Form 10-K
period 2004-12-31
USA Mobility, Inc
filed 2005-03-17
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-51027
USA MOBILITY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	16-1694797
(State of incorporation)	(I.R.S. Employer Identification No.)

6677 Richmond Highway, Alexandria, Virginia (address of principal executive offices)	22306 (Zip Code)
Registrant’s telephone number, including area code: (703) 660-6677
Securities registered pursuant to Section 12(b) of the
Securities Exchange Act of 1934: None
Securities registered pursuant to Section 12(g) of the
Securities Exchange Act of 1934:
Title of class

Common Stock Par Value $0.0001 Per Share
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐
      The aggregate market value of the common stock held by non-affiliates of the Registrant’s predecessor was $501,535,000 based on the closing price of $28.49 per share on the NASDAQ National Market on June 30, 2004.
      The number of shares of Registrant’s common stock outstanding on March 1, 2005 was 26,828,571
      Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2005, are incorporated by reference into Part III of this Report.

Forward-Looking Statements
      This annual report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. or its management, are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Affecting Future Operating Results”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Risk Factors Affecting Future Operating Results”.

PART I
ITEM 1.     Business
General
      USA Mobility, Inc., a Delaware corporation (“USA Mobility” or “the Company”), is a leading provider of local, regional and nationwide one-way messaging and two-way messaging services. Through our nationwide wireless networks, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (“SMSAs”). At December 31, 2004, we had approximately 5.7 million and 0.5 million one and two-way messaging units in service, respectively.
      Our principal office is located at 6677 Richmond Highway, Alexandria, Virginia 22306, and our telephone number is (703) 660-6677. Our Internet address is www.usamobility.com. We make available free of charge through our web site our annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission. The information on our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.
Merger of Arch Wireless, Inc. and Metrocall Holdings, Inc.
      We are a holding company formed on March 5, 2004 to effect the merger of Arch Wireless, Inc. (“Arch”) and Metrocall Holdings, Inc. (“Metrocall”) which occurred on November 16, 2004. Prior to the merger, we had not conducted any activities other than those incidental to our formation. The following describes the consideration issued in the merger:

•	We issued one share of our common stock for each outstanding share of Arch common stock totaling approximately 19.6 million shares;

•	We paid $75 per share for 2.0 million Metrocall shares and issued 1.876 shares of our common stock for each share of the remaining Metrocall common shares totaling approximately 7.2 million new shares;

•	All options to purchase shares of Arch common stock and any previously issued and outstanding Arch restricted stock that was not repurchased were exchanged for an equal number of options or restricted shares of our common stock on the same terms and restrictions previously applicable;

•	Holders of unexercised options to purchase Metrocall common stock received options to purchase 1.876 shares of our common stock per share at an exercise price equal to the exercise price per share of Metrocall common stock divided by 1.876.
      In order to consummate the transaction, we borrowed $140.0 million to fund a portion of the $150.0 million cash consideration paid to holders of Metrocall common stock.
      After the merger was completed, former holders of Arch common stock and options held approximately 72.5% of the fully diluted shares of our common stock and holders of former Metrocall common stock and options held 27.5% of our fully diluted common stock. The merger was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, “SFAS No. 141”, Business Combinations. Arch was deemed the acquiring entity due primarily to its former shareholders holding a majority of our common stock. Accordingly, the basis of the Arch assets and liabilities were reflected at their historical basis and amounts allocated to Metrocall’s assets and liabilities were based upon the purchase price and estimated fair values of such assets and liabilities as of the merger date. Since Arch was deemed the acquiring entity, Arch’s historical financial results prior to the merger are reflected throughout this Form 10-K.

Industry Overview
      The mobile wireless telecommunications industry consists of multiple voice and data providers which compete among one another, both directly and indirectly, for subscribers. Messaging carriers like us provide customers with services such as numeric and alphanumeric messaging. Customers receive these messaging services through a small, handheld device. The device, often referred to as a pager, signals a subscriber when a message is received through a tone and/or vibration and displays the incoming message on a small screen. With numeric messaging services, the device displays numeric messages, such as a telephone number. With alphanumeric messaging services, the device displays numeric and/or text messages.
      Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless email messages to other messaging devices, including pagers, PDAs and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small QWERTY keyboard that enables subscribers to type messages which are sent to other devices as noted above. We provide two-way messaging and other short messaging based services and applications using our narrowband PCS networks.
      Mobile telephone service, such as cellular and broadband personal communication services (“PCS”), carriers provide telephone voice services as well as services that are functionally identical to the one and two-way messaging services provided by wireless messaging carriers such as us. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS telephones. These handsets are also capable of receiving numeric, alphanumeric and e-mail messages as well as information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greetings and message storage and retrieval.
      Technological improvements outside of one-way and two-way paging have generally contributed to the market for wireless messaging services and the provision of better quality services at lower prices to subscribers. These improvements have enhanced the capability and capacity of non-paging mobile wireless messaging networks and devices while lowering equipment and airtime costs. These technological improvements, and the degree of similarity in messaging devices, coverage and battery life, have resulted in competitive messaging services continuing to take market share from our paging subscriber base.
      Although the U.S. traditional paging industry has hundreds of licensed paging companies, the overall number of one and two-way messaging subscribers has been declining as the industry continues to face intense competition from “broadband”/voice wireless services and other forms of wireless message delivery. We believe demand for our one and two-way messaging services has declined over the past several years and that it will continue to decline for the foreseeable future. The decline in demand for our messaging services has largely been attributable to competition from cellular and broadband PCS carriers.
2005 Business Strategy
      We believe that one-way messaging is a cost-effective, reliable means of delivering messages and a variety of other information rapidly over a wide geographic area directly to a mobile person. One-way messaging is a method to communicate at lower cost than current two-way communication methods, such as cellular and PCS telephones. For example, our messaging equipment and airtime required to transmit an average message costs less than the equipment and airtime for cellular and PCS telephones. Furthermore, our one-way messaging devices operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee. In addition, these messaging devices are unobtrusive and mobile.
      We believe the combination of Arch and Metrocall provides us with the potential to generate stronger operating and financial results than either company could have achieved separately. We anticipate the combination will result in substantial synergies and cost reductions compared to the costs that would have been incurred to operate the companies on a stand-alone basis due to the expected elimination of duplicative or redundant operations, functions and locations. We also anticipate the net cash flows from operating activities should allow the combined company to repay the borrowings required to complete the merger within twelve months following November 16, 2004.
      Our business objectives and operating strategy for 2005 will focus on maximizing cash flows provided by our operating activities while integrating the operations of Arch and Metrocall. Key elements of this strategy are:

•	Customer and revenue retention;

•	Sales of new products and services; and

•	Cost efficiencies and integration synergies.
      Customer and Revenue Retention — Our customer and revenue retention efforts focus on customer service and sales efforts to existing and prospective business, medical and government customers. Retention efforts are supported through our national sales force and customer service model designed to provide support to customers based on their account size. Our customer service representatives assist customers in managing their account activity. In addition, they address customer inquiries from existing or potential customers. We continue to provide customer service at both the field and national level to address the demands and expectations of our customers. Despite our emphasis on customer and revenue retention, we expect that our customers and revenue will continue to decline for the foreseeable future, due to technological competition from the mobile phone/ PDA service providers as they continue to lower cost while adding functionality.
      Sales of New Products and Services — We sell wireless phones, through alliance and dealer agreements with several carriers including Nextel and Cingular, to subscribers that require wireless messaging beyond the capabilities of traditional paging. These offerings partially offset revenue losses associated with subscriber erosion and enable us to satisfy customer demands for a broader range of wireless products and services. However, this represents a very small percentage of our revenues.
      Cost Efficiencies and Integration Efforts — Given the redundant nature of the Arch and Metrocall messaging operations, we expect the combination of sales, customer service, technical and back-office functions will enable us to eliminate a significant amount of operating expenses. From the merger date, our integration efforts have focused and will continue to focus on five major areas including:
      Technical Infrastructure and Network Operations — Integration efforts in this area include, among other things, consolidation of our one-way networks; the deconstruction of one of our two-way networks, the combination of our satellite resources into one common transmission platform and the elimination of approximately one-third of the combined company’s switch locations. As of December 31, 2004, we had approximately 18,500 transmitters servicing the Arch and Metrocall networks, 14 percent of which we expect to eliminate during 2005 as a result of our integration efforts. As a result of fewer transmitters, we expect to incur lower telecommunications and other utility costs and payroll related expenses. The related reduction in transmitter lease expenses will result over time as the leases expire during 2005, 2006, 2007 and beyond.
      Selling and Marketing — Both Arch and Metrocall operate sales offices in most major cities in the United States. The merger will enable us to combine sales offices and service our subscriber base with fewer sales positions in markets where overlapping operations exist. As a result of the merger, we eliminated over 300 selling and marketing positions prior to December 31, 2004. In addition, we expect to close between 45 and 60 of our 141 field sales office locations in 2005. Although we plan to close certain offices, our ability to reduce rent expense will depend on our success negotiating buyout settlements or securing subtenants; otherwise, savings will not occur until the underlying leases expire.
      Billing System Consolidation — Both Arch and Metrocall have a separate, stand-alone billing system and related support staff utilized to monitor and prepare invoices, manage customer service and track subscriber equipment. Each company incurs payroll, license fees and other expenses to operate billing system. We expect to convert the Metrocall billing system into the Arch billing system by the close of the third quarter 2005. However, due to contractual agreements, much of the cost benefit from this consolidation will not occur until 2006.

      Inventory Fulfillment — As of the merger date, Arch and Metrocall operated four distribution centers. In late 2004, we consolidated one of these facilities and expect to consolidate an additional facility in 2005.
      Back-office Operations — These operations include accounting and finance; human resources; customer service, credit and collections; information technology and other overhead functions. We expect to administer the accounting and finance, human resources and other executive functions from our Alexandria, Virginia headquarters. We expect to further consolidate our customer service operations once we consolidate to a single billing system.
Paging and Messaging Services, Products and Operations
      We provide one and two-way messaging services and wireless information services throughout the United States, including the 100 largest markets and Puerto Rico. These services are offered on a local, regional and nationwide basis employing digital networks that cover more than 90% of the United States population.
      Our customers include businesses with employees who need to be accessible to their offices or customers, first responders who need to be accessible in emergencies, and third parties, such as other telecommunications carriers and resellers that pay us to use our networks. Our customers include businesses, professionals, management personnel, medical personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.
      We market and distribute our services through a direct sales force and a small indirect sales force.
      Direct. Our direct sales force leases or sells devices directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. We intend to continue to market to commercial enterprises utilizing our direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of December 2004, our sales personnel were located in 141 offices in 35 states throughout the United States. In addition, we maintain several corporate sales groups focused on national business accounts; local, state and Federal government accounts; advanced wireless services; systems applications; telemetry and other product offerings.
      Indirect. Within our indirect channel we contract with and invoice an intermediary for airtime services. The intermediary or “reseller” in turn markets, sells and provides customer service to the end-user. There is no contractual relationship that exists between us and the end subscriber. Therefore, operating costs per unit to provide these services are significantly below that required in the direct distribution channel. Indirect units in service typically have lower average monthly revenue per unit than direct units in service. The rate at which subscribers disconnect service in our indirect distribution channel has been higher than the rate experienced with our direct customers and we expect this to continue in the foreseeable future.
      The following tables set forth units in service and revenue associated with our two channels of distribution:

	As of December 31,

	2002(a)		2003(a)		2004(b)

(units in thousands)	Units	%	Units	%	Units	%

Direct	4,312	76%	3,674	83%	5,003	81%
Indirect	1,328	24	763	17	1,199	19

Total	5,640	100%	4,437	100%	6,202	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch and Metrocall.

	For the Year Ended December 31,

	2002(a)		2003(a)		2004(b)

(dollars in thousands)	Revenue	%	Revenue	%	Revenue	%

Direct	$746,462	91%	$554,345	93%	$457,789	93%
Indirect	72,267	9	43,133	7	32,371	7

Total	$818,729	100%	$597,478	100%	$490,160	100%

(a)	Includes revenues of Arch only.

(b)	Includes revenues of Arch for the twelve months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.
     Our customers may subscribe to one or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.
      A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet his or her messaging needs. Local coverage generally allows the subscriber to receive messages within a small geographic area, such as a city. Regional coverage allows a subscriber to receive messages in a larger area, which may include a large portion of a state or sometimes groups of states. Nationwide coverage allows a subscriber to receive messages in major markets throughout the United States. The monthly fee generally increases with coverage area. Two-way messaging is generally offered on a nationwide basis.
      The following table summarizes the breakdown of our one and two-way units in service at specified dates:

	December 31,

	2002(a)		2003(a)		2004(b)

(units in thousands)	Units	%	Units	%	Units	%

One-way messaging	5,288	94%	4,147	93%	5,673	91%
Two-way messaging	352	6	290	7	529	9

Total	5,640	100%	4,437	100%	6,202	100%

(a)	Includes one and two-way messaging units in service of Arch.

(b)	Includes one and two-way messaging units in service of Arch and Metrocall.
     We provide wireless messaging services to subscribers for a monthly fee, as described above. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks.
      The following table summarizes the number of units in service owned by us, our subscribers and our indirect customers at specified dates:

	December 31,

	2002(a)		2003(a)		2004(b)

(units in thousands)	Units	%	Units	%	Units	%

Owned and leased	4,005	71%	3,310	75%	4,755	77%
Owned by subscribers	307	5	364	8	248	4
Owned by indirect customers or their subscribers	1,328	24	763	17	1,199	19

Total	5,640	100%	4,437	100%	6,202	100%

(a)	Includes units in service of Arch.

(b)	Includes units in service of Arch and Metrocall
Messaging Networks and Licenses
      We hold licenses to operate on various frequencies in the 150 MHz, 450 MHz and 900 MHz bands. We are licensed by the Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”) messaging services. These licenses are utilized to provide one-way and two-way messaging services over our networks.
      We operate local, regional and nationwide one-way networks, which enable our subscribers to receive messages over a desired geographic area. The majority of the messaging traffic that is transmitted on our 150 MHz and 450 MHz frequency bands utilize the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction. One-way networks operating in 900 MHz frequency bands predominantly utilize the FLEX tm protocol developed by Motorola along with some legacy POCSAG traffic that is broadcast in this band as well. The FLEXtm protocol is a newer technology having the advantage of functioning at higher network speeds which increases the volume of messages that can be transmitted over the network as well as having more robust error correction which facilitates message delivery to a device with fewer transmission errors.
      Our two-way messaging networks utilize the ReFLEX 25tm protocol, also developed by Motorola. ReFLEX 25tm promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25tm protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEXtm protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way messaging network operates under a set of licenses, called narrowband PCS, which as noted above, use 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.
      Although the capacity of our networks vary by market, we have a significant amount of excess capacity. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations which we believe will result in lower operating expenses.
Sources of Equipment
      We do not manufacture any of the messaging devices our customers need to take advantage of our services or any of the network equipment we utilize to provide messaging services. We historically purchased messaging devices primarily from Motorola, which discontinued production of messaging devices in 2002. Since then, we have developed relationships with several vendors for new equipment. Additionally, used equipment is available in the secondary market from various sources. We believe our existing inventory of Motorola devices, returns of devices from our lease customers that cancel service and purchases from other available sources of new and reconditioned devices will be sufficient to meet our expected device requirements for the foreseeable future.
      We currently have network equipment that we believe will be sufficient to meet our equipment requirements for the foreseeable future. In addition, we currently receive maintenance and support services for our network infrastructure components from GTES, LLC (“GTES”) through a support service contract, which will expire in May 2007. We expect that infrastructure and equipment components will continue to be readily available for the foreseeable future, consistent with normal manufacturing and delivery lead times; but cannot provide any assurance that we will not experience unexpected delays in obtaining equipment in the future. In February 2004, GTES was formed as a venture between our wholly owned subsidiary, Metrocall Ventures, Inc., and the former management and employees of Glenayre Technologies, Inc. paging and infrastructure operations. This venture should provide USA Mobility with access to software and hardware support for critical messaging infrastructure for the foreseeable future.
Competition
      The wireless messaging industry is highly competitive. Companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service.
      We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for our messaging services include Verizon Wireless Messaging, LLC, Ameritech Mobile Services, Inc. (a subsidiary of SBC Communications, Inc.), Skytel, Inc. (a division of MCI, Inc.) and a variety of other regional and local providers. The products and services we offer also compete with a broad array of wireless messaging services provided by mobile telephone companies. This competition has intensified as prices for these services have declined, and these providers have incorporated messaging capability into their mobile phone devices. Many of these companies possess financial, technical and other resources greater than ours. Such providers currently competing with us in one or more markets include Cingular, Sprint PCS, Verizon Wireless, T-Mobile and Nextel.
      While cellular, PCS and other mobile telephone services are, on average, more expensive than the one and two-way messaging services we provide, such mobile telephone service providers typically provide one and two-way messaging service as an element of their basic service package. Most PCS and other mobile phone devices currently sold in the United States are capable of sending and receiving one and two-way messages. Subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, one and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, PCS and other mobile telephone services has led many subscribers to select combined voice and messaging services as an alternative to stand alone messaging services.
Regulation

Federal Regulation
      The FCC issues licenses to use radio frequencies necessary to conduct our business and regulates many aspects of our operations. Licenses granted to us by the FCC have varying terms, generally of up to ten years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally have been granted upon showing compliance with FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal we have filed.
      The Communications Act of 1934, as amended (the “Act”), requires radio licensees such as us to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization of any rights there under. The FCC has thus far granted each assignment or transfer request we have made in connection with a change of control.
      The Act also places limitations on foreign ownership of CMRS licenses, which constitute the majority of licenses we hold. These foreign ownership restrictions limit the percentage of our stockholders’ equity that may be owned or voted, directly or indirectly, by aliens or their representatives, foreign governments or their representatives, or foreign corporations. Our Amended and Restated Certificate of Incorporation permits the redemption of our equity from stockholders where necessary to protect compliance with these requirements.
      Failure to follow the FCC’s rules and regulations can result in a variety of penalties, ranging from monetary fines to the loss of licenses. Additionally, the FCC has the authority to modify licenses or impose additional requirements through changes to its rules.

      As a result of various FCC decisions over the last few years, we no longer pay fees for the termination of traffic originating on the networks of local exchange carriers providing wire-line services interconnected with our services and in some instances we received refunds for prior payments to certain local exchange carriers. We have entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. We may be liable to local exchange carriers for costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for us, depending on further FCC disposition of these issues and the agreements reached between us and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the FCC in our favor, we may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld.
      Other legislative or regulatory requirements may impose additional costs on our business. For example, the FCC requires companies such as us to pay levies and fees, such as “Universal Service” fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services we provide. By law, we are permitted to pass through most of these regulatory costs to customers and typically do so. Additionally, the Communications Assistance to Law Enforcement Act, and certain rules implementing that Act, requires some telecommunications companies, including us, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages on our networks. Other regulatory requirements restrict how we may use customer information and prohibit certain commercial electronic messages, even to our own customers. Although these requirements have not, to date, had a material adverse effect on our operating results, these or similar requirements could have a material adverse effect on our operating results in the future.

State Regulation
      As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993 in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating “other terms and conditions” of our operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible; however, provisions of the Act prohibit local zoning authorities from unreasonably restricting wireless services. States that regulate our services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of USA Mobility. At this time, we are not aware of any proposed state legislation or regulations that would have a material adverse impact on our existing operations.

Arch Chapter 11 Proceeding
      Certain holders of 12 3/4% senior notes of Arch Wireless Communications, Inc., a wholly-owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the bankruptcy court entered an order for relief under Chapter 11. Also on December 6, 2001, Arch and 19 of its wholly-owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the bankruptcy court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when Arch emerged from bankruptcy. Arch and its domestic subsidiaries are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.

Trademarks
      We own the service marks “USA Mobility”, “Arch”, “Arch Paging”, and “Metrocall”, and we hold federal registrations for the service marks “Metrocall”, “Arch Wireless” and “PageNet” as well as various other trademarks.

Employees
      At March 1, 2005, we employed 2,234 persons. None of our employees is represented by a labor union. We believe our employee relations are good.

ITEM 2.	Properties
      At December 31, 2004, we owned four office buildings in the United States. In addition, we leased facility space, including our executive headquarters, sales, technical and storage facilities in approximately 320 locations in 44 states.
      We lease transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 14,000 locations in all 50 states and Puerto Rico. These leases are for various terms and provide for monthly lease payments at various rates.

ITEM 3.	Legal Proceedings
      USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. Each action was brought by a Metrocall shareholder on his own behalf and purportedly on behalf of all public shareholders of Metrocall’s common stock, excluding the defendants and their affiliates and associates. Each complaint alleges, among other things, that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger between Arch and Metrocall and that USA Mobility and Arch aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. The complaints seek compensatory relief as well as an injunction to prevent consummation of the merger. USA Mobility believes the allegations made in the complaints are without merit. However, given the uncertainties and expense of litigation, we and the other defendants have entered into a memorandum of understanding with the plaintiffs to settle these actions. The proposed settlement, which must be approved by the court, required, among other things, Arch and Metrocall to issue a supplement to the joint proxy/prospectus (which was first mailed to Metrocall and Arch shareholders on October 22, 2004) and to announce their respective operating results for the three months ended September 30, 2004 in advance of the shareholder meeting that occurred on November 8, 2004. Plaintiffs’ counsel of record in the actions will apply to the Court for an award of attorneys’ fees and expenses not to exceed $275,000, and defendants have agreed to not oppose such application. Metrocall, Arch and USA Mobility have agreed to bear the costs of providing any notice to Metrocall stockholders regarding the proposed settlement.
      On November 10, 2004, former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/ Endispute in Boston, Massachusetts, asserting that they were terminated from their employment by the Company pursuant to a “Change in Control” as defined in their respective Executive Employment Agreements (the “Claim”). The Former Executives filed the Claim against Arch Wireless, Inc., Arch Wireless Holdings, Inc., Arch Wireless Operating Co., Inc., MobileMedia Communications, Inc. and Mobile Communications Corporation of America (collectively, the “Respondents”). The Former Executives asserted in their Claim, entitlement to additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements, attorneys fees and costs and unspecified other and further relief. In the event that the Former Executives were to prevail on their Claim they could be awarded additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements up to, approximately $8.5 million plus the costs of attorneys fees and other costs. We and the Former Executives mutually selected an arbitrator to preside over the case. Discovery is underway and the trial is scheduled to take place in May 2005. We are disputing the Claim vigorously. We do not believe that a

Change in Control as defined in the Former Executives Executive Employment Agreements has occurred and believe that we will ultimately prevail in the arbitration proceeding.
      Certain holders of 12 3/4% senior notes of Arch Wireless Communications, Inc., a wholly-owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the bankruptcy court entered an order for relief under Chapter 11. Also on December 6, 2001, Arch and 19 of its wholly owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the bankruptcy court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when Arch emerged from bankruptcy. Arch and its domestic subsidiaries are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.
      In the course of our operations we have become involved as a defendant and occasionally as a plaintiff in a number of commercial tort and employment related lawsuits and proceedings. We do not believe that any of the litigation in which we are currently involved or that has been overtly threatened against us will have individually or in the aggregate a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	Submission Of Matters to A Vote Of Security Holders
      At the Special Meeting of Arch Stockholders held on November 8, 2004, the following proposal was adopted by the vote specified below:

		Withheld/		Broker
Proposal	For	Against	Abstain	Non-Votes

To approve agreement and plan of merger with Metrocall Holdings, Inc.	15,927,855	7,854	6,180	0

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market and is traded under the symbol “USMO.”
      The following table sets forth the high and low intraday sales prices per share of our common stock for the period indicated, which corresponds to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are as reported on the NASDAQ National Market from November 18, 2004 through December 31, 2004. Prior to November 18, 2004, our common stock was not publicly traded.

	High	Low

2004 4th Quarter beginning November 18, 2004	$37.60	$33.25
      We did not declare dividends on our common stock during 2004. Under the terms of our credit facility, we are prohibited from paying dividends. We sold no unregistered securities during 2004 and made no repurchases of our common stock during the fourth quarter of 2004.
      As of March 1, 2005, there were 6,950 holders of record of our common stock.
      Transfer Restrictions on Common Stock — In order to reduce the possibility that certain changes in ownership could impose limitations on the use of our tax attributes, our Amended and Restated Certificate of Incorporation contains provisions which generally restrict transfers by or to any 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock. After a cumulative indirect shift in ownership of Arch of more than 45% since its emergence from bankruptcy proceedings in May 2002 (as determined by taking into account all relevant transfers of the stock of Arch prior to our acquisition, including transfers pursuant to the merger) through a transfer of our common stock, any transfer of our common stock by or to a 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock, will be prohibited unless the transferee or transferor provides notice of the transfer to us and our board of directors determines in good faith that the transfer (1) would not result in a cumulative indirect shift in ownership of Arch of more than 47% or (2) would not increase the cumulative indirect shift in ownership of Arch.
      Prior to a cumulative indirect ownership change of Arch of more than 45%, transfers of our common stock will not be prohibited except to the extent that they result in a cumulative indirect shift in ownership of Arch of more than 47%, but any transfer by or to a 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock requires a notice to us. Similar restrictions apply to the issuance or transfer of an option to purchase our common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. These restrictions will remain in effect until the earliest of (a) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), (or any comparable successor provision) and (b) the date on which the limitation amount imposed by Section 382 of the Code in the event of an ownership change of Arch would not be less than Arch’s net operating loss carry forward and net unrealized built-in loss. Transfers by or to us and any transfer pursuant to a merger approved by our board of directors or any tender offer to acquire all of our outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions.

ITEM 6.	Selected Consolidated Financial and Operating Data
      We are a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to these acquisitions, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed the acquiring entity and is the predecessor registrant of USA Mobility. Accordingly, the consolidated historical information and operating data for the year ended December 31, 2004 reflects that of Arch for the twelve months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004. Historical financial information and operating data as of December 31, 2000, 2001, 2002 and 2003, and for the four years ended December 31, 2003 reflect that of Arch. The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2004.
      On May 29, 2002, Arch emerged from proceedings under Chapter 11 of the bankruptcy code. For financial statement purposes, Arch’s results of operations and cash flows have been separated as pre and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See Note 2 of Notes to Consolidated Financial Statements. For purposes of the selected data below, we refer to Arch’s results prior to May 31, 2002 as results for Arch’s predecessor company and we refer to ours and Arch’s results after May 31, 2002 as results for the reorganized company. However, for the reasons described in Note 2, certain aspects of the predecessor company financial statements for the periods before we emerged from bankruptcy are not comparable to the reorganized company’s financial statements.
      The selected financial and operating data as of December 31, 2000, 2001, 2002, 2003 and 2004 and for each of the two years ended December 31, 2001, for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the two years ended December 31, 2004 have been derived from the audited consolidated financial statements of USA Mobility or its predecessor, Arch. The consolidated financial statements of Arch for the two years ended 2001 were audited by Arthur Andersen LLP, which has ceased operations.
      The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	Arch Predecessor Company			Reorganized Company

			Five Months	Seven Months	Year Ended
	Year Ended December 31,		Ended	Ended	December 31,
			May 31,	December 31,
	2000	2001	2002	2002	2003	2004

	(Dollars in thousands except per share amounts)
Statements of Operations Data:
Revenues:
Service, rental and maintenance	$794,997	$1,101,762	$351,721	$432,445	$571,989	$470,751
Product sales	56,085	61,752	13,639	20,924	25,489	19,409

	851,082	1,163,514	365,360	453,369	597,478	490,160
Operating expenses:
Cost of products sold	35,861	42,301	10,426	7,740	5,580	4,347
Service, rental and maintenance	182,993	306,256	105,990	135,295	192,159	161,071
Selling and marketing	107,208	138,341	35,313	37,897	45,639	36,085
General and administrative	263,901	388,979	116,668	136,257	166,167	129,299
Depreciation and amortization(2)	500,831	1,584,482	82,720	103,875	118,917	114,367
Stock-based and other compensation	—	—	—	6,979	11,420	12,927
Reorganization expense	—	154,927	—	—	—	—
Restructuring charges	5,425	7,890	—	—	11,481	3,018

Operating income (loss)	(245,137)	(1,459,662)	14,243	25,326	46,115	29,046
Interest and non-operating expenses, net	(169,252)	(258,870)	(2,068)	(18,340)	(19,237)	(5,914)
Gain (loss) on extinguishment of debt	58,603	34,229	1,621,355	—	—	(1,031)
Other income	—	—	—	(1,129)	516	658

Income (loss) before reorganization items, net and fresh start accounting adjustments	(355,786)	(1,684,303)	1,633,530	5,857	27,394	22,759
Reorganization items, net	—	—	(22,503)	(2,765)	(425)	—
Fresh start accounting adjustments, net	—	—	47,895	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(355,786)	(1,684,303)	1,658,922	3,092	26,969	22,759
Income tax benefit (expense)	46,006	121,994	—	(2,265)	(10,841)	(9,278)

Income (loss) before cumulative effect of change in accounting principle	(309,780)	(1,562,309)	1,658,922	827	16,128	13,481
Change in accounting principle	—	(6,794)	—	—	—	—

Net income (loss)	$(309,780)	$(1,569,103)	$1,658,922	$827	$16,128	$13,481

Basic net income (loss) per common share:
Net income (loss) before accounting change	$(4.10)	$(8.79)	$9.09	$0.04	$0.81	$0.65
Accounting change	—	(0.04)	—	—	—	—

Net income (loss)	$(4.10)	$(8.83)	$9.09	$0.04	$0.81	$0.65

Diluted net income (loss) per common share:
Net income (loss) before accounting change	$(4.10)	$(8.79)	$9.09	$0.04	$0.81	$0.64
Accounting change	—	(0.04)	—	—	—	—

Net income (loss)	$(4.10)	$(8.83)	$9.09	$0.04	$0.81	$0.64

Other Operating Data:
Capital expenditures, excluding acquisitions	$140,285	$109,485	$44,474	$39,935	$25,446	$19,232

	Arch Predecessor Company		Reorganized Company

	2000	2001	2002	2003	2004

Balance Sheet Data:
Current assets	$211,443	$244,453	$115,231	$105,511	$121,902
Total assets	2,309,609	651,633	437,924	509,872	793,311
Long-term debt, less current maturities (1)	1,679,219	—	162,185	40,000	47,500
Liabilities subject to compromise (1)	—	2,096,280	—	—	—
Redeemable preferred stock (1)	30,505	—	—	—	—
Stockholders’ equity (deficit)	(94,264)	(1,656,911)	118,393	354,623	583,337

(1)	In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, known as SOP 90-7, at December 2001, Arch classified substantially all of its pre-petition liabilities and redeemable preferred stock as “Liabilities Subject to Compromise.” See Note 2 to the Consolidated Financial Statements.

(2)	Depreciation and amortization expense increased in 2001 primarily due to an impairment charge of $976.2 million related to Arch’s long-lived assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies,” which describe key estimates and assumptions we make in the preparation of our financial statements and “Risk Factors Affecting Future Operating Results,” which describe key risks associated with our operations and industry.
Merger of Arch and Metrocall
      We are a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to the merger, we had not conducted any activities other than those incidental to our formation. The following describes the consideration issued in the merger:

•	We issued one share of our common stock for each outstanding share of Arch common stock totaling approximately 19.6 million shares;

•	We paid $75 per share for two million Metrocall shares and issued 1.876 shares of our common stock for each share of the remaining Metrocall common shares totaling approximately 7.2 million new shares;

•	All options to purchase shares of Arch common stock and any previously issued and outstanding Arch restricted stock, that was not repurchased, were exchanged for an equal number of options or restricted shares of our common stock on the same terms and restrictions previously applicable;

•	Holders of unexercised options to purchase Metrocall common stock received options to purchase 1.876 shares of our common stock per share at an exercise price equal to the exercise price per share of Metrocall common stock divided by 1.876.
      In order to consummate the merger, we borrowed $140.0 million to fund a portion of the $150.0 million cash consideration paid to holders of Metrocall common stock.
      After the transactions were completed, former holders of Arch common stock and options held approximately 72.5% of the fully diluted shares of our common stock and holders of former Metrocall common stock and options held 27.5% of our fully diluted common stock. The merger was accounted for under the purchase method of accounting pursuant to SFAS No. 141, Business Combinations. Arch was deemed the acquiring entity due primarily to its former shareholders holding a majority of our common stock. Accordingly, the basis of the Arch assets and liabilities were reflected at their historical basis and amounts allocated to Metrocall’s assets and liabilities were based upon the purchase price and the estimated fair values of such assets and liabilities as of the merger date. Since Arch was deemed the acquiring entity, Arch’s historical financial results prior to the merger are reflected throughout this Form 10-K.
Overview
      We derive the majority of our revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally driven by the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success retaining subscribers which is important in order to maintain recurring revenues and to control operating expenses.

      The following table sets forth our gross placements and disconnects for the periods stated.

	For the Year Ended December 31,

	2002 (a)		2003 (a)		2004 (b)

	Gross		Gross		Gross
(units in thousands)	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
Direct	907	2,327	584	1,223	540	1,179
Indirect	530	1,694	242	806	205	545

Total	1,437	4,021	826	2,029	745	1,724

(a)	Includes gross placements and disconnects of Arch only.

(b)	Includes gross placements and disconnects of Arch for the year ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.
      The demand for one-way messaging services declined during the three years ended December 31, 2004, and we believe demand will continue to decline for the foreseeable future. During 2002, units in service decreased by 2,860,000 units, of which 2,584,000 were due to subscriber cancellations and 276,000 were due to the partial divestiture of Arch’s interest in two Canadian subsidiaries, which resulted in the financial results of these subsidiaries no longer being consolidated into our financial statements commencing in December 2002. During 2003, units in service decreased by 1,452,000 units as a result of operations. This decrease does not include the addition of 249,000 units which resulted from the reversal of the remaining portion of the one-time, 1,000,000 unit reduction recorded in the fourth quarter of 2000 for definitional differences and potential unit reductions associated with the conversion and cleanup of accounts acquired in the PageNet acquisition. Since Arch completed the conversion and final review of these accounts, the remainder of this prior unit reduction was recorded as a one-time increase in the fourth quarter, which increased units in service at December 31, 2003.
      During 2004, units in service increased 1,765,000 units due to the addition of 2,744,000 units associated with the Metrocall merger partially offset by the decrease of 979,000 units as a result of operations.
      The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit, is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. Average revenue per unit by distribution channel and messaging service are monitored regularly. The following table sets forth our average revenue per unit by distribution channel for the periods stated.

	For the Year Ended
	December 31,

	2002(a)	2003(a)	2004(b)

Direct	$11.73	$11.50	$10.17
Indirect	3.12	3.53	4.00
Consolidated	9.40	9.85	9.17

(a)	Includes average revenues for Arch only.

(b)	Includes average revenues for Arch for year ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.
      While average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Consolidated average revenue per unit decreased $0.68 in 2004 from 2003. The 249,000 unit adjustment Arch made in the fourth quarter of 2003 contributed $0.45 of this decrease. The remainder of the decrease was due primarily to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. The decrease in average revenue per unit in our direct distribution channel is the most significant indicator of rate-related changes in our revenues. We anticipate that average revenue per unit for our direct units in service will decline in future periods and the decline will be primarily due to the mix of messaging services demanded by our customers, the percentage of customers with fewer units in service and, to a lesser extent, changes in monthly charges.
      As discussed earlier, customers with more units in service generally have lower monthly charges for similar services due to volume discounts and historically have had lower disconnect rates. Therefore, as the percentage of our direct units in service becomes more concentrated with customers that have more units in service, disconnect rates should decline and our average revenue per unit may also decline as new placements may generally have lower revenue per unit than units that disconnect.
      Our revenues were $818.7 million, $597.5 million and $490.2 million for the years ended December 31, 2002, 2003 and 2004, respectively. The 2004 revenue includes $38.5 million of Metrocall revenue for the period from November 16 to December 31, 2004. As noted above, the demand for our messaging services has declined over this three-year period and, as a result, operating expense management and control are important to our financial results. Certain of our operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of our networks and the provision of messaging services and consist largely of telephone charges to deliver messages over our networks, lease payments for transmitter locations and payroll expenses for our engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with our direct and indirect sales forces. This classification consists primarily of salaries and commissions related to our gross placements.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.
      We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed on a functional expense basis. In 2004, we incurred approximately 74% of the three expense categories listed above, in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telephone expense.
      Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. We review the number of employees in major functional categories such as direct sales, customer service, collections and inventory on a monthly basis. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize physical locations.
      Lease payments for transmitter locations are largely dependent on our messaging networks. As described in “Messaging Networks and Licenses,” we operate local, regional and nationwide one and two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which, in turn, is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations, which we refer to as network rationalization. In 2003 and 2004, we removed 4,520 and 1,040 transmitters from various networks, respectively. As previously discussed, we plan to remove approximately 14% of our 18,500 transmitters in 2005 in conjunction with our integration activities.
      Telephone expenses are incurred to interconnect our messaging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telephone expense to vary regardless of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Therefore, based on the factors discussed above, absent efforts that are underway to review telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which we operate, telephone expenses do not necessarily vary in direct relationship to units in service.
      The total of our cost of products sold; service, rental and maintenance; selling and marketing and general and administrative expenses was $585.6 million, $409.5 million and $330.8 million for the years ended December 31, 2002, 2003 and 2004, respectively. Since it is anticipated that demand for one and two-way messaging will continue to decline, expense reductions will continue to be necessary in order for us to maintain operating margins at current levels.
Results of Operations
      As previously discussed, Arch and Metrocall merged on November 16, 2004. The results of operations and cash flows discussed below for 2004 include the operating results and cash flows of Arch for the twelve months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004. For periods prior to 2004, the operating results and cash flows of Arch or its predecessor company are presented.
Comparison of the Results of Operations for the Years Ended December 31, 2004 and 2003

					Change Between
	For the Year Ended,				2003 and 2004

	2003		2004

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
(amounts in thousands)
Revenues:
Service, rental & maintenance	$571,989	95.7%	$470,751	96.0%	$(101,238)	(17.7)%
Product sales	25,489	4.3	19,409	4.0	(6,080)	(23.9)

	597,478	100.0	490,160	100.0	(107,318)	(18.0)
Selected operating expenses:
Cost of products sold	5,580	0.9	4,347	0.9	(1,233)	(22.1)
Service, rental & maintenance	192,159	32.2	161,071	32.9	(31,088)	(16.2)
Selling and marketing	45,639	7.6	36,085	7.4	(9,554)	(20.9)
General and administrative	166,167	27.8	129,299	26.4	(36,868)	(22.2)
Revenues
      Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist largely of revenues associated with the sale of devices and charges for leased devices that are not returned. We do not differentiate between service and rental revenues. The decrease in revenues consisted of a $137.5 million decrease in recurring fees associated with the provision of messaging services and a $8.3 million decrease in revenues from device transactions related to the operations of Arch partially offset by recurring fees associated with the provision of messaging services of $36.3 million and revenues from device and other sales transactions of $2.2 million related to the operations of Metrocall from November 16, 2004 to December 31, 2004. The table below sets forth units in service and recurring fees, the changes in each between 2003 and 2004 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Revenue		Change

	2003	2004	Change	2003	2004	Due to ARPU	Due to Units

One-way messaging	4,147	5,673	1,526	$468,954	$380,311	$(22,098)	$(66,545)
Two-way messaging	290	529	239	103,035	90,440	(6,703)	(5,892)

Total	4,437	6,202	1,765	$571,989	$470,751	$(28,801)	$(72,437)

      As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in reductions in recurring fees due to the lower volume of subscribers. Although we are focused on customer retention, we cannot provide assurance that we will be able to slow the rate of revenue erosion experienced by Arch or Metrocall in past periods.
Operating Expenses
      Cost of Products Sold. Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The $1.2 million decrease in 2004 was due primarily to lower numbers of device transactions due to lower units in service in 2004; partially offset by $938,000 of costs of products sold related to Metrocall operations.
      Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,

					Change Between
	2003		2004		2003 and 2004

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
(dollars in thousands)
Lease payments for transmitter locations	$101,150	16.9%	$85,530	17.5%	$(15,620)	(15.4)%
Telephone related expenses	36,708	6.2	28,587	5.8	(8,121)	(22.1)
Payroll and related expenses	30,350	5.1	26,415	5.4	(3,935)	(13.0)
Fees paid to other network providers	2,585	0.4	2,196	0.5	(389)	(15.1)
Operator dispatch fees	4,434	0.7	3,481	0.7	(953)	(21.5)
Other	16,932	2.8	14,862	3.0	(2,070)	(12.2)

Total	$192,159	32.1%	$161,071	32.9%	$(31,088)	(16.2)%

      As illustrated in the table above, service, rental and maintenance expenses decreased $31.1 million or 16.2% from 2003, however the percentage of these costs to revenues increased as our revenue decreased 18.0%. Following is a discussion of each significant item listed above:

•	The decrease in lease payments for transmitter locations consists of a decrease of $21.8 million partially offset by $6.2 million of lease expenses from Metrocall operations. As discussed earlier, we have reduced the number of transmitters in service in conjunction with network consolidation plans. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	The decrease in telephone expenses reflected a decrease of $10.0 million partially offset by $1.9 million of telephone expenses associated with Metrocall operations. The decrease related to Arch operations was related to the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities. The decrease in fees paid to other network providers was due primarily to our efforts to migrate customers from other network providers to our networks and, to a lesser extent, lower units in service. The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

•	Service, rental and maintenance payroll consist largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category decreased $5.8 million due primarily to 65 fewer employees in 2004 and lower overtime due to less network consolidation activity in 2004, partially offset by $1.9 million from Metrocall operations.
      Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $9.6 million or 20.9% over 2003. This decrease was due primarily to a decrease in the number of sales representatives and sales management which resulted from our continuing efforts to maintain or improve sales force productivity throughout the year, and staffing reductions completed after the merger closing.
      General and Administrative. General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,

					Change Between
	2003		2004		2003 and 2004

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
(dollars in thousands)
Payroll and related expenses	$81,518	13.6%	$56,132	11.5%	$(25,386)	(31.1)%
Bad debt	8,247	1.4	3,789	0.8	(4,458)	(54.1)
Facility expenses	17,529	2.9	15,873	3.2	(1,656)	(9.5)
Telephone	10,076	1.7	7,065	1.4	(3,011)	(29.9)
Outside services	13,642	2.3	14,316	2.9	674	4.9
Taxes and permits	8,814	1.5	11,969	2.4	3,155	35.8
Other	26,341	4.4	20,155	4.1	(6,186)	(23.5)

Total	$166,167	27.8%	$129,299	26.4%	$(36,868)	(22.2)%

      As illustrated in the table above, general and administrative expenses decreased $36.8 million from the year ended December 31, 2003 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

•	General and administrative payroll and related expenses include employees in customer service, inventory, collections, finance and other administrative functions as well as executive management. Certain of these functions vary with direct units in service and therefore we anticipate staffing reductions over the next several quarters in conjunction with the integration of Arch and Metrocall. The decrease in this category was primarily due to 789 lower average number of employees. In addition, bonus expense was $7.9 million less due to changes in the 2004 bonus plan and a lower number of participants in the current year.

•	The decrease in bad debt expense reflected a decrease of $5.3 million partially offset by $818,000 related to Metrocall operations. The decrease in bad debt expense was due to improved collections and lower levels of overall accounts receivable, which resulted from decreases in revenues as described above.

•	The decrease in telephone expenses consists of a $3.7 million decrease partially offset by $678,000 related to Metrocall operations. The decrease in telephone expenses was due primarily to fewer calls to call centers due to fewer units in service and the reduction of physical locations at which we operated.

•	Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2004 was due primarily to higher outsourced customer service of $2.1 million as we moved additional smaller accounts to our third-party provider during 2004 and professional fees of $1.0 million associated with the documentation and testing requirements of section 404 of the Sarbanes-Oxley Act of 2002 and the additional audit work required due to the merger. These increases were partially offset by lower billing costs of $889,000 due to fewer customers.

•	The increase in taxes and permits consists of an increase of $1.3 million and expenses of $1.8 million related to Metrocall operations. Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits was due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices, repairs and maintenance associated with computer hardware and software, insurance and bank fees associated with lockbox and other activities. The largest components of the reduction in other expense in 2004 related to insurance of $2.2 million and express mail and supply costs of $2.4 million. The reduction related to insurance expense was due primarily to lower premiums in the current year. The reduction in express mail and supplies was due to fewer shipments of messaging devices as a result of lower numbers of units in service.
      Depreciation and Amortization. Depreciation and amortization expenses decreased to $114.4 million for the year ended December 31, 2004 from $118.9 million for the same period in 2003. This decrease was due primarily to lower depreciation expense on messaging devices of $15.9 million partially offset by higher depreciation expense associated with messaging infrastructure of $3.4 million and $10.2 million of depreciation and amortization expense related to Metrocall operations. The decrease in depreciation associated with messaging devices was due primarily to the final layer of devices recorded upon Arch’s emergence from Chapter 11 becoming fully depreciated. The increase in messaging infrastructure depreciation was due to changing the remaining estimated useful life of equipment associated with the Arch two-way messaging network to 16.5 months, effective November 16, 2004, the time period over which these assets will be removed from service in conjunction with network integration plans.
      Stock Based and Other Compensation. Stock based and other compensation expense consists primarily of severance payments to persons we previously employed, amortization of compensation expense associated with common stock and options to purchase common stock issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. Stock-based and other compensation increased to $12.9 million for the year ended December 31, 2004 from $11.4 million for the same period in 2003. The increase in this expense for the year ended December 31, 2004 was due primarily to higher severance expenses of $2.7 million partially offset by lower costs associated with the long-term management incentive plan and compensation expense associated with common stock and options to purchase common stock previously issued to management and the board of directors of $1.2 million. The increase in severance was due largely to staff position reductions undertaken by Arch in conjunction with the merger. The decrease in compensation cost related to restricted stock was due largely to the repurchase of restricted stock previously issued to certain members of management in conjunction with their termination.
      Restructuring Charges. In the years ended December 31, 2003 and 2004, we recorded restructuring charges of $11.5 million and $3.0 million, respectively, related to certain lease agreements for transmitter locations. Under the terms of these agreements, we are required to pay minimum amounts for a designated number of transmitter locations. However, we determined the designated number of transmitter locations was in excess of our current and anticipated needs and we ceased to use the locations. The remaining balance of this reserve of $3.5 million will be paid over the next two quarters.

      Interest Expense. Interest expense decreased to $6.4 million for the year ended December 31, 2004 from $19.8 million for the same period in 2003. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $1.2 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement. On December 20, 2004, we repaid $45.0 million of the $140.0 million and have made additional principal payments subsequent to December 31, 2004 of $28.5 million through March 1, 2005.
      Income Tax Expense. For the year ended December 31, 2004, we recognized a $9.3 million deferred income tax provision based on an effective tax rate of approximately 41%. The provision for the year ended December 31, 2003 was $10.8 million recorded at an effective tax rate of approximately 40%. The decrease in the provision for the current year was primarily due to lower income before income tax expense due to the factors outlined above primarily lower revenues which were not completely offset with expense reductions. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities.
Comparison of the Results of Operations for the Years Ended December 31, 2002 and 2003
      On May 29, 2002, Arch emerged from proceedings under Chapter 11 of the bankruptcy code. Pursuant to its plan of reorganization, all of Arch’s former equity securities were cancelled and the holders of approximately $1.8 billion of its former indebtedness received securities which represented substantially all of its consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes (which was fully repaid by Arch by September 30, 2003), $100 million aggregate principal amount of 12% subordinated secured compounding notes (which was fully repaid by Arch by May 28, 2004) and approximately 95% of new Arch common stock.
      For financial statement purposes, Arch’s results of operations and cash flows have been separated as pre and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See Note 2 of Notes to Consolidated Financial Statements. For purposes of the following discussion we refer to Arch’s results prior to May 31, 2002 as results for Arch’s predecessor company and we refer to Arch’s results after May 31, 2002 as results for Arch’s reorganized company. The results of the reorganized company and the predecessor company for the two years ended December 31, 2003 are discussed below. However, for the reasons described in Note 2 and due to other non-recurring adjustments, certain aspects of the predecessor company’s financial statements for the periods before Arch emerged from bankruptcy are not comparable to the reorganized company’s financial statements. The following items are particularly noteworthy:

•	a gain of $1.6 billion was recognized in May 2002 from the discharge and termination of debt upon emergence from bankruptcy;

•	a gain of $47.9 million was recognized in May 2002 due to fresh start accounting adjustments;

•	reorganization expenses of $22.5 million and $2.8 million were recognized in the five months ended May 31, 2002 and the seven months ended December 31, 2002, respectively, and;

•	Arch did not accrue $76.0 million of contractual interest while it operated in bankruptcy for the five months ended May 31, 2002

	For the Year Ended,

					Change Between
	2002		2003		2002 and 2003

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
(amounts in thousands)
Revenues
Service, rental & maintenance	$784,167	95.8%	$571,989	95.7%	$(212,178)	(27.0)%
Product sales	34,562	4.2	25,489	4.3	(9,073)	(26.3)

	818,729	100.0	597,478	100.0	(221,251)	(27.0)
Selected operating expenses:
Cost of products sold	18,166	2.2	5,580	0.9	(12,586)	(69.3)
Service, rental & maintenance	241,285	29.5	192,159	32.2	(49,126)	(20.4)
Selling and marketing	73,210	8.9	45,639	7.6	(27,571)	(37.7)
General and administrative	252,925	30.9	166,167	27.8	(86,758)	(34.3)
Revenues
      Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist largely of revenues associated with the sale of devices and charges for leased devices that are not returned. Device sales represented less than 10% of total revenues for the years ended December 31, 2002 and 2003. The decrease in revenues consisted of a $212.2 million decrease in recurring fees associated with the provision of messaging services and a $9.1 million decrease in revenues from device transactions. The table below sets forth units in service and recurring fees, the changes in each between 2002 and 2003 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

				Revenue
	Units in Service
							Change due	Change due
	2002	2003	Change	2002	2003	Change	to ARPU	to Units

One-way messaging	5,288	4,147	(1,141)	$660,694	$468,954	$(191,740)	$5,774	$(197,514)
Two-way messaging	352	290	(62)	123,472	103,035	(20,437)	(14,065)	(6,372)

Total	5,640	4,437	(1,203)	$784,166	$571,989	$(212,177)	$(8,291)	$(203,886)

Operating Expenses
      Cost of Products Sold. Cost of products sold consists of the cost basis of devices sold to or lost by our customers. The $12.6 million decrease in this expense in 2003 was due to the revaluation of device basis that occurred upon Arch’s emergence from Chapter 11 in May 2002 and to lower numbers of device transactions due to fewer units in service in 2003.

      Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Year Ended,
					Change Between
	2002		2003		2002 and 2003

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Lease payments for transmitter locations	$115,910	14.2%	$101,150	16.9%	$(14,760)	(12.7)%
Telephone related expenses	55,181	6.7	36,708	6.2	(18,473)	(33.5)
Payroll and related expenses	37,088	4.5	30,350	5.1	(6,738)	(18.2)
Fees paid to other network providers	7,672	0.9	2,585	0.4	(5,087)	(66.3)
Operator dispatch fees	5,751	0.7	4,434	0.8	(1,317)	(22.9)
Other	19,683	2.5	16,932	2.8	(2,751)	(14.0)

Total	$241,285	29.5%	$192,159	32.2%	$(49,126)	(20.4)%

      As illustrated in the table above, service, rental and maintenance expenses decreased $49.1 million from 2002, however the percentage of these costs to revenues increased, primarily due to lease payments for transmitter locations. As discussed earlier, Arch reduced the number of transmitters in service in conjunction with its network consolidation plans. Following is a discussion of each significant item listed above:

•	The decrease in telephone expenses resulted from savings associated with the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities.

•	The decrease in fees paid to other network providers was due primarily to Arch’s efforts to migrate customers from other network providers to its networks and, to a lesser extent, lower units in service.

•	The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

•	Service, rental and maintenance payroll and related expenses consist largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks Arch operates rather than the number of units in service on the networks. In 2003, Arch maintained higher staffing levels as they removed 4,520 transmitters in conjunction with its network consolidation efforts.
      Selling and Marketing. Selling and marketing consists primarily of payroll and related expenses. The decrease in selling and marketing payroll expenses was due primarily to a decrease in the number of sales representatives and sales management which resulted from Arch’s continuing efforts to maintain or improve sales force productivity.

      General and Administrative. General and administrative expenses consist of the following significant items:

	For the Year Ended,

					Change Between
	2002		2003		2002 and 2003

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

Payroll and related expenses	$123,272	15.1%	$81,518	13.6%	$(41,754)	(33.9)%
Bad debt	35,256	4.3	8,247	1.4	(27,009)	(76.6)
Facility expenses	21,711	2.7	17,529	2.9	(4,182)	(19.3)
Telephone	15,385	1.9	10,076	1.7	(5,309)	(34.5)
Outside services	14,455	1.8	13,642	2.3	(813)	(5.6)
Taxes and permits	6,004	0.7	8,814	1.5	2,810	46.8
Other	36,842	4.4	26,341	4.4	(10,501)	(28.5)

Total	$252,925	30.9%	$166,167	27.8%	$(86,758)	(34.3)%

      As illustrated in the table above, general and administrative expenses decreased $86.8 million from the year ended December 31, 2002 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

•	The decrease in payroll and related expenses was due to a lower number of employees in this category at December 31, 2003. In particular, the 1,141 fewer employees was due primarily to the improvement in the ratio of direct units in service per employee, in various work groups, such as customer service, collections and inventory.

•	The decrease in bad debt expense was due to improved collections and lower levels of overall accounts receivable, which resulted from decreases in revenues as described above.

•	The $4.2 million decrease in facilities expense was due to the closure of various office facilities in conjunction with Arch’s efforts to reduce the number of physical locations at which it operated.

•	The decrease in telephone expense was due primarily to fewer calls to Arch’s call centers due to less units in service and the reduction of physical locations at which it operated.

•	Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in 2003 was due primarily to Arch’s 2002 operating expenses, including approximately $14.9 million of items which either did not recur or occurred at lower rates in 2003. During the fourth quarter of 2003 Arch reduced its estimates for future sales and property tax liabilities by $1.1 million and $2.0 million, respectively, which resulted in lower taxes and permits for the quarterly and annual results.
      Depreciation and Amortization. Depreciation and amortization expenses decreased to $118.9 million for the year ended December 31, 2003 from $186.6 million for the same period in 2002. This decrease was due primarily to the change in fixed asset values recorded in fresh-start accounting and certain assets becoming fully depreciated. At fresh-start messaging devices were recorded with various estimated useful lives and in November 2002 and May 2003, two of these layers became fully-depreciated resulting in a reduction in depreciation expense of approximately $21.3 million in 2003. In addition to this decrease, 2003 depreciation expense was $12.1 million lower than 2002 due to the effect of a change in estimated useful lives of certain one-way transmission equipment recorded in 2002 which did not recur in 2003. The remaining decrease was due to the reduction in gross depreciable bases, which occurred upon fresh-start accounting and lower amounts of capital expenditures in 2003.
      Stock Based and Other Compensation. Stock based and other compensation consists primarily of severance payments to persons Arch previously employed, amortization of compensation expense associated with common stock and options to purchase common stock issued to certain members of management and the board of directors and compensation cost associated with a long-term management incentive plan. The increase in this expense in the year ended December 31, 2003 was due primarily to the recognition of approximately $1.3 million of compensation expense associated with the issuance of options to purchase 249,996 shares of common stock to certain members of Arch’s board of directors and the recognition of approximately $3.1 million related to the Arch’s adoption of a long-term management incentive plan.
      Interest Expense. Interest expense decreased to $19.8 million for the year ended December 31, 2003 from $20.9 million for the same period in 2002. Due to Arch’s filing for protection under Chapter 11, it did not record interest expense on its debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred by Arch before its emergence from bankruptcy was $76.0 million for the five months ended May 31, 2002. During the year ended December 31, 2003, Arch completed the redemption of its 10% notes and entered into several transactions to reduce the balance of its 12% notes, including:

•	in October 2003, the repurchase and retirement of notes with $22.4 million aggregate compounded value;

•	the mandatory redemption of $2.7 million compounded value on November 15, 2003;

•	the optional redemption of $11.8 million and $15 million compounded value on November 20 and December 31, 2003, respectively;

•	the announcement on December 31, 2003 of the optional redemption of $10 million compounded value which was made on January 30, 2004; and

•	subsequent to December 31, 2003, announced the optional redemption of an additional $10 million compounded value to be made in March 2004.
      The completion of the repayment of its 10% notes and the transactions described above resulted in lower average debt during 2003.
      Reorganization Items. Reorganization items were $25.3 million and $425,000 for the years ended December 31, 2002 and 2003, respectively. These expenses consisted of professional and other fees associated with Arch’s bankruptcy proceedings. Arch did not incur significant reorganization items in the year ended December 31, 2003 due to its emergence from Chapter 11 in May 2002.
      Income Tax Expense. For the year ended December 31, 2003, Arch recognized a $10.8 million deferred income tax provision based on an effective tax rate of approximately 40%. The provision for the seven months ended December 31, 2002 was recorded an effective tax rate of approximately 70% due to the timing difference of certain reorganization items expensed during that period. The increase in the provision for 2003 was primarily due to the current year having five additional months of operations.
Liquidity and Capital Resources
     Overview
      Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with $47.0 million of cash on hand at December 31, 2004, will be adequate to meet our anticipated cash requirements for the foreseeable future.
      In the event that net cash provided by operating activities and cash on hand is not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.
     Sources of Funds
      Our principal sources of cash are net cash provided by operating activities plus cash on hand.

Cash Flows
      Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Year Ended December 31,

	2002	2003	2004

	(dollars in millions)
Net cash provided by operating activities	$206.7	$181.2	$114.3
Net cash (used in) provided by investing activities	$(85.7)	$(22.0)	$(133.7)
Net cash provided by (used in) financing activities	$(156.0)	$(161.9)	$31.9
      Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operating activities varies depending on changes in various working capital items including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the significant cash receipt and expenditure components of our cash flows from operating activities for the periods indicated and sets forth the change between the indicated periods (in thousands):

	Year Ended December 31,
			Increase
	2003	2004	(Decrease)

Cash received from customers	$606,459	$492,981	$(113,478)
Cash paid for —
Payroll and related expenses	163,395	134,183	(29,212)
Lease payments for tower locations	101,438	94,773	(6,665)
Telephone expenses	49,969	37,291	(12,678)
Interest expense	15,033	6,966	(8,067)
Other operating expenses	95,379	105,504	10,125
      Net cash provided by operating activities for the twelve months ended December 31, 2004 decreased $66.9 million from the same period in 2003 due primarily to the following:

•	Cash received from customers decreased $113.5 million in 2004 compared to the same period in 2003. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue declines of $107.3 million, as discussed earlier, and a lower change in accounts receivable, $19.3 million in 2004 compared to $11.9 million in 2003. The change in accounts receivable was due to lower billings resulting from fewer units in service, lower revenue and more timely payments from our customers.

•	Cash payments for payroll and related expenses decreased $29.2 million due primarily to lower payroll expenses of $39.3 million, as discussed above, partially offset by $6.7 million of lower accruals for incentives and other payroll amounts and higher severance payments of $2.7 million.

•	Lease payments for tower locations decreased $6.7 million. This decrease was due primarily to savings associated with network rationalization discussed above, offset by rent payments applied to the previously established restructuring reserve. As discussed earlier, the remaining balance of the restructuring reserve will be paid over the next two quarters.

•	Cash used for telephone related expenditures decreased $12.7 million in 2004 compared to the same period in 2003. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the twelve months ended December 31, 2004 compared to the same period in 2003 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger.

Prior to December 31, 2004, we repaid $45.0 million of principal and subsequent to December 31, 2004 and through March 1, 2005 we repaid $28.5 million of principal. We anticipate repaying the remaining balance of the long-term debt during 2005.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to lower balances of accounts payable and other accrued expenses in the current year and higher payments for taxes and permits of $3.2 million partially offset by lower office expenses of $2.0 million and insurance expense of $1.9 million.

      We believe net cash provided by operating activities will increase in 2005 as our results will reflect the results of Metrocall for the full period. However, cash provided by operating activities is significantly impacted by cash received from customers and the level of payments of our various operating expenses. As previously discussed, we believe demand for our messaging services will continue to decline for the foreseeable future and therefore our ability to reduce operating expenses through our various cost reduction and integration activities will be a significant determinant in the level of our future cash provided by operating activities.
      Net Cash (Used In) Provided by Investing Activities. Net cash (used in) provided by investing activities in 2004 increased $111.7 million from the same period in 2003 due primarily to recording the Metrocall merger as previously discussed. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of paging and messaging devices, system and transmission equipment and information systems. Capital expenditures for 2004 $19.2 million consisted primarily of the purchase of messaging devices and expenditures related to transmission and information systems equipment offset by $3.0 million of net proceeds from the sale of buildings and other assets. Capital expenditures decreased $6.2 million from 2003 due primarily to fewer purchases of messaging devices and a decrease in the average cost per unit. The amount of capital we will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, competitive conditions and the nature and timing of our strategy to integrate and consolidate our networks. In 2005, we expect capital expenditures of $25.0 to $30.0 million and expect to fund such requirements from net cash provided by operating activities. Investing activities in 2003 consisted primarily of capital expenditures of $25.4 million net of proceeds from the sale of buildings and other assets of approximately $3.2 million.
      Net Cash Provided By (Used In) Financing Activities. Net cash provided by (used in) financing activities in 2004 increased $193.8 million from the same period in 2003. In November 2004, as discussed below, we borrowed $140.0 million to fund the cash consideration related to the Metrocall merger. Also in 2004, Arch used $60.0 million of net cash provided by operating activities to redeem its 12% notes and $3.1 million for the purchase of treasury shares. In December, we repaid $45 million of the amount borrowed in conjunction with the merger. Arch’s financing activities in 2003 consisted solely of repayment of debt of $161.9 million.
      Borrowings. In connection with the merger, we borrowed $140.0 million under a credit agreement that matures in November 2006. These proceeds along with cash that Arch and Metrocall generated from operating activities prior to the effective date of the merger was used to fund the $150.0 million cash consideration distributed to purchase Metrocall common stock. We repaid $45.0 million of the aggregate principal amount outstanding on December 20, 2004 and as of December 31, 2004, we had $95.0 million outstanding. Subsequent to December 31, 2004 and through March 1, 2005, we made additional optional principal prepayments of $18.5 million and a mandatory principal prepayment of $10.0 million reducing the outstanding principal amount to $66.5 million as of March 1, 2005. The following table describes our principal borrowings at December 31, 2004 and associated debt service requirements.

Value	Interest	Maturity Date	Required Repayments

$95.0 million	London InterBank Offered Rate plus 250 basis points	November 16, 2006	See below

      We are required to make mandatory prepayments of principal amounts outstanding at least once a quarter and under certain circumstances. Mandatory prepayments are required:

•	once each quarter on or about February 16, May 16, July 16, and November 16, 2005 and 2006; the amount of prepayment is equal to the remaining principal outstanding under the credit agreement on the mandatory prepayment date divided by the number of quarterly prepayments remaining prior to the maturity date;

•	out of the net proceeds of asset sales;

•	out of the net cash proceeds from the issuance of debt or preferred stock;

•	out of 50% of the net cash proceeds from our issuance of common equity;

•	out of specified kinds of insurance (to the extent net cash proceeds exceed $5.0 million) and condemnation proceeds in excess of replacement amounts; and

•	50% of excess cash flows, as defined in the term loan agreement, as determined December 31, 2005.
      We are also permitted to make optional prepayments, without prepayment penalty, provided that each optional prepayment exceeds $1.0 million.
      The credit agreement includes certain provisions which impose restrictions or requirements on us, including the following:

•	prohibition on restricted payments, including cash dividends;

•	prohibition on incurring additional indebtedness;

•	prohibition on liens on our assets;

•	prohibition on making or maintaining investments, loans and advances except for permitted cash-equivalent type instruments;

•	prohibition on certain sales and leaseback transactions;

•	prohibition on mergers and consolidations or sales of assets outside the ordinary course of business or unrelated to the integration of Arch and Metrocall;

•	prohibition on transactions with affiliates; and

•	compliance with certain quarterly and financial covenants including, but not limited to: (1) maximum total leverage; (2) minimum interest coverage and (3) maximum annual capital expenditures.
      We were in compliance with our financial and other covenants at December 31, 2004.
     Commitments
      Contractual Obligations. As of December 31, 2004, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These obligations primarily relate to devices and certain telephone expenses. The amounts are based on our contractual commitments; however, it is possible we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date.

	Payments Due by Period

(dollars in thousands)		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt obligations and accrued interest	$95,547	$48,047	$47,500	$—	$—
Operating lease obligations	286,440	111,122	129,693	40,768	4,857
Purchase obligations	24,483	12,805	11,678	—	—
Other	10,140	5,554	—	—	4,586

Total	$416,610	$177,528	$188,871	$40,768	$9,443

      Off-Balance Sheet Arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Inflation
      Inflation has not had a material effect on our operations to date. System equipment and operating costs have not increased in price and the price of wireless messaging devices has tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. Our general operating expenses, such as salaries, lease payments for transmitter locations, employee benefits and occupancy costs, are subject to normal inflationary pressures.
Application of Critical Accounting Policies
      The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, restructuring charges and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     Impairment of Long-Lived Assets
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, known as SFAS No. 144, we are required to evaluate the carrying value of our long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2004, we did not believe any such conditions existed. Had these conditions existed, we would assess the recoverability of the carrying value of our long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would be required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
      Intangible assets were recorded in accordance with SFAS No. 141 and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded in conjunction with the Arch and Metrocall merger. The goodwill will not be amortized but will be tested for impairment annually. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, USA Mobility has selected the fourth quarter to perform this annual impairment test which requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent of the excess of the carrying value over the fair value. The fair value for goodwill will be determined based upon discounted cash flows, market multiples or appraised values as appropriate.
     Allowances for Doubtful Accounts and Service Credits
      We record two allowances against our gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.
      Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the reserve to gross receivables to historical levels and we monitor amounts collected and related statistics. Our allowance for doubtful accounts was $5.0 million and $3.8 million at December 31, 2003 and 2004, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.
      The allowance for service credits and related provisions are based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range is developed and an allowance is recorded within that range based on our assessment of trends in days billings outstanding, aging characteristics and other operating factors. Our allowance for service credits was $3.6 million and $4.5 million at December 31, 2003 and 2004, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.
     Revenue Recognition
      Our revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, known as EITF No. 00-21, we evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and device sale revenue. Accordingly, we recognize messaging service revenue over the period the service is performed and revenue from device sales is recognized at the time of shipment. We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.
      Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At December 31, 2004, we had approximately $139,000 of deferred revenue and $39,000 of deferred expense that will be recognized in future periods, principally over the next two quarters.
     Asset Retirement Obligations
      We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), in 2002 in accordance with the requirements of SOP 90-7. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. We have network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term, therefore a future obligation exists. We have recognized cumulative asset retirement obligation costs of $10.4 million through December 31, 2004, $5.7 million of which was recorded in 2004. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation and amortization expense in 2004 included $683,000 related to depreciation of these assets. The asset retirement costs, and their corresponding liabilities, recorded to date relate to either our current plans to consolidate our networks or to the removal of assets at an estimated future terminal date.
      At December 31, 2003 and 2004, accrued expenses included $1.0 million and $2.5 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of networks we operate. The primary variables associated with this estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect our plans to rationalize our network over the next five quarters.
      At December 31, 2003 and 2004, other long-term liabilities included $815,000 and $4.6 million, respectively, related primarily to an estimate of assets to be removed at an estimated terminal date. The removal cost estimate used in the original assessment was updated during 2004, which resulted in an incremental asset retirement obligation. The cost associated with the original assessment and the 2004 change will accrete through operating expense to a total liability of $15.1 million over the next eight years. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimate. This estimate is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assumes the underlying leases continue to be renewed to that future date. It was updated based upon historical experience. The fees charged by outside contractors were assumed to increase by 3% per year.
      We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts and our operating results would differ in the future by any difference in depreciation expense and accreted operating expense.
     Restructuring Charges
      From time to time, we cease to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying lease agreements. We review exit costs in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, known as SFAS No. 146. The provisions of SFAS No. 146 require us to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements. Subsequent to recording a reserve, changes in market or other conditions may result in changes to assumptions upon which the original reserve was recorded that could result in an adjustment to the reserve and, depending on the circumstances, such adjustment could be material.

     Income Taxes
      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an ongoing basis. In making this assessment we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred assets will be realized in future periods. This assessment requires significant judgment. In addition, we have made significant estimates involving current and deferred income taxes, tax attributes relating to the interpretation of various tax laws, historical bases of tax attributes associated with certain tangible and intangible assets and limitations surrounding the realizability of our deferred tax assets. We do not recognize current and future tax benefits until it is deemed probable that certain tax positions will be sustained.
      We established a valuation allowance against our net deferred tax assets upon emergence from bankruptcy since, based on information available at that time, it was deemed more likely than not that the deferred tax assets would not be realized. During the quarter ended December 31, 2003, Arch management determined, based on operating income for the past two years, repayment of our notes well ahead of schedule and anticipated operating income and cash flows for future periods that it was more likely than not that certain deferred tax assets would be realized in the future. Accordingly, Arch management determined that it was appropriate to release the valuation allowance recorded against those deferred tax assets. Since our results for the year ended December 31, 2004 were consistent with Arch management’s previous assessment and currently, our anticipated future results include additional incremental income to be generated due to the merger with Metrocall, we believe no valuation allowance against our deferred tax assets is required as of December 31, 2004 except to the extent that certain capital loss carryforwards of $1.3 million may not be realized.
      Under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, reductions in a deferred tax asset valuation allowance that existed as of the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The release of the valuation allowance reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven-month period ended December 31, 2002 and the year ended December 31, 2003, respectively. After reduction of our intangibles recorded in conjunction with fresh start accounting, the remaining reduction of the valuation allowance of $217.0 million was recorded as an increase to stockholders’ equity as of December 31, 2003.
      We believe that we are more likely than not to recover our net deferred tax assets of $252.2 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of December 31, 2004, we would require approximately $627 million in cumulative future operating income to be generated to realize our net deferred tax assets. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, lower stockholders’ equity and could have a significant impact on our earnings in future periods.
      In accordance with provisions of the Code, Arch was required to apply the cancellation of debt income arising in conjunction with its plan of reorganization against tax attributes existing as of its emergence date. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of various tax laws and regulations and it has a material effect on the tax attributes remaining after allocation, and thus our future tax position. As a result of the method used to allocate cancellation of debt income, Arch had no net operating losses remaining and the tax basis of certain other tax assets were reduced as of the May 29, 2002 date of emergence from the Chapter 11 proceedings. Other methods of allocating the cancellation of debt income are possible based on different interpretations of various tax laws and if such other methods were applied, the amount of deductions available to offset future taxable income could be further limited giving rise to significant income tax liability.
Recent and Pending Accounting Pronouncements
      New Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS No. 151”), which is an amendment of ARB No. 43, Chapter 4. The primary purpose of SFAS No. 151 is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is reviewing the impact of SFAS No. 151 but does not expect adoption to have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This statement is effective as of the first interim or annual period that begins after June 15, 2005. We have elected to adopt SFAS 123R on January 1, 2005. Since we previously adopted the fair value provisions of SFAS No. 123 and the transition provisions of SFAS No. 148, this adoption will not have a material impact on our financial statements.
Risk Factors Affecting Future Operating Results
      The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.
The rate of revenue erosion may not improve, or may deteriorate.
      We continue to face intense competition for subscribers due to technological competition from the mobile phone and PDA service providers as they continue to lower device prices while adding functionality. A key factor in our ability to be profitable and produce net cash flow from monthly subscription fees and operations is realizing improvement in the rate of revenue erosion from historical levels. If no improvement is realized it will have a material adverse effect on our ability to be profitable and produce positive cash flow. We are dependent on net cash provided by operations as our principal source of liquidity. If our revenue continues to decline at the same or at an accelerated rate than it has in the past, it could outpace our ability to reduce costs, and adversely affect our ability to produce positive net cash flow from operations.
We may fail to successfully integrate the operations of Arch and Metrocall and therefore may not achieve the anticipated cost benefits of the merger.
      We face significant challenges in the integration of the operations of Arch and Metrocall. Some of the key issues include managing the combined company’s networks, maintaining adequate focus on existing business and operations while working to integrate the two companies, managing marketing and sales efforts, integrating Metrocall’s existing billing system into the Arch billing system and integrating other key redundant systems for the combined operations.
      The integration of Arch and Metrocall will require substantial attention from our management, particularly in light of the companies’ geographically dispersed operations, different business cultures and compensation structures. The diversion of our management’s attention and any difficulties associated with integrating operations could have a material adverse effect on our revenues, level of expenses and results of operations. We may not succeed in the system and operations integration efforts that we are striving to achieve without incurring substantial additional costs or achieve the integration efforts within a reasonable time and thus may not realize the anticipated cost benefits of the merger.
We may fail to achieve the cost savings expected from the merger.
      The anticipated cost savings resulting from the merger are based on a number of assumptions, including implementation of cost saving programs such as headcount reductions, consolidation of geographically dispersed operations and elimination of duplicative administrative systems and processes within a projected period. In addition, the cost savings estimates assume that we will be able to realize efficiencies such as leverage in procuring messaging devices and other goods and services resulting from the increased size of the combined company. Failure to successfully implement cost saving programs or otherwise realize efficiencies could materially adversely affect our cash flows, our results of operations and, ultimately, the value of our common stock.
If we are unable to retain key management personnel, we might not be able to find suitable replacements on a timely basis or at all and our business could be disrupted.
      Our success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. We have an employment agreement with our president and chief executive officer and have issued restricted stock or stock options to most of our other key executives that vest in May 2005. Additionally, we expect our board of directors to implement a long-term incentive plan for senior management utilizing the equity incentive program approved by our shareholders in connection with our merger. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our future operating results, financial position and cash flows.
The completion of the merger has given rise to claims for damages under the Arch long-term management incentive plan and restricted stock agreements of certain former Arch senior executives, which may adversely affect our cash flows and results of operations and the value of our common stock.
      Under documents governing Arch’s long-term management incentive plan, a “change in control” of Arch may accelerate payment obligations to certain Arch employees participating in such plan. If the merger were to constitute a “change in control,” the total additional payment obligations triggered under the terms of documents governing such plan could be as high as $9.0 million in the aggregate as of the completion of the merger on November 16, 2004, based on an average closing price of $31.70 for Arch common stock over the preceding ten trading days. The total amount of these payment obligations would, if the merger is determined to constitute a “change in control,” be payable in full within thirty days after such determination.
      Under the documents governing Arch’s obligations with respect to 184,230 shares of Arch restricted stock issued to the three most senior former executives of Arch, whose employment was terminated prior to the merger, a “change in control” resulting from the merger might give rise to claims for damages notwithstanding Arch’s repurchase at a nominal price of all restricted stock issued to those executives prior to consummation of the merger.
      While we do not believe that any “change in control” of Arch occurred as a result of the merger, three former Arch executives filed an arbitration claim against Arch and certain of its subsidiaries asserting that the acquisition by USA Mobility constitutes a “change in control” under Arch’s long-term management incentive plan. The arbitration claim filed also seeks damages relating to the 184,230 shares of Arch restricted stock that were repurchased by Arch prior to the acquisition at a nominal price. If the claims made by the three former executives are successful, or any other Arch employees make similar claims under the long-term management incentive plan and are successful, Arch, as our subsidiary, would be required to make additional payments under Arch’s long-term management incentive plan and/or the restricted stock agreements in accordance with any applicable rulings or settlements. Such additional payments could materially increase the costs and expenses associated with the merger and may adversely affect our cash flows and results of operations and the value of our common stock.
Changes in ownership of our stock could prevent us from using our consolidated tax assets to offset future taxable income, which would materially reduce our expected after-tax net income and cash flows from operations. Actions available to us to preserve our consolidated tax assets could result in less liquidity for our common stock and/or depress the market value of our stock.
      If we were to undergo an “ownership change” as defined in Section 382 of the Code our use of our consolidated tax assets would be significantly restricted, which would reduce our after-tax net income and cash flow. This in turn could reduce our ability to fund our operations or pay down the indebtedness we incurred in connection with the merger.
      Generally, an ownership change will occur if a cumulative shift in ownership of more than 50% of our common stock occurs during a rolling three year period. The cumulative shift in ownership is a measurement of the shift in ownership of our stock held by stockholders that own 5% or more of our stock. In general terms, it will equal the aggregate of any increases in the percentage of stock owned by each stockholder that owns 5% or more of our stock at any time during the testing period over the lowest percentage of stock owned by each such shareholder during the testing period. The testing period generally is the prior three years, but begins no earlier than May 30, 2002, the day after Arch emerged from bankruptcy.
      We believe, that as of December 31, 2004, that Arch and we have undergone a cumulative change in ownership of approximately 40%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 40% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock and certain other transactions affecting the direct or indirect ownership of stock.
      Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for a description of the transfer restrictions that are available to us in our Amended and Restated Certificate of Incorporation which permit us to generally restrict transfers by or to any 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock. We intend to enforce these restrictions in order to preserve our consolidated tax assets, and such enforcement by us may result in less liquidity for our common stock and/or depress the market price for our shares.
ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk
      At December 31, 2004, our debt financing consisted primarily of amounts outstanding under our credit facility.
Senior Secured Debt, Variable Rate Debt:
      The borrowings outstanding under our credit facility are secured by substantially all of our assets. The credit facility debt is closely held by a group of lenders. Borrowings under our credit facility are sensitive to changes in interest rates. Given the existing level of debt of $95.0 million, as of December 31, 2004, a 1/2% change in the weighted-average interest rate would have an interest expense impact of approximately $40,000 each month.

		Weighted-
		Average
Principal Balance	Fair Value	Interest Rate	Scheduled Maturity

$95.0 million	$95.0 million	4.97%	November 2006
ITEM 8.     Consolidated Financial Statements and Supplementary Data
      The consolidated financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On November 16, 2004, the audit committee of USA Mobility’s board of directors recommended to the board of directors of USA Mobility the engagement of PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm for the fiscal year ending December 31, 2004 to replace Ernst & Young, LLP (“E&Y”) who, as recommended by the audit committee of the board of directors of USA Mobility, was dismissed by the board of directors of USA Mobility as its independent registered public accounting firm. On November 16, 2004, USA Mobility notified E&Y that they were dismissed as its independent registered public accounting firm.
      E&Y’s audit report on USA Mobility’s consolidated balance sheet as of May 31, 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles. Because USA Mobility was recently formed in connection with the merger of Metrocall and Arch, E&Y has provided an audit report only on USA Mobility’s consolidated balance sheet as of May 31, 2004. During the period from USA Mobility’s formation on March 5, 2004, through November 16, 2004, there were no disagreements between USA Mobility and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter of the disagreement in connection with its audit report.
      During the period from USA Mobility’s formation through May 31, 2004, and the subsequent period through November 16, 2004, the date on which E&Y was dismissed, none of the reportable events described under Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), occurred. During the period from USA Mobility’s formation through May 31, 2004, and the subsequent period through November 16, 2004, the date on which PwC was engaged, USA Mobility did not consult with PwC regarding any of the matters or events described in Item 304(a)(2)(i) and (ii) of Regulation S-K under the Exchange Act.
      We requested E&Y to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of that letter, dated November 17, 2004, was included with our current report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2004.
ITEM 9A.     Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting
      As previously discussed, USA Mobility is a holding company formed to effect the merger of Arch and Metrocall which occurred on November 16, 2004. In accordance with SEC responses to frequently asked questions regarding the evaluation of internal controls of entities subject to a business combination, our evaluation did not include Metrocall’s internal control over financial reporting. Metrocall’s total assets and revenues represent 49 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December  31, 2004.
      Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
      (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of USA Mobility;
      (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of USA Mobility; and
      (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting.
      Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that USA Mobility’s internal control over financial reporting was effective as of the end of the most recent fiscal year. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report which is included in Item 8 of this Annual Report on Form 10-K.
Internal Control Over Financial Reporting at Recently Acquired Subsidiary
      With respect to our Metrocall subsidiary’s internal control over financial reporting, which has been excluded from our assessment of the effectiveness of our internal control over financial reporting as discussed above, management has identified control deficiencies relating to the financial reporting process. These deficiencies include the accounting for complex, non-routine transactions, the period-end financial closing process and the recording, billing, collection and payment of certain transactional taxes and similar fees owed to state and local jurisdictions. The accounting function at our Metrocall subsidiary does not have adequate staffing and resources to effectively communicate with operational personnel, properly account for complex non-routine transactions occurring at that subsidiary in accordance with generally accepted accounting principles and effectively mitigate other deficiencies in our business processes and information systems at that subsidiary. We do not believe that these control deficiencies have resulted in a material weakness in our internal control over financial reporting because we have adequate transitional controls at the corporate level which effectively compensate for these deficiencies.
      A material weakness is a control deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with our efforts to integrate Metrocall into our operations and in order to remediate the above control deficiencies at our Metrocall subsidiary, we have taken or are planning to take the following actions:
      (1) The hiring of a new Chief Financial Officer at the beginning of 2005 to provide leadership in the areas of finance and accounting; and
      (2) Hiring additional accounting personnel and engaging outside contractors with technical accounting expertise, as needed, to ensure that there are appropriate resources in place to timely and accurately prepare and review accounting records and supporting analyses and documentation, including all journal entries and complex, non-routine transactions in accordance with generally accepted accounting principles; and
      (3) Implement changes to our financial closing and reporting processes and controls in order to enhance the effectiveness of communications among our subsidiary’s accounting staff and operations management; and
      (4) Converting to a common billing system for our Arch and Metrocall subsidiaries based upon the Arch legacy platform early in the third quarter of 2005, that will automate processes and controls to better prevent or detect errors with respect to the recording of revenues, deferred revenues, accounts receivable and transactional taxes and fees.
      We believe that these actions as well as other changes in our control environment will strengthen and may materially affect our internal control over financial reporting, however, prior to the remediation of these deficiencies, there remains risk that the transitional controls on which we currently rely may fail to be effective which could result in material misstatement of our financial position or results of operations in the future.

/s/ Vincent D. Kelly

President and Chief Executive Officer

/s/ Thomas L. Schilling

Chief Financial Officer
ITEM 9B.     Other Information
      None.
PART III
      Certain information called for by Items 10-14 is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 29, 2005.

ITEM 10.	Directors and Executive Officers; Code of Ethics
      The information required by this item with respect to directors and executive officers is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled: “Section 16(a) Beneficial Ownership Reporting Compliance.”
      We have adopted a code of ethics that applies to all of our senior officers including our principal financial officer, accounting officer and controller. Our code of ethics may be found at www.usamobility.com. During the period covered by this report the Company did not request a waiver of our code of ethics and did not grant any such waivers.
ITEM 11.     Executive Compensation
      The information required by this item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled: “Executive Compensation” and “Employment Agreements”. The sections entitled “Compensation Committee Report on Executive Compensation and “Performance Graph” in such Proxy Statement are not incorporated herein by reference.
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
      The Information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management”.
ITEM 13.     Certain Relationships and Related Transactions
      The Information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Transactions”.
ITEM 14.     Principal Accounting Fees and Services
      The information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled: “Principal Accounting Fees and Services “.

PART IV
ITEM 15.     Exhibits and Financial Statement Schedules

(a)(1)	Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2003 and 2004
Consolidated Income Statements for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)
Consolidated Statements of Stockholders’ Equity (Deficit) for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)
Consolidated Statements of Cash Flows for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the years Ended December 31, 2003 and 2004 (Reorganized Company)
Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts

(b)	Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA MOBILITY, INC.

By:	/s/ Vincent D. Kelly

Vincent D. Kelly
President and Chief Executive Officer
      March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	President and Chief Executive Officer (principal executive officer)	March 16, 2005

/s/ Thomas L. Schilling Thomas L. Schilling	Chief Financial Officer (principal financial officer)	March 16, 2005

/s/ George W. Hale George W. Hale	Chief Accounting Officer (principal accounting officer)	March 16, 2005

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	March 16, 2005

/s/ David C. Abrams David C. Abrams	Director	March 16, 2005

/s/ James V. Continenza James V. Continenza	Director	March 16, 2005

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	March 16, 2005

/s/ Brian O’Reilly Brian O’Reilly	Director	March 16, 2005

/s/ Matthew Oristano Matthew Oristano	Director	March 16, 2005

/s/ William E. Redmond, Jr. William E. Redmond, Jr.	Director	March 16, 2005

/s/ Samme L. Thompson Samme L. Thompson	Director	March 16, 2005

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-5
Consolidated Income Statements for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)	F-6
Consolidated Statements of Stockholders’ Equity (Deficit) for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)
F-7
Consolidated Statements of Cash Flows for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)
F-8
Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
USA Mobility, Inc.
      We have completed an integrated audit of USA Mobility, Inc.’s (formerly Arch Wireless, Inc.) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows of USA Mobility, Inc. and its subsidiaries (Reorganized Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended and the seven months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2004 and 2003 and the seven months ended December 31, 2002 listed in the index appearing under Item 15(a)(2) present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the District of Massachusetts, Western Division confirmed the Company’s First Amended Joint Plan of Reorganization (the “plan”) on May 15, 2002. Confirmation of the plan resulted in the discharge of all claims against the Company that arose before December 6, 2001 and terminates all rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on May 29, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of May 31, 2002.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Metrocall Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Metrocall Holdings, Inc. from our audit of internal control over financial reporting. Metrocall Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 49 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
USA Mobility, Inc.
      In our opinion, the accompanying consolidated statements of income, of cash flows and of stockholders’ equity for the period from January 1, 2002 to May 31, 2002 present fairly, in all material respects, the results of operations and cash flows of USA Mobility, Inc. (formerly Arch Wireless, Inc.) (Predecessor Company) for the period from January 1, 2002 to May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on December 6, 2001 with the United States Bankruptcy Court for the District of Massachusetts, Western Division for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s First Amended Joint Plan of Reorganization was substantially consummated on May 29, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2004

USA MOBILITY, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,

	2003	2004

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,582	$46,995
Accounts receivable, less allowances of $8,645 and $8,293 in 2003 and 2004, respectively	26,052	37,750
Deposits	6,776	3,369
Prepaid rent	514	864
Prepaid expenses and other	7,381	14,479
Deferred income tax	30,206	18,445

Total current assets	105,511	121,902

PROPERTY AND EQUIPMENT:
Land, buildings and improvements	19,601	17,190
Paging and computer equipment	368,829	457,968
Furniture, fixtures and vehicles	6,006	8,737

	394,436	483,895
Less accumulated depreciation and amortization	180,563	267,387

Property and equipment, net	213,873	216,508
Goodwill	—	151,791
Assets held for sale	1,139	—
Intangible assets, less accumulated amortization of $5,666 and $10,791 in 2003 and 2004, respectively	—	67,129
Deferred income tax	189,346	233,714
Other assets	3	2,267

TOTAL ASSETS	$509,872	$793,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$20,000	$47,558
Accounts payable	8,836	6,011
Accrued compensation and benefits	17,820	17,792
Accrued network costs	7,893	8,956
Accrued taxes	10,076	27,862
Accrued interest	1,520	547
Accrued restructuring	11,481	4,974
Accrued other	8,104	10,280
Customer deposits	5,126	4,316
Deferred revenue	20,351	23,623

Total current liabilities	111,207	151,919

LONG-TERM DEBT, less current maturities	40,000	47,500

OTHER LONG-TERM LIABILITIES	4,042	10,555

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	2	3
Additional paid-in capital	339,928	555,083
Deferred stock compensation	(2,682)	(137)
Retained earnings	17,375	28,388

Total stockholders’ equity	354,623	583,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,872	$793,311

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.
CONSOLIDATED INCOME STATEMENTS
(In thousands, except share and per share amounts)

	Predecessor
	Company	Reorganized Company
	(Note 2)	(Note 2)

		Seven Months
	Five Months	Ended	Year Ended	Year Ended
	Ended May 31,	December 31,	December 31,	December 31,
	2002	2002	2003	2004

Revenues:
Services, rental and maintenance	$351,721	$432,445	$571,989	$470,751
Product sales	13,639	20,924	25,489	19,409

Total revenues	365,360	453,369	597,478	490,160
Operating Expenses:
Cost of products sold (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	10,426	7,740	5,580	4,347
Service, rental and maintenance (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	105,990	135,295	192,159	161,071
Selling and marketing (exclusive of stock based and other compensation shown separately below)	35,313	37,897	45,639	36,085
General and administrative (exclusive of depreciation, amortization and stock based and other compensation shown separately below)	116,668	136,257	166,167	129,299
Depreciation and amortization	82,720	103,875	118,917	114,367
Stock based and other compensation	—	6,979	11,420	12,927
Restructuring charges	—	—	11,481	3,018

Total operating expenses	351,117	428,043	551,363	461,114

Operating income	14,243	25,326	46,115	29,046

Interest expense	(2,254)	(18,717)	(19,788)	(6,365)
Interest income	76	377	551	451
Gain (loss) on extinguishment of debt	1,621,355	—	—	(1,031)
Other income (expense)	110	(1,129)	516	658

Income before reorganization items, net and fresh start accounting adjustments	1,633,530	5,857	27,394	22,759
Reorganization items, net	(22,503)	(2,765)	(425)	—
Fresh start accounting adjustments	47,895	—	—	—

Income before income tax (expense)	1,658,922	3,092	26,969	22,759
Income tax (expense)	—	(2,265)	(10,841)	(9,278)

Net income	$1,658,922	$827	$16,128	$13,481

Basic net income per common share	$9.09	$0.04	$0.81	$0.65

Diluted net income per common share	$9.09	$0.04	$0.81	$0.64

Basic weighted average shares outstanding	182,434,590	20,000,000	20,000,000	20,839,959

Diluted weighted average shares outstanding	182,434,590	20,000,000	20,034,476	20,965,564

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

					Accumulated	Retained	Total
		Additional		Deferred	Other	Earnings	Stockholders’
	Common	Paid-in	Treasury	Stock	Comprehensive	(Accumulated	Equity
	Stock	Capital	Stock	Compensation	Income (loss)	Deficit)	(Deficit)

Predecessor Company
Balance, December 31, 2001	$1,824	$1,107,233	$—	$—	$1,991	$(2,767,959)	$(1,656,911)
Net income	—	—		—	—	1,658,922	1,658,922
Foreign currency translation adjustments	—	—	—	—	(2,011)	—	(2,011)

Total comprehensive income							1,656,911
Cancellation of predecessor equity interests upon emergence from bankruptcy	(1,824)	(1,107,233)	—	—	20	1,109,037	—
Issuance of 20,000,000 shares of Reorganized Company common stock upon emergence from bankruptcy	20	121,456	—	(5,375)	—	—	116,101

Balance, May 31, 2002	$20	$121,456	$—	$(5,375)	$—	$—	$116,101

Reorganized Company
Balance, June 1, 2002	$20	$121,456	$—	$(5,375)	$—	$—	$116,101
Net income	—	—	—	—	—	827	827
Foreign currency translation adjustments	—	—	—	—	1,119	—	1,119
Total comprehensive income							1,946

Partial divestiture of Canadian subsidiaries	—	—	—	—	(1,119)	420	(699)
Amortization of deferred stock compensation	—	—	—	1,045	—	—	1,045

Balance, December 31, 2002	20	121,456	—	(4,330)	—	1,247	118,393

Net income	—	—	—	—	—	16,128	16,128
Change in par value of common stock	(18)	18	—	—	—	—	—
Issuance of common shares to management pursuant to plan of reorganization	—	197	—	(197)	—	—	—
Amortization of compensation expense associated with stock options issued to the board of directors	—	1,304	—	—	—	—	1,304
Amortization of deferred stock compensation	—	—	—	1,845	—	—	1,845
Reversal of valuation allowance previously recorded against deferred income tax assets	—	216,953	—	—	—	—	216,953

Balance, December 31, 2003	2	339,928	—	(2,682)	—	17,375	354,623
Net income	—	—	—	—	—	13,481	13,481
Issuance of 7,236,868 shares of common stock and 317,044 options to purchase common stock in conjunction with the Metrocall merger	1	214,235	—	—	—	—	214,236
Issuance of common shares to management pursuant to plan of reorganization	—	669	—	(669)	—	—	—
Amortization of compensation expense associated with stock options	—	972	—	—	—	—	972
Amortization of deferred stock compensation	—	—	—	1,094	—	—	1,094
Purchase of treasury stock	—	—	(3,113)	—	—	—	(3,113)
Treasury stock recorded from unrecognized compensation expense of terminated management participating in the restricted stock plan	—	—	(2,120)	2,120	—	—	—
Retirement of treasury stock	—	(2,765)	5,233	—	—	(2,468)	—
Recognition of deferred tax asset for excess stock compensation deduction	—	2,044	—	—	—	—	2,044

Balance, December 31, 2004	$3	$555,083	$—	$(137)	$—	$28,388	$583,337

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor
	Company	Reorganized Company

	(Note 2)	(Note 2)

		Seven Months
	Five Months	Ended	Year Ended	Year Ended
	Ended May 31,	December 31,	December 31,	December 31,
	2002	2002	2003	2004

Cash flows from operating activities:
Net income	$1,658,922	$827	$16,128	$13,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,720	103,875	118,917	114,367
Fresh start accounting adjustments	(47,895)	—	—	—
Deferred income tax expense	—	2,265	10,841	9,278
Loss (gain) on extinguishment of debt	(1,622,642)	—	—	1,036
Accretion of long-term debt and other non-cash interest expense	—	7,185	4,681	372
Deferred stock compensation	—	1,045	3,149	2,078
Provisions for doubtful accounts and service adjustments	34,355	35,048	23,244	13,836
Gain (loss) on disposals of property and equipment	—	—	(16)	(93)
Other income	—	—	(286)	(271)
Changes in assets and liabilities, net of effects of merger:
Accounts receivable	(2,827)	(22,848)	(3,988)	(1,963)
Prepaid expenses and other	(17,225)	12,820	18,065	3,601
Other long-term assets	—	—	—	(1,712)
Accounts payable and accrued expenses	(11,843)	(5,155)	(1,840)	(32,875)
Customer deposits and deferred revenue	4,325	(5,777)	(10,227)	(8,790)
Other long-term liabilities	(727)	207	2,577	1,920

Net cash provided by operating activities	77,163	129,492	181,245	114,265

Cash flows from investing activities:
Additions to property and equipment, net	(44,474)	(39,935)	(25,446)	(19,232)
Proceeds from disposals of property and equipment	—	—	3,176	2,998
Issuance of long-term note receivable	—	(450)	—	—
Receipts of long-term note receivable	—	—	286	271
Cash balance related to partial divestiture of Canadian subsidiaries	—	(870)	—	—
Merger of companies, net of cash acquired	—	—	—	(117,759)

Net cash used in investing activities	(44,474)	(41,255)	(21,984)	(133,722)

Cash flows from financing activities:
Issuance of long-term debt	—	—	—	140,000
Repayment of long-term debt	(65,394)	(90,580)	(161,866)	(105,017)
Purchase of common stock	—	—	—	(3,113)

Net cash provided by (used in) financing activities	(65,394)	(90,580)	(161,866)	31,870

Effect of exchange rate changes on cash	32	3	—	—

Net (decrease) increase in cash and cash equivalents	(32,673)	(2,340)	(2,605)	12,413
Cash and cash equivalents, beginning of period	72,200	39,527	37,187	34,582

Cash and cash equivalents, end of period	$39,527	$37,187	$34,582	$46,995

Supplemental disclosure:
Interest paid	$2,257	$10,065	$15,033	$6,966

Asset retirement obligations	$—	$2,462	$2,236	$2,197

Repayment of debt with restricted cash	$36,899	$—	$—	$—

Income taxes paid	$—	$—	$—	$1,729

Common stock and options issued in Metrocall merger	$—	$—	$—	$214,236

Liabilities assumed in merger	$—	$—	$—	$57,214

Issuance of new debt and common stock in exchange for liabilities	$416,101	$—	$—	$—

Reorganization expenses paid	$22,503	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Organization and Significant Accounting Policies
      Business — USA Mobility, Inc. (“USA Mobility” or the “Company”), formerly Arch Wireless, Inc., is a leading provider of wireless messaging and information services in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants or PDAs and personal computers. USA Mobility also offers wireless information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
      Organization and Principles of Consolidation — USA Mobility is a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”) which occurred on November 16, 2004 (see Note 3). Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2002, 2003 and 2004 and the acquired operations of Metrocall from November 16, 2004. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Arch and Metrocall. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies that are 20% – 50% owned entities, or those in which we can otherwise exercise significant influence, are accounted for under the equity method of accounting including PageNet Canada, Inc. and Iris Wireless, Inc., both of which have a carrying value of zero.
      Bankruptcy-Related Financial Reporting — The consolidated financial statements of Arch, prior to its emergence from Chapter 11 on May 29, 2002 (the “Predecessor Company”), have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). Substantially all of the Predecessor Company’s pre-petition debt was in default. As required by SOP 90-7, the Predecessor Company recorded the pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.
      Upon emergence from Chapter 11, (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).
      Risks and Other Important Factors — Based on current and anticipated levels of operations, USA Mobility’s management believes that the Company’s net cash provided by operating activities, together with cash on hand, will be adequate to meet its cash requirements for the foreseeable future.
      In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenditures, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.
      USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for our messaging services exceeds our expectations, revenues will be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors and creditors, which could impair the value of USA Mobility’s common stock.
      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, USA Mobility evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, income taxes and restructuring charges. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      Allowances for Doubtful Accounts and Service Credits — USA Mobility extends trade credit to its customers for messaging services. Service to customers is generally discontinued if payment has not been received within approximately sixty days of billing. Once service is discontinued, accounts are subject to internal and external collection activities. If these efforts are unsuccessful, the account is written off, which generally occurs within 120 days of billing. USA Mobility records two allowances against its gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.
      Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages historical write-offs are reviewed, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. The ratio of the allowance to gross receivables is compared to historical levels and amounts collected and related statistics are monitored. The allowance for doubtful accounts was $5.0 million and $3.8 million at December 31, 2003 and 2004, respectively.
      The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and days billings outstanding. Days billings outstanding is determined by dividing the daily average of amounts billed to customers into the accounts receivable balance. This approach is used because it more accurately represents the amounts included in accounts receivable and minimizes fluctuations that occur in days sales outstanding due to the billing of quarterly, semi-annual and annual contracts and the associated revenue that is deferred. A range is developed and an allowance is recorded within that range based on an assessment of trends in days billings outstanding, aging characteristics and other operating factors. The allowance for service credits was $3.6 million and $4.5 million at December 31, 2003 and 2004, respectively.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-Lived Assets — Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Estimated
Useful Life
Asset Classification	(in Years)

Buildings and improvements	20
Leasehold improvements	Shorter of 3 or Lease Term
Messaging devices	1 – 2
Messaging and computer equipment	1.25 – 8
Furniture and fixtures	5
Vehicles	3
      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), USA Mobility is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2003 and 2004, the Company did not believe any such conditions existed. Had these conditions existed, USA Mobility would have assessed the recoverability of the carrying value of the Company’s long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, USA Mobility would have projected estimated cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
      Goodwill and Other Intangible Assets — Goodwill is not amortized and will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform its annual impairment test. SFAS No. 142 requires USA Mobility to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate.
      Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years.
      Revenue Recognition — USA Mobility’s revenue consists primarily of monthly service and lease fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables,(“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and device sale revenue. Accordingly, effective July 1, 2003, the Company recognized messaging service revenue over the period the service is performed and revenue from device sales is recognized at the time of shipment. The Company recognizes revenue when these four basic criteria have been met: (1) persuasive evidence of an

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured.
      Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At December 31, 2004, we had approximately $139,000 of deferred revenue and $39,000 of deferred expense will be recognized in future periods, principally over the next two quarters.
      Shipping and Handling Costs. USA Mobility incurs shipping and handling costs to send and receive messaging devices to its customers. These costs are included in general and administrative expense and amounted to $2.3 million, $4.0 million, $5.3 million and $4.5 million for the five months ended May 31, 2002, seven months ended December 31, 2002 and years ended December 31, 2003 and 2004, respectively.
      Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.
      Fair Value of Financial Instruments — USA Mobility’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable and bank debt. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2003 and 2004. The fair value of the debt is included in Note 5.
      Stock-Based Compensation — Effective January 1, 2003, compensation expense associated with options is being recognized in accordance with the fair value provisions of SFAS No. 123, Stock Based Compensation, over the options’ vesting period. The transition to these provisions was accounted for and disclosed in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure utilizing the prospective method.
      Income Taxes — USA Mobility accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against net deferred tax assets if, based on available evidence, it is more likely than not the deferred tax assets would not be realized (see Note 7).
      New Accounting Pronouncements. — In December 2004, the FASB issued a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 123R is effective as of the first interim or annual period that begins after June 15, 2005. The Company elected to adopt SFAS No. 123R as of January 1, 2005. Since the Company previously adopted the fair value provisions of SFAS 123 and SFAS 148, this adoption will not have a material impact on the financial statements.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.     Arch Wireless Petition for Relief Under Chapter 11 and Fresh Start Accounting
      Certain holders of 12 3/4% senior notes of Arch Wireless Communications, Inc., a wholly owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the bankruptcy court entered an order for relief under Chapter 11. Also on December 6, 2001, Arch and 19 of its wholly owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the bankruptcy court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when Arch emerged from bankruptcy. Arch and its domestic subsidiaries are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.
      Pursuant to Arch’s plan of reorganization, all of its former equity securities were cancelled and the holders of approximately $1.8 billion of its former indebtedness received securities which represented substantially all of Arch’s consolidated capitalization, consisting of $200 million aggregate principal amount of 10% senior subordinated secured notes (which have been fully repaid), $100 million aggregate principal amount of 12% subordinated secured compounding notes (which have been fully repaid) and approximately 95% of Arch’s then outstanding common stock. The remaining common stock of approximately 5% was distributed pursuant to the terms of the 2002 Stock Incentive Plan to certain members of Arch’s senior management.
      The accompanying Predecessor Company Consolidated Financial Statements have been prepared in accordance with SOP 90-7 and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Although May 29, 2002 was the effective date of Arch’s emergence from bankruptcy, for financial reporting convenience, Arch accounted for consummation of the plan as of May 31, 2002.
      As a result of the application of fresh start accounting, Arch’s financial results during the year ended December 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are presented separately. The Reorganized Company’s financial statements are not comparable with those of the Predecessor Company.
      During the five months ended May 31, 2002, the Predecessor Company recorded reorganization expense of $22.5 million consisting of $15.3 million of professional fees, $3.1 million of retention costs and $4.1 million paid or accrued to settle specific pre-petition liabilities in conjunction with assumed contracts. Contractual interest expense not accrued or recorded on pre-petition debt totaled $76.0 million for the five months ended May 31, 2002.
3.     Merger of Arch and Metrocall
      USA Mobility, a holding company, was formed to effect the merger of Arch and Metrocall which occurred on November 16, 2004. Under the terms of the merger agreement, holders of 100% of the outstanding Arch common stock received one share of the Company’s common stock for each common share held of Arch. Holders of 2,000,000 shares of Metrocall common stock received consideration totaling $150.0 million of cash and all of the remaining shares of Metrocall’s common stock were each exchanged for 1.876 shares of USA Mobility common stock. Upon consummation of the merger exchange, former Arch and Metrocall common shareholders held approximately 72.5% and 27.5%, respectively, of USA Mobility’s common stock on a fully diluted basis. At the time of the merger, each outstanding option to purchase common stock of Metrocall was converted into an option to purchase the number of shares of common stock of USA Mobility determined by multiplying the number of shares subject to the original option by 1.876, at an

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercise price determined by dividing the exercise price of the original option by 1.876, and otherwise on the same terms and conditions as were applicable to such Metrocall stock options. At the time of the merger, outstanding options to purchase common stock of Arch were converted into options to purchase the same number of shares of common stock of USA Mobility on the same terms and conditions that were applicable to such Arch stock options.
      USA Mobility expects to benefit from operating and other synergies which Arch or Metrocall could not achieve as stand-alone entities and be capable of improved long-term financial performance through elimination of redundant overhead and duplicative network structures.
      The merger was accounted for using the purchase method of accounting pursuant to SFAS No. 141. Arch was deemed the acquiring entity. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities are based upon the total purchase price and the estimated fair values of such assets and liabilities on the effective date of the merger. The results of operations of Metrocall have been included in USA Mobility’s results from November 16, 2004.
      The aggregate purchase price for Metrocall was $430.3 million including $150.0 million of cash, common stock valued at $207.6 million and options to purchase USA Mobility common stock valued at $6.7 million. The value of the common shares issued to Metrocall shareholders was determined based on the average market price of Arch common stock for the seven-day period beginning three days before and ending three days after the date the merger was publicly announced. The purchase price has been allocated as follows ($ in thousands):

At November 16, 2004

Consideration exchanged:
Fair value of shares issued	$207,563
Fair value of options issued	6,673
Cash payment	150,000
Transaction costs	8,870

373,106
Liabilities assumed	57,214

Total purchase price	430,320

Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	41,112
Accounts receivable	26,761
Prepaid expenses and other current assets	7,380
Property and equipment	90,683
Deferred tax assets	39,786
Intangible assets	72,254
Other assets	553

Total assets acquired	278,529

Goodwill	$151,791

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in thousands):

At November 16, 2004

Current assets	$75,253
Property, plant and equipment	90,683
Intangible assets	72,254
Deferred tax assets	39,786
Goodwill	151,791
Other assets	553

Total assets acquired	430,320

Current liabilities	(57,139)
Long-term debt	(75)

Total liabilities assumed	(57,214)

Net assets acquired	$373,106

      In connection with the transaction, USA Mobility expects to incur restructuring costs primarily as a result of severance and relocation of workforce and the elimination of duplicate facilities and networks related to Metrocall’s operations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, to the extent known or estimable. These restructuring costs consisted of $2.4 million of employee relocation and termination benefits. Through December 31, 2004, $0.9 million of these costs had been paid. The Company expects to pay the remaining liability in 2005. The Company also expects additional restructuring costs related to the merger to be incurred during 2005 as the Company finalizes and implements its reduction of duplicate facilities, rationalization of its network infrastructure, changes to telecommunication contracts, further severance and relocation of employees and other costs. The purchase price allocation may be adjusted as these additional costs become known or estimable for up to one year from the transaction date.
      The amount of purchase price allocated to intangible assets and their respective amortization periods were as follows:

	Allocated	Amortization	Amortization
	Amount	Period	Method

Customer relationships and contracts	$65,046	5 years	Economic Consumption
Deferred financing costs	3,459	2 years	Straight Line
Purchased Federal Communications Commission
licenses	1,630	5 years	Straight Line
Other	2,119	1 year	Straight Line

	$72,254

      The amortization periods above result in a weighted-average amortization period of approximately 4.7 years. The amount of goodwill was $151.8 million none of which will be deductible for tax purposes.
      The following unaudited pro forma summary presents the consolidated results of operations as if the merger had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on merger-related debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
what would have occurred had the merger been completed at the beginning of the periods presented, or of results that may occur in the future.

	Year Ended	Year Ended
	December 31, 2003	December 31, 2004

	(unaudited and in thousands except for
	per share amounts)
Revenues	$1,015,418	$788,705
Net income	62,061	37,895
Basic net income per common share	2.30	1.41
Diluted net income per common share	2.27	1.39
4.     Long Lived Assets
      Property and Equipment — Depreciation and amortization expense related to property and equipment totaled $81.8 million, $100.4 million, $116.8 million and $110.6 million for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the year ended December 31, 2003 and 2004, respectively.
      The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term, therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $4.7 million and $10.4 million through December 31, 2003 and 2004, respectively. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation and amortization expense in 2004 included $683,000 related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
      The components of the changes in the asset retirement obligation balances for the year ended December 31, 2004 were as follows (in thousands):

	Current	Long-Term
	Portion	Portion

Balance at December 31, 2003	$1,007	$815
Accretion	194	231
Amounts paid	(853)	—
Additional amounts recorded	760	2,707
Changes in cash flow estimates	1,364	833

Balance at December 31, 2004	$2,472	$4,586

      The balance above were included in accrued other and other long-term liabilities, respectively, at December 31, 2004.
      The primary variables associated with the estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect the Company’s plans to rationalize the Arch two-way network over the following five quarters as a result of the merger with Metrocall and to recognize the cost associated with rationalization of Metrocall one-way equipment.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The long-term portion above related primarily to an estimate of the assets to be removed at an estimated terminal date. The removal cost estimate used in the original assessment was updated during 2004, which resulted in an incremental asset retirement obligation. The cost associated with the original assessment, the 2004 change in estimated removal cost and the additional amount recorded due to the Metrocall merger will accrete to a total liability of $15.1 million over the next eight years. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimates. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. The fees charged by outside contractors were assumed to increase by 3% per year.
      Effective November 16, 2004, USA Mobility revised the estimated depreciable life of certain of its two-way messaging equipment from five years to 16.5 months. This change in useful life resulted from the timing of USA Mobility’s network rationalization program due to its merger with Metrocall, in order to align the useful lives of these assets with their planned removal from service. As a result of this change, depreciation expense increased approximately $3.1 million in the fourth quarter of 2004.
      Effective October 1, 2002, Arch revised the estimated depreciable life of certain of its messaging equipment from five years to 1.25 years. This change in useful life resulted from the timing of its network rationalization program in order to align the useful lives of these assets with their planned removal from service. As a result of this change, depreciation expense increased approximately $12.1 million in the fourth quarter of 2002, approximately $9.3 million of which was due to adjusting the carrying value of certain pieces of this equipment to scrap value as they were removed from service at December 31, 2002.
      Goodwill and Amortizable Intangible Assets — Goodwill of 151.8 million at December 31, 2004 resulted from the purchase accounting related to the Metrocall acquisition (see Note 3).
      Amortizable intangible assets are comprised of the following at December 31, 2004 (in thousands):

		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Net Balance

Customer relationships and contracts	5 yrs	$68,593	$(6,958)	$61,635
Purchased Federal Communications Commission licenses	5 yrs	3,749	(2,160)	1,589
Deferred financing costs	2 yrs	3,459	(1,409)	2,050
Other	1 year	2,119	(264)	1,855

		$77,920	$(10,791)	$67,129

      Other intangible assets are comprised of the following at December 31, 2003 (in thousands):

		Gross Carrying	Accumulated
	Useful Life	Amount	Amortization	Net Balance

Customer relationships	3 yrs	$3,547	$(3,547)	$—
Purchased Federal Communications Commission licenses	5 yrs	2,119	(2,119)	—

		$5,666	$(5,666)	$—

      Aggregate amortization expense for other intangible assets for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the years ended December 31, 2003 and 2004 was $0.9 million, $3.5 million, $2.2 million, and $3.7 million respectively. The estimated amortization expense, based on current intangible balances, is $25.9 million, $14.9 million, $9.5 million, $9.0 million and $7.9 million, for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     Debt
      Debt consisted of the following (in thousands):

	December 31,

	2003		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

Borrowings under credit agreement	$—	$—	$95,000	$95,000
Arch 12% Subordinated Secured Compounding Notes due 2009.	60,000	63,600	—	—
Other	—		58	58

	60,000		95,058
Less — Current maturities	20,000		47,558

Long-term debt	$40,000		$47,500

      Borrowings under Credit Facility. — On November 16, 2004, Metrocall and Arch as Borrowers, along with USA Mobility, Inc. and its bank lenders, entered into a credit agreement (the “credit agreement”) to borrow $140.0 million. The cash proceeds under the credit agreement were used by USA Mobility to fund a portion of the cash consideration paid to Metrocall shareholders in accordance with the merger agreement. The borrowings are secured by substantially all of the assets of USA Mobility.
      Under the credit agreement, the Company may designate all or any portion of the borrowings outstanding at either a floating base rate advance or a Eurodollar rate advance with an applicable margin of 1.50% for base rate advances and 2.50% for Eurodollar advances. For the period from November 16 to December 31, 2004, weighted average borrowings outstanding under the credit agreement were $129.0 million; interest expense was $1.2 million including amortization expense related to deferred financing fees of $0.4 million; the weighted average interest rate was 4.97% and the effective interest rate at December 31, 2004 was 4.74%.
      The Company is required to make mandatory prepayments of principal amounts outstanding at least once each quarter. Under the following circumstances mandatory prepayments are required:

•	Once each quarter on or about February 16, May 16, July 16, and November 16, 2005 and 2006. The amount of prepayment is equal to the remaining principal outstanding under the credit agreement on the mandatory prepayment date divided by the number of quarterly prepayments remaining prior to the maturity date.

•	out of the net proceeds of asset sales;

•	out of the net cash proceeds from the issuance of debt or preferred stock;

•	out of 50% of the net cash proceeds from the issuance of common equity;

•	out of specified kinds of insurance (to the extent net cash proceeds exceed $5.0 million) and condemnation proceeds in excess of replacement amounts; and

•	50% of excess cash flows, as defined in the term loan agreement, as determined December 31, 2005.
      The Company is also permitted to make optional prepayments, without prepayment penalty, provided that each optional prepayment exceeds $1.0 million.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The credit agreement includes certain provisions which impose restrictions or requirements on the Company, including the following:

•	prohibition on restricted payments, including cash dividends;

•	prohibition on incurring additional indebtedness;

•	prohibition on liens on assets;

•	prohibition on making or maintaining investments, loans and advances except for permitted cash-equivalent type instruments;

•	prohibition on certain sales and leaseback transactions;

•	prohibition on mergers and consolidations or sales of assets outside the ordinary course of business or unrelated to the integration of Arch and Metrocall;

•	prohibition on transactions with affiliates; and

•	Compliance with certain quarterly and financial covenants including, but not limited to: (1) maximum total leverage; (2) minimum interest coverage and (3) maximum annual capital expenditures.
      The Company was in compliance with the financial covenants at December 31, 2004.
      Arch 12% Subordinated Secured Compounding Notes due 2009. — Arch debt consisted of fixed rate senior notes, which were publicly traded. The fair values of the fixed rate senior notes were based on market quotes as of December 31, 2003. There was often limited trading in the Arch notes and, therefore, quoted prices may not have been indicative of the value of the notes.
      On the effective date of the plan of reorganization, Arch issued $200 million of its 10% Senior Subordinated Secured Notes due 2007 and $100 million of its 12% Subordinated Secured Compounding Notes due 2009. The 10% notes accrued interest at 10% per annum payable semi-annually in arrears. The 10% notes were secured by a lien on substantially all the assets of Arch. Arch completed the repayment of these notes during 2003.
      Interest compounded semi-annually on the 12% notes at 12% per annum from May 29, 2002 through May 15, 2003 resulting in the 12% notes having an aggregate compounded value of $111.9 million. Upon repayment of the 10% notes, interest on the 12% notes became due semi-annually in cash on May 15 and November 15, which commenced November 15, 2003. The 12% notes were secured by a lien on substantially all of Arch’s assets. Arch completed the repayment of these notes in May 2004.
      Maturities of Debt — Scheduled long-term debt maturities at December 31, 2004 were as follows (in thousands):

Year Ending
December 31

2005	$47,558
2006	47,500

$95,058

6.     Stockholders’ Equity
     General
      The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, $0.0001 par value per share.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 16, 2004 the Company completed the acquisitions of Arch and Metrocall and issued 19,605,528 shares and 7,236,868 of its common stock in exchange for all the issued and outstanding shares of Arch and Metrocall, respectively. In addition, there were 278,683 shares of Company common stock reserved for issuance from time to time as general unsecured claims under the Arch plan of reorganization are resolved. Please refer to Note 2 for further discussion.
      At December 31, 2004, there were 26,827,071 shares of common stock and zero shares of preferred stock outstanding. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding shares balance.
      Arch Wireless, Inc. New Common Stock — Upon the effective date of the Arch plan of reorganization, all of the Arch Predecessor Company’s preferred and common stock, and all stock options were cancelled. The Reorganized Company’s authorized capital stock consisted of 50,000,000 shares of common stock. Each share of common stock had a par value of $0.001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares were reserved for issuance under Arch’s plan of reorganization, to be issued from time to time as unsecured claims are resolved. Approximately 278,683 of these shares remain at December 31, 2004, to be issued pursuant to Arch’s plan of reorganization. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2003. All shares of Arch Wireless, Inc. new common stock were exchanged for a like number of shares of USA Mobility common stock.
      Additional Paid in Capital — During the quarter ended December 31, 2003, additional paid in capital increased by $217.0 million as a result of the reduction in the valuation allowance previously recorded against Arch’s deferred tax assets (see Note 7). On November 16, 2004, additional paid in capital increased by approximately $214.2 million due to the exchange of the Company’s stock and options for outstanding Metrocall common stock and options (see Note 3).
      Earning Per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Arch	Reorganized Company
	Predecessor
	Company	Seven Months
	Five Months	Ended	Year Ended December 31,
	Ended	December 31,
	May 31, 2002	2002	2003	2004

Net income	$1,658,922	$827	$16,128	$13,481

Weighted average shares of common stock outstanding	182,434,590	20,000,000	20,000,000	20,839,959
Dilutive effect of:
Options to purchase common stock	—	—	34,476	125,605

Weighted average shares of common stock and common stock equivalents	182,434,590	20,000,000	20,034,476	20,965,564

Earnings per share:
Basic	$9.09	$0.04	$0.81	$0.65

Diluted	$9.09	$0.04	$0.81	$0.64

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the seven months ended December 31, 2002, the Reorganized Company had no outstanding stock options, warrants or other convertible securities.

Arch 2002 Stock Incentive Plan
      Restricted Stock. The Arch 2002 Stock Incentive Plan, as amended, authorized the grant of up to 1.2 million shares of common stock of the Reorganized Company to be issued pursuant to the Arch plan of reorganization. On May 29, 2002, November 5, 2002 and June 27, 2003, 882,200, 17,800 and 29,257 shares, respectively, were issued, at $0.001 per share, to certain members of Arch management. On both May 29, 2003 and 2004, 316,998 shares vested and 316,002 shares were scheduled to vest on May 29, 2005, subject to adjustment as described below.
      Any unvested shares granted under the 2002 Stock Incentive Plan are subject to repurchase by Arch or the Company at the issue price of $0.001 per share if the employment of an employee entitled to such grant is terminated for any reason other than, in the case of Arch’s chief executive officer, its president and chief operating officer and its executive vice president and chief financial officer, a change of control. In 2004, Arch and the Company repurchased 273,658 shares from terminated employees. As of December 31, 2004, there were 42,344 remaining shares scheduled to vest on May 29, 2005.
      The fair value of the shares listed above totaled $5.4 million and was being recognized ratably over the three year vesting period, $1.8 million and $1.1 million of which was included in stock based and other compensation for the years ended December 31, 2003 and 2004, respectively.
      Stock Options — On June 12, 2003, Arch’s stockholders approved an amendment to the 2002 Stock Incentive Plan that increased the number of shares of common stock authorized for issuance under the plan from 950,000 to 1,200,000. In connection with the amendment to the plan, options to purchase 249,996 shares of common stock at an exercise price of $0.001 per share and 10 year term were issued to certain members of the board of directors. The options vested 50% upon issuance and the remaining 50% vested on May 29, 2004. The compensation expense associated with these options of $1.7 million was recognized in accordance with the fair value provisions of SFAS No. 123 over the vesting period, $1.3 million of which was recognized in 2003 and $0.4 million of which was recognized in 2004. The compensation expense was calculated utilizing the Black-Scholes option valuation model assuming: a risk-free interest rate of 1%, an expected life of 1.5 years, an expected dividend yield of zero and an expected volatility of 79% which resulted in a fair value per option granted of $6.65. On November 16, 2004, all options outstanding under the stock option plan were converted into a like number of options to purchase shares of USA Mobility common stock.
      The Arch Predecessor Company had stock option plans, which provided for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase common stock. Incentive stock options were granted at exercise prices not less than the fair market value on the date of grant. Options generally vested over a five-year period from the date of grant. However, in certain circumstances, options were immediately exercisable in full. Options generally had a duration of 10 years. All outstanding options under these plans were terminated in accordance with Arch’s plan of reorganization.
      USA Mobility, Inc. — In connection with the merger of Arch and Metrocall, options to purchase 83,332 shares of Arch common stock were converted into the same number of options to purchase Company common stock at an exercise price of $0.001 per share. All of these options are fully vested.
      Options to purchase 169,000 shares of Metrocall common stock were converted into options to purchase 317,044 shares of Company common stock at an exercise price of $0.302 per share. The Metrocall options converted into USA Mobility options will vest on May 6, 2005. The fair value of these options was $9.0 million which was calculated using the Black-Scholes option valuation model assuming a risk free interest rate of 1.0%, an expected life of 5.7 months, an expected dividend yield of zero, and an expected volatility of 79% which resulted in a fair value per option grant of $28.40. Compensation expense of $2.3 million associated with

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the remaining vesting period will be recognized over 5.7 months; $614,000 of which was recognized for the November 16, 2004 to December 31, 2004 period.
      The following table summarizes the activities under the USA Mobility and Arch stock option plans for the periods presented:

		Weighted
		Average
	Number Of	Exercise
	Options	Price

Arch options outstanding at December 31, 2001	6,166,061	$6.80
Terminated	(6,166,06)	6.80

Arch options outstanding at December 31, 2002	—	—
Granted	249,996	0.001
Exercised	—	—

Arch options outstanding at December 31, 2003	249,996	0.001
Exercised	(166,664)	0.001

Arch options outstanding as of November 16, 2004 converted into USA Mobility options	83,332	0.001
Metrocall options converted into USA Mobility options	317,044	0.302
Terminated	(31,422)	0.302
Exercised	(76,267)	0.066

USA Mobility options outstanding at December 31, 2004	292,687	$0.278

USA Mobility options exercisable at December 31, 2004	23,481	$0.001

      As of December 31, 2004 23,481 and 269,206 options to purchase USA Mobility common stock had exercise prices of $0.001 and $0.302, respectively. The range of exercise prices for USA Mobility options was $0.001 to $0.302.
      Prior to 2003, Arch Predecessor Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
     USA Mobility, Inc. Equity Incentive Plan
      In connection with the merger, the Company established the USA Mobility, Inc. Equity Incentive Plan. Under the plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees, consultants and non-employee members of its Board of Directors in the form of stock options or restricted stock or units. As of December 31, 2004, no awards had been granted under this plan.
7.     Income Taxes
      USA Mobility accounts for income taxes under the provisions of SFAS No. 109. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of USA Mobility’s net deferred tax asset at December 31, 2003 and 2004 were as follows (in thousands):

	2003	2004

Deferred tax assets	$219,552	$253,419
Deferred tax liabilities	—	—

	219,552	253,419
Valuation allowance	—	(1,260)

	$219,552	$252,159

      The approximate effect of each type of temporary difference and carry forward at December 31, 2003 and 2004 is summarized as follows (in thousands):

	2003	2004

Net operating losses	$41,022	$54,601
Intangibles and other assets	123,479	156,899
Property and equipment	21,669	12,512
Contributions carryover	3,176	2,881
Accruals and reserves	30,206	26,526

	219,552	253,419
Valuation allowance	—	(1,260)

	$219,552	$252,159

      USA Mobility’s valuation allowance relates to capital loss carryforwards of $3.1 million which expire over the next four years. In accordance with the provisions of SFAS 141 and 109, since it is unclear whether sufficient capital gains will be realized to utilize these attributes, a valuation allowance was recorded against these assets in purchase accounting.
      SFAS No. 109 requires USA Mobility to evaluate the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of USA Mobility’s net deferred assets will be realized in future periods. Upon emergence from bankruptcy, Arch had not generated income before tax expense for any prior year, projections indicated losses before tax expense for early future periods and Arch had just reorganized under Chapter 11. Since significant positive evidence of realizability did not exist, a valuation allowance was established against the net deferred tax assets at that time.
      During the quarter ended December 31, 2003, Arch management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $219.6 million valuation allowance was released in the quarter ended December 31, 2003. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt well ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to realize the net deferred tax assets.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the provisions of SFAS No. 109, reductions in a deferred tax asset valuation allowance that existed at the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The release of the valuation allowance described above reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven month period ended December 31, 2002 and the year ended December 31, 2003, respectively, and the remaining reduction of the valuation allowance of $217.0 million was recorded as an increase to stockholders’ equity.
      In accordance with provisions of the Internal Revenue Code, Arch was required to apply the cancellation of debt income arising in conjunction with the provisions of its plan of reorganization against tax attributes existing as of December 31, 2002. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of various tax laws and regulations, which have a material effect on the tax attributes remaining after allocation and thus, the future tax position of USA Mobility. As a result of the method used to allocate cancellation of debt income for financial reporting purposes as of December 31, 2002, Arch had no net operating losses remaining and the tax basis of certain other tax assets were reduced. In August 2003, the IRS issued additional regulations regarding the allocation of cancellation of debt income. Arch evaluated these regulations and determined that an alternative method of allocation was more probable than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred tax assets and stockholders’ equity being recognized in 2003 than would have been recognized using the allocation method applied for financial reporting purposes as of December 31, 2002. Had this revised method been utilized at December 31, 2002, the only effect on the Company’s consolidated financial statements would have been the gross amounts disclosed in the tables above as Arch had concluded at that point in time, that a full valuation allowance was appropriate.
      For the year ended December 31, 2004, the Company evaluated the recoverability of its deferred assets. The Company determined that (1) the results for the year ended December 31, 2004, were consistent with Arch’s management’s previous assessment and (2) the anticipated future results (which include additional incremental income from Metrocall operations) indicated that the Company will continue to generate income before income tax expense. The results of this assessment continue to indicate no valuation allowance against the deferred tax assets was required except for the allowance related to capital loss carryforwards of $1.3 million.
      The following is a reconciliation of the United States federal statutory rate of 35% to the Company’s effective tax rate for each of the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004

Federal income tax at statutory rate	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	5.1	5.2
Other	0.1	0.6

Effective tax rate	40.2%	40.8%

8.     Commitments and Contingencies
      USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. Each action was brought by a Metrocall shareholder on his own behalf and purportedly on behalf of all public shareholders of Metrocall’s common stock, excluding the defendants and

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their affiliates and associates. Each complaint alleges, among other things, that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger between Arch and Metrocall and that USA Mobility and Arch aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. The complaints seek compensatory relief as well as an injunction to prevent consummation of the merger. USA Mobility believes the allegations made in the complaints are without merit. However, given the uncertainties and expense of litigation, USA Mobility and the other defendants have entered into a memorandum of understanding with the plaintiffs to settle these actions. The proposed settlement, which must be approved by the court, required, among other things, Arch and Metrocall to issue a supplement to the joint proxy/prospectus (which was first mailed to Metrocall and Arch shareholders on October 22, 2004) and to announce their respective operating results for the three months ended September 30, 2004 in advance of the shareholder meeting that occurred on November 8, 2004. Plaintiffs’ counsel of record in the actions will apply to the Court for an award of attorneys’ fees and expenses not to exceed $275,000, and defendants have agreed to not oppose such application. Metrocall, Arch and USA Mobility have agreed to bear the costs of providing any notice to Metrocall stockholders regarding the proposed settlement.
      On November 10, 2004, former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/ Endispute in Boston, Massachusetts, asserting that they were terminated from their employment by the Company pursuant to a “Change in Control” as defined in their respective Executive Employment Agreements (the “Claim”). The Former Executives filed the Claim against Arch Wireless, Inc., Arch Wireless Holdings, Inc., Arch Wireless Operating Co., Inc., MobileMedia Communications, Inc. and Mobile Communications Corporation of America (collectively, the “Respondents”). The Former Executives asserted in their Claim, entitlement to additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements, attorneys fees and costs and unspecified other and further relief. In the event that the Former Executives were to prevail on their Claim they could be awarded additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements up to approximately $8.5 million plus the costs of attorneys fees and other costs. USA Mobility and the Former Executives mutually selected an arbitrator to preside over the case. Discovery is underway and the trial is scheduled to take place in May 2005. We are disputing the Claim vigorously. USA Mobility does not believe that a Change in Control as defined in the Former Executives Executive Employment Agreements has occurred and believe that we will ultimately prevail in the arbitration proceeding.
      Certain holders of 12 3/4% senior notes of Arch Wireless Communications, Inc., a wholly owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the bankruptcy court entered an order for relief under Chapter 11. Also on December 6, 2001, Arch and 19 of its wholly owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the bankruptcy court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when Arch emerged from bankruptcy. Arch and its domestic subsidiaries are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.
      USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its financial position or results of operations.
      Operating Leases — USA Mobility has operating leases for office and transmitter locations with lease terms ranging from one month to approximately eighteen years. In most cases, USA Mobility expects that, in the normal course of business, leases will be renewed or replaced by other leases.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under non-cancelable operating leases at December 31, 2004 were as follows (in thousands):

Year Ending December 31,
2005	$111,122
2006	76,995
2007	52,698
2008	32,223
2009	8,545
Thereafter	4,857

Total	$286,440

      Total rent expense under operating leases for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the years ended December 31, 2003 and 2004, approximated $59.8 million, $76.2 million, $121.9 million and $102.8 million, respectively.
      As a result of various decisions by the Federal Communications Commission (“FCC”), over the last few years, USA Mobility no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with the Company’s services and in some instances USA Mobility received refunds for prior payments to certain local exchange carriers. USA Mobility had entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. USA Mobility may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for the Company, depending on further FCC disposition of these issues and the agreements reached between USA Mobility and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the FCC in USA Mobility’s favor, the Company may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on USA Mobility’s operating results, these or similar requirements could, in the future, have a material adverse effect on the Company’s operating results.
      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Arch adopted FIN No. 45 on January 1, 2003. The Company and certain of its subsidiaries, permitted under Delaware law, have entered into indemnification agreements with several persons, including each of its present directors and certain members of management, for certain events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of USA Mobility’s insurance policy coverage, USA Mobility believes the estimated fair value of these indemnification agreements is immaterial. Therefore in accordance with FIN No. 45, the Company has not recorded a liability for these agreements as of December 31, 2003 and 2004.

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other Commitments — On February 11, 2004, Metrocall’s wholly owned subsidiary, Metrocall Ventures (“Ventures”), entered into an agreement with Glenayre Electronics, Inc., a subsidiary of Glenayre Technologies, Inc. to form GTES, LLC (“GTES”). GTES offers product sales, maintenance services, software development and product development to the wireless industry as an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc. Pursuant to the terms of the agreement, Ventures contributed cash of $2.0 million in exchange for a 51% fully diluted ownership interest in GTES. The Company has a commitment to fund annual cash flow deficits, if any, of GTES of up to $1.5 million during the initial three-year period following the investment date. Funds may be provided by Ventures to GTES in the form of capital contributions or loans. No funding has been required through December 31, 2004.
9.     Employee Benefit Plans
     Arch Long-term Incentive Plan
      In June 2003, Arch’s board of directors approved a long-term incentive plan to retain and attract key members of management and to align their interests with those of Arch’s shareholders. Payments under this plan were based on the annual management incentive payment for 2003, which was paid by Arch in the first quarter of 2004. At that time, the amount of the annual incentive payment amount was also converted into a number of units, derived based on the average price of Arch’s common stock for ten days prior to the annual incentive payment. Payment under the long-term incentive plan will occur on the second anniversary following the 2003 annual incentive payment. The amount of the payment will be determined by multiplying the number of units for each participant by the average price of USA Mobility’s common stock at that point in time. Therefore, the liability associated with the long-term incentive plan will fluctuate in each reporting period based on the price of USA Mobility’s common stock in each reporting period. Each participant’s units vest as follows: 1/3 upon the 2003 annual incentive payment date and 1/3 on each subsequent anniversary. The plan includes provisions that require payment prior to the second anniversary following the 2003 annual incentive payment under certain circumstances, such as the involuntary termination of a participant without cause or a change in control of Arch. At December 31, 2004 and 2003, other long-term liabilities included $5.6 million and $3.1 million associated with this plan, respectively.
     Arch Retirement Savings Plans
      Arch has had multiple retirement savings plans since its acquisitions of MobileMedia and PageNet in 1999 and 2000, respectively, qualifying under Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. During 2002, Arch completed the consolidation of these plans into one plan, the Arch Retirement Savings Plan. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Each of the current and former plans provide for employer matching contributions. Aggregate matching contributions for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the years ended December 31, 2003 and 2004 was approximately $0.7 million, $0.6 million, $0.8 million and $0.8 million, respectively. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Metrocall, Inc. Savings and Retirement Plan.
     Metrocall, Inc. Savings and Retirement Plan
      The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, is open to all Metrocall employees working a minimum of twenty hours per week with at least six months of service. The Plan qualifies under section 401(k) of the Internal Revenue Code (the “IRC”). Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
IRC. Metrocall has agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company vest 20% per year beginning on the second anniversary of the participant’s employment. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Matching contributions under the Savings Plan were approximately $122,000 for the period November 16 to December 31, 2004. On January 1, 2005, the Metrocall, Inc. Savings and Retirement Plan was renamed USA Mobility, Inc. Savings and Retirement Plan.
10.     Restructuring Reserve
      In the years ended December 31, 2003 and 2004, the Company recorded restructuring charges of $11.5 million and $3.0 million, respectively, related to certain lease agreements for transmitter locations. Under the terms of these agreements, Arch is required to pay minimum amounts for a designated number of transmitter locations. However, Arch determined the designated number of transmitter locations was in excess of its current and anticipated needs.
      At December 31, 2004, the balance of the restructuring reserve was as follows (in thousands):

	Balance at	Restructuring		Balance at
	December 31,	Charge in		December 31,
	2003	2004	Cash Paid	2004

Lease obligation costs	$11,481	$3,018	$11,036	$3,463
      The balance of this reserve will be paid over the first two quarters of 2005.
11.     Related Party Transactions
      Two of USA Mobility’s directors, effective November 16, 2004, also serve on the Board of Directors of entities that lease transmission tower sites to the Company. During the twelve months ended December 31, 2004, the Company paid $19.7 million and $2.8 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussion or decisions by the Company on matters relating to the relevant vendor.
12. Segment Reporting
      USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.
     Geographic Information

	Predecessor
	Company

		Reorganized Company
	Five
	Months
	Year	Seven Months	Year Ended
	Ended May	Ended	December 31,
	31,	December 31,
	2002	2002	2003	2004

Revenues:
United States	$357,630	$443,635	$597,478	$489,024
Canada	7,730	9,734	—	1,136

Total	$365,360	$453,369	$597,478	$490,160

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Reorganized Company
	December 31,

	2003	2004

Long-lived assets:
United States	$404,361	$671,212
Canada	—	197

Total	$404,361	$671,409

     Information About Products and Services:

	Predecessor
	Company
		Reorganized Company
	Five
	Months	Seven Months
	Ended	Ended	Year Ended	Year Ended
	May 31,	December 31,	December 31,	December 31,
	2002	2002	2003	2004

Revenues:
Direct
One-way messaging	$277,226	$344,546	$449,769	$367,157
Two-way messaging	53,879	70,811	104,577	90,632

	$331,105	$415,357	$554,346	$457,789

Indirect
One-way messaging	$32,898	$36,795	$40,564	$28,987
Two-way messaging	1,357	1,217	2,568	3,384

	$34,255	$38,012	$43,132	$32,371

Total
One-way messaging	$310,124	$381,341	$490,333	$396,144
Two-way messaging	55,236	72,028	107,145	94,016

	$365,360	$453,369	$597,478	$490,160

13.     Quarterly Financial Results (Unaudited)
      Quarterly financial information for the years ended December 31, 2003 and 2004 is summarized below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

Year Ended December 31, 2003:
Revenues	$164,753	$154,076	$143,623	$135,026
Operating income	15,956	13,669	13,795	2,695
Net income (loss)	6,071	5,244	6,186	(1,373)
Basic/diluted net income (loss) per common share	0.30	0.26	0.31	(0.07)

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(2)

Year Ended December 31, 2004:
Revenues	$123,659	$115,797	$109,417	$141,287
Operating income (loss)	11,283	6,647	11,127	(11)
Net income (loss)	4,857	3,064	6,737	(1,177)
Basic/diluted net income (loss) per common share	0.24	0.15	0.34	(0.05)

(1)	In the fourth quarter of 2003, Arch recorded an $11.5 million restructuring charge associated with a lease agreement (see Note 10). In addition, general and administrative expenses for the fourth quarter of 2003 include approximately $3.6 million related to changes in estimates resulting in accrual reductions for various sales and property related taxes.

(2)	USA Mobility is a holding company formed to effect the merger of Arch and Metrocall that occurred on November 16, 2004. For financial reporting purposes Arch was deemed the acquiring entity. The operations of Metrocall have been included since November 16, 2004.
In addition, the Company recognized $3.1 million of additional depreciation expense related to the change in estimated life of certain of its messaging equipment (see Note 4).

USA MOBILITY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Shareholders of
USA Mobility, Inc.:
      Our audit of the consolidated financial statements referred to in our report dated February 26, 2004 appearing in the 2004 Annual Report on Form 10-K of USA Mobility, Inc. (formerly Arch Wireless, Inc.) also included an audit of the financial statement schedule for the five months ended May 31, 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2004

SCHEDULE II
USA MOBILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 2002, 2003 and 2004
(In Thousands)

	Balance at
	Beginning of	Charged to			Balance at
Allowance for Doubtful Accounts and Service Credits	Period	Operations	Write-Offs	Other(1)	End of Period

Five Months ended May 31, 2002.	$41,987	$34,355	$(39,355)	$—	$36,987

Seven Months ended December 31, 2002.	$36,987	$35,048	$(49,543)	$—	$22,492

Year ended December 31, 2003.	$22,492	$23,244	$(37,091)	$—	$8,645

Year ended December 31, 2004.	$8,645	$13,061	$(19,598)	$6,185	$8,293

	Balance at
	Beginning of	Charged to			Balance at
Accrued Restructuring Charge	Period	Expense	Deductions	Other(1)	End of Period

Five Months ended May 31, 2002.	$17,496	$—	$(17,496)	$—	$—

Seven Months ended December 31, 2002.	$—	$—	$—	$—	$—

Year ended December 31, 2003.	$—	$11,481	$—	$—	$11,481

Year ended December 31, 2004.	$11,481	$3,018	$(11,889)	$2,364	$4,974

(1)	Fair value of balance acquired from Metrocall

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004(2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003(3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent(2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly(2)
10.4	Amendment No. 1 to the Credit Agreement(8)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(8)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan(5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan(5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan(7)
10.9	USA Mobility, Inc. Equity Incentive Plan(8)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant(6)
21.1	Subsidiaries of USA Mobility(8)
23.1	Consent of PricewaterhouseCoopers LLP(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 16, 2005(8)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 16, 2005(8)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 16, 2005(8)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 16, 2005(8)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.
(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.
(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.
(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.
(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.
(6)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed November 22, 2004.
(7)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.
(8)	Filed herewith.