Form 10-Q
period 2005-03-31
USA Mobility, Inc
filed 2005-05-10
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-51027
USA MOBILITY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	16-1694797
(State of incorporation)	(I.R.S. Employer Identification No.)

6677 Richmond Highway Alexandria, Virginia (Address of principal executive offices)	22306 (Zip Code)
(703) 660-6677
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑          No ☐
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,849,351 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of May 6, 2005.

USA MOBILITY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
USA MOBILITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005

	(Unaudited and in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$46,995	$37,111
Accounts receivable, less allowances and service credits of $8,293 and $7,397 as of December 31, 2004 and March 31, 2005, respectively	37,750	33,976
Prepaid rent, expenses and other	15,460	20,321
Deferred income taxes	26,906	26,626

Total current assets	127,111	118,034
Property and equipment, net	216,508	187,608
Goodwill	151,791	151,791
Intangible assets, less accumulated amortization of $10,791 and $18,925 as of December 31, 2004 and March 31, 2005, respectively	67,129	59,037
Deferred income taxes	225,253	224,662
Other assets	5,517	5,486

TOTAL ASSETS	$793,309	$746,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,558	$32,318
Accounts payable and other accrued liabilities	76,420	70,041
Customer deposits	4,316	3,971
Deferred revenue	23,623	22,475

Total current liabilities	151,917	128,805

Long-term debt, less current maturities	47,500	24,214
Other long-term liabilities	10,555	7,559

TOTAL LIABILITIES	209,972	160,578

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	554,946	556,357
Retained earnings	28,388	29,680

TOTAL STOCKHOLDERS’ EQUITY	583,337	586,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$793,309	$746,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,

	2004	2005

	(In thousands, except share and
	per share amounts)
	(Unaudited)
Revenue:
Service, rental and maintenance, net of service credits	$119,546	$159,150
Product sales	4,113	6,527

Total revenue	123,659	165,677

Operating expenses:
Cost of products sold (exclusive of depreciation and amortization shown separately below)	938	1,279
Service, rental, and maintenance (exclusive of depreciation, amortization and stock based compensation shown separately below)	39,362	56,973
Selling and marketing (exclusive of stock based compensation shown separately below)	9,120	10,470
General and administrative (exclusive of depreciation, amortization and stock based compensation shown separately below)	32,941	53,140
Depreciation and amortization	26,309	38,535
Stock based compensation	688	1,411
Restructuring charge	3,018	—

Total operating expenses	112,376	161,808

Operating income	11,283	3,869
Interest expense	(3,400)	(1,411)
Interest income	71	197
Loss on extinguishment of long-term debt	—	(594)
Other income	168	293

Income before income tax expense	8,122	2,354
Income tax expense	(3,265)	(1,062)

Net income	$4,857	$1,292

Basic net income per common share	$0.24	$0.05

Diluted net income per common share	$0.24	$0.05

Basic weighted average common shares outstanding	20,000,000	27,108,034

Diluted weighted average common shares outstanding	20,078,213	27,316,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2005

	(Unaudited and in
	thousands)
Cash flows from operating activities:
Net income	$4,857	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,309	38,535
Amortization of deferred financing costs	—	505
Amortization of stock based compensation	688	1,411
Deferred income tax expense	3,265	871
Loss on extinguishment of long-term debt	—	594
Gain on disposals of property and equipment	(109)	(26)
Provisions for doubtful accounts, service adjustments and other	2,280	7,005
Changes in assets and liabilities:
Accounts receivable	3,353	(3,333)
Prepaid expenses and other	(2,017)	(4,861)
Intangibles and other long-term assets	—	(46)
Accounts payable and accrued expenses	(13,860)	(6,379)
Customer deposits and deferred revenue	(1,866)	(1,493)
Other long-term liabilities	1,620	(2,996)

Net cash provided by operating activities	24,520	31,079

Cash flows from investing activities:
Purchases of property and equipment	(5,701)	(2,564)
Proceeds from disposals of property and equipment	750	25
Receipts from note receivable	56	102

Net cash used for investing activities	(4,895)	(2,437)

Cash flows from financing activities:
Repayment of long-term debt	(20,000)	(38,526)

Net cash used for financing activities	(20,000)	(38,526)

Net decrease in cash and cash equivalents	(375)	(9,884)
Cash and cash equivalents, beginning of period	34,582	46,995

Cash and cash equivalents, end of period	$34,207	$37,111

Supplemental disclosure:
Interest paid	$1,903	$1,367

Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (a) Preparation of Interim Financial Statements — The consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, “SEC”. The financial information included herein, other than the consolidated balance sheet as of December 31, 2004, has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals, which are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature, with the exception of a non-recurring $1.5 million vendor settlement reflected as a reduction to service, rental and maintenance expenses, and settlement of claims by former executives of $4.3 million recorded as an increase to general and administrative expenses. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.
      (b) Merger of Arch and Metrocall — The merger of Arch Wireless, Inc. (“Arch”) and Metrocall Holdings, Inc. (“Metrocall”) occurred on November 16, 2004. Under the terms of the merger agreement, holders of 100% of the outstanding Arch common stock received one share of the Company’s common stock for each common share held of Arch. Holders of 2,000,000 shares of Metrocall common stock received consideration totaling $150 million of cash and all of the remaining 7,236,868 shares of Metrocall’s common stock were exchanged for 1.876 shares of USA Mobility common stock. Upon consummation of the merger exchange, former Arch and Metrocall common shareholders held approximately 72.5% and 27.5%, respectively, of USA Mobility’s common stock on a fully diluted basis.
      The merger was accounted for using the purchase method of accounting. Arch was the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities, as determined by an independent third-party valuation. The results of operations of Metrocall have been included in the USA Mobility results from November 16, 2004, therefore, the results presented for the three months ended March 31, 2004 do not include results associated with Metrocall.
      In connection with the transaction, USA Mobility expects to incur restructuring costs primarily as a result of severance and relocation of workforce and the elimination of duplicate facilities and networks related to Metrocall’s operations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, to the extent known or estimable. These restructuring costs, at the acquisition date, consisted of $2.4 million of employee relocation and termination benefits. As of March 31, 2005, less than $100,000 of this liability remains unpaid.
      USA Mobility expects to achieve operating and other synergies through elimination of redundant overhead and duplicative network structures. Subsequent to the merger, the Company began an extensive review of all operating systems, the rationalization of our one-way and two-way messaging networks, and the composition of our sales force. The Company expects to continue its reviews through 2005 and beyond as it deconstructs networks and standardizes its systems. In this process, the Company expects to incur additional costs, however no specific plan is currently in place.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma summary presents the consolidated results of operations as if the merger had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on merger-related debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger been completed at the beginning of the periods presented, or of results that may occur in the future.

	Three Months Ended

	March 31, 2004	March 31, 2005

	(In thousands except for per share
	amounts)
Revenues	$214,372	$165,677
Net income	14,011	1,292
Basic net income per common share	0.52	0.05
Diluted net income per common share	0.51	0.05
      (c) Business — USA Mobility is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants or PDAs and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
      (d) Risks and Other Important Factors — Based on current and anticipated levels of operations, USA Mobility’s management believes that the Company’s net cash provided by operating activities, together with cash on hand, should be adequate to meet its cash requirements for the foreseeable future.
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
      USA Mobility believes that future fluctuations in its revenue and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors and creditors, which could reduce the value of USA Mobility’s common stock.
      (e) Goodwill and Other Intangible Assets — Goodwill of $151.8 million at March 31, 2005 resulted from the purchase accounting related to the Metrocall merger as previously discussed. The Company’s operations consists of one reporting unit to evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually. The Company has selected the fourth quarter to perform its annual impairment test. Other

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the three months ended March 31, 2004 and 2005 was zero and $7.1 million, respectively.
      Amortizable intangible assets are comprised of the following at March 31, 2005 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(13,403)	$55,190
Purchased Federal Communications Commission licenses	5	3,750	(2,242)	1,508
Deferred financing costs	2	3,459	(2,472)	987
Other	1	2,160	(808)	1,352

		$77,962	$(18,925)	$59,037

      (f) Long-term Debt — On November 16, 2004, Metrocall and Arch as Borrowers, along with USA Mobility and its bank lenders, entered into a credit agreement (the “credit agreement”) to borrow $140.0 million. Under the credit agreement, the Company may designate all or any portion of the borrowings outstanding at either a floating base rate or a Eurodollar rate advance with an applicable margin of 1.50% for base rate advances and 2.50% for Eurodollar advances. The cash proceeds under the credit agreement were used by USA Mobility to fund a portion of the cash consideration paid to Metrocall shareholders in accordance with the merger agreement. The borrowings are secured by substantially all of the assets of USA Mobility. During the first quarter of 2005, the Company made a mandatory principal payment of $10 million and optional prepayments of $28.5 million, reducing the outstanding principal balance to $56.5 million as of March 31, 2005, which approximated its fair value. Subsequent to March 31, 2005, the Company made a voluntary principal repayment of $15.0 million.
      (g) Accounts Payable and Other Accrued Liabilities — Accounts payable and other accrued liabilities consist of the following (dollars in thousands):

	December 31, 2004	March 31, 2005

Accounts payable	$6,010	$4,812
Accrued compensation and benefits	17,792	13,393
Accrued network costs	8,956	9,608
Accrued property and sales taxes	27,862	25,949
Accrued restructuring charges	4,974	1,433
Accrued other	10,826	14,846

Total accounts payable and other accrued liabilities	$76,420	$70,041

      Accrued property and sales taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.
      (h) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	General — At December 31, 2004 and March 31, 2005, there were 26,827,071 and 26,849,351 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at March 31, 2005, there were 277,303 shares of common stock reserved for issuance from time to time as general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding share balance.

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,

	2004	2005

Net income	$4,857	$1,292

Weighted average shares of common stock outstanding	20,000,000	27,108,034
Dilutive effect of:
Options to purchase common stock	78,213	208,321

Weighted average shares of common stock and common stock equivalents	20,078,213	27,316,355

Earnings per share:
Basic	$0.24	$0.05

Diluted	$0.24	$0.05

      (i) Revenue Recognition — Revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (EITF No. 00-21), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue. Accordingly, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.
      Our customers may subscribe to one-way or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (j) Stock Based Compensation — Compensation expense associated with options is being recognized in accordance with the fair value provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), over the options’ vesting period. For reporting purposes, pursuant to Staff Accounting Bulletin 107, Share-Based Payment, (“SAB 107”), when an entity has both cash and stock based compensation, disclosure of the amount of stock based compensation expense that would be included in cash compensation-based financial categories must be disclosed. As a result, the following table reflects the allocation of $688,000 and $1.4 million in stock based compensation for the three months ended March 31, 2004 and 2005, respectively (dollars in thousands).

	Three Months Ended
	March 31,

	2004	2005

Service, rental and maintenance expense	$39	$98
Selling and marketing expense	—	70
General and administrative expense	649	1,243

Total stock based compensation	$688	$1,411

      (k) Restructuring Charges — In the three-month period ended March 31, 2004 and 2005, USA Mobility recorded restructuring charges of $3.0 million and zero, respectively, related to certain lease agreements for transmitter locations. The terms of these agreements, required minimum payments for a designated number of transmitter locations. However, USA Mobility determined in 2004 that the designated number of transmitter locations was in excess of its current and anticipated needs. At March 31, 2005, the balance of the restructuring liability was as follows (dollars in thousands):

				Remaining
	Balance at	Restructuring		Liability at
	December 31, 2004	Charge in 2005	Cash Paid	March 31, 2005

Lease obligation costs	$3,463	$—	$2,078	$1,385
Severance	1,511	—	1,463	48

Total accrued restructuring charges	$4,974	$—	$3,541	$1,433

The remaining obligation associated with these agreements is expected to be paid during second quarter of 2005.
      (l) Settlement Agreements — During the three months ended March 31,2005, the Company reached a settlement agreement with a vendor for roaming credits held by USA Mobility. The Company recorded a $1.5 million reduction to service, rental and maintenance expenses for this cash consideration. The Company will also utilize additional benefits of $0.5 million over the next 58 months as USA Mobility customers incur roaming charges on the vendor’s network.
On November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/ Endispute arbitration forum in Boston, Massachusetts asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective executive employment agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million. The Company recorded this settlement as an increase to general and administrative expenses for the three months ended March 31, 2005.
      (m) Income Taxes — USA Mobility accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against net deferred tax assets if, based on available evidence, it is more likely than not that the deferred tax assets would not be realized.
      USA Mobility evaluates the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that all of USA Mobility’s net deferred assets will be realized in future periods. Management continues to believe no further valuation allowance is required.
The effective income tax rate is expected to continue to differ from the statutory federal tax rate of 35%, primarily due to the effect of state income taxes.
      (n) Related Party Transactions — Two of our directors, effective November 16, 2004, also serve as directors for entities that lease transmission tower sites to us. During the three months ended March 31, 2005, the Company paid $4.9 million and $0.8 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions we make on matters relating to the relevant vendor.
      (o) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.
      (p) New Accounting Pronouncements — In December 2004 the Financial Accounting Standards Board (“FASB”) issued a revision of Statement No. 123, Accounting for Stock Based Compensation (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      The SEC adopted a rule that defers the effective date of SFAS 123R until the beginning of the first fiscal year beginning after June 15, 2005. The Company has elected to postpone adoption of SFAS 123R until 2006. Management does not expect FAS 123R to materially effect the reported results of operations, cash flows or financial position of the Company.
      In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies the application of certain aspects of SFAS 143, Asset Retirement Obligations. Management does not expect the adoption of FIN 47 to materially affect the cash flows or financial position of the Company.
      (q) Commitments and Contingencies — USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. Each action was brought by a Metrocall shareholder on his own behalf and purportedly on behalf of all public shareholders of Metrocall’s common stock, excluding the defendants and their affiliates and associates. Each complaint alleges, among other things, that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
connection with the proposed merger between Arch and Metrocall and that USA Mobility and Arch aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. The complaints seek compensatory relief as well as an injunction to prevent consummation of the merger. USA Mobility believes the allegations made in the complaints are without merit. However, given the uncertainties and expense of litigation, the Company and the other defendants have entered into a settlement agreement with the plaintiffs. The proposed settlement, which must be approved by the court, required, among other things, Arch and Metrocall to issue a supplement to the joint proxy/prospectus (which was first mailed to Metrocall and Arch shareholders on October 22, 2004) and to announce their respective operating results for the three months ended September 30, 2004 in advance of the shareholder meetings that occurred on November 8, 2004. Plaintiffs’ counsel of record in the actions will apply to the Court for an award of attorneys’ fees and expenses not to exceed $275,000, and defendants have agreed to not oppose such application. Metrocall, Arch and USA Mobility have agreed to bear the costs of providing any notice to Metrocall stockholders regarding the proposed settlement. A settlement hearing has been scheduled for May 18, 2005.
      USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effects on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Risk Factors Affecting Future Operating Results” section of the Management’s Discussion and Analysis.
Overview
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and “Risk Factors Affecting Future Operating Results,” which describe key risks associated with our operations and industry and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004: “Overview,” “Results of Operations,” “Liquidity and Capital Resources,” “Inflation” and “Application of Critical Accounting Policies.”
      USA Mobility is a holding company that was formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”) which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2004 and the acquired operations of Metrocall from November 16, 2004. Accordingly, the income statement reflects increases in revenues and costs due to the inclusion of Metrocall during the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004, which included the results of Arch only.

Integration
      We continue to believe that the combination of Arch and Metrocall provides us with the potential to generate stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially. During the first quarter of 2005, our integration and cost reduction efforts focused on:
      Technical Infrastructure and Network Operations — We have begun the process to deconstruct one of our two-way networks. That process is expected to continue throughout the remainder of 2005 and into first quarter 2006. We are also focused on consolidating our one-way networks. That consolidation also continued in the first quarter and will be an ongoing process as we attempt to match our network capacity to the requirements of our customers.

      Selling and Marketing — We have started the process to eliminate redundant and unnecessary sales offices to match the staff reductions that were taken in the fourth quarter of 2004.
      Billing System Consolidation — We continued the efforts to convert the Metrocall stand alone billing system into the Arch billing system. We continue to believe that this conversion will occur in the third quarter of 2005.
      Inventory Fulfillment — We continued our efforts to consolidate our remaining three distribution centers to two distribution centers by the end of 2005.
      Back-office Operations — We expect to consolidate our five customer service operations throughout 2005 although completion of this process is not expected until early 2006. Other administrative and support functions such as accounting, finance, human resources, credit and collections, information technology and other overhead functions are being consolidated throughout 2005.

Sales and Marketing
      We market and distribute our services through a direct sales force and a small indirect sales force.
      Direct. Our direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. We intend to continue to market to commercial enterprises utilizing our direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of March 31, 2005, our sales personnel were located in approximately 141 offices in 35 states throughout the United States. In addition, we maintain several corporate sales groups focused on national business accounts; local, state and Federal government accounts; advanced wireless services; systems sales applications; telemetry and other product offerings.
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
      The following table sets forth units in service associated with our channels of distribution:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2004(a)		2004(b)		2005(c)

	Units	%	Units	%	Units	%

	(Units in thousands)
Direct	3,516	84%	5,003	81%	4,790	82%
Indirect	662	16	1,199	19	1,068	18

Total	4,178	100%	6,202	100%	5,858	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch, and Metrocall’s additional units of 2,744,000 acquired on November 16, 2004.

(c)	Includes units in service of Arch and Metrocall.
      Our customers may subscribe to one-way or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.
      A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Local coverage generally allows the subscriber to receive messages within a small geographic area, such as a city. Regional coverage allows a subscriber to receive messages in a larger area, which may include a large portion of a state or sometimes groups of states. Nationwide coverage allows a subscriber to receive messages in major markets throughout the United States. The monthly fee generally increases with coverage area. Two-way messaging is generally offered on a nationwide basis.
      The following table summarizes the breakdown of our one and two-way units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2004(a)		2004(b)		2005(b)

	Units	%	Units	%	Units	%

	(Units in thousands)
One-way messaging	3,901	93%	5,673	91%	5,357	91%
Two-way messaging	277	7	529	9	501	9

Total	4,178	100%	6,202	100%	5,858	100%

(a)	Includes one and two-way messaging units in service of Arch.

(b)	Includes one and two-way messaging units in service of Arch and Metrocall.
      We provide wireless messaging services to subscribers for a monthly fee, as described above. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from the Company or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks.
      The following table summarizes the number of units in service owned by us, our subscribers and our indirect customers at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2004(a)		2004(b)		2005(b)

	Units	%	Units	%	Units	%

	(Units in thousands)
Owned and leased	3,186	76%	4,755	77%	4,565	78%
Owned by subscribers	330	8	248	4	225	4
Owned by indirect customers or their subscribers	662	16	1,199	19	1,068	18

Total	4,178	100%	6,202	100%	5,858	100%

(a)	Includes units in service of Arch.

(b)	Includes units in service of Arch and Metrocall.
      We derive the majority of our revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally driven by the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to beginning units in service for the same period, called the disconnect rate, is an indicator of our success retaining subscribers which is important in order to maintain recurring revenues and to control operating expenses.

      The following table sets forth our gross placements and disconnects for the periods stated.

	Three Months Ended

	March 31, 2004(a)		December 31, 2004(b)		March 31, 2005

	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects

	(Units in thousands)
Direct	119	277	168	380	166	379
Indirect	35	136	106	208	114	245

Total	154	413	274	588	280	624

(a)	Includes gross placements and disconnects of Arch only.

(b)	Includes gross placements and disconnects of Arch for the three months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.
      The demand for one-way and two-way messaging services declined during the three months ended March 31, 2005, and we believe demand will continue to decline for the foreseeable future.
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

	Three Months Ended

	March 31,	December 31,	March 31,
	2004(a)	2004(b)	2005

Direct	$10.35	$9.89	$9.72
Indirect	$3.69	$4.15	$4.06
Consolidated	$9.25	$8.90	$8.66

(a)	Includes average revenue per unit for Arch only.

(b)	Includes average revenue per unit for Arch for the three months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.
      While average revenue per unit for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate that we add new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues have increased year over year due to the Metrocall merger, but we expect future sequential quarterly revenues to decline. The decrease in our consolidated average revenue per unit for the quarter ended March 31, 2005 from the quarters ended March 31, 2004 and December 31, 2004, was due primarily to the change in mix in customers. The decrease in average revenue per unit in our direct distribution channel is the most significant indicator of rate-related changes in our revenues. We expect average revenue per unit for our direct units in service will continue to decline in future periods.
      Our revenues were $123.7 million and $165.7 million for the quarters ended March 31, 2004 and 2005, respectively. The revenues for the three months ended March 31, 2005 includes $68.9 million related to Metrocall operations. The 2004 revenues include historical information for Arch only. Certain of our operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of our networks and the provision of messaging services and consist largely of telecommunications charges to deliver messages over our networks, lease payments for transmitter locations and payroll expenses for our engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with our direct and indirect sales forces. This classification consists primarily of salaries, commissions, and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.
      We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed on a functional expense basis. In the period ended March 31, 2005, we incurred approximately 74% of our operating expenses in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telecommunications expenses.
      Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. We review the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize physical locations.
      Lease payments for transmitter locations are largely dependent on our messaging networks. We operate local, regional and nationwide one-way and two two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations, which we refer to as network rationalization. In 2004, we removed 1,040 transmitters from various networks. We intend to remove approximately 14% of our 18,500 transmitters in 2005 in conjunction with our integration activities, but the specific sites have not yet been identified.
      Telecommunications expenses are incurred to interconnect our messaging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunications expense to vary regardless of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunications expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which we operate.
      The total of our cost of products sold, service, rental and maintenance, selling and marketing, and general and administrative expenses was $82.4 million and $121.9 million for the three months ended March 31, 2004 and 2005, respectively. For the three months ended March 31, 2005, approximately $53.1 million of these expenses were related to Metrocall operations. Since we believe the demand for and our revenues from one- and two-way messaging will decline in future quarters, expense reductions will be necessary in order for us to mitigate the financial impact of such revenue declines. However, there can be no assurance that the Company will be able to maintain margins or generate net cash.
Results of Operations
      As previously discussed, Arch and Metrocall merged on November 16, 2004. The results of operations and cash flows discussed below for 2004 include the operating results and cash flows of Arch only for the three months ended March 31, 2004, while the 2005 period includes the operating results of Arch and Metrocall. Accordingly, the apparent growth in operations is due to the acquisition. The combined Company has experienced, and expects to continue to experience, decreases in revenue for the foreseeable future.

Comparison of the Results of Operations for the Three Months Ended March 31, 2004 and 2005

	Three Months Ended March 31,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Revenues:
Service, rental and maintenance	$119,546	96.7%	$159,150	96.1%	$39,604	33.1%
Product sales	4,113	3.3	6,527	3.9	2,414	58.7
Selected operating expenses:
Cost of products sold	938	0.8	1,279	0.8	341	36.4
Service, rental and maintenance	39,362	31.8	56,973	34.4	17,611	44.7
Selling and marketing	9,120	7.4	10,470	6.3	1,350	14.8
General and administrative	32,941	26.6	53,140	32.1	20,199	61.3
Revenues
      Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist largely of revenues associated with the sale of devices and charges for leased devices that are not returned. The increase in revenues in each revenue type is the result of including revenues of Metrocall during 2005 as compared to Arch only during 2004. The combined Company has experienced, and expects to continue to experience, revenue declines for the foreseeable future.

	Three Months Ended
	March 31,

	2004	2005

	(Dollars in thousands)
Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$89,405	$113,300
Two-way messaging	21,950	29,481

	$111,355	$142,781

Indirect:
One-way messaging	$7,359	$11,261
Two-way messaging	532	2,546

	$7,891	$13,807

Total Paging:
One-way messaging	$96,764	$124,561
Two-way messaging	22,482	32,027

	$119,246	$156,588
Non-Paging revenue	300	2,562

Total service, rental and maintenance revenues	$119,546	$159,150

      The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2004 and 2005 and the change in revenue associated with differences in the number of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Revenues

	As of March 31,			Three Months Ended March 31,			Change Due to:

	2004	2005	Change	2004(a)	2005(a)	Change	ARPU	Units

	(Units in thousands)			(Dollars in thousands)
One-way messaging	3,901	5,357	1,456	$97,064	$127,123	$30,059	$(4,110)	$34,169
Two-way messaging	277	501	224	22,482	32,027	9,545	(2,370)	11,915

Total	4,178	5,858	1,680	$119,546	$159,150	$39,604	$(6,480)	$46,084

(a) One-way messaging amounts shown include non-paging revenues.
      Units in service as of March 31, 2005 include 2.5 million units from our merger with Metrocall. Excluding the Metrocall units, our units in service would have been 3.4 million or a 19% decline from March 31, 2004.
      As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it may continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers.
Operating Expenses
      Cost of Products Sold. Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The $0.3 million increase for the three months ended March 31, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.
      Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended March 31,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Lease payments for transmitter locations	$20,614	16.7%	$33,041	19.9%	$12,427	60.3%
Telecommunications related expenses	6,921	5.6	10,286	6.2	3,365	48.6
Payroll and related expenses	7,032	5.7	9,240	5.6	2,208	31.4
Other	4,795	3.9	4,406	2.7	(389)	(8.1)

Total	$39,362	31.9%	$56,973	34.4%	$17,611	44.7%

      As illustrated in the table above, service, rental and maintenance expenses increased $17.6 million or 44.7% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.
      Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $12.4 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network

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

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $3.4 million resulting from the Metrocall merger, net of $1.5 million benefit that was recorded as a reduction to telecommunications expense due to a settlement of a roaming agreement. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $2.2 million, primarily due to an increase in employees resulting from the Metrocall merger.

      Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $1.3 million or 14.2% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the Metrocall merger.
      General and Administrative. General and administrative expenses consist of the following significant items:

	Three Months Ended March 31,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(dollars in thousands)
Payroll and related expenses	$14,440	11.7%	$18,644	11.3%	$4,204	29.1
Severance	1,824	1.4	4,628	2.8	2,804	153.7
Bad debt	519	0.4	1,527	0.9	1,008	194.2
Facility expenses	3,624	2.9	6,234	3.8	2,610	72.0
Telecommunications	1,612	1.3	2,898	1.7	1,286	79.8
Outside services	2,835	2.3	6,768	4.1	3,933	138.7
Taxes and permits	3,199	2.6	5,139	3.1	1,940	60.6
Other	4,888	4.0	7,302	4.4	2,414	49.4

Total	$32,941	26.6%	$53,140	32.1%	$20,199	61.3%

      As illustrated in the table above, general and administrative expenses increased $20.2 million from the period ended March 31, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate staffing reductions over the next several quarters in conjunction with the merger integration as we consolidate billing systems, customer service, and other back-office functions.

•	Severance — The increase in severance is primarily due to a settlement agreement of $4.3 million with three former Arch executives.

•	Bad debt — The increase in bad debt expenses reflected an increase of $1.0 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees.

•	Taxes and Permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits consists of an increase from the inclusion of Metrocall operations of $2.9 million, offset by a reduction in taxes payable by Arch of $0.9 million. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices ($1.9 million), repairs and maintenance associated with computer hardware and software ($1.7 million), and insurance ($1.2 million).
      Depreciation and Amortization. Depreciation and amortization expenses increased to $38.5 million for the period ended March 31, 2005 from $26.3 million for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $162.9 million, partially offset by a decrease of $7.2 million related to Arch operations.
      Stock Based Compensation. Stock based compensation consists primarily of amortization of compensation expense associated with common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation increased to $1.4 million for the period ended March 31, 2005 from $0.7 million for the same period in 2004 due to the conversion of Metrocall’s options into options of USA Mobility.
      Interest Expense. Interest expense decreased to $1.4 million for the period ended March 31, 2005 from $3.4 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $1.4 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement.
      Income Tax Expense. For the period ended March 31, 2005, we recognized a $1.1 million income tax provision based on an effective annual tax rate of approximately 41% and other first-quarter adjustments. The provision for the three months ended March 31, 2004 was $3.3 million recorded at an effective tax rate of approximately 40%. The decrease in the provision for the current year was primarily due to lower income before income tax expense due to the factors outlined above. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities.
Liquidity and Capital Resources

Overview
      Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the $37.1 million of cash on hand at March 31, 2005, should be adequate to meet our anticipated cash requirements for the foreseeable future.
      In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenditures, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

      Our net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows:
CASH FLOWS

	Three Months Ended
	March 31,
			Increase/
	2004	2005	(Decrease)

	(Dollars in thousands)
Net cash provided by operating activities	$24,520	$31,079	$6,559
Net cash used in investing activities	(4,895)	(2,437)	2,458
Net cash used in financing activities	(20,000)	(38,526)	(18,526)
      Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the significant cash receipt and expenditure components of our cash flows from operating activities for the periods indicated and sets forth the change between the indicated periods (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/
	2004	2005	(Decrease)

Cash received from customers	$127,325	$167,724	$40,399
Cash paid for —
Payroll and related expenses	39,773	45,482	5,709
Lease payments for tower locations	23,623	34,317	10,694
Telecommunications expenses	9,168	12,975	3,807
Interest expense	1,903	1,367	(536)
Other operating expenses	28,338	42,504	14,166
      Net cash provided by operating activities for the three months ended March 31, 2005 increased $6.6 million from the same period in 2004 due primarily to the following:

•	Cash received from customers increased $40.4 million in 2005 compared to the same period in 2004. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due primarily to revenue increases of $42 million, as discussed earlier, and a change in accounts receivable, $3.7 million in 2005 compared to $5.7 million in 2004. The change in accounts receivable was due to higher billings resulting from more units in service and higher revenue, which were a result of the merger.

•	Cash payments for payroll and related expenses increased $5.7 million due primarily to higher payroll expenses of $7.3 million, as discussed above, partially offset by $5.4 million of lower accruals for incentives and other payroll amounts and higher severance payments of $3.8 million.

•	Lease payments for tower locations increased $10.7 million. This increase was due primarily to payments for a greater number of tower locations resulting from the merger with Metrocall.

•	Cash used for telecommunications related expenditures increased $3.8 million in 2005 compared to the same period in 2004. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the three months ended March 31, 2005 compared to the same period in 2004 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger. Prior to December 31, 2004, we repaid $45.0 million of principal and subsequent to December 31, 2004 and through March 31, 2005 we repaid $38.5 million of principal. We anticipate repaying the remaining balance of the long-term debt by the end of 2005.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to increased balances of prepaid expenses and other current assets, and higher payments for outside services of $4.0 million and taxes and permits of $1.9 million.

      Net Cash Used In Investing Activities. Net cash used in investing activities in 2005 decreased $2.4 million from the same period in 2004 due primarily to lower capital expenditures. The merger of the two companies provided additional messaging devices allowing for reduced capital expenditures. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2005 consisted primarily of the purchase of messaging devices and expenditures related to transmission and information systems and other equipment, offset by the net proceeds from the sale of other assets. The amount of capital we require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of our strategy to integrate and consolidate our networks. We anticipate our total capital expenditures for 2005 to be between $12.0 and $15.0 million.
      Net Cash Used In Financing Activities. Net cash used in financing activities in 2005 increased $18.5 million from the same period in 2004. In November 2004 as discussed below, we borrowed $140.0 million to primarily fund the cash consideration related to the Metrocall merger. Our use of cash in 2005 related primarily to principal repayments of those borrowings. In 2004, we used $20.0 million of net cash provided by operating activities to redeem Arch’s 12% notes.
      Borrowings. At December 31, 2004, we had aggregate principal amount of borrowings outstanding under our credit agreement of $95.0 million. During the three months ended March 31, 2005, we made additional optional principal prepayments of $28.5 million and a mandatory principal prepayment of $10.0 million, reducing the outstanding principal amount to $56.5 million as of March 31, 2005. The following table describes our principal borrowings at March 31, 2005 and associated debt service requirements.

Value	Interest	Maturity Date

$56.5 million	London InterBank Offered Rate plus 250 basis points	November 16, 2006
      Subsequent to March 31, 2005 and through May 9, 2005, we made a voluntary principal repayment of $15.0 million, reducing outstanding borrowings to $41.5 million. We expect to make additional repayments of debt during the second quarter 2005 including, but not limited to, a mandatory principal prepayment of approximately $6.0 million due in May 2005. We were in compliance with our financial covenants at March 31, 2005.
Commitments and Contingencies
      Operating Leases. USA Mobility has operating leases for office and transmitter locations with lease terms ranging from one month to approximately eighteen years. (Total rent expense under operating leases for the three-month period ending March 31, 2005 approximated $37.6 million.)
      Other Commitments. We have a commitment to fund annual cash flow deficits, if any, of GTES, LLC (“GTES”), a company in which we have a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through March 31, 2005.
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

      Contingencies. USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effects on its financial position or results of operations.
Related Party Transactions
      Two of our directors, effective November 16, 2004, also serve as directors for entities that lease transmission tower sites to us. During the three months ended March 31, 2005, the Company paid $4.9 million and $0.8 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions we make on matters relating to the relevant vendor.
Application of Critical Accounting Policies
      The preceding discussions and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, restructuring liabilities and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
Risk Factors Affecting Future Operating Results
      The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

The rate of revenue erosion may not improve, or may deteriorate.
      We continue to face intense competition for subscribers due to technological competition from the mobile phone and PDA service providers as they continue to lower device prices while adding functionality. A key factor in our ability to be profitable and produce net cash flow from monthly subscription fees and operations is realizing improvement in the rate of revenue erosion from historical levels. If no improvement is realized it may have a material adverse effect on our ability to be profitable and produce positive cash flow. We are dependent on net cash provided by operations as our principal source of liquidity. If our revenue continues to decline at the same or at an accelerated rate compared to the decline that we experienced on a pro forma basis assuming the Metrocall merger occurred at the beginning of 2004, it could outpace our ability to reduce costs, and adversely affect our ability to produce positive net cash flow from operations.

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

We may be unable to find vendors willing to supply us with two-way paging equipment based on future demands.
      We purchase one and two-way paging equipment from third party vendors. This equipment is sold or leased to our customers in order to provide our wireless messaging services. The reduction in industry demand for two-way paging equipment has caused various suppliers to cease manufacturing this equipment. We believe that our existing vendor relationships, our current on-hand inventories of two-way paging equipment and our repair and maintenance programs will ensure an adequate supply of two-way paging equipment for the next two years; however, we are unable to predict if the existing third party vendors will continue to supply two-way paging equipment. A lack of two-way paging equipment could impact our ability to provide certain wireless messaging services and could materially adversely affect our cash flows, results of operations, and ultimately, the value of our common stock.

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
      We believe, that as of March 31, 2005, we have undergone a cumulative change in ownership of approximately 40%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 40% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock and certain other transactions affecting the direct or indirect ownership of stock.
      There are transfer restrictions available to us in our Amended and Restated Certificate of Incorporation which permit us to generally restrict transfers by or to any 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock. We intend to enforce these restrictions in order to preserve our consolidated tax assets, and such enforcement by us may result in less liquidity for our common stock and/or depress the market price for our shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      At March 31, 2005, our debt financing consisted primarily of amounts outstanding under our credit facility.
Senior Secured Debt, Variable Rate Debt:
      The borrowings outstanding under our credit facility are collateralized by substantially all of our assets. The credit facility debt is closely held by a group of lenders. Borrowings under our credit facility are sensitive to changes in interest rates. Given the existing level of debt of $56.5 million, as of March 31, 2005, a 1/2% change in the weighted-average interest rate would have an interest impact of approximately $24,000 each month.

		Weighted-Average Cash
Principal Balance	Fair Value	Interest Rate	Scheduled Maturity

$56.5 million	$56.5 million	5.0%	November 2006

ITEM 4.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed the evaluation, except as noted below.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we converted the Arch payroll system into the Metrocall payroll system. During the first quarter of 2005 we also converted the Metrocall telecommunications cost management system to the Arch system. We expect to make other changes in internal controls over financial reporting.
      We will be converting the Arch site and office rent management system to the site and office rent management system of our Metrocall subsidiary in the third quarter of 2005. We will also be converting the Metrocall stand-alone billing system to the Arch billing system in the third quarter of 2005.
      The internal control over financial reporting at our recently acquired Metrocall subsidiary was excluded from the annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Outside of this assessment, management identified control deficiencies related to the financial reporting process at our Metrocall subsidiary. These deficiencies included the accounting for complex, non-routine transactions, the period-end financial closing process and the recording, billing, collection and payment of certain transactional taxes and similar fees owed to state and local jurisdictions. The accounting function at our Metrocall subsidiary did not have adequate staffing and resources to effectively communicate with operational personnel, properly account for complex non-routine transactions occurring at that subsidiary in accordance with generally accepted accounting principles and effectively mitigate other deficiencies in our business processes and information systems at that subsidiary. We not believe that these control deficiencies resulted in a material weakness in our internal control over financial reporting because we had adequate transitional controls at the corporate level that effectively compensated for these deficiencies.
      A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with our efforts to integrate Metrocall into our operations and in order to remediate the above control deficiencies at our Metrocall subsidiary, the following is the current status of our actions through the first quarter.
      (1) With respect to staffing we have:

a. Hired a director of financial reporting who is responsible for reviewing generally accepted accounting principles to ensure compliance with generally accepted accounting principles;

b. Engaged an outside search firm to assist in finding the required talent to meet our staffing requirements. The Company expects to fill these positions by the end of the year; and

c. Engaged outside consultants to supplement our existing staff until full time staff can be hired. These consultants will also provide expertise in determining the appropriate accounting for transactions that arise.
      (2) With respect to the financial closing and reporting processes and controls in order to enhance the effectiveness of communications among our accounting staff and operations management, we have:

a. Assigned finance support staff to monitor and review transaction activity for site and office rents and telecommunications costs; and

b. Established procedures for the review of specified sales contracts to ensure proper revenue recognition.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      As previously disclosed, on November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/ Endispute arbitration forum in Boston, Massachusetts, asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective Executive Employment Agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million.
      USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. Each action was brought by a Metrocall shareholder on his own behalf and purportedly on behalf of all public shareholders of Metrocall’s common stock, excluding the defendants and their affiliates and associates. Each complaint alleges, among other things, that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger between Arch and Metrocall and that USA Mobility and Arch aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. The complaints seek compensatory relief as well as an injunction to prevent consummation of the merger. USA Mobility believes the allegations made in the complaints are without merit. However, given the uncertainties and expense of litigation, we and the other defendants have entered into a settlement agreement with the plaintiffs. The proposed settlement, which must be approved by the court, required, among other things, Arch and Metrocall to issue a supplement to the joint proxy/prospectus (which was first mailed to Metrocall and Arch shareholders on October 22, 2004) and to announce their respective operating results for the three months ended September 30, 2004 in advance of the shareholder meetings that occurred on November 8, 2004. Plaintiffs’ counsel of record in the actions will apply to the Court for an award of attorneys’ fees and expenses not to exceed $275,000, and defendants have agreed to not oppose such application. Metrocall, Arch and USA Mobility have agreed to bear the costs of providing any notice to Metrocall stockholders regarding the proposed settlement. A settlement hearing has been scheduled for May 18, 2005.
      USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. We believe that our pending lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows.
Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/ Thomas L. Schilling

Thomas L. Schilling
Chief Financial Officer
Dated: May 10, 2005

EXHIBIT INDEX

Exhibit No.		Description

31	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005

31	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005

32	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005

32	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2005

*	Filed herewith