Form 10-Q
period 2005-06-30
USA Mobility, Inc
filed 2005-08-09
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,164,930 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of August 5, 2005.

USA MOBILITY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
USA MOBILITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005

	(In thousands)
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,995	$42,643
Accounts receivable, net	37,750	35,545
Prepaid rent, expenses and other	15,460	13,504
Deferred income tax assets	26,906	28,088

Total current assets	$127,111	$119,780
Property and equipment, net	216,508	163,771
Goodwill	151,791	152,250
Intangible assets, net	67,129	52,004
Deferred income tax assets	225,253	223,682
Other assets	5,517	5,010

TOTAL ASSETS	$793,309	$716,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,558	$17,681
Accounts payable and other accrued liabilities	76,420	74,772
Customer deposits	4,316	3,606
Deferred revenue	23,623	20,921

Total current liabilities	$151,917	$116,980
Long-term debt, less current maturities	47,500	8,833
Other long-term liabilities	10,555	5,233

TOTAL LIABILITIES	$209,972	$131,046

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	554,946	558,417
Retained earnings	28,388	27,031

TOTAL STOCKHOLDERS’ EQUITY	583,337	585,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$793,309	$716,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

	(In thousands, except share and per share amounts)
	(Unaudited)
Revenue:
Service, rental and maintenance, net of service credits	$111,174	$151,483	$230,720	$310,633
Product sales	4,623	6,054	8,736	12,581

Total revenue	115,797	157,537	239,456	323,214

Operating expenses:
Cost of products sold (exclusive of depreciation and amortization shown separately below)	856	929	1,794	2,208
Service, rental and maintenance (exclusive of depreciation, amortization, stock based compensation, severance and related costs shown separately below)	36,988	56,429	75,976	113,078
Selling and marketing (exclusive of depreciation, amortization, stock based compensation, severance and related costs shown separately below)	8,757	11,156	17,825	21,558
General and administrative (exclusive of depreciation, amortization, stock based compensation, severance and related costs shown separately below)	28,968	47,624	60,085	96,136
Depreciation and amortization	31,071	32,890	57,380	71,425
Stock based compensation	2,054	668	4,321	2,079
Severance and related costs	456	9,442	4,145	14,462

Total operating expenses	109,150	159,138	221,526	320,946

Operating income (loss)	6,647	(1,601)	17,930	2,268
Interest expense, net	(1,700)	(499)	(5,029)	(1,712)
Loss on extinguishment of long-term debt	—	(432)	—	(1,026)
Other income (expense)	177	(73)	345	219

Income (loss) before income tax expense	5,124	(2,605)	13,246	(251)
Income tax expense	(2,060)	(44)	(5,325)	(1,106)

Net income (loss)	$3,064	$(2,649)	$7,921	$(1,357)

Basic net income (loss) per common share	$0.15	$(0.10)	$0.40	$(0.05)

Diluted net income (loss) per common share	$0.15	$(0.10)	$0.39	$(0.05)

Basic weighted average common shares outstanding	19,965,076	27,226,076	19,982,635	27,167,381

Diluted weighted average common shares outstanding	20,109,191	27,404,543	20,093,617	27,393,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2005

	(Unaudited and in
	thousands)
Cash flows from operating activities:
Net income (loss)	$7,921	$(1,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,380	71,425
Amortization of deferred financing costs	—	630
Amortization of stock based compensation	1,448	2,079
Deferred income tax expense	5,325	389
Loss on extinguishment of long-term debt	—	1,026
Gain on disposals of property and equipment	(230)	(32)
Provisions for doubtful accounts, service credits and other	4,268	11,328
Changes in assets and liabilities:
Accounts receivable	1,395	(9,304)
Prepaid expenses and other	(129)	2,018
Intangibles and other long-term assets	—	1,346
Accounts payable and accrued expenses	(18,711)	(1,650)
Customer deposits and deferred revenue	(4,161)	(3,412)
Other long-term liabilities	2,801	(5,322)

Net cash provided by operating activities	$57,307	$69,164

Cash flows from investing activities:
Purchases of property and equipment	(8,138)	(5,383)
Proceeds from disposals of property and equipment	1,618	176
Receipts from note receivable	110	181

Net cash used for investing activities	$(6,410)	$(5,026)

Cash flows from financing activities:
Repayment of long-term debt	(60,000)	(68,544)
Proceeds from exercise of options	—	54
Purchase of treasury shares	(3,112)	—

Net cash used for financing activities	$(63,112)	$(68,490)

Net decrease in cash and cash equivalents	$(12,215)	$(4,352)
Cash and cash equivalents, beginning of period	34,582	46,995

Cash and cash equivalents, end of period	$22,367	$42,643

Supplemental disclosure:
Interest paid	$6,690	$1,996

Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (a) Preparation of Interim Financial Statements — The consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial information included herein, other than the consolidated balance sheet as of December 31, 2004, has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals, which are necessary for a fair presentation of the results of all interim periods reported herein. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.
      (b) Merger of Arch and Metrocall — The merger of Arch Wireless, Inc., and subsidiaries (“Arch”) and Metrocall Holdings, Inc., and subsidiaries (“Metrocall”) occurred on November 16, 2004. Under the terms of the merger agreement, holders of 100% of the outstanding Arch common stock received one share of the Company’s common stock for each common share held of Arch. Holders of 2,000,000 shares of Metrocall common stock received cash consideration totaling $150 million and the remaining 7,236,868 shares of Metrocall’s common stock were each exchanged for 1.876 shares of USA Mobility common stock. Upon consummation of the merger exchange, former Arch and Metrocall common shareholders held approximately 72.5% and 27.5%, respectively, of USA Mobility’s common stock on a fully diluted basis.
      The merger was accounted for using the purchase method of accounting. Arch was the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities. The results of operations of Metrocall have been included in the USA Mobility results from November 16, 2004, therefore, the results presented for the three and six months ended June 30, 2004 do not include results associated with Metrocall.
      USA Mobility expects to achieve operating and other synergies through elimination of redundant overhead and duplicative network structures. Subsequent to the merger, the Company began an extensive review of all operating systems, the rationalization of the one-way and two-way messaging networks, and the composition of the sales force. The Company expects to continue its reviews through 2005 and beyond as it deconstructs networks and standardizes its systems. In this process, the Company expects to incur additional costs.
      The following unaudited pro forma summary presents the consolidated results of operations as if the merger had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation and amortization of acquired assets and interest expense on merger-related debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger been completed at the beginning of the period presented, or of results that may occur in the future.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended

	June 30, 2004	June 30, 2005

	(Proforma)
	(In thousands except
	per share amounts)
Revenues	$417,286	$323,214
Net income (loss)	26,180	(1,357)
Basic net income (loss) per common share	0.97	(0.05)
Diluted net income (loss) per common share	0.96	(0.05)
      (c) Business — USA Mobility is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants (“PDAs”) and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
      (d) Risks and Other Important Factors — Based on current and anticipated levels of operations, USA Mobility’s management believes the Company’s net cash provided by operating activities, together with cash on hand, should be adequate to meet its cash requirements for the foreseeable future.
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
      USA Mobility believes that future fluctuations in its revenue and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock.
      (e) Goodwill and Other Intangible Assets — Goodwill of $152.3 million at June 30, 2005 resulted from the purchase accounting related to the Metrocall merger as previously discussed. The Company’s operations consists of one reporting unit to evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually or when events or circumstances suggest a potential impairment may have occurred. The Company has selected the fourth quarter to perform its annual impairment test. Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the six months ended June 30, 2004 and 2005 was zero and $13.5 million, respectively.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortizable intangible assets are comprised of the following at June 30, 2005 (dollars in thousands):

		Gross
	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(19,216)	$49,377
Purchased Federal Communications Commission (“FCC”) licenses	5	3,750	(2,323)	1,427
Deferred financing costs	2	3,459	(3,074)	385
Other	1	2,160	(1,345)	815

		$77,962	$(25,958)	$52,004

      (f) Long-term Debt — On November 16, 2004, Metrocall and Arch as Borrowers, along with USA Mobility and its bank lenders, entered into a credit agreement (the “credit agreement”) to borrow $140.0 million. Under the credit agreement, the Company may designate all or any portion of the borrowings outstanding at either a floating base rate or a Eurodollar rate advance with an applicable margin of 1.50% for base rate advances and 2.50% for Eurodollar advances. The cash proceeds under the credit agreement were used by USA Mobility to fund a portion of the cash consideration paid to Metrocall shareholders in accordance with the merger agreement. The borrowings are secured by substantially all of the assets of USA Mobility. During the second quarter of 2005, the Company made a mandatory principal payment of $5.9 million and optional prepayments of $24.1 million, reducing the outstanding principal balance to $26.5 million as of June 30, 2005, which approximated its fair value. Subsequent to June 30, 2005, the Company made a voluntary principal repayment of $8.5 million.
      (g) Accounts Payable and Other Accrued Liabilities  — Accounts payable and other accrued liabilities consist of the following (dollars in thousands):

	December 31, 2004	June 30, 2005

Accounts payable	$6,010	$3,777
Accrued compensation and benefits	17,792	8,976
Accrued network costs	8,956	10,111
Accrued property and sales tax	27,862	28,033
Accrued severance	1,511	11,695
Accrued restructuring charges	3,463	—
Accrued other	10,826	12,180

Total accounts payable and other accrued liabilities	$76,420	$74,772

      Accrued property and sales taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions. A portion of this liability relates to contingencies identified at the merger of Arch and Metrocall and, accordingly, are considered preliminary in the purchase price allocation of the acquisition. As the Company obtains additional information to refine the estimate, including potential settlement discussions with taxing authorities, increases or decreases to the liability and goodwill could occur. The Company is required to complete its estimation process for these contingencies within one year of the acquisition.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (h) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	General — At December 31, 2004 and June 30, 2005, there were 26,827,071 and 27,164,930 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at June 30, 2005, there were 277,303 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding share balance.
        In connection with and prior to the merger, the Company established the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-employee members of its Board of Directors in the form of stock options, restricted stock, stock grants or units. Restricted shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.
        On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees. These outstanding restricted shares vest fully on January 1, 2008. The Company used the fair-value based method of accounting for the award and will ratably amortize the $2.8 million to expense over the vesting period.
        In lieu of cash payments for directors’ fees earned from the date of the merger on November 16, 2004, through March 31, 2005, two directors elected to receive a total of 1,530 unrestricted shares of the Company’s common stock during June 2005 based upon the fair market value of a share of common stock at the date of issuance.

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and restricted stock using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Net income (loss)	$3,064	$(2,649)	$7,921	$(1,357)

Weighted average shares of common stock outstanding	19,965,076	27,226,076	19,982,635	27,167,381
Dilutive effect of:
Options to purchase common stock and restricted stock	144,115	178,467	110,982	226,009
Weighted average shares of common stock and common stock equivalents	20,109,191	27,404,543	20,093,617	27,393,390

Earnings (loss) per share:
Basic	$0.15	$(0.10)	$0.40	$(0.05)

Diluted	$0.15	$(0.10)	$0.39	$(0.05)

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (i) Revenue Recognition — Revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue. Accordingly, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.
      Our customers may subscribe to one-way or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one-way or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.
      In June 2005, the Company announced an alliance with Advanced Metering Data Systems, LLC (“AMDS”) and Sensus Metering Systems to provide meter monitoring services over a narrow-band PCS network. The Company has agreed to sell one of its FCC licenses and to provide tower space and other custom network services to AMDS. Proceeds from these sales include a note receivable of $1.5 million and a royalty of 1% to 3% of net monitoring revenue derived from the use of the FCC license. Collectibility of the note receivable is not yet reasonably assured. The sale of this license is contingent upon regulatory approval which is expected in the third quarter of 2005. Accordingly, the Company has not recorded any amounts related to any of the elements of this transaction.
      (j) Stock Based Compensation — Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), over the instruments’ vesting period. Pursuant to Staff Accounting Bulletin 107, Share-Based Payment, (“SAB 107”), the following table reflects the classification of $4.3 million and $2.1 million in stock based compensation for the six months ended June 30, 2004 and 2005, respectively (dollars in thousands):

	Six Months Ended
	June 30,

	2004	2005

Service, rental and maintenance expense	$331	$154
Selling and marketing expense	20	123
General and administrative expense	3,970	1,802

Total stock based compensation	$4,321	$2,079

      (k) Severance Expenses — In the six months ended June 30, 2004 and 2005, USA Mobility recorded severance charges of $4.1 and $14.5 million, respectively. During the second quarter 2005, the Company announced a reorganization plan to adjust its management structure and consolidate three operating divisions of five regions into two operating divisions of six regions. Under this plan and in an effort to continue to

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
integrate operations of Arch and Metrocall, the Company will eliminate more than 400 additional positions through the end of 2005. As a result, as of June 30, 2005, the Company has $11.7 million accrued for postemployment benefits, including severance and health benefits, for the employees that were or will be terminated. In addition, a $4.3 million settlement agreement with three former Arch executives was paid during second quarter 2005.
      At June 30, 2005, the balance of the liability was as follows (dollars in thousands):

					Remaining
	Balance at				Liability at
	December 31, 2004	Charges in 2005	Reclassifications	Cash Paid	June 30, 2005

Lease obligation costs	$3,463	$—	$—	$(3,463)	$—
Severance costs	1,511	10,162	2,531	(2,509)	11,695
Litigation settlement costs	—	4,300	—	(4,300)	—

Total	$4,974	$14,462	$2,531	$(10,272)	$11,695

      Reclassifications represent reclassification of accrued liabilities for vacation and long-term incentives to be paid to severed employees.
      (l) Settlement Agreements — During the three months ended March 31, 2005, the Company reached a settlement agreement with a vendor for roaming credits held by USA Mobility and recorded a $1.5 million reduction to service, rental and maintenance expenses for this cash consideration. The Company will also utilize additional benefits of $0.5 million over the next 58 months as USA Mobility customers incur roaming charges on the vendor’s network.
      On November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/ Endispute arbitration forum in Boston, Massachusetts asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective executive employment agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million. The Company recorded this settlement as an increase to severance expenses for the six months ended June 30, 2005.
      (m) Income Taxes — USA Mobility accounts for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against net deferred income tax assets if, based on available evidence, it is more likely than not that the deferred income tax assets would not be realized.
      USA Mobility evaluates the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods. Management continues to believe no further valuation allowance is required.
      The evaluation of the recoverability of the deferred income tax assets is based on historical evidence of profitability since emerging from bankruptcy and the Company’s projections of increased profitability as a result of anticipated cost synergies made available through the November 2004 merger. To the extent that these anticipated synergies are not realized, or the Company is unable to generate sufficient revenue and projections of future revenue are adjusted downward, a partial, or full, valuation allowance of these assets may be required.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (n) Related Party Transactions — Two of our directors, effective November 16, 2004, also serve as directors for entities from which the Company leases transmission tower sites. During the six months ended June 30, 2005, the Company paid $13.5 million and $1.7 million, respectively, to these landlords as rent expenses. Each director has recused himself from any discussions or decisions made on matters relating to the relevant vendor.
      (o) Segment Reporting — USA Mobility believes it currently has one operating segment.
      (p) New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), that supercedes APB Opinion No. 20 and SFAS No. 3. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, due to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to materially affect the reported results of operations, cash flows, or financial position of the Company.
      In December 2004 the FASB issued a revision of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees,and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      The SEC adopted a rule that defers the effective date of SFAS No. 123R until the beginning of the first fiscal year beginning after June 15, 2005. The Company has elected to postpone adoption of SFAS No. 123R until 2006. Management does not expect SFAS No. 123R to materially affect the reported results of operations, cash flows or financial position of the Company.
      In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies the application of certain aspects of SFAS No. 143, Asset Retirement Obligations. Management does not expect the adoption of FIN 47 to materially affect the cash flows or financial position of the Company.
      (q) Commitments and Contingencies — USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. The Company and the other defendants entered into a settlement agreement with the plaintiffs prior to the merger which was approved by the court on May 18, 2005 and the case was dismissed. As noted in note (l), Settlement Agreements, on May 9, 2005, three former executives of Arch agreed to dismiss all claims against Arch and its subsidiaries in exchange for a settlement payment of $4.3 million.
      USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effects on its financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
      This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Risk Factors Affecting Future Operating Results” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and “Risk Factors Affecting Future Operating Results,” which describe key risks associated with our operations and industry and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004: “Overview,” “Results of Operations,” “Liquidity and Capital Resources”, “Inflation”, and “Application of Critical Accounting Policies.”
      USA Mobility is a holding company that was formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”) which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2004 and the acquired operations of Metrocall from November 16, 2004. Accordingly, the results of operations reflect increases in revenues and costs due to the inclusion of Metrocall during the three and six month periods ended June 30, 2005 as compared to the three and six month periods ended June 30, 2004, which included the results of Arch only.

Integration
      We continue to believe that the combination of Arch and Metrocall provides us with the potential to generate stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially. During the second quarter of 2005, our integration and cost reduction efforts continue to focus on:
      Technical Infrastructure and Network Operations — We have begun decommissioning and deconstructing one of our two-way networks. That process is expected to be completed by the end of 2005. We are also focused on rationalizing our one-way networks. This consolidation and rationalization will be an ongoing process as we attempt to match our network capacity to the requirements of our customers.
      Selling and Marketing — We continued the process to eliminate redundant and unnecessary sales offices to match the staff reductions that were taken in the fourth quarter of 2004 and which have occurred to date.

      Billing System Consolidation — We continued the efforts to convert the Metrocall stand alone billing system into the Arch billing system. This conversion was completed during July 2005.
      Inventory Fulfillment — We continued our efforts to consolidate our remaining three distribution centers to one distribution center by the end of the third quarter 2005.
      Back-office Operations — We expect to consolidate our customer service operations, from five to two centers by the end of 2006. Other administrative and support functions such as accounting, finance, human resources, credit and collections, information technology and other overhead functions are being consolidated throughout 2005.

Sales and Marketing
      We market and distribute our services through a direct sales force and a small indirect sales force.
      Direct. Our direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. We intend to continue to market to commercial enterprises utilizing our direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of June 30, 2005, our sales personnel were located in approximately 123 offices in 36 states throughout the United States. In addition, we maintain several corporate sales groups focused on national business accounts; federal government accounts; advanced wireless services; systems sales applications; telemetry and other product offerings.
      Indirect. Within our indirect channel we contract with and invoice an intermediary for airtime services. The intermediary or “reseller” in turn markets, sells and provides customer service to the end-user. There is no contractual relationship that exists between us and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average monthly revenue per unit than direct units in service. The rate at which subscribers disconnect service in our indirect distribution channel has been higher than the rate experienced with our direct customers and we expect this to continue in the foreseeable future.
      The following table sets forth units in service associated with our channels of distribution:

			As of
	As of June 30,		March 31,		As of June 30,
	2004(a)		2005(b)		2005(b), (c)

	Units	%	Units	%	Units	%

	(Units in thousands)
Direct	3,380	85%	4,790	82%	4,496	84%
Indirect	589	15	1,068	18	852	16

Total	3,969	100%	5,858	100%	5,348	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
      During our billing system conversion, which was completed in early July 2005, we became aware of errors in the Metrocall units in service counts and differences in the definition of units in service between Metrocall and Arch. As a result, as of June 30, 2005, we reduced our units in service by 238,000 units to correct the errors and to conform to the Arch billing system standard unit definition. There was no impact on revenue.
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
      The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

			As of
	As of June 30,		March 31,		As of June 30,
	2004(a)		2005(b)		2005(b), (c)

	Units	%	Units	%	Units	%

	(Units in thousands)
One-way messaging	3,699	93%	5,357	91%	4,876	91%
Two-way messaging	270	7	501	9	472	9

Total	3,969	100%	5,858	100%	5,348	100%

(a)	Includes one-way and two-way messaging units in service of Arch.

(b)	Includes one-way and two-way messaging units of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
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
      The following table summarizes the number of units in service owned by us, our subscribers and our indirect customers at specified dates:

			As of
	As of June 30,		March 31,		As of June 30,
	2004(a)		2005(b)		2005(b), (c)

	Units	%	Units	%	Units	%

	(Units in thousands)
Owned and leased	3,079	78%	4,565	78%	3,983	74%
Owned by subscribers	300	8	225	4	513	10
Owned by indirect customers or their subscribers	590	15	1,068	18	852	16

Total	3,969	100%	5,858	100%	5,348	100%

(a)	Includes units in service of Arch.

(b)	Includes units of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
      We derive the majority of our revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally driven by the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to beginning units in service for the same period, called the disconnect rate, is an indicator of our success in retaining subscribers which is important in order to maintain recurring revenues and to control operating expenses.

      The following table sets forth our gross placements and disconnects for the periods stated.

	Three Months Ended

	June 30, 2004(a)		March 31, 2005(b)		June 30, 2005(b), (c)

	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects

	(Units in thousands)
Direct	131	267	166	379	165	459
Indirect	35	108	114	245	99	315

Total	166	375	280	624	264	774

(a)	Includes gross placements and disconnects of Arch only.

(b)	Includes gross placements and disconnects of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
      The demand for one-way and two-way messaging services declined during the six months ended June 30, 2005, and we believe demand will continue to decline for the foreseeable future.
      The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit (“ARPU”), is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly. The following table sets forth our ARPU by distribution channel for the periods stated.

	Three Months Ended

	June 30,	March 31,	June 30,
	2004(a)	2005(b), (c)	2005(b), (c)

Direct	$10.10	$9.96	$9.89
Indirect	$3.66	$4.53	$4.58
Consolidated	$9.12	$9.01	$9.02

(a)	Includes average revenue per unit for Arch only.

(b)	Includes average revenue per unit for Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system at the beginning of the period in calculating average revenue per unit.
      While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate that we add new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues have increased year over year due to the Metrocall merger, but we expect future sequential quarterly revenues to decline. The change in our consolidated average revenue per unit for the quarter ended June 30, 2005 from the quarters ended June 30, 2004 and March 31, 2005, was due primarily to the change in mix in customers and considered the 238,000 unit adjustment referred to above. The change in ARPU in our direct distribution channel is the most significant indicator of rate-related changes in our revenues. We expect ARPU for our direct units in service will decline in future periods.
      Our revenues were $115.8 million and $157.5 million for the three months ended June 30, 2004 and 2005, respectively. The 2004 revenues include historical information for Arch only. Certain of our operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of our networks and the provision of messaging services and consist largely of telecommunications charges to deliver messages over our networks, lease payments for transmitter locations and payroll expenses for our engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with our direct and indirect sales forces. This classification consists primarily of salaries, commissions and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.
      We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed on a functional expense basis. For the quarter ended June 30, 2005, we incurred approximately 76% of the expenses referred to above in three functional expense categories: payroll and related expenses, lease payments for transmitter locations and telecommunications expenses.
      Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. We review the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations.
      Lease payments for transmitter locations are largely dependent on our messaging networks. We operate local, regional and nationwide one-way and two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations, which we refer to as network rationalization.
      Telecommunications expenses are incurred to interconnect our messaging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunications expense to vary regardless of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunications expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories and capacities and to reduce the number of transmitter and office locations from which we operate.
      The total of our cost of products sold, service, rental and maintenance, selling and marketing, and general and administrative expenses was $155.7 million and $233.0 million for the six months ended June 30, 2004 and 2005, respectively. Since we believe the demand for and our revenues from one-way and two-way messaging will continue to decline in future quarters, expense reductions will be necessary in order for us to mitigate the financial impact of such revenue declines. However, there can be no assurance that the Company will be able to maintain margins or generate net cash from operating activities.
Results of Operations
      As previously discussed, Arch and Metrocall merged on November 16, 2004. The results of operations and cash flows discussed below for 2004 include the operating results and cash flows of Arch only for the three and six months ended June 30, 2004, while the 2005 period includes the operating results of Arch and Metrocall. Accordingly, the apparent growth in operations is due to the merger.

Comparison of the Results of Operations for the Three Months Ended June 30, 2004 and 2005

Revenues

	Three Months Ended June 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Revenues:
Service, rental and maintenance	$111,174	96.0%	$151,483	96.2%	$40,309	36.3%
Product sales	4,623	4.0	6,054	3.8	1,431	31.0

	$115,797	100%	$157,537	100%	$41,740

Selected operating expenses:
Cost of products sold	$856	0.7%	$929	0.6%	$73	8.5%
Service, rental and maintenance	36,988	31.9	56,429	35.8	19,441	52.6
Selling and marketing	8,757	7.6	11,156	7.1	2,399	27.4
General and administrative	28,968	25.0	47,624	30.2	18,656	64.4

	$75,569	65.2%	$116,138	73.7%	$40,569

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
	June 30,

	2004	2005

	(Dollars in thousands)
Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$83,299	$108,353
Two-way messaging	20,739	27,678

	$104,038	$136,031

Indirect:
One-way messaging	$6,369	$9,999
Two-way messaging	482	2,369

	$6,851	$12,368

Total Paging:
One-way messaging	$89,668	$118,352
Two-way messaging	21,221	30,047

	$110,889	$148,399

Non-Paging revenue	285	3,084

Total service, rental and maintenance revenues	$111,174	$151,483

      The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2004 and 2005 and the change in revenue associated with differences in the number of units in service and the ARPU.

	Units in Service			Revenues

	As of June 30,			Three Months Ended June 30,			Change Due to:

	2004	2005	Change	2004(a)	2005(a)	Change	ARPU	Units

	(Units in thousands)			(Dollars in thousands)
One-way messaging	3,699	4,876	1,177	$89,668	$118,352	$28,684	$(200)	$35,254
Two-way messaging	270	472	202	21,221	30,047	8,826	(10,624)	13,562

Total	3,969	5,348	1,379	$110,889	$148,399	$37,510	$(10,824)	$48,816

(a)	Amounts shown exclude non-paging revenues.
      As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it may continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers.

Operating Expenses
      Cost of Products Sold. Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The increase for the three months ended June 30, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.
      Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended June 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Lease payments for transmitter locations	$19,490	16.8%	$32,067	20.4%	$12,577	64.5%
Telecommunications related expenses	6,866	5.9	11,821	7.5	4,955	72.2
Payroll and related expenses	6,147	5.3	7,600	4.8	1,453	23.6
Other	4,485	3.9	4,941	3.1	456	10.2

Total	$36,988	31.9%	$56,429	35.8%	$19,441	52.6%

      As illustrated in the table above, service, rental and maintenance expenses increased $19.4 million or 52.6% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.
      Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $12.6 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. Lease payments in 2005 include $0.2 million for lease termination penalties associated with the deconstruction of our one-way and two-way networks.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $5.0 million resulting from the Metrocall merger. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $1.5 million, primarily due to an increase in employees resulting from the Metrocall merger.
      Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $2.0 million or 23.5% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the Metrocall merger.
      General and Administrative. General and administrative expenses consist of the following significant items:

	Three Months Ended June 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Payroll and related expenses	$13,659	11.8%	$17,926	11.4%	$4,267	31.2%
Bad debt	292	0.3	963	0.6	671	229.8
Facility expenses	3,350	2.9	5,679	3.6	2,329	69.5
Telecommunications	1,702	1.5	2,416	1.5	714	42.0
Outside services	2,771	2.4	7,988	5.1	5,217	188.3
Taxes and permits	2,895	2.5	5,762	3.6	2,867	99.0
Other	4,299	3.6	6,890	4.4	2,591	60.3

Total	$28,968	25.0%	$47,624	30.2%	$18,656	64.4%

      As illustrated in the table above, general and administrative expenses increased $18.7 million from the three-month period ended June 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate staffing reductions over the next several quarters in conjunction with the merger integration as we consolidate billing systems, customer service, and other back-office functions.

•	Bad debt — The increase in bad debt expenses reflected an increase of $0.7 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities.

•	Taxes and Permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2005 and the recognition of state and local tax contingencies resulting from billing system conversion activities.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices ($1.8 million), repairs and maintenance associated with computer hardware and software ($1.2 million) and insurance ($1.2 million) which increased primarily due to the merger with Metrocall.
      Depreciation and Amortization. Depreciation and amortization expenses increased to $32.9 million for the three month period ended June 30, 2005 from $31.1 million for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $15.1 million, partially offset by a decrease of $13.3 million related to groups of assets becoming fully depreciated in legacy Arch operations.

      Stock Based Compensation. Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $0.7 million for the three month period ended June 30, 2005 from $2.1 million for the same period in 2004 since the outstanding options vested in May 2005, offset by the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.
      Severance and Related Costs. Severance increased to $9.4 million for the three month period ended June 30, 2005 from $0.5 million for the same period in 2004. The increase consists primarily of both actual and planned reductions in headcount due to the reorganization plan to adjust management structure and consolidate three operating divisions of five regions into two operating divisions of six regions.
      Interest Expense. Net interest expense decreased to $0.5 million for the three month period ended June 30, 2005 from $1.7 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $0.7 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement.
      Income Tax Expense. For the three month period ended June 30, 2005, we recognized $44,000 of income tax expense based on an effective tax rate of approximately 43%, exclusive of $1.3 million in income tax expense due to changes in tax laws in the state of Ohio. The provision for the three months ended June 30, 2004 was $2.1 million with an effective tax rate of approximately 40%. The decrease in the provision for the current year was primarily due to lower income before income tax expense due to the factors outlined above. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities.

Comparison of the Results of Operations for the Six Months Ended June 30, 2004 and 2005

Revenues

	Six Months Ended June 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Revenues:
Service, rental and maintenance	$230,720	96.4%	$310,633	96.1%	$79,913	34.6%
Product sales	8,736	3.6	12,581	3.9	3,845	44.0

	$239,456	100%	$323,214	100%	$83,758

Selected operating expenses:
Cost of products sold	$1,794	0.7%	$2,208	0.7%	$414	23.1%
Service, rental and maintenance	75,976	31.7	113,078	35.0	37,102	48.8
Selling and marketing	17,825	7.4	21,558	6.7	3,733	20.9
General and administrative	60,085	25.1	96,136	29.7	36,051	60.0

	$155,680	64.9%	$232,980	72.1%	$77,300

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

	Six Months Ended
	June 30,

	2004	2005

	(Dollars in thousands)
Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$172,704	$221,654
Two-way messaging	42,689	57,158

	$215,393	$278,812

Indirect:
One-way messaging	$13,728	$21,260
Two-way messaging	1,014	4,915

	$14,742	$26,175

Total Paging:
One-way messaging	$186,432	$242,914
Two-way messaging	43,703	62,073

	$230,135	$304,987

Non-Paging revenue	585	5,646

Total service, rental and maintenance revenues	$230,720	$310,633

      The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2004 and 2005 and the change in revenue associated with differences in the number of units in service and the average revenue per unit, known as ARPU.

	Units in Service			Revenues

	As of June 30,			Six Months Ended June 30,			Change Due to:

	2004	2005	Change	2004(a)	2005(a)	Change	ARPU	Units

	(Units in thousands)			(Dollars in thousands)
One-way messaging	3,699	4,876	1,177	$186,432	$242,914	$56,482	$(9,600)	$66,081
Two-way messaging	270	472	202	43,703	62,073	18,370	(3,344)	21,714

Total	3,969	5,348	1,379	$230,135	$304,987	$74,852	$(12,944)	$87,795

      As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers.

Operating Expenses
      Cost of Products Sold. Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The increase for the six months ended June 30, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

      Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	Six Months Ended June 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Lease payments for transmitter locations	$40,104	16.7%	$65,108	20.1%	$25,004	62.3%
Telecommunications related expenses	16,398	6.9	22,107	6.9	5,709	34.8
Payroll and related expenses	12,805	5.3	16,516	5.1	3,711	29.0
Other	6,669	2.8	9,347	2.9	2,678	40.2

Total	$75,976	31.7%	$113,078	35.0%	$37,102	48.8%

      As illustrated in the table above, service, rental and maintenance expenses increased $37.1 million or 48.8% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications related expenses.
      Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $25.0 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. Lease payments in 2005 also include $0.2 million for lease termination penalties associated with the deconstruction of our one-way and two-way networks.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $5.7 million resulting from the Metrocall merger, net of $1.5 million benefit that was recorded as a reduction to telecommunications expense due to settlement of a roaming agreement. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $3.7 million, primarily due to an increase in employees resulting from the merger with Metrocall.
      Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $3.2 million or 18.7% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the merger with Metrocall.

      General and Administrative. General and administrative expenses consist of the following significant items:

	Six Months Ended June 30,

					Change Between
	2004		2005		2004 and 2005

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Payroll and related expenses	$28,099	11.7%	$36,570	11.3%	$8,471	30.1%
Bad debt	811	0.3	2,490	0.8	1,679	207.0
Facility expenses	6,974	2.9	11,914	3.7	4,940	70.8
Telecommunications	3,315	1.4	5,314	1.6	1,999	60.3
Outside services	5,607	2.3	14,756	4.5	9,149	163.2
Taxes and permits	6,095	2.6	10,901	3.4	4,806	78.9
Other	9,184	3.9	14,191	4.4	5,007	54.5

Total	$60,085	25.1%	$96,136	29.7%	$36,051	60.0%

      As illustrated in the table above, general and administrative expenses increased $36.1 million from the six month period ended June 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate staffing reductions over the next several quarters in conjunction with the merger integration as we consolidate billing systems, customer service, and other back-office functions.

•	Bad debt — The increase in bad debt expenses reflected an increase of $1.7 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities.

•	Taxes and Permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2005 and the recognition of state and local tax contingencies resulting from billing system conversion activities.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices ($3.7 million), repairs and maintenance associated with computer hardware and software ($2.9 million) and insurance ($2.4 million) which increased primarily due to the merger with Metrocall.
      Depreciation and Amortization. Depreciation and amortization expenses increased to $71.4 million for the six month period ended June 30, 2005 from $57.4 million for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $34.5 million, partially offset by a decrease of $20.5 million related to groups of assets becoming fully depreciated in legacy Arch operations.
      Stock Based Compensation. Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management.

USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $2.1 million for the six month period ended June 30, 2005 from $4.3 million for the same period in 2004 since the outstanding options vested in May 2005, offset by the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.
      Severance and Related Costs. Severance increased to $14.5 million for the six month period ended June 30, 2005 from $4.1 million for the same period in 2004. The increase consists primarily of actual and planned reductions in headcount due to the reorganization plan to adjust management structure and consolidate three operating divisions of five regions into two operating divisions of six regions and the $4.3 million settlement agreement with three former Arch executives, which was paid during second quarter 2005.
      Interest Expense. Net interest expense decreased to $1.7 million for the six month period ended June 30, 2005 from $5.0 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $2.1 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement.
      Income Tax Expense. For the six month period ended June 30, 2005, we recognized $1.1 million of income tax expense based on an effective tax rate of approximately 43%, exclusive of a $1.3 million in income tax expense due to a change in the tax laws in the state of Ohio. The provision for the six months ended June 30, 2004 was $5.3 million recorded at an effective tax rate of approximately 40%. The decrease in the provision for the current year was primarily due to lower income before income tax expense due to the factors outlined above. We anticipate recognition of provisions for income taxes to be required for the foreseeable future, but we do not anticipate these provisions to result in current tax liabilities.
Liquidity and Capital Resources

Overview
      Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the $42.6 million of cash on hand at June 30, 2005, should be adequate to meet our anticipated cash requirements for the foreseeable future.
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
      Our net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	Six Months Ended
	June 30,
			Increase/
	2004	2005	(Decrease)

Net cash provided by operating activities	$57,307	$69,164	$11,857
Net cash used in investing activities	$(6,410)	(5,026)	$(1,384)
Net cash used in financing activities	$(63,112)	(68,490)	$5,378

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

	Six Months Ended
	June 30,
			Increase/
	2004	2005	(Decrease)

Cash received from customers	$241,123	$321,959	$80,836

Cash paid for —
Payroll and related expenses	69,881	84,220	14,339
Lease payments for tower locations	45,979	68,746	22,767
Telecommunications expenses	18,105	24,857	6,752
Interest expense	6,690	1,996	(4,694)
Other operating expenses	43,161	72,976	29,815

	183,816	252,795	68,979

Net cash provided by operating activities	$57,307	$69,164	$11,857

      Net cash provided by operating activities for the six months ended June 30, 2005 increased $11.9 million from the same period in 2004 due primarily to the following:

•	Cash received from customers increased $80.8 million in 2005 compared to the same period in 2004. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due primarily to revenue increases of $83.8 million, as discussed earlier, and a lower change in accounts receivable, $2.2 million in 2005 compared to $5.8 million in 2004. The change in accounts receivable was due to higher billings resulting from more units in service and higher revenue, which were a result of the merger with Metrocall.

•	Cash payments for payroll and related expenses increased $14.3 million due primarily to higher payroll expenses of $11.0 million, as discussed above, and $4.4 million of lower payments for incentives and other payroll amounts.

•	Lease payments for tower locations increased $22.8 million. This increase was due primarily to payments for a greater number of tower locations resulting from the merger with Metrocall.

•	Cash used for telecommunications related expenditures increased $6.8 million in 2005 compared to the same period in 2004. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the six months ended June 30, 2005 compared to the same period in 2004 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger. Prior to December 31, 2004, we repaid $45.0 million of principal and subsequent to December 31, 2004 and through June 30, 2005 we repaid $68.5 million of principal. We anticipate repaying the remaining balance of the long-term debt in 2005.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to increased balances of prepaid expenses and other current assets, and higher payments for outside services of $9.7 million and taxes and permits of $5.2 million.

      Net Cash Used In Investing Activities. Net cash used in investing activities in 2005 decreased $1.4 million from the same period in 2004 due primarily to lower capital expenditures. The merger of the two companies provided additional messaging devices allowing for reduced capital expenditures. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2005 consisted primarily of the purchase of messaging devices and expenditures related to transmission and information systems and other equipment, offset by the net proceeds from the sale of other assets. The amount of capital we require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of our strategy to integrate and consolidate our networks. We anticipate our total capital expenditures for 2005 to be between $12.0 to $15.0 million.
      Net Cash Used In Financing Activities. Net cash used in financing activities in 2005 increased $5.4 million from the same period in 2004. In November 2004 as discussed below, we borrowed $140.0 million primarily to fund a portion of the cash consideration related to the Metrocall merger. Our use of cash in 2005 related primarily to principal repayments of those borrowings. In 2004, we used $20.0 million of net cash provided by operating activities to redeem Arch’s 12% notes.
      Borrowings. At March 31, 2005, we had aggregate principal amount of borrowings outstanding under our credit agreement of $56.5 million. During the three months ended June 30, 2005, we made additional optional principal prepayments of $24.1 million and a mandatory principal prepayment of $5.9 million, reducing the outstanding principal amount to $26.5 million as of June 30, 2005. The following table describes our principal borrowings at June 30, 2005 and associated debt service requirements.

Value	Interest	Maturity Date

$26.5 million	London InterBank Offered Rate plus 250 basis points	November 16, 2006
      Subsequent to June 30, 2005 and through August 9, 2005, we made a voluntary principal repayment of $8.5 million, reducing outstanding borrowings to $18.0 million. We expect to make additional prepayments of debt in the third quarter of 2005, including a mandatory principal prepayment of approximately $3.0 million due in August 2005. We were in compliance with our financial covenants at June 30, 2005.
Commitments and Contingencies
      Operating Leases. USA Mobility has operating leases for office and transmitter locations with lease terms ranging from one month to approximately eighteen years. (Total rent expense under operating leases for the six month period ending June 30, 2005 approximated $73.1 million.)
      Other Commitments. We have a commitment to fund annual cash flow deficits, if any, of GTES, LLC (“GTES”), a company in which we have a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through June 30, 2005.
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
      Contingencies. USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effects on its financial position, results of operations, or cash flows.
Related Party Transactions
      Two of our directors, effective November 16, 2004, also serve as directors for entities from which we lease transmission tower sites. During the six months ended June 30, 2005, the Company paid $13.5 million and

$1.7 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions we make on matters relating to the relevant vendor.
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
      We continue to face intense competition for subscribers due to technological competition from the mobile phone and PDA service providers as they continue to lower device prices while adding functionality. A key factor in our ability to be profitable and produce net cash flow from monthly subscription fees and operations is realizing improvement in the rate of revenue erosion from historical levels. If no improvement is realized, it may have a material adverse effect on our ability to be profitable and produce positive cash flow. We are dependent on net cash provided by operations as our principal source of liquidity. If our revenue continues to decline at the same or at an accelerated rate compared to the decline that we experienced on a pro forma basis assuming the Metrocall merger occurred at the beginning of 2004, it could outpace our ability to reduce costs, and adversely affect our ability to produce positive net cash flow from operations.

We may fail to successfully integrate the operations of Arch and Metrocall and therefore may not achieve the anticipated cost benefits of the merger.
      We face significant challenges in the integration of the operations of Arch and Metrocall. Some of the key issues include managing the combined Company’s networks, maintaining adequate focus on existing business and operations while working to integrate the two companies, managing marketing and sales efforts and integrating other key redundant systems for the combined operations.
      The integration of Arch and Metrocall requires substantial attention from our management, particularly in light of the companies’ geographically dispersed operations, different business cultures and compensation structures. The diversion of our management’s attention and any difficulties associated with integrating operations could have a material adverse effect on our revenues, level of expenses and results of operations. We may not succeed in the final system and operations integration efforts that we are striving to achieve without incurring substantial additional costs or achieve the integration efforts within a reasonable time and thus may not realize the anticipated cost benefits of the merger.

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
      Our success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. We have an employment agreement with our president and chief executive officer. Our board of directors has implemented a long-term incentive plan for senior management utilizing the equity incentive program approved by our shareholders in connection with our merger. We have issued restricted stock to our key executives that vest on January 1, 2008. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our future operating results, financial position and cash flows.

We may be unable to find vendors willing to supply us with two-way paging equipment based on future demands.
      We purchase one-way and two-way paging equipment from third party vendors. This equipment is sold or leased to our customers in order to provide our wireless messaging services. The reduction in industry demand for two-way paging equipment has caused various suppliers to cease manufacturing this equipment. We believe that our current multiple vendor relationships, our current on-hand inventories of two-way paging equipment and our repair and maintenance programs will ensure an adequate supply of two-way paging equipment for the foreseeable future; however, we are unable to predict if the existing third party vendors will continue to supply two-way paging equipment. A lack of two-way paging equipment could impact our ability to provide certain wireless messaging services and could materially adversely affect our cash flows, results of operations, and ultimately, the value of our common stock.

Changes in ownership of our stock could prevent us from using our consolidated tax assets to offset future taxable income, which would materially reduce our expected after-tax net income and cash flows from operations. Actions available to us to preserve our consolidated tax assets could result in less liquidity for our common stock and/or depress the market value of our stock.
      If we were to undergo an “ownership change” as defined in Section 382 of the Internal Revenue Code our use of our consolidated tax assets would be significantly restricted, which would reduce our after-tax net income and cash flow. This in turn could reduce our ability to fund our operations or pay down the indebtedness we incurred in connection with the merger.
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
      We believe, that as of June 30, 2005, we have undergone a cumulative change in ownership of approximately 40%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 40% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock, by transactions involving our stock that have already occurred that we were not yet informed of, and certain other transactions affecting the direct or indirect ownership of our stock.

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
      At June 30, 2005, our debt financing consisted primarily of amounts outstanding under our credit facility.
Senior Secured Debt, Variable Rate Debt:
      The borrowings outstanding under our credit facility are secured by substantially all of our assets. The credit facility debt is closely held by a group of lenders. Borrowings under our credit facility are sensitive to changes in interest rates. Given the existing level of debt of $26.5 million, as of June 30, 2005, a 1/2% change in the weighted-average interest rate would have an interest impact of approximately $11,000 each month.

Principal Balance	Fair Value	Weighted-Average Cash Interest Rate	Scheduled Maturity

$26.5 million	$26.5 million	5.2%	November 2006

Item 4.	Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we converted the Arch payroll system into the Metrocall payroll system. During the first quarter of 2005 we also converted the Metrocall telecommunications cost management system to the Arch system. Similarly, we finalized the conversion of the Metrocall stand-alone billing system to the Arch billing system in July 2005.
      We will be converting the Arch site and office rent management system to the site and office rent management system of our Metrocall subsidiary in the third quarter of 2005.
      The internal control over financial reporting at our Metrocall subsidiary was excluded from the annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Outside of this assessment, management identified control deficiencies related to the financial reporting process at our Metrocall subsidiary. These deficiencies included the accounting for complex, non-routine transactions, the period-end financial closing process and the recording, billing, collection and payment of certain transactional taxes and similar fees owed to state and local jurisdictions. The accounting function at our Metrocall subsidiary did not have adequate staffing and resources to effectively communicate with operational personnel, properly account for complex non-routine transactions occurring at that subsidiary in accordance with generally accepted accounting principles and effectively mitigate other deficiencies in our business processes and information systems at that subsidiary. We do not believe that these control deficiencies resulted in a material weakness in our internal control over financial reporting because we had adequate transitional controls at the corporate level that effectively compensated for these deficiencies.
      A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. In connection with our efforts to integrate Metrocall into our operations and in order to remediate the above control deficiencies at our Metrocall subsidiary, the following is the current status of our actions through the second quarter.

1. With respect to staffing we have:

a. Hired a Director of Financial Reporting, who is responsible for reviewing complex and non-routine transactions for compliance with generally accepted accounting principles.

b. Hired an Internal Audit Director and engaged a third party vendor to provide ongoing internal audit services.

c. Engaged an outside search firm to assist in finding the required talent to meet our staffing requirements. Approximately 50% of our open positions have been filled. The Company expects to fill the remainder of these positions by year-end.

d. Continued to engage outside consultants to supplement our existing staff until full-time staff can be hired. Outside consultants are also assisting us in reconciling, billing, collecting and paying certain transactional taxes and fees owed to local and state jurisdictions.

2. With respect to the financial closing and reporting processes and controls we have:

a. Assigned finance support staff to monitor and review transactions activity for site and office rents and telecommunication costs, and

b. Established monthly review procedures with operating and finance management to ensure effective communication.

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
      USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. We and the other defendants entered into a settlement agreement with the plaintiffs which was approved by the court on May 18, 2005 and the case was dismissed.
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
      On May 18, 2005, the Company held its annual meeting of stockholders. A total of 25,619,243 shares were represented in person or by proxy at the meeting. Nine directors were elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected or appointed. The results of the election were as follows:

	In Favor	Against	Abstain

David Abrams	24,421,361	1,197,882	—
James V. Continenza	25,593,433	25,810	—
Nicholas A. Gallopo	25,163,075	456,168	—
Vincent D. Kelly	25,586,288	32,955	—
Brian O’Reilly	25,593,518	25,725	—
Matthew Oristano	25,542,797	76,446	—
William E. Redmond, Jr.(1)	25,592,946	26,297	—
Samme L. Thompson	25,165,109	454,134	—
Royce Yudkoff	25,541,887	77,356	—

(1)	Mr. Redmond subsequently resigned his position as director effective June 6, 2005, having accepted a position as Chief Executive Officer of another public company in an unrelated industry and decided to cut back on his Board service.

Item 5.	Other Information
      None.

Item 6.	Exhibits
      The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/ Thomas L. Schilling

Thomas L. Schilling
Chief Financial Officer
Dated: August 9, 2005

EXHIBIT INDEX

Exhibit No.		Description

10.10		Offer Letter, dated May 6, 2005, between USA Mobility, Inc. and Scott Tollefsen, filed herewith.
31	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005
31	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005
32	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005
32	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2005

*	Filed herewith