Form 10-Q
period 2005-09-30
USA Mobility, Inc
filed 2005-11-09
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,269,277 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of November 4, 2005.

USA MOBILITY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
USA MOBILITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005

	(In thousands)
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,995	$43,323
Accounts receivable, net	37,750	43,424
Prepaid rent, expenses and other	15,460	13,823
Deferred income tax assets	26,906	26,309

Total current assets	$127,111	$126,879
Property and equipment, net	216,508	155,853
Goodwill	151,791	148,799
Intangible assets, net	67,129	45,631
Deferred income tax assets	225,253	216,109
Other assets	5,517	4,815

TOTAL ASSETS	$793,309	$698,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,558	$14
Accounts payable and other accrued liabilities	76,420	76,152
Customer deposits	4,316	3,427
Deferred revenue	23,623	19,929

Total current liabilities	$151,917	$99,522
Long-term debt, less current maturities	47,500	—
Other long-term liabilities	10,555	12,276

TOTAL LIABILITIES	$209,972	$111,798

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	554,946	558,898
Retained earnings	28,388	27,387

TOTAL STOCKHOLDERS’ EQUITY	583,337	586,288

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$793,309	$698,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

	(In thousands, except share and per share amounts)
	(Unaudited)
Revenue:
Service, rental and maintenance, net of service credits	$104,785	$145,014	$335,505	$455,647
Product sales	4,632	6,940	13,368	19,521

Total revenue	109,417	151,954	348,873	475,168

Operating expenses:
Cost of products sold (exclusive of depreciation and amortization shown separately below)	691	945	2,485	3,153
Service, rental and maintenance (exclusive of depreciation, amortization, stock based compensation, severance and related termination costs shown separately below)	36,904	54,607	112,880	167,685
Selling and marketing (exclusive of depreciation, amortization, stock based compensation, severance and related termination costs shown separately below)	7,862	11,276	25,687	32,834
General and administrative (exclusive of depreciation, amortization, stock based compensation, severance and related termination costs shown separately below)	27,438	44,783	87,523	140,405
Depreciation and amortization	22,302	27,327	79,682	98,751
Stock based compensation	1,865	76	6,185	2,155
Severance and related termination costs	1,228	1,050	5,374	16,026

Total operating expenses	98,290	140,064	319,816	461,009

Operating income	11,127	11,890	29,057	14,159
Interest income (expense), net	71	(18)	(4,958)	(1,731)
Loss on extinguishment of long-term debt	—	(312)	—	(1,338)
Other income, net	66	76	411	297

Income before income tax expense	11,264	11,636	24,510	11,387
Income tax expense	(4,527)	(11,281)	(9,852)	(12,388)

Net income (loss)	$6,737	$355	$14,658	$(1,001)

Basic net income (loss) per common share	$0.34	$.01	$0.73	$(.04)

Diluted net income (loss) per common share	$0.34	$.01	$0.73	$(.04)

Basic weighted average common shares outstanding	19,914,099	27,365,701	19,967,708	27,234,214

Diluted weighted average common shares outstanding	20,041,555	27,411,639	20,091,801	27,234,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2005

	(Unaudited and in
	thousands)
Cash flows from operating activities:
Net income (loss)	$14,658	$(1,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,682	98,751
Amortization of deferred financing costs	—	714
Amortization of stock based compensation	2,065	2,155
Income tax expense	9,852	12,388
Loss on extinguishment of long-term debt	—	1,338
Gain on disposals of property and equipment	(240)	(30)
Provisions for doubtful accounts, service credits and other	7,349	17,221
Changes in assets and liabilities:
Accounts receivable	(2,452)	(23,154)
Prepaid expenses and other	(5,182)	2,039
Intangibles and other long-term assets	—	2,911
Accounts payable and accrued expenses	(16,427)	(2,692)
Customer deposits and deferred revenue	(6,081)	(4,583)
Other long-term liabilities	4,083	(5,768)

Net cash provided by operating activities	$87,307	$100,289

Cash flows from investing activities:
Purchases of property and equipment	(15,328)	(9,515)
Proceeds from disposals of property and equipment	1,675	259
Receipts from note receivable	168	259

Net cash used for investing activities	$(13,485)	$(8,997)

Cash flows from financing activities:
Repayment of long-term debt	(60,000)	(95,044)
Proceeds from exercise of options	—	80
Purchase of treasury shares	(3,112)	—

Net cash used for financing activities	$(63,112)	$(94,964)

Net increase (decrease) in cash and cash equivalents	$10,710	$(3,672)
Cash and cash equivalents, beginning of period	34,582	46,995

Cash and cash equivalents, end of period	$45,292	$43,323

Supplemental disclosure:
Interest paid	$6,709	$2,210

State income taxes paid	$—	465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (a) Preparation of Interim Financial Statements — The consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial information included herein, other than the consolidated balance sheet as of December 31, 2004, has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals, which are necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year. Certain prior years’ amounts have been reclassified to conform with the current year’s presentation.
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
      The merger was accounted for using the purchase method of accounting. Arch was the accounting acquirer. Accordingly, the bases of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities. The results of operations of Metrocall have been included in the USA Mobility results from November 16, 2004, therefore, the results presented for the three and nine months ended September 30, 2004 do not include results associated with Metrocall.
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

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended

	September 30, 2004	September 30, 2005

	(Proforma)
	(In thousands except per share amounts)
Revenues	$608,765	$475,168
Net income (loss)	39,917	(1,001)
Basic net income (loss) per common share	1.48	(.04)
Diluted net income (loss) per common share	1.45	(.04)
      (c) Business — USA Mobility is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
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
      (e) Long Lived Assets — The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”) in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term, therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $10.4 million and $20.4 million through December 31, 2004, and September 30, 2005, respectively. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The primary variables associated with the estimate are the number and types of equipment to be removed and an estimate of the outside contractor fees to remove each asset. During the quarter ended September 30, 2005, in conjunction with the Company’s long-term strategic planning subsequent to the merger of Arch and Metrocall, the timing of removal of the Company’s remaining transmitters was refined from previous estimates. In addition, the estimated removal cost were also revised based on 2005 results. During the quarter ended September 30, 2005, changes resulting from revisions to the timing and the amount of the original estimate of undiscounted cash flows have been recognized as an increase to the asset retirement obligation, discounted using the current credit-adjusted risk-free rate. These changes resulted in an additional short-term asset retirement obligation of $3.3 million and an additional long-term asset retirement obligation of $6.8 million.
      (f) Goodwill and Other Intangible Assets — Goodwill of $148.8 million at September 30, 2005 resulted from the purchase accounting related to the merger with Metrocall as previously discussed. Goodwill was reduced by $3.0 million during the nine months ended September 30, 2005. This reduction reflects $1.5 million of adjustments to the state and local tax contingencies identified at the merger date of Arch and Metrocall and $1.5 million of adjustments to the deferred tax assets resulting from information obtained during the preparation of the Company’s 2004 income tax returns. Additional changes to goodwill may occur during 2005 due to the Company’s purchase price allocation being preliminary with respect to the state and local tax contingencies.
      The Company’s operations consists of one reporting unit to evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually or when events or circumstances suggest a potential impairment may have occurred. The Company has selected the fourth quarter to perform its annual impairment test. Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the nine months ended September 30, 2004 and 2005 was zero and $19.3 million, respectively.
      Amortizable intangible assets are comprised of the following at September 30, 2005 (dollars in thousands):

		Gross
	Useful Life	Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(24,401)	$44,192
Purchased Federal Communications Commission (“FCC”) licenses	5	3,526	(2,369)	1,157
Deferred financing costs	2	3,459	(3,459)	0
Other	1	2,160	(1,878)	282

		$77,738	$(32,107)	$45,631

      (g) Long-term Debt — On November 16, 2004, Metrocall and Arch as Borrowers, along with USA Mobility and its bank lenders, entered into a credit agreement (the “credit agreement”) to borrow $140.0 million. Under the credit agreement, the Company may designate all or any portion of the borrowings outstanding at either a floating base rate or a Eurodollar rate advance with an applicable margin of 1.50% for base rate advances and 2.50% for Eurodollar advances. The cash proceeds under the credit agreement were used by USA Mobility to fund a portion of the cash consideration paid to Metrocall shareholders in accordance with the merger agreement. The borrowings were secured by substantially all of the assets of USA Mobility. During the third quarter of 2005, the Company paid the remaining balance of $26.5 million under the credit agreement in full satisfaction of its bank debt obligation.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (h) Accounts Payable and Other Accrued Liabilities — Accounts payable and other accrued liabilities consist of the following (dollars in thousands):

	December 31, 2004	September 30, 2005

Accounts payable	$6,010	4,069
Accrued compensation and benefits	17,792	12,338
Accrued network costs	8,956	8,318
Accrued property and sales tax	27,862	32,545
Accrued severance	1,511	6,294
Accrued restructuring charges	3,463	—
Accrued other	10,826	12,588

Total accounts payable and other accrued liabilities	$76,420	$76,152

      Accrued property and sales taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions. A portion of this liability relates to contingencies identified at the merger of Arch and Metrocall and, accordingly, are considered preliminary in the purchase price allocation of the acquisition. As the Company obtains additional information to refine the estimate, including potential settlement discussions with taxing authorities, increases or decreases to the liability and goodwill could occur. The Company is required to complete its estimation process for these contingencies within one year of the acquisition or by November 16, 2005.
      (i) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	General — At December 31, 2004 and September 30, 2005, there were 26,827,071 and 27,230,310 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at September 30, 2005, there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding share balance.

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

On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees. Effective November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares for each eligible employee is January 1, 2007, and the remainder will vest ratably over the course of the next year, such that as of January 1, 2008, 100% of the restricted stock awards would be fully vested. The Company used the fair-value based method of accounting for the award and will ratably amortize the $2.8 million to expense over the vesting period. The change in vesting necessitates accounting modifications that will occur by the end of 2005.

In lieu of cash payments for directors’ fees earned since the date of the merger on November 16, 2004, through June 30, 2005, two directors elected to receive a total of 2,466 unrestricted shares of the

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock during June and August 2005 based upon the fair market value of a share of common stock at the date of issuance and an additional 1,018 shares will be issued for fees earned through September 30, 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2005	2004	2005

Net income (loss)	$6,737	$355	$14,658	$(1,001)

Weighted average shares of common stock outstanding	19,914,099	27,365,701	19,967,708	27,234,214
Dilutive effect of:
Options to purchase common stock and restricted stock	127,456	135,281	124,093	—

Weighted average shares of common stock and common stock equivalents	20,041,555	27,411,639	20,091,801	27,234,214

Earnings (loss) per share:
Basic	$0.34	$0.01	$0.73	$(0.04)

Diluted	$0.34	$0.01	$0.73	$(0.04)

      (j) Revenue Recognition — Revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue. Accordingly, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.
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
      In June 2005, the Company announced an alliance with Advanced Metering Data Systems, LLC (“AMDS”) and Sensus Metering Systems to provide meter monitoring services over a narrow-band PCS

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
network. The Company agreed to sell one of its FCC licenses and to provide tower space and other custom network services to AMDS. Proceeds from the sale of its FCC license would include a note receivable of $1.5 million and a royalty of 1% to 3% of net monitoring revenue derived from the use of the FCC license. On August 29, 2005, the FCC approved the license sale. Closing was scheduled to occur within ten business days of that date. Both parties mutually agreed to postpone the closing of the sale to October 12, 2005 owing to disruptions to the operations of AMDS by Hurricane Katrina. Accordingly, the Company has not recorded any amounts related to this transaction and expects to recognize proceeds as received into Other Income. The Company ceased amortization of the applicable FCC license on the date of FCC approval, and transferred the outstanding balance of $0.2 million to Assets Held for Sale included as part of Other Current Assets.
      (k) Stock Based Compensation — Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), over the instruments’ vesting period. Pursuant to SEC Staff Accounting Bulletin 107, Share-Based Payment, (“SAB 107”), the following table reflects the classification of $6.2 million and $2.2 million in stock based compensation for the nine months ended September 30, 2004 and 2005, respectively (dollars in thousands).

	Nine Months Ended
	September 30,

	2004	2005

Service, rental and maintenance expense	$487	$177
Selling and marketing expense	28	90
General and administrative expense	5,670	1,888

Total stock based compensation	$6,185	$2,155

      (l) Severance Expenses — In the nine months ended September 30, 2004 and 2005, USA Mobility recorded severance charges of $5.4 and $16.0 million, respectively. During the second quarter 2005, the Company announced a reorganization plan to adjust its management structure and consolidate three sales divisions of five regions into two sales divisions of six regions. This plan was subsequently adjusted to reflect one national sales organization consisting of eleven regions. Under this plan and in an effort to continue to integrate operations of Arch and Metrocall, the Company will eliminate approximately 100 additional positions through the end of 2005. As a result, as of September 30, 2005, the Company has $6.3 million accrued for postemployment benefits, including severance and health benefits, for more than 400 employees that were or will be terminated. In addition, a $4.3 million settlement agreement with three former Arch executives was paid during second quarter 2005.
      At September 30, 2005, the balance of the liability was as follows (dollars in thousands):

					Remaining
	Balance at				Liability at
	December 31, 2004	Charges in 2005	Reclassifications	Cash Paid	September 30, 2005

Lease obligation costs	$3,463	$824	$—	$(4,286)	$—
Severance costs	1,511	10,902	1,552	(7,672)	6,294
Litigation settlement costs	—	4,300	—	(4,300)	—

Total	$4,974	$16,026	$1,552	$(16,258)	$6,294

      Reclassifications represent reclassification of accrued liabilities for vacation and long-term incentives to be paid to severed employees.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (m) Settlement Agreements — During the three months ended March 31, 2005, the Company reached a settlement agreement with a vendor for roaming credits held by USA Mobility and recorded a $1.5 million reduction to service, rental and maintenance expenses for this cash consideration. The Company will also use additional benefits of $0.5 million over the next 58 months as USA Mobility customers incur roaming charges on the vendor’s network.
      On November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/ Endispute arbitration forum in Boston, Massachusetts asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective executive employment agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million. The Company recorded this settlement as an increase to severance expenses for the nine months ended September 30, 2005.
      (n) Income Taxes — USA Mobility accounts for income taxes under the liability method of SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against deferred income tax assets if, based on available evidence, it is more likely than not that the deferred income tax assets would not be realized.
      USA Mobility evaluates the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all USA Mobility’s net deferred income tax assets will be realized in future periods. Management continues to believe no valuation allowance is required.
      The evaluation of the recoverability of the deferred assets is based on historical evidence of profitability since emerging from bankruptcy and the Company’s projections of increased profitability as a result of anticipated cost synergies made available through the November 2004 merger. To the extent that these anticipated cost synergies are not realized, or the Company is unable to generate sufficient revenue and projections of future revenue are adjusted downward, a partial, or full, valuation allowance of these assets may be required.
      In the quarter ended September 30, 2005, USA Mobility revised its expected applicable tax rate reducing the rate from 40.2% to 38.8%. The reduction in the expected applicable tax rate is primarily due to updating the state apportionment factors utilized in determining the expected applicable tax rate and the recently completed merger of the Company’s operating entities. The Company performed an analysis of the expected future applicable tax rate as if the merger of operating companies had occurred on January 1, 2005 in order to determine the effect of the mergers and the updated state apportionment factors on the future expected applicable tax rate. The reduction in the expected applicable tax rate requires that the Company’s deferred income tax assets be revalued based on the new expected applicable tax rate. For the nine months ending as of September 30, 2005, the deferred tax assets were reduced by $8.6 million as a result of the change in the expected applicable tax rate.
      (o) Related Party Transactions — Two of our directors, effective November 16, 2004, also serve as directors for entities from which the Company leases transmission tower sites. During the nine months ended September 30, 2005, the Company paid $18.6 million and $2.5 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions made on matters relating to the respective vendor for which he serves as a director.
      (p) Segment Reporting — USA Mobility believes it currently has one operating segment.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      (q) New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), that supercedes APB Opinion No. 20 and SFAS No. 3. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, due to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to materially affect the reported operations, cash flows, or financial position of the Company.
      In December 2004 the FASB issued a revision of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123R”). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.
      The SEC adopted a rule that defers the effective date of SFAS No. 123R until the beginning of the first fiscal year beginning after June 15, 2005. The Company has elected to postpone adoption of SFAS No. 123R until 2006. Management does not expect SFAS No. 123R to materially affect the reported results of operations, cash flows or financial position of the Company.
      In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies the application of certain aspects of SFAS No. 143, Asset Retirement Obligations. Management does not expect the adoption of FIN 47 to materially affect the reported results of operations, cash flows or financial position of the Company.
      (r) Commitments and Contingencies — USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. The Company and the other defendants entered into a settlement agreement with the plaintiffs prior to the merger which was approved by the court on May 18, 2005 and the case was dismissed. As noted in note (m), Settlement Agreements, on May 9, 2005, three former executives of Arch agreed to dismiss all claims against Arch and its subsidiaries in exchange for a settlement payment of $4.3 million.
      In August 2005, USA Mobility, through a subsidiary, entered into a Master Antenna Site Lease agreement (the “Master Leases”) with a subsidiary of Global Signal, Inc. (“Global Signal”) under which USA Mobility and/or its affiliates may lease space for their equipment on communications sites currently and subsequently owned, managed or leased by Global Signal. The new Master Leases were effective as of July 1, 2005 and expire on December 31, 2008. Under the Master Leases, USA Mobility may locate up to a specified maximum number of transmitters on Global Signal’s sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million in July 2005 to approximately $1.0 million per month in 2008. USA Mobility expects to consolidate up to 50% of its transmitters onto Global Signal sites by the end of 2008.
      USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its reported results of operations, cash flows or financial position.

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
      USA Mobility is a holding company that was formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”) which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2004 and the acquired operations of Metrocall from November 16, 2004. Accordingly, the results of operations reflect increases in revenues and costs due to the inclusion of Metrocall during the three and nine month periods ended September 30, 2005 as compared to the three and nine month periods ended September 30, 2004, which included the results of Arch only.

Integration
      We continue to believe that the combination of Arch and Metrocall provides us with the potential to generate stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially. During the third quarter of 2005, our integration and cost reduction efforts continued to focus on:
      Technical Infrastructure and Network Operations — We continued decommissioning and deconstructing one of our two-way networks. That process is expected to be completed by late November 2005. We are also focused on rationalizing our one-way networks. This consolidation and rationalization will be an ongoing process as we attempt to match our network capacity to the requirements of our customers. These activities include reducing the costs of lease payments for transmitter locations and telecommunications related expenses associated with our networks.

      Selling and Marketing — We continued the process to eliminate redundant and unnecessary sales offices to match the staff reductions that were taken in the fourth quarter of 2004 and which have occurred to date.
      Billing System Consolidation — The conversion of the Metrocall stand alone billing system into the Arch billing system was completed during July 2005.
      Inventory Fulfillment — We consolidated our remaining three distribution centers to one distribution center by the end of the third quarter 2005.
      Back-office Operations — We are consolidating our customer service operations, from five to two centers by the end of 2006. Other administrative and support functions such as accounting, finance, human resources, credit and collections, information technology and other overhead functions are also being consolidated throughout 2005.
      Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 around the time of the merger to 1,731 at September 30, 2005. While these staff reductions have resulted in significant severance expenses, the Company’s ongoing cost of payroll and related costs will be reduced.

Sales and Marketing
      We market and distribute our services through a direct sales force and a small indirect sales force.
      Direct. Our direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. We intend to continue to market to commercial enterprises utilizing our direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of September 30, 2005, our sales personnel were located in approximately 109 offices in 35 states throughout the United States. In addition, we maintain several corporate sales groups focused on national business accounts; federal government accounts; advanced wireless services; systems sales applications; telemetry and other product offerings.
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
      The following table sets forth units in service associated with our channels of distribution:

	As of				As of
	September 30,		As of June 30,		September 30,
	2004(a)		2005(b), (c)		2005(b)

	Units	%	Units	%	Units	%

	(Units in thousands)
Direct	3,247	86%	4,496	84%	4,342	85%
Indirect	525	14	852	16	774	15

Total	3,772	100%	5,348	100%	5,116	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
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
      The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of				As of
	September 30,		As of June 30,		September 30,
	2004(a)		2005(b), (c)		2005(b)

	Units	%	Units	%	Units	%

	(Units in thousands)
One-way messaging	3,507	93%	4,876	91%	4,662	91%
Two-way messaging	265	7	472	9	454	9

Total	3,772	100%	5,348	100%	5,116	100%

(a)	Includes one-way and two-way messaging units in service of Arch.

(b)	Includes one-way and two-way messaging units in service of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
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
      The following table summarizes the number of units in service owned by us, our subscribers and our indirect customers at specified dates:

	As of				As of
	September 30,		As of June 30,		September 30,
	2004(a)		2005(b), (c)		2005(b)

	Units	%	Units	%	Units	%

	(Units in thousands)
Owned and leased	2,974	79%	3,983	74%	3,874	76%
Owned by subscribers	274	7	513	10	468	9
Owned by indirect customers or their subscribers	524	14	852	16	774	15

Total	3,772	100%	5,348	100%	5,116	100%

(a)	Includes units in service of Arch.

(b)	Includes units in service of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
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
      The following table sets forth our gross placements and disconnects for the periods stated.

	Three Months Ended

	September 30, 2004(a)		June 30, 2005(b), (c)		September 30, 2005(b)

	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects

	(Units in thousands)
Direct	122	255	165	459	142	296
Indirect	29	93	99	315	29	107

Total	151	348	264	774	171	403

(a)	Includes gross placements and disconnects of Arch only.

(b)	Includes gross placements and disconnects of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.
      The demand for one-way and two-way messaging services declined during the nine months ended September 30, 2005, and we believe demand will continue to decline for the foreseeable future.
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

	Three Months Ended

	September 30,	June 30,	September 30,
	2004(a)	2005(b), (c)	2005(b)

Direct	$9.93	$9.89	$9.81
Indirect	$3.70	$4.58	$4.81
Consolidated	$9.04	$9.02	$9.04

(a)	Includes average revenue per unit for Arch only.

(b)	Includes average revenue per unit for Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system at the beginning of the period in calculating average revenue per unit.

      While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate that we add new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues have increased year over year due to the Metrocall merger, but we expect future sequential quarterly revenues to decline. The change in our consolidated average revenue per unit for the quarter ended September 30, 2005 from the quarters ended September 30, 2004 and June 30, 2005, was due primarily to the change in mix in customers and considered the 238,000 unit adjustment referred to above. The change in ARPU in our direct distribution channel is the most significant indicator of rate-related changes in our revenues. We expect ARPU for our direct units in service will decline in future periods.
      Our revenues were $109.4 million and $152.0 million for the three months ended September 30, 2004 and 2005, respectively, and $348.9 million and $475.2 million for the nine months ended September 30, 2004 and 2005, respectively. The 2004 revenues include historical information for Arch only. Certain of our operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of our networks and the provision of messaging services and consist largely of telecommunications charges to deliver messages over our networks, lease payments for transmitter locations and payroll expenses for our engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with our direct and indirect sales forces and marketing expenses in support of the sales force. This classification consists primarily of salaries, commissions and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.
      We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the quarter ended September 30, 2005, we incurred approximately 74% of the expenses referred to above in three expense categories: payroll and related expenses, lease payments for transmitter locations and telecommunications expenses.
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
      Telecommunications expenses are incurred to interconnect our messaging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to our call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunica-

tions expense to vary regardless of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunications expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which we operate.
      USA Mobility did experience limited damage to transmission equipment located in the Gulf of Mexico region of the United States from Hurricanes Katrina and Rita in the third quarter of 2005. Expenses related to storm-related recovery efforts have been included in service, rental and maintenance expenses, and were immaterial for the third quarter of 2005. In addition, the Company recorded losses of $208,000 to reflect the loss of damaged assets. To date, the impact to revenues or bad debt expense has been immaterial. The Company has an insurance policy that affords recovery for operational expenses, asset losses and business interruption, and is working to assemble its claims; at this time, however, the Company cannot estimate the amount and timing of insurance recoveries, if any.
      The total of our cost of products sold, service, rental and maintenance, selling and marketing, and general and administrative expenses was $72.9 million and $111.6 million for the three months ended September 30, 2004 and 2005, respectively, and $228.6 million and $344.1 million for the nine months ended September 30, 2004 and 2005, respectively. Since we believe the demand for and our revenues from one-way and two-way messaging will continue to decline in future quarters, expense reductions will be necessary in order for us to mitigate the financial impact of such revenue declines. However, there can be no assurance that the Company will be able to maintain margins or generate net cash from operating activities.
Results of Operations
      As previously discussed, Arch and Metrocall merged on November 16, 2004. The results of operations and cash flows discussed below for 2004 include the operating results and cash flows of Arch only for the three and nine months ended September 30, 2004, while the 2005 period includes the operating results of Arch and Metrocall. Accordingly, the apparent growth in operations is due to the merger.

Comparison of the Results of Operations for the Three Months Ended September 30, 2004 and 2005

	Three Months Ended September 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Revenues:
Service, rental and maintenance	$104,785	95.8%	$145,014	95.4%	$40,229	38.4%
Product sales	4,632	4.2	6,940	4.6	2,308	49.8

	$109,417	100%	$151,954	100%	$42,537

Selected operating expenses:
Cost of products sold	691	0.6	945	0.6	254	36.8
Service, rental and maintenance	36,904	33.7	54,607	35.9	17,703	48.0
Selling and marketing	7,862	7.2	11,276	7.4	3,414	43.4
General and administrative	27,438	25.1	44,783	29.5	17,345	63.2

	$72,895	66.6%	$111,611	73.4%	$38,716

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
	September 30,

	2004	2005

	(Dollars in thousands)
Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$78,822	$102,884
Two-way messaging	19,562	27,227

	$98,384	$130,111

Indirect:
One-way messaging	$5,713	$9,461
Two-way messaging	432	2,260

	$6,145	$11,721

Total Paging:
One-way messaging	$84,535	$112,345
Two-way messaging	19,994	29,487

	$104,529	$141,832

Non-Paging revenue	256	3,182

Total service, rental and maintenance revenues	$104,785	$145,014

      The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2004 and 2005 and the change in revenue associated with differences in the number of units in service and the ARPU.

	Units in Service			Revenues

	As of September 30,			Three Months Ended September 30,			Change Due to:

	2004	2005	Change	2004(a)	2005(a)	Change	ARPU	Units

	(Units in thousands)			(Dollars in thousands)
One-way messaging	3,507	4,662	1,155	$84,535	$112,345	$27,810	$449	$27,361
Two-way messaging	265	454	189	19,994	29,487	9,493	(5,122)	14,615

Total	3,772	5,116	1,344	$104,529	$141,832	$37,303	$(4,673)	$41,976

(a)	Amounts shown exclude non-paging and product sales revenues.
      As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it may continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses
      Cost of Products Sold. Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The increase for the three months ended September 30, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

      Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended September 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Lease payments for transmitter locations	$19,742	18.0%	$30,464	20.0%	$10,722	54.3%
Telecommunications related expenses	6,588	6.0	10,585	7.0	3,997	60.7
Payroll and related expenses	6,043	5.5	7,488	4.9	1,445	23.9
Other	4,531	4.2	6,070	4.0	1,539	34.0

Total	$36,904	33.7%	$54,607	35.9%	$17,703	48.0%

      As illustrated in the table above, service, rental and maintenance expenses increased $17.7 million or 48.0% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.
      Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $10.7 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $4.0 million resulting from the Metrocall merger. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005 and 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $1.4 million, primarily due to an increase in employees resulting from the Metrocall merger.
      Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $3.4 million or 43.4% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the Metrocall merger.

      General and Administrative. General and administrative expenses consist of the following significant items:

	Three Months Ended September 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Payroll and related expenses	$12,182	11.1%	$14,796	9.7%	$2,614	21.5%
Bad debt	1,138	1.0	2,440	1.6	1,302	114.4
Facility expenses	3,372	3.1	5,160	3.4	1,788	53.0
Telecommunications	1,610	1.5	2,495	1.6	885	55.0
Outside services	2,978	2.7	5,391	3.5	2,413	81.0
Taxes and permits	1,986	1.8	7,691	5.1	5,705	287.3
Other	4,172	3.8	6,810	4.5	2,638	63.2

Total	$27,438	25.0%	$44,783	29.4%	$17,345	63.2%

      As illustrated in the table above, general and administrative expenses increased $17.3 million from the three-month period ended September 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate continued staffing reductions over the next quarter.

•	Bad debt — The increase in bad debt expenses reflected an increase of $1.3 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities. The quarter period also included a benefit of $1.5 million during the third quarter of 2005 for the reimbursement of legal fees under an insurance policy.

•	Taxes and Permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2005 and the recognition of state and local tax contingencies resulting from billing system conversion activities.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices ($1.5 million), repairs and maintenance associated with computer hardware and software ($1.4 million), insurance ($1.2 million) and other expenses ($2.7 million), which increased primarily due to the merger with Metrocall.
      Depreciation and Amortization. Depreciation and amortization expenses increased to $27.3 million for the three month period ended September 30, 2005 from $22.3 million for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $11.6 million, partially offset by a decrease of $6.6 million related to groups of assets becoming fully depreciated in legacy Arch operations. Depreciation expense for the three months ended September 30, 2005, also includes $0.2 million for assets damaged and lost due to Hurricanes Katrina and Rita.

      Stock Based Compensation. Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $0.08 million for the three month period ended September 30, 2005 from $1.9 million for the same period in 2004 since the outstanding options vested in May 2005, offset by the compensation expense of the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.
      Severance Costs and Related Termination Costs. Severance decreased to $1.0 million for the three month period ended September 30, 2005 from $1.2 million for the same period in 2004. The decrease consists primarily of both actual and planned reductions in headcount due to the reorganization plan to adjust management structure and consolidate three sales divisions of five regions into one national sales organization consisting of eleven regions. The majority of costs associated with these planned reductions were accrued as of June 30, 2005. Lease termination penalty expenses were $0.3 million for the three month period ended September, 30, 2005.
      Interest Expense. Net interest expense decreased to $0.02 million for the three month period ended September 30, 2005 from net interest income of $0.07 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $0.2 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement. All of the debt incurred as a result of the merger with Metrocall was repaid during the quarter.
      Income Tax Expense. For the three month period ended September 30, 2005, the Company recognized $11.3 million of income tax expense. Included in the current quarter income tax expense for the three months was $4.6 million based on an effective tax rate of approximately 40%. Additionally in the three month expense is a charge of approximately $7.3 million to revalue the deferred tax assets from a statutory effective tax rate of 40.2% to 38.8%. The Company reduced its income tax expense by $0.6 million to reflect the filing of its 2004 income tax returns. The Company anticipates the recognition of income tax expense to be required for the foreseeable future, but we do not anticipate these expenses to result in current federal tax liability.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2004 and 2005

	Nine Months Ended September 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Revenues:
Service, rental and maintenance	$335,505	96.2%	$455,647	95.9%	$120,142	35.8%
Product sales	13,368	3.8	19,521	4.1	6,153	46.0

	$348,873	100%	$475,168	100%	$126,295

Selected operating expenses:
Cost of products sold	2,485	0.7	3,153	0.7	668	26.9
Service, rental and maintenance	112,880	32.4	167,685	35.3	54,805	48.6
Selling and marketing	25,687	7.4	32,834	6.9	7,147	27.8
General and administrative	87,523	25.1	140,405	29.5	52,882	60.4

	$228,575	65.6%	$344,077	72.4%	$115,502

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

	Nine Months Ended
	September 30,

	2004	2005

	(Dollars in thousands)
Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$251,525	$324,538
Two-way messaging	62,251	84,385

	$313,776	$408,923

Indirect:
One-way messaging	$19,442	$30,721
Two-way messaging	1,446	7,175

	$20,888	$37,896

Total Paging:
One-way messaging	$270,967	$355,259
Two-way messaging	63,697	91,560

	$334,664	$446,819

Non-Paging revenue	841	8,828

Total service, rental and maintenance revenues	$335,505	$455,647

      The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2004 and 2005 and the change in revenue associated with differences in the number of units in service and ARPU.

	Units in Service			Revenues

	As of September 30,			Nine Months Ended September 30,			Change Due to:

	2004	2005	Change	2004(a)	2005(a)	Change	ARPU	Units

	(Units in thousands)			(Dollars in thousands)
One-way messaging	3,507	4,662	1,155	$270,967	$355,259	$84,292	$(11,815)	$96,107
Two-way messaging	265	454	189	63,697	91,560	27,863	(22,227)	50,090

Total	3,772	5,116	1,344	$334,664	$446,819	$112,155	$(34,042)	$146,197

(a)	Amounts shown exclude non-paging and product sales revenues.
      As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers.

Operating Expenses
      Cost of Products Sold. Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The increase for the nine months ended September 30, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

      Service, Rental and Maintenance. Service, rental and maintenance expenses consist primarily of the following significant items:

	Nine Months Ended September 30,

	2004		2005		Change Between
					2004 and 2005
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Lease payments for transmitter locations	$60,444	17.3%	$95,572	20.1%	$35,128	58.1%
Telecommunications related expenses	20,376	5.8	32,692	6.9	12,316	60.4
Payroll and related expenses	18,848	5.4	24,004	5.1	5,156	27.4
Other	13,212	3.8	15,417	3.2	2,205	16.7

Total	$112,880	32.3%	$167,685	35.3%	$54,805	48.6%

      As illustrated in the table above, service, rental and maintenance expenses increased $54.8 million or 48.6% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications related expenses.
      Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $35.1 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $12.3 million resulting from the Metrocall merger, net of $1.5 million benefit that was recorded as a reduction to telecommunications expense due to settlement of a roaming agreement. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005 and 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $5.2 million, primarily due to an increase in employees resulting from the merger with Metrocall.
      Selling and Marketing. Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $7.1 million or 27.8% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the merger with Metrocall.

      General and Administrative. General and administrative expenses consist of the following significant items:

	Nine Months Ended September 30,

					Change Between
	2004		2005		2004 and 2005

		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%

	(Dollars in thousands)
Payroll and related expenses	$40,281	11.5%	$51,366	10.8%	$11,085	27.5%
Bad debt	1,949	0.6	4,929	1.0	2,980	152.9
Facility expenses	10,346	3.0	16,709	3.5	6,363	61.5
Telecommunications	4,925	1.4	7,809	1.6	2,884	58.6
Outside services	8,584	2.5	19,999	4.2	11,415	133.0
Taxes and permits	8,081	2.3	18,592	3.9	10,511	130.1
Other	13,357	3.8	21,001	4.5	7,644	57.2

Total	$87,523	25.1%	$140,405	29.5%	$52,882	60.4%

      As illustrated in the table above, general and administrative expenses increased $52.9 million from the nine month period ended September 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate staffing reductions over the next quarter.

•	Bad debt — Bad debt expense increased $3.0 million due largely to the increase in revenue.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities. The year-to-date period also included a benefit of $1.5 million during the third quarter of 2005 for the reimbursement of legal fees under an insurance policy.

•	Taxes and Permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2005 and the recognition of state and local tax contingencies resulting from billing system conversion activities.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices ($5.3 million), repairs and maintenance associated with computer hardware and software ($4.2 million), insurance ($3.6 million) and other expenses ($7.9 million) which increased primarily due to the merger with Metrocall.
      Depreciation and Amortization. Depreciation and amortization expenses increased to $98.8 million for the nine month period ended September 30, 2005 from $79.7 million for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $46.1 million, partially offset by a decrease of $27.0 million related to groups of assets becoming fully depreciated in legacy Arch operations. Depreciation expense for the nine months ended September 30, 2005, also includes $0.2 million for assets damaged and lost due to Hurricanes Katrina and Rita.

      Stock Based Compensation. Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $2.2 million for the nine month period ended September 30, 2005 from $6.2 million for the same period in 2004 since the outstanding options vested in May 2005, offset by the compensation expense resulting from the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.
      Severance and Related Termination Costs. Severance increased to $16.0 million for the nine month period ended September 30, 2005 from $5.4 million for the same period in 2004. The increase consists primarily of actual and planned reductions in headcount due to the reorganization plan to adjust management structure and consolidate three sales divisions of five regions into one national sales organization consisting of eleven regions. Also included is the $4.3 million settlement agreement with three former Arch executives, which was paid during second quarter 2005. Lease termination penalty expenses were $0.8 million for the nine month period ended September, 30, 2005.
      Interest Expense. Net interest expense decreased to $1.7 million for the nine month period ended September 30, 2005 from $5.0 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $2.4 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement. All of the debt incurred as a result of the merger with Metrocall was repaid by September 30, 2005.
      Income Tax Expense. For the nine month period ended September 30, 2005, the Company recognized $12.4 million of income tax expense. The expense for the nine months ended September 30, 2004 was $9.8 million recorded at an effective tax rate of approximately 40%. The increase in the expense for the current year was primarily due to a charge of approximately $7.3 million to revalue the deferred tax assets from an expected applicable tax rate of approximately 40.2% to 38.8% and $1.3 million in income tax expense due to the changes in tax laws in the State of Ohio. Also included in the nine months income tax expense was $4.4 million based on an effective tax rate of approximately 40% offset in part by $0.6 million to reflect the filing of the Company’s 2004 income tax returns. The Company anticipates the recognition of income tax expense to be required for the foreseeable future, but we do not anticipate these provisions to result in current federal tax liabilities.
Liquidity and Capital Resources

Overview
      Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the $43.3 million of cash on hand at September 30, 2005, should be adequate to meet our anticipated cash requirements for the foreseeable future.
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

      Our net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
			Increase/
	2004	2005	(Decrease)

Net cash provided by operating activities	$87,307	$100,289	$12,982
Net cash used in investing activities	$(13,485)	(8,997)	$(4,488)
Net cash used in financing activities	$(63,112)	(94,964)	$31,852
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

	Nine Months Ended
	September 30,
			Increase/
	2004	2005	(Decrease)

Cash received from customers	$347,623	$464,715	$117,092

Cash paid for
Payroll and related expenses	94,411	120,453	26,042
Lease payments for tower locations	67,983	100,316	32,333
Telecommunications expenses	26,494	37,326	10,832
Interest expense	6,709	2,210	(4,499)
Other operating expenses	64,719	104,121	39,402

	260,316	364,426	104,110

Net cash provided by operating activities	$87,307	$100,289	$12,982

      Net cash provided by operating activities for the nine months ended September 30, 2005 increased $13.0 million from the same period in 2004 due primarily to the following:

•	Cash received from customers increased $117.1 million in 2005 compared to the same period in 2004. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due primarily to revenue increases of $126.3 million, as discussed earlier, and a greater change in accounts receivable, $5.7 million increase in 2005 compared to $5.1 million decrease in 2004. The change in accounts receivable was due to higher billings resulting from more units in service and higher revenue, which were a result of the merger with Metrocall.

•	Cash payments for payroll and related expenses increased $26.0 million related to the merger with Metrocall, as discussed above, and $6.8 million of higher payments for incentives and other payroll amounts.

•	Lease payments for tower locations increased $32.3 million. This increase was due primarily to payments for a greater number of tower locations resulting from the merger with Metrocall.

•	Cash used for telecommunications related expenditures increased $10.8 million in 2005 compared to the same period in 2004. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the nine months ended September 30, 2005 compared to the same period in 2004 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger. Prior to December 31, 2004, we repaid $45.0 million of principal and subsequent to December 31, 2004 and through September 30, 2005 we repaid $95.0 million of principal. On August 22, 2005, USA Mobility repaid the remaining balance on its bank credit facility in full satisfaction of its bank debt obligation.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to increased balances of prepaid expenses and other current assets, and higher payments for outside services of $12.8 million and taxes and permits of $10.5 million.

      Net Cash Used In Investing Activities. Net cash used in investing activities in 2005 decreased $4.5 million from the same period in 2004 due primarily to lower capital expenditures. The merger of the two companies provided additional messaging devices allowing for reduced capital expenditures. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2005 consisted primarily of the purchase of messaging devices and expenditures related to transmission and information systems and other equipment, offset by the net proceeds from the sale of other assets. The amount of capital we require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of our strategy to integrate and consolidate our networks. We anticipate our total capital expenditures for 2005 to be between $12.0 to $15.0 million.
      Net Cash Used In Financing Activities. Net cash used in financing activities in 2005 increased $31.9 million from the same period in 2004. In November 2004 as discussed above, we borrowed $140.0 million primarily to fund a portion of the cash consideration related to the Metrocall merger. Our use of cash in 2005 related primarily to principal repayments of those borrowings. In 2004, we used $20.0 million of net cash provided by operating activities to redeem Arch’s 12% notes.
      Cash Distributions to Shareholders. The Board of Directors of USA Mobility has declared a special one-time cash distribution to shareholders of $1.50 per share has been declared on November 2, 2005, with a record date of December 1, 2005, and a payment date of December 21, 2005. This cash distribution will be paid from available cash on hand.
      Borrowings. At June 30, 2005, we had aggregate principal amount of borrowings outstanding under our credit agreement of $26.5 million. During the third quarter, the Company repaid the remaining balance of $26.5 million on its bank credit facility in full satisfaction of its bank debt obligation. As of September 30, 2005, the Company had no material borrowings or associated debt service requirements.
Commitments and Contingencies
      Operating Leases. USA Mobility has operating leases for office and transmitter locations with lease terms ranging from one month to approximately eighteen years. (Total rent expense under operating leases for the nine month period ending September 30, 2005 approximated $106.4 million.)
      Other Commitments. We have a commitment to fund annual cash flow deficits, if any, of GTES, LLC (“GTES”), a company in which we have a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through September 30, 2005.
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
Related Party Transactions
      Two of our directors, effective November 16, 2004, also serve as directors for entities from which we lease transmission tower sites. During the nine months ended September 30, 2005, the Company paid $18.6 million and $2.5 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions we make on matters relating to the relevant vendor.
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
      We continue to face intense competition for subscribers due to technological competition from the mobile phone and personal digital assistant service providers as they continue to lower device prices while adding functionality. A key factor in our ability to be profitable and produce net cash flow from monthly subscription fees and operations is realizing improvement in the rate of revenue erosion from historical levels. If no improvement is realized, it may have a material adverse effect on our ability to be profitable and produce positive cash flow. We are dependent on net cash provided by operations as our principal source of liquidity. If our revenue continues to decline at the same or at an accelerated rate compared to the decline that we experienced on a pro forma basis assuming the Metrocall merger occurred at the beginning of 2004, it could outpace our ability to reduce costs, and adversely affect our ability to produce positive net cash flow from operations.

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
      The integration of Arch and Metrocall continues to require substantial attention from our management, particularly in light of the companies’ geographically dispersed operations, different business cultures and compensation structures. The diversion of our management’s attention and any difficulties associated with integrating operations could have a material adverse effect on our revenues, level of expenses and results of operations. We may not succeed in the final system and operations integration efforts that we are striving to achieve without incurring substantial additional costs or achieve the integration efforts within a reasonable time and thus may not realize the anticipated cost benefits of the merger.

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
      If we were to undergo an “ownership change” as defined in Section 382 of the Internal Revenue Code our use of our consolidated tax assets would be significantly restricted, which would reduce our after-tax net income and cash flow. This in turn could reduce our ability to fund our operations.
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

      We believe, that as of September 30, 2005, we have undergone a cumulative change in ownership of approximately 39%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 39% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock, by transactions involving our stock that have already occurred that we were not yet informed of, and certain other transactions affecting the direct or indirect ownership of stock.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      At September 30, 2005, our outstanding debt financing has been fully repaid.

Item 4.	Controls and Procedures
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
      We also started the conversion of the Arch site and office rent management system to the site and office rent management system of our Metrocall subsidiary in the third quarter of 2005.
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

      In connection with our efforts to integrate Metrocall into our operations and in order to remediate the above control deficiencies at our Metrocall subsidiary, the following is the current status of our actions through the third quarter.

1. With respect to staffing we have:

a. Hired a Director of Financial Reporting, who is responsible for reviewing complex and non-routine transactions for compliance with generally accepted accounting principles.

b. Engaged a third party vendor to provide ongoing internal audit services.

c. Engaged an outside search firm to assist in finding the required talent to meet our staffing requirements. The Company expects to fill the few remaining open positions by year-end.

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

USA MOBILITY, INC.

/s/ Thomas L. Schilling

Thomas L. Schilling
Chief Financial Officer
Dated: November 9, 2005

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005
31.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005
32.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005
32.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2005

*	Filed herewith