Form 10-K/A
period 2004-12-31
USA Mobility, Inc
filed 2006-05-25
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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
SECURITIES EXCHANGE ACT OF 1934:

Class A Common Stock Par Value $0.0001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the predecessor was $501,535,000 based on the closing price of $28.49 per share on the NASDAQ National Market on June 30, 2004.

The number of shares of Registrant’s common stock outstanding on March 1, 2005 was 26,827,971

Portions of the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2005, are incorporated by reference into Part III of this Report.

RESTATEMENT

Overview

As discussed in Note 1 of the Notes to the Consolidated Financials Statements, USA Mobility, Inc. (“USA Mobility”, “the Company” or “we”) is filing this amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004. The purpose of this amended filing is to restate the 2002, 2003 and 2004 financial statements and the respective interim quarterly periods for 2003 and 2004 to reflect certain adjustments described below. In connection with the described restatement, the Company has concluded that material weaknesses in the Company’s internal control over financial reporting exist as of December 31, 2004.

The determination to restate these consolidated financial statements and other financial information was made as a result of management’s assessment of accounting errors it discovered during the preparation of the 2005 financial statements. The Company’s assessment of certain identified accounting errors resulted in the following adjustments to previously reported periods:

1. Asset retirement obligations were incorrectly calculated in 2002, 2003 and 2004.  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) in 2002. The Company did not record the initial asset retirement obligation and related asset retirement cost upon emergence from bankruptcy; therefore, the Company understated subsequent accretion expense related to the asset retirement obligation and depreciation expense of the asset retirement cost in 2002. In addition, in 2002, 2003 and 2004 the Company did not correctly use the fair value of costs to deconstruct transmitters to determine the fair value of the asset retirement obligation, which understated reported liabilities and assets. The Company’s expected timing of cash flows of the transmitter deconstructions have also been revised to coincide with their depreciable lives that were estimated during the applicable time period.

Accordingly, the restated financial statements as of December 31, 2002 include increases of $9.3 million in property and equipment, at cost, $4.6 million in accumulated depreciation, $6.3 million in depreciation, amortization and accretion expense, $2.9 million in current liabilities and $5.4 million in long-term liabilities, and a decrease of $2.7 million in service, rental and maintenance expense. The restated financial statements for 2003 include a decrease of $2.2 million in property and equipment, at cost, increases of $0.2 million in accumulated depreciation, $2.8 million in depreciation, amortization and accretion expense, decreases of $2.2 million in current liabilities, $0.05 million in long-term liabilities, and $2.5 million in service, rental and maintenance expense. The restated financial statements for 2004 include a decrease of $0.05 million in property and equipment, at cost, increases of $0.9 million in accumulated depreciation, $2.7 million in depreciation, amortization and accretion expense, $0.2 million in current liabilities, $1.1 million in long-term liabilities, and a decrease of $0.5 million in service, rental and maintenance expense. During the first, second and third quarters of 2004 accumulated depreciation increased by less than $0.2 million in each quarter. Current liabilities decreased by less than $0.1 million in each of the first, second and third quarters of 2004. Long-term liabilities increased by $0.4 million in each of the first, second and third quarters of 2004. Depreciation, amortization and accretion expense increased by $0.6 million in each of the first, second and third quarters of 2004 while service, rental and maintenance expense decreased by $0.1 million in the first quarter of 2004 and decreased by $0.2 million in each of the second and third quarters of 2004.

2. Certain adjustments to the value of the deferred tax asset for 2003 and 2004 were not calculated appropriately.  In 2003, the deferred tax asset attributable to state income tax net operating losses (“NOLs”) was overstated due to the misapplication, for accounting purposes, of state laws which govern the realization of NOLs. Previously, the Company valued its 2003 state income tax NOLs based on an erroneous state income tax rate and a single NOL utilization rule rather than on an evaluation of each applicable jurisdiction’s rate and rules. The Company also determined that its 2003 deferred tax asset for certain fixed assets and intangibles was misstated due to errors in the accounting for tax basis and in the application of a federal limitation. The federal limitation may restrict certain tax depreciation and amortization deductions for a limited time. Accordingly, the restated financial statements include a net $11.9 million decrease in deferred tax assets and additional paid-in capital as of December 31, 2003.

In addition to the impact of the matters described above, in 2004, an erroneous calculation was used to determine the applicable state income tax rate used to value deferred tax assets. The 2004 calculation did not properly consider the Company’s state income tax apportionment. Accordingly, the restated financial statements include a $19.6 million decrease in deferred tax assets and a $7.5 million increase to income tax expense for the year ended December 31, 2004. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $1.7 million to goodwill in 2004.

3. Certain state and local transactional taxes were not recorded in the appropriate periods.  The Company’s process for identifying and recording state and local transactional taxes failed to recognize a $2.8 million liability for certain transactional taxes imposed by certain jurisdictions in which the Company operates. These errors were initially noted and recognized by the Company in the second and third quarters of 2005 through recognition of additional expense. However, during the preparation of the Company’s 2005 financial statements, the Company determined that it is appropriate to restate previous years’ financial statements because only $0.6 million of the liability relates to 2005 and the remaining $2.2 million was incurred in prior years. To correct these errors, the restated financial statements reflect the recognition of these expenses in the appropriate accounting periods. Accordingly, the restated financial statements include a $0.5 million, $0.8 million and $0.7 million increase in general and administrative expense in 2002, 2003 and 2004, respectively, and a $2.2 million decrease in general and administrative expense in 2005. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $0.2 million to goodwill in 2004.

4. Adjustments were required to assets and liabilities acquired as part of the November 2004 acquisition of Metrocall.  As a result of a failure to accurately and completely apply cash receipts at Metrocall, the Company incorrectly allocated the purchase price consideration to other accounts receivable recorded in the historical Metrocall financial statements. This error resulted in an overstatement of other accounts receivable of $0.7 million at December 31, 2004. Accordingly, the restated financial statements include a decrease in accounts receivable of $0.7 million with a corresponding increase to goodwill at December 31, 2004.

5. Depreciation expense was incorrectly calculated in 2003 and 2004.  Depreciation expense did not accurately reflect the expected economic usage of the Company’s paging network infrastructure assets. The Company previously established an overall depreciable life of 60 months for its paging infrastructure and accelerated depreciation on specified asset groups. In 2003, the depreciation expense related to certain specified asset groups that were removed from service was not properly calculated.

Accordingly, the restated financial statements for 2003 include an increase in depreciation, amortization and accretion expense and accumulated depreciation of $7.6 million. The restated financial statements for 2004 reflect a $9.9 million decrease in depreciation, amortization and accretion expense and accumulated depreciation. The interim quarterly financial statements for the first, second and third quarters of 2004 reflect a decrease in depreciation, amortization and accretion expense and accumulated depreciation of $0.7 million, $3.5 million and $1.2 million, respectively.

6. Employee severance was not recorded during 2004.  During 2004 certain Arch key executives were terminated, triggering potential future payment of severance benefits. The Company did not appropriately accrue the fair value of certain one-time future termination benefits due to those executives, resulting in an understatement of severance expense and accrued liabilities for the quarter and year ended December 31, 2004 of $0.9 million. Accordingly, the restated financial statements include an increase in accrued liabilities and severance expense in the fourth quarter of 2004 of $0.9 million.

7. Other income was not recorded properly.  The Company determined that a correction of its minority interest in GTES LLC, a consolidated subsidiary, originally recorded in the first quarter of 2005, should be recorded in the fourth quarter of 2004. Accordingly, the restated financial statements include an increase to other income by $0.2 million and a decrease to other long-term liabilities by $0.2 million in the fourth quarter of 2004.

Effects of Restatements

Summary of Adjustments to
Operating Income, Net Income, and Earnings per Share

	Seven Months
	Ended
	December 31,	Year Ended December 31,
	2002	2003	2004
	(In thousands except share amounts)

Operating income — as previously reported	$25,326	$46,115	$29,046
Increase (decrease) due to changes in:
Service, rental and maintenance expense	2,684	2,549	504
General and administrative expense	(536)	(781)	(747)
Depreciation, amortization and accretion	(6,317)	(10,421)	7,161
Severance and restructuring	—	—	(856)

Operating income — as restated	$21,157	$37,462	$35,108

Net income — as previously reported	$827	$16,128	$13,481
Adjustments to operating income, net	(4,169)	(8,653)	6,062
Other income, net — increase	—	—	156
Income tax expense — (increase) decrease	—	5,533	(7,532)

Net income (loss) — as restated	$(3,342)	$13,008	$12,167

	Seven Months
	Ended
	December 31,	Year Ended December 31,
	2002	2003	2004

Diluted net income per common share — as previously reported	0.04	$0.81	$0.64
Effect of adjustments to net income (loss)	(0.21)	(0.16)	(0.06)

Diluted net income (loss) per common share — as restated	$(0.17)	$0.65	$0.58

Summary of Adjustments to Assets and Liabilities

	December 31,
	2002	2003	2004
	(In thousands)

Assets
Increase (decrease) in:
Accounts receivable, net	$—	$—	$(740)
Property and equipment, net	4,710	(5,367)	3,520
Goodwill	—	—	2,578
Deferred income tax assets	—	(11,883)	(19,588)

Total impact on Assets	$4,710	$(17,250)	$(14,230)

Total Assets, as restated	$442,634	$495,495	$782,147

Liabilities
Increase (decrease) in:
Accrued taxes	$536	$1,317	$2,235
Accrued restructuring	—	—	856
Accrued other	2,939	780	951
Other long-term liabilities	5,404	9,012	9,025

Total impact on Liabilities	$8,879	$11,109	$13,067

Total Liabilities, as restated	$328,410	$169,231	$226,107

Equity
Increase (decrease) in:
Additional paid-in capital	$—	$(21,070)	$(18,694)
Retained earnings	(4,169)	(7,289)	(8,603)

Total impact on Equity	(4,169)	$(28,359)	$(27,297)

Total Equity, as restated	$114,224	$326,264	$556,040

Total Liabilities and Equity, as restated	$442,634	$495,495	$782,147

None of the restatement items discussed above impacted reported revenues, cash balances or cash flows. For additional information relating to the effect of the restatement, see Note 1 of the Notes to Consolidated Financial Statements.

Only those items affected by the restatement have been changed in this Form 10-K/A. Those areas include Item 6, 7, 8, 9A and 15. Other information in this Form 10-K/A has not been updated to reflect the impact of any other items occurring subsequent to the original 10-K filing date.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to USA Mobility and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors Affecting Future Operating Results”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under “Risk Factors Affecting Future Operating Results”.

PART I

ITEM 1.	BUSINESS

General

USA Mobility, Inc. a Delaware corporation is a leading provider of local, regional and nationwide one-way messaging and two-way messaging services. Through our nationwide wireless networks, we provide messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (“SMSAs”). At December 31, 2004, we had approximately 5.7 million and 0.5 million one and two-way messaging units in service, respectively.

Our principal office is located at 6677 Richmond Highway, Alexandria, Virginia 22306, and our telephone number is (703) 660-6677. Our Internet address is www.usamobility.com.  We make available free of charge through our web site our annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission. The information on our web site is not incorporated by reference into this amended Annual Report on Form 10-K/A and should not be considered a part of this report.

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

After the merger was completed, former holders of Arch common stock and options held approximately 72.5% of the fully diluted shares of our common stock and holders of former Metrocall common stock and options held 27.5% of our fully diluted common stock. The merger was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141, (“SFAS No. 141”), Business Combinations.  Arch was deemed the acquiring entity due primarily to its former shareholders holding a majority of our common stock. Accordingly, the basis of the Arch assets and liabilities were reflected at their historical basis and amounts allocated to Metrocall’s assets and liabilities were based upon the purchase price and estimated fair values of such assets and liabilities as of the merger date. Since Arch was deemed the acquiring entity, Arch’s historical financial results prior to the merger are reflected throughout this Form 10-K/A.

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

We believe the combination of Arch and Metrocall provides us with potential to generate stronger operating and financial results than either company could have achieved separately. We anticipate the combination will result in substantial synergies and cost reductions compared to the costs that would have been incurred to operate the companies on a stand-alone basis due to the expected elimination of duplicative or redundant operations, functions and locations. We also anticipate the net cash flows from operating activities should allow the combined company to repay the borrowings required to complete the merger within twelve months following November 16, 2004.

Our business objectives and operating strategy for 2005 will focus on maximizing cash flows provided by our operating activities while integrating the operations of Arch and Metrocall. Key elements of this strategy are:

•	Customer and revenue retention;

•	Sales of new products and services; and

•	Cost efficiencies and integration synergies.

Customer and Revenue Retention — Our customer and revenue retention efforts focus on customer service and sales efforts to existing and prospective business, medical and government customers. Retention efforts are supported through our national sales force and customer service model designed to provide support to customers based on their account size. Our customer service representatives assist customers in managing their account activity. In addition, they address customer inquiries from existing or potential customers. We continue to provide customer service at both the field and national level to address the demands and expectations of our customers. Despite our emphasis on customer and revenue retention, we expect that our customers and revenue will continue to decline for the foreseeable future, due to technological competition from the mobile phone/PDA service providers as they continue to lower cost while adding functionality.

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

Technical Infrastructure and Network Operations — Integration efforts in this area include, among other things, consolidation of our one-way networks; the deconstruction of one of our two-way networks, the combination of our satellite resources into one common transmission platform and the elimination of approximately one-third of the combined company’s switch locations. As of December 31, 2004, we had 18,718 transmitters servicing the Arch and Metrocall networks, 15 percent of which we expect to eliminate during 2005 as a result of our integration efforts. As a result of fewer transmitters, we expect to incur lower telecommunications and other utility costs and payroll related expenses. The related reduction in transmitter lease expenses will result over time as the leases expire during 2005, 2006, 2007 and beyond.

Selling and Marketing — Both Arch and Metrocall operate sales offices in most major cities in the United States. The merger will enable us to combine sales offices and service our subscriber base with fewer sales positions in markets where overlapping operations exist. As a result of the merger, we eliminated over 300 selling and marketing positions prior to December 31, 2004. In addition, we expect to close between 45 and 60 of our 141 field sales office locations in 2005. Although we plan to close certain offices, our ability to reduce rent expense will depend on our success negotiating buyout settlements or securing subtenants, otherwise savings will not occur until the underlying leases expire.

Billing System Consolidation — Both Arch and Metrocall have a separate, stand-alone billing system and related support staff utilized to monitor and prepare invoices, manage customer service and track subscriber equipment. Each company incurs payroll, license fees and other expenses to operate their billing system. We expect to convert the Metrocall billing system into the Arch billing system by the close of the third quarter 2005. However, due to contractual agreements, much of the cost benefit from this consolidation will not occur until 2006.

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

Indirect.  Within our indirect channel we contract with and invoice an intermediary for airtime services. The intermediary or “reseller” in turn markets, sells, and provides customer service to the end-user. There is no contractual relationship that exists between us and the end subscriber. Therefore, operating costs per unit to provide these services are significantly below that required in the direct distribution channel. Indirect units in service typically have lower average monthly revenue per unit than direct units in service. The rate at which subscribers disconnect service in our indirect distribution channel has been higher than the rate experienced with our direct customers and we expect this to continue in the foreseeable future.

The following tables set forth units in service and revenue associated with our two channels of distribution:

	As of December 31,
	2002(a)		2003(a)		2004(b)
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	4,312	76%	3,674	83%	5,003	81%
Indirect	1,328	24	763	17	1,199	19

Total	5,640	100%	4,437	100%	6,202	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch and Metrocall.

	For the Year Ended December 31,
	2002(a)		2003(a)		2004(b)
	Revenue	%	Revenue	%	Revenue	%
	(Dollars in thousands)

Direct	$746,462	91%	$554,345	93%	$457,789	93%
Indirect	72,267	9	43,133	7	32,371	7

Total	$818,729	100%	$597,478	100%	$490,160	100%

(a)	Includes revenues of Arch only.

(b)	Includes revenues of Arch for the twelve months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.

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

The following table summarizes the breakdown of our one and two-way units in service at specified dates:

	December 31,
	2002(a)		2003(a)		2004(b)
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	5,288	94%	4,147	93%	5,673	91%
Two-way messaging	352	6	290	7	529	9

Total	5,640	100%	4,437	100%	6,202	100%

(a)	Includes one and two-way messaging units in service of Arch.

(b)	Includes one and two-way messaging units in service of Arch and Metrocall.

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

The following table summarizes the number of units in service owned by us, our subscribers and our indirect customers at specified dates:

	December 31,
	2002(a)		2003(a)		2004(b)
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	4,005	71%	3,310	75%	4,755	77%
Owned by subscribers	307	5	364	8	248	4
Owned by indirect customers or their subscribers	1,328	24	763	17	1,199	19

Total	5,640	100%	4,437	100%	6,202	100%

(a)	Includes units in service of Arch.

(b)	Includes units in service of Arch and Metrocall.

Messaging Networks and Licenses

We hold licenses to operate on various frequencies in the 150 MHz, 450 MHz and 900 MHz bands. We are licensed by the Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”) messaging services. These licenses are utilized to provide one-way and two-way messaging services over our networks.

We operate local, regional and nationwide one-way networks, which enable our subscribers to receive messages over a desired geographic area. The majority of the messaging traffic that is transmitted on our 150 MHz and 450 MHz frequency bands utilize the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction. One-way networks operating in 900 MHz frequency bands predominantly utilize the FLEXtm protocol developed by Motorola along with some legacy POCSAG traffic that is broadcast in this band as well. The FLEXtm protocol is a newer technology having the advantage of functioning at higher network speeds which increases the volume of messages that can be transmitted over the network as well as having more robust error correction which facilitates message delivery to a device with fewer transmission errors.

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

Failure to follow the FCC’s rules and regulations can result in a variety of penalties, ranging from monetary fines to the loss of licenses. Additionally, the FCC has the authority to modify licenses, or impose additional requirements through changes to its rules.

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

At December 31, 2004, we owned four office buildings in the United States. In addition, we leased facility space, including our executive headquarters, sales, technical, and storage facilities in approximately 320 locations in 44 states.

We lease transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 14,000 locations in all 50 states and Puerto Rico. These leases are for various terms and provide for monthly lease payments at various rates.

ITEM 3.	LEGAL PROCEEDINGS

USA Mobility, Inc. was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. Each action was brought by a Metrocall shareholder on his own behalf and purportedly on behalf of all public shareholders of Metrocall’s common stock, excluding the defendants and their affiliates and associates. Each complaint alleges, among other things, that the Metrocall directors violated their fiduciary duties to Metrocall shareholders in connection with the proposed merger between Arch and Metrocall and that USA Mobility and Arch aided and abetted the Metrocall directors’ alleged breach of their fiduciary duties. The complaints seek compensatory relief as well as an injunction to prevent consummation of the merger. USA Mobility believes the allegations made in the complaints are without merit. However, given the uncertainties and expense of litigation, we and the other defendants have entered into a memorandum of understanding with the plaintiffs to settle these actions. The proposed settlement, which must be approved by the court, required, among other things, Arch and Metrocall to issue a supplement to the joint proxy/prospectus (which was first mailed to Metrocall and Arch shareholders on October 22, 2004) and to announce their respective operating results for the three months ended September 30, 2004 in advance of the shareholder meeting that occurred on November 8, 2004. Plaintiffs’ counsel of record in the actions will apply to the Court for an award of attorneys’ fees and expenses not to exceed $275,000, and defendants have agreed to not oppose such application. Metrocall, Arch and USA Mobility have agreed to bear the costs of providing any notice to Metrocall stockholders regarding the proposed settlement.

On November 10, 2004, former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/Endispute in Boston, Massachusetts, asserting that they were terminated from their employment by the Company pursuant to a “Change in Control” as defined in their respective Executive Employment Agreements (the “Claim”). The Former Executives filed the Claim against Arch Wireless, Inc., Arch Wireless Holdings, Inc., Arch Wireless Operating Co., Inc., MobileMedia Communications, Inc. and Mobile Communications Corporation of America (collectively, the “Respondents”). The Former Executives asserted in their Claim, entitlement to additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements, attorneys fees and costs and unspecified other and further relief. In the event that the Former Executives were to prevail on their Claim they could be awarded additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements up to approximately $8.5 million plus the costs of attorneys fees and other costs. We and the Former Executives mutually selected an arbitrator to preside over the case. Discovery is underway and the trial is scheduled to take place in May 2005. We are disputing the Claim vigorously. We do not believe that a Change in Control as defined in the Former Executives Executive Employment Agreements has occurred and believe that we will ultimately prevail in the arbitration proceeding.

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

Transfer Restrictions on Common Stock — In order to reduce the possibility that certain changes in ownership could impose limitations on the use of our tax attributes, our Amended and Restated Certificate of Incorporation contains provisions which generally restrict transfers by or to any 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock. After a cumulative indirect shift in ownership of more than 45% since its emergence from bankruptcy proceedings in May 2002 (as determined by taking into account all relevant transfers of the stock of Arch prior to our acquisition, including transfers pursuant to the merger or during any relevant three-year period) through a transfer of our common stock, any transfer of our common stock by or to a 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock, will be prohibited unless the transferee or transferor provides notice of the transfer to us and our board of directors determines in good faith that the transfer would not result in a cumulative indirect shift in ownership of more than 47%.

Prior to a cumulative indirect ownership change of more than 45%, transfers of our common stock will not be prohibited except to the extent that they result in a cumulative indirect shift in ownership of more than 47%, but any transfer by or to a 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock requires a notice to us. Similar restrictions apply to the issuance or transfer of an option to purchase our common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. These restrictions will remain in effect until the earliest of (a) the repeal of Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), (or any comparable successor provision) and (b) the date on which the limitation amount imposed by Section 382 of the IRC in the event of an ownership change would not be less than our tax attributes subject to these limitations. Transfers by or to us and any transfer pursuant to a merger approved by our board of directors or any tender offer to acquire all of our outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

We are a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to these acquisitions, USA Mobility had conducted no operations other than those that were incidental to its formation. For financial reporting purposes, Arch was deemed the acquiring entity and is the predecessor registrant of USA Mobility. Accordingly, the consolidated historical information and operating data for the year ended December 31, 2004 reflects that of Arch for the twelve months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004. Historical financial information and operating data as of December 31, 2000, 2001, 2002 and 2003, and for the four years ended December 31, 2003 reflect that of Arch. The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2004.

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

The selected financial data set forth in this Item 6 have been restated to reflect adjustments to the Company’s consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the U.S. Securities and Exchange Commission on March 17, 2005. See Note 1 of the Notes to Consolidated Financial Statements for additional information regarding the restatement. Financial and operating data as of December 31, 2000, 2001, 2002, 2003 and 2004 and for each of the two years ended December 31, 2001, for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the two years ended December 31, 2004 have been derived from the audited consolidated financial statements of USA Mobility or its predecessor, Arch. The consolidated financial statements of Arch for the two years ended 2001 were audited by Arthur Andersen LLP, which has ceased operations.

As described in this Annual Report on Form 10 K/A for the year ended December 31, 2004, the Company restated its financial statements for the seven months ended December 31, 2002 and for the years ended December 31, 2003 and 2004.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	Arch Predecessor Company			Reorganized Company
			Five Months	Seven Months
			Ended	Ended
	Year Ended December 31,		May 31,	December 31,	Year Ended December 31,
	2000	2001	2002	2002	2003	2004
				(Restated)	(Restated)	(Restated)
	(Dollars in thousands except per share amounts)
Statements of Operations Data:
Revenues:
Service, rental and maintenance	$794,997	$1,101,762	$351,721	$432,445	$571,989	$470,751
Product sales	56,085	61,752	13,639	20,924	25,489	19,409

	851,082	1,163,514	365,360	453,369	597,478	490,160
Operating expenses:
Cost of products sold	35,861	42,301	10,426	7,740	5,580	4,347
Service, rental and maintenance	182,993	306,256	105,990	132,611	189,290	160,144
Selling and marketing	107,208	138,341	35,313	37,897	45,639	36,085
General and administrative	263,901	388,979	116,668	136,793	166,948	130,046
Depreciation, amortization and accretion (2)	500,831	1,584,482	82,720	110,192	129,658	107,629
Stock-based and other compensation	—	—	—	6,979	6,218	4,863
Reorganization expense	—	154,927	—	—	—	—
Severance and restructuring	—	—	—	—	16,683	11,938
Restructuring charges	5,425	7,890	—	—	—	—

Operating income (loss)	(245,137)	(1,459,662)	14,243	21,157	37,462	35,108
Interest and non-operating expenses, net	(169,252)	(258,870)	(2,178)	(18,340)	(19,237)	(5,914)
Gain (loss) on extinguishment of debt	58,603	34,229	1,621,355	—	—	(1,031)
Other income (expense)	—	—	110	(1,129)	516	814

Income (loss) before reorganization items, net and fresh start accounting adjustments	(355,786)	(1,684,303)	1,633,530	1,688	18,741	28,977
Reorganization items, net	—	—	(22,503)	(2,765)	(425)	—
Fresh start accounting adjustments, net	—	—	47,895	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(355,786)	(1,684,303)	1,658,922	(1,077)	18,316	28,977
Income tax benefit (expense)	46,006	121,994	—	(2,265)	(5,308)	(16,810)

Income (loss) before cumulative effect of change in accounting principle	(309,780)	(1,562,309)	1,658,922	(3,342)	13,008	12,167
Change in accounting principle	—	(6,794)	—	—	—	—

Net income (loss)	$(309,780)	$(1,569,103)	$1,658,922	$(3,342)	$13,008	$12,167

Basic net income (loss) per common share:
Net income (loss) before accounting change	$(4.10)	$(8.79)	$9.09	$(0.17)	$0.65	$0.58
Accounting change	—	(0.04)	—	—	—	—

Net income (loss)	$(4.10)	$(8.83)	$9.09	$(0.17)	$0.65	$0.58

Diluted net income (loss) per common share:
Net income (loss) before accounting change	$(4.10)	$(8.79)	$9.09	$(0.17)	$0.65	$0.58
Accounting change	—	(0.04)	—	—	—	—

Net income (loss)	$(4.10)	$(8.83)	$9.09	$(0.17)	$0.65	$0.58

Other Operating Data:
Capital expenditures, excluding acquisitions	$140,285	$109,485	$44,474	$39,935	$25,446	$19,232

	Arch Predecessor Company		Reorganized Company
	2000	2001	2002	2003	2004
			(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Current assets	$211,443	$244,453	$115,231	$110,567	$128,058
Total assets	2,309,609	651,633	442,634	495,495	782,147
Long-term debt, less current maturities (1)	1,679,219	—	162,185	40,000	47,500
Liabilities subject to compromise (1)	—	2,096,280	—	—	—
Redeemable preferred stock (1)	30,505	—	—	—	—
Stockholders’ equity (deficit)	(94,264)	(1,656,911)	114,224	326,264	556,040

(1)	In accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, (“SOP 90-7”), at December 2001, Arch classified substantially all of its pre-petition liabilities and redeemable preferred stock as “Liabilities Subject to Compromise.” See Note 2 to the Notes to Consolidated Financial Statements.

(2)	Depreciation amortization and accretion expense increased in 2001 primarily due to an impairment charge of $976.2 million related to Arch’s long-lived assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement for the Years Ending December 31, 2003 and 2004

The Company has filed this amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004. The purpose of this amended filing is to restate financial statements and other financial information for the periods 2002, 2003 and 2004 to reflect certain adjustments. All amounts contained within management’s discussion and analysis have been corrected to reflect the impact of the restatement. See Note 1 to the Notes to Consolidated Financials Statements.

Operations

Merger of Arch and Metrocall

We are a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to the merger, we had not conducted any activities other than those incidental to our formation. The following describes the consideration issued in the merger:

•	We issued one share of our common stock for each outstanding share of Arch common stock totaling approximately 19.6 million shares;

•	We paid $75 per share for two million Metrocall shares and issued 1.876 shares of our common stock for each share of the remaining Metrocall common shares totaling approximately 7.2 million new shares;

•	All options to purchase shares of Arch common stock and any previously issued and outstanding restricted stock, that was not repurchased, were exchanged for an equal number of options or restricted shares of our common stock on the same terms and restrictions previously applicable;

•	Holders of unexercised options to purchase Metrocall common stock received options to purchase 1.876 shares of our common stock per share at an exercise price equal to the exercise price per share of Metrocall common stock divided by 1.876.

In order to consummate the merger, we borrowed $140.0 million to fund a portion of the $150.0 million cash consideration paid to holders of Metrocall common stock.

After the transactions were completed, former holders of Arch common stock and options held approximately 72.5% of the fully diluted shares of our common stock and holders of former Metrocall common stock and options held 27.5% of our fully diluted common stock. The merger was accounted for under the purchase method of accounting pursuant to SFAS No. 141, Business Combinations. Arch was deemed the acquiring entity due primarily to its former shareholders holding a majority of our common stock. Accordingly, the basis of the Arch assets and liabilities were reflected at their historical basis and amounts allocated to Metrocall’s assets and liabilities were based upon the purchase price and the estimated fair values of such assets and liabilities as of the merger date. Since Arch was deemed the acquiring entity, Arch’s historical financial results prior to the merger are reflected throughout this Form 10-K/A.

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

	For the Year Ended December 31,
	2002(a)	2003(a)	2004(b)

Direct	$11.73	$11.50	$10.17
Indirect	3.12	3.53	4.00
Consolidated	9.40	9.85	9.17

(a)	Includes average revenue per unit for Arch only.

(b)	Includes average revenue per unit for Arch for the year ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.

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

Lease payments for transmitter locations are largely dependent on our messaging networks. As described in “Messaging Networks and Licenses,” we operate local, regional and nationwide one and two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which, in turn, is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margin as revenues decline. In order to reduce this expense, we have an active program to consolidate the number of networks and thus transmitter locations, which we refer to as network rationalization. In 2003 and 2004, we removed 4,536 and 1,040 transmitters from various networks, respectively. As previously discussed, we plan to remove approximately 15% of our 18,718 transmitters in 2005 in conjunction with our integration activities.

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

The total of our cost of products sold; service, rental and maintenance; selling and marketing and general and administrative expenses was $315.0 million (restated), $407.5 million (restated) and $330.6 million (restated) for the years ended December 31, 2002, 2003 and 2004, respectively. Since it is anticipated that demand for one and two-way messaging will continue to decline, expense reductions will continue to be necessary in order for us to maintain operating margins at current levels.

Results of Operations

As previously discussed, Arch and Metrocall merged on November 16, 2004. The results of operations and cash flows discussed below for 2004 include the operating results and cash flows of Arch for the twelve months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004. For periods prior to 2004, the operating results and cash flows of Arch or its predecessor company are presented. In addition, the results of operations discussed below also include certain adjustments associated with the Company’s restatement, which are described in detail in Note 1 of the Notes to Consolidated Financial Statements.

Comparison of the Results of Operations for the Years Ended December 31, 2004 and 2003

	For the Year Ended December 31,
	2003		2004		Change Between
		% of		% of	2003 and 2004
	Amount	Revenue	Amount	Revenue	Amount	%
	(Amounts in thousands)

Revenues:
Service, rental & maintenance	$571,989	95.7%	$470,751	96.0%	$(101,238)	(17.7)%
Product sales	25,489	4.3	19,409	4.0	(6,080)	(23.9)

	597,478	100.0	490,160	100.0	(107,318)	(18.0)

Selected operating expenses:
Cost of products sold	$5,580	0.9	$4,347	0.9	$(1,233)	(22.1)
Service, rental & maintenance (restated)	189,290	31.7	160,144	32.7	(29,146)	(15.4)
Selling and marketing	45,639	7.6	36,085	7.4	(9,554)	(20.9)
General and administrative (restated)	166,948	27.9	130,046	26.5	(36,902)	(22.1)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist largely of revenues associated with the sale of devices and charges for leased devices that are not returned. We do not differentiate between service and rental revenues. The decrease in total revenues consisted of a $137.5 million decrease in recurring fees associated with the provision of messaging services and a $8.3 million decrease in revenues from device transactions related to the operations of Arch partially offset by recurring fees associated with the provision of messaging services of $36.3 million and revenues from device and other sales transactions of $2.2 million related to the operations of Metrocall from November 16, 2004 to December 31, 2004. The table below sets forth units in service and recurring fees, the changes in each between 2003 and 2004 and the change in revenue associated with differences in the numbers of units in service and the average revenue per unit, known as ARPU.

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

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,
	2003		2004		Change Between
		% of		% of	2003 and 2004
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$101,150	16.9%	$85,530	17.4%	$(15,620)	(15.4)%
Telephone related expenses	36,708	6.1	28,587	5.8	(8,121)	(22.1)
Payroll and related expenses	30,350	5.1	26,415	5.4	(3,935)	(13.0)
Fees paid to other network providers	2,585	0.4	2,196	0.4	(389)	(15.0)
Operator dispatch fees	4,434	0.7	3,481	0.7	(953)	(21.5)
Other (restated)	14,063	2.4	13,935	2.8	(128)	(0.9)

Total	$189,290	31.7%	$160,144	32.7%	$29,146	(15.4)%

As illustrated in the table above, service, rental and maintenance expenses decreased $29.1 million or 15.4% from 2003, however the percentage of these costs to revenues increased as our revenue decreased 18.0%. Following is a discussion of each significant item listed above:

•	The decrease in lease payments for transmitter locations consists of a decrease of $21.8 million partially offset by $6.2 million of lease expenses from Metrocall operations. As discussed earlier, we have reduced the number of transmitters in service in conjunction with network consolidation plans. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	The decrease in telephone expenses reflected a decrease of $10.0 million partially offset by $1.9 million of telephone expenses associated with Metrocall operations. The decrease related to Arch operations was related to the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities. The decrease in fees paid to other network providers was due primarily to our efforts to migrate customers from other network providers to our networks and, to a lesser extent, lower units in service. The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

•	Service, rental and maintenance payroll consist largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category decreased $5.8 million due primarily to 65 fewer employees in 2004 and lower overtime due to less network consolidation activity in 2004, partially offset by $1.9 million from Metrocall operations.

•	Other expenses include a decrease of $2.5 million in 2003 and a decrease of $0.5 million in 2004 due to a gain on deconstructing transmitters at a cost less than the estimated fair value of the related asset retirement obligation liability.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expense. Selling and marketing payroll and related expenses decreased $9.6 million or 20.9% over 2003. This decrease was due primarily to a decrease in the number of sales representatives and sales management which resulted from our continuing efforts to maintain or improve sales force productivity throughout the year, and staffing reductions completed after the merger closing.

General and Administrative Expenses.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,
	2003		2004		Change Between
		% of		% of	2003 and 2004
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$81,518	13.6%	$56,132	11.5%	$(25,386)	(31.1)%
Bad debt	8,247	1.4	3,789	0.8	(4,458)	(54.1)
Facility expenses	17,529	2.9	15,873	3.2	(1,656)	(9.4)
Telephone	10,076	1.7	7,065	1.4	(3,011)	(29.9)
Outside services	13,642	2.3	14,316	2.9	674	4.9
Taxes and permits (restated)	9,595	1.6	12,716	2.6	3,121	32.5
Other	26,341	4.4	20,155	4.1	(6,186)	(23.5)

Total	$166,948	27.9%	$130,046	26.5%	$(36,902)	(22.1)%

As illustrated in the table above, general and administrative expenses decreased $36.9 million from the year ended December 31, 2003 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

•	General and administrative payroll and related expenses include employees in customer service, inventory, collections, finance and other administrative functions as well as executive management. Certain of these functions vary with direct units in service and therefore we anticipate staffing reductions over the next several quarters in conjunction with the integration of Arch and Metrocall. The decrease in this category was primarily due to lower average number of employees. In addition, bonus expense was $7.9 million less due to changes in the 2004 bonus plan and a lower number of participants in the current year.

•	The decrease in bad debt expenses reflected a decrease of $5.3 million related partially offset by $818,000 related to Metrocall operations. The decrease in bad debt expense was due to improved collections and lower levels of overall accounts receivable, which resulted from decreases in revenues as described above.

•	The decrease in telephone expenses consists of a $3.7 million decrease partially offset by $678,000 related to Metrocall operations. The decrease in telephone expenses was due primarily to fewer calls to call centers due to fewer units in service and the reduction of physical locations at which we operated.

•	Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2004 was due primarily to higher outsourced customer service of $2.1 million as we moved additional smaller accounts to our third-party provider during 2004 and professional fees of $1.0 million associated with the documentation and testing requirements of section 404 of the Sarbanes-Oxley Act of 2002 and the additional audit work required due to the merger. These increases were partially offset by lower billing costs of $889,000 due to fewer customers.

•	Taxes and permits increased by $0.8 million and $0.7 million for 2003 and 2004, respectively, as a result of the restatement described in Note 1 of the Notes to Consolidated Financial Statements. Taxes and permits consist primarily of property, franchise and gross receipts taxes. The change from 2003 to 2004 consists primarily of expenses of $1.8 million related to Metrocall operations, and an increase of $1.3 million due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices, repairs and maintenance associated with computer hardware and software, insurance

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

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense for 2004 includes $7.2 million decrease in expense associated with this restatement. See Note 1 of the Notes to Consolidated Financial Statements for further information. Depreciation, amortization and accretion expense decreased to $107.6 million (restated) for the year ended December 31, 2004 from $129.7 million (restated) for the same period in 2003. The decrease in depreciation, amortization and accretion expense of $22.1 million between 2003 and 2004 primarily consisted of the following: (a) a reduction of $11.0 million due to fully depreciated paging infrastructure assets, (b) a reduction of $0.7 million due to the change in the expected useful life of the Arch paging infrastructure, (c) an increase of $1.9 million due to addition of Metrocall’s paging infrastructure as of November 16, 2004, (d) an $11.4 million reduction in depreciation expense primarily due to lower paging device depreciation reselling from reduced subscriptions, and (e) a $0.7 million reduction in accretion expense due to the change in network timing of the expected deconstruction of the combined paging network infrastructure.

Stock Based Compensation.  Stock-based compensation decreased to $4.9 million for the year ended December 31, 2004 from $6.2 million for the same period in 2003. The decrease is primarily the result of lower compensation costs associated with the long-term management incentive plan and lower compensation expense associated with common stock and options to purchase common stock previously issued to management and the board of directors. The decrease in compensation cost related to restricted stock was due largely to the repurchase of restricted stock previously issued to certain members of management in conjunction with their termination.

Severance and Restructuring.  Severance expenses decreased from $16.7 million in 2003 to $11.9 million in 2004 primarily because of staff reductions undertaken by Arch in conjunction with its merger with Metrocall. Restructuring charges of $11.5 million and $3.0 million for 2003 and 2004, respectively, relate to certain lease agreements for transmitter locations. Under the terms of these agreements, we are required to pay minimum amounts for a designated number of transmitter locations. However, we determined the designated number of transmitter locations were in excess of current and anticipated needs and we ceased to use these locations. The remaining balance of this reserve for lease obligation costs of $3.5 million will be paid over the next two quarters.

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

Income Tax Expense.  For the years ended December 31, 2003 and December 31, 2004, the Company recognized an income tax provision of $5.3 million (restated) and $16.8 million (restated), respectively. As described in Note 1 of the Notes to Consolidated Financial Statements, these provisions were restated to include adjustments to state NOLs, a change in the expected applicable tax rate, the correction of errors made concerning the tax basis of depreciable and amortizable assets some of which were subject to limitations imposed by the IRC, and other miscellaneous adjustments. See Note 7 of the Notes to Consolidated Financial Statements for a detailed discussion of the provision calculations and the associated applicable tax rates. We anticipate recognition of provisions for income taxes to be required for the foreseeable future.

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

For financial statement purposes, Arch’s results of operations and cash flows have been separated as pre- and post-May 31, 2002 due to a change in basis of accounting in the underlying assets and liabilities. See Note 2 of Notes to Consolidated Financial Statements. For purposes of the following discussion we refer to Arch’s results prior to May 31, 2002 as results for Arch’s predecessor company and we refer to Arch’s results after May 31, 2002 as results for Arch’s reorganized company. The results of the reorganized company and the predecessor company for the two years ended December 31, 2003 are discussed below. However, for the reasons described in Note 2 and due to other non-recurring adjustments, certain aspects of the predecessor company financial statements for the periods before Arch emerged from bankruptcy are not comparable to the reorganized company’s financial statements. The following items are particularly noteworthy:

•	a gain of $1.6 billion was recognized in May 2002 from the discharge and termination of debt upon emergence from bankruptcy;

•	a gain of $47.9 million was recognized in May 2002 due to fresh start accounting adjustments;

•	reorganization expenses of $22.5 million and $2.8 million were recognized in the five months ended May 31, 2002 and the seven months ended December 31, 2002, respectively, and;

•	Arch did not accrue $76.0 million of contractual interest while it operated in bankruptcy for the five months ended May 31, 2002.

	For the Year Ended,
	2002		2003		Change Between
		% of		% of	2002 and 2003
	Amount	Revenue	Amount	Revenue	Amount	%
	Restated		Restated
	(Amounts in thousands)

Revenues
Service, rental & maintenance	$784,166	95.8%	$571,989	95.7%	$(212,178)	(27.0)%
Product sales	34,563	4.2	25,489	4.3	(9,073)	(26.3)

	$818,729	100.0	$597,478	100.0	$(221,251)	(27.0)%

Selected operating expenses:
Cost of products sold	$18,166	2.2	$5,580	0.9	$(12,586)	(69.3)
Service, rental & maintenance (restated)	238,601	29.1	189,290	31.7	(49,311)	(20.7)
Selling and marketing	73,210	8.9	45,639	7.6	(27,571)	(37.7)
General and administrative (restated)	253,461	31.0	166,948	27.9	(86,513)	(34.1)

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

Service, Rental and Maintenance.  Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Year Ended,
	2002		2003		Change Between
		% of		% of	2002 and 2003
	Amount	Revenue	Amount	Revenue	Amount	%

Lease payments for transmitter locations	$115,910	14.2%	$101,150	16.9%	$(14,760)	(12.7)%
Telephone related expenses	55,181	6.7	36,708	6.2	(18,473)	(33.5)
Payroll and related expenses	37,088	4.5	30,350	5.1	(6,738)	(18.2)
Fees paid to other network providers	7,672	0.9	2,585	0.4	(5,087)	(66.3)
Operator dispatch fees	5,751	0.7	4,434	0.7	(1,317)	(22.9)
Other (restated)	16,999	2.1	14,063	2.4	(2,936)	(17.3)

Total	$238,601	29.1%	$189,290	31.7%	$(49,311)	(20.7)%

As illustrated in the table above, service, rental and maintenance expenses decreased $49.3 million from 2002 to 2003, however the percentage of these costs to revenues increased, primarily due to lease payments for transmitter locations. As discussed earlier, Arch reduced the number of transmitters in service in conjunction with its network consolidation plans. Following is a discussion of each significant item listed above:

•	The decrease in telephone expenses resulted from savings associated with the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities.

•	The decrease in fees paid to other network providers was due primarily to Arch’s efforts to migrate customers from other network providers to its networks and, to a lesser extent, lower units in service.

•	The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

•	Service, rental and maintenance payroll and related expenses consist largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks Arch operates rather than the number of units in service on the networks. In 2003, Arch maintained higher staffing levels as they removed 4,536 transmitters in conjunction with its network consolidation efforts.

Selling and Marketing.  Selling and marketing consists primarily of payroll and related expenses. The decrease in selling and marketing payroll expenses was due primarily to a decrease in the number of sales representatives and sales management which resulted from Arch’s continuing efforts to maintain or improve sales force productivity.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended,				Change Between
	2002		2003		2002 and 2003
	Amount	% of Revenue	Amount	% of Revenue	Amount	%

Payroll and related expenses	$123,272	15.1%	$81,518	13.6%	$(41,754)	(33.9)%
Bad debt	35,256	4.3	8,247	1.4	(27,009)	(76.6)
Facility expenses	21,711	2.7	17,529	2.9	(4,182)	(19.3)
Telephone	15,385	1.9	10,076	1.7	(5,309)	(34.5)
Outside services	14,455	1.8	13,642	2.3	(813)	(5.6)
Taxes and permits (restated)	6,540	0.8	9,595	1.6	3,055	46.7
Other	36,842	4.4	26,341	4.4	(10,501)	(28.5)

Total	$253,461	31.0%	$166,948	27.9%	$(86,513)	(34.1)%

As illustrated in the table above, general and administrative expenses decreased $86.5 million from the year ended December 31, 2002 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

•	The decrease in payroll and related expenses was due to a lower number of employees in this category at December 31, 2003. In particular, the 1,141 fewer employees was due primarily to the improvement in the ratio of direct units in service per employee, in various work groups, such as customer service, collections and inventory.

•	The decrease in bad debt expense was due to improved collections and lower levels of overall accounts receivable, which resulted from decreases in revenues as described above.

•	The $4.2 million decrease in facilities expense was due to the closure of various office facilities in conjunction with Arch’s efforts to reduce the number of physical locations at which it operated.

•	The decrease in telephone expense was due primarily to fewer calls to Arch’s call centers due to less units in service and the reduction of physical locations at which it operated.

•	Taxes and permits is mostly represented by property, franchise and gross receipts taxes. The increase in 2003 was due primarily to Arch’s 2002 operating expenses including approximately $14.9 million of items that either did not recur or occurred at lower rates in 2003. During the fourth quarter of 2003, Arch reduced its estimates for future sales and property tax liabilities by $1.1 million and $2.0 million, respectively, which resulted in lower taxes and permits expense for the quarterly and annual results. In addition, taxes and permits increased by $0.8 million in 2003 and by $0.5 million in 2002 as a result of the restatement described in Note 1 to the Notes to Consolidated Financial Statements. These restated amounts reduced the net change in general and administrative expenses from year to year from $86.8 million before the restatement to $86.5 million as shown above.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expense for 2003 includes $10.4 million increase in expense associated with this restatement. See Note 1 of the Notes to Consolidated Financial Statements for further information. Depreciation, amortization and accretion expense decreased to $129.7 million for the year ended December 31, 2003 from $192.9 million for the same period in 2002. This decrease was due primarily to the change in fixed asset values recorded in fresh-start accounting and certain assets becoming fully depreciated. At fresh-start messaging devices were recorded with various estimated useful lives and in November 2002 and May 2003, two of these layers became fully-depreciated resulting in a reduction in depreciation expense of approximately $21.3 million in 2003. In addition to this decrease, 2003 depreciation expense was $12.1 million lower than 2002 due to the effect of a change in estimated useful lives of certain one-way transmission equipment recorded in 2002. The remaining decrease was due to the reduction in gross depreciable bases, which occurred upon fresh-start accounting, and lower amounts of capital expenditures. In addition, changes in accounting for the ARO associated with this restatement resulted in an increase in depreciation, amortization and accretion expense of $4.1 million.

Stock Based Compensation.  Stock-based and other compensation decreased to $6.2 million for the year ended December 31, 2003 from $7.0 million for the same period in 2002. The decrease is primarily the result of lower compensation costs associated with the long-term management incentive plan and lower compensation expense associated with common stock and options to purchase common stock previously issued to management and the board of directors.

Severance and Restructuring.  In the year ended December 31, 2003 we recorded severance and restructuring costs of $16.7 million, of which $11.5 million is related to certain lease agreements for transmitter locations. Under the terms of these agreements, we are required to pay minimum amounts for a designated number of transmitter locations. However, we determined the designated number of transmitter locations was in excess of our current and anticipated needs and we ceased to use the locations. The remaining balance of the transmitter lease reserve of $3.5 million will be paid over the next two quarters. Severance and restructuring costs also consist of $5.2 million of severance charges resulting from staff reductions as the Company continued to match its employee levels to operational requirements.

Interest Expense.  Interest expense decreased to $19.8 million for the year ended December 31, 2003 from $20.9 million for the same period in 2002. Due to Arch’s filing for protection under Chapter 11, it did not record interest expense on its debt from December 6, 2001 through May 31, 2002. Contractual interest that was neither accrued nor recorded on debt incurred by Arch before its emergence from bankruptcy was $76.0 million for the five months ended May 31, 2002. During the year ended December 31, 2003, Arch completed the redemption of its 10% notes and entered into several transactions to reduce the balance of its 12% notes, including:

•	in October 2003, the repurchase and retirement of notes with $22.4 million aggregate compounded value,

•	the mandatory redemption of $2.7 million compounded value on November 15, 2003,

•	the optional redemption of $11.8 million and $15 million compounded value on November 20 and December 31, 2003, respectively,

•	the announcement on December 31, 2003 of the optional redemption of $10 million compounded value which was made on January 30, 2004, and

•	subsequent to December 31, 2003, announced the optional redemption of an additional $10 million compounded value to be made in March 2004.

The completion of the repayment of its 10% notes and the transactions described above resulted in lower average debt during 2003.

Reorganization Items.  Reorganization items were $25.3 million and $0.4 million for the years ended December 31, 2002 and 2003, respectively. These expenses consisted of professional and other fees associated with Arch’s bankruptcy proceedings. Arch did not incur significant reorganization items in the year ended December 31, 2003 due to its emergence from Chapter 11 in May 2002.

Income Tax Expense.  For the year ended December 31, 2003, the Company recognized a $5.3 million (restated) income tax provision. As noted in this restatement, this provision includes adjustments to state NOLs and depreciable & amortizable asset bases, some of which are subject to federal limitations. Note 7 of the Notes to Consolidated Financial Statements includes a detailed discussion of the provision calculation and the expected applicable tax rate. The income tax provision for the period ended December 31, 2002, was $2.3 million.

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

CASH FLOWS

Our net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Year Ended December 31,
	2002	2003	2004
	(Dollars in millions)

Net cash provided by operating activities	$206.7	$181.2	$114.3
Net cash (used in) provided by investing activities	$(85.7)	$(22.0)	$(133.7)
Net cash provided by/ (used in) financing activities	$(156.0)	$(161.9)	$31.9

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

	Year Ended December 31,
	2003	2004	Increase (Decrease)

Cash received from customers	$606,174	$492,710	$(113,464)
Cash paid for —
Payroll and related expenses	163,395	132,672	(30,723)
Lease payments for tower locations	101,438	96,284	(5,154)
Telephone expenses	49,969	37,290	12,679
Interest expense	15,033	6,966	8,067
Other operating expenses	95,094	105,233	10,139

Net cash provided by operating activities for the twelve months ended December 31, 2004 decreased $67.0 million from the same period in 2003 due primarily to the following:

•	Cash received from customers decreased $113.5 million in 2004 compared to the same period in 2003. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue declines of $107.3 million, as discussed earlier, and a lower change in accounts receivable of $16.4 million in 2003 compared to $11.7 million in 2004. The change in accounts receivable was due to lower billings resulting from fewer units in service, lower revenue and more timely payments from our customers.

•	Cash payments for payroll and related expenses decreased $30.7 million due primarily to lower payroll expenses of $39.4 million, as discussed above, partially offset by $5.0 million of lower accruals for incentives and other payroll amounts and higher severance expenses of $3.7 million.

•	Lease payments for tower locations decreased $5.2 million. This decrease was due primarily to savings associated with network rationalization discussed above, offset by rent payments applied to the previously established restructuring reserve. As discussed earlier, the remaining balance of the restructuring reserve will be paid over the next two quarters.

•	Cash used for telephone related expenditures decreased $12.7 million in 2004 compared to the same period in 2003. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the twelve months ended December 31, 2004 compared to the same period in 2003 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger. Prior to December 31, 2004, we repaid $45.0 million of principal and subsequent to December 31, 2004 and through March 1, 2005 we repaid $28.5 million of principal. We anticipate repaying the remaining balance of the long-term debt during 2005.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to lower balances of accounts payable and other accrued expenses in the current year and higher payments for taxes and permits of $3.1 million partially offset by lower office expenses of $2.0 million and insurance expense of $1.9 million.

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

Net Cash (Used In) Provided By Investing Activities.  Net cash (used in) provided by investing activities in 2004 increased $111.7 million from the same period in 2003 due primarily to recording the Metrocall merger as previously discussed. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of paging and messaging devices, system and transmission equipment and information systems. Capital expenditures for 2004 of $19.2 million consisted primarily of the purchase of messaging devices and expenditures related to transmission and information systems equipment offset by $3.0 million of net proceeds from the sale of buildings and other assets. Capital expenditures decreased $6.2 million from 2003 due primarily to fewer purchases of messaging devices and a decrease in the average cost per unit. The amount of capital we will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, competitive conditions and the nature and timing of our strategy to integrate and consolidate our networks. In 2005, we expect capital expenditures of $25.0 to $30.0 million and expect to fund such requirements from net cash provided by operating activities. Investing activities in 2003 consisted primarily of capital expenditures of $25.4 million net of proceeds from the sale of buildings and other assets of approximately $3.2 million.

Net Cash Provided By (Used In) Financing Activities.  Net cash provided by (used in) financing activities in 2004 increased $193.8 million from the same period in 2003. In November 2004 as discussed below, we borrowed $140.0 million to fund the cash consideration related to the Metrocall merger. Also in 2004, Arch used $60.0 million of net cash provided by operating activities to redeem its 12% notes and $3.1 million for the purchase of treasury shares. In December, we repaid $45 million of the amount borrowed in conjunction with the merger. Arch’s financing activities in 2003 consisted solely of repayment of debt of $161.9 million.

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

March 1, 2005. The following table describes our principal borrowings at December 31, 2004 and associated debt service requirements.

Required
Value	Interest	Maturity Date	Repayments

$95.0 million	London InterBank Offered Rate plus 250 basis points	November 16, 2006	See below

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

We were in compliance with our financial covenants at December 31, 2004.

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

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
	(Dollars in thousands)

Long-term debt obligations and accrued interest	$95,547	$48,047	$47,500	$—	$—
Operating lease obligations	286,440	111,122	129,693	40,768	4,857
Purchase obligations	24,483	12,805	11,678	—	—
Other GAAP liabilities	19,971	6,371	8,993	1,236	3,371

Total	$426,441	$178,345	$197,864	$42,004	$8,228

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, restructuring reserves and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible assets were recorded in accordance with SFAS No. 141 and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded in conjunction with the Metrocall merger. The goodwill will not be amortized but will be tested for impairment annually. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, USA Mobility has selected the fourth quarter to perform this annual impairment test which requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent of the excess of the carrying value over the implied value of goodwill. The fair value for the reporting unit will be determined based upon discounted cash flows, market multiples or appraised values as appropriate.

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

Prior to July 1, 2003, in accordance with SAB 101, Revenue Recognition in Financial Statements, known as SAB 101, we bundled the sale of two-way messaging devices with the related service, since we had determined the sale of the service was essential to the functionality of the device. Therefore, revenue from two-way device sales and the related cost of sales were recognized over the expected customer relationship, which was estimated to be two years. In accordance with the transition provisions of EITF No. 00-21, we will continue to recognize previously deferred revenue and expense from the sale of two-way devices based upon the amortization schedules in place at the time of deferral. At December 31, 2004, we had approximately $139,000 of deferred revenue and $39,000 of deferred expense that will be recognized in future periods, principally over the next two quarters.

Asset Retirement Obligations

Asset retirement obligations were not recorded correctly in 2002, 2003 and 2004. This restatement includes corrected amounts. See Note 1 of Notes to Consolidated Financial Statements for further information. We adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, (“ SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of our equipment at the end of the lease term, therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million (as restated) through December 31, 2004, of which $5.6 million (as restated) was recorded in 2004. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation, amortization and accretion expense in 2004 included $1.6 million (as restated) related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date, relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

At December 31, 2003 and 2004, accrued expenses included $1.8 million (as restated) and $3.4 million (as restated), respectively, of asset retirement liabilities related to USA Mobility’s efforts to reduce the number of networks it operates; other long-term liabilities included $6.2 million (as restated) and $11.0 million (as restated), respectively, related primarily to an estimate of assets to be removed through 2013. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect the merger with Metrocall and the increased transmitters acquired, the extension of the economic life of the paging network and the Company’s plans to rationalize the Arch two-way network in 2005.

The long-term cost associated with the original assessment, the additional amount recorded due to the Metrocall merger, and the change in estimated removal cost timing refinements due to the Metrocall merger will accrete to a total liability of $24.4 million through 2013. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimates. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization, and accretion expense in 2002, 2003 and 2004 included $1.7 million (as restated), $2.9 million (as restated) and $2.2 million (as restated), respectively, for accretion expense on the asset retirement obligation liabilities.

USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, its financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from the Company’s estimates would generally result in a change in the assets and liabilities in equal amounts and operating results would differ in the future by any difference in depreciation expense and accreted operating expense.

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

Income Taxes

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. We assess the recoverability of our deferred tax assets on an on-going basis. In making this assessment, we are required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that some portion or all of our net deferred tax assets will be realized. This assessment requires significant judgment. We do not recognize current and future tax benefits until it is probable that our tax positions will be sustained.

During 2002, Arch established a valuation allowance against its net deferred tax assets existing at its emergence from bankruptcy because, based on information available at that time, it was considered unlikely that deferred tax assets would be realized. However, during the quarter ended December 31, 2003, Arch management evaluated new facts and based on operating income for the prior two years, repayment of notes well ahead of schedule and anticipated operating income and cash flows for future periods, concluded it was more likely than not that deferred tax assets would be realized. Accordingly, Arch management determined it was appropriate to release the valuation allowance. Since results for the year ended December 31, 2004 were consistent with Arch management’s anticipated results, including additional incremental income to be generated due to the merger with Metrocall, no valuation allowance against deferred tax assets is required as of December 31, 2004.

In 2002, when the Arch operating company emerged from bankruptcy, a change in its ownership occurred that established limitations on the usability of income tax attributes that become NOLs. Individual state laws potentially restrict the use of NOLs. The analysis differs from state to state. Previously, Arch’s analysis of NOL usability was based on a single composite income tax rate and a single set of NOL utilization rules rather than an evaluation of each individual jurisdiction.

The Company discovered that its 2003 deferred tax asset was originally miscalculated due to errors in the tax bases of assets both in the gross statement of basis and in relation to limitations imposed by the IRC which may restrict certain depreciation and amortization expense. The Company’s restatement includes adjustments to the 2003 and 2004 deferred tax assets to reflect the correction of these and other miscellaneous matters.

Under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, reductions in a deferred tax asset valuation allowance that existed as of the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. The release of the valuation allowance reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven-month period ended December 31, 2002 and the year ended December 31, 2003, respectively. After reduction of intangibles recorded in conjunction with fresh start accounting, the remaining reduction of the valuation allowance of $195.9 million (as restated) was recorded as an increase to stockholders’ equity as of December 31, 2003.

We believe we are more likely than not to utilize our net deferred tax assets of $232.6 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving our forecast of future operating income over a protracted period of time. As of December 31, 2004, we would require approximately $592.9 million in cumulative future operating income to be generated to utilize our net deferred tax assets. We will review our forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve our operating income targets may change our assessment regarding the recoverability of our net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of our deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, reduced stockholders’ equity and could have a significant impact on our earnings in future periods.

In accordance with provisions of the IRC, Arch was required to apply the cancellation of debt income arising in conjunction with its plan of reorganization against tax attributes existing as of its emergence from bankruptcy date.

The method utilized to allocate the cancellation of debt income is subject to varied interpretations of tax law and it has a material effect on the tax attributes remaining after allocation, and thus our future tax position. As a result of the method used to allocate cancellation of debt income, Arch had no net operating losses remaining and the tax bases of certain other tax assets were reduced as of the May 29, 2002 date of emergence from the Chapter 11 proceedings. Other methods of allocating the cancellation of debt income are possible based on different interpretations of tax law and if such other methods were applied, the amount of deductions available to offset future taxable income might be further limited, possibly resulting in an increased income tax liability.

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

In December 2004, the FASB issued a revision to Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This statement is effective as of the first interim or annual period that begins after June 15, 2005. We have elected to adopt SFAS 123R on January 1, 2006. Since we previously adopted the fair value provisions of SFAS No. 123 and the transition provisions of SFAS No. 148, this adoption will not have a material impact on our financial statements.

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K/A or presented elsewhere by management from time to time.

The rate of revenue erosion may not improve, or may deteriorate.

We continue to face intense competition for subscribers due to technological competition from the mobile phone and PDA service providers as they continue to lower device prices while adding functionality. A key factor in our ability to be profitable and produce net cash flow from monthly subscription fees and operations is realizing improvement in the rate of revenue erosion from historical levels. If no improvement is realized it will have a material adverse effect on our ability to be profitable and produce positive cash flow. We are dependent on net cash provided by operations as our principal source of liquidity. If our revenue continues to decline at the same or at an accelerated rate relative to the past, it could outpace our ability to reduce costs, and adversely affect our ability to produce positive net cash flow from operations.

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

Our success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. We have an employment agreement with our president and chief executive officer and have issued restricted stock or stock options to most of our other key executives that vest in May 2005. Additionally, we expect our board to implement a long-term incentive plan for senior management utilizing the equity incentive program approved by our shareholders in connection with our merger. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our future operating results, financial position and cash flows.

The completion of the merger has given rise to claims for damages under the Arch long-term management incentive plan and restricted stock agreements of certain former Arch senior executives, which may adversely affect our cash flows and results of operations and the value of our common stock.

Under documents governing Arch’s long-term incentive plan, a “change in control” of Arch may accelerate payment obligations to certain Arch employees participating in such plan. If the acquisition were to constitute a “change in control,” the total additional payment obligations triggered under the terms of documents governing such plan could be as high as $9.0 million in the aggregate as of the completion of the merger on November 16, 2004, based on an average closing price of $31.70 for Arch common stock over the preceding ten trading days. The total amount of these payment obligations would, if the merger is determined to constitute a “change in control,” be payable in full within thirty days after such determination.

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

Future changes in ownership of our stock could prevent us from using our consolidated tax assets to offset future taxable income, which would materially reduce our expected after-tax net income and cash flows from operations. Actions available to us to preserve our consolidated tax assets could result in less liquidity for our common stock and/or depress the market value of our stock.

If we were to undergo an “ownership change”, as that term is defined in Section 382 of the IRC, our use of tax assets would be significantly restricted, which would reduce our after-tax net income and cash flow. This in turn could reduce our ability to fund our operations.

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

As of December 31, 2004, Arch had a combined cumulative change in ownership of approximately 40%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 40% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock and certain other transactions affecting the direct or indirect ownership of stock.

Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for a description of the transfer restrictions that are available to us in our Amended and Restated Certificate of Incorporation which permit us to restrict transfers by or to any 5% shareholder of our common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of our common stock. We intend to enforce these restrictions in order to preserve our tax assets, and such enforcement by us may result in less liquidity for our common stock and/or depress the market price for our shares.

We have material weaknesses in internal control over financial reporting and can provide no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

Management has identified material weaknesses in our internal control over financial reporting that affected USA Mobility’s financial statements for the periods ended December 31, 2002, 2003, 2004 and 2005 and the first three quarters of the calendar years ended December 31, 2004 and 2005. See “Item 9A. Controls and Procedures.”

The material weaknesses in our internal control over financial reporting during these periods related to ineffective controls over the accuracy and valuation of income taxes and related deferred income tax balances; over the completeness and accuracy of transactional taxes and over the completeness and accuracy of depreciation expense and accumulated depreciation and over the completeness, accuracy and valuation of asset retirement costs, asset retirement obligation liabilities and the related depreciation, amortization and accretion expense.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company’s internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, our debt financing consisted primarily of amounts outstanding under our credit facility.

Senior Secured Debt, Variable Rate Debt

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

		Weighted-Average
Principal Balance	Fair Value	Interest Rate	Scheduled Maturity

$95.0 million	$95.0 million	4.9%	November 2006

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management requested E&Y to furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of that letter, dated November 17, 2004, was included with our current report on Form 8-K, filed with the Securities and Exchange Commission on November 22, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement

The Company is filing this amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2004. The purpose of the amended filing is to restate financial statements and other financial information for the periods 2002, 2003 and 2004 and interim quarterly periods for 2003 and 2004 to reflect certain adjustments described below. In connection with the restatement described, the Company has concluded that material weaknesses in the Company’s internal control over financial reporting exist as of December 31, 2004.

The determination to restate these consolidated financial statements and other financial information was made as a result of management’s assessment of accounting errors it discovered during the preparation of the 2005 annual financial statements. The Company’s assessment of certain identified accounting errors resulted in the following adjustments to previously reported periods:

1. Asset retirement obligations were incorrectly calculated in 2002, 2003 and 2004.  The Company adopted the provisions of SFAS No. 143 in 2002. The Company did not record the initial asset retirement obligation and related asset retirement cost upon emergence from bankruptcy; therefore, the Company understated subsequent accretion expense related to the asset retirement obligation and depreciation expense of the asset retirement cost in 2002. In addition, in 2002, 2003 and 2004 the Company did not correctly use the fair value of costs to deconstruct transmitters to determine the fair value of the asset retirement obligation, which understated reported liabilities and assets. The Company’s expected timing of cash flows of the transmitter deconstructions have also been revised to coincide with their depreciable lives that were estimated during the applicable time period.

Accordingly, the restated financial statements as of December 31, 2002 include increases of $9.3 million in property and equipment, at cost, $4.6 million in accumulated depreciation, $6.3 million in depreciation, amortization and accretion expense, $2.9 million in current liabilities and $5.4 million in long-term liabilities, and a decrease of $2.7 million in service, rental and maintenance expense. The restated financial statements for 2003 include a decrease of $2.2 million in property and equipment, at cost, increases of $0.2 million in accumulated depreciation, $2.8 million in depreciation, amortization and accretion expense, decreases of $2.2 million in current liabilities, $0.05 million in long-term liabilities, and $2.5 million in service, rental and maintenance expense. The restated financial statements for 2004 include a decrease of $0.05 million in property and equipment, at cost, increases of $0.9 million in accumulated depreciation, $2.7 million in depreciation, amortization and accretion expense, $0.2 million in current liabilities, $1.1 million in long-term liabilities, and a decrease of $0.5 million in service, rental and maintenance expense. During the first, second and third quarters of 2004 accumulated depreciation increased by less than $0.2 million in each quarter. Current liabilities decreased by less than $0.1 million in each of the first, second and third quarters of 2004. Long-term liabilities increased by $0.4 million in each of the first, second and third quarters of 2004. Depreciation, amortization and accretion expense increased by $0.6 million in each of the first, second and third quarters of 2004 while service, rental and maintenance expense decreased by $0.1 million in the first quarter of 2004 and decreased by $0.2 million in each of the second and third quarters of 2004.

2. Certain adjustments to the value of the deferred tax asset for 2003 and 2004 were not calculated appropriately.  In 2003, the deferred tax asset attributable to income tax NOLs was overstated due to the misapplication, for accounting purposes, of state laws which govern the realization of NOLs. Previously, the Company valued its 2003 state income tax NOLs based on an erroneous state income tax rate and a single NOL utilization rule rather than on an evaluation of each applicable jurisdiction’s rate and rules. The Company also determined that its 2003 deferred tax asset for certain fixed assets and intangibles was misstated due to errors in the accounting for tax basis and in the application of a federal limitation. The federal limitation may restrict certain tax depreciation and amortization deductions for a limited time. Accordingly, the restated financial statements include a net $11.9 million decrease in deferred tax assets and additional paid-in capital as of December 31, 2003.

In addition to the impact of the matters described above, in 2004, an erroneous calculation was used to determine the applicable state income tax rate used to value deferred tax assets. The 2004 calculation did not properly consider the Company’s state income tax apportionment. Accordingly, the restated financial statements include a $19.6 million decrease in deferred tax assets and a $7.5 million increase to income tax expense for the year ended December 31, 2004. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $1.7 million to goodwill in 2004.

3. Certain state and local transactional taxes were not recorded in the appropriate periods.  The Company’s process for identifying and recording state and local transactional taxes failed to recognize a $2.8 million liability for certain transactional taxes imposed by certain jurisdictions in which the Company operates. These errors were initially noted and recognized by the Company in the second and third quarters of 2005 through recognition of additional expense. However, during the preparation of the Company’s 2005 financial statements, the Company determined that it is appropriate to restate previous years’ financial statements because only $0.6 million of the liability relates to 2005 and the remaining $2.2 million was incurred in prior years. To correct these errors, the restated financial statements reflect the recognition of these expenses in the appropriate accounting periods. Accordingly, the restated financial statements include a $0.5 million, $0.8 million and $0.7 million increase in general and administrative expense in 2002, 2003 and 2004, respectively, and a $2.2 million decrease in general and administrative expense in 2005. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $0.2 million to goodwill in 2004.

4. Adjustments were required to assets and liabilities acquired as part of the November 2004 acquisition of Metrocall.  As a result of a failure to accurately and completely apply cash receipts at Metrocall, the Company incorrectly allocated the purchase price consideration to other accounts receivable recorded in the historical Metrocall financial statements. This error resulted in an overstatement of other accounts receivable of $0.7 million at December 31, 2004. Accordingly, the restated financial statements include a decrease in accounts receivable of $0.7 million with a corresponding increase to goodwill at December 31, 2004.

5. Depreciation expense was incorrectly calculated in 2003 and 2004.  Depreciation expense did not accurately reflect the expected economic usage of the Company’s paging network infrastructure assets. The Company previously established an overall depreciable life of 60 months for its paging infrastructure and accelerated depreciation on specified asset groups. In 2003, the depreciation expense related to certain specified asset groups that were removed from service was not properly calculated.

Accordingly, the restated financial statements for 2003 include an increase in depreciation, amortization and accretion expense and accumulated depreciation of $7.6 million. The restated financial statements for 2004 reflect a $9.9 million decrease in depreciation, amortization and accretion expense and accumulated depreciation. The interim quarterly financial statements for the first, second and third quarters of 2004 reflect a decrease in depreciation, amortization and accretion expense and accumulated depreciation of $0.7 million, $3.5 million and $1.2 million, respectively.

6. Employee severance was not recorded during 2004.  During 2004 certain Arch key executives were terminated, triggering potential future payment of severance benefits. The Company did not appropriately accrue the fair value of certain one-time future termination benefits due to those executives, resulting in an understatement of severance expense and accrued liabilities for the quarter and year ended December 31, 2004 of $0.9 million. Accordingly, the restated financial statements include an increase in accrued liabilities and severance expense in the fourth quarter of 2004 of $0.9 million.

7. Other income was not recorded properly.  The Company determined that a correction of its minority interest in GTES LLC, a consolidated subsidiary, originally recorded in the first quarter of 2005, should be recorded in the fourth quarter of 2004. Accordingly, the restated financial statements include an increase to other income of $0.2 million and a decrease to other long-term liabilities by $0.2 million in the fourth quarter of 2004.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

As described below, management has identified material weaknesses in our internal control over financial reporting. As a result of the material weaknesses, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Notwithstanding the material weaknesses described below, we believe our consolidated financial statements presented in this Annual Report on Form 10-K/A fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004 using the criteria set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), Internal Control — Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of this evaluation, management identified the following material weaknesses in our internal control over financial reporting. Specifically, management concluded as of December 31, 2004:

1. The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes and the related deferred income tax balances.  Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculation and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances; the Company lacked effective controls to accurately determine the effective overall income tax rate to use in tax provision computations; the Company lacked effective controls to appropriately analyze, review and assess the impact of state laws on the recoverability of the Company’s state net operating losses; and, the Company lacked controls over the valuation of deferred tax assets to ensure the appropriate application of federal limitations. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004, restatement of each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct income tax expense, deferred tax assets, additional paid-in capital and goodwill accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2. The Company did not maintain effective controls over the completeness and accuracy of transactional taxes.  Specifically, the Company lacked effective controls to ensure state and local transactional taxes, including surcharges and sales and use taxes, were completely and accurately recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004 and restatement of each of the first three interim periods in 2004 and 2005 to correct general and administrative expenses and accrued taxes liability accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

3. The Company did not maintain effective controls over the completeness and accuracy of depreciation expense and accumulated depreciation.  Specifically, the Company lacked effective controls to ensure the: (i) application of the appropriate useful lives for certain asset groups when calculating depreciation expense and (ii) timely preparation and review of account reconciliations and analyses, and manual journal entries related to the determination of depreciation expense and accumulated depreciation for the paging infrastructure assets. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003 and 2004, each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct depreciation expense and accumulated depreciation balances. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

4. The Company did not maintain effective controls over the completeness, accuracy and valuation of asset retirement cost, asset retirement obligation and the related depreciation, amortization and accretion expense.  Specifically, the Company did not maintain effective controls to ensure that the asset retirement cost and asset retirement obligation were calculated utilizing the fair value of costs to deconstruct network assets, in accordance with generally accepted accounting principles. The Company also lacked effective controls to consistently apply their expectations of the usage of assets for recording depreciation expense with the estimates of transmitter deconstructions for the asset retirement obligation. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004, each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct the asset retirement cost and asset retirement obligation and the related depreciation, amortization and accretion expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management has excluded Metrocall Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. Metrocall Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 50 percent and 8 percent, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2004.

In the Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 17, 2005, management concluded that our internal control over financial reporting was effective as of December 31, 2004. In connection with the restatement, management has subsequently concluded that the material weaknesses described above existed as of December 31, 2004 and that as a result the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Management’s Consideration of the Restatement

In coming to the conclusion that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2004, management considered the restatement and material weaknesses in the Company’s internal control over financial reporting described above. In addition to the restatement adjustments that were a result of the material weaknesses described above, there were other misstatements corrected as part of the restatement (related to goodwill associated with the November 2004 acquisition of Metrocall, the recognition of additional severance expenses during 2004 and minority interest as disclosed in Note 1 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K/A ) that were considered by management. Management has evaluated these misstatements and concluded that these misstatements were the result of control deficiencies, which did not constitute a material weakness, individually, or in the aggregate, in the Company’s internal control over financial reporting as of December 31, 2004.

Management’s Remediation Initiatives

During 2005, the Company consolidated its accounting operations into one corporate center in Alexandria, Virginia. In addition, the Company converted to one common accounting system and one common billing system. These conversion and integration activities were largely completed in the third quarter of 2005. Management has taken the following steps to strengthen the Company’s internal control over financial reporting.

(1) With respect to the material weakness in controls over the income taxes and related deferred income tax balances:

•	We have engaged an experienced third party consultant, knowledgeable in SFAS No. 109, Accounting for Income Taxes, and related guidance to supplement Company resources in the preparation and analysis of the income tax provision and related deferred income tax accounts;

•	We have increased our tax support staff by hiring an experienced senior tax manager to analyze, review and approve the income tax provision calculation, related deferred income tax accounts and income tax payable accounts, to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities and to reconcile effectively the deferred income tax balances; and

•	We have also engaged a third party accounting firm to analyze and review our interim and annual income tax accounting to ensure compliance with generally accepted accounting principles.

(2) With respect to the material weakness in controls over the completeness and accuracy of transactional taxes:

•	We have engaged a third party professional firm to provide our tax staff with monthly updates on state and local transactional taxes impacting our business; and

•	We have wholly dedicated a tax director and supporting staff to focus solely on state and local transactional taxes. The tax director and related staff receive periodic updates of changes in state and local transactional rates from a third party provider and update the Company’s billing system with this information.

(3) With respect to the material weakness in controls over the completeness and accuracy of depreciation expense and accumulated depreciation:

•	We have assigned an experienced staff accountant focused solely on the controls over the property and depreciation balances; and

•	We have analyzed our depreciation policies and procedures and will be instituting accounting procedures for depreciating our paging infrastructure that will conform with the ongoing operational rationalization of our network.

(4) With respect to the material weakness in controls over the completeness, accuracy and valuation of asset retirement cost, asset retirement obligation and the related depreciation, amortization and accretion expenses:

•	We have hired a senior director of financial reporting that will work with our operational staff to determine the fair value of removal costs.

•	We have established procedures to accurately calculate the related depreciation on the asset retirement cost and the accretion expense on the asset retirement obligation.

Notwithstanding such efforts, the material weaknesses described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective. Management will consider the design and operating effectiveness of these actions and will make any changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

There were no changes made in the Company’s internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, which we filed with the Securities and Exchange Commission on April 28, 2005.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item with respect to directors and executive officers is incorporated by reference to the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders. The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics that applies to all of our senior officers including our principal financial officer, accounting officer and controller. Our code of ethics may be found at www.usamobility.com. During the period covered by this report the Company did not request a waiver of our code of ethics and did not grant any such waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections of our definitive Proxy Statement for our 2004 Annual Meeting of Stockholders entitled: “Executive Compensation” and “Employment Agreements”. The sections entitled “Compensation Committee Report on Executive Compensation and “Performance Graph” in the Proxy Statement are not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Information required by this item is incorporated by reference to the sections of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section of our definitive Proxy Statement for our 2005 Annual Meeting of Stockholders entitled “Principal Accounting Fees and Services”.

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

(a)(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

(b) Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA MOBILITY, INC.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer

May 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	President and Chief Executive Officer (principal executive officer)	May 24, 2006

/s/ Thomas L. Schilling Thomas L. Schilling	Chief Financial Officer (principal financial officer)	May 24, 2006

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer (principal accounting officer)	May 24, 2006

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	May 24, 2006

/s/ David C. Abrams David C. Abrams	Director	May 24, 2006

/s/ James V. Continenza James V. Continenza	Director	May 24, 2006

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	May 24, 2006

/s/ Brian O’Reilly Brian O’Reilly	Director	May 24, 2006

/s/ Matthew Oristano Matthew Oristano	Director	May 24, 2006

/s/ Samme L. Thompson Samme L. Thompson	Director	May 24, 2006

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2004	F-6
Consolidated Income Statements for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)	F-7
Consolidated Statements of Stockholders’ Equity for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)
F-8
Consolidated Statements of Cash Flows for the Five Months Ended May 31, 2002 (Predecessor Company), Seven Months Ended December 31, 2002 and the Years Ended December 31, 2003 and 2004 (Reorganized Company)
F-9
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
USA Mobility, Inc.:

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

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of USA Mobility, Inc. and its subsidiaries (formerly Arch Wireless Inc.) (Reorganized Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended and the seven months ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended December 31, 2004 and 2003 and the seven months ended December 31, 2002 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2004, 2003 and 2002 consolidated financial statements.

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

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that USA Mobility, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, due to the effect of material weakness related to management’s failure to maintain effective controls over (1) the accuracy and valuation of the provision for income taxes and the related deferred income tax balances; (2) the completeness and accuracy of transactional taxes; (3) the completeness and accuracy of accumulated depreciation and depreciation expense and (4) the completeness, accuracy and valuation of asset retirement cost, asset retirement obligation and the related depreciation, amortization and accretion expenses, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment of internal control over financial reporting as of December 31, 2004:

1. The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes and the related deferred income tax balances.  Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculation and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances; the Company lacked effective controls to accurately determine the effective overall income tax rate to use in tax provision computations; the Company lacked effective controls to appropriately analyze, review and assess the impact of state laws on the recoverability of the Company’s state net operating losses; and, the Company lacked controls over the valuation of deferred tax assets to ensure the appropriate application of federal limitations. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004, restatement of each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct income tax expense, deferred tax assets, additional paid-in capital and goodwill accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

2. The Company did not maintain effective controls over the completeness and accuracy of transactional taxes.  Specifically, the Company lacked effective controls to ensure state and local transactional taxes, including surcharges and sales and use taxes, were completely and accurately recorded in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004 and restatement of each of the first three interim periods in 2004 and 2005 to correct general and administrative expenses and accrued taxes liability accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

3. The Company did not maintain effective controls over the completeness and accuracy of depreciation expense and accumulated depreciation.  Specifically, the Company lacked effective controls to ensure the: (i) application of the appropriate useful lives for certain asset groups when calculating depreciation expense and (ii) timely preparation and review of account reconciliations and analyses, and manual journal entries related to the determination of depreciation expense and accumulated depreciation for the paging infrastructure assets. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003 and 2004, each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct depreciation expense and accumulated depreciation balances. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

4. The Company did not maintain effective controls over the completeness, accuracy and valuation of asset retirement cost, asset retirement obligation and the related depreciation, amortization and accretion expense.  Specifically, the Company did not maintain effective controls to ensure that the asset retirement cost and asset retirement obligation were calculated utilizing the fair value of costs to deconstruct network assets, in accordance with generally accepted accounting principles. The Company also lacked effective controls to consistently apply their expectations of the usage of assets for recording depreciation expense with the estimates of transmitter deconstructions for the asset retirement obligation. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004, each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct the asset retirement cost and asset retirement obligation and the related depreciation, amortization, and accretion expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Metrocall Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Metrocall Holdings, Inc. from our audit of internal control over financial reporting. Metrocall Holdings, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 50 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements discussed in Note 1 to the consolidated financial statements management has subsequently determined that the material weaknesses described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that USA Mobility, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, USA Mobility Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2005, except for the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is May 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
USA Mobility, Inc.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2004

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(Restated)	(Restated)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$34,582	$46,995
Accounts receivable, less reserves of $8,645 and $8,293 in 2003 and 2004, respectively	28,925	40,078
Deposits	6,776	117
Prepaid expenses and other	7,895	15,343
Deferred income tax	32,389	25,525

Total current assets	110,567	128,058

Property and equipment, at cost:
Land, buildings and improvements	19,601	17,190
Paging and computer equipment	375,875	464,967
Furniture, fixtures and vehicles	6,006	8,737

	401,482	490,894
Less accumulated depreciation and amortization	192,976	270,866

Property and equipment, net	208,506	220,028
Goodwill	—	154,369
Assets held for sale	1,139	—
Intangible assets, less accumulated amortization of $5,666 and $10,791 in 2003 and 2004 respectively	—	67,129
Deferred income tax assets	175,280	207,046
Other assets	3	5,517

TOTAL ASSETS	$495,495	$782,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,000	$47,558
Accounts payable	8,836	6,011
Accrued compensation and benefits	16,759	10,329
Accrued network costs	7,893	8,956
Accrued taxes	11,393	30,097
Accrued interest	1,520	547
Accrued severance and restructuring	12,542	16,241
Accrued other	11,757	14,297
Customer deposits	5,126	4,316
Deferred revenue	20,351	23,623

Total current liabilities	116,177	161,975
Long-term debt, less current maturities	40,000	47,500
Other long-term liabilities	13,054	16,632

TOTAL LIABILITIES	169,231	226,107

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	2	3
Additional paid-in capital	318,858	538,107
Deferred stock compensation	(2,682)	(1,855)
Retained earnings	10,086	19,785

Total Stockholders’ equity	326,264	556,040

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$495,495	$782,147

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED INCOME STATEMENTS

	Predecessor	Reorganized Company (Note 2)
	Company	Seven Months
	(Note 2)	Ended	Year Ended	Year Ended
	Five Months	December 31,	December 31,	December 31,
	Ended May 31,	2002	2003	2004
	2002	(Restated)	(Restated)	(Restated)
	(In thousands, except share and per share amounts)
Revenues:
Service, rental and maintenance	$351,721	$432,445	$571,989	$470,751
Product sales	13,639	20,924	25,489	19,409

Total revenue	365,360	453,369	597,478	490,160

Operating expenses:
Cost of products sold (exclusive of depreciation, amortization, accretion and stock based compensation shown separately below)	10,426	7,740	5,580	4,347
Service, rental and maintenance (exclusive of depreciation, amortization, accretion and stock based compensation shown separately below)	105,990	132,611	189,290	160,144
Selling and marketing (exclusive of stock based compensation shown separately below)	35,313	37,897	45,639	36,085
General and administrative (exclusive of depreciation, amortization, accretion and stock based compensation shown separately below)	116,668	136,793	166,948	130,046
Depreciation, amortization and accretion	82,720	110,192	129,658	107,629
Stock based compensation	—	6,979	6,218	4,863
Severance and restructuring	—	—	16,683	11,938

Total operating expenses	351,117	432,212	560,016	455,052

Operating income	14,243	21,157	37,462	35,108
Interest expense	(2,254)	(18,717)	(19,788)	(6,365)
Interest income	76	377	551	451
Gain (loss) on extinguishment of debt	1,621,355	—	—	(1,031)
Other income (expense)	110	(1,129)	516	814

Income before reorganization items, net and fresh start accounting adjustments	1,633,530	1,688	18,741	28,977
Reorganization adjustments, net	(22,503)	(2,765)	(425)	—
Fresh start accounting adjustments	47,895	—	—	—

Income (loss) before income tax (expense)	1,658,922	(1,077)	18,316	28,977
Income tax (expense)	—	(2,265)	(5,308)	(16,810)

Net income (loss)	$1,658,922	$(3,342)	$13,008	$12,167

Basic net income (loss) per common share	$9.09	$(0.17)	$0.65	$0.58

Diluted net income (loss) per common share	$9.09	$(0.17)	$0.65	$0.58

Basic weighted average common shares outstanding	182,434,590	20,000,000	20,000,000	20,839,959

Diluted weighted average common shares outstanding	182,434,590	20,000,000	20,034,476	20,966,405

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Accumulated	Retained
		Additional			Other	Earnings	Total
	Common	Paid-In	Treasury	Deferred Stock	Comprehensive	(Accumulated	Stockholders’
	Stock	Capital	Stock	Compensation	Income (loss)	Deficit)	Equity (Deficit)
	(In thousands, except share amounts)

Predecessor Company
Balance, December 31, 2001	$1,824	$1,107,233	$—	$—	$1,991	$(2,767,959)	$(1,656,911)
Net income	—	—	—	—	—	1,658,922	1,658,922
Foreign currency translation adjustments	—	—		—	(2,011)	—	(2,011)

Total comprehensive income							1,656,911
Cancellation of predecessor equity interests upon emergence from bankruptcy	(1,824)	(1,107,233)	—	—	20	1,109,037	—
Issuance of 20,000,000 shares of Reorganized Company common stock upon emergence from bankruptcy	20	121,456	—	(5,375)	—	—	116,101

Balance, May 31, 2002	$20	$121,456	$—	$(5,375)	$—	$—	$116,101

Reorganized Company
Balance, June 1, 2002	$20	$121,456	$—	$(5,375)	$—	$—	$116,101
Net (loss) (Restated)	—	—	—	—	—	(3,342)	(3,342)
Foreign currency translation adjustments	—	—	—	—	1,119	—	1,119

Total comprehensive income (loss)							(2,223)
Partial divestiture of Canadian subsidiaries	—	—	—	—	(1,119)	420	(699)
Amortization of deferred stock compensation	—	—	—	1,045	—	—	1,045

Balance, December 31, 2002 (Restated)	20	121,456	—	(4,330)	—	(2,922)	114,224
Net income (Restated)	—	—	—	—	—	13,008	13,008
Change in par value of common stock	(18)	18	—	—	—	—	—
Issuance of common shares to management pursuant to plan of reorganization	—	197	—	(197)	—	—	—
Amortization of compensation expense associated with stock options issued to the board of directors	—	1,304	—	—	—	—	1,304
Amortization of deferred stock compensation	—	—	—	1,845	—	—	1,845
Reversal of valuation allowance previously recorded against deferred income tax assets	—	195,883	—	—	—	—	195,883

Balance, December 31, 2003 (Restated)	2	318,858	—	(2,682)	—	10,086	326,264
Net income (Restated)	—	—	—	—	—	12,167	12,167
Issuance of 7,236,868 shares of common stock and 317,044 options to purchase common stock in conjunction with the Metrocall merger	1	216,567	—	(2,332)	—	—	214,236
Issuance of common shares to management pursuant to plan of reorganization	—	669	—	(669)	—	—	—
Amortization of compensation expense associated with stock options	—	358	—	614	—	—	972
Amortization of deferred stock compensation	—	—	—	1,094	—	—	1,094
Purchase of treasury stock	—	—	(3,113)	—	—	—	(3,113)
Treasury stock recorded from unrecognized compensation expense of terminated management participating in the restricted stock plan	—	—	(2,120)	2,120	—	—	—
Retirement of treasury stock	—	(2,765)	5,233	—	—	(2,468)	—
Recognition of deferred tax asset for excess stock compensation deduction	—	4,420	—	—	—	—	4,420

Balance, December 31, 2004 (Restated)	$3	$538,107	$—	$(1,855)	$—	$19,785	$556,040

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor
	Company
	(Note 2)	Reorganized Company (Note 2)
	Five Months	Seven Months
	Ended	Ended	Year Ended	Year Ended
	May 31,	December 31,	December 31,	December 31,
	2002	2002	2003	2004
		(Restated)	(Restated)	(Restated)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,658,922	$(3,342)	$13,008	$12,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	82,720	110,192	129,658	107,629
Fresh start accounting adjustments	(47,895)	—	—	—
Deferred income tax expense	—	2,265	1,655	17,766
Loss (gain) on extinguishment of debt	(1,622,642)	—	—	1,036
Amortization of deferred financing costs	—	7,185	4,681	372
Deferred stock compensation	—	6,979	6,218	4,863
Provisions for doubtful accounts and service adjustments	34,355	35,048	22,958	13,565
(Gain) loss on disposals of property and equipment	—	—	(16)	(93)
Changes in assets and liabilities, net of effects of merger:
Accounts receivable	(2,827)	(22,848)	(6,861)	(2,158)
Prepaid expenses and other	(17,225)	12,820	14,080	4,745
Other long-term assets	—	—	—	(4,962)
Accounts payable and accrued expenses	(11,843)	(11,906)	652	(28,451)
Customer deposits and deferred revenue	4,325	(5,777)	(10,227)	(8,790)
Other long-term liabilities	(727)	(1,124)	5,439	(3,424)

Net cash provided by operating activities	77,163	129,492	181,245	114,265

Cash flows from investing activities:
Additions to property and equipment, net	(44,474)	(39,935)	(25,446)	(19,232)
Proceeds from disposals of property and equipment	—	—	3,176	2,998
Issuance of long-term note receivable	—	(450)	—	—
Receipts of long-term note receivable	—	—	286	271
Cash balance related to partial divestiture of Canadian subsidiaries	—	(870)	—	—
Merger of companies, net of cash acquired	—	—	—	(117,759)

Net cash used in investing activities	(44,474)	(41,255)	(21,984)	(133,722)

Cash flows from financing activities:
Issuance of long-term debt	—	—	—	140,000
Repayment of long-term debt	(65,394)	(90,580)	(161,866)	(105,017)
Purchase of common stock	—	—	—	(3,113)

Net cash provided by (used in) financing activities	(65,394)	(90,580)	(161,866)	31,870

Effect of exchange rate changes on cash	32	3	—	—

Net increase (decrease) in cash and cash equivalents	(32,673)	(2,340)	(2,605)	12,413
Cash and cash equivalents, beginning of period	72,200	39,527	37,187	34,582

Cash and cash equivalents, end of period	$39,527	$37,187	$34,582	$46,995

Supplemental disclosure:
Interest paid	$2,257	$10,065	$15,033	$6,966

Asset retirement obligation and cost	$—	$11,743	$—	$5,617

Repayment of debt with restricted cash	$36,899	$—	$—	$—

Income taxes paid	$—	$—	$—	$1,729

Common stock and options issued in Metrocall merger	$—	$—	$—	$214,236

Liabilities assumed in merger	$—	$—	$—	$57,214

Issuance of new debt and common stock in exchange for liabilities	$416,101	$—	$—	$—

Reorganization expenses paid	$22,503	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization and Significant Accounting Policies

Restatement of Prior Year Financial Statements — During 2005, USA Mobility, Inc. (“USA Mobility”, the “Company” or “we”) identified adjustments related to certain assets, liabilities, and expenses of the 2002, 2003 and 2004 consolidated financial statements and the respective quarterly financial information. Accordingly, the Company has restated the seven months ended December 31, 2002 and the annual 2003 and 2004 consolidated financial statements and the respective quarterly financial information. The Company’s assessment of certain identified accounting errors resulted in the following adjustments to previously reported periods:

1. Asset retirement obligations were incorrectly calculated in 2002, 2003 and 2004.  The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) in 2002. The Company did not record the initial asset retirement obligation and related asset retirement cost upon emergence from bankruptcy; therefore, the Company understated subsequent accretion expense related to the asset retirement obligation and depreciation expense of the asset retirement cost in 2002. In addition, in 2002, 2003 and 2004 the Company did not correctly use the fair value of costs to deconstruct transmitters to determine the fair value of the asset retirement obligation, which understated reported liabilities and assets. The Company’s expected timing of cash flows of the transmitter deconstructions have also been revised to coincide with their depreciable lives that were estimated during the applicable time period.

Accordingly, the restated financial statements as of December 31, 2002 include increases of $9.3 million in property and equipment, at cost, $4.6 million in accumulated depreciation, $6.3 million in depreciation, amortization and accretion expense, $2.9 million in current liabilities and $5.4 million in long-term liabilities, and a decrease of $2.7 million in service, rental and maintenance expense. The restated financial statements for 2003 include a decrease of $2.2 million in property and equipment, at cost, increases of $0.2 million in accumulated depreciation, $2.8 million in depreciation, amortization and accretion expense, decreases of $2.2 million in current liabilities, $0.05 million in long-term liabilities, and $2.5 million in service, rental and maintenance expense. The restated financial statements for 2004 include a decrease of $0.05 million in property and equipment, at cost, increases of $0.9 million in accumulated depreciation, $2.7 million in depreciation, amortization and accretion expense, $0.2 million in current liabilities, $1.1 million in long-term liabilities, and a decrease of $0.5 million in service, rental and maintenance expense. During the first, second and third quarters of 2004 accumulated depreciation increased by less than $0.2 million in each quarter. Current liabilities decreased by less than $0.1 million in each of the first, second and third quarters of 2004. Long-term liabilities increased by $0.4 million in each of the first, second and third quarters of 2004. Depreciation, amortization and accretion expense increased by $0.6 million in each of the first, second and third quarters of 2004 while service, rental and maintenance expense decreased by $0.1 million in the first quarter of 2004 and decreased by $0.2 million in each of the second and third quarters of 2004.

2. Certain adjustments to the value of the deferred tax asset for 2003 and 2004 were not calculated appropriately.  In 2003, the deferred tax asset attributable to state income tax net operating losses (“NOLs”) was overstated due to the misapplication, for accounting purposes, of state laws which govern the realization of NOLs. Previously, the Company valued its 2003 state income tax NOLs based on an erroneous state income tax rate and a single NOL utilization rule rather than on an evaluation of each applicable jurisdiction’s rate and rules. The Company also determined that its 2003 deferred tax asset for certain fixed assets and intangibles was misstated due to errors in the accounting for tax basis and in the application of a federal limitation. The federal limitation may restrict certain tax depreciation and amortization deductions for a limited time. Accordingly, the restated financial statements include a net $11.9 million decrease in deferred tax assets and additional paid-in capital as of December 31, 2003.

In addition to the impact of the matters described above, in 2004, an erroneous calculation was used to determine the applicable state income tax rate used to value deferred tax assets. The 2004 calculation did not properly consider the Company’s state income tax apportionment. Accordingly, the restated financial statements include a $19.6 million decrease in deferred tax assets and a $7.5 million increase to income tax expense

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

for the year ended December 31, 2004. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $1.7 million to goodwill in 2004.

3. Certain state and local transactional taxes were not recorded in the appropriate periods.  The Company’s process for identifying and recording state and local transactional taxes failed to recognize a $2.8 million liability for certain transactional taxes imposed by certain jurisdictions in which the Company operates. These errors were initially noted and recognized by the Company in the second and third quarters of 2005 through recognition of additional expense. However, during the preparation of the Company’s 2005 financial statements, the Company determined that it is appropriate to restate previous years’ financial statements because only $0.6 million of the liability relates to 2005 and the remaining $2.2 million was incurred in prior years. To correct these errors, the restated financial statements reflect the recognition of these expenses in the appropriate accounting periods. Accordingly, the restated financial statements include a $0.5 million, $0.8 million and $0.7 million increase in general and administrative expense in 2002, 2003 and 2004, respectively, and a $2.2 million decrease in general and administrative expense in 2005. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $0.2 million to goodwill in 2004.

4. Adjustments were required to assets and liabilities acquired as part of the November 2004 acquisition of Metrocall.  As a result of a failure to accurately and completely apply cash receipts at Metrocall, the Company incorrectly allocated the purchase price consideration to other accounts receivable recorded in the historical Metrocall financial statements. This error resulted in an overstatement of other accounts receivable of $0.7 million at December 31, 2004. Accordingly, the restated financial statements include a decrease in accounts receivable of $0.7 million with a corresponding increase to goodwill at December 31, 2004.

5. Depreciation expense was incorrectly calculated in 2003 and 2004.  Depreciation expense did not accurately reflect the expected economic usage of the Company’s paging network infrastructure assets. The Company previously established an overall depreciable life of 60 months for its paging infrastructure and accelerated depreciation on specified asset groups. In 2003, the depreciation expense related to certain specified asset groups that were removed from service was not properly calculated.

Accordingly, the restated financial statements for 2003 include an increase in depreciation, amortization and accretion expense and accumulated depreciation of $7.6 million. The restated financial statements for 2004 reflect a $9.9 million decrease in depreciation, amortization and accretion expense and accumulated depreciation. The interim quarterly financial statements for the first, second and third quarters of 2004 reflect a decrease in depreciation, amortization and accretion expense and accumulated depreciation of $0.7 million, $3.5 million and $1.2 million, respectively.

6. Employee severance was not recorded during 2004.  During 2004 certain Arch key executives were terminated, triggering potential future payment of severance benefits. The Company did not appropriately accrue the fair value of certain one-time future termination benefits due to those executives, resulting in an understatement of severance expense and accrued liabilities for the quarter and year ended December 31, 2004 of $0.9 million. Accordingly, the restated financial statements include an increase in accrued liabilities and severance expense in the fourth quarter of 2004 of $0.9 million.

7. Other income was not recorded properly.  The Company determined that a correction of its minority interest in GTES LLC, a consolidated subsidiary, originally recorded in the first quarter of 2005, should be recorded in the fourth quarter of 2004. Accordingly, the restated financial statements include an increase to other income by $0.2 million and a decrease to other long-term liabilities by $0.2 million in the fourth quarter of 2004.

None of the restatement items discussed above impacted reported revenues, cash balances or cash flows.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following tables provide a summary of the restatement adjustments:

Summary of Adjustments to
Operating Income, Net Income, and Earnings per Share
(In thousands except per share amounts)

	Seven Months
	Ended	Year Ended
	December 31,	December 31,
	2002	2003	2004

Operating income — as previously reported	$25,326	$46,115	$29,046
Increase (decrease) due to changes in:
Service, Rental and Maintenance	2,684	2,549	504
General and administrative expense	(536)	(781)	(747)
Depreciation, amortization, and accretion	(6,317)	(10,421)	7,161
Severance and restructuring	—	—	(856)

Operating income (loss) — as restated	$21,157	$37,462	$35,108

Net income (loss) — as previously reported	$827	$16,128	$13,481
Adjustments to operating income (loss), net	(4,169)	(8,653)	6,062
Other income, net — increase (decrease)	—	—	156
Income tax expense — (increase) decrease	—	5,533	(7,532)

Net income (loss) — as restated	$(3,342)	$13,008	$12,167

	Seven Months
	Ended	Year Ended
	December 31,	December 31,
	2002	2003	2004

Diluted net income per common share — as previously reported	$0.04	$0.81	$0.64
Effect of adjustments to income	(0.21)	(0.16)	(0.06)

Diluted net income (loss) per common share — as restated	$(0.17)	$0.65	$0.58

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Summary of Adjustments to Assets and Liabilities
(In thousands)

	December 31,
	2002	2003	2004

Assets
Increase (decrease) in:
Accounts receivable, net	$—	$—	$(740)
Property and equipment, net	4,710	(5,367)	3,520
Goodwill	—	—	2,578
Deferred income tax assets	—	(11,883)	(19,588)

Total impact on Assets	$4,710	$(17,250)	$(14,230)

Total Assets, as restated	$442,634	$495,495	$782,147

Liabilities
Increase (decrease) in:
Accrued taxes	$536	$1,317	$2,235
Accrued restructuring	—	—	856
Accrued other	2,939	780	951
Other long-term liabilities	5,404	9,012	9,025

Total impact on Liabilities	$8,879	$11,109	$13,067

Total Liabilities, as restated	$328,410	$169,231	$226,107

Equity
Increase (decrease) in:
Additional paid-in capital	$—	$(21,070)	$(18,694)
Retained earnings	(4,169)	(7,289)	(8,603)

Total impact on Equity	$(4,169)	$(28,359)	$(27,297)

Total Equity, as restated	$114,224	$326,264	$556,040

Total impact on Liabilities & Equity	$4,710	$(17,250)	$(14,230)

Total Liabilities and Equity, as restated	$442,634	$495,495	$782,147

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The financial statement line items impacted by these adjustments are summarized in the following tables (in thousands, except shares and per share amounts):

	December 31, 2003		December 31, 2004
	As		As
	previously		previously
	reported	As restated	reported	As restated
	(In thousands)

ASSETS
Accounts receivable, net	$26,052	$28,925	$37,750	$40,078
Deferred income tax assets — current	30,206	32,389	26,906	25,525
Total current assets	105,511	110,567	127,111	128,058
Property and equipment, net	213,873	208,506	216,508	220,028
Goodwill	—	—	151,791	154,369
Deferred income tax assets — long-term	189,346	175,280	225,253	207,046
Total Assets	$509,872	$495,495	$793,309	$782,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued compensation and benefits	$17,820	$16,759	$17,792	$10,329
Accrued taxes	10,076	11,393	27,862	30,097
Accrued severance and restructuring	11,481	12,542	4,974	16,241
Accrued other	8,104	11,757	10,279	14,297
Total current liabilities	111,207	116,177	151,917	161,975
Other long-term liabilities	4,042	13,054	10,555	16,632
Total Liabilities	155,249	169,231	209,972	226,107
Total Stockholders’ Equity	354,623	326,264	583,337	556,040
Total Liabilities and Stockholders’ Equity	$509,872	$495,495	$793,309	$782,147

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

	Seven Months Ended		Year Ended		Year Ended
	December 31, 2002		December 31, 2003		December 31, 2004
	As		As		As
	previously		previously	As	previously	As
	reported	As restated	reported	restated	reported	restated

Service, rental and maintenance	$135,295	$132,611	$192,159	$189,290	$161,071	$160,144
General and administrative	136,257	136,793	166,167	166,948	129,299	130,046
Depreciation, amortization and accretion	103,875	110,192	118,917	129,658	114,367	107,629
Stock based compensation	6,979	6,979	11,420	6,218	12,927	4,863
Severance and restructuring charges	—	—	11,481	16,683	3,018	11,938
Total operating expenses	428,043	432,212	551,363	560,016	461,114	455,052
Operating income	25,326	21,157	46,115	37,462	29,046	35,108
Other income	(1,129)	(1,129)	516	516	658	814
Income before income tax (expense)	3,092	(1,077)	26,969	18,316	22,759	28,977
Income tax (expense)	(2,265)	(2,265)	(10,841)	(5,308)	(9,278)	(16,810)
Net income	$827	$(3,342)	$16,128	$13,008	$13,481	$12,167
Basic net income per common share	$0.04	$(0.17)	$0.81	$0.65	$0.65	$0.58
Diluted net income per common share	$0.04	$(0.17)	$0.81	$0.65	$0.64	$0.58

Business — USA Mobility, formerly Arch Wireless, Inc., is a leading provider of wireless messaging and information services in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants or PDAs and personal computers. USA Mobility also offers wireless information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

Organization and Principles of Consolidation — USA Mobility is a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004 (see Note 3). Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2002, 2003 and 2004 and the acquired operations of Metrocall from November 16, 2004. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Arch and Metrocall. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies that are 20%-50% owned entities, or those in which we can otherwise exercise significant influence, are accounted for under the equity method of accounting, which include PageNet Canada, Inc. and Iris Wireless, Inc., both of which have a carrying value of zero.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Upon emergence from Chapter 11, the “Reorganized Company” restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting which requires recording the assets on a fair value basis similar to those required by Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”).

Reclassifications — Certain prior years’ amounts have been reclassified to conform with current year’s presentation. Those reclassifications include (1) an increase of $2.9 million to accounts receivable and accrued other associated with inactive customer credit balances, and (2) a decrease to accrued compensation of $1.1 million with a corresponding increase to accrued restructuring and severance, (3) decreases to restructuring and stock based compensation of $11.5 million and $5.2 million, respectively, with a corresponding increase to severance, restructuring and other of $16.7 million and (4) decreases to service, rental and maintenance expense of $0.3 million with a corresponding increase to depreciation, amortization and accretion for accretion expense on asset retirement obligation.

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

Allowances for Doubtful Accounts and Service Credits— USA Mobility extends trade credit to its customers for messaging services. Service to customers is generally discontinued if payment has not been received within approximately sixty days of billing. Once service is discontinued, accounts are subject to internal and external collection activities. If these efforts are unsuccessful, the account is written off, which generally occurs within 120 days of billing. USA Mobility records two allowances against its gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

Long-Lived Assets — Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Estimated
Useful Life
Asset Classification	(in Years)

Buildings and improvements	20
Leasehold improvements	Shorter of 3 or Lease Term
Messaging devices	1-2
Messaging and computer equipment	1.25-10
Furniture and fixtures	5
Vehicles	3

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

Goodwill and Other Intangible Assets— Goodwill is not amortized and will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform its annual impairment test. SFAS No. 142 requires USA Mobility to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. The fair value for goodwill is determined based on discounted cash flows, market multiples or appraised values as appropriate.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

Shipping and Handling Costs — USA Mobility incurs shipping and handling costs to send and receive messaging devices to its customers. These costs are included in general and administrative expense and amounted to $2.3 million, $4.0 million, $5.3 million and $4.5 million for the five months ended May 31, 2002, seven months ended December 31, 2002 and years ended December 31, 2003 and 2004, respectively.

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

Stock-Based Compensation — Effective January 1, 2003, compensation expense associated with options is being recognized in accordance with the fair value provisions of SFAS No. 123, Stock Based Compensation (“SFAS No. 123”), over the options’ vesting period. The transition to these provisions was accounted for and disclosed in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, utilizing the prospective method.

Income Taxes — USA Mobility accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are determined based on the difference between the financial statement and the accounting for income tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against net deferred tax assets if, based on available evidence, it is more likely than not the deferred tax assets would not be realized (see Note 7).

New Accounting Pronouncements — In December 2004, the FASB issued a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. SFAS No. 123R is effective as of the first interim or annual period that begins after June 15, 2005. The Company elected to adopt SFAS No. 123R as of January 1, 2005. Since the Company previously adopted the fair value provisions of SFAS 123 and SFAS 148, this adoption will not have a material impact on the financial statements.

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

USA Mobility, a holding company, was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Under the terms of the merger agreement, holders of 100% of the outstanding Arch common

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

stock received one share of the Company’s common stock for each common share held of Arch. Holders of 2,000,000 shares of Metrocall common stock received consideration totaling $150.0 million of cash and all of the remaining shares of Metrocall’s common stock were each exchanged for 1.876 shares of USA Mobility common stock. Upon consummation of the merger exchange, former Arch and Metrocall common shareholders held approximately 72.5% and 27.5%, respectively, of USA Mobility’s common stock on a fully diluted basis. At the time of the merger, each outstanding option to purchase common stock of Metrocall was converted into an option to purchase the number of shares of common stock of USA Mobility determined by multiplying the number of shares subject to the original option by 1.876, at an exercise price determined by dividing the exercise price of the original option by 1.876, and otherwise on the same terms and conditions as were applicable to such Metrocall stock options. At the time of the merger, outstanding options to purchase common stock of Arch were converted into options to purchase the same number of shares of common stock of USA Mobility on the same terms and conditions that were applicable to such Arch stock options.

USA Mobility expects to benefit from operating and other synergies which Arch or Metrocall could not achieve as stand-alone entities and be capable of improved long-term financial performance through elimination of redundant overhead and duplicative network structures.

The merger was accounted for using the purchase method of accounting pursuant to SFAS No. 141. Arch was deemed the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities are based upon the total purchase price and the estimated fair values of such assets and liabilities on the effective date of the merger. The results of operations of Metrocall have been included in USA Mobility’s results from November 16, 2004.

The aggregate purchase price for Metrocall of $432.8 million (as restated) including $150.0 million of cash, common stock valued at $207.6 million, and options to purchase USA Mobility common stock valued at $9.0 million. The value of the common shares issued to Metrocall shareholders was determined based on the average market price of Arch common stock for the seven-day period beginning three days before and ending three days after the date the merger was publicly announced.

As part of the restatement, liabilities assumed increased by $0.2 million from $57.2 million to $57.4 million to reflect adjustments to accrued taxes. The fair value of accounts receivable acquired was reduced by $0.7 million to reflect errors in the accumulation of other accounts receivable at the date of the merger. In addition, deferred income tax assets were reduced by $3.0 million to reflect a correction of the expected applicable income tax rate used to calculate the value of the deferred tax assets. The impact of these items resulted in an aggregate increase to liabilities assumed, a decrease in the fair value of identifiable assets acquired, and an increase of $3.9 million in Goodwill from $151.8 million to $155.7 million as of December 31, 2004. (See Note 1)

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The restated purchase price has been allocated as follows ($ in thousands):

At November 16,
2004

Consideration exchanged:
Fair value of shares issued	$207,563
Fair value of options issued	9,005
Cash payment	150,000
Transaction costs	8,870

375,438
Liabilities assumed (restated)	57,385

Total purchase price	432,823

Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	41,112
Accounts receivable (restated)	26,021
Prepaid expenses and other current assets	7,380
Property and equipment	90,683
Deferred tax assets (restated)	38,119
Intangible assets	72,254
Other assets	553
Deferred compensation	2,332

Total assets acquired	278,454

Goodwill (restated)	$154,369

The following table summarizes the fair values of the assets acquired (as restated) and liabilities assumed (as restated) at the date of acquisition ($ in thousands):

At November 16,
2004

Current assets (restated)	$74,513
Property, plant and equipment (restated)	90,683
Intangible assets	72,254
Deferred tax assets (restated)	38,119
Goodwill (restated)	154,369
Other assets	553
Deferred Compensation (presented as contra equity)	2,332

Total assets acquired	432,823

Current liabilities (restated)	(57,310)
Long-term debt	(75)

Total liabilities assumed	(57,385)

Net assets acquired	$375,438

In connection with the transaction, USA Mobility expects to incur restructuring costs primarily as a result of severance and relocation of workforce and the elimination of duplicate facilities and networks related to Metrocall’s

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

operations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, to the extent known or estimable. These restructuring costs consisted of $2.4 million of employee relocation and termination benefits. Through December 31, 2004, $0.9 million of these costs had been paid. The Company expects to pay the remaining liability in 2005. The Company also expects additional restructuring costs related to the merger to be incurred during 2005 as the Company finalizes and implements its reduction of duplicate facilities, rationalization of its network infrastructure, changes to telecommunication contracts, further severance and relocation of employees and other costs. The purchase price allocation will be adjusted as these additional costs become known or estimable for up to one year from the transaction date.

The amount of purchase price allocated to intangible assets and their respective amortization periods were as follows:

	Allocated	Amortization	Amortization
	Amount	Period	Method

Customer relationships and contracts	$65,046	5 years	Economic Consumption
Deferred financing costs	3,459	2 years	Straight Line
Commission licenses	1,630	5 years	Straight Line
Other	2,119	1 year	Straight Line

	$72,254

The amortization periods above result in a weighted-average amortization period of approximately 4.7 years. The amount of goodwill was $155.7 million (as restated), none of which will be deductible for tax purposes.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2004
	(Restated)	(Restated)
	(Unaudited and in thousands except for per share amounts)

Revenues	$1,015,418	$788,705
Net income (restated)	58,941	36,581
Basic net income per common share (restated)	2.19	1.36
Diluted net income per common share (restated)	2.16	1.34

4.	Long Lived Assets

Property and Equipment — Depreciation, amortization and accretion expense related to property and equipment totaled $81.8 million, $104.9 million, $124.6 million and $101.7 million for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the years ended December 31, 2003 and 2004, respectively. As part of the restatement 2003 depreciation, amortization and accretion expense related to property and equipment was increased from $118.9 million to $129.6 million to reflect the correction of an error with respect to the depreciation of certain assets. As part of the restatement, 2004 depreciation, amortization and accretion expense related to property and equipment was reduced from $114.4 million to $107.6 million to reflect the correction of an error with respect to the depreciation of certain assets. The carrying value of the net property and equipment on the Consolidated Balance Sheet for the year ended December 31, 2004 was increased to reflect this adjustment.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term, therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $11.7 million and $17.4 million through December 31, 2003 and 2004, respectively. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and ten years. Depreciation, amortization and accretion expense for the seven months December 31, 2002, and the years ended December 31, 2003 and 2004 included $4.6 million, $3.8 million and $1.6 million, respectively, related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets through 2013.

The components of the changes in the asset retirement obligation balances for the year ended December 31, 2004 were as follows (in thousands):

	Current	Long-Term
	Portion	Portion

Balance at December 31, 2003 (Restated)	$1,787	$6,173
Accretion	491	1,707
Amounts paid	(1,357)	—
Additional amounts recorded	2,502	3,115
Changes in cash flow estimates	—	—

Balance at December 31, 2004 (Restated)	$3,423	$10,995

The balances above were included in accrued other and other long-term liabilities, respectively, at December 31, 2004.

The primary variables associated with the estimate are the number and timing of transmitters and related equipment to be removed and an estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect the merger with Metrocall and the increased transmitters acquired, the extension of the economic life of the paging network and the Company’s plans to rationalize the Arch two-way network through 2005. In addition, the obligation was increased by the cost associated with rationalization of the combined one-way network.

The long-term asset retirement cost associated with the original assessment, the additional amount recorded due to the Metrocall merger, and the refinements of the estimated removal cost timing due to the Metrocall merger will accrete to a total liability of $24.4 million through 2013. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimates. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization, and accretion expense in 2002, 2003 and 2004 included $1.7 million (as restated), $2.9 million (as restated) and $2.2 million (as restated), respectively, for accretion expense on the asset retirement obligation liabilities. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date.

Effective November 16, 2004 USA Mobility revised the estimated depreciable lives of its paging infrastructure from five years to a range of one to approximately ten years. The changes in useful life resulted from the timing of USA Mobility’s network rationalization program due to the merger with Metrocall and aligned the useful lives of these assets with their planned removal from service. As a result of this prospective change depreciation expense decreased approximately $0.7 million (as restated) in the fourth quarter 2004.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

Goodwill and Amortizable Intangible Assets — Goodwill of $154.4 million (as restated) at December 31, 2004 resulted from the purchase accounting related to the Metrocall acquisition (see Note 3).

Amortizable intangible assets are comprised of the following at December 31, 2004 (in thousands):

	Useful	Gross Carrying	Accumulated
	Life	Amount	Amortization	Net Balance

Customer relationships and contracts	5 yrs	$68,593	$(6,958)	$61,635
Purchased Federal Communications Commission licenses	5 yrs	3,749	(2,160)	1,589
Deferred financing costs	2 yrs	3,459	(1,409)	2,050
Other	1 year	2,119	(264)	1,855

		$77,920	$(10,791)	$67,129

Other intangible assets are comprised of the following at December 31, 2003 (in thousands):

	Useful	Gross Carrying	Accumulated
	Life	Amount	Amortization	Net Balance

Customer relationships	3 yrs	$3,547	$(3,547)	$—
Purchased Federal Communications Commission licenses	5 yrs	2,119	(2,119)	—

		$5,666	$(5,666)	$—

Aggregate amortization expense for other intangible assets for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the years ended December 31, 2003 and 2004 was $0.9 million, $3.5 million, $2.2 million, and $3.7 million respectively. The estimated amortization expense, based on current intangible balances, is $25.9 million, $14.9 million, $9.5 million, $9.0 million and $7.9 million, for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

5.  Debt

Debt consisted of the following (in thousands):

	December 31,
	2003		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value

Borrowings under credit agreement	$—	$—	$95,000	$95,000
Arch 12% Subordinated Secured Compounding Notes due 2009	60,000	63,600	—	—
Other	—		58	58
	60,000		95,058
Less — Current maturities	20,000		47,558

Long-term debt	$40,000		$47,500

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Borrowings under Credit Facility — On November 16, 2004, Metrocall and Arch as Borrowers, along with USA Mobility, Inc. and its bank lenders, entered into a credit agreement (the “credit agreement”) to borrow $140.0 million. The cash proceeds under the credit agreement were used by USA Mobility to fund a portion of the cash consideration paid to Metrocall shareholders in accordance with the merger agreement. The borrowings are secured by substantially all of the assets of USA Mobility.

Under the credit agreement, the Company may designate all or any portion of the borrowings outstanding at either a floating base rate advance or a Eurodollar rate advance with an applicable margin of 1.50% for base rate advances and 2.50% for Eurodollar advances. For the period from November 16 to December 31, 2004, weighted average borrowings outstanding under the credit agreement were $129.0 million; interest expense was $1.2 million including amortization expense related to deferred financing fees of $0.4 million, the weighted average interest rate was 4.97% and the effective interest rate at December 31, 2004 was 4.74%.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Arch 12% Subordinated Secured Compounding Notes due 2009 — Arch debt consisted of fixed rate senior notes, which were publicly traded. The fair values of the fixed rate senior notes were based on market quotes as of December 31, 2003. There was often limited trading in the Arch notes and, therefore, quoted prices may not have been an indication of the value of the notes.

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

At December 31, 2004, there were 26,827,071 shares of common stock and zero shares of preferred stock outstanding. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding shares balance.

Arch Wireless, Inc. New Common Stock — Upon the effective date of the Arch plan of reorganization, all of the Arch Predecessor Company’s preferred and common stock, and all stock options were cancelled. The Reorganized Company’s authorized capital stock consists of 50,000,000 shares of common stock. Each share of common stock has a par value of $0.001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares were reserved for issuance under Arch’s plan of reorganization, to be issued from time to time as unsecured claims were resolved. Approximately 278,683 of these shares remain at December 31, 2004, to be issued pursuant to Arch’s plan of reorganization. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2003. All shares of Arch Wireless, Inc. new common stock were exchanged for a like number of shares of USA Mobility common stock.

Additional Paid in Capital — During the quarter ended December 31, 2003, additional paid in capital increased by $195.9 million (as restated) as a result of the reduction in the valuation allowance previously recorded

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

against Arch’s deferred tax assets (see Note 1 and 7). On November 16, 2004, additional paid in capital increased by approximately $216.6 million due to the exchange of the Company’s stock and options for outstanding Metrocall common stock and options (see Note 3).

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

	Arch
	Predecessor
	Company	Reorganized Company
	Five Months	Seven Months
	Ended	Ended
	May 31,	December 31,	Year Ended December 31,
	2002	2002	2003	2004
Net income (restated)	$1,658,922	$(3,342)	$13,008	$12,167

Weighted average shares of common stock outstanding	182,434,590	20,000,000	20,000,000	20,839,959
Dilutive effect of:
Options to purchase common stock	—	—	34,476	126,446

Weighted average shares of common stock and common stock equivalents	182,434,590	20,000,000	20,034,476	20,966,405

Earnings per share (restated):
Basic	$9.09	$(0.17)	$0.65	$0.58

Diluted	$9.09	$(0.17)	$0.65	$0.58

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

Options to purchase 169,000 shares of Metrocall common stock were converted into options to purchase 317,044 shares of Company common stock at an exercise price of $0.302 per share. The Metrocall options converted into USA Mobility options will vest on May 6, 2005. The fair value of these options was $9.0 million which was calculated using the Black-Scholes option valuation model assuming a risk free interest rate of 1.0%, an expected life of 5.7 months, an expected dividend yield of zero, and an expected volatility of 79% which resulted in a fair value per option grant of $28.40. Compensation expense of $2.3 million associated with the remaining vesting period will be recognized over 5.7 months; $614,000 of which was recognized for the November 16, 2004 to December 31, 2004 period.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

The following table summarizes the activities under the USA Mobility and Arch stock option plans for the periods presented:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Arch options outstanding at December 31, 2001	6,166,061	$6.80
Terminated	(6,166,061)	6.80

Arch options outstanding at December 31, 2002	—	—
Granted	249,996	0.001
Exercised	—	—

Arch options outstanding at December 31, 2003	249,996	0.001
Exercised	(166,664)	0.001

Arch options outstanding as of November 16, 2004 converted into USA Mobility options	83,332	0.001
Metrocall options converted into USA Mobility options	317,044	0.302
Terminated	(31,422)	0.302
Exercised	(76,267)	0.066

USA Mobility options outstanding at December 31, 2004	292,687	$0.278

USA Mobility options exercisable at December 31, 2004	23,481	$0.001

As of December 31, 2004, 23,481 and 269,206 options to purchase USA Mobility common stock had exercise prices of $0.001 and $0.302, respectively. The range of exercise prices for USA Mobility options was $0.001 to $0.302.

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

7.  Income Taxes

USA Mobility accounts for income taxes under the provisions of SFAS No. 109. Deferred tax assets and liabilities are determined based on the difference between the financial statement and the accounting for income tax bases of assets and liabilities, given the provisions of enacted laws. As part of the restatement described in Note 1 above, adjustments were made to deferred income tax assets to reflect corrections to: (1) the Company’s recognition of applicable state laws applicable to NOLs; (2) the expected applicable income tax rate used to value deferred income taxes; (3) the correction of errors made concerning the tax basis of assets both on a gross basis and in relation to limitations imposed by the IRC; and (4) income tax expense for 2002, 2003 and 2004 as a result of other adjustments included in the restatement. These changes and adjustments are included in the following schedules

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

detailing the components of the deferred tax asset, as well as the reconciliation of the federal statutory tax rate to the Company’s expected applicable tax rate for 2003 and 2004.

The components of USA Mobility’s restated net deferred tax asset at December 31, 2003 and 2004 were as follows (in thousands):

	2003	2004

Deferred tax assets (restated)	$207,669	$232,571
Deferred tax liabilities	—	—

	$207,669	$232,571

The approximate effect of each type of temporary difference and carry forward at December 31, 2003 and 2004 is summarized as follows (in thousands):

	2003	2004

Net operating losses (restated)	$36,269	$39,040
Intangibles and other assets	120,139	152,654
Property and equipment	16,561	12,308
Contributions carryover	2,845	2,441
Accruals and reserves	31,855	26,128

	$207,669	$232,571

At December 31, 2004, the Company had unused net operating loss carryforwards for federal and state income tax purposes of approximately $104 million which expire in various amounts through 2024. The Company’s ability to use net operating losses may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

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

During the quarter ended December 31, 2003, Arch management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $207.6 million (as restated) valuation allowance was released in the quarter ended December 31, 2003. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt well ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to utilize the net deferred tax assets.

Under the provisions of SFAS No. 109, reductions in a deferred tax asset valuation allowance that existed at the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The release of the valuation allowance described above reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven month period ended December 31, 2002 and the year ended December 31, 2003, respectively, and the remaining reduction of the valuation allowance of $195.9 million (as restated) was recorded as an increase to stockholders’ equity.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

In accordance with provisions of the Internal Revenue Code, Arch was required to apply the cancellation of debt income arising in conjunction with the provisions of its plan of reorganization against tax attributes existing as of December 31, 2002. The tax law about the method utilized to allocate the cancellation of debt income is subject to varied interpretations and differences have a material effect on the future tax position of USA Mobility. As a result of the method used to allocate cancellation of debt income for financial reporting purposes as of December 31, 2002, Arch had no net operating losses remaining and the tax bases of certain other tax assets were reduced. In August 2003, the treasury issued new regulations regarding the allocation of cancellation of debt income. Arch evaluated these regulations and determined that an alternative method of allocation was more applicable to the facts than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred tax assets and stockholders’ equity being recognized in 2003 than would have been recognized using the allocation method applied for financial reporting purposes as of December 31, 2002. Had this revised method been utilized at December 31, 2002, the only effect on the Company’s consolidated financial statements would have been the gross amounts disclosed in the tables above because Arch had a full valuation allowance in place at that time.

For the year ended December 31, 2004, the Company evaluated the recoverability of its deferred assets. The Company determined that (1) the results for the year ended December 31, 2004, were consistent with Arch’s management’s previous assessment and (2) the anticipated future results (which include additional incremental income from Metrocall operations) indicated that the Company will continue to generate income before income tax expense. The results of this assessment continue to indicate no valuation allowance against the deferred tax assets is required.

The significant components of USA Mobility’s income tax expense attributable to current operations for the periods ended December 31, 2002, 2003 and 2004 were as follows (in thousands):

		2003	2004
	2002	(Restated)	(Restated)

Current tax expense	$—	$3,653	$(956)
Deferred tax expense	2,265	1,655	17,766

	$2,265	$5,308	$16,810

The following is a restated reconciliation of the United States federal statutory rate of 35% to the Company’s expected applicable tax rate for each of the periods indicated:

	Seven Months Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2003	2004
	(Restated)	(Restated)	(Restated)

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	6.2	5.1	21.1
Non-deductible bankruptcy related expenses	(89.9)	—	—
Change in valuation allowances	(159.5)	(9.4)	—
Other	(2.1)	(1.7)	2.0

Effective tax rate	(210.3)%	29.0%	58.1%

8.	Commitments and Contingencies

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

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

On November 10, 2004, former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/Endispute in Boston, Massachusetts, asserting that they were terminated from their employment by the Company pursuant to a “Change in Control” as defined in their respective Executive Employment Agreements (the “Claim”). The Former Executives filed the Claim against Arch Wireless, Inc., Arch Wireless Holdings, Inc., Arch Wireless Operating Co., Inc., MobileMedia Communications, Inc. and Mobile Communications Corporation of America (collectively, the “Respondents”). The Former Executives asserted in their Claim, entitlement to additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements, attorneys fees and costs and unspecified other and further relief. In the event that the Former Executives were to prevail on their Claim they could be awarded additional compensation under the Arch Long-Term Incentive Plan and their respective Restricted Stock Agreements up to approximately $8.5 million plus the costs of attorneys fees and other costs. USA Mobility and the Former Executives mutually selected an arbitrator to preside over the case. Discovery is underway and the trial is scheduled to take place in May 2005. We are disputing the Claim vigorously. USA Mobility does not believe that a Change in Control as defined in the Former Executives Executive Employment Agreements has occurred and believe that we will ultimately prevail in the arbitration proceeding.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Future minimum lease payments under non-cancelable operating leases at December 31, 2004 were as follows (in thousands):

Year Ending December 31,

2005	$111,122
2006	76,995
2007	52,698
2008	32,223
2009	8,545
Thereafter	4,857

Total	$286,440

Total rent expense under operating leases for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the years ended December 31, 2003 and 2004, approximated $59.8 million, $76.2 million, $121.9 million and 102.8 million respectively.

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

The Company and certain of its subsidiaries, permitted under Delaware law, have entered into indemnification agreements with several persons, including each of its present directors and certain members of management, for certain events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of USA Mobility’s insurance policy coverage, USA Mobility believes the estimated fair value of these indemnification agreements is immaterial. Therefore, the Company has not recorded a liability for these agreements as of December 31, 2003 and 2004.

Other Commitments- On February 11, 2004, Metrocall’s wholly owned subsidiary, Metrocall Ventures (“Ventures”), entered into an agreement with Glenayre Electronics, Inc., a subsidiary of Glenayre Technologies, Inc. to form GTES, LLC (“GTES”). GTES offers product sales, maintenance services, software development and product development to the wireless industry as an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc. Pursuant to the terms of the agreement, Ventures contributed cash of $2.0 million in exchange for a 51% fully diluted ownership interest in GTES. We have a commitment to fund annual cash flow deficits, if any, of GTES of up to $1.5 million during the initial three-year period following the investment date.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

Funds may be provided by Ventures to GTES in the form of capital contributions or loans. No funding has been required through December 31, 2004.

9.	Employee Benefit Plans

Arch Long-term Incentive Plan

In June 2003, Arch’s board of directors approved a long-term incentive plan to retain and attract key members of management and to align their interests with those of Arch’s shareholders. Payments under this plan were based on the annual management incentive payment for 2003, which was paid by Arch in the first quarter of 2004. At that time, the amount of the annual incentive payment amount was also converted into a number of units, derived based on the average price of Arch’s common stock for ten days prior to the annual incentive payment. Payment under the long-term incentive plan will occur on the second anniversary following the 2003 annual incentive payment. The amount of the payment will be determined by multiplying the number of units for each participant by the average price of USA Mobility’s common stock at that point in time. Therefore, the liability associated with the long-term incentive plan will fluctuate in each reporting period based on the price of USA Mobility’s common stock in each reporting period. Each participant’s units vest as follows: 1/3 upon the 2003 annual incentive payment date and 1/3 on each subsequent anniversary. The plan includes provisions that require payment prior to the second anniversary following the 2003 annual incentive payment under certain circumstances, such as the involuntary termination of a participant without cause or a change in control of Arch. At December 31, 2004 and 2003, other long-term liabilities included $2.6 million and $3.1 million associated with this plan, respectively. At December 31, 2004, accrued severance and restructuring included $3.0 million associated with this plan.

Arch Retirement Savings Plans

Arch has had multiple retirement savings plans since its acquisitions of MobileMedia and PageNet in 1999 and 2000, respectively, qualifying under Section 401(k) of the Internal Revenue Code covering eligible employees, as defined. During 2002, Arch completed the consolidation of these plans into one plan, the Arch Retirement Savings Plan. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the Internal Revenue Code. Each of the current and former plans provide for employer matching contributions. Aggregate matching contributions for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the years ended December 31, 2003 and 2004 were approximately $0.7 million, $0.6 million, $0.8 million and $0.8 million, respectively. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Metrocall, Inc. Savings and Retirement Plan.

Metrocall, Inc. Savings and Retirement Plan

The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, is open to all Metrocall employees working a minimum of twenty hours per week with at least six months of service. The Plan qualifies under section 401(k) of the Internal Revenue Code (the “IRC”). Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall has agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company vest 20% per year beginning on the second anniversary of the participant’s employment. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Matching contributions under the Savings Plan were approximately $122,000 for the period November 16 to December 31, 2004. On January 1, 2005, the Metrocall, Inc. Savings and Retirement Plan was renamed USA Mobility, Inc. Savings and Retirement Plan.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

10.	Severance and Restructuring Liabilities

In the years ended December 31, 2003 and 2004, the Company recorded severance and restructuring costs of $16.7 million and $11.9 million, respectively, related to severance and certain lease agreements for transmitter locations. Under the terms of lease agreements for transmitter locations, Arch is required to pay minimum amounts for a designated number of transmitter locations. However, Arch determined the designated number of transmitter locations was in excess of its current and anticipated needs. The severance costs resulted from staff reductions as the Company continued to match its employee levels to operational requirements, and from anticipated additional staff reductions resulting from the integration of Arch and Metrocall.

At December 31, 2004, the balance of the restructuring liabilities was as follows (in thousands):

	Balance at	Restructuring			Balance at
	December 31,	Charge in			December 31,
	2003	2004	Reclassifications	Cash Paid	2004

Lease obligation costs	$11,481	$3,018	—	$(11,036)	$3,463
Severance (restated)	1,061	8,920	$2,948	(151)	12,778

Total	$12,542	$11,938	$2,948	$(11,187)	$16,241

The reclassification amount represents another long-term liability that became due as part of the severance agreement. The balance of these liabilities will be paid over the first two quarters of 2005.

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

12.  Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2003 and 2004 is summarized below (in thousands, except per share amounts). A reconciliation to the previously reported amounts is included in Note 1.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (1)

Year Ended December 31, 2003:
Revenues	$164,753	$154,076	$143,623	$135,026
Operating income (restated)	13,863	10,364	12,619	616
Net income (loss) (restated)	5,225	3,908	5,711	(1,835)
Basic/diluted net income (loss) per common share (restated)	0.26	0.20	0.29	(0.09)

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)

Year Ended December 31, 2004:
Revenues	$123,659	$115,797	$109,417	$141,287
Operating income (restated)	11,250	9,458	11,636	2,764
Net income (loss) (restated)	4,833	6,245	2,404	(1,315)
Basic net income (loss) per common share (restated)	0.24	0.31	0.12	(0.06)
Diluted net income (loss) per common share (restated)	0.24	0.31	0.12	(0.06)

The quarterly financial statement line items impacted by these adjustments are summarized in the following tables (in thousands, except shares and per share amounts):

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(Quarterly amounts are unaudited)

ASSETS
Accounts receivable, net	$20,363	$23,272	$20,279	$22,541	$20,987	$22,803	$37,750	$40,078
Deferred income tax assets — current	30,206	32,453	25,893	27,804	22,226	23,242	26,906	25,525
Total current assets	101,464	106,620	80,478	84,651	105,497	108,329	127,111	128,058
Property and equipment, net	193,183	188,312	167,321	165,735	150,840	150,229	216,508	220,028
Goodwill	—	—	—	—	—	—	151,791	154,369
Deferred income tax assets — long-term	189,346	175,229	191,955	176,665	191,395	171,952	225,253	207,046
Total Assets	$484,654	$470,822	$439,757	$427,054	$449,057	$431,835	$793,309	$782,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued compensation and benefits	$8,584	$7,523	$7,131	$6,070	$9,850	$8,789	$17,792	$10,329
Accrued taxes	8,196	9,700	8,887	10,573	9,102	10,965	27,862	30,097
Accrued restructuring and severance	11,467	12,528	8,470	9,531	5,541	6,602	4,974	16,241
Accrued other	7,445	11,107	7,028	9,966	5,956	8,368	10,279	14,297
Total current liabilities	115,481	120,647	68,335	72,959	68,699	72,974	151,917	161,975
Other long-term liabilities	9,005	18,390	6,921	16,703	8,203	18,148	10,555	16,632
Total Liabilities	124,486	139,037	75,256	89,662	76,902	91,122	209,972	226,107
Total Stockholders’ Equity	360,168	331,785	364,501	337,392	372,155	340,713	583,337	556,040
Total Liabilities and Stockholders’ Equity	$484,654	$470,822	$439,757	$427,054	$449,057	$431,835	$793,309	$782,147

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(Quarterly amounts are unaudited)

Service, rental and maintenance	39,362	38,790	36,988	36,739	36,904	36,653	47,817	47,962
General and administrative	32,941	31,304	28,968	29,150	27,438	27,615	39,952	41,977
Depreciation, amortization and accretion	26,309	26,353	31,071	28,327	22,302	21,867	34,685	31,082
Stock based compensation	688	2,267	2,054	1,908	1,865	1,865	8,320	(1,177)
Severance and restructuring	3,018	3,689	456	602	1,228	1,228	(1,684)	6,419
Total operating expenses	112,376	112,409	109,150	106,339	98,290	97,781	141,298	138,523
Operating income	11,283	11,250	6,647	9,458	11,127	11,636	(11)	2,764
Other income	168	168	177	177	66	66	247	403
Income before income tax (expense)	8,122	8,089	5,124	7,935	11,264	11,773	(1,751)	1,180
Income tax (expense)	(3,265)	(3,256)	(2,060)	(1,690)	(4,527)	(9,369)	574	(2,495)
Net income (loss)	$4,857	$4,833	$3,064	$6,245	$6,737	$2,404	$(1,177)	$(1,315)
Basic net income (loss) per common share	$0.24	$0.24	$0.15	$0.31	$0.34	$0.12	$(0.05)	$(0.06)
Diluted net income (loss) per common share	$0.24	$0.24	$0.15	$0.31	$0.34	$0.12	$(0.05)	$(0.06)

CONDENSED CONSOLIDATED INCOME STATEMENT
(In thousands, except share and per share amounts)

	2003
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(Quarterly amounts are unaudited)

Service, rental and maintenance	$50,135	$49,515	$48,511	$48,108	$46,736	$46,067	$46,777	$45,600
General and administrative	49,092	49,249	43,887	44,090	39,526	39,735	33,662	33,874
Depreciation, amortization and accretion	33,223	35,779	30,638	34,143	27,998	29,634	27,058	30,102
Total operating expenses	148,797	150,890	140,407	143,712	129,828	131,004	132,331	134,410
Operating income	15,956	13,863	13,669	10,364	13,795	12,619	2,695	616
Income before income tax (expense)	10,320	8,227	8,915	5,610	10,516	9,340	(2,782)	(4,861)
Income tax (expense)	(4,249)	(3,002)	(3,671)	(1,702)	(4,330)	(3,630)	1,409	3,026
Net income (loss)	$6,071	$5,225	$5,244	$3,908	$6,186	$5,710	$(1,373)	$(1,835)
Basic net income (loss) per common share	$0.30	$0.26	$0.26	$0.20	$0.31	$0.29	$(0.07)	$(0.09)
Diluted net income (loss) per common share	$0.30	$0.26	$0.26	$0.20	$0.31	$0.29	$(0.07)	$(0.09)

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(1)	In the fourth quarter of 2003, Arch recorded an $11.5 million restructuring charge associated with a lease agreement (see Note 10). In addition, general and administrative expenses for the fourth quarter of 2003 include approximately $3.6 million related to changes in estimates resulting in accrual reductions for various sales and property related taxes.

(2)	USA Mobility is a holding company formed to effect the merger of Arch and Metrocall that occurred on November 16, 2004. For financial reporting purposes Arch was deemed the acquiring entity. The operations of Metrocall have been included since November 16, 2004.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
February 26, 2004

SCHEDULE II

USA MOBILITY, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 2002, 2003 and 2004

	Balance at				Balance at
Allowance for Doubtful Accounts and	Beginning	Charged to			End of
Service Credits	of Period	Operations	Write-Offs	Other (1)	Period
	(In thousands)

Five Months ended May 31, 2002	$41,987	$34,355	$(39,355)	$—	$36,987

Seven Months ended December 31, 2002	$36,987	$35,048	$(49,543)	$—	$22,492

Year ended December 31, 2003	$22,492	$23,244	$(37,091)	$—	$8,645

Year ended December 31, 2004	$8,645	$13,061	$(19,598)	$6,185	$8,293

	Balance at				Balance at
	Beginning	Charged to			End of
Accrued Restructuring Charge	of Period	Expense	Deductions	Other (1)	Period

Five Months ended May 31, 2002	$17,496	$—	$(17,496)	$—	$—

Seven Months ended December 31, 2002	$—	$—	$—	$—	$—

Year ended December 31, 2003 (restated)	$—	$16,683	$(4,141)	$—	$12,542

Year ended December 31, 2004 (restated)	$12,542	$11,938	$(10,603)	$2,364	$16,241

(1)	Fair value of balance acquired from Metrocall

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement) (1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement) (1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004 (2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003 (3)
3.1	Amended and Restated Certificate of Incorporation. (2)
3.2	Amended and Restated By-Laws (2)
4.1	Specimen of common stock certificate, par value $0.0001 per share (1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P. (4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent (2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc. (2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly (2)
10.4	Amendment No. 1 to the Credit Agreement (8)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling (8)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan (5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan (5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan (7)
10.9	USA Mobility, Inc. Equity Incentive Plan (8)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant (6)
21.1	Subsidiaries of USA Mobility (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 24, 2006 (9)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 24, 2006 (9)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 24, 2006 (9)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 24, 2006 (9)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.

(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.

(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(6)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed November 22, 2004.

(7)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.

(8)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004 originally filed on March 17, 2005.

(9)	Filed herewith.