Form 10-Q/A
period 2005-03-31
USA Mobility, Inc
filed 2006-05-25
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, USA Mobility, Inc. (“USA Mobility”, the “Company”, or “we”) restated the financial statements and other financial information for the periods 2002, 2003 and 2004 and interim quarterly periods for 2004 and 2005 to reflect certain adjustments.

Only those items affected by the restatement have been changed in this Form 10-Q/A. Those areas include Item 1, 2 and 4 of Part I and Item 6 of Part II. Other information in this Form 10-Q/A has not been updated to reflect the impact of any other items occurring subsequent to the original 10-Q filing date.

For further discussion of the effects of the restatement, see Part 1, Item 1. Financial Statements, Condensed Consolidated Financial Statements and Note 1, Unaudited Notes to Condensed Consolidated Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4. Controls and Procedures.

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
	(Restated)	(Restated)
	(In thousands)
		(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$46,995	$37,111
Accounts receivable, net	40,078	36,055
Prepaid rent, expenses and other	15,460	20,321
Deferred income taxes	25,525	24,660

Total current assets	128,058	118,147
Property and equipment, net	220,028	189,780
Goodwill	154,369	154,369
Intangible assets	67,129	59,037
Deferred income taxes	207,046	209,302
Other assets	5,517	5,486

TOTAL ASSETS	$782,147	$736,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,558	$32,318
Accounts payable and other accrued liabilities	86,478	76,866
Customer deposits	4,316	3,970
Deferred revenue	23,623	22,475

Total current liabilities	161,975	135,629
Long-term debt, less current maturities	47,500	24,214
Other long-term liabilities	16,632	18,466

TOTAL LIABILITIES	226,107	178,309

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	536,252	537,887
Retained earnings	19,785	19,922

TOTAL STOCKHOLDERS’ EQUITY	556,040	557,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$782,147	$736,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2004	2005
	(Restated)	(Restated)
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$119,546	$159,150
Product sales	4,113	6,527

Total revenue	123,659	165,677

Operating expenses:
Cost of products sold	938	1,279
Service, rental and maintenance	38,790	56,353
Selling and marketing	9,068	10,402
General and administrative	31,304	48,427
Depreciation, amortization and accretion	26,353	40,595
Stock based compensation	2,267	1,385
Severance and restructuring	3,689	5,137

Total operating expenses	112,409	163,578

Operating income	11,250	2,099
Interest expense, net	(3,329)	(1,214)
Loss on extinguishment of long-term debt	—	(594)
Other income	168	137

Income before income tax expense	8,089	428
Income tax expense	(3,256)	(291)

Net income	$4,833	$137

Basic net income per common share	$0.24	$0.01

Diluted net income per common share	$0.24	$0.01

Basic weighted average common shares outstanding	20,000,000	27,108,034

Diluted weighted average common shares outstanding	20,078,213	27,320,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2005
	(Restated)	(Restated)
	(Unaudited and in thousands)

Cash flows from operating activities:
Net income	$4,833	$137
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	26,353	40,595
Amortization of deferred financing costs	—	505
Amortization of stock based compensation	2,267	1,385
Deferred income tax expense	3,523	(1,391)
Loss on extinguishment of long-term debt	—	594
Gain on disposals of property and equipment	(109)	(26)
Provisions for doubtful accounts, service credits and other	2,280	7,005
Changes in assets and liabilities:
Accounts receivable	3,317	(3,084)
Prepaid expenses and other	(2,017)	(4,861)
Intangibles and other long-term assets	—	(46)
Accounts payable and accrued expenses	(13,786)	(9,704)
Customer deposits and deferred revenue	(1,866)	(1,494)
Other long-term liabilities	(275)	1,464

Net cash provided by operating activities	24,520	31,079

Cash flows from investing activities:
Purchases of property and equipment	(5,701)	(2,564)
Proceeds from disposals of property and equipment	750	25
Receipts from note receivable	56	102

Net cash used for investing activities	(4,895)	(2,437)

Cash flows from financing activities:
Repayment of long-term debt	(20,000)	(38,526)

Net cash used for financing activities	(20,000)	(38,526)

Net decrease in cash and cash equivalents	(375)	(9,884)
Cash and cash equivalents, beginning of period	34,582	46,995

Cash and cash equivalents, end of period	$34,207	$37,111

Supplemental disclosure:
Interest paid	$1,903	$1,367

Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1

Restatement of Prior Interim Period and Annual Financial Statements — During 2005, USA Mobility, Inc. (“USA Mobility” or the “Company”) identified adjustments related to certain assets, liabilities, and expenses of the 2002, 2003 and 2004 consolidated financial statements and 2004 and 2005 interim period financial statements. Accordingly, the Company has restated the 2002, 2003 and 2004 consolidated financial statements and 2004 and 2005 interim period financial statements. The Company’s assessment of certain identified accounting errors resulted in the following adjustments to previously reported periods for 2004 and 2005.

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

Accordingly, the restated financial statements as of December 31, 2002 include increases of $9.3 million in property and equipment, at cost, $4.6 million in accumulated depreciation, $6.3 million in depreciation, amortization and accretion expense, $2.9 million in current liabilities and $5.4 million in long-term liabilities, and a decrease of $2.7 million in service, rental and maintenance expense. The restated financial statements for 2003 include a decrease of $2.2 million in property and equipment, at cost, increases of $0.2 million in accumulated depreciation, $2.8 million in depreciation, amortization and accretion expense, decreases of $2.2 million in current liabilities, $0.05 million in long-term liabilities, and $2.5 million in service, rental and maintenance expense. The restated financial statements for 2004 include a decrease of $0.05 million in property and equipment, at cost, increases of $0.9 million in accumulated depreciation, $2.7 million in depreciation, amortization and accretion expense, $0.2 million in current liabilities, $1.1 million in long-term liabilities, and a decrease of $0.5 million in service, rental and maintenance expense. During the first, second and third quarters of 2004 accumulated depreciation increased by less than $0.2 million in each quarter. Current liabilities decreased by less than $0.1 million in each of the first, second and third quarters of 2004. Long-term liabilities increased by $0.4 million in each of the first, second and third quarters of 2004. Depreciation, amortization and accretion expense increased by $0.6 million in each of the first, second and third quarters of 2004 while service, rental and maintenance expense decreased by $0.1 million in the first quarter of 2004 and decreased by $0.2 million in each of the second and third quarters of 2004. During the first quarter of 2005, accumulated depreciation decreased by $0.3 million, current liabilities increased by less than $0.1 million, long-term liabilities decreased by $0.4 million, depreciation, amortization and accretion expense increased by $0.8 million and service, rental and maintenance expense decreased by less than $0.1 million.

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

In addition to the impact of the matters described above, in 2004 an erroneous calculation was used to determine the applicable state income tax rate used to value deferred tax assets. The 2004 calculation did not properly consider the Company’s state income tax apportionment. Accordingly, the restated financial statements include a $19.6 million decrease in deferred tax assets and a $7.5 million increase to income tax expense for the year ended December 31, 2004. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $1.7 million to goodwill in 2004.

3. Certain state and local transactional taxes were not recorded in the appropriate periods.  The Company’s process for identifying and recording state and local transactional taxes failed to recognize a $2.8 million liability for certain transactional taxes imposed by certain jurisdictions in which the Company operates. These errors were initially noted and recognized by the Company in the second and third quarters of 2005 through recognition of additional expense. However, during the preparation of the Company’s 2005 financial statements, the Company determined that it is appropriate to restate previous years’ financial statements because only $0.6 million of the liability relates to 2005 and the remaining $2.2 million was incurred in prior years. To correct these errors, the restated financial statements reflect the recognition of these expenses in the appropriate accounting periods. Accordingly, the restated financial statements include a $0.5 million, $0.8 million and $0.7 million increase in general and administrative expense in 2002, 2003 and 2004, respectively and a $2.2 million decrease in general and administrative expense in 2005. The restated interim quarterly financials for the first quarter of 2005 reflects a $0.2 million increase in general and administrative expense offset in accrued taxes. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $0.2 million to goodwill in 2004.

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

Accordingly, the restated financial statements for 2003 include an increase in depreciation, amortization and accretion expense and accumulated depreciation of $7.6 million. The restated financial statements for 2004 reflect a $9.9 million decrease in depreciation, amortization and accretion expense and accumulated depreciation. The interim quarterly financial statements for the first, second and third quarters of 2004 reflect a decrease in depreciation, amortization and accretion expense and accumulated depreciation of $0.7 million, $3.5 million and $1.2 million, respectively. In 2005, the restated financials for the first quarter include an increase to depreciation expense and a corresponding decrease to accumulated depreciation of $0.7 million.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

None of the restatement items discussed above impacted reported revenues, cash balances or cash flows.

The financial statement line items impacted by these adjustments are summarized in the following tables (in thousands):

	December 31, 2004		March 31, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

ASSETS
Accounts receivable, net	$37,750	$40,078	$33,976	$36,055
Deferred income tax assets — current	26,906	25,525	26,626	24,660
Total current assets	127,111	128,058	118,034	118,147
Property and equipment, net	216,508	220,088	187,608	189,780
Goodwill	151,791	154,369	151,791	154,369
Deferred income tax assets — long-term	225,253	207,046	224,662	209,302
Total Assets	$793,309	$782,147	$746,618	$736,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$76,420	$86,478	$70,042	$76,866
Total current liabilities	151,917	161,975	128,805	135,629
Other long-term liabilities	10,555	16,632	7,559	18,466
Total Liabilities	209,972	226,107	160,578	178,309
Total Stockholders’ Equity	583,337	556,040	586,040	557,812
Total Liabilities and Stockholders’ Equity	$793,309	$782,147	$746,618	$736,121

	Quarter Ended		Quarter Ended
	March 31, 2004		March 31, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Service, rental and maintenance	$39,362	$38,790	$56,973	$56,353
General and administrative	32,941	31,304	53,140	48,427
Depreciation, amortization and accretion	26,309	26,353	38,535	40,595
Stock based compensation	688	2,267	1,411	1,385
Severance and restructuring	3,018	3,689	—	5,137
Total operating expenses	112,376	112,409	161,808	163,578
Operating income	11,283	11,250	3,869	2,099
Other income	168	168	293	137
Income before income taxes	8,122	8,089	2,354	428
Income tax (expense) benefit	(3,265)	(3,256)	(1,062)	(291)
Net income	$4,857	$4,833	$1,292	$137
Basic net income per common share	$0.24	$0.24	$0.05	$0.01
Diluted net income per common share	0.24	0.24	0.05	0.01

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Preparation of Interim Financial Statements — The consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial information included herein, other than the consolidated balance sheet as of December 31, 2004 (as restated), has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals, which are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

Amounts shown on the statement of results of operations within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization, accretion, stock based compensation, severance and restructuring charges. These items are shown separately on the Statement of Results of Operations within Operating Expenses.

Reclassifications — Certain prior years’ amounts have been reclassified to conform with current year’s presentation. Those reclassifications included (1) decreases to restructuring and stock based compensation of $3.0 million and $7.9 million, respectively, with a corresponding increase to severance, restructuring and other of $10.9 million for the three months ended March 31, 2004 and (2) an increase to depreciation, amortization and accretion of $0.1 million for the three months ended March 31, 2004 for accretion expense formerly included in service, rental and maintenance expense.

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

The merger was accounted for using the purchase method of accounting with Arch as the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities, as determined by an independent third-party valuation. The results of operations of Metrocall have been included in the USA Mobility results from November 16, 2004, therefore, the results presented for the three months ended March 31, 2004 do not include results associated with Metrocall.

In connection with the merger, USA Mobility expects to incur restructuring costs, primarily as a result of severance and relocation of its workforce and the elimination of duplicate facilities and networks related to Metrocall’s operations. Such costs have been recognized by the Company as a liability assumed as of the acquisition date, to the extent known or estimable. At the acquisition date, these restructuring costs consisted of $2.4 million of employee termination and relocation benefits. As of March 31, 2005, less than $100,000 of this liability remains unpaid.

USA Mobility expects to achieve operating and other synergies through elimination of redundant overhead and duplicative network structures. Subsequent to the merger, the Company began an extensive review of all operating systems, the rationalization of our one-way and two-way messaging networks, and the composition of our sales force. The Company expects to continue its reviews through 2005 and beyond as it deconstructs networks and

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

standardizes its systems. In this process, the Company expects to incur additional costs, however, no specific plan is currently in place.

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

	Three Months Ended
	March 31, 2004	March 31, 2005
	(Pro forma)
	(In thousands
	except for per share amounts)

Revenues	$214,372	$165,677
Net income (restated)	13,987	137
Basic net income per common share (restated)	0.52	0.01
Diluted net income per common share (restated)	0.51	0.01

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

(e) Goodwill and Other Intangible Assets — Goodwill of $154.4 million (as restated) at March 31, 2005 resulted from the purchase accounting related to the Metrocall merger as previously discussed. The Company’s operations consists of one reporting unit to evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually. The Company has selected the fourth quarter to perform its annual impairment test. Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from one to five years. Aggregate amortization expense for intangible assets for the three months ended March 31, 2004 and 2005 was zero and $7.1 million, respectively.

Amortizable intangible assets are comprised of the following at March 31, 2005 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(13,403)	$55,190
Purchased Federal Communications Commission licenses	5	3,750	(2,242)	1,508
Other	1	2,161	(808)	1,353

		74,504	(16,453)	58,051
Deferred financing costs	2	3,459	(2,472)	987

		$77,963	$(18,925)	$59,038

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

(g) Accounts Payable and Other Accrued Liabilities — Accounts payable and other accrued liabilities (as restated) consist of the following (dollars in thousands):

	December 31, 2004	March 31, 2005

Accounts payable	$6,011	$4,812
Accrued compensation and benefits (restated)	10,329	10,449
Accrued network costs	8,956	9,608
Accrued property and sales taxes (restated)	30,097	28,336
Accrued severance and restructuring (restated)	16,241	5,233
Accrued other (restated)	14,844	18,428

Total accounts payable and other accrued liabilities	$86,478	$76,866

Accrued property and sales taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(h) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	General — At December 31, 2004 and March 31, 2005, there were 26,827,071 and 26,849,351 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at March 31, 2005, there were 277,303 shares of common stock reserved for issuance from time to time as general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding share balance.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2004	2005

Net income (restated)	$4,833	$137

Weighted average shares of common stock outstanding	20,000,000	27,108,034
Dilutive effect of:
Options to purchase common stock	78,213	212,178

Weighted average shares of common stock and common stock equivalents	20,078,213	27,320,212

Earnings per share (restated):
Basic	$0.24	$0.01

Diluted	$0.24	$0.01

(i) Revenue Recognition — Revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, EITF No. 00-21, the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue. Accordingly, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed, but not meeting these recognition criteria, are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers, resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

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

(j) Stock Based Compensation — Compensation expense associated with options is being recognized in accordance with the fair value provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), over the options’ vesting period. For reporting purposes, pursuant to Staff Accounting Bulletin 107, Share-Based Payment, (“SAB 107”), when an entity has both cash and stock based compensation, disclosure of the amount of stock based compensation expense that would be included in cash compensation-based

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial categories must be disclosed. As a result, the following table reflects the allocation of $2.3 million and $1.4 million in stock based compensation for the three months ended March 31, 2004 and 2005, respectively.

	Three Months Ended March 31,
	2004	2005
	(In thousands)

Service, rental and maintenance expense	$171	$97
Selling and marketing expense	11	60
General and administrative expense	2,085	1,228

Total stock based compensation	$2,267	$1,385

(k) Severance and Restructuring — At March 31, 2005, the balance of the liability (as restated) was as follows (dollars in thousands):

				Remaining
	Balance at	Restructuring		Liability at
	December 31, 2004	Charge in 2005	Cash Paid	March 31, 2005

Lease obligation costs	$3,463	$—	$(2,078)	$1,385
Severance (restated)	12,778	5,137	(14,067)	3,848

Total accrued severance and restructuring	$16,241	$5,137	$(16,145)	$5,233

The remaining obligation associated with these agreements is expected to be paid during the second quarter of 2005.

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

On November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/Endispute arbitration forum in Boston, Massachusetts, asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective executive employment agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million. The Company recorded this settlement as an increase to general and administrative expenses for the three months ended March 31, 2005.

(m) Income Taxes — USA Mobility accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the income tax provision bases of assets and liabilities, given the provisions of enacted laws. In the event the Company obtains evidence that the deferred tax assets will not be realized, the Company would provide a valuation allowance against net deferred tax assets.

USA Mobility evaluates the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to consider all available positive and negative evidence to determine whether, based on such evidence, it is more likely than not that all of USA Mobility’s net deferred assets will be realized in future periods. Management continues to believe no valuation allowance is required as of the filing date.

The anticipated effective tax rate is expected to continue to differ from the statutory federal tax rate of 35%, primarily due to the effect of state income taxes.

(n) Related Party Transactions — Effective November 16, 2004, two members of the Company’s board of directors also serve as directors for entities from which it leases transmission tower sites. During the three months ended March 31, 2005, the Company paid $4.9 million and $0.8 million, respectively, to these landlords for rent

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses. Each director has recused himself from any discussions or decisions we make on matters relating to the relevant vendor.

(o) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(p) New Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement No. 123, Accounting for Stock Based Compensation (“SFAS No. 123R”), Share-Based Payment.  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123, as originally issued, and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The SEC adopted a rule that defers the effective date of SFAS 123R until the beginning of the first fiscal year beginning after June 15, 2005. The Company has elected to postpone adoption of SFAS 123R until 2006. Management does not expect SFAS 123R to materially effect the reported results of operations, cash flows or financial position of the Company.

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

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

We have restated our 2004 financial statements and 2004 and 2005 interim financial statements and other information, as discussed in the Restatement section of Part 1 and further described in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements. In this Quarterly Report on Form 10-Q/A, we are reporting net income of $4.9 million and $1.0 million for the three months ended March 31, 2004 and 2005, respectively, compared to net income of $4.9 million and $1.3 million that we reported in the previously filed Form 10-Q. In connection with the restatement described herein, the Company has concluded that, as of December 31, 2004, the restatement was a result of material weaknesses in the Company’s internal control over financial reporting. All amounts contained within management’s discussion and analysis have been corrected to reflect the impact of the restatement. See Note 1 to the Notes to Consolidated Financial Statements in the 2004 Annual Report on Form 10-K/A.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to USA Mobility, Inc. or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions including, but not limited to, those factors set forth within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under the “Risk Factors Affecting Future Operating Results” section of the MD&A.

Overview

The following discussion and analysis should be read in conjunction with our consolidated financial statements (as restated) and related notes and “Risk Factors Affecting Future Operating Results,” which describe key risks associated with our operations and industry, and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004: “Overview,” “Results of Operations,” “Liquidity and Capital Resources,” “Inflation” and “Application of Critical Accounting Policies.”

USA Mobility is a holding company that was formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”) which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2004 and the acquired operations of Metrocall from November 16, 2004. Accordingly, the income statement reflects increases in revenues and costs due to the inclusion of Metrocall during the three month period ended March 31, 2005 as compared to the three month period ended March 31, 2004, which included only the results of Arch.

Integration

We continue to believe that the combination of Arch and Metrocall provides us with the potential to generate stronger financial and operating results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially. During the first quarter of 2005, our integration and cost reduction efforts focused on:

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

The following table sets forth units in service associated with our channels of distribution:

	As of				As of
	March 31,		As of December 31,		March 31,
	2004(a)		2004(b)		2005(c)
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	3,516	84%	5,003	81%	4,790	82%
Indirect	662	16	1,199	19	1,068	18

Total	4,178	100%	6,202	100%	5,858	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch, and Metrocall’s additional units of 2,744,000 acquired on November 16, 2004.

(c)	Includes units in service of Arch and Metrocall.

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

The following table summarizes the breakdown of our one and two-way units in service at specified dates:

	As of				As of
	March 31,		As of December 31,		March 31,
	2004(a)		2004(b)		2005(b)
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	3,901	93%	5,673	91%	5,357	91%
Two-way messaging	277	7	529	9	501	9

Total	4,178	100%	6,202	100%	5,858	100%

(a)	Includes one and two-way messaging units in service of Arch.

(b)	Includes one and two-way messaging units in service of Arch and Metrocall.

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

	For the Three Months Ended
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

The demand for one-way and two-way messaging services declined during the three months ended March 31, 2005, and we believe demand will continue to decline for the foreseeable future in line with recent trends.

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

	For the Three Months Ended
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

Lease payments for transmitter locations are largely dependent on our messaging networks. We operate local, regional and nationwide one-way and two two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce this expense, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refer to as network rationalization. In 2004, we removed 1,040 transmitters from various networks. We intend to remove approximately 14% of our 18,500 transmitters in 2005 in conjunction with our integration activities, but the specific sites have not yet been identified.

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

The total of our cost of products sold, service, rental and maintenance, selling and marketing, and general and administrative expenses was $80.3 million and $116.8 million for the three months ended March 31, 2004 and 2005, respectively. For the three months ended March 31, 2005, approximately $53.1 million of these expenses were related to Metrocall operations. As discussed previously the Company expects revenue from one-way and two-way messaging services to continue to decline for the foreseeable future in line with recent trends. Additionally, the

Company believes that the rate of revenue decline will likely outpace the Company’s ability to reduce costs, therefore the Company expects it’s margins to decline for the foreseeable future. There can be no assurance that in the face of declining revenue the Company can remain profitable, or generate positive cash flow from operating activities.

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2004 and 2005

	Three Months Ended March 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%

Revenues:
Service, rental and maintenance	$119,546	96.7%	$159,150	96.1%	$39,604	33.1%
Product sales	4,113	3.3	6,527	3.9	2,414	58.7

	$123,659	100%	$165,677	100%	$42,018	100%

Selected operating expenses:
Cost of products sold	$938	0.8%	$1,279	0.8%	$341	36.4%
Service, rental and maintenance (restated)	38,790	31.4	56,353	34.0	17,563	45.3
Selling and marketing	9,068	7.3	10,402	6.3	1,334	14.7
General and administrative (restated)	31,304	25.3	48,427	29.2	17,123	54.7

	$80,100	64.8%	$116,461	70.3%	$36,361

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

	Units in Service			Revenues
	As of March 31,			Three Months Ended March 31,			Change Due to:
	2004	2005	Change	2004(a)	2005 (a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,901	5,357	1,456	$97,064	$127,123	$30,059	$(4,110)	$34,169
Two-way messaging	277	501	224	22,482	32,027	9,545	(2,370)	11,915

Total	4,178	5,858	1,680	$119,546	$159,150	$39,604	$(6,480)	$46,084

(a)	One-way messaging amounts shown include non-paging revenues.

Units in service as of March 31, 2005 include 2.5 million units from our merger with Metrocall. Excluding the Metrocall units, our units in service would have been 3.4 million or a 19% decline from March 31, 2004.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it may continue to decline for the foreseeable future in line with recent trends, which would result in reductions in service revenue due to the lower number of subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The $0.3 million increase for the three months ended March 31, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended March 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%

Lease payments for transmitter locations	$20,614	16.7%	$33,041	19.9%	$12,427	60.3%
Telecommunications related expenses	6,921	5.6	10,286	6.2	3,365	48.6
Payroll and related expenses	6,658	5.4	8,915	5.4	2,257	33.9
Other (restated)	4,597	3.7	4,111	2.5	(486)	(10.6)

Total	$38,790	31.4%	$56,353	34.0%	$17,563	45.3%

As illustrated in the table above, service, rental and maintenance expenses increased $17.5 million or 45.3% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $12.4 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $3.4 million resulting from the Metrocall merger, net of $1.5 million benefit that was recorded as a reduction to telecommunications expense due to a settlement of a roaming agreement. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $2.3 million, primarily due to an increase in employees resulting from the Metrocall merger.

•	Other includes a decrease of $0.1 million in 2004 and $0.04 million in 2005 due to a gain on deconstructing transmitter at a cost less than the estimated prior value of the related asset retirement obligation liability.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $1.3 million or 14.7% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the Metrocall merger.

General and Administrative.  General and administrative expenses consist of the following significant items:

	Three Months Ended March 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%

Payroll and related expenses	$14,440	11.7%	$18,677	11.3%	$4,237	29.3%
Bad debt	519	0.4	1,527	0.9	1,008	194.2
Facility expenses	3,624	2.9	6,111	3.7	2,487	68.6
Telecommunications	1,612	1.3	2,898	1.7	1,286	79.8
Outside services	2,835	2.3	6,768	4.1	3,933	138.7
Taxes and permits (restated)	3,386	2.7	5,309	3.2	1,923	56.8
Other (restated)	4,888	4.0	7,137	4.3	2,249	46.0

Total	$31,304	25.3%	$48,427	29.2%	$17,123	54.7%

As illustrated in the table above, general and administrative expenses increased $17.1 million from the period ended March 31, 2004 due to the inclusion of Metrocall operations. As reflected in the Restatement, $4.7 million in severance costs was reclassified from General and administrative to Severance and restructuring costs during the first quarter 2005.

The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate staffing reductions over the next several quarters in conjunction with the merger integration as we consolidate billing systems, customer service, and other back-office functions.

•	Bad debt — The increase in bad debt expenses reflected an increase of $1.0 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees.

•	Taxes and Permits — Taxes and permits consist mainly of property, franchise and gross receipts taxes. The increase in taxes and permits consists of an increase from the inclusion of Metrocall operations of $2.9 million, offset by a reduction in taxes payable by Arch of $1.0 million. The increase in taxes and permits expense, as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $1.9 million, repairs and maintenance associated with computer hardware and software of $1.7 million, and insurance of $1.2 million.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses increased to $40.6 million (restated) for the period ended March 31, 2005 from $26.3 million (restated) for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $14.2 million offset by a decrease of $0.2 million from Arch assets becoming fully depreciated. The remaining increase of $0.2 million resulted from additional accretion expense on asset retirement obligation liabilities.

Stock Based Compensation.  Stock based compensation consists primarily of amortization of compensation expense associated with common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $1.4 million for the period ended March 31, 2005 from $2.3 million for the same period in 2004 primarily due to lower compensation costs associated with the long-term management incentive plan, offset by the conversion of Metrocall options to USA Mobility options.

Interest Expense.  Interest expense decreased to $1.2 million for the period ended March 31, 2005 from $3.3 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004, partially offset by $1.4 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement.

Severance and Restructuring.  These costs were $3.7 million and $5.1 million for 2004 and 2005, respectively, and consist of charges resulting from staff reductions as the Company continued to match its employee levels to operational requirement.

Income Tax Expense.  For the period ended March 31, 2005, we recognized a $0.3 million income tax expense. The provision for the three months ended March 31, 2004 was $3.3 million. The decrease in the provision for the current year was primarily due to lower income before income tax expense. We anticipate recognition of provisions for income taxes to be required for the foreseeable future.

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

Our net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows:

CASH FLOWS

	Three Months Ended
	March 31,		Increase/
	2004	2005	(Decrease)
	(In thousands)

Net cash provided by operating activities	$24,520	$31,079	$6,559
Net cash used in investing activities	(4,895)	(2,437)	(2,458)
Net cash used in financing activities	(20,000)	(38,526)	18,526

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

	Three Months Ended
	March 31,		Increase/
	2004	2005	(Decrease)

Cash received from customers	$127,269	$167,622	$40,353
Cash paid for —
Payroll and related expenses	39,773	46,945	7,172
Lease payments for tower locations	23,623	34,317	10,694
Telecommunications expenses	9,168	12,975	3,807
Interest expense	1,903	1,367	(536)
Other operating expenses	28,282	40,939	12,657

Net cash provided by operating activities for the three months ended March 31, 2005 increased $6.6 million from the same period in 2004 due primarily to the following:

•	Cash received from customers increased $40.4 million in 2005 compared to the same period in 2004. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due primarily to revenue increases of $42.0 million, as discussed earlier, and a change in accounts receivable, $4.0 million in 2005 compared to $5.7 million in 2004. The change in accounts receivable was due to higher billings resulting from more units in service and higher revenue, which were a result of the merger.

•	Cash payments for payroll and related expenses increased $7.2 million due primarily to higher payroll expenses of $7.7 million, as discussed above, partially offset by $10.1 million of lower accruals for incentives and other payroll amounts and higher severance payments of $9.6 million.

•	Lease payments for tower locations increased $10.7 million. This increase was due primarily to payments for a greater number of tower locations resulting from the merger with Metrocall.

•	Cash used for telecommunications related expenditures increased $3.8 million in 2005 compared to the same period in 2004. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the three months ended March 31, 2005 compared to the same period in 2004 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger. Prior to December 31, 2004, we repaid $45.0 million of principal and subsequent to December 31, 2004 and through March 31, 2005 we repaid $38.5 million of principal. We anticipate repaying the remaining balance of the long-term debt by the end of 2005.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to increased balances of prepaid expenses and other current assets, and higher payments for outside services of $4.0 million and taxes and permits of $2.4 million.

Net Cash Used In Investing Activities.  Net cash used in investing activities in 2005 decreased $2.5 million from the same period in 2004 due primarily to lower capital expenditures. The merger of the two companies provided additional messaging devices allowing for reduced capital expenditures. Our business requires funds to finance capital expenditures which primarily include the purchase and repair of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2005 consisted primarily of the purchase of messaging devices and expenditures related to transmission and information systems and other equipment, offset by the net proceeds from the sale of other assets. The amount of capital we require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of our strategy to integrate and consolidate our networks. We anticipate our total capital expenditures for 2005 to be between $12.0 and $15.0 million.

Net Cash Used In Financing Activities.  Net cash used in financing activities in 2005 increased $18.5 million from the same period in 2004. In November 2004, as discussed below, we borrowed $140.0 million to primarily fund the cash consideration related to the Metrocall merger. Our use of cash in 2005 related primarily to principal repayments of those borrowings. In 2004, we used $20.0 million of net cash provided by operating activities to redeem Arch’s 12% notes.

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

Related Party Transactions

Effective November 16, 2004, two members of the Company’s board of directors also serve as directors for entities from which it leases transmission tower sites. During the three months ended March 31, 2005, the Company paid $4.9 million and $0.8 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions we make on matters relating to the relevant vendor.

Application of Critical Accounting Policies

The preceding discussions and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions including, but not limited to, those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, restructuring liabilities and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Risk Factors Affecting Future Operating Results

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q/A or presented elsewhere by management from time to time.

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

We may be unable to find vendors willing to supply us with paging equipment based on future demands.

We purchase paging equipment from third party vendors. This equipment is sold or leased to our customers in order to provide our wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. We believe that our existing vendor relationships, our current on-hand inventories of paging equipment and our repair and maintenance programs will ensure an adequate supply of paging equipment for the next two years; however, we are unable to predict if the existing third party vendors will continue to supply paging equipment. A lack of paging equipment could impact our ability to provide certain wireless messaging services and could materially adversely affect our cash flows, results of operations, and ultimately, the value of our common stock.

Future changes in ownership of our stock could prevent us from using our consolidated tax assets to offset future taxable income, which would materially reduce our expected after-tax net income and cash flows from operations. Actions available to us to preserve our consolidated tax assets could result in less liquidity for our common stock and/or depress the market value of our stock.

If we were to undergo an “ownership change,” as that term is defined in Section 382 of the Code, our use of our tax assets would be significantly restricted, which would reduce our after-tax net income and cash flow. This in turn could reduce our ability to fund our operations.

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

As of March 31, 2005, we have undergone a combined cumulative change in ownership of approximately 40%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 40% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock and certain other transactions affecting the direct or indirect ownership of stock.

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

We have material weaknesses in internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

Management has identified material weaknesses in our internal control over financial reporting that affected USA Mobility’s financial statements for the periods ended December 31, 2002, 2003, 2004 and 2005 and the first three quarters of the years ended December 31, 2004 and 2005. See “Item 4. Controls and Procedures.”

The material weaknesses in our internal control over financial reporting during these periods related to ineffective controls over the accuracy and valuation of income taxes and related deferred income tax balances; over the completeness and accuracy of transactional taxes and over the completeness and accuracy of depreciation expense and accumulated depreciation and over the completeness, accuracy and valuation of asset retirement costs, obligation liability and the related depreciation, amortization and accretion expense.

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

Principal Balance	Fair Value	Weighted-Average Interest Rate	Scheduled Maturity

$56.5 million	$56.5 million	5.0%	November 2006

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.

Management had previously concluded the Company’s disclosure controls and procedures were effective as of March 31, 2005. However, in connection with the restatement of the Company’s 2003 and 2004 annual and interim consolidated financial statements as fully described in Note 1 of the 10-Q/A, management determined that the material weaknesses described below existed as of March 31, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have now concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2005 to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood, that a material misstatement of the annual or interim financial quarterly statements will not be prevented or detected.

As a result of this evaluation, management identified the following material weaknesses in our internal control over financial reporting. Specifically, management concluded as of March 31, 2005:

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2005, we converted the Arch payroll system into the Metrocall payroll system. During the first quarter of 2005, we also converted the Metrocall telecommunications cost management system to the Arch system. We expect to make other changes in internal control over financial reporting.

The internal control over financial reporting at our recently acquired Metrocall subsidiary was excluded from the annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004. Outside of this assessment, management identified control deficiencies related to the financial reporting process at our Metrocall subsidiary. These deficiencies included the accounting for complex, non-routine transactions, the period-end financial closing process and the recording, billing, collection and payment of certain transactional taxes and similar fees owed to state and local jurisdictions. The accounting function at our Metrocall subsidiary did not have adequate staffing and resources to effectively communicate with operational personnel, properly account for complex non-routine transactions occurring at the subsidiary in accordance with generally accepted accounting principles and effectively mitigate other deficiencies in our business processes and information systems at that subsidiary.

In connection with our efforts to integrate Metrocall into our operations and in order to remediate the above control deficiencies at our Metrocall subsidiary, the following is the current status of our actions in the first quarter of 2005.

(1) With respect to staffing, we have:

a. Hired a Director of Financial Reporting who is responsible for reviewing complex and non-routine transactions for compliance with generally accepted accounting principles;

b. Engaged an outside search firm to assist in finding the required talent to meet our staffing requirements. The Company expects to fill these positions by the end of the year; and

c. Engaged outside consultants to supplement our existing staff until full time staff can be hired. These consultants also will provide expertise in determining the appropriate accounting for transactions.

(2) With respect to the financial closing and reporting process and controls in order to enhance the effectiveness of communications among our accounting staff and operations management, we have:

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

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. We believe that our pending lawsuits will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q/A and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Dated: May 24, 2006

EXHIBIT INDEX

Exhibit No.		Description

31	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006
31	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006
32	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006
32	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006

*	Filed herewith