Form 10-Q/A
period 2005-06-30
USA Mobility, Inc
filed 2006-05-25
CIK 1289945

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

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, USA Mobility, Inc. (“USA Mobility”, or the “Company”, or “we”) restated the financial statements and other financial information for the periods 2002, 2003 and 2004 and interim quarterly periods for 2004 and 2005 to reflect certain adjustments.

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
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$46,995	$42,643
Accounts receivable, net	40,078	38,012
Prepaid rent, expenses and other	15,460	13,503
Deferred income tax assets	25,525	22,841

Total current assets	128,058	116,999
Property and equipment, net	220,028	164,322
Goodwill	154,369	154,811
Intangible assets, net	67,129	52,004
Deferred income tax assets	207,046	209,515
Other assets	5,517	5,010

TOTAL ASSETS	$782,147	$702,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,558	$17,681
Accounts payable and other accrued liabilities	86,478	81,569
Customer deposits	4,316	3,606
Deferred revenue	23,623	20,921

Total current liabilities	161,975	123,777
Long-term debt, less current maturities	47,500	8,833
Other long-term liabilities	16,632	13,791

TOTAL LIABILITIES	226,107	146,401

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	536,252	540,146
Retained earnings	19,785	16,111

TOTAL STOCKHOLDERS’ EQUITY	556,040	556,260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$782,147	$702,661

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$111,174	$151,483	$230,720	$310,633
Product sales	4,623	6,054	8,736	12,581

Total revenue	115,797	157,537	239,456	323,214

Operating expenses:
Cost of products sold	856	929	1,794	2,208
Service, rental and maintenance	36,739	56,104	75,529	112,457
Selling and marketing	8,757	11,156	17,825	21,558
General and administrative	29,150	46,491	60,454	94,918
Depreciation, amortization and accretion	28,327	35,224	54,680	75,819
Stock based compensation	1,908	597	4,175	1,982
Severance and restructuring	602	9,904	4,291	15,041

Total operating expenses	106,339	160,405	218,748	323,983

Operating income (loss)	9,458	(2,868)	20,708	(769)
Interest expense, net	(1,700)	(499)	(5,029)	(1,713)
Loss on extinguishment of long-term debt	—	(432)	—	(1,026)
Other income (expense)	177	(73)	345	64

Income (loss) before income tax expense	7,935	(3,872)	16,024	(3,444)
Income tax expense	(1,690)	61	(4,946)	(230)

Net income (loss)	$6,245	$(3,811)	$11,078	$(3,674)

Basic net income (loss) per common share	$0.31	$(0.14)	$0.55	$(0.14)

Diluted net income (loss) per common share	$0.31	$(0.14)	$0.55	$(0.14)

Basic weighted average common shares outstanding	19,965,076	27,226,076	19,982,635	27,167,381

Diluted weighted average common shares outstanding	20,109,191	27,226,076	20,093,617	27,167,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2005
	(Restated)	(Restated)
	(Unaudited and in thousands)

Cash flows from operating activities:
Net income (loss)	$11,078	$(3,674)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	54,680	75,819
Amortization of deferred financing costs	—	630
Amortization of stock based compensation	4,175	1,982
Deferred income tax expense	5,475	(560)
Loss on extinguishment of long-term debt	—	1,026
Gain on disposals of property and equipment	(230)	(32)
Provisions for doubtful accounts, service credits and other	4,268	11,328
Changes in assets and liabilities:
Accounts receivable	2,006	(9,443)
Prepaid expenses and other	(2,036)	2,018
Intangibles and other long-term assets	—	2,560
Accounts payable and accrued expenses	(19,302)	(5,001)
Customer deposits and deferred revenue	(4,161)	(3,412)
Other long-term liabilities	1,354	(4,078)

Net cash provided by operating activities	57,307	69,164

Cash flows from investing activities:
Purchases of property and equipment	(8,138)	(5,383)
Proceeds from disposals of property and equipment	1,618	176
Receipts from note receivable	110	181

Net cash used for investing activities	(6,410)	(5,026)

Cash flows from financing activities:
Repayment of long-term debt	(60,000)	(68,544)
Proceeds from exercise of options	—	54
Purchase of treasury shares	(3,112)	—

Net cash used for financing activities	(63,112)	(68,490)

Net decrease in cash and cash equivalents	(12,215)	(4,352)
Cash and cash equivalents, beginning of period	34,582	46,995

Cash and cash equivalents, end of period	$22,367	$42,643

Supplemental disclosure:
Interest paid	$6,690	$1,996

Income taxes paid	$—	$—

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

1. Asset retirement obligations were incorrectly calculated in 2002, 2003 and 2004.  The Company adopted the provisions of Statement of Financial Accounting (“SFAS”) Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) in 2002. The Company did not record the initial asset retirement obligation and related asset retirement cost upon emergence from bankruptcy; therefore, the Company understated subsequent accretion expense related to the asset retirement obligation and depreciation expense of the asset retirement cost in 2002. In addition, in 2002, 2003 and 2004 the Company did not correctly use the fair value of costs to deconstruct transmitters to determine the fair value of the asset retirement obligation, which understated reported liabilities and assets. The Company’s expected timing of cash flows of the transmitter deconstructions have also been revised to coincide with their depreciable lives that were estimated during the applicable time period.

Accordingly, the restated financial statements as of December 31, 2002 include increases of $9.3 million in property and equipment, at cost, $4.6 million in accumulated depreciation, $6.3 million in depreciation, amortization and accretion expense, $2.9 million in current liabilities and $5.4 million in long-term liabilities, and a decrease of $2.7 million in service, rental and maintenance expense. The restated financial statements for 2003 include a decrease of $2.2 million in property and equipment, at cost, increases of $0.2 million in accumulated depreciation, $2.8 million in depreciation, amortization and accretion expense, decreases of $2.2 million in current liabilities, $0.05 million in long-term liabilities, and $2.5 million in service, rental and maintenance expense. The restated financial statements for 2004 include a decrease of $0.05 million in property and equipment, at cost, increases of $0.9 million in accumulated depreciation, $2.7 million in depreciation, amortization and accretion expense, $0.2 million in current liabilities, $1.1 million in long-term liabilities, and a decrease of $0.5 million in service, rental and maintenance expense. During the first, second and third quarters of 2004 accumulated depreciation increased by less than $0.2 million in each quarter. Current liabilities decreased by less than $0.1 million in each of the first, second and third quarters of 2004. Long-term liabilities increased by $0.4 million in each of the first, second and third quarters of 2004. Depreciation, amortization and accretion expense increased by $0.6 million in each of the first, second and third quarters of 2004 while service, rental and maintenance expense decreased by $0.1 million in the first quarter of 2004 and decreased by $0.2 million in each of the second and third quarters of 2004. Accumulated depreciation decreased by $0.3 million and $0.2 million in the first and second quarters of 2005, respectively. Current liabilities increased by less than $0.1 million in the first and second quarters of 2005. Long-term liabilities decreased by $0.4 million in each of the first and second quarters. Depreciation, amortization and accretion expense increased by $0.8 million and $0.7 million in the first and second quarters of 2005, respectively. Service, rental and maintenance expense decreased by less than $0.1 million in the first two quarters of 2005.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. Certain state and local transactional taxes were not recorded in the appropriate periods.  The Company’s process for identifying and recording state and local transactional taxes failed to recognize a $2.8 million liability for certain transactional taxes imposed by certain jurisdictions in which the Company operates. These errors were initially noted and recognized by the Company in the second and third quarters of 2005 through recognition of additional expense. However, during the preparation of the Company’s 2005 financial statements, the Company determined that it is appropriate to restate previous years’ financial statements because only $0.6 million of the liability relates to 2005 and the remaining $2.2 million was incurred in prior years. To correct these errors, the restated financial statements reflect the recognition of these expenses in the appropriate accounting periods. Accordingly, the restated financial statements include a $0.5 million, $0.8 million and $0.7 million increase in general and administrative expense in 2002, 2003 and 2004, respectively, and a $2.2 million decrease in general and administrative expense in 2005. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $0.2 million to goodwill in 2004. General and administrative expense increased by $0.2 million in the first quarter of 2005 and decreased by $0.9 million in the second quarter of 2005.

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

Accordingly, the restated financial statements for 2003 include an increase in depreciation, amortization and accretion expense and accumulated depreciation of $7.6 million. The restated financial statements for 2004 reflect a $9.9 million decrease in depreciation, amortization and accretion expense and accumulated depreciation. The interim quarterly financial statements for the first, second and third quarters of 2004 reflect a decrease in depreciation, amortization and accretion expense and accumulated depreciation of $0.7 million, $3.5 million and $1.2 million, respectively. The interim quarterly financial statements for the first and second quarters of 2005 reflect an increase to depreciation expense of $0.7 million and a decrease to accumulated depreciation of $0.7 million and $1.3 million, respectively.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

None of the restatement items discussed above impacted reported revenues, cash balances or cash flows.

The financial statement line items impacted by these adjustments are summarized in the following tables (in thousands):

	December 31,		June 30,
	2004		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

ASSETS
Accounts receivable, net	$37,750	$40,078	$35,545	$38,012
Deferred income tax assets — current	26,906	25,525	28,088	22,841
Total current assets	127,111	128,058	119,780	116,999
Property and equipment, net	216,508	220,028	163,771	164,322
Goodwill	151,791	154,369	152,250	154,811
Deferred income tax assets — long-term	225,253	207,046	223,682	209,515
Total Assets	$793,309	$782,147	$716,497	$702,661

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$76,420	$86,478	$74,772	$81,569
Total current liabilities	151,917	161,975	116,980	123,777
Other long-term liabilities	10,555	16,632	5,233	13,791
Total Liabilities	209,972	226,107	131,046	146,401
Total Stockholders’ Equity	583,337	556,040	585,451	556,260
Total Liabilities and Stockholders’ Equity	$793,309	$782,147	$716,497	$702,661

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Service, rental and maintenance	$36,988	$36,739	$56,429	$56,104
General and administrative	28,968	29,150	47,624	46,491
Depreciation and amortization	31,071	28,327	32,890	35,224
Stock based compensation	2,054	1,908	668	597
Severance and restructuring	456	602	9,442	9,904
Total operating expenses	109,150	106,339	159,138	160,405
Operating income (expense)	6,647	9,458	(1,601)	(2,868)
Income (loss) before income tax (expense)	5,124	7,935	(2,605)	(3,872)
Income tax (expense) benefit	(2,060)	(1,690)	(44)	61
Net income (loss)	$3,064	$6,245	$(2,649)	$(3,811)
Basic net income (loss) per common share	$0.15	$0.31	$(0.10)	$(0.14)
Diluted net income (loss) per common share	0.15	0.31	(0.14)	(0.14)

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Service, rental and maintenance	$75,976	$75,529	$113,078	$112,457
General and administrative	60,085	60,454	96,136	94,918
Depreciation, amortization and accretion	57,380	54,680	71,425	75,819
Stock based compensation	4,321	4,175	2,079	1,982
Severance and restructuring	4,145	4,291	14,462	15,041
Total operating expenses	221,526	218,748	320,946	323,983
Operating income (loss)	17,930	20,708	2,268	(769)
Other income	345	345	219	64
Income before income tax (expense)	13,246	16,024	(251)	(3,444)
Income tax (expense) benefit	(5,325)	4,946	(1,106)	(230)
Net income (loss)	$7,921	$11,078	$(1,357)	$(3,674)
Basic net income (loss) per common share	$0.40	$0.55	$(0.05)	$(0.14)
Diluted net income (loss) per common share	0.39	0.55	(0.05)	(0.14)

(a) Preparation of Interim Financial Statements — The consolidated financial statements of USA Mobility, Inc. (“USA Mobility,” the “Company” or “we”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial information included herein, other than the consolidated balance sheet as of December 31, 2004 (as restated), has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals, which are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K/A for the year ended December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

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

Reclassifications — Certain prior years’ amounts have been reclassified to conform with current year’s presentation. Those reclassifications included (1) decreases to restructuring and stock based compensation of $3.0 million and $8.1 million, respectively, with a corresponding increase to severance, restructuring and other of $11.1 million for the six months ended June 30, 2004 and (2) an increase to depreciation, amortization and accretion of $0.1 million and $0.2 million for the three and six months ended June 30, 2004, respectively, for accretion expense formerly included in service, rental and maintenance expense.

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

	Six Months Ended
	June 30, 2004	June 30, 2005
	(Pro Forma)	(Restated)
	(In thousands
	except per share amounts)

Revenues	$417,286	$323,214
Net income (loss) (restated)	29,337	(3,674)
Basic net income (loss) per common share (restated)	1.09	(0.14)
Diluted net income (loss) per common share (restated)	1.07	(0.14)

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock.

(e) Goodwill and Other Intangible Assets — Goodwill of $154.8 million (as restated) at June 30, 2005 resulted from the purchase accounting related to the Metrocall merger as previously discussed. The Company’s operations consists of one reporting unit to evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually or when events or circumstances suggest a potential impairment may have occurred. The Company has selected the fourth quarter to perform its annual impairment test. Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the six months ended June 30, 2004 and 2005 was zero and $13.5 million, respectively.

Amortizable intangible assets are comprised of the following at June 30, 2005 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(19,216)	$49,377
Purchased Federal Communications Commission (“FCC”) licenses	5	3,750	(2,323)	1,427
Other	1	2,161	(1,345)	816

		74,504	(22,884)	51,620
Deferred financing costs	2	3,459	(3,074)	385

		$77,963	$(25,958)	$52,005

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

(g) Accounts Payable and Other Accrued Liabilities — Accounts payable and other accrued liabilities (as restated) consist of the following (dollars in thousands):

	December 31, 2004	June 30, 2005

Accounts payable	$6,011	$3,777
Accrued compensation and benefits (restated)	10,329	8,466
Accrued network costs	8,956	10,111
Accrued property and sales tax (restated)	30,097	29,893
Accrued severance and restructuring (restated)	16,241	13,061
Accrued other	14,844	16,261

Total accounts payable and other accrued liabilities	$86,478	$81,569

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

In lieu of cash payments for directors’ fees earned since the date of the merger on November 16, 2004, through March 31, 2005, two directors elected to receive a total of 1,530 unrestricted shares of the Company’s common stock during June 2005 based upon the fair market value of a share of common stock at the date of issuance.

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and restricted stock using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005

Net income (loss) (restated)	$6,245	$(3,811)	$11,078	$(3,674)

Weighted average shares of common stock outstanding	19,965,076	27,226,076	19,982,635	27,167,381
Dilutive effect of:
Options to purchase common stock and restricted stock	144,115	—	110,982	—

Weighted average shares of common stock and common stock equivalents	20,109,191	27,226,076	20,093,617	27,167,381

Earnings (loss) per share (restated):
Basic	$0.31	$(0.14)	$0.55	$(0.14)

Diluted	$0.31	$(0.14)	$0.55	$(0.14)

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

(j) Stock Based Compensation — Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), over the instruments’ vesting period. Pursuant to Staff Accounting Bulletin 107, Share-Based Payment, (“SAB 107”), the following table reflects the classification of $4.2 million and $2.0 million in stock based compensation for the six months ended June 30, 2004 and 2005, respectively (dollars in thousands).

	Six Months Ended June 30,
	2004	2005

Service, rental and maintenance expense	$319	$149
Selling and marketing expense	19	86
General and administrative expense	3,837	1,747

Total stock based compensation	$4,175	$1,982

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Severance and Restructuring — At June 30, 2005, the balance of the liability (as restated) was as follows (dollars in thousands):

					Remaining
	Balance at				Liability at
	December 31, 2004	Charges in 2005	Reclassifications	Cash Paid	June 30, 2005

Lease obligation costs	$3,463	$—	$—	$(3,463)	$—
Severance costs (restated)	12,778	10,741	2,531	(12,989)	13,061
Litigation settlement costs	—	4,300	—	(4,300)	—

Total accrued severance and restructuring	$16,241	$15,041	$2,531	$(20,752)	$13,061

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

On November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/Endispute arbitration forum in Boston, Massachusetts asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective executive employment agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million. The Company recorded this settlement as an increase to severance expenses for the six months ended June 30, 2005.

(m) Income Taxes — USA Mobility accounts for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on the difference between the financial statement bases and the income tax provision bases of assets and liabilities, given the provisions of enacted laws. In the event the Company obtains evidence the deferred tax assets will not be realized, the Company would provide a valuation allowance against net deferred tax assets.

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

(n) Related Party Transactions — As of November 16, 2004, two members of the Company’s board of directors also serve as directors for entities from which the Company leases transmission tower sites. During the six months ended June 30, 2005, the Company paid $13.5 million and $1.7 million, respectively, to these landlords for

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent expenses. Each director has recused himself from any discussions or decisions made on matters relating to the relevant vendor.

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

In December 2004 the FASB issued a revision of Statement No. 123, Accounting for Stock Based Compensation (“SFAS No. 123R”), Share-Based Payment. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effects on its financial condition, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

We have restated our 2004 financial statements and 2004 and 2005 interim financial statements and other information, as discussed in the Restatement section of Part I and further described in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements. In this Quarterly Report on Form 10-Q/A, we are reporting net income of $6.2 million and a net loss of $3.8 million for the three months ended June 30, 2004 and 2005, and net income of $11.1 million and a net loss of $3.7 million for six months ended June 30, 2004 and 2005, respectively, compared to net income of $3.1 million and a net loss of $2.6 million for three months ended June 2004 and 2005, and net income of $7.9 million and a net loss of $1.4 million for six months ended June 2004 and 2005 that we reported in the previously filed Form 10-Q. In connection with the restatement described herein, the Company has concluded that, as of December 31, 2004, the restatement was a result of material weaknesses in the Company’s internal control over financial reporting. All amounts contained within management’s discussion and analysis have been corrected to reflect the impact of the restatements. See Note 1 to the Notes to Consolidated Financial Statements in the 2004 Annual report on Form 10-K/A.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to USA Mobility or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions including, but not limited to, those factors set forth within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the discussion under the “Risk Factors Affecting Future Operating Results” section of the MD&A.

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

The following table sets forth units in service associated with our channels of distribution:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2004(a)		2005(b)		2005(b), (c)
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	3,380	85%	4,790	82%	4,496	84%
Indirect	589	15%	1,068	18%	852	16%

Total	3,969	100%	5,858	100%	5,348	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

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

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2004(a)		2005(b)		2005(b), (c)
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	3,699	93%	5,357	91%	4,876	91%
Two-way messaging	270	7%	501	9%	472	9%

Total	3,969	100%	5,858	100%	5,348	100%

(a)	Includes one-way and two-way messaging units in service of Arch.

(b)	Includes one-way and two-way messaging units of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

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

The following table summarizes the number of units in service owned by us, our subscribers and our indirect customers at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2004(a)		2005(b)		2005(b), (c)
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	3,079	77%	4,565	78%	3,983	74%
Owned by subscribers	300	8%	225	4%	513	10%
Owned by indirect customers or their subscribers	590	15%	1,068	18%	852	16%

Total	3,969	100%	5,858	100%	5,348	100%

(a)	Includes units in service of Arch.

(b)	Includes units of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

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

Lease payments for transmitter locations are largely dependent on the Company’s messaging networks. We operate local, regional and nationwide one-way and two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce this expense, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization.

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

The total of our cost of products sold, service, rental and maintenance, selling and marketing, and general and administrative expenses was $155.6 million and $231.1 million for the six months ended June 30, 2004 and 2005, respectively. As discussed previously, the Company expects revenue from one-way and two-way messaging services to continue to decline for the foreseeable future in line with recent trends. Additionally, the Company believes that the rate of revenue decline will likely outpace the Company’s ability to reduce costs, therefore the Company expects it’s margins to decline for the foreseeable future. There can be no assurance that in the face of declining revenue the Company can remain profitable, or generate positive cash flow from operating activities.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2004 and 2005

	Three Months Ended June 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$111,174	96.0%	$151,483	96.2%	$40,309	36.3%
Product sales	4,623	4.0	6,054	3.8	1,431	31.0

	$115,797	100%	$157,537	100%	$41,740

Selected operating expenses:
Cost of products sold	856	0.7	929	0.6	73	8.5
Service, rental and maintenance (restated)	36,739	31.7	56,104	35.6	19,365	52.7
Selling and marketing	8,757	7.6	11,156	7.1	2,399	27.4
General and administrative (restated)	29,150	25.2	46,491	29.5	17,341	59.5

	$75,502	65.2%	$114,680	72.8%	$39,178

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

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it may continue to decline for the foreseeable future, in line with recent trends, which would result in reductions in service revenue due to the lower number of subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The increase for the three months ended June 30, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended June 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$19,490	16.8%	$32,067	20.4%	$12,577	64.5%
Telecommunications related expenses	6,866	5.9	11,821	7.5	4,955	72.2
Payroll and related expenses	6,147	5.3	7,600	4.8	1,453	23.6
Other (restated)	4,236	3.7	4,616	2.9	380	9.0

Total	$36,739	31.7%	$56,104	35.6%	$19,365	52.7%

As illustrated in the table above, service, rental and maintenance expenses increased $19.4 million or 52.7% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $12.6 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. Lease payments in 2005 include $0.2 million for lease termination penalties associated with the deconstruction of our one-way and two-way networks.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $5.0 million resulting from the Metrocall merger. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $1.5 million, primarily due to an increase in employees resulting from the Metrocall merger.

•	Other — Other includes a decrease of $0.2 million in 2004 and $0.1 million in 2005 due to a gain on deconstructing transmitters at a cost less than the estimated prior value of the related asset retirement obligation liability.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $2.4 million or 27.4% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the Metrocall merger.

General and Administrative.  General and administrative expenses consist of the following significant items:

	Three Months Ended June 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$13,659	11.8%	$17,926	11.4%	$4,267	31.2%
Bad debt	292	0.3	963	0.6	671	229.8
Facility expenses	3,350	2.9	5,288	3.4	1,938	57.9
Telecommunications	1,702	1.5	2,416	1.5	714	42.0
Outside services	2,771	2.4	7,988	5.1	5,217	188.3
Taxes and permits (restated)	3,077	2.7	4,855	3.1	1,778	57.8
Other	4,299	3.7	7,055	4.5	2,756	64.1

Total	$29,150	25.2%	$46,491	29.5%	$17,341	59.5%

As illustrated in the table above, general and administrative expenses increased $17.3 million from the three- month period ended June 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate staffing reductions over the next several quarters in conjunction with the merger integration as we consolidate billing systems, customer service, and other back-office functions.

•	Bad debt — The increase in bad debt expenses reflected an increase of $0.7 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities.

•	Taxes and Permits — Taxes and permits consist mainly of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $1.8 million, repairs and maintenance associated with computer hardware and software of $1.2 million and insurance of $1.2 million which increased primarily due to the merger with Metrocall.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses increased to $35.2 million (restated) for the three month period ended June 30, 2005 from $28.3 million (restated) for the same period in 2004. This increase was due primarily to depreciation, amortization and accretion expense of the tangible and intangible assets acquired from Metrocall, of $10.2 million, offset by $3.5 million decrease related to assets becoming fully depreciated. The remaining increase of $0.2 million resulted from additional accretion expense on asset retirement obligation liabilities.

Stock Based Compensation.  Stock based compensation consists primarily of amortization of compensation expense associated with common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $0.6 million for the three month period ended June 30, 2005 from $1.9 million for the same period in 2004. The change is attributable to the outstanding options vested in May 2005, offset by the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.

Severance and Restructuring.  Severance increased to $9.9 million for the three month period ended June 30, 2005 from $0.6 million for the same period in 2004. The expense for the three month period primarily represents the severance charge for the reductions in headcount due to the reorganization plan to adjust management structure and consolidated sales divisions.

Interest Expense.  Net interest expense decreased to $0.5 million for the three month period ended June 30, 2005 from $1.7 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004, partially offset by $0.7 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement.

Income Tax Expense.  For the three month periods ended June 30, 2004 and 2005, the income tax provisions were $1.7 million and a benefit of $0.06 million, respectively. The income tax provision includes a benefit from the current period loss before income tax expense and an adjustment to the value of deferred tax assets due to a change in a state tax law. We anticipate recognition of provisions for income taxes to be required for the foreseeable future.

Comparison of the Results of Operations for the Six Months Ended June 30, 2004 and 2005

	Six Months Ended June 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$230,720	96.4%	$310,633	96.1%	$79,913	34.6%
Product sales	8,736	3.6	12,581	3.9	3,845	44.0

	$239,456	100%	$323,214	100%	$83,758

Selected operating expenses:
Cost of products sold	1,794	0.7	2,208	0.7	414	23.1
Service, rental and maintenance	75,529	31.5	112,457	34.8	36,928	48.9
Selling and marketing	17,825	7.4	21,558	6.7	3,733	20.9
General and administrative (restated)	60,454	25.2	94,918	29.4	34,464	57.0

	$155,602	65.0%	$231,141	71.5%	$75,539

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

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, in line with recent trends, which would result in reductions in service revenue due to the lower number of subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The increase for the six months ended June 30, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Six Months Ended June 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$40,104	16.7%	$65,108	20.1%	$25,004	62.3%
Telecommunications related expenses	16,398	6.9	22,107	6.9	5,709	34.8
Payroll and related expenses	12,805	5.3	16,516	5.1	3,711	29.0
Other (restated)	6,222	2.6	8,726	2.7	2,504	40.2

Total	$75,529	31.5%	$112,457	34.8%	$36,928	48.9%

As illustrated in the table above, service, rental and maintenance expenses increased $36.9 million or 48.9% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications related expenses.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $25.0 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues. Lease payments in 2005 include $0.2 million for lease termination penalties associated with the deconstruction of our one-way and two-way networks.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $5.7 million resulting from the Metrocall merger, net of $1.5 million benefit that was recorded as a reduction to telecommunications expense due to settlement of a roaming agreement. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $3.7 million, primarily due to an increase in employees resulting from the merger with Metrocall.

•	Other — Other includes a decrease of $0.3 million in 2004 and $0.1 million in 2005 due to a gain on deconstructing transmitters at a cost less than the estimated fair value of the related asset retirement cost obligation.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $3.7 million or 20.9% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the merger with Metrocall.

General and Administrative.  General and administrative expenses consist of the following significant items:

	Six Months Ended June 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$28,099	11.7%	$36,603	11.3%	$8,504	30.3%
Bad debt	811	0.3	2,490	0.8	1,679	207.0
Facility expenses	6,974	2.9	11,400	3.5	4,426	63.5
Telecommunications	3,315	1.4	5,314	1.6	1,999	60.3
Outside services	5,607	2.3	14,756	4.6	9,149	163.2
Taxes and permits (restated)	6,464	2.7	10,164	3.1	3,700	57.2
Other	9,184	3.8	14,191	4.4	5,007	54.5

Total	$60,454	25.2%	$94,918	29.4%	$34,464	57.0%

As illustrated in the table above, general and administrative expenses increased $34.5 million from the six month period ended June 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate staffing reductions over the next several quarters in conjunction with the merger integration as we consolidate billing systems, customer service, and other back-office functions.

•	Bad debt — The increase in bad debt expenses reflected an increase of $1.7 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities.

•	Taxes and Permits — Taxes and permits consist mainly of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $3.7 million, repairs and maintenance associated with computer hardware and software of $2.9 million and insurance of $2.4 million which increased primarily due to the merger with Metrocall.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses increased to $75.8 million (restated) for the six month period ended June 30, 2005 from $54.7 million (restated) for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $22.1 million, offset by a $1.3 million reduction in depreciation for assets becoming fully depreciated. The remaining increase of $0.3 million resulted from additional accretion expense on asset retirement obligation liability.

Stock Based Compensation.  Stock based compensation consists primarily of amortization of compensation expense associated with common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $2.0 million for the six month period ended June 30, 2005 from $4.2 million for the same period in 2004 since the outstanding options vested in May 2005, offset by the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.

Severance and Restructuring.  These costs were $4.3 million and $15.0 million for the six month periods ended June 30, 2004 and 2005, respectively and consist of charges resulting from staff reductions as the Company continued to match its employee levels to operational requirements.

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

Income Tax Expense.  The provisions for the six month periods ended June 30, 2004 and 2005 were $4.9 million and 0.2 million, respectively. We anticipate recognition of provisions for income taxes to be required for the foreseeable future.

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

Our net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	Six Months Ended
	June 30,		Increase/
	2004	2005	(Decrease)

Net cash provided by operating activities	$57,307	$69,164	$11,857
Net cash used in investing activities	$(6,410)	$(5,026)	$(1,384)
Net cash used in financing activities	$(63,112)	$(68,490)	$5,378

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

	Six Months Ended June 30,		Increase/
	2004	2005	(Decrease)

Cash received from customers	$241,013	$321,778	$80,765

Cash paid for —
Payroll and related expenses	70,120	85,731	15,611
Lease payments for tower locations	45,979	67,235	21,256
Telecommunications expenses	18,105	24,857	6,752
Interest expense	6,690	1,996	(4,694)
Other operating expenses	42,812	72,795	29,983

	183,706	252,614	68,908

Net cash provided by operating activities	$57,307	$69,164	$11,857

Net cash provided by operating activities for the six months ended June 30, 2005 increased $11.9 million from the same period in 2004 due primarily to the following:

•	Cash received from customers increased $80.8 million in 2005 compared to the same period in 2004. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due primarily to revenue increases of $83.8 million, as discussed earlier, and a lower change in accounts receivable, $2.1 million in 2005 compared to $6.4 million in 2004. The change in accounts receivable was due to higher billings resulting from more units in service and higher revenue, which were a result of the merger with Metrocall.

•	Cash payments for payroll and related expenses increased $15.6 million due primarily to higher payroll expenses of $15.4 million, as discussed above, and $0.2 million of higher payments for incentives and other payroll amounts.

•	Lease payments for tower locations increased $21.3 million. This increase was due primarily to payments for a greater number of tower locations resulting from the merger with Metrocall.

•	Cash used for telecommunications related expenditures increased $6.8 million in 2005 compared to the same period in 2004. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the six months ended June 30, 2005 compared to the same period in 2004 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger. Prior to December 31, 2004, we repaid $45.0 million of principal and subsequent to December 31, 2004 and through June 30, 2005 we repaid $68.5 million of principal. We anticipate repaying the remaining balance of the long-term debt in 2005.

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to increased balances of prepaid expenses and other current assets, and higher payments for outside services of $9.7 million and taxes and permits of $4.1 million.

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

Net Cash Used In Financing Activities.  Net cash used in financing activities in 2005 increased $5.4 million from the same period in 2004. In November 2004, as discussed below, we borrowed $140.0 million primarily to fund a portion of the cash consideration related to the Metrocall merger. Our use of cash in 2005 related primarily to principal repayments of those borrowings. In 2004, we used $20.0 million of net cash provided by operating activities to redeem Arch’s 12% notes.

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

Related Party Transactions

Effective November 16, 2004, two members of the Company’s board of directors also serve as directors for entities from which we lease transmission tower sites. During the six months ended June 30, 2005, the Company paid $13.5 million and $1.7 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions we make on matters relating to the relevant vendor.

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

Our success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. We have an employment agreement with our president and chief executive officer. Our board of directors has implemented a long-term incentive plan for senior management utilizing the equity incentive program approved by our shareholders in connection with our merger. We have issued restricted stock to our key executives that vests on January 1, 2008. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our future operating results, financial position and cash flows.

We may be unable to find vendors willing to supply us with paging equipment based on future demands.

We purchase paging equipment from third party vendors. This equipment is sold or leased to our customers in order to provide our wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. We believe that our current multiple vendor relationships, our current on-hand inventories of paging equipment and our repair and maintenance programs will ensure an adequate supply of paging equipment for the foreseeable future; however, we are unable to predict if the existing third party vendors will continue to supply paging equipment. A lack of paging equipment could impact our ability to provide certain wireless messaging services and could materially adversely affect our cash flows, results of operations, and ultimately, the value of our common stock.

Future changes in ownership of our stock could prevent us from using our consolidated tax assets to offset future taxable income, which would materially reduce our expected after-tax net income and cash flows from operations. Actions available to us to preserve our consolidated tax assets could result in less liquidity for our common stock and/or depress the market value of our stock.

If we were to undergo an “ownership change”, as that term is defined in Section 382 of the Internal Revenue Code, our use of our tax assets would be significantly restricted, which would reduce our after-tax net income and cash flow. This in turn could reduce our ability to fund our operations.

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

As of June 30, 2005, we have undergone a combined cumulative change in ownership of approximately 40%.The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 40% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock and certain other transactions affecting the direct or indirect ownership of stock.

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

The material weaknesses in our internal control over financial reporting during these periods related to ineffective controls over the accuracy and valuation of income taxes and related deferred income tax balances; over the completeness and accuracy of transactional and income taxes over the completeness and accuracy of depreciation expense and accumulated depreciation and over the completeness, accuracy and valuation of asset retirement costs, obligation liabilities and the related depreciation, amortization and accretion expense.

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

Management had previously concluded the Company’s disclosure controls and procedures were effective as of June 30, 2005. However, in connection with the restatement of the Company’s 2003 and 2004 annual and interim consolidated financial statements as fully described in Note 1 of the 10-Q/A, management determined that the material weaknesses described below existed as of June 30, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have now concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2005 to that the information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood, that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected.

As a result of this evaluation, management identified the following material weaknesses in our internal control over financial reporting. Specifically, management concluded as of June 30, 2005:

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

In connection with our efforts to integrate Metrocall into our operations and in order to remediate the above control deficiencies at our Metrocall subsidiary, the following is the current status of our actions in the second quarter of 2005.

(1) With respect to staffing, we have continued to engage an outside search firm to assist in finding the required talent to meet our staffing requirements. Approximately 50% of our open positions have been filled. The Company expects to fill the remainder of these positions by year-end. We have also continued to engage outside consultants to supplement our existing staff until full-time staff can be hired. Outside consultants are also assisting us in reconciling, billing, collecting and paying certain transactional taxes and fees owed to local and state jurisdictions. Engaged a third-party vendor to provide on-going internal audit services.

(2) With respect to the financial closing and reporting processes and controls, we have established monthly review procedures with operating and finance management to ensure effective communication.

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

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Dated: May 24, 2006

EXHIBIT INDEX

Exhibit No.		Description

10.10		Offer Letter, dated May 6, 2005, between USA Mobility, Inc. and Scott Tollefsen, filed herewith. (1)
31	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006
31	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006
32	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006
32	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 24, 2006

*	Filed herewith

(1)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q originally filed on August 9, 2005.