Form 10-Q/A
period 2005-09-30
USA Mobility, Inc
filed 2006-05-25
CIK 1289945

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,215,493 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of November 4, 2005.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q/A

PART I. FINANCIAL INFORMATION

Restatement

As described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, USA Mobility, Inc. (“USA Mobility”, the “Company” or “we”) restated the financial statements and other financial information for the periods 2002, 2003 and 2004 and interim quarterly periods for 2004 and 2005 to reflect certain adjustments.

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
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$46,995	$43,323
Accounts receivable, net	40,078	46,156
Prepaid rent, expenses and other	15,460	13,820
Deferred income tax assets	25,525	26,630

Total current assets	128,058	129,929
Property and equipment, net	220,028	145,495
Goodwill	154,369	151,646
Intangible assets, net	67,129	45,631
Deferred income tax assets	207,046	211,377
Other assets	5,517	4,815

TOTAL ASSETS	$782,147	$688,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,558	$14
Accounts payable and other accrued liabilities	86,478	77,955
Customer deposits	4,316	3,427
Deferred revenue	23,623	19,929

Total current liabilities	161,975	101,325
Long-term debt, less current maturities	47,500	—
Other long-term liabilities	16,632	22,055

TOTAL LIABILITIES	226,107	123,380

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	536,252	540,671
Retained earnings	19,785	24,839

TOTAL STOCKHOLDERS’ EQUITY	556,040	565,513

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$782,147	$688,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$104,785	$145,014	$335,505	$455,647
Product sales	4,632	6,940	13,368	19,521

Total revenue	109,417	151,954	348,873	475,168

Operating expenses:
Cost of products sold	691	945	2,485	3,153
Service, rental and maintenance	36,653	53,739	112,182	166,196
Selling and marketing	7,862	11,276	25,687	32,834
General and administrative	27,615	43,261	88,069	138,179
Depreciation, amortization and accretion	21,867	28,876	76,547	104,695
Stock based compensation	1,865	271	6,040	2,253
Severance and restructuring	1,228	855	5,519	15,896

Total operating expenses	97,781	139,223	316,529	463,206

Operating income	11,636	12,731	32,344	11,962
Interest income (expense), net	71	(18)	(4,958)	(1,731)
Loss on extinguishment of long-term debt	—	(312)	—	(1,338)
Other income, net	66	76	411	140

Income before income tax expense	11,773	12,477	27,797	9,033
Income tax expense	(9,369)	(3,750)	(14,315)	(3,979)

Net income	$2,404	$8,727	$13,482	$5,054

Basic net income per common share	$0.12	$0.32	$0.68	$0.19

Diluted net income per common share	$0.12	$0.32	$0.67	$0.18

Basic weighted average common shares outstanding	19,914,099	27,365,701	19,967,708	27,234,214

Diluted weighted average common shares outstanding	20,041,555	27,465,990	20,091,801	27,408,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2005
	(Restated)	(Restated)
	(Unaudited and in thousands)

Cash flows from operating activities:
Net income	$13,482	$5,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	76,547	104,695
Amortization of deferred financing costs	—	714
Amortization of stock based compensation	6,040	2,253
Deferred Income tax expense	15,232	(4,685)
Loss on extinguishment of long-term debt	—	1,338
Gain on disposals of property and equipment	(240)	(30)
Provisions for doubtful accounts, service credits and other	7,349	17,221
Changes in assets and liabilities:
Accounts receivable	(1,395)	(23,558)
Prepaid expenses and other	(7,113)	2,041
Intangibles and other long-term assets	—	5,004
Accounts payable and accrued expenses	(17,489)	(8,741)
Customer deposits and deferred revenue	(6,081)	(4,583)
Other long-term liabilities	975	3,566

Net cash provided by operating activities	87,307	100,289

Cash flows from investing activities:
Purchases of property and equipment	(15,328)	(9,515)
Proceeds from disposals of property and equipment	1,675	259
Receipts from note receivable	168	259

Net cash used for investing activities	(13,485)	(8,997)

Cash flows from financing activities:
Repayment of long-term debt	(60,000)	(95,044)
Proceeds from exercise of options	—	80
Purchase of treasury shares	(3,112)	—

Net cash used for financing activities	(63,112)	(94,964)

Net increase (decrease) in cash and cash equivalents	10,710	(3,672)
Cash and cash equivalents, beginning of period	34,582	46,995

Cash and cash equivalents, end of period	$45,292	$43,323

Supplemental disclosure:
Interest paid	$6,709	$2,210

State income taxes paid	$—	$465

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

Accordingly, the restated financial statements as of December 31, 2002 include increases of $9.3 million in property and equipment, at cost, $4.6 million in accumulated depreciation, $6.3 million in depreciation, amortization and accretion expense, $2.9 million in current liabilities and $5.4 million in long-term liabilities, and a decrease of $2.7 million in service, rental and maintenance expense. The restated financial statements for 2003 include a decrease of $2.2 million in property and equipment, at cost, increases of $0.2 million in accumulated depreciation, $2.8 million in depreciation, amortization and accretion expense, decreases of $2.2 million in current liabilities, $0.05 million in long-term liabilities, and $2.5 million in service, rental and maintenance expense. The restated financial statements for 2004 include a decrease of $0.05 million in property and equipment, at cost, increases of $0.9 million in accumulated depreciation, $2.7 million in depreciation, amortization and accretion expense, $0.2 million in current liabilities, $1.1 million in long-term liabilities, and a decrease of $0.5 million in service, rental and maintenance expense. During the first, second and third quarters of 2004 accumulated depreciation increased by less than $0.2 million in each quarter. Current liabilities decreased by less than $0.1 million in each of the first, second and third quarters of 2004. Long-term liabilities increased by $0.4 million in each of the first, second and third quarters of 2004. Depreciation, amortization and accretion expense increased by $0.6 million in each of the first, second and third quarters of 2004 while service, rental and maintenance expense decreased by $0.1 million in the first quarter of 2004 and decreased by $0.2 million in each of the second and third quarters of 2004. During the first quarter of 2005 there was a $0.3 million decrease to accumulated depreciation and a decrease of $0.2 million in each of the second and third quarters. Current liabilities increased by less than $0.1 million in the first and second quarters of 2005 while in the third quarter, current liabilities increased by $3.7 million. Long-term liabilities decreased by $0.4 million in each of the first and second quarters. In the third quarter, long-term liabilities increased by $6.4 million. Depreciation, amortization and accretion expense increased by $0.8 million in the first quarter of 2005 and increased by $0.7 million in each of the second and third quarters. Service, rental and maintenance expense decreased by less than $0.1 million in the first two quarters of 2005 and $0.5 million in the third quarter.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. Certain state and local transactional taxes were not recorded in the appropriate periods.  The Company’s process for identifying and recording state and local transactional taxes failed to recognize a $2.8 million liability for certain transactional taxes imposed by certain jurisdictions in which the Company operates. These errors were initially noted and recognized by the Company in the second and third quarters of 2005 through recognition of additional expense. However, during the preparation of the Company’s 2005 financial statements, the Company determined that it is appropriate to restate previous years’ financial statements because only $0.6 million of the liability relates to 2005 and the remaining $2.2 million was incurred in prior years. To correct these errors, the restated financial statements reflect the recognition of these expenses in the appropriate accounting periods. Accordingly, the restated financial statements include a $0.5 million, $0.8 and $0.7 million increase in general and administrative expense in 2002, 2003 and 2004, respectively, and a $2.2 million decrease in general and administrative expense in 2005. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $0.2 million to goodwill in 2004. During each of the first three quarters of 2004 general and administrative expense increased by $0.2 million with a corresponding offset in accrued taxes. In 2005, the total adjustment to general and administrative expense related to this error was $2.2 million. The restated interim quarterly financials for the first quarter of 2005 reflects a $0.2 million increase in general and administrative expense while in the second and third quarters there was a decrease of $0.9 million and $1.5 million, respectively. Each of these adjustments was offset in accrued taxes.

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

Accordingly, the restated financial statements for 2003 include an increase in depreciation, amortization and accretion expense and accumulated depreciation of $7.6 million. The restated financial statements for 2004 reflect a $9.9 million decrease in depreciation, amortization and accretion expense and accumulated depreciation. The interim quarterly financial statements for the first, second and third quarters of 2004 reflect a decrease in depreciation, amortization and accretion expense and accumulated depreciation of $0.7 million, $3.5 million and $1.2 million, respectively. In 2005, the restated financials for the first three quarters include an

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increase to depreciation expense and a corresponding decrease to accumulated depreciation of $0.7 million, $1.3 million and $0.6 million, respectively.

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

None of the restatement items discussed above impacted reported revenues, cash balances or cash flows.

The financial statement line items impacted by these adjustments are summarized in the following tables (in thousands):

	December 31,		September 30,
	2004		2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

ASSETS
Accounts receivable, net	$37,750	$40,078	$43,424	$46,156
Deferred income tax assets — current	26,906	25,525	26,309	26,630
Total current assets	127,111	128,058	126,879	129,929
Property and equipment, net	216,508	220,028	155,853	145,495
Goodwill	151,791	154,369	148,799	151,646
Deferred income tax assets — long-term	225,253	207,046	216,109	211,377
Total Assets	$793,309	$782,147	$698,086	$688,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$76,420	$86,478	$76,152	$77,955
Total current liabilities	151,917	161,975	99,522	101,325
Other long-term liabilities	10,555	16,632	12,276	22,055
Total Liabilities	209,972	226,107	111,798	123,380
Total Stockholders’ Equity	583,337	556,040	586,288	565,513
Total Liabilities and Stockholders’ Equity	$793,309	$782,147	$698,086	$688,893

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Service, rental and maintenance	$36,904	$36,653	$54,607	$53,739
General and administrative	27,438	27,615	44,783	43,261
Depreciation, amortization and accretion	22,302	21,867	27,327	28,876
Stock based compensation	1,865	1,865	76	271
Severance and restructuring	1,228	1,228	1,050	855
Total operating expenses	98,290	97,781	140,064	139,223
Operating income	11,127	11,636	11,890	12,731
Income before income tax (expense)	11,264	11,773	11,636	12,477
Income tax (expense)	(4,527)	(9,369)	(11,281)	(3,750)
Net income	$6,737	$2,404	$355	$8,727
Basic net income per common share	$0.34	$0.12	$0.01	$0.32
Diluted net income per common share	0.34	0.12	0.01	0.32

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2005
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Service, rental and maintenance	$112,880	$112,182	$167,685	$166,196
General and administrative	87,523	88,069	140,405	138,179
Depreciation, amortization and accretion	79,682	76,547	98,751	104,695
Stock based compensation	6,185	6,040	2,155	2,253
Severance and restructuring	5,374	5,519	16,026	15,896
Total operating expenses	319,816	316,529	461,009	463,206
Operating income	29,057	32,344	14,159	11,962
Other income	411	411	297	140
Income before income taxes	24,510	27,797	11,387	9,033
Income tax (expense)	(9,852)	(14,315)	(12,388)	(3,979)
Net income (loss)	$14,658	$13,482	$(1,001)	$5,054
Basic net income (loss) per common share	$0.73	$0.68	$(0.04)	$0.19
Diluted net income (loss) per common share	0.73	0.67	(0.04)	0.18

(a) Preparation of Interim Financial Statements — The consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The financial information included herein, other than the consolidated balance sheet as of December 31, 2004, (as restated) has been prepared without audit. The consolidated balance sheet at December 31, 2004 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2004. In the opinion of management, these unaudited statements include all adjustments and accruals, which are necessary for a fair presentation of the results of all interim periods reported herein. All such adjustments are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K/A for the year ended

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

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

Reclassifications — Certain prior years’ amounts have been reclassified to conform with current year’s presentation. Those reclassifications included (1) decreases to restructuring and stock based compensation of $3.0 million and $8.1 million, respectively, with a corresponding increase to severance restructuring and other of $11.1 million for the nine months ended September 30, 2004 and (2) an increase to depreciation, amortization and accretion of $0.1 million and a $0.3 million for the three and nine months ended September 30, 2004, respectively, for accretion expense formerly included in service, rental and maintenance expense.

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

	Nine Months Ended
	September 30, 2004	September 30, 2005
	(Proforma)
	(In thousands except per share amounts)

Revenues	$608,765	$475,168
Net income (restated)	38,741	5,054
Basic net income per common share (restated)	1.44	0.19
Diluted net income per common share (restated)	1.42	0.18

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(e) Goodwill and Other Intangible Assets — Goodwill of $151.6 million (as restated) at September 30, 2005 resulted from the purchase accounting related to the merger with Metrocall as previously discussed. Goodwill was reduced by $2.7 million during the nine months ended September 30, 2005. This reduction reflects $1.5 million of adjustments to the state and local tax contingencies identified at the merger date of Arch and Metrocall and $1.5 million of adjustments to the deferred tax assets resulting from information obtained during the preparation of the Company’s 2004 income tax returns. Additional changes to goodwill may occur during 2005 due to the Company’s purchase price allocation being preliminary with respect to the state and local tax contingencies.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets are comprised of the following at September 30, 2005 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(24,401)	$44,192
Purchased Federal Communications Commission (“FCC”) licenses	5	3,526	(2,369)	1,157
Other	1	2,160	(1,878)	282

		74,279	(28,648)	45,631
Deferred financing costs	2	3,459	(3,459)	0

		$77,738	$(32,107)	$45,631

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

(g) Accounts Payable and Other Accrued Liabilities — Accounts payable and other accrued liabilities consist of the following (dollars in thousands):

	December 31, 2004	September 30, 2005

Accounts payable	$6,011	$4,069
Accrued compensation and benefits (restated)	10,329	12,338
Accrued network costs	8,956	8,318
Accrued property and sales tax (restated)	30,097	32,984
Accrued severance and restructuring (restated)	16,241	7,150
Accrued other	14,844	13,096

Total accounts payable and other accrued liabilities	$86,478	$77,955

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

In lieu of cash payments for directors’ fees earned since the date of the merger on November 16, 2004, through June 30, 2005, two directors elected to receive a total of 2,466 unrestricted shares of the Company’s common stock during June and August 2005 based upon the fair market value of a share of common stock at the date of issuance and an additional 1,018 shares will be issued for fees earned through September 30, 2005.

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and restricted stock using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005

Net income (restated)	$2,404	$8,727	$13,482	$5,054

Weighted average shares of common stock outstanding	19,914,099	27,365,701	19,967,708	27,234,214
Dilutive effect of:
Options to purchase common stock and restricted stock	127,456	100,289	124,093	174,551

Weighted average shares of common stock and common stock equivalents	20,041,555	27,465,990	20,091,801	27,408,765

Earnings per share (restated):
Basic	$0.12	$0.32	$0.68	$0.19

Diluted	$0.12	$0.32	$0.67	$0.18

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(j) Stock Based Compensation — Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), over the instruments’ vesting period. Pursuant to SEC Staff Accounting Bulletin 107, Share-Based Payment, (“SAB 107”), the following table reflects the classification of $6.0 million and $2.3 million in stock based compensation for the nine months ended September 30, 2004 and 2005, respectively (dollars in thousands).

	Nine Months Ended
	September 30,
	2004	2005

Service, rental and maintenance expense	$475	$192
Selling and marketing expense	27	138
General and administrative expense	5,538	1,923

Total stock based compensation	$6,040	$2,253

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(k) Severance and Restructuring — At September 30, 2005, the balance of the liability (as restated) was as follows (dollars in thousands):

					Remaining
	Balance at				Liability at
	December 31, 2004	Charges in 2005	Reclassifications	Cash Paid	September 30, 2005

Lease obligation costs	$3,463	$824	$—	$(4,287)	$—
Severance costs (restated)	12,778	10,772	1,553	(17,953)	7,150
Litigation settlement costs	—	4,300	—	(4,300)	—

Total	$16,241	$15,896	$1,553	$(26,540)	$7,150

The remaining lease obligation and severance is expected to be paid by the end of the third quarter of 2006.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restatement

We have restated our 2004 financial statements and 2004 and 2005 interim financial statements and other information, as discussed in the Restatement section of Part I and further described in Note 1 of the Unaudited Notes to Condensed Consolidated Financial Statements. In this Quarterly Report on Form 10-Q/A, we are reporting net income of $2.3 million and $8.7 million for the three months ended September 30, 2004 and 2005, and net income of $15.1 million and $5.1 million for nine months ended September 30, 2004 and 2005, respectively, compared to net income of $6.7 million and $0.4 million for three months ended September 2004 and 2005, and net income of $14.7 million and a net loss of $1.0 million for nine months ended September 2004 and 2005 that we reported in the previously filed Form 10-Q. In connection with the restatement described herein, the Company has concluded that, as of December 31, 2004, the restatement was a result of material weaknesses in the Company’s internal control over financial reporting. All amounts contained within “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” have been corrected to reflect the impact of the restatement. See Note 1 to the Notes to the Consolidated Financial Statements in the 2004 Annual Report on Form 10-K/A.

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

Integration

We continue to believe that the combination of Arch and Metrocall provides us with the potential to generate stronger financial and operating results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially. During the third quarter of 2005, our integration and cost reduction efforts continue to focus on:

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

The following table sets forth units in service associated with our channels of distribution:

			As of
	As of		June 30,		As of
	September 30, 2004(a)		2005 (b), (c)		September 30, 2005(b)
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	3,247	86%	4,496	84%	4,342	85%
Indirect	525	14%	852	16%	774	15%

Total	3,772	100%	5,348	100%	5,116	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

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

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of		As of		As of
	September 30, 2004(a)		June 30, 2005(b), (c)		September 30, 2005(b)
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	3,507	93%	4,876	91%	4,662	91%
Two-way messaging	265	7%	472	9%	454	9%

Total	3,772	100%	5,348	100%	5,116	100%

(a)	Includes one-way and two-way messaging units in service of Arch.

(b)	Includes one-way and two-way messaging units of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

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

The following table summarizes the number of units in service owned by us, our subscribers and our indirect customers at specified dates:

	As of		As of		As of
	September 30, 2004(a)		June 30, 2005(b), (c)		September 30, 2005(b)
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	2,974	79%	3,983	74%	3,874	76%
Owned by subscribers	274	7%	513	10%	468	9%
Owned by indirect customers or their subscribers	524	14%	852	16%	774	15%

Total	3,772	100%	5,348	100%	5,116	100%

(a)	Includes units in service of Arch.

(b)	Includes units of Arch and Metrocall.

(c)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

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

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate that we add new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues have increased year over year due to the Metrocall merger, but we expect future sequential quarterly revenues to decline. The change in our consolidated average revenue per unit for the quarter ended September 30, 2005 from the quarters ended September 30, 2004 and June 30, 2005, was due primarily to the change in mix in customers and considered the 238,000 unit adjustment referred to above. The change in ARPU in our direct distribution channel is the most significant indicator of rate-related changes in our revenues. We expect ARPU for our direct units in service will decline in future periods in line with recent trends.

Our revenues were $109.4 million and $152.0 million for the three months ended September 30, 2004 and 2005, respectively, and $348.9 and $475.2 million for the nine months ended September 30, 2004 and 2005, respectively. The 2004 revenues include historical information for Arch only. Certain of our operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

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

The total of our cost of products sold, service, rental and maintenance, selling and marketing, and general and administrative expenses was $72.8 million and $109.2 million for the three months ended September 30, 2004 and 2005, respectively, and $228.4 million and $340.4 million for the nine months ended September 30, 2004 and 2005, respectively. As discussed previously the Company expects revenue from one-way and two-way messaging services to continue to decline for the foreseeable future in line with recent trends. Additionally, the Company believes that the rate of revenue decline will likely outpace the Company’s ability to reduce costs, therefore the Company expects it’s margins to decline for the foreseeable future. There can be no assurance that in the face of declining revenue the Company can remain profitable, or generate positive cash flow from operating activities.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2004 and 2005

	Three Months Ended September 30,
	2004		2005
		% of		% of	Change Between 2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$104,785	95.8%	$145,014	95.4%	$40,229	38.4%
Product sales	4,632	4.2	6,940	4.6	2,308	49.8

	$109,417	100%	$151,954	100%	$42,537

Selected operating expenses:
Cost of products sold	691	0.6	945	0.6	254	36.8
Service, rental and maintenance (restated)	36,653	33.5	53,739	35.4	17,086	46.6
Selling and marketing	7,862	7.2	11,276	7.4	3,414	43.4
General and administrative (restated)	27,615	25.2	43,261	28.5	15,645	56.7

	$72,821	66.6%	$109,221	71.9%	$36,399

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

Service, Rental and Maintenance.  Service, rental and maintenance expenses consists primarily of the following significant items:

	Three Months Ended September 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$19,742	18.0%	$30,347	20.0%	$10,605	53.7%
Telecommunications related expenses	6,588	6.0	10,585	7.0	3,997	60.7
Payroll and related expenses	6,043	5.5	7,488	4.9	1,445	23.9
Other (restated)	4,280	3.9	5,319	3.5	1,039	24.3

Total	$36,653	33.5%	$53,739	35.4%	$17,086	46.6%

As illustrated in the table above, service, rental and maintenance expenses increased $17.1 million or 46.6% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $10.6 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $4.0 million resulting from the Metrocall merger. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005 and 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $1.4 million, primarily due to an increase in employees resulting from the Metrocall merger.

•	Other — Other includes a decrease of $0.2 million in 2004 and $0.5 million in 2005 due to a gain on deconstructing transmitters at a cost less than the estimated prior value of the related asset retirement obligation liability.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $3.4 million or 43.4% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the Metrocall merger.

General and Administrative.  General and administrative expenses consist of the following significant items:

	Three Months Ended September 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$12,182	11.1%	$14,796	9.7%	$2,614	21.5%
Bad debt	1,138	1.0	2,440	1.6	1,302	114.4
Facility expenses	3,372	3.1	5,160	3.4	1,788	53.0
Telecommunications	1,610	1.5	2,495	1.6	885	55.0
Outside services	2,978	2.7	5,391	3.5	2,413	81.0
Taxes and permits (restated)	2,163	2.0	6,169	4.1	4,006	185.2
Other	4,172	3.8	6,810	4.5	2,638	63.2

Total	$27,615	25.2%	$43,261	28.5%	$15,646	56.7%

As illustrated in the table above, general and administrative expenses increased $15.6 million from the three- month period ended September 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. We anticipate continued staffing reductions over the next quarter.

•	Bad debt — The increase in bad debt expenses reflected an increase of $1.3 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities. The quarter period also included a benefit of $1.5 million during the third quarter of 2005 for the reimbursement of legal fees under an insurance policy.

•	Taxes and Permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $1.5 million, repairs and maintenance associated with computer hardware and software of $1.4 million, insurance of $1.2 million and other expenses of $2.7 million, which increased primarily due to the merger with Metrocall.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses increased to $28.9 million (restated) for the three month period ended September 30, 2005 from $21.9 million (restated) for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $9.6 million offset by $2.8 million reduction in depreciation for assets fully depreciated. The remaining increase of $0.2 million resulted from additional accretion expense on asset retirement obligation liabilities. Depreciation expense for the three months ended September 30, 2005, also includes $0.2 million for assets damaged and lost due to Hurricanes Katrina and Rita.

Stock Based Compensation.  Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $0.3 million for the three month period ended September 30, 2005 from $1.9 million for the same period in 2004. The change is attributable to the outstanding options vested in May 2005, offset by the compensation expense of the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.

Severance and Restructuring.  Severance decreased to $0.9 million for the three month period ended September 30, 2005 from $1.2 million for the same period in 2004. The decrease consists primarily of both actual and planned reductions in headcount due to the reorganization plan to adjust management structure and consolidate three sales of divisions of five regions into one national sales organization consisting of eleven regions. The majority of costs associated with these planned reductions were accrued as of June 30, 2005. Lease termination penalty expenses were $0.3 million for the three-month period ended September 30, 2005.

Interest Expense.  Net interest expense increased to $.02 million for the three month period ended September 30, 2005 from net interest income of $0.07 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004, partially offset by $0.2 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement. All of the debt incurred as a result of the merger with Metrocall was repaid during the quarter.

Income Tax Expense.  For the three-month period ended September 30, 2005, the Company recognized income tax expense of $3.7 million. For the three-month period ended September 30, 2004, the Company recognized $9.4 million of income tax expense. The Company anticipates the recognition of income tax expense to be required for the foreseeable future.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2004 and 2005

	Nine Months Ended September 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$335,505	96.2%	$455,647	95.9%	$120,142	35.8%
Product sales	13,368	3.8	19,521	4.1	6,153	46.0

	$348,873	100%	$475,168	100%	$126,295

Selected operating expenses:
Cost of products sold	2,485	0.7	3,153	0.7	668	26.9
Service, rental and maintenance (restated)	112,182	32.2	166,196	35.0	54,014	48.1
Selling and marketing	25,687	7.4	32,834	6.9	7,147	27.8
General and administrative (restated)	88,069	25.2	138,179	29.1	50,110	56.9

	$228,423	65.5%	$340,362	71.6%	$111,939

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

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future in line with recent trends, which would result in reductions in service revenue due to the lower number of subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by our customers. The increase for the nine months ended September 30, 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Nine Months Ended September 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$60,444	17.3%	$95,455	20.1%	$35,011	57.9%
Telecommunications related expenses	20,376	5.8	32,692	6.9	12,316	60.4
Payroll and related expenses	18,848	5.4	24,004	5.1	5,156	27.4
Other (restated)	12,514	3.6	14,045	3.0	1,531	12.2

Total	$112,182	32.2%	$166,196	35.0%	$54,014	48.1%

As illustrated in the table above, service, rental and maintenance expenses increased $54.0 million or 48.1% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of the Metrocall one-way and two-way networks that resulted in increased lease and telecommunications related expenses.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $35.0 million primarily due to the Metrocall one-way and two-way networks. As discussed earlier, we have begun to deconstruct one of our two-way networks and to rationalize our one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when our equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, we remove only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and our success is dependent on many factors, including the number of other sites we lease from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, we have not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	Telecommunications related expenses — The increase in telecommunications expenses reflected an increase of $12.3 million resulting from the Metrocall merger, net of $1.5 million benefit that was recorded as a reduction to telecommunications expense due to settlement of a roaming agreement. We have also begun the process to reduce these costs as we consolidate and rationalize our one-way and two-way networks. Reductions in these expenses should occur as our networks are consolidated throughout 2005 and 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. Payroll for this category increased $5.2 million, primarily due to an increase in employees resulting from the merger with Metrocall.

•	Other — Other includes a decrease of $0.4 million in 2004 and $0.6 million in 2005 due to a gain on deconstructing transmitters at a cost less than the estimated fair value of the related asset retirement cost obligation.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $7.1 million or 27.8% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management which resulted from the merger with Metrocall.

General and Administrative.  General and administrative expenses consist of the following significant items:

	Nine Months Ended September 30,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses (restated)	$40,281	11.5%	$51,399	10.8%	$11,118	27.6%
Bad debt	1,949	0.6	4,929	1.0	2,980	152.9
Facility expenses	10,346	3.0	16,709	3.5	6,363	61.5
Telecommunications	4,925	1.4	7,809	1.6	2,884	58.6
Outside services	8,584	2.5	19,999	4.2	11,415	133.0
Taxes and permits (restated)	8,627	2.5	16,333	3.4	7,706	89.3
Other	13,357	3.8	21,001	4.5	7,644	57.2

Total	$88,069	25.2%	$138,179	29.1%	$50,110	56.9%

As illustrated in the table above, general and administrative expenses increased $50.1 million from the nine month period ended September 30, 2004 due to the inclusion of Metrocall operations. The percentages of these expenses to revenue also increased, primarily due to the following:

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

•	Taxes and Permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits consists primarily of an increase resulting from the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due primarily to gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $5.3 million, repairs and maintenance associated with computer hardware and software of $4.2 million, insurance of $3.6 million and other expenses of $7.9 million which increased primarily due to the merger with Metrocall.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses increased to $104.7 million (restated) for the nine month period ended September 30, 2005 from $76.5 million (restated) for the same period in 2004. This increase was due primarily to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall of $30.8 million, offset by a decrease of $3.2 million from Arch assets becoming fully depreciated. The remaining increase of $0.5 million resulted from additional accretion expense on asset retirement obligation liabilities. Depreciation expense for the nine months ended September 30, 2005, also includes $0.2 million for assets damaged and lost due to Hurricanes Katrina and Rita.

Stock Based Compensation.  Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $2.3 million for the nine month period ended September 30, 2005 from $6.0 million for the same period in 2004. The decrease is attributable to the outstanding options vested in May 2005, offset by the compensation expense resulting from the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.

Severance and Restructuring.  These costs were $5.5 million and $15.9 million for the nine months ended September 30, 2004 and 2005, respectively and consisted of charges resulting from staff reductions as the Company continued to match its employee levels to operational requirements.

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

Income Tax Expense.  The income tax provision for the nine month period ended September 30, 2005, was $4.0 million. The provision for the nine months ended September 30, 2004 was $14.3 million. We anticipate recognition of provisions for income taxes to be required for the foreseeable future.

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

Our net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Increase/
	2004	2005	(Decrease)

Net cash provided by operating activities	$87,307	$100,289	$12,982
Net cash used in investing activities	$(13,485)	$(8,997)	$(4,488)
Net cash used in financing activities	$(63,112)	$(94,964)	$31,852

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

	Nine Months Ended
	September 30,		Increase/
	2004	2005	(Decrease)

Cash received from customers	$347,455	$464,457	$117,002

Cash paid for —
Payroll and related expenses	94,411	121,141	26,730
Lease payments for tower locations	67,983	98,806	30,823
Telecommunications expenses	26,494	37,326	10,832
Interest expense	6,709	2,210	(4,499)
Other operating expenses	64,551	104,685	40,134

	260,148	364,168	104,020

Net cash provided by operating activities	$87,307	$100,289	$12,982

Net cash provided by operating activities for the nine months ended September 30, 2005 increased $13.0 million from the same period in 2004 due primarily to the following:

•	Cash received from customers increased $117.0 million in 2005 compared to the same period in 2004. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due primarily to revenue increases of $126.3 million, as discussed earlier, and a greater change in accounts receivable, $5.7 million increase in 2005 compared to $5.1 million decrease in 2004. The change in accounts receivable was due to higher billings resulting from more units in service and higher revenue, which were a result of the merger with Metrocall.

•	Cash payments for payroll and related expenses increased $26.7 million due primarily to higher payroll expenses related to the merger with Metrocall, as discussed above, and $6.8 million of higher payments for incentives and other payroll amounts.

•	Lease payments for tower locations increased $30.8 million. This increase was due primarily to payments for a greater number of tower locations resulting from the merger with Metrocall.

•	Cash used for telecommunications related expenditures increased $10.8 million in 2005 compared to the same period in 2004. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the nine months ended September 30, 2005 compared to the same period in 2004 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 we had no long-term debt outstanding. On November 16, 2004 we borrowed

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

•	Cash payments for other expenses primarily includes repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to increased balances of prepaid expenses and other current assets, and higher payments for outside services of $12.8 million and taxes and permits of $7.7 million.

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

Cash Distributions to Shareholders.  The Board of Directors of USA Mobility has declared a special one-time cash distribution to shareholders of $1.50 per share has been declared on November 2, 2005, with a record date of December 1, 2005, and a payment date of December 21, 2005. This dividend will be paid from available cash on hand.

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

As of September 30, 2005, we have undergone a combined cumulative change in ownership of approximately 39%. The determination of our percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by us at this time. Therefore, our cumulative shift in ownership may be more or less than approximately 39% and, in any event, may increase by reason of subsequent transactions in our stock by stockholders who own 5% or more of our stock, and certain other transactions affecting the direct or indirect ownership of stock.

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

The material weaknesses in our internal control over financial reporting during these periods related to ineffective controls over the accuracy and valuation of income taxes and related deferred income tax balances; over the completeness and accuracy of transactional and income taxes; over the completeness and accuracy of depreciation expense and accumulated depreciation and over the completeness, accuracy and valuation of asset retirement costs, obligation liabilities and the related depreciation, amortization and accretion expense.

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

Management had previously concluded the Company’s disclosure controls and procedures were effective as of September 30, 2005. However, in connection with the restatement of the Company’s 2003 and 2004 annual and interim consolidated financial statements as fully described in Note 1 of the 10-Q/A, management determined that the material weaknesses described below existed as of September 30, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have now concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2005 to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Not withstanding the material weaknesses described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood, that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected.

As a result of this evaluation, management identified the following material weaknesses in our internal control over financial reporting. Specifically, management concluded as of September 30, 2005:

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

Changes in Internal Control Over Financial Reporting

We started the conversion of the Arch site and office rent management system to the site and office rent management system of our Metrocall subsidiary in the third quarter of 2005.

In connection with our efforts to integrate Metrocall into our operations and in order to remediate the above control deficiencies at our Metrocall subsidiary. With respect to staffing, we have engaged a third-party vendor to provide on-going internal audit services.

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