Form 10-K
period 2005-12-31
USA Mobility, Inc
filed 2006-05-25
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $723,415,397 based on the closing price of $29.36 per share on the NASDAQ National Market on June 30, 2005.

The number of shares of Registrant’s common stock outstanding on May 19, 2006 was 27,346,978.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below under the captions “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility or to persons acting on the Company’s behalf are expressly qualified in their entirety by the discussion under Item 1A “Risk Factors”.

PART I

ITEM 1.	BUSINESS

General

USA Mobility, Inc., a Delaware corporation (“USA Mobility,” the “Company” or “we”), is a leading provider of local, regional and nationwide one-way messaging and two-way messaging services. Through its nationwide wireless networks, the Company provides messaging services to over 1,000 U.S. cities, including the top 100 Standard Metropolitan Statistical Areas (“SMSAs”). At December 31, 2005, the Company had approximately 4.4 million and 0.5 million one and two-way messaging units in service, respectively.

The Company’s principal office is located at 6677 Richmond Highway, Alexandria, Virginia 22306, and its telephone number is 866-662-3049. USA Mobility’s Internet address is www.usamobility.com. The Company makes available free of charge through the web site its annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission. The information on the web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

Merger of Arch Wireless, Inc. and Metrocall Holdings, Inc.

USA Mobility is a holding company that was formed on March 5, 2004 to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. Upon consummation of the merger exchange, former Arch and Metrocall common shareholders held approximately 72.5% and 27.5%, respectively, of USA Mobility’s common stock on a diluted basis.

The merger was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS No. 141”). Arch was deemed to be the accounting acquirer of Metrocall. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities. Since Arch was deemed the acquiring entity, Arch’s historical financial results prior to the merger are presented throughout this Form 10-K.

Industry Overview

The mobile wireless telecommunications industry consists of multiple voice and data providers that compete among one another, both directly and indirectly, for subscribers. Messaging carriers like USA Mobility provide customers with services such as numeric and alphanumeric messaging. Customers receive these messaging services through a small, handheld device. The device, often referred to as a pager, signals a subscriber when a message is received through a tone and/or vibration and displays the incoming message on a small screen. With numeric messaging services, the device displays numeric messages, such as a telephone number. With alphanumeric messaging services, the device displays numeric and/or text messages.

Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless email messages to other messaging devices, including pagers, personal digital assistants (“PDAs”) and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small QWERTY keyboard that enables subscribers to type messages which are sent to other devices as noted above. USA Mobility provides two-way messaging and other short messaging based services and applications using its narrowband personal communication services networks.

Mobile telephone service, such as cellular and broadband personal communication services (“PCS”) carriers provide telephone voice services as well as wireless messaging services that compete with USA Mobility’s one and two-way messaging services. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS telephones or personal data devices and are generally also capable of receiving numeric, alphanumeric and e-mail messages as well as information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greetings and message storage and retrieval.

Technological improvements in PCS telephones and PDAs, including their interoperability with the users’ electronic mail systems, declining prices, and the degree of similarity in messaging devices, coverage and battery life, have resulted in competitive messaging services continuing to take market share from USA Mobility’s paging subscriber base.

Although the U.S. traditional paging industry has hundreds of licensed paging companies, the overall number of one and two-way messaging subscribers has been declining as the industry faces intense competition from “broadband”/voice wireless services and other forms of wireless message delivery. As a result demand for USA Mobility’s one and two-way messaging services has declined over the past several years, and the Company believes that it will continue to decline for the foreseeable future. The decline in demand for messaging services has largely been attributable to competition from cellular and broadband PCS carriers.

2006 Business Strategy

USA Mobility believes that one-way messaging is a cost-effective, reliable means of delivering messages and a variety of other information rapidly over a wide geographic area directly to a mobile person. One-way messaging is a method to communicate at lower cost than current two-way communication methods, such as cellular and PCS telephones. For example, the messaging equipment and airtime required to transmit an average message costs less than the equipment and airtime for cellular and PCS telephones. Furthermore, one-way messaging devices operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee. In addition, these messaging devices are unobtrusive and mobile.

USA Mobility believes that the combination of Arch and Metrocall provided the Company with stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially.

The Company’s business objectives and operating strategy for 2006 will focus on maximizing cash flows provided by its operating activities through:

•	Customer and revenue retention;

•	Sales of new products and services; and

•	Continued cost efficiencies.

Customer and Revenue Retention — USA Mobility’s customer and revenue retention efforts focus on customer service and sales efforts to existing and prospective business, medical and government customers. Retention efforts are supported through the Company’s national sales force and customer service model designed to provide support to customers based on their account size. The Company’s customer service representatives assist customers in managing their account activity. In addition, they address customer inquiries from existing or potential customers. To address the demands and expectations of its customers, USA Mobility provides customer service primarily at a national level with field customer service limited to a select group of customers. Despite this emphasis on customer and revenue retention, the Company expects that its customers and revenue will continue to decline for the foreseeable future, due to technological competition from the mobile phone/PDA service providers as they continue to lower cost while adding functionality.

Sales of New Products and Services — The Company sells wireless phones, through alliance and dealer agreements with several carriers including Sprint Nextel Corporation and Cingular Wireless LLC, to subscribers that require wireless services that are complimentary to ours and/or exceed the capabilities of narrow band PCS messaging networks. These offerings partially offset revenue losses associated with subscriber erosion and enable the Company to satisfy customer demands for a broader range of wireless products and services. However, this represents a very small percentage of total revenues.

Continued Cost Efficiencies — Throughout 2006 USA Mobility expects to improve its underlying cost structure. These reductions will come from all areas of operations but most significantly from the Company’s continuing network rationalization efforts that impacts its lease and telecommunications expenses.

Paging and Messaging Services, Products and Operations

USA Mobility provides one and two-way wireless messaging services including information services throughout the United States and Puerto Rico. These services are offered on a local, regional and nationwide basis employing digital networks that cover more than 90% of the United States population.

The Company’s customers include businesses with employees who need to be accessible to their offices or customers, first responders who need to be accessible in emergencies, and third parties, such as other telecommunications carriers and resellers that pay the Company to use its networks. Customers include businesses, professionals, management personnel, medical personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of December 31, 2005, USA Mobility sales personnel were located in approximately 100 offices in 34 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on national business accounts; federal government accounts; advanced wireless services; systems sales applications; telemetry and other product offerings.

Indirect.  Within the indirect channel the Company contracts with and invoices an intermediary for airtime services. The intermediary or “reseller” in turn markets, sells, and provides customer service to the end-user. Generally, there is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average monthly revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has been higher than the rate experienced with direct customers and USA Mobility expects this to continue in the foreseeable future.

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of December 31,
	2003 (a)		2004 (b)		2005 (b)
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	3,674	83%	5,003	81%	4,183	86%
Indirect	763	17%	1,199	19%	703	14%

Total	4,437	100%	6,202	100%	4,886	100%

(a)	Includes units in service of Arch only.

(b)	Includes units in service of Arch and Metrocall.

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2003 (a)		2004 (b)		2005 (b)
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	4,147	93%	5,673	91%	4,439	91%
Two-way messaging	290	7%	529	9%	447	9%

Total	4,437	100%	6,202	100%	4,886	100%

(a)	Includes one-way and two-way messaging units in service of Arch.

(b)	Includes one-way and two-way messaging units of Arch and Metrocall.

USA Mobility provides wireless messaging services to subscribers for a monthly fee, as described above. In addition, subscribers either lease a messaging device from the Company for an additional fixed monthly fee or they own a device, having purchased it either from the Company or from another vendor. USA Mobility also sells devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing the Company’s networks.

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2003 (a)		2004 (b)		2005 (b)
	(Units in thousands)

Owned and leased	3,310	75%	4,755	77%	3,762	77%
Owned by subscribers	364	8%	248	4%	421	9%
Owned by indirect customers or their subscribers	763	17%	1,199	19%	703	14%

Total	4,437	100%	6,202	100%	4,886	100%

(a)	Includes units in service of Arch.

(b)	Includes units of Arch and Metrocall.

Messaging Networks and Licenses

USA Mobility holds licenses to operate on various frequencies in the 150 MHz, 450 MHz and 900 MHz bands. The Company is licensed by the Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”) messaging services. These licenses are utilized to provide one-way and two-way messaging services over the Company’s networks.

USA Mobility operates local, regional and nationwide one-way networks, which enable subscribers to receive messages over a desired geographic area. The majority of the messaging traffic that is transmitted on the Company’s 150 MHz and 450 MHz frequency bands utilize the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction. One-way networks operating in 900 MHz frequency bands predominantly utilize the FLEXtm protocol developed by Motorola along with some legacy POCSAG traffic that is broadcast in this band as well. The FLEXtm protocol is a newer technology having the advantage of functioning at higher network speeds that increases the volume of messages that can be transmitted over the network as well as having more robust error correction, which facilitates message delivery to a device with fewer transmission errors.

The Company’s two-way messaging networks utilize the ReFLEX 25tm protocol, also developed by Motorola. ReFLEX 25tm promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25tm protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEXtm protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way messaging network operates under a set of licenses, called narrowband PCS, which as noted above, use 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.

Although the capacities of the Company’s networks vary by market, USA Mobility has a significant amount of excess capacity. The Company has implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which the Company believes will result in lower operating expenses.

Sources of Equipment

USA Mobility does not manufacture any of the messaging devices its customers need to take advantage of its services or any of the network equipment it utilizes to provide messaging services. The Company does have relationships with several vendors for new equipment, and additionally, used equipment is available in the secondary market from various sources. The Company believes existing inventory, returns of devices from lease customers that cancel service and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected device requirements for the foreseeable future.

The Company currently has network equipment that it believes will be sufficient to meet equipment requirements for the foreseeable future.

Competition

The wireless messaging industry is highly competitive. Companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service.

USA Mobility competes by maintaining competitive pricing for its products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for USA Mobility’s messaging services include Verizon Wireless Messaging, LLC (a subsidiary of Verizon Wireless), American Messaging Service, Inc., Skytel Corp. (a division of Verizon Communications, Inc.) and a variety of other regional and local providers. The products and services offered by the Company also compete with a broad array of wireless messaging services provided by mobile telephone companies. This competition has intensified as prices for these services have declined, and these providers have incorporated messaging capability into their mobile phone devices. Many of these companies possess financial, technical and other resources greater than USA Mobility’s. Such providers currently competing with the Company in one or more markets include Cingular Wireless LLC, Sprint Nextel Corporation, Verizon Wireless Inc., and T-Mobile USA, Inc.

While cellular, PCS and other mobile telephone services are, on average, more expensive than the one and two-way messaging services the Company provides, such mobile telephone service providers typically provide one and two-way messaging service as an element of their basic service package. Most PCS and other mobile phone devices currently sold in the United States are capable of sending and receiving one and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, one and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, PCS and other mobile telephone services has led many subscribers to select combined voice and messaging services as an alternative to stand alone messaging services.

Regulation

Federal Regulation

The FCC issues licenses to use radio frequencies necessary to conduct the USA Mobility’s business and regulates many aspects of the Company’s operations. Licenses granted to the Company by the FCC have varying terms, generally of up to ten years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally have been granted upon showing compliance with FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal USA Mobility has filed.

The Communications Act of 1934, as amended (the “Act”), requires radio licensees such as USA Mobility to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization of any rights there under. The FCC has thus far granted each assignment or transfer request the Company has made in connection with a change of control.

The Act also places limitations on foreign ownership of CMRS licenses, which constitute the majority of licenses held by the Company. These foreign ownership restrictions limit the percentage of stockholders’ equity that may be owned or voted, directly or indirectly, by aliens or their representatives, foreign governments or their representatives, or foreign corporations. USA Mobility’s Amended and Restated Certificate of Incorporation permits the redemption of its equity from stockholders where necessary to protect compliance with these requirements.

Failure to follow the FCC’s rules and regulations can result in a variety of penalties, ranging from monetary fines to the loss of licenses. Additionally, the FCC has the authority to modify licenses, or impose additional requirements through changes to its rules.

As a result of various FCC decisions over the last few years, the Company no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wire-line services interconnected with the Company’s services and in some instances the Company received refunds for prior payments to certain local exchange carriers. USA Mobility has entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. The Company may be liable to local exchange carriers for costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for the Company, depending on further FCC disposition of these issues and the agreements reached between USA Mobility and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the FCC in the Company’s favor, USA Mobility may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld.

Other legislative or regulatory requirements may impose additional costs on USA Mobility’s business. For example, the FCC requires companies such as this one to pay levies and fees, such as “Universal Service” fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, USA Mobility is permitted to pass through most of these regulatory costs to customers and typically does so. Additionally, the Communications Assistance to Law Enforcement Act, and certain rules implementing that Act, requires some telecommunications companies, including USA Mobility, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages on its networks. Other regulatory requirements restrict how the Company may use customer information and prohibit certain commercial electronic messages, even to the Company’s own customers. Although these requirements have not, to date, had a material adverse effect on the Company’s operating results, these or similar requirements could have a material adverse effect on USA Mobility’s operating results in the future.

State Regulation

As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993 in August 1993, states are now generally preempted from exercising rate or entry regulation over any of USA Mobility’s operations. States are not preempted, however, from regulating “other terms and conditions” of the Company’s operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible; however, provisions of the Act prohibit local zoning authorities from unreasonably restricting wireless services. States that regulate the Company’s services also may require it to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of USA Mobility. At this time, USA Mobility is not aware of any proposed state legislation or regulations that would have a material adverse impact on its existing operations.

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

Trademarks

USA Mobility owns the service marks “USA Mobility”, “Arch”, “Arch Paging”, and “Metrocall”, and holds federal registrations for the service marks “Metrocall”, “Arch Wireless” and “PageNet” as well as various other trademarks.

Employees

At May 19, 2006, USA Mobility had 1,557 full time equivalent employees. The Company has no employees that are represented by labor unions. USA Mobility believes that its employee relations are good.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause USA Mobility’s actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

The rate of revenue erosion may not improve, or may deteriorate.

USA Mobility and the paging industry continues to face intense competition for subscribers due to technological competition from the mobile phone and personal digital assistant service providers as they continue to lower device prices while adding functionality. A key factor in the Company’s ability to be profitable and produce net cash flow from operations is realizing improvement in the rate of revenue erosion from historical levels. USA Mobility is dependent on net cash provided by operations as its principal source of liquidity. If no improvement is realized, or if revenue erosion accelerates, it would have a material adverse effect on the Company’s ability to be profitable and produce positive cash flow.

USA Mobility may fail to achieve the cost savings necessary to maintain positive cash flow from operations.

USA Mobility expects its revenue to continue to decline substantially in the future, therefore maintaining positive cash flow is dependent on substantially reducing operating costs. To achieve cost reductions of the magnitude necessary requires the Company to continually rationalize its own internal costs, as well as continually negotiate lower costs from its outside vendors. There can be no assurance that the Company will be successful in reducing its costs to the level necessary to maintain positive net cash flow. If the Company is not successful at continuing to reduce operating costs it would have a material adverse effect on the Company’s ability to be profitable and product positive cash flow.

If the Company is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis or at all and the Company’s business could be disrupted.

USA Mobility’s success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. USA Mobility has an employment agreement with its president and chief executive officer. The board of directors has implemented a long-term incentive plan for senior management utilizing the equity incentive program approved by the Company’s shareholders in connection with the merger. USA Mobility has issued restricted stock to its key executives that vests on January 1, 2007 and January 1, 2008. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the Company’s future operating results, financial position and cash flows.

USA Mobility may be unable to find vendors willing to supply it with paging equipment based on future demands.

The Company purchases paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. USA Mobility believes that its current multiple vendor relationships, its current on-hand inventories of paging equipment and its repair and maintenance programs will ensure an adequate supply of paging equipment for the foreseeable future; however, the Company is unable to predict if the existing third party vendors will continue to supply paging equipment. A lack of paging equipment could impact the Company’s ability to provide certain wireless messaging services and could materially adversely affect its cash flows, results of operations, and ultimately, the value of USA Mobility’s common stock.

Future changes in ownership of the Company’s stock could prevent USA Mobility from using its tax assets to offset future taxable income, which would materially reduce the Company’s expected after-tax net income and cash flows from operations. Actions available to the Company to preserve its consolidated tax assets could result in less liquidity for its common stock and/or depress the market value of its stock.

If USA Mobility were to undergo an “ownership change”, as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), the Company’s use of tax assets would be significantly restricted, which would reduce the Company’s after-tax net income and cash flow. This in turn could reduce the Company’s ability to fund its operations.

Generally, an ownership change will occur if a cumulative shift in ownership of more than 50% of USA Mobility’s common stock occurs during a rolling three-year period. The cumulative shift in ownership is a measurement of the shift in ownership of the Company’s stock held by stockholders that own 5% or more of such stock. In general terms, it will equal the aggregate of any increases in the percentage of stock owned by each stockholder that owns 5% or more of USA Mobility stock at any time during the testing period over the lowest percentage of stock owned by each such shareholder during the testing period. The testing period generally is the prior three years, but begins no earlier than May 30, 2002, the day after Arch emerged from bankruptcy.

As of December 31, 2005, the Company has undergone a combined cumulative change in ownership of approximately 36.2%. The determination of the Company’s percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by USA Mobility at this time. Therefore, the Company’s cumulative shift in ownership may be more or less than approximately 36.2% and, in any event, may increase by reason of subsequent transactions in the Company’s stock by stockholders who own 5% or more of such stock, and certain other transactions affecting the direct or indirect ownership of stock.

There are transfer restrictions available to the Company in its Amended and Restated Certificate of Incorporation that permit it to generally restrict transfers by or to any 5% shareholder of USA Mobility common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of USA Mobility common stock. The Company intends to enforce these restrictions in order to preserve its consolidated tax assets, and such enforcement may result in less liquidity for the Company’s common stock and/or depress the market price for USA Mobility shares.

Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for a description of the transfer restrictions that are available to the Company in its Amended and Restated Certificate of Incorporation which permit USA Mobility to restrict transfers by or to any 5% shareholder of its common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of its common stock. USA Mobility intends to enforce these restrictions in order to preserve its tax assets, and such enforcement may result in less liquidity for the Company’s common stock and/or depress the market price for USA Mobility shares.

USA Mobility has material weaknesses in internal control over financial reporting and can provide no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

Management has identified material weaknesses in our internal control over financial reporting that affected USA Mobility’s financial statements for the periods ended December 31, 2002, 2003, 2004 and 2005 and the first three quarters of the years ended December 31, 2004 and 2005. See “Item 9A. Controls and Procedures.”

The material weaknesses in the Company’s internal control over financial reporting during the periods related to ineffective controls over the accuracy and valuation of income taxes and related deferred income tax balances; over the completeness and accuracy of transactional taxes, over the completeness and accuracy of depreciation expense and accumulated depreciation, and over the completeness, accuracy and valuation of asset retirement costs, asset retirement obligation liabilities and the related depreciation, amortization and accretion expense.

We can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company’s internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements.

ITEM 1B.	UNRESOLVED SEC STAFF COMMENTS

The Company had no unresolved staff comments as of May 19, 2006.

ITEM 2.	PROPERTIES

At December 31, 2005, USA Mobility owned four office buildings in the United States. In addition, the Company leased facility space, including its executive headquarters, sales, technical, and storage facilities in approximately 209 locations in 38 states.

USA Mobility leases transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 10,500 locations in all 50 states and Puerto Rico. These leases are for various terms and provide for monthly lease payments at various rates.

ITEM 3.	LEGAL PROCEEDINGS

USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. USA Mobility and the other defendants entered into a settlement agreement with the plaintiffs which was approved by the court on May 18, 2005 and the case was dismissed.

On November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/Endispute arbitration forum in Boston, Massachusetts asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective executive employment agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million, and a previously agreed mitigation payment equal to nine months of base salary. This mitigation payment may be reduced based on income received from future employment. The Company recorded this $4.3 million settlement and $0.9 million mitigation payment as an increase to severance expenses for the years ended December 31, 2005 and 2004 respectively.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Mobility’s sole class of common equity is its $0.0001 par value common stock, which is listed on the NASDAQ National Market and is traded under the symbol “USMO.”

The following table sets forth the high and low intraday sales prices per share of USA Mobility’s common stock for the period indicated, which corresponds to its quarterly fiscal periods for financial reporting purposes. Prices for the Company’s common stock are as reported on the NASDAQ National Market from November 17, 2004 through December 31, 2005.

		High	Low

2004	4th Quarter beginning November 17, 2004	$38.00	$33.25
2005	1st Quarter beginning January 1, 2005	39.75	29.77
2005	2nd Quarter beginning April 1, 2005	32.51	24.02
2005	3rd Quarter beginning July 1, 2005	29.71	26.21
2005	4th Quarter beginning October 1, 2005	28.86	24.30

The Board of Directors of USA Mobility declared a special one-time cash distribution of $1.50 per share on November 2, 2005, with a record date of December 1, 2005, and a payment date of December 21, 2005. This cash distribution was paid from available cash on hand.

USA Mobility sold no unregistered securities during 2005 and made no repurchases of its common stock during 2005.

As of May 19, 2006, there were 1,586 holders of record of USA Mobility common stock.

Transfer Restrictions on Common Stock — In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the Company’s tax attributes, USA Mobility’s Amended and Restated Certificate of Incorporation contains provisions which generally restrict transfers by or to any 5% shareholder of the Company’s common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of the Company’s common stock. After a cumulative indirect shift in ownership of more than 45% since its emergence from bankruptcy proceedings in May 2002 (as determined by taking into account all relevant transfers of the stock of Arch prior to its acquisition, including transfers pursuant to the merger or during any relevant three-year period) through a transfer of the Company’s common stock, any transfer of USA Mobility’s common stock by or to a 5% shareholder of the Company’s common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of such common stock, will be prohibited unless the transferee or transferor provides notice of the transfer to the Company and the Company’s board of directors determines in good faith that the transfer would not result in a cumulative indirect shift in ownership of more than 47%.

Prior to a cumulative indirect ownership change of more than 45%, transfers of the Company’s common stock will not be prohibited except to the extent that they result in a cumulative indirect shift in ownership of more than 47%, but any transfer by or to a 5% shareholder of the Company’s common stock or any transfer that would cause a person or group of persons to become a 5% shareholder of the Company’s common stock requires a notice to USA Mobility. Similar restrictions apply to the issuance or transfer of an option to purchase the Company’s common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. These restrictions will remain in effect until the earliest of (a) the repeal of Section 382 of the IRC (or any comparable successor provision) and (b) the date on which the limitation amount imposed by Section 382 of the IRC in the event of an ownership change would not be less than our tax attributes subject to these limitations. Transfers by or to USA Mobility and any transfer pursuant to a merger approved by the Company’s board of directors or any tender offer to acquire all of USA Mobility’s outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

USA Mobility is a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to these acquisitions, USA Mobility had conducted no operations other than those that were incidental to its formation. For financial reporting purposes, Arch was deemed the acquiring entity and is the predecessor registrant of USA Mobility. Accordingly, the consolidated historical information and operating data for the year ended December 31, 2005 reflects that of Arch and Metrocall; and the consolidated historical information and operating data for the year ended December 31, 2004 reflects that of Arch for the twelve months ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004. Historical financial information and operating data as of December 31, 2001, 2002, and 2003, and for the three years ended December 31, 2003 reflect that of Arch. The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2005.

On May 29, 2002, Arch emerged from proceedings under Chapter 11 of the bankruptcy code. The consolidated financial statements of Arch, prior to its emergence from Chapter 11 on May 29, 2002 (the “Predecessor Company”), have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Although May 29, 2002 was the effective date of Arch’s emergence from bankruptcy, for financial reporting convenience, Arch accounted for consummation of the plan as of May 31, 2002. Substantially all of the Predecessor Company’s pre-petition debt was in default. As required by SOP 90-7, the Predecessor Company recorded the pre-petition debt instruments at the allowed amount, as defined by SOP 90-7.

Upon emergence from Chapter 11, (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting, which requires recording the assets on a fair value basis similar to those required by SFAS No. 141, Business Combinations (’SFAS No. 141”).

As a result of the application of fresh start accounting, Arch’s financial results during the year ended December 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are presented separately. The Reorganized Company’s financial information is not comparable with those of the Predecessor Company.

The selected financial and operating data as of December 31, 2001, 2002, 2003, 2004 and 2005 and for the year ended December 31, 2001, for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the three years ended December 31, 2005 have been derived from the audited consolidated financial statements of USA Mobility or its predecessor, Arch. The selected financial and reporting data as of December 31, 2002, 2003 and 2004 and for the seven months ended December 31, 2002, and for years ended December 31, 2003 and 2004 reflect restated amounts. The consolidated financial statements of Arch for the year ended 2001 were audited by Arthur Andersen LLP, which has ceased operations.

As described in USA Mobility’s Annual Report on Form 10 K/A for the year ended December 31, 2004, the Company restated its financial statements for the seven months ended December 31, 2002 and for the years ended December 31, 2003 and 2004.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	Arch Predecessor Company		Reorganized Company
		Five Months	Seven Months
	Year Ended	Ended	Ended
	December 31,	May 31,	December 31,	Year Ended December 31,
	2001	2002	2002	2003	2004	2005
	(Dollars in thousands except per share amounts)
Statements of Operations Data:
Revenues:
Service, rental and maintenance	$1,101,762	$351,721	$432,445	$571,989	$470,751	$592,690
Product sales	61,752	13,639	20,924	25,489	19,409	25,882

	1,163,514	365,360	453,369	597,478	490,160	618,572
Operating Expenses:
Cost of products sold	42,301	10,426	7,740	5,580	4,347	4,483
Service, rental and maintenance	306,256	105,990	132,611	189,290	160,144	215,588
Selling and marketing	138,341	35,313	37,897	45,639	36,085	43,145
General and administrative	388,979	116,668	136,793	166,948	130,046	177,438
Depreciation, amortization and accretion (2)	1,584,482	82,720	110,192	129,658	107,629	131,328
Stock-based compensation	—	—	6,979	6,218	4,863	2,832
Reorganization expense	154,927	—	—	—	—	—
Severance and restructuring	—	—	—	16,683	11,938	16,609
Restructuring charges	7,890	—	—	—	—	—

Operating income (loss)	(1,459,662)	14,243	21,157	37,462	35,108	27,149
Interest and non-operating expenses, net	(258,870)	(2,178)	(18,340)	(19,237)	(5,914)	(1,323)
Gain (loss) on extinguishment of debt	34,229	1,621,355	—	—	(1,031)	(1,338)
Other income (expense)	—	110	(1,129)	516	814	(1,004)

Income (loss) before reorganization items, net and fresh start accounting adjustments, net	(1,684,303)	1,633,530	1,688	18,741	28,977	23,484
Reorganization items, net	—	(22,503)	(2,765)	(425)	—	—
Fresh start accounting adjustments, net	—	47,895	—	—	—	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,684,303)	1,658,922	(1,077)	18,316	28,977	23,484
Income tax benefit (expense)	121,994	—	(2,265)	(5,308)	(16,810)	(10,577)

Income (loss) before cumulative effect of change in accounting principle	(1,562,309)	1,658,922	(3,342)	13,008	12,167	12,907
Change in accounting principle	(6,794)	—	—	—	—	—

Net income (loss)	$(1,569,103)	$1,658,922	$(3,342)	$13,008	$12,167	$12,907

Basic net income (loss) per common share:
Net income (loss) before accounting change	$(8.79)	$9.09	$(0.17)	$0.65	$0.58	$0.47
Accounting change	(0.04)	—	—	—	—	—

Net income (loss)	$(8.83)	$9.09	$(0.17)	$0.65	$0.58	$0.47

Diluted net income (loss) per common share:
Net income (loss) before accounting change	$(8.79)	$9.09	$(0.17)	$0.65	$0.58	$0.47
Accounting change	(0.04)	—	—	—	—	—

Net income (loss)	$(8.83)	$9.09	$(0.17)	$0.65	$0.58	$0.47

Other Operating Data:
Capital expenditures, excluding acquisitions	$109,485	$44,474	$39,935	$25,446	$19,232	$13,499
Cash dividends declared per common share	$—	$—	$—	$—	$—	$1.50

	Arch Predecessor Company	Reorganized Company
	2001	2002	2003	2004	2005
Balance Sheet Data:
Current assets	$244,453	$115,231	$110,567	$128,058	$105,279
Total assets	651,633	442,634	495,495	782,147	633,793
Long-term debt, less current maturities(1)	—	162,185	40,000	47,500	—
Liabilities subject to compromise(1)	2,096,280	—	—	—	—
Stockholders’ equity (deficit)	(1,656,911)	114,224	326,264	556,040	532,993

(1)	In accordance with SOP 90-7, at December 2001, Arch classified substantially all of its pre-petition liabilities and redeemable preferred stock as “Liabilities Subject to Compromise.”

(2)	Depreciation, amortization and accretion expense increased in 2001 primarily due to an impairment charge of $976.2 million related to Arch’s long-lived assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with USA Mobility’s consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies,” which describes key estimates and assumptions the Company makes in the preparation of its financial statements and Item 1A “Risk Factors”, which describes key risks associated with the Company’s operations and industry.

Restatement

As described in USA Mobility’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and in the Company’s Quarterly Reports on Forms 10-Q/A for the first, second and third quarters of 2005 and in this Annual Report on Form 10-K, the Company restated certain financial statements and other information for the seven months ended December 31, 2002 upon the adoption of fresh start reporting and for the years 2003 and 2004 and each of the quarters ended March 31, June 30, and September 30, 2004 and 2005.

The determination to restate those consolidated financial statements and other financial information was made as a result of management’s assessment of accounting errors that existed as of June 1, 2002 and December 31, 2002, 2003 and 2004. The financial statements and other information for the seven months ended December 31, 2002 and for the years 2003 and 2004 and each of the quarters ended March 31, June 30, and September 30, 2004 and 2005 included in this Form 10-K reflect the adjustments associated with this restatement. (See Note 2 to the Consolidated Financial Statements.)

Merger of Arch and Metrocall

USA Mobility is a holding company that was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2002, 2003 and 2004 through November 15, 2004 and the acquired operations of Metrocall from November 16, 2004. Accordingly, the results of operations reflect increases in revenues and costs due to the inclusion of Metrocall during the year ended December 31, 2005, as compared to the year ended December 31, 2004, which included the results of Metrocall from November 16, 2004 only.

USA Mobility believes that the combination of Arch and Metrocall provided the Company with stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially.

Since the merger on November 16, 2004, the Company has undertaken significant integration and consolidation activities. These activities have included management and staff reductions and reorganizations, network rationalization and consolidation and changes in operational systems, processes and procedures. Such changes are described below.

Overview

USA Mobility derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally driven by the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of the Company’s success retaining subscribers which is important in order to maintain recurring revenues and to control operating expenses.

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Year Ended December 31,
	2003(a)		2004(b)		2005(b)
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	584	1,223	540	1,179	612	1,315
Indirect	242	806	205	545	285	663

Total	826	2,029	745	1,724	897	1,978

(a)	Includes gross placements and disconnects of Arch only.

(b)	Includes gross placements and disconnects of Arch for the years ended December 31, 2004 and 2005 and Metrocall for the period November 16, 2004 to December 31, 2005.

The demand for one-way and two-way messaging services declined during the three years ended December 31, 2005, and USA Mobility believes demand will continue to decline for the foreseeable future in line with recent trends. During 2003, units in service decreased by 1,452,000 units as a result of operations. This decrease does not include the addition of 249,000 units which resulted from the reversal of the remaining portion of the one-time, 1,000,000 unit reduction recorded in the fourth quarter of 2000 for definitional differences and potential unit reductions associated with the conversion and cleanup of accounts acquired in the PageNet acquisition. Since Arch completed the conversion and final review of these accounts, the remainder of this prior unit reduction was recorded as a one-time increase in the fourth quarter, which increased units in service at December 31, 2003. During 2004, units in service increased 1,765,000 units due to the addition of 2,744,000 units associated with the Metrocall merger partially offset by the decrease of 979,000 units as a result of operations.

During 2005, units in service decreased 1,316,000. During the billing system conversion, which was completed in early July 2005, the Company became aware of errors in the Metrocall units in service counts and differences in the definition of units in service between Metrocall and Arch. As a result, as of June 30, 2005, the Company reduced its units in service by 238,000 units to correct the errors and to conform to the Arch billing system standard unit definition. The remaining decrease of 1,078,000 units results from operations.

As previously discussed, the monthly charge per unit is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit (“ARPU”), is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly. The following table sets forth USA Mobility’s ARPU by distribution channel for the periods stated.

	For the Year Ended December 31,
	2003(a)	2004(b)	2005(b)

Direct	$11.50	$10.17	$9.76
Indirect	3.53	4.00	4.59
Consolidated	9.85	9.17	8.91

(a)	Includes ARPU for Arch only.

(b)	Includes ARPU for Arch for the years ended December 31, 2004 and 2005 and Metrocall for the period November 16, 2004 to December 31, 2005.

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues increased in 2005 over 2004 due to the Metrocall merger, but the Company expects future sequential annual revenues to decline in line with recent trends. Consolidated ARPU decreased $0.68 in 2004 from 2003. The 249,000 unit adjustment Arch made in the fourth quarter of 2003 contributed $0.45 of this decrease. The remainder of the decrease was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. Consolidated ARPU decreased $0.26 in 2005 from 2004. The majority of this decrease was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. USA Mobility expects that ARPU for its direct units in service will decline in future periods.

USA Mobility’s revenues were $597.5 million, $490.2 million, and $618.6 million for the years ended December 31, 2003, 2004 and 2005, respectively. The 2004 revenue includes $38.5 million of Metrocall revenue for the period from November 16 to December 31, 2004.

The Company’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services and consist largely of telephone charges to deliver messages over the Company’s networks, lease payments for transmitter locations and payroll expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with USA Mobility’s direct and indirect sales forces and marketing expenses in support of the sales force. This classification consists primarily of salaries, commissions and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.

In addition to the functional categories described above, expense controls are also performed by expense category. In 2005, approximately 76% of the expenses referred to above were incurred in three expense categories: payroll and related expenses, lease payments for transmitter locations and telecommunications expenses.

Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,617 FTEs at December 31, 2005. While these staff reductions have resulted in significant severance expenses, the Company’s on-going cost of payroll and related expenses will be reduced.

Lease payments for transmitter locations are largely dependent on the Company’s messaging networks. USA Mobility operates local, regional and nationwide one-way and two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which, in turn, is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce this expense, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. In addition, in August 2005 and January 2006, USA Mobility executed agreements with its two largest site lease vendors. The agreements will reduce the Company’s future lease payments for transmitter locations. (See Note 9). During 2005, the Company decommissioned the former Arch 2-way network. This network rationalization resulted in an increase in depreciation expense, but is an important element of the Company’s integration and cost reduction strategy.

Telecommunications expenses are incurred to interconnect USA Mobility’s messaging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among the Company’s offices. These expenses are dependent on the number of units in service and the number of office and network locations the Company maintains. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to the Company’s call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunications expenses to vary regardless of the number of units in service. In addition, certain phone numbers USA Mobility provides to its customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunications expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories and capacities and to reduce the number of transmitter and office locations at which the Company operates.

USA Mobility did experience limited damage to transmission equipment located in the Gulf of Mexico region of the United States from Hurricanes Katrina and Rita in the third quarter of 2005. Expenses related to storm-related recovery efforts have been included in service, rental and maintenance expenses, and were immaterial for the third quarter of 2005. In addition, the Company recorded $231,000 to reflect the loss of damaged assets. To date, the impact to revenues or bad debt expense has been immaterial. The Company has an insurance policy that affords recovery for operational expenses, asset losses and business interruption, and is working to assemble its claims; at this time, however, the Company cannot estimate the amount and timing of insurance recoveries, if any.

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing, and general and administrative expenses was $407.5 million, $330.6 million and $440.7 million for the years ended December 31, 2003, 2004 and 2005, respectively. As discussed previously the Company expects revenue from one-way and two-way messaging services to continue to decline for the foreseeable future in line with recent trends. Additionally, the Company believes that the rate of revenue decline will likely outpace the Company’s ability to reduce costs, therefore the Company expects it’s margins to decline for the foreseeable future. There can be no assurance that in the face of declining revenue the Company can remain profitable, or generate positive cash flow from operating activities.

Results of Operations

As previously discussed, Arch and Metrocall merged on November 16, 2004. The results of operations and cash flows discussed below for 2005 include the operating results and cash flows of Arch for the twelve months ended December 31, 2005 and 2004, and Metrocall for the period November 16, 2004 to December 31, 2005. For periods prior to 2004, the operating results and cash flows of Arch are presented. Accordingly, the apparent growth in operations is due to the merger of Arch and Metrocall and is not indicative of future operating trends or results.

Comparison of the Results of Operations for the Years Ended December 31, 2005 and 2004

	For the Year Ended
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance	$470,751	96.0%	$592,690	95.8%	$121,939	25.9%
Product sales	19,409	4.0	25,882	4.2	6,473	33.4

	$490,160	100%	$618,572	100%	$128,412	26.2

Selected operating expenses:
Cost of products sold	4,347	0.9	4,483	0.7	136	3.1
Service, rental and maintenance	160,144	32.7	215,588	34.9	55,444	34.6
Selling and marketing	36,085	7.4	43,145	7.0	7,060	19.6
General and administrative	130,046	26.5	177,438	28.7	47,392	36.4

	$330,622	67.5%	$440,654	71.2%	$110,032	33.3%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The increase in revenues in each revenue type is the result of including revenues of Metrocall during the entire year of 2005 as compared to only 45 days in 2004. The combined Company has experienced, and expects to experience, revenue declines for the foreseeable future.

	For the Year Ended December 31,
	2004 (a)	2005 (a)
	(Dollars in thousands)
Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$348,990	$421,505
Two-way messaging	87,211	109,790

	$436,201	$531,295

Indirect:
One-way messaging	$28,384	$39,724
Two-way messaging	3,229	9,382

	$31,613	$49,106

Total Paging:
One-way messaging	$377,374	$461,229
Two-way messaging	90,440	119,172

	$467,814	$580,401
Non-Paging revenue	2,937	12,289

Total service, rental and maintenance revenues	$470,751	$592,690

(a)	Includes revenues for Arch for the years ended December 31, 2004 and 2005 and Metrocall for the period November 16, 2004 to December 31, 2005.

The table below sets forth units in service and service revenues, the changes in each between 2004 and 2005 and the change in revenue associated with differences in the numbers of units in service and ARPU.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due to:
	2004	2005	Change	2004(a)	2005(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	5,673	4,439	(1,234)	$377,374	$461,229	$83,855	$73,980	$9,875
Two-way messaging	529	447	(82)	90,440	119,172	28,732	11,290	17,442

Total	6,202	4,886	(1,316)	$467,814	$580,401	$112,587	$85,270	$27,317

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.1 million increase in 2005 was due primarily to an increase in the number of device transactions due to the Metrocall merger.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant components:

	For the Year Ended December 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$85,530	17.4%	$124,573	20.1%	$39,043	45.6%
Telecommunications related expenses	28,587	5.8	42,306	6.8	13,719	48.0
Payroll and related expenses	26,415	5.4	31,131	5.0	4,716	17.9
Other	19,612	4.0	17,578	2.8	(2,034)	(10.4)

Total	$160,144	32.7%	$215,588	34.9%	$55,444	34.6%

As illustrated in the table above, service, rental and maintenance expenses increased $55.4 million or 34.6% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $39.0 million primarily due to the inclusion of expenses associated with the Metrocall one-way and two-way networks. As discussed elsewhere, the combined Company has decommissioned one of its two-way networks and has begun to rationalize its one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow immediate savings when equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, USA Mobility removes only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and success is dependent on many factors, including the number of other sites USA Mobility leases from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, the Company has not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	Telecommunications related expenses — The increase in telecommunications expenses reflects an increase of $13.7 million resulting from the Metrocall merger. USA Mobility has also begun the process to reduce these costs as it consolidates and rationalizes its one-way and two-way networks. Reductions in these expenses should occur as the Company’s networks are consolidated throughout 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on the networks. Payroll for this category increased $4.7 million due primarily to additional employees resulting from the Metrocall merger.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expense. Selling and marketing payroll and related expenses increased $7.1 million or 19.6% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management that resulted from the Metrocall merger. As of December 31, 2005, the Company had 460 FTEs responsible for selling and marketing its services.

General and Administrative Expenses.  General and administrative expenses consist of the following significant components:

	For the Year Ended December 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$56,132	11.5%	$63,443	10.3%	$7,311	13.0%
Bad debt	3,789	0.8	8,828	1.4	5,039	133.0
Facility expenses	15,873	3.2	21,161	3.4	5,288	33.3
Telecommunications	7,065	1.4	10,101	1.6	3,036	43.0
Outside services	14,316	2.9	28,109	4.5	13,793	96.3
Taxes and permits	12,716	2.6	19,204	3.1	6,488	51.0
Other	20,155	4.1	26,592	4.3	6,437	31.9

Total	$130,046	26.5%	$177,438	28.7%	$47,392	36.4%

As illustrated in the table above, general and administrative expenses increased $47.4 million from the year ended December 31, 2004 due to the inclusion of Metrocall operations. The percentages of these costs to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. USA Mobility anticipates continued staffing reductions during 2006; however the most significant reductions occurred throughout 2005.

•	Bad debt — The increase in bad debt expenses reflected an increase of $5.0 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities. In 2005 outside services also included a benefit of $1.5 million recorded in the third quarter of 2005 for the reimbursement of legal fees under an insurance policy.

•	Taxes and permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes and permits is mainly due to the inclusion of Metrocall operations. The increase in taxes and permits expense as a percentage of revenue was due to new gross receipts taxes in several jurisdictions and the recognition of state and local taxes resulting from billing system conversion activities.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $6.6 million, repairs and maintenance associated with computer hardware and software of $5.8 million, insurance of $4.8 million and other expenses of $9.4 million, which increased primarily due to the merger with Metrocall.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses increased to $131.3 million for the year ended December 31, 2005 from $107.6 million for the same period in 2004. Part of this increase was due to depreciation and amortization expense of the tangible and intangible assets acquired from Metrocall, of $50.5 million, partially offset by a decrease of $26.8 million related to groups of assets becoming fully depreciated in legacy Arch operations. Depreciation expense for the year ended December 31, 2005, includes $0.2 million for assets damaged and lost due to Hurricanes Katrina and Rita.

Stock Based Compensation.  Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the board of directors, and the compensation cost associated with a long-term management incentive plan. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $2.8 million for the year ended December 31, 2005 from $4.9 million for the same period in 2004, primarily due to lower compensation costs associated with the long-term management incentive plan, offset by the compensation expense of the grant of 103,937 shares of restricted common stock to eligible employees on June 7, 2005.

Severance and Restructuring.  Severance and restructuring expenses increased to $16.6 million for the year ended December 31, 2005 from $11.9 million for the same period in 2004. The increase consists primarily of both actual and planned reductions in headcount due to the reorganization plan to adjust the management structure and consolidate three sales divisions of five regions into one national sales organization consisting of eleven regions. Also included is the $4.3 million settlement agreement with three former Arch executives that was paid during second quarter 2005.

Restructuring charges of $3.0 million and $1.1 million for 2004 and 2005, respectively, relate to lease termination penalty expenses.

Impairments.  The Company did not record any impairments of long-lived assets, intangible assets or goodwill in 2004 or 2005, respectively. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit is below its carrying amount. For this determination the Company as a whole is considered the reporting unit. Declines in the Company’s stock price impact the calculation of the fair value of the reporting unit for purposes of this determination. Should the Company’s stock price continue to decline and/or the carrying value of the reporting unit increase there is a reasonable possibility that a material impairment to goodwill could occur.

Interest Expense.  Net interest expense decreased to $1.3 million for the year ended December 31, 2005 from $5.9 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $2.4 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement. All of the debt incurred as a result of the merger with Metrocall was repaid in 2005.

Income Tax Expense.   For the year ended December 31, 2005, the Company recognized $10.6 million of income tax expense, or an effective tax rate of 45.0%. The Company anticipates the recognition of income tax expense to be required for the foreseeable future.

Comparison of the Results of Operations for the Years Ended December 31, 2003 and 2004

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

	For the Year Ended
	2003		2004		Change Between
		% of		% of	2003 and 2004
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$571,989	95.7%	$470,751	96.0%	$(101,238)	(17.7%)
Product sales	25,489	4.3	19,409	4.0	(6,080)	(23.9)

	$597,478	100%	$490,160	100%	$(107,318)	(18.0)

Selected operating expenses:
Cost of products sold	5,580	0.9	4,347	0.9	(1,233)	(22.1)
Service, rental and maintenance	189,290	31.7	160,144	32.7	(29,146)	(15.4)
Selling and marketing	45,639	7.6	36,085	7.4	(9,554)	(20.9)
General and administrative	166,948	27.9	130,046	26.5	(36,902)	(22.1)

	$407,457	68.2%	$330,622	67.5%	$(76,835)	(18.9)

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

	For the Year Ended December 31,
	2003 (a)	2004 (b)
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$427,118	$348,990
Two-way messaging	100,721	87,211

	$527,839	$436,201

Indirect:
One-way messaging	$40,271	$28,384
Two-way messaging	2,314	3,229

	$42,585	$31,613

Total Paging:
One-way messaging	$467,389	$377,374
Two-way messaging	103,035	90,440

	$570,424	$467,814
Non-Paging revenue	1,565	2,937

Total service, rental and maintenance revenues	$571,989	$470,751

(a)	Includes revenues for Arch only for the year ended December 31, 2003.

(b)	Includes revenues for Arch for the year ended December 31, 2004 and Metrocall for the period November 16, 2004 to December 31, 2004.

The table below sets forth units in service and recurring fees, the changes in each between 2003 and 2004 and the change in revenue associated with differences in the numbers of units in service and ARPU.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due to:
	2003	2004	Change	2003(a)	2004(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,147	5,673	1,526	$467,389	$377,374	$(90,015)	$(105,048)	$15,033
Two-way messaging	290	529	239	103,035	90,440	(12,595)	(39,544)	26,949

Total	4,437	6,202	1,765	$570,424	$467,814	$(102,610)	$(144,592)	$41,982

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $1.2 million decrease in 2004 was due primarily to lower numbers of device transactions due to lower units in service in 2004; partially offset by $938,000 of costs of products sold related to Metrocall operations.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Year Ended
	2003		2004		Change Between
		% of		% of	2003 and 2004
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$101,150	16.9%	$85,530	17.4%	$(15,620)	(15.4%)
Telecommunications related expenses	36,708	6.1	28,587	5.8	(8,121)	(22.1)
Payroll and related expenses	30,350	5.1	26,415	5.4	(3,935)	(13.0)
Fees paid to other network providers	2,585	0.4	2,196	0.4	(389)	(15.0)
Operator dispatch fees	4,434	0.7	3,481	0.7	(953)	(21.5)
Other	14,063	2.4	13,935	2.8	(128)	(0.9)

Total	$189,290	31.7%	$160,144	32.7%	$(29,146)	(15.4%)

As illustrated in the table above, service, rental and maintenance expenses decreased $29.1 million or 15.4% from 2003, however the percentage of these costs to revenues increased as revenue decreased 18.0%. Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The decrease in lease payments for transmitter locations consists of a decrease of $21.8 million partially offset by $6.2 million of lease expenses from Metrocall operations. As discussed earlier, USA Mobility has decommissioned one of its two-way networks and is rationalizing its one-way network. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow for immediate savings when equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, the Company removes only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and success is dependent on many factors, including the number of other sites USA Mobility leases from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. Therefore, lease payments for transmitter locations are generally fixed in the short term, and as a result, to date, the Company has not been able to reduce these payments at the same rate as the rate of decline in units in service and revenues, resulting in an increase in these expenses as a percentage of revenues.

•	Telecommunications related expenses — The decrease in telecommunications related expenses reflected a decrease of $10.0 million partially offset by $1.9 million of telephone expenses associated with Metrocall operations. The decrease related to Arch operations was related to the consolidation of network facilities, lower usage-based charges due to declining units in service and rationalization of telephone trunk capacities. The decrease in fees paid to other network providers was due primarily to USA Mobility’s efforts to migrate customers from other network providers to its own networks and, to a lesser extent, lower units in service. The decrease in operator dispatch fees was due primarily to lower units in service and, to a lesser extent, the utilization of other means to contact alphanumeric subscribers, such as the Internet.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks USA Mobility operates rather than the number of units in service on its networks. Payroll for this category decreased $5.8 million due primarily to 65 fewer employees in 2004 and lower overtime due to less network consolidation activity in 2004, partially offset by $1.9 million from Metrocall operations.

•	Other — Other includes a decrease of $2.5 million in 2003 and $0.5 million in 2004 due to a gain on deconstructing transmitters at a cost less than the estimated fair value of the related asset retirement obligation liability.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expense. Selling and marketing payroll and related expenses decreased $9.6 million or 20.9% over 2003. This decrease was due primarily to a decrease in the number of sales representatives and sales management which resulted from USA Mobility’s continuing efforts to maintain or improve sales force productivity throughout the year, and staffing reductions completed after the merger closing.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended
	2003		2004		Change Between
		% of		% of	2003 and 2004
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$81,518	13.6%	$56,132	11.5%	$(25,386)	(31.1%)
Bad debt	8,247	1.4	3,789	0.8	(4,458)	(54.1)
Facility expenses	17,529	2.9	15,873	3.2	(1,656)	(9.4)
Telecommunications	10,076	1.7	7,065	1.4	(3,011)	(29.9)
Outside services	13,642	2.3	14,316	2.9	674	4.9
Taxes and permits	9,595	1.6	12,716	2.6	3,121	32.5
Other	26,341	4.4	20,155	4.1	(6,186)	(23.5)

Total	$166,948	27.9%	$130,046	26.5%	$(36,902)	(22.1%)

As illustrated in the table above, general and administrative expenses decreased $36.9 million from the year ended December 31, 2003 and the percentage of these costs to revenue also decreased, primarily due to lower payroll and related expenses and bad debt expense. Following is a discussion of each significant item listed above:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. Certain of these functions vary with direct units in service and therefore staffing reductions occurred at the end of 2004 in conjunction with the integration of Arch and Metrocall. The decrease in this category was primarily due to lower average number of employees. In addition, bonus expense was $7.9 million less due to changes in the 2004 bonus plan and a lower number of participants in the current year.

•	Bad debt — The decrease in bad debt expenses reflected a decrease of $5.3 million related partially offset by $818,000 related to Metrocall operations. The decrease in bad debt expense was due to improved collections and lower levels of overall accounts receivable, which resulted from decreases in revenues as described above.

•	Telecommunications — The decrease in telecommunications expenses consists of a $3.7 million decrease partially offset by $678,000 related to Metrocall operations. The decrease in telephone expenses was due primarily to fewer calls to call centers due to fewer units in service and the reduction of physical locations at which the Company operated.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2004 was due primarily to higher outsourced customer service of $2.1 million as the Company moved additional smaller accounts to its third-party provider during 2004 and professional fees of $1.0 million associated with the documentation and testing requirements of section 404 of the Sarbanes-Oxley Act of 2002 and the additional audit work required due to the merger. These increases were partially offset by lower billing costs of $889,000 due to fewer customers.

•	Taxes and permits — Taxes and permits consist primarily of property, franchise and gross receipts taxes. The change from 2003 to 2004 is mainly $1.8 million related to Metrocall, and $1.3 million due to new gross receipts taxes enacted in several jurisdictions in 2004.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices, repairs and maintenance associated with computer hardware and software, insurance and bank fees associated with lockbox and other activities. The largest components of the reduction in other expense in 2004 related to insurance of $2.2 million and express mail and supply costs of $2.4 million. The reduction related to insurance expense was due primarily to lower premiums in the current year. The reduction in express mail and supplies was due to fewer shipments of messaging devices as a result of lower numbers of units in service.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $107.6 million for the year ended December 31, 2004 from $129.7 million for the same period in 2003. The decrease in depreciation, amortization and accretion expense of $22.1 million between 2003 and 2004 primarily consisted of the following (a) a reduction of $11.0 million due to fully depreciated paging infrastructure assets (b) a reduction of $0.7 million due to the change in the expected useful life of the Arch paging infrastructure, (c) an increase of $1.9 million due to addition of Metrocall’s paging infrastructure as of November 16, 2004, (d) an $11.4 million reduction in depreciation expense primarily due to lower paging device depreciation resulting from reduced subscribers and (e) a $0.7 million reduction in accretion expense due to the change in timing of the expected deconstruction of the combined paging network infrastructure.

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

Severance and Restructuring.  Severance expenses decreased from $16.7 million in 2003 to $11.9 million in 2004 primarily because of staff reductions undertaken by the Company in conjunction with its merger with Metrocall. Restructuring charges of $11.5 million and $3.0 million for 2003 and 2004, respectively, relate to certain lease agreements for transmitter locations. Under the terms of these agreements, USA Mobility is required to pay minimum amounts for a designated number of transmitter locations. However, the Company determined the designated number of transmitter locations were in excess of current and anticipated needs and ceased to use these locations. The remaining balance of this accrued liability for lease obligation costs of $3.5 million will be paid over the next two quarters.

Interest Expense.  Interest expense decreased to $6.4 million for the year ended December 31, 2004 from $19.8 million for the same period in 2003. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $1.2 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement. On December 20, 2004, USA Mobility repaid $45.0 million of the $140.0 million and made additional principal payments subsequent to December 31, 2004 of $28.5 million through March 1, 2005.

Income Tax Expense.  For the years ended December 31, 2003 and December 31, 2004, the Company recognized income tax provisions of $5.3 million and $16.8 million, respectively. As described in Note 2 of the Notes to Consolidated Financial Statements, these provisions were restated to include adjustments to state NOLs, a change in the expected applicable tax rate, the correction of errors made concerning the tax basis of depreciable and amortizable assets some of which were subject to limitations imposed by the IRC and other miscellaneous adjustments. See Note 7 of the Notes to Consolidated Financial Statements for a detailed discussion of the provision calculations and the associated applicable tax rates. The Company anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the $37.5 million of cash on hand at December 31, 2005, should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

The Company’s net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows:

	Year Ended December 31,			Increase/
	2003	2004	2005	(Decrease)
	(Dollars in thousands)

Net cash provided by operating activities	$181,245	$114,265	$139,254	$24,989
Net cash used in investing activities	$(21,984)	$(133,722)	$(13,046)	$(120,676)
Net cash provided by (used in) financing activities	$(161,866)	$31,870	$(135,656)	$167,526

Net Cash Provided by Operating Activities.  As discussed above, USA Mobility is dependent on cash flows from operating activities to meet its cash requirements. Cash from operations varies depending on changes in various working capital items including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the significant cash receipt and expenditure components of the Company’s cash flows from operating activities for the periods indicated, and sets forth the change between the indicated periods (dollars in thousands):

	Year Ended December 31,
	2004	2005	Increase/(Decrease)

Cash received from customers	$492,710	$611,779	$119,069

Cash paid for —
Payroll and related expenses	132,672	160,902	28,230
Lease payments for tower locations	96,284	127,739	31,455
Telecommunications expenses	37,290	49,047	11,757
Interest expense	6,966	2,412	(4,554)
Other operating expenses	105,233	132,425	27,192

	378,445	472,525	94,080

Net cash provided by operating activities	$114,265	$139,254	$24,989

Net cash provided by operating activities for the twelve months ended December 31, 2005 increased $25.0 million from the same period in 2004 due primarily to the following:

•	Cash received from customers increased $119.1 million in 2005 compared to the same period in 2004. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due primarily to revenue increases of $128.4 million, as discussed earlier, a lower decrease in accounts receivable of $1.9 million in 2005 compared to $11.7 million in 2004, and a lower decrease in deferred revenues and other amounts of $1.6 million. The change in accounts receivable was due to higher billings resulting from more units in service and higher revenue, which were a result of the merger with Metrocall.

•	Cash payments for payroll and related expenses increased $28.2 million due primarily to greater payroll expenses of $17.1 million related to the merger with Metrocall and higher severance expenses of $6.6 million, as discussed above, plus $4.5 million related to incentives and other payroll amounts.

•	Lease payments for tower locations increased $31.5 million. This increase was due primarily to payments for a greater number of locations resulting from the merger with Metrocall.

•	Cash used for telephone related expenditures increased $11.8 million in 2005 compared to the same period in 2004. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses.

•	The decrease in interest payments for the twelve months ended December 31, 2005 compared to the same period in 2004 was due to the repayment of Arch’s 12% notes in May 2004. From June 2004 through November 16, 2004 the Company had no long-term debt outstanding. On November 16, 2004 USA Mobility borrowed $140.0 million to partially fund a portion of the cash election in conjunction with the merger. Prior to December 31, 2004, the Company repaid $45.0 million of principal and subsequent to December 31, 2004 and through December 31, 2005 repaid $95.0 million of principal. On August 22, 2005, USA Mobility repaid the remaining balance on its bank credit facility in full satisfaction of its bank debt obligation.

•	Cash payments for other expenses primarily include repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The increase in these payments was primarily related to higher payments for outside services of $14.1 million, taxes and permits of $6.5 million and repairs and maintenance expense of $6.4 million. The increase in these payments was primarily due to the merger with Metrocall.

Net Cash Used In Investing Activities.  Net cash used in investing activities in 2005 decreased $120.7 million from the same period in 2004 due primarily to recording the Metrocall merger in 2004 as previously discussed, and lower capital expenditures. The merger of the two companies provided additional messaging devices allowing for reduced capital expenditures. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2005 consisted primarily of the purchase of messaging devices and expenditures related to transmission and information systems and other equipment, offset by the net proceeds from the sale of other assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2006 to be between $15 and $20 million and expects to fund such requirements from net cash provided by operating activities. Investing activities in 2005 consisted primarily of capital expenditures of $13.5 million net of proceeds from the sale of tangible assets of approximately $0.2 million.

Net Cash (Used In) Provided By Financing Activities.  Net cash (used in) provided by financing activities in 2005 increased $167.5 million from the same period in 2004. In November 2004 as discussed above, the Company borrowed $140.0 million primarily to fund a portion of the cash consideration related to the Metrocall merger. The Company’s use of cash in 2005 related primarily to principal repayments of these borrowings. In 2004, USA Mobility used $60.0 million of net cash provided by operating activities to redeem Arch’s 12% notes and $3.1 million for the purchase of treasury shares.

Cash Distributions to Shareholders.  The Board of Directors of USA Mobility declared a special one-time cash distribution of $1.50 per share on November 2, 2005, with a record date of December 1, 2005, and a payment date of December 21, 2005. This cash distribution was paid from available cash on hand.

Borrowings.  At December 31, 2004, the Company had aggregate principal amount of borrowings outstanding under its credit agreement of $95.0 million. During the first three quarters of 2005, the Company repaid the remaining balance of $95.0 million on its bank credit facility in full satisfaction of its bank debt obligation. As of December 31, 2005, the Company had no material borrowings or associated debt service requirements.

Commitments

Contractual Obligations.  As of December 31, 2005, USA Mobility’s contractual payment obligations under its long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to certain telephone expenses. The amounts are based on the Company’s contractual commitments; however, it is possible that the Company may be able to negotiate lower payments if it chooses to exit these contracts before their expiration date.

		Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations and accrued interest	$13	$13	$—	$—	$—
Operating lease obligations	184,914	68,870	99,738	15,097	1,209
Purchase obligations	37,026	19,304	17,722	—	—
Other GAAP liabilities	15,217	5,294	5,533	1,004	3,386

Total	$237,170	$93,481	$122,993	$16,101	$4,595

Other Commitments.  USA Mobility has a commitment to fund annual cash flow deficits, if any, of GTES, LLC (“GTES”), a company in which it has a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through December 31, 2005.

Off-Balance Sheet Arrangements.  USA Mobility does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if it had engaged in such relationships.

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its financial position, results of operations, or cash flows.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s board of directors also serve as directors for entities from which it leases transmission tower sites. During the year ended December 31, 2005, the Company paid $23.6 million and $10.2 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussions or decisions the Company makes on matters relating to the respective vendor for which he serves as a director.

Inflation

Inflation has not had a material effect on USA Mobility’s operations to date. System equipment and operating costs have not increased in price and the price of wireless messaging devices has tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. The Company’s general operating expenses, such as salaries, lease payments for transmitter locations, employee benefits and occupancy costs, are subject to normal inflationary pressures.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, restructuring and severance accrued contingencies and income taxes. Management bases their estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

USA Mobility believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2005, the Company did not believe any such conditions existed. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Intangible assets were recorded in accordance with SFAS No. 141 and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded in conjunction with the Metrocall merger. Goodwill is not amortized but will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform this annual impairment test. SFAS No. 142 requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit will be determined based upon discounted cash flows, market multiples or appraised values as appropriate.

Allowances for Doubtful Accounts and Service Credits

USA Mobility records two allowances against its gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $3.8 million and $3.6 million at December 31, 2004 and 2005, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $4.5 million and $3.4 million at December 31, 2004 and 2005, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Revenue Recognition

Revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue. Accordingly, effective July 1, 2003, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements

Asset Retirement Obligations

The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, (“ SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term, therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million at both December 31, 2004 and 2005. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives which range between one and nine years. Depreciation, amortization and accretion expense in 2005 included $3.5 million related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

At December 31, 2004 and 2005, accrued expenses included $3.4 million and $3.6 million, respectively, of asset retirement liabilities related to USA Mobility’s efforts to reduce the number of networks it operates; other long-term liabilities included $11.0 million and $9.9 million, respectively, related primarily to an estimate of assets to be removed through 2013. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect the merger with Metrocall and the increased transmitters acquired, the extension of the economic life of the paging network and the Company’s plans to rationalize the Arch two-way network in 2005.

The long-term cost associated with the original assessment, the additional amount recorded due to the Metrocall merger, and the change in estimated removal cost timing refinements due to the Metrocall merger will accrete to a total liability of $24.4 million through 2013. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimates. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense in 2003, 2004 and 2005 included $2.9 million, $2.2 million and $2.9 million, respectively, for accretion expense on the asset retirement obligation liabilities.

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

Severance and Restructuring Accrued Liabilities

From time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“ SFAS No. 146). The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

Also from time to time, the Company will announce reorganization plans that may include eliminating positions within the Company. Each plan is reviewed to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original reserves were recorded that could result in an adjustment to the reserves and, depending on the circumstances, such adjustment could be material.

Income Taxes

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax provisions. The Company assesses the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all the Company’s net deferred income tax assets will be realized in future periods. This assessment requires significant judgment. USA Mobility does not recognize current and future tax benefits until it is probable that its tax positions will be sustained.

During 2002, Arch established a valuation allowance against its net deferred tax assets existing at its emergence from bankruptcy because, based on information available at that time, it was considered unlikely that deferred tax assets would be realized. However, during the quarter ended December 31, 2003, Arch management evaluated new facts and, based on operating income for the prior two years, repayment of notes well ahead of schedule and anticipated operating income and cash flows for future periods, concluded it was more likely than not that deferred tax assets would be realized. Accordingly, Arch management determined it was appropriate to release the valuation allowance. Because operational results for the year ended December 31, 2005 were consistent with Arch management’s previous assessment, and because the Company’s anticipated results including additional incremental income to be generated due to the merger with Metrocall, no valuation allowance against deferred tax assets is required as of December 31, 2005.

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

Under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, reductions in a deferred tax asset valuation allowance that existed as of the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. The release of the valuation allowance reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven-month period ended December 31, 2002 and the year ended December 31, 2003, respectively. After reduction of intangibles recorded in conjunction with fresh start accounting, the remaining reduction of the valuation allowance of $195.9 million was recorded as an increase to stockholders’ equity as of December 31, 2003.

In USA Mobility management’s judgment, the Company is more likely than not to utilize its net deferred tax assets of $226.0 million through reductions in tax liabilities in future periods. However, recovery is dependent on achieving the Company’s forecast of future operating income over a protracted period of time. As of December 31, 2005, the Company would require approximately $578.6 million in cumulative future operating income to be generated to utilize its net deferred tax assets. USA Mobility will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the operating income targets may change the assessment regarding the recoverability of the Company’s net deferred tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred tax assets. Any increase in a valuation allowance would result in additional income tax expense, reduced stockholders’ equity and could have a significant impact on the Company’s earnings in future periods.

In accordance with provisions of the IRC, Arch was required to apply the cancellation of debt income arising in conjunction with its plan of reorganization against tax attributes existing as of its emergence from bankruptcy date. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of tax law and it has a material effect on the tax attributes remaining after allocation, and thus the Company’s future tax position. As a result of the method used to allocate cancellation of debt income, Arch had no net operating losses remaining and the tax bases of certain other tax assets were reduced as of the May 29, 2002 date of emergence from the Chapter 11 proceedings. Other methods of allocating the cancellation of debt income are possible based on different interpretations of tax law and if such other methods were applied, the amount of deductions available to offset future taxable income might be further limited, possibly resulting in an increased income tax liability.

Recent and Pending Accounting Pronouncements

New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), that supersedes Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, due to accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to materially affect the reported operations, cash flows, or financial position of the Company.

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

The SEC adopted a rule that defers the effective date of SFAS No. 123R until the beginning of the first fiscal year beginning after June 15, 2005. Accordingly the Company will adopt SFAS 123R effective January 1, 2006. Management does not expect SFAS No. 123R to materially affect the reported results of operations, cash flows or financial position of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, USA Mobility’s outstanding debt financing has been fully repaid.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting as described below in Management’s Report on Internal Control over Financial Reporting, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Notwithstanding the material weaknesses described below, we believe our consolidated financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of USA Mobility;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and members of the board of directors of USA Mobility; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), Internal Control — Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the evaluation, management identified the following material weaknesses in our internal control over financial reporting. Specifically, management concluded as of December 31, 2005:

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

As a result of these material weaknesses, management concluded we did not maintain effective internal control over financial reporting at December 31, 2005 based on the criteria in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Control Over Financial Reporting

Except for items (1) and (2) above in Management’s Remediation Initiatives, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Directors

Set forth below is certain information, as of May 19, 2006, for each member of the Board:

Royce Yudkoff, age 50, became a director and chairman of the Board in November 2004. He is a member of the Audit Committee of the Board. Prior to the merger of Metrocall and Arch in November 2004, Mr. Yudkoff had been a director of Metrocall since April 1997, and had served as its chairman since February 2003. Mr. Yudkoff is the Managing Partner of ABRY Partners, LLC, a private equity investment firm which focuses exclusively on the media and communications sector. Prior to co-founding ABRY in 1989, Mr. Yudkoff was a partner at Bain & Company, an international management consultancy firm where he shared responsibility for Bain’s media practice. Mr. Yudkoff currently serves on the board of directors of ABRY Partners, LLC, Muzak LLC, Talent Partners and Nexstar Broadcasting Group, and is the chairman of the board of directors of Penton Media, Inc., and is a member of its Compensation Committee and Governance Committee. Mr. Yudkoff was a director of Metrocall at the time of its filing in June of 2002 of a petition under Chapter 11 of the Bankruptcy Code.

Vincent D. Kelly, age 46, became a director, President and Chief Executive Officer (“CEO”) of the Company in November 2004 when USA Mobility was formed through the merger of Metrocall and Arch. Prior to the merger of Metrocall and Arch, Mr. Kelly was appointed President and CEO of Metrocall in February 2003 where also prior to assuming this role, he was Chief Operating Officer, Chief Financial Officer, and Executive Vice President of

Metrocall. He served as the Treasurer of Metrocall from August 1995 to February 2003, and served as a director of Metrocall from 1990 to 1996 and from May 2003 to November 2004. Mr. Kelly currently serves on the board of directors of Penton Media, Inc., where he is chairman of the Audit Committee, and GTES, LLC, where he is a member of the Compensation Committee. GTES, LLC is a majority-owned subsidiary of USA Mobility, Inc. Mr. Kelly was an executive officer of Metrocall at the time of its filing of a petition under Chapter 11 of the Bankruptcy Code.

David Abrams, age 45, became a director of the Company in November 2004. He is a member of the Compensation Committee of the Board. Since November 1998, Mr. Abrams is a managing member of Abrams Capital, LLC, an investment firm whose affiliates were stockholders of Arch prior to its merger with Metrocall. Abrams Capital, LLC and its affiliates own in excess of 10% of Global Signal, Inc., formally Pinnacle Holdings, Inc., where Mr. Abrams has been a director since October 2002. Global Signal is the Company’s largest landlord for its transmission tower sites. Because of this relationship, Mr. Abrams has and will continue to recuse himself from any discussion or decision by the Company’s board on matters relating to Global Signal.

James V. Continenza, age 43, became a director of the Company in November 2004, and is the chairman of the Compensation Committee and a member of the Nominating and Governance Committee. Prior to the merger of Metrocall and Arch, Mr. Continenza had been a director of Arch since 2002. He is currently a director of MAXIM Crane Works, Inc., where he serves as chairman of the Compensation Committee. He is also a director of BIG Marine Ventures, LLC. Mr. Continenza was a director of Microcell Telecommunications, Inc. from May 2003 to November 2004, where he served on the Compensation Committee. From September 2002 to June 2004, Mr. Continenza was a director, President and CEO of Teligent, Inc., a provider of fixed-wireless broadband services that filed for bankruptcy protection in May 2001. He was a director and COO of Teligent, Inc. from May 2001 to August 2002, and its senior vice president of strategic operations from September 2000 to May 2001. Mr. Continenza is an investor in Reaction Biology Corp. where Mr. Oristano is chairman of the board.

Nicholas A. Gallopo, age 73, became a director of the Company in November 2004. He is chairman of the Audit Committee of the Board, and is also a member of the Nominating and Governance Committee. Prior to the merger of Metrocall and Arch, Mr. Gallopo had been a director of Metrocall since October 2002. Mr. Gallopo is a consultant and Certified Public Accountant. He retired as a partner of Arthur Andersen LLP in 1995 after 31 years with the firm. He had also served as a director of Newman Drug Company in 1995 to 1998, a director of Wyatt Corporation, formerly Hosposable Products, Inc., from 1995 to 2001 where he also served as chairman of the Audit Committee, and a director of Bridge Information Systems, Inc. from 2000 to 2002.

Brian O’Reilly, age 46, became a director of the Company in November 2004. He is chairman of the Nominating and Governance Committee, and a member of the Compensation Committee. Prior to the merger of Metrocall and Arch, Mr. O’Reilly had been a director of Metrocall since October 2002. He was with Toronto Dominion for 16 years beginning in 1986. During his time there, Mr. O’Reilly served as a managing director of Toronto Dominion’s Loan Syndication Group, focused on the underwriting of media and telecom loans. From 1996 to 2002, he served as the Managing Director of the Media, Telecom and Technology Group with primary responsibility for investment banking in the wireless and emerging telecom sectors.

Matthew Oristano, age 50, became a director of the Company in November 2004, and is chairman of the Compensation Committee and a member of the Company’s Audit Committee. Prior to the merger of Metrocall and Arch, Mr. Oristano had been a director of Arch since 2002. Mr. Oristano has been the President and CEO of Alda Inc., an investment management company, since 1995. He has served as chairman of the board and CEO of Reaction Biology Corp., a contract biomedical research firm since March 2004, and is a member of the boards of The Oristano Foundation and Crystalplex Inc. He was the chairman of the board and CEO of People’s Choice TV Corp. from April 1993 to September 1999.

Samme L. Thompson, age 60, became a director of the Company in November 2004 and is a member of the Nominating and Governance Committee. Prior to the merger of Metrocall and Arch, Mr. Thompson had been a director of Arch since 2002. Mr. Thompson is the owner and president of Telit Associates, Inc., a financial and strategic consulting firm. He joined Motorola Corporation as Vice President of Corporate Strategy in July 1999 and retired from Motorola as Senior Vice President of Global Corporate Strategy and Corporate Business Development in March 2002. From June 2004 until August 2005, Mr. Thompson was a member of the board of SpectraSite, Inc., which was the landlord of a small percentage of the tower transmission sites leased by the Company. Since August 2005, he has been a member of the board of American Tower, Inc. (which merged with SpectraSite), the Company’s second largest landlord of tower transmission sites. Owing to his relationships with SpectraSite and American Tower, Mr. Thompson has recused himself from any discussion or decision by the Company’s board on matters relating to SpectraSite, and has recused himself (since the merger of SpectraSite and American Tower) and will continue to recuse himself from any discussion or decision by the Company’s board on matters relating to American Tower.

Executive Officers

Executive officers of the Company serve at the pleasure of the board of directors, subject in certain cases to the provisions of their employment agreements. Set forth below is biographical information for each executive officer of the Company who is not also a director, as of May 19, 2006.

Thomas L. Schilling.  Mr. Schilling, 43, was appointed Chief Financial Officer (“CFO”) of the Company in January 2005. Prior to joining the Company, Mr. Schilling was the CFO of Cincinnati Bell from 2002 to August 2003. He had previously served as the CFO of Cincinnati Bell’s Broadwing Communications subsidiary and oversaw its IT consulting services business unit from 2001 to 2002. Mr. Schilling has more than 18 years of financial and operational management experience in the communications industry, including positions with MCI, Inc. that covered eight years, and four years with Sprint Communications Co. LP. He has also served as CFO of Autotrader.com.

Peter C. Barnett.  Mr. Barnett, 50, was appointed Chief Operating Officer of the Company in June 2005; his previous title was Chief Technology Officer. His responsibilities include customer service, operational procedures, logistics, inventory pager repair, RF engineering and design, and field technical operations. Mr. Barnett has particular expertise in consolidating various functions and creating a variable cost structure for back office operations and customer support. Prior to the merger of Metrocall and Arch, Mr. Barnett was Chief Information Officer and Senior Vice President of Operations for Arch Wireless. From 1990 to 1995, prior to its acquisition by Arch, Mr. Barnett was Vice President of Engineering at USA Mobile. He has over 25 years of experience in the wireless messaging industry.

Scott B. Tollefsen.  Mr. Tollefsen, 52, was appointed General Counsel of the Company in May 2005 and Secretary in June 2005. Prior to joining the Company, Mr. Tollefsen was Senior Vice President, General Counsel and Secretary of SES Americom, Inc., a commercial satellite services provider, from December 2002 to June 2004. He was Senior Vice President, General Counsel and Secretary of Vivendi Universal Interactive Publishing North America, Inc., the software publishing and distribution unit of Vivendi Universal S.A., from 1999 to 2001. From 1986 to 1999, Mr. Tollefsen held various positions with Hughes Communications, Inc., a commercial satellite services provider, rising to Senior Vice President, General Counsel and Secretary. Prior to that time, he was a partner in private law practice. Mr. Tollefsen has over 25 years of legal experience, chiefly related to managing the legal and regulatory affairs of leading operating companies in the communications industry.

James H. Boso.  Mr. Boso, 58, was appointed Executive Vice President of Sales in October of 2005. In this role, Mr. Boso is responsible for sales strategies, business development and the growth of USA Mobility’s messaging products, including cellular, PCS and advanced messaging solutions revenue. Prior to his current position, Mr. Boso was named Division President of the Western Sales Division in November of 2004 with the merger of Arch and Metrocall. He was Regional Vice President for the Central Sales Region of Metrocall from July 1996 until November of 2004. Mr. Boso has over 10 years in the wireless messaging industry and over 24 years in the Telecommunications, Broadcast and Entertainment industries including serving as Vice President, Broadcast Division of Bass Brothers, Senior Vice President with Storer Communications and the CEO of Spectrovision.

Mark Garzone.  Mr. Garzone, 46, was appointed Executive Vice President of Marketing of the Company in January 2006. Prior to joining the Company, Mr. Garzone served as Vice President, Marketing at Nextel Communications, Inc. from 2003 to 2005. He had previously served as Nextel’s Senior Director of Marketing from 1998 to 2002 and oversaw the marketing activity for its southern region. Mr. Garzone has 20 years of sales, marketing and customer lifecycle management experience with over 10 of those years in the wireless industry. He was also Vice President/General Manager of Market Direct America, a direct marketing advertising agency serving the communications industry.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consists of Messrs. Gallopo, Oristano, and Yudkoff, each of whom is an independent director as the term is defined in Rule 4200(a)(15) of the NASD’s listing standards. The Board has determined that Mr. Gallopo, who is the committee chairman, is an audit committee financial expert, as that term is defined in the Exchange Act. The Audit Committee met seven times during 2005. The Board has adopted a charter setting forth the structure, powers and responsibilities of the Audit Committee, which may be viewed online on our Web site at www.usamobility.com. Under its charter, the responsibilities of this committee include:

•	the appointment, compensation, retention and oversight of our independent registered public accounting firm;

•	reviewing with the independent registered public accounting firm the plans and results of the audit engagement;

•	approving professional services provided by the independent registered public accounting firm;

•	reviewing our critical accounting policies, our Annual and Quarterly reports on Forms 10-K and 10-Q, and our earnings releases;

•	reviewing the independence of the independent registered public accounting firm; and

•	reviewing the adequacy of our internal accounting controls and overseeing our ethics program.

Code of Ethics

USA Mobility has adopted a code of ethics that applies to all of the Company’s senior officers including the principal executive officer, principal financial officer, accounting officer and controller. This code of ethics may be found at www.usamobility.com. During the period covered by this report the Company did not request a waiver of its code of ethics and did not grant any such waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid on our behalf to our Chief Executive Officer and the other most highly compensated executive officers of the Company (the “Named Executive Officers”), whose annual compensation equaled or exceeded $100,000 as of December 31, 2005.

Summary Compensation Table

					Long-Term Compensation
		Annual Compensation			Awards
				Other	Restricted		Securities	Payouts
	For the Year			Annual	Stock		Underlying	LTIP	All Other
Name and	Ended	Salary	Bonus	Compensation	Awards		Options	Payouts	Compensation(d)
Principal Position	December 31,	($)(a)	($)(a)(b)	($)	($)(c)		(#)	($)	($)

Vincent D. Kelly	2005	600,000	—	—	600,000	(e)	—	—	4,892
President and Chief	2004	558,192	530,000	—	—		—	—	1,002,229 (f)
Executive Officer	2003	511,502	1,590,000	—	—		60,000 (g)	—	4,308
Thomas L. Schilling(h)	2005	288,462	50,000	—	225,000	(i)			2,077
Chief Financial	2004	—	—	—	—		—	—	—
Officer	2003	—	—	—	—		—	—	—
Peter C. Barnett	2005	248,539	—	—	187,500	(j)	—	—	7,546
Chief Operating	2004	218,676	149,625	—	673,042	(k)	—	—	6,812
Officer	2003	210,017	562,500	—	109,997	(k)	—	—	6,477
Scott B. Tollefsen(l)	2005	143,269	25,000	—	109,400	(m)	—	—	—
General Counsel	2004	—	—	—	—		—	—	—
	2003	—	—	—	—		—	—	—
James H. Boso	2005	170,000	20,000	—	85,000	(n)	—	—	8,301
Executive Vice	2004	176,538	70,000	—	—		—	—	8,678
President of Sales	2003	170,000	115,000	—	—		—	—	9,675
Mark Garzone(o)	2005	—	—	—	—		—	—	—
Executive Vice	2004	—	—	—	—		—	—	—
President of Marketing	2003	—	—	—	—		—	—	—

(a)	Unless otherwise indicated, represents amounts paid by the Company in 2005 or by Arch or Metrocall, as applicable, to each of the Named Executive Officers in the year specified.

(b)	Includes bonuses earned in the year indicated, whether paid in the year indicated or the following year.

(c)	Represents restricted stock granted on June 7, 2005 under the USA Mobility, Inc. Equity Incentive Plan. Amount of award based on the number of shares awarded multiplied by the closing stock price on the date of award ($26.78).

(d)	Includes allocation of employer contribution under the USA Mobility, Arch or Metrocall Savings and Retirement Plans, travel and phone allowances and other costs.

(e)	As of December 31, 2005, Mr. Kelly held 22,405 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $621,000.

(f)	Includes $1,000,000 bonus paid to Mr. Kelly by the Company as a result of the completion of the merger between Arch and Metrocall.

(g)	Represents options granted for the purchase of Metrocall common stock in fiscal year 2003.

(h)	Mr. Schilling joined the Company in January 2005 and, accordingly, no compensation information has been provided for 2004 and 2003, as it is not applicable.

(i)	As of December 31, 2005, Mr. Schilling held 8,402 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $233,000.

(j)	As of December 31, 2005, Mr. Barnett held 7,020 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $195,000.

(k)	Represents restricted stock awards that vested in the respective year. Amount of award based on the number of shares vested multiplied by the Arch closing stock price on the date of vesting less proceeds needed to purchase the stock.

(l)	Mr. Tollefsen joined the Company in May 2005 and, accordingly, no compensation information has been provided for 2004 and 2003, as it is not applicable.

(m)	As of December 31, 2005, Mr. Tollefsen held 4,095 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $113,500.

(n)	As of December 31, 2005, Mr. Boso held 3,174 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $88,000.

(o)	Mr. Garzone joined the Company in January 2006 and, accordingly, no compensation information has been provided as it is not applicable.

Option Grants in Fiscal 2005

There were no options granted in fiscal 2005 by the Company.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

The following table shows information regarding option exercises by the Company’s Named Executive Officers during the fiscal year ended December 31, 2005, and the value and number of options to purchase our Common Stock unexercised and outstanding as of December 31, 2005. Also included is the value and number of exercisable and unexercisable options held as of December 31, 2005 by such Named Executive Officers:

•	“Exercise” means an employee’s acquisition of shares of Common Stock, “exercisable” means options to purchase shares of Common Stock which have already vested and which are subject to exercise, and “unexercisable” means all other options to purchase shares of Common Stock which have not vested.

•	The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($27.72 per share) and the exercise price of the Named Executive Officer’s options.

Value of Unexercised
			Number of Securities		In-the-Money
			Underlying		Options at Fiscal
	Shares	Value	Unexercised Options at		Year-End
	Acquired on	Realized	Fiscal Year-End (#)		($)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Vincent D. Kelly	56,280	1,480,595	—	—	—	—
Thomas L. Schilling	—	—	—	—	—	—
Peter C. Barnett	—	—	—	—	—	—
Scott B. Tollefsen	—	—	—	—	—	—
James H. Boso	14,070	341,525	—	—	—	—
Mark Garzone	—	—	—	—	—	—

USA Mobility, Inc. Equity Incentive Plan

The USA Mobility, Inc. Equity Incentive Plan allows for the grant of up to 1,878,976 shares of various forms of equity based compensation to our eligible employees and outside directors of the Company, including options, restricted stock, and restricted stock units. The Company awarded 103,937 shares of restricted stock to certain eligible employees in 2005. Any unvested shares granted under the Equity Incentive Plan are forfeited if the participant terminates employment with the Company. In 2005, 15,835 shares were forfeited. As of December 31, 2005, there were 58,764 remaining shares scheduled to vest on January 1, 2007 and the remaining 29,338 shares are scheduled to vest ratably over the course of the next year, such that all shares awarded are scheduled to vest fully by January 1, 2008.

Arch Wireless, Inc. 2002 Stock Incentive and Metrocall Holdings, Inc. 2003 Stock Option Plans

Both Arch and Metrocall had incentive stock or stock options programs in place at the time of the merger. Restricted stock and options outstanding under these programs were converted into restricted common stock and options to purchase shares of the Company’s common stock. Other than the shares identified on the following table, there will be no future issuances under these plans.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	Number of Shares
	to be Issued upon		Number of Securities
	Exercise of	Weighted-Average	Remaining Available
	Outstanding	Exercise Price of	for Future Issuance
	Options,	Outstanding	under Equity
	Warrants and	Options,	Compensation Plans
	Rights	Warrants and	(Excluding
Plan Category	(a)	Rights	Column(a))

Equity Compensation Plans Approved by Shareholders
USA Mobility, Inc. Equity Incentive Plan(1)	—	—	1,790,874
Arch Wireless, Inc. 2002 Stock Incentive Plan	1,981	$0.001	—
Metrocall Holdings, Inc. 2003 Stock Option Plan	—	$0.302	—

Equity Compensation Plans Not Approved by Shareholders
None	—	—	—

Total	1,981		1,790,874

(1)	The USA Mobility, Inc. Equity Incentive Plan provides that Common Stock authorized for issuance under the plan may be issued in the form of options and restricted stock.

EMPLOYMENT AGREEMENT AND ARRANGEMENTS

Vincent D. Kelly

Mr. Kelly entered into an employment agreement with the Company on November 15, 2004. The initial term of the agreement shall end on November 15, 2007 (the “Third Anniversary”), but shall be automatically extended for additional one (1) year periods on each anniversary of the Third Anniversary, in accordance with the terms of the agreement, and will continue to be so renewed for successive one-year periods, unless or until either party delivers a non-renewal notice within the specified notice period that such party is terminating the agreement.

Under the agreement, Mr. Kelly receives a stated annual base salary of $600,000 and is eligible to participate in all of the Company’s benefit plans, including fringe benefits available to the Company’s senior executives, as such plans or programs are in effect from time to time, and use of an automobile. The Board shall review Mr. Kelly’s base salary annually and may increase, but not decrease, the amounts of his base salary. In addition to base salary, Mr. Kelly is eligible for an annual bonus equal to a maximum of 200% of Base Salary based on achievement of certain bonus targets set by the Board or a committee thereof; provided that Mr. Kelly is employed by the Company on December 31 of each calendar year.

The employment agreement contains a covenant restricting Mr. Kelly from soliciting employees of the Company and its subsidiaries and from competing against the Company during Mr. Kelly’s employment and for a period of two (2) years after the Date of Termination (as defined in the employment agreement) for any reason.

Under the employment agreement, (i) the Company may terminate such agreement with thirty (30) days written notice at any time if Mr. Kelly is Disabled (as defined in the employment agreement) for a period of six (6) months or more, at any time with “Cause” (as defined in the employment agreement), and at any time without Cause; and (ii) Mr. Kelly may terminate such agreement at any time upon sixty (60) days notice to the Company. Furthermore, the employment agreement may be terminated by mutual agreement of the parties thereto and shall automatically terminate upon Mr. Kelly’s death.

The employment agreement provides that upon termination of employment, either by the Company without cause or by Mr. Kelly for good reason, he will be entitled to:

•	an amount equal to the product of (a) the greater of (x) two or (y) the number of years (and fraction thereof) remaining in the term of the agreement times (b) the full base salary then in effect;

•	an amount equal to the annual bonus paid or payable to Mr. Kelly with respect to the annual period prior to the year in which the termination of employment occurs;

•	full vesting of any equity compensation and the lapse of all restrictions with respect to any restricted stock granted to Mr. Kelly;

•	reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 for the duration of the applicable period to the extent Mr. Kelly elects such continuation coverage and is eligible and subject to the terms of the plan and the law.

•	If any payment or the value of any benefit received or to be received (“Payments”) by Mr. Kelly in connection with his termination of employment or contingent upon a Change of Control (as defined in the employment agreement) of the Company would be subject to any Excise Tax (as defined in the employment agreement), the Company shall pay to Mr. Kelly an additional amount such that the net amount Mr. Kelly retains, after deduction of the Excise Tax on such Payments, shall be equal to the total present value of such Payments at the time such Payments are to be made.

Thomas L. Schilling

The Company employed Mr. Schilling pursuant to an offer letter dated November 30, 2004. The offer letter provides for Mr. Schilling to receive an annual base salary of $300,000, as well as an annual bonus ranging from 50% to 100% of his base salary, which will be based on the accomplishment of predetermined goals and objectives set by the Board. In addition, the offer letter provides for Mr. Schilling to participate in the USA Mobility, Inc. Equity Incentive Plan at a level below the CEO, but on par with the COO and CTO of the Company. Pursuant to the offer letter, the Company also paid Mr. Schilling a $50,000 signing bonus and agreed to reimburse him, for a maximum of six months from his starting date, for the reasonable costs of an apartment, rental car and related travel expenses, including airfare between his home and the Company’s headquarters.

The offer letter provides for Mr. Schilling to receive a severance benefit in accordance with the USA Mobility Severance Benefits Plan (the “Severance Plan”) if his employment is terminated by the Company for any reason other than for “Cause” (as defined in the Severance Plan), and for him to receive a severance payment equal to his annual base salary if he is terminated as a result of a “Change of Control” (as defined in the Severance Plan). The offer letter contains a provision restricting Mr. Schilling from competing against the Company for a period of one year following the termination of his employment and from soliciting employees of the Company.

Scott B. Tollefsen

The Company employed Mr. Tollefsen pursuant to an offer letter dated May 6, 2005. The offer letter provides for Mr. Tollefsen to receive an annual base salary of $250,000, as well as an annual bonus of up to 75% of his base salary, which will be based on the accomplishment of predetermined goals and objectives set by the Board. In addition, the offer letter provides for Mr. Tollefsen to participate in the USA Mobility, Inc. Equity Incentive Plan at a level below the CEO, but on par with the CFO, COO and CTO of the Company. Pursuant to the offer letter, the Company also paid Mr. Tollefsen a $25,000 signing bonus and agreed to reimburse him, for a maximum of six months from his starting date, for the reasonable costs of an apartment, rental car and related travel expenses, including airfare between his home and the Company’s headquarters.

The offer letter provides for Mr. Tollefsen to receive a severance benefit in accordance with the Severance Plan if his employment is terminated by the Company for any reason other than for “Cause” (as defined in the Severance Plan), and for him to receive a severance payment equal to his annual base salary if he is terminated as a result of a “Change of Control” (as defined in the Severance Plan). The offer letter contains a provision restricting Mr. Tollefsen from competing against the Company or soliciting employees of the Company for a period of one year following the termination of his employment.

Mark Garzone

The Company employed Mr. Garzone pursuant to an offer letter dated December 14, 2005. The offer letter provides for Mr. Garzone to receive an annual base salary of $250,000, as well as an annual bonus of up to 75% of his base salary, which will be based on the accomplishment of predetermined goals and objectives set by the Board. In addition, the offer letter provides for Mr. Garzone to participate in the USA Mobility, Inc. Equity Incentive Plan at a level below the CEO, but on par with the CFO, COO, EVP of Sales and General Counsel of the Company.

The offer letter provides for Mr. Garzone to receive a severance benefit in accordance with the Severance Plan if his employment is terminated by the Company for any reason other than for “Cause” (as defined in the Severance Plan). The offer letter contains a provision restricting Mr. Garzone from competing against the Company or soliciting employees of the Company for a period of one year following the termination of his employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides summary information regarding beneficial ownership of the Company’s Common Stock as of May 19, 2006, for:

•	each person or group who beneficially owns more than 5% of our capital stock on a fully diluted basis;

•	each of the Named Executive Officers;

•	each of our directors and nominees to become a director; and

•	all of our directors and Named Executive Officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. The information on beneficial ownership in the table is based upon the Company’s records and the most recent Schedule 13D or 13G filed by each such person or entity. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Shares of Common Stock subject to options currently exercisable or exercisable within the period 60 days after May 19, 2006, are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and Named Executive Officer is c/o USA Mobility, Inc., 6677 Richmond Highway, Alexandria, VA 22306.

	Shares
	Beneficially	Percentage
Name of Beneficial Owner	Owned	Owned

Royce Yudkoff(a)	1,500	*
Vincent D. Kelly(b)	42,406	*
Thomas L. Schilling(c)	8,402	—
Peter C. Barnett(d)	7,020	*
Scott B. Tollefsen(e)	4,095	*
James H. Boso(f)	3,174	*
Mark Garzone	—	—
David Abrams(g)	2,527,396	9.2	%
James V. Continenza(h)	1,500	*
Nicholas A. Gallopo(i)	1,500	*
Brian O’Reilly(j)	1,500	*
Matthew Oristano(k)	7,720	*
William E. Redmond, Jr.	5,700	*
Samme L. Thompson(l)	3,481	*
All directors and Named Executive Officers as a group (14 persons)	2,615,394	9.6	%
Abrams Group(g)	2,524,676	9.2	%

*	Denotes less than 1%.

(a)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on August 16, 2005.

(b)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on August 19, 2005. Mr. Kelly was granted 22,405 shares pursuant to the USA Mobility, Inc. Equity Incentive Plan. Subject to Mr. Kelly’s continued employment with the Company, two-thirds of the shares will vest on January 1, 2007 and the remainder will vest ratably over the course of the next year.

(c)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on July 1, 2005. Mr. Schilling was granted 8,402 shares pursuant to the USA Mobility, Inc. Equity Incentive Plan. Subject to Mr. Schilling’s continued employment with the Company, two-thirds of the shares will vest on January 1, 2007 and the remainder will vest ratably over the course of the next year.

(d)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on July 1, 2005. Mr. Barnett was granted 7,020 shares pursuant to the USA Mobility, Inc. Equity Incentive Plan. Subject to Mr. Barnett’s continued employment with the Company, two-thirds of the shares will vest on January 1, 2007 and the remainder will vest ratably over the course of the next year.

(e)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on July 1, 2005. Mr. Tollefsen was granted 4,095 shares pursuant to the USA Mobility, Inc. Equity Incentive Plan. Subject to Mr. Tollefsen’s continued employment with the Company, two-thirds of the shares will vest on January 1, 2007 and the remainder will vest ratably over the course of the next year.

(f)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 21, 2006. Mr. Boso was granted 3,174 shares pursuant to the USA Mobility, Inc. Equity Incentive Plan. Subject to Mr. Boso’s continued employment with the Company, two-thirds of the shares will vest on January 1, 2007 and the remainder will vest ratably over the course of the next year.

(g)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 7, 2006. The shares reported herein include 2,720 shares held directly by Mr. Abrams 2,524,676 shares held by the following entities included in the Abrams Group (i) limited partnerships of which Mr. Abrams is the managing member of the general partner and (ii) a corporation of which Mr. Abrams is the managing member of the investment manager. In such capacities, Mr. Abrams has voting and investment power with respect to all shares being reported herein.

(h)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on June 7, 2005.

(i)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on June 14, 2005.

(j)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on June 2, 2005.

(k)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 11, 2006.

(l)	The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on May 10, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Payments to Landlords

The amount of business done during the last fiscal year between the Company, as tenant, and Global Signal and SpectraSite, as landlords, include the following payments (dollars in thousands):

Global Signal, Inc.:	$23,643

American Tower/SpectraSite, Inc.:	$10,206

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes fees billed to the Company and Arch by PricewaterhouseCoopers LLP during fiscal years 2005 and 2004 ($’s in thousands):

	Fees
Services	2005	2004

Audit Fees(a)	$3,517	$2,348
Audit-Related Fees(b)	25	180
Tax Fees(c)	160	311

Total	$3,702	$2,839

(a)	The audit fees for the year ended December 31, 2004 and 2005 were for professional services rendered during the audits of the Company’s consolidated financial statements and its controls over financial reporting, for reviews of the Company’s consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and for reviews of other filings made by the Company with the Securities and Exchange Commission.

(b)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” These services relate to employee benefit audits, due diligence and accounting advice related to mergers and acquisitions, and other assurance services.

(c)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns and claims for refunds, accounted for approximately $78,000 of the total tax fees billed in 2005 and $13,000 of the total tax fees billed in 2004. Tax advice and tax planning services relate to tax planning and advice related to mergers and acquisitions.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that the Company will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to the Company by our independent auditor during the next twelve months. Any such pre-approval is detailed as to the particular service or types of services to be provided and is also generally subject to a maximum dollar amount.

The audit committee may also delegate to one or more of its members the authority to approve any audit or non-audit services to be provided by the independent auditor. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported at the next meeting of the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Results of Operations for Each of the Three Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity (Deficit) for Each of the Three Years Ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for Each of the Three years Ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedule

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

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	May 24, 2006

/s/ Thomas L. Schilling Thomas L. Schilling	Chief Financial Officer (principal financial officer)	May 24, 2006

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer (principal accounting officer)	May 24, 2006

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	May 24, 2006

/s/ David C. Abrams David C. Abrams	Director	May 24, 2006

/s/ James V. Continenza James V. Continenza	Director	May 24, 2006

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	May 24, 2006

/s/ Brian O’Reilly Brian O’Reilly	Director	May 24, 2006

/s/ Matthew Oristano Matthew Oristano	Director	May 24, 2006

/s/ Samme L. Thompson Samme L. Thompson	Director	May 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
USA Mobility, Inc.

We have completed integrated audits of USA Mobility, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of USA Mobility, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company restated its 2004, 2003 and 2002 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that USA Mobility, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses related to management’s failure to maintain effective controls over (1) the accuracy and valuation of the provision for income taxes and the related deferred income tax balances; (2) the completeness and accuracy of transactional taxes; (3) the completeness and accuracy of accumulated depreciation and depreciation expense; and (4) the completeness, accuracy and valuation of asset retirement cost, asset retirement obligation and the related depreciation, amortization and accretion expenses based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses were identified and included in management’s assessment of internal control over financial reporting as of December 31, 2005:

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that USA Mobility, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, USA Mobility. Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

McLean, Virginia
May 24, 2006

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$46,995	$37,547
Accounts receivable, less allowances of $8,293 and $6,952 in 2004 and 2005, respectively	40,078	38,177
Deposits	117	1,687
Prepaid expenses and other	15,343	8,973
Deferred income tax	25,525	18,895

Total current assets	128,058	$105,279

Property and equipment, at cost:
Land, buildings and improvements	17,190	12,888
Paging and computer equipment	464,967	373,374
Furniture, fixtures and vehicles	8,737	7,385

	490,894	393,647
Less accumulated depreciation and amortization	270,866	265,845

Property and equipment, net	220,028	127,802
Goodwill	154,369	149,478
Intangible and other assets, less accumulated amortization of $10,791 and $37,085 in 2004 and 2005 respectively	67,129	40,654
Deferred income tax assets	207,046	207,150
Other assets	5,517	3,430

TOTAL ASSETS	$782,147	$633,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$47,558	$13
Accounts payable	6,011	3,632
Accrued compensation and benefits	10,329	12,332
Accrued network costs	8,956	6,960
Accrued taxes	30,097	28,891
Accrued interest	547	—
Accrued severance and restructuring	16,241	1,856
Accrued other	14,297	12,048
Customer deposits	4,316	3,104
Deferred revenue	23,623	17,924

Total current liabilities	161,975	86,760
Long-term debt, less current maturities	47,500	—
Other long-term liabilities	16,632	14,040

TOTAL LIABILITIES	226,107	100,800
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.0001 par value, no shares issued or outstanding	—	—
Common stock — $0.0001 par value, 26,827,071 and 27,215,493 shares issued at December 31, 2004 and 2005, respectively	3	3
Additional paid-in capital	538,107	523,052
Deferred stock compensation	(1,855)	(1,754)
Retained earnings	19,785	11,692

Total Stockholders’ equity	556,040	532,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$782,147	$633,793

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except share and per share amounts)

Revenue:
Service, rental and maintenance	$571,989	$470,751	$592,690
Product sales	25,489	19,409	25,882

Total revenue	597,478	490,160	618,572

Operating expenses:
Cost of products sold	5,580	4,347	4,483
Service, rental and maintenance	189,290	160,144	215,588
Selling and marketing	45,639	36,085	43,145
General and administrative	166,948	130,046	177,438
Depreciation, amortization and accretion	129,658	107,629	131,328
Stock based compensation	6,218	4,863	2,832
Severance and restructuring	16,683	11,938	16,609

Total operating expenses	560,016	455,052	591,423

Operating income	37,462	35,108	27,149
Interest expense	(19,788)	(6,365)	(2,412)
Interest income	551	451	1,089
Loss on extinguishment of debt	—	(1,031)	(1,338)
Other income (expense)	516	814	(1,004)

Income before reorganization items, net	18,741	28,977	23,484
Reorganization adjustments, net	(425)	—	—

Income before income tax expense	18,316	28,977	23,484
Income tax expense	(5,308)	(16,810)	(10,577)

Net income	$13,008	$12,167	$12,907

Basic net income per common share	$0.65	$0.58	$0.47

Diluted net income per common share	$0.65	$0.58	$0.47

Basic weighted average common shares outstanding	20,000,000	20,839,959	27,275,040

Diluted weighted average common shares outstanding	20,034,476	20,966,405	27,427,120

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional				Total
	Common	Paid-In	Treasury	Deferred Stock	Retained	Stockholders’
	Stock	Capital	Stock	Compensation	Earnings	Equity
	(In thousands, except share amounts)

Balance, January 1, 2003	$20	$121,456	$—	$(4,330)	$(2,922)	$114,224
Net income	—	—	—	—	13,008	13,008
Change in par value of common stock	(18)	18	—	—	—	—
Issuance of common shares to management pursuant to plan of reorganization	—	197	—	(197)	—	—
Amortization of compensation expense associated with stock options issued to the board of directors	—	1,304	—	—	—	1,304
Amortization of deferred stock compensation	—	—	—	1,845	—	1,845
Reversal of valuation allowance previously recorded against deferred income tax assets	—	195,883	—	—	—	195,883

Balance, December 31, 2003	2	318,858	—	(2,682)	10,086	326,264
Net income	—	—	—	—	12,167	12,167
Issuance of 7,236,868 shares of common stock and 317,044 options to purchase common stock in conjunction with the Metrocall merger	1	216,567	—	(2,332)	—	214,236
Issuance of common shares to management pursuant to plan of reorganization	—	669	—	(669)	—	—
Amortization of compensation expense associated with stock options	—	358	—	614	—	972
Amortization of deferred stock compensation	—	—	—	1,094	—	1,094
Purchase of treasury stock	—	—	(3,113)	—	—	(3,113)
Treasury stock recorded from unrecognized compensation expense of terminated management participating in the restricted stock plan	—	—	(2,120)	2,120	—	—
Retirement of treasury stock	—	(2,765)	5,233	—	(2,468)	—
Recognition of deferred tax asset for excess stock compensation deduction	—	4,420	—	—	—	4,420

Balance, December 31, 2004	3	538,107	—	(1,855)	19,785	556,040
Net income	—		—	—	12,907	12,907
Issuance of common stock under Equity Incentive Plan	—	2,683	—	(2,614)	—	69
Exercise of stock options	—	80	—		—	80
Tax benefit from exercise of stock options	—	1,647	—		—	1,647
Forfeitures of options		(12)		12
Amortization of unearned compensation	—	—	—	2,703	—	2,703
Tax benefit from vesting of restricted stock	—	238	—	—	—	238
Dividends declared	—	(19,691)	—	—	(21,000)	(40,691)

Balance, December 31, 2005	$3	$523,052	$—	$(1,754)	$11,692	$532,993

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

Cash flows from operating activities:
Net income	$13,008	$12,167	$12,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	129,658	107,629	131,328
Deferred income tax expense	1,655	17,766	7,461
Loss on extinguishment of debt	—	1,036	1,338
Amortization of deferred financing costs	4,681	372	714
Deferred stock compensation	6,218	4,863	2,832
Provisions for doubtful accounts and service adjustments	22,958	13,565	25,055
Loss (gain) on disposals of property and equipment	(16)	(93)	1,287
Changes in assets and liabilities, net of effects of merger:
Accounts receivable	(6,861)	(2,158)	(23,439)
Prepaid expenses and other	14,080	4,745	5,109
Intangibles and other long-term assets	—	(4,962)	7,978
Accounts payable and accrued expenses	652	(28,451)	(21,276)
Customer deposits and deferred revenue	(10,227)	(8,790)	(6,911)
Other long-term liabilities	5,439	(3,424)	(5,129)

Net cash provided by operating activities	181,245	114,265	139,254

Cash flows from investing activities:
Additions to property and equipment, net	(25,446)	(19,232)	(13,499)
Proceeds from disposals of property and equipment	3,176	2,998	168
Receipts of long-term note receivable	286	271	285
Merger of companies, net of cash acquired	—	(117,759)	—

Net cash used in investing activities	(21,984)	(133,722)	(13,046)

Cash flows from financing activities:
Issuance of long-term debt	—	140,000	—
Repayment of long-term debt	(161,866)	(105,017)	(95,045)
Dividends paid	—	—	(40,691)
Purchase of common stock	—	(3,113)	—
Exercise of options	—	—	80

Net cash (used in) provided by financing activities	(161,866)	31,870	(135,656)

Net increase (decrease) in cash and cash equivalents	(2,605)	12,413	(9,448)
Cash and cash equivalents, beginning of period	37,187	34,582	46,995

Cash and cash equivalents, end of period	$34,582	$46,995	$37,547

Supplemental disclosure:
Interest paid	$15,033	$6,966	$2,245

Income taxes paid	$—	$1,729	$562

Common stock and options issued in Metrocall merger	$—	$214,236	$—

Liabilities assumed in merger	$—	$57,214	$—

Asset retirement obligation and cost	$—	$5,617	$—

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization and Significant Accounting Policies

Business — USA Mobility, Inc. (“USA Mobility”, the “Company” or “we”), is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

Organization and Principles of Consolidation — USA Mobility is a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004 (see Note 3). Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2003 and 2004 and the acquired operations of Metrocall from November  16, 2004. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies that are 20% – 50% owned entities, or those in which the Company can otherwise exercise significant influence, are accounted for under the equity method of accounting, which include PageNet Canada, Inc. and Iris Wireless, Inc., both of which have a carrying value of zero.

Preparation of Financial Statements — The consolidated financial statements of USA Mobility have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Amounts shown on the statement of results of operations within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion; stock based compensation; and severance and restructuring charges. These items are shown separately on the Statement of Results of Operations within Operating Expenses.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, USA Mobility evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, income taxes and restructuring and termination charges. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current trends and a percentage of the accounts receivable aging categories. In determining these percentages historical write-offs are reviewed, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. The ratio of the allowance to gross receivables is compared to historical levels and amounts collected and related statistics are monitored. The allowance for doubtful accounts was $3.8 million and $3.6 million at December 31, 2004 and 2005, respectively.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $4.5 million and $3.4 million at December 31, 2004 and 2005, respectively.

Long-Lived Assets — Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Estimated
Useful Life
Asset Classification	(In Years)

Buildings and improvements	20
Leasehold improvements	Shorter of 3 or Lease Term
Messaging devices	1-2
Messaging and computer equipment	1.25-9
Furniture and fixtures	5
Vehicles	3

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), USA Mobility is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004 and 2005, the Company did not believe any such conditions existed. Had these conditions existed, USA Mobility would have assessed the recoverability of the carrying value of the Company’s long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, USA Mobility would have projected estimated cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill and Other Intangible Assets —  Goodwill is not amortized and will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform its annual impairment test. SFAS No. 142 requires USA Mobility to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate.

Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years.

Impairments —  The Company did not record any impairments of long-lived assets, intangible assets or goodwill in 2004 or 2005, respectively. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit is below its carrying amount. For this determination the Company as a whole is considered the reporting unit. Declines in the Company’s stock price impact the calculation of the fair value of the reporting unit for purposes of this determination. Should the Company’s stock price continue to decline and/or the carrying value of the reporting unit increase there is a reasonable possibility that a material impairment to goodwill could occur.

Revenue Recognition — USA Mobility’s revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue. Accordingly, effective July 1, 2003, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

USA Mobility’s customers may subscribe to one-way or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one-way or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2005, the Company announced an alliance with Advanced Metering Data Systems, LLC (“AMDS”) and Sensus Metering Systems to provide meter-monitoring services over a narrow-band PCS network. The Company agreed to sell one of its FCC licenses and to provide tower space and other custom network services to AMDS. Proceeds from these sales would include a note receivable of $1.5 million and a royalty of 1% to 3% of net monitoring revenue derived from the use of the FCC license. On August  29, 2005, the FCC approved the license sale. Closing occurred on October 12, 2005. The Company ceased amortization of the applicable FCC license on the date of FCC approval, and transferred the outstanding balance of $0.2 million to Assets Held for Sale included as part of Other Current Assets. The disposal was recorded once closing was complete. The Company does not consider collectibility of the proceeds to be reasonably assured and therefore will recognize the gain on sale of the license through Other Income, as the monthly payments are made. Proceeds of $93,000 have been recognized as received in Other Income during the period October 12, 2005 to December 31, 2005. Revenue relating to the ancillary services agreement is recognized as earned as part of Service, Rental and Maintenance revenue.

Shipping and Handling Costs — USA Mobility incurs shipping and handling costs to send and receive messaging devices to its customers. These costs are included in general and administrative expense and amounted to $5.3 million, $4.5 million and $4.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where the Company is required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — USA Mobility’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable and bank debt. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2004 and 2005. The fair value of the debt is included in Note 5.

Stock-Based Compensation — Effective January 1, 2003, compensation expense associated with options and restricted stock is being recognized in accordance with the fair value provisions of SFAS No. 123, Stock Based Compensation (“SFAS No. 123”), over the instruments’ vesting period. The transition to these provisions was accounted for and disclosed in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, utilizing the prospective method.

Severance and Restructuring Accrued Liabilities — From time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

Also from time to time, the Company will announce reorganization and other plans that may include eliminating positions within the Company. Each such plan is reviewed to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original accrued liabilities were recorded that could result in an adjustment to the accrued liabilities and, depending on the circumstances, such adjustment could be material.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — USA Mobility accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the income tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against net deferred tax assets if, based on available evidence, it is more likely than not the deferred tax assets would not be realized (see Note 7).

New Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”), that supersedes Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3. This statement requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, due to accounting changes and corrections of errors made in fiscal years beginning after December  15, 2005. Management does not expect SFAS No. 154 to materially affect the reported operations, cash flows, or financial position of the Company.

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

2.	Restatement of Prior Year Financial Statements

During 2005, USA Mobility identified adjustments related to certain assets, liabilities, and expenses of the 2002, 2003 and 2004 consolidated financial statements and the respective quarterly financial information. Accordingly, the Company has restated the seven months ended December 31, 2002 and the annual 2003 and 2004 consolidated financial statements and the respective quarterly financial information for 2004 and 2005.

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

Accordingly, the restated financial statements as of December 31, 2002 include increases of $9.3 million in property and equipment, at cost, $4.6 million in accumulated depreciation, $6.3 million in depreciation, amortization and accretion expense, $2.9 million in current liabilities and $5.4 million in long-term liabilities,

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and a decrease of $2.7 million in service, rental and maintenance expense. The restated financial statements for 2003 include a decrease of $2.2 million in property and equipment, at cost, increases of $0.2 million in accumulated depreciation, $2.8 million in depreciation, amortization and accretion expense, decreases of $2.2 in current liabilities, $0.05 million in long-term liabilities, and $2.5 million in service, rental and maintenance expense. The restated financial statements for 2004 include a decrease of $0.05 million in property and equipment, at cost, increases of $0.9 million in accumulated depreciation, $2.7 million in depreciation, amortization and accretion expense, $0.2 million in current liabilities, $1.1 million in long-term liabilities, and a decrease of $0.5 million in service, rental and maintenance expense. During the first, second and third quarters of 2004 accumulated depreciation increased by less than $0.2 million in each quarter. Current liabilities decreased by less than $0.1 million in each of the first, second and third quarters of 2004. Long-term liabilities increased by $0.4 million in each of the first, second and third quarters of 2004. Depreciation, amortization and accretion expense increased by $0.6 million in each of the first, second and third quarters of 2004 while service, rental and maintenance expense decreased by $0.1 million in the first quarter of 2004 and decreased by $0.2 million in each of the second and third quarters of 2004. During the first quarter of 2005, there was a $0.3 million decrease to accumulated depreciation and a decrease of $0.2 million in each of the second and third quarters. Current liabilities increased by less than $0.1 million in the first and second quarters of 2005 while in the third quarter, current liabilities increased by $3.7 million. Long-term liabilities decreased by $0.4 million in each of the first and second quarters. In the third quarter, long-term liabilities increased by $6.4 million. Depreciation, amortization and accretion expense increased by $0.8 million in the first quarter of 2005 and increased by $0.7 million in each of the second and third quarters. Service, rental and maintenance expense decreased by less than $0.1 million in the first two quarters of 2005 and $0.5 million in the third quarter.

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

3. Certain state and local transactional taxes were not recorded in the appropriate periods.  The Company’s process for identifying and recording state and local transactional taxes failed to recognize a $2.8 million liability for certain transactional taxes imposed by certain jurisdictions in which the Company operates. These errors were initially noted and recognized by the Company in the second and third quarters of 2005 through recognition of additional expense. However, during the preparation of the Company’s 2005 financial statements, the Company determined that it is appropriate to restate previous years’ financial statements because only $0.6 million of the liability relates to 2005 and the remaining $2.2 million was incurred in prior years. To correct these errors, the restated financial statements reflect the recognition of these expenses in the appropriate accounting periods. Accordingly, the restated financial statements include a $0.5 million, $0.8 million and $0.7 million increase in general and administrative expense in 2002, 2003

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2004, respectively. During each of the first three quarters of 2004 general and administrative expense increased by $0.2 million with a corresponding offset in accrued taxes. In 2005, the total adjustment to general and administrative expense related to this error was $2.2 million. The restated interim quarterly financials for the first quarter of 2005 reflects a $0.2 million increase in general and administrative expense while in the second and third quarters there was a decrease of $0.9 million and $1.5 million, respectively. Each of these adjustments was offset in accrued taxes. In addition, this error impacted the value attributed to acquired assets resulting in an increase of $0.2 million to goodwill in 2004.

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

Accordingly, the restated financial statements for 2003 include an increase in depreciation, amortization and accretion expense and accumulated depreciation of $7.6 million. The restated financial statements for 2004 reflect a $9.9 million decrease in depreciation, amortization and accretion expense and accumulated depreciation. The interim quarterly financial statements for the first, second and third quarters of 2004 reflect a decrease in depreciation, amortization and accretion expense and accumulated depreciation of $0.7 million, $3.5 million and $1.2 million, respectively. In 2005, the restated financials for the first three quarters include an increase to depreciation expense and a corresponding decrease to accumulated depreciation of $0.7 million, $1.3 million and $0.6 million, respectively.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide a summary of the restatement adjustments:

Summary of Adjustments to
Operating Income, Net Income, and Earnings per Share
(In thousands except per share amounts)

	Year ended December 31,		Quarter ended
	2003	2004	3/31/05	6/30/05	9/30/05
			(Unaudited)	(Unaudited)	(Unaudited)
Operating income (loss) — as previously reported	$46,115	$29,046	$3,869	$(1,601)	$11,890
Increase (decrease) due to changes in:
Service, rental and maintenance expense	2,549	504	44	73	605
General and administrative expense	(781)	(747)	(5)	742	1,522
Depreciation, amortization and accretion	(10,421)	7,161	(1,809)	(2,082)	(1,286)
Severance and restructuring	—	(856)	—	—	—

Operating income (loss) — as restated	$37,462	$35,108	$2,099	$(2,868)	$12,731

Net income (loss) — as previously reported	$16,128	$13,481	$1,292	$(2,649)	$355
Adjustments to operating income (loss), net	(8,653)	6,062	(1,770)	(1,267)	841
Other income, net — increase (decrease)	—	156	(156)	—	—
Income tax expense — (increase) decrease	5,533	(7,532)	771	105	7,531

Net income (loss) — as restated	$13,008	$12,167	$137	$(3,811)	$8,727

	Year Ended December 31,		Quarter Ended (Unaudited)
	2003	2004	3/31/05	6/30/05	9/30/05
			(Unaudited)	(Unaudited)	(Unaudited)
Diluted net income per common share — as previously reported	$0.81	$0.64	$0.05	$(0.10)	$0.01
Effect of adjustments to income	(0.16)	(0.06)	(0.04)	(0.04)	0.31

Diluted net income per common share — as restated	$0.65	$0.58	$0.01	$(0.14)	$0.32

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Adjustments to Assets and Liabilities
(In thousands)

	December 31,
	2003	2004	3/31/05	6/30/05	9/30/05
			(Unaudited)	(Unaudited)	(Unaudited)
Assets
Increase (decrease) in:
Accounts receivable, net	$—	$(740)	$(740)	$(740)	$(740)
Other receivables	—	—	—	—	(2)
Property and equipment, net	(5,367)	3,520	2,172	551	(10,358)
Goodwill	—	2,578	2,578	2,561	2,847
Deferred income tax assets	(11,883)	(19,588)	(17,326)	(19,415)	(4,412)

Total impact on Assets	$(17,250)	$(14,230)	$(13,316)	$(17,043)	$(12,665)

Total Assets, as restated	$495,495	$782,147	$736,121	$702,661	$688,893

Liabilities
Increase (decrease) in:
Accrued taxes	$1,317	$2,235	$2,405	$1,498	$(24)
Accrued severance and restructuring	—	856	856	856	856
Accrued other	780	951	762	874	(2,964)
Other long-term liabilities	9,012	9,025	10,889	8,920	10,242

Total impact on Liabilities	$11,109	$13,067	$14,912	$12,148	$8,110

Total Liabilities, as restated	$169,231	$226,107	$178,309	$146,401	$123,380

Equity
Increase (decrease) in:
Additional paid-in capital	$(21,070)	$(18,694)	$(18,470)	$(18,271)	$(18,227)
Retained earnings	(7,289)	(8,603)	(9,758)	(10,920)	(2,548)

Total impact on Equity	$(28,359)	$(27,297)	$(28,228)	$(29,191)	$(20,775)

Total Equity, as restated	$326,264	$556,040	$557,812	$556,260	$565,513

Total impact on Liabilities and Equity	$(17,250)	$(14,230)	$(13,316)	$(17,043)	$(12,665)

Total Liabilities and Equity, as restated	$495,495	$782,147	$736,121	$702,661	$688,893

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The financial statement line items impacted by these adjustments are summarized in the following tables (in thousands, except shares and per share amounts):

	December 31, 2003		December 31, 2004
	As		As
	previously		previously
	reported	As restated	reported	As restated
	(In thousands)

ASSETS
Accounts receivable, net	$26,052	$28,925	$37,750	$40,078
Deferred income tax assets — current	30,206	32,389	26,906	25,525
Total current assets	105,511	110,567	127,111	128,058
Property and equipment, net	213,873	208,506	216,508	220,028
Goodwill	—	—	151,791	154,369
Deferred income tax assets — long-term	189,346	175,280	225,253	207,046
Total Assets	$509,872	$495,495	$793,309	$782,147
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued compensation and benefits	$17,820	$16,759	$17,792	$10,329
Accrued taxes	10,076	11,393	27,862	30,097
Accrued severance and restructuring	11,481	12,542	4,974	16,241
Accrued Other	8,104	11,757	10,279	14,297
Total current liabilities	111,207	116,177	151,917	161,975
Other long-term liabilities	4,042	13,054	10,555	16,632
Total Liabilities	155,249	169,231	209,972	226,107
Total Stockholders’ Equity	354,623	326,264	583,337	556,040
Total Liabilities and Stockholders’ Equity	$509,872	$495,495	$793,309	$782,147

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share and per share amounts)

	Year Ended		Year Ended
	December 31, 2003		December 31, 2004
	As		As
	previously	As	previously	As
	reported	restated	reported	restated

Service, rental and maintenance	$192,159	$189,290	$161,071	$160,144
General and administrative	166,167	166,948	129,299	130,046
Depreciation, amortization and accretion	118,917	129,658	114,367	107,629
Stock based compensation	11,420	6,218	12,927	4,863
Severance and restructuring	11,481	16,683	3,018	11,938
Total operating expenses	551,363	560,016	461,114	455,052
Operating income	46,115	37,462	29,046	35,108
Other income	516	516	658	814
Income before income tax (expense)	26,969	18,316	22,759	28,977
Income tax (expense)	(10,841)	(5,308)	(9,278)	(16,810)
Net income	$16,128	$13,008	$13,481	$12,167
Basic net income per common share	$0.81	$0.65	$0.65	$0.58
Diluted net income per common share	0.81	0.65	0.64	0.58

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Merger of Arch and Metrocall

USA Mobility, a holding company, was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. The merger was accounted for using the purchase method of accounting. Arch was the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities. The results of operations of Metrocall have been included in the USA Mobility results from November 16, 2004; therefore, the results presented for the year ended December 31, 2003 do not include results associated with Metrocall, whereas the results presented for the years ended December 31, 2004 and 2005 include results associated with Metrocall from the merger date.

USA Mobility expects to achieve operating and other synergies through elimination of redundant overhead and duplicative network structures. Subsequent to the merger, the Company began an extensive review of all operating systems, the rationalization of the one-way and two-way messaging networks, and the composition of the sales force. The Company expects to continue its reviews through 2006 and beyond as it deconstructs networks and standardizes its systems. In this process, the Company has incurred and expects to incur additional costs.

The Company adjusted the purchase price allocation during 2005 as additional costs became known and estimable one year from transaction date. Goodwill was reduced by $4.9 million to reflect a $3.7 million adjustment to accrued state and local tax contingencies and a $1.2 million adjustment to deferred tax assets resulting from information obtained during the preparation of the Company’s 2004 income tax return.

The restated purchase price has been allocated as follows ($ in thousands):

At November 16,
2004

Consideration exchanged:
Fair value of shares issued	$207,563
Fair value of options issued	9,005
Cash payment	150,000
Transaction costs	8,870

375,438
Liabilities assumed	57,385

Total purchase price	432,823

Less estimated fair value of identifiable assets acquired:
Cash and cash equivalents	41,112
Accounts receivable	26,021
Prepaid expenses and other current assets	7,380
Property and equipment	90,683
Deferred tax assets	38,119
Intangible assets	72,254
Other assets	553
Deferred compensation	2,332

Total assets acquired	278,454

Goodwill	$154,369

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition ($ in thousands):

At November 16,
2004

Current assets	$74,513
Property and equipment	90,683
Intangible assets	72,254
Deferred tax assets	38,119
Goodwill	154,369
Other assets	553
Deferred compensation (presented as contra equity)	2,332

Total assets acquired	432,823

Current liabilities	(57,310)
Long-term debt	(75)

Total liabilities assumed	(57,385)

Net assets acquired	$375,438

The following unaudited pro forma summary presents the consolidated results of operations as if the merger had occurred at the beginning of the period presented, after giving effect to certain adjustments, including depreciation, amortization and accretion of acquired assets and interest expense on merger-related debt. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the merger been completed at the beginning of the periods presented, or of results that may occur in the future.

	Year Ended December 31
	2003	2004
	(Proforma)
	(In thousands except per share amounts)

Revenues	$1,015,418	$788,705
Net income (loss)	58,941	36,581
Basic net income (loss) per common share	2.19	1.36
Diluted net income (loss) per common share	2.16	1.34

4.	Long Lived Assets

Depreciation, amortization and accretion expense related to property and equipment for the years ended December 31, 2003, 2004 and 2005, respectively, was as follows ($ in thousands):

	12 Months Ended December 31,
	2003	2004	2005

Depreciation	$124,604	$101,713	$104,127
Amortization	2,156	3,718	24,313
Accretion	2,898	2,198	2,888

	$129,658	$107,629	$131,328

The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million at both through December 31, 2004 and 2005. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and nine years. Depreciation, amortization and accretion expense for the years ended December 31, 2003, 2004 and 2005 included $3.8 million, $1.6 million and $3.5 million, respectively, related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets through 2013.

The components of the changes in the asset retirement obligation balances for the year ended December 31, 2005 were as follows (in thousands):

	Current	Long-Term
	Portion	Portion
	(Dollars in thousands)

Balance at December 31, 2004	$3,423	$10,995
Accretion	351	2,537
Amounts paid	(3,774)	—
Additional amounts recorded	—	—
Changes in cash flow estimates	—	—
Reclassifications	3,608	(3,608)

Balance at December 31, 2005	$3,608	$9,924

The balances above were included in accrued other and other long-term liabilities, respectively, at December 31, 2005.

The primary variables associated with the estimate are the number and timing of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect the merger with Metrocall and the increased transmitters acquired, the extension of the economic life of the paging network and the Company’s plans to rationalize the Arch two-way network through 2005. In addition, the obligation was increased by the cost associated with rationalization of the combined one-way network.

The long-term asset retirement cost associated with the original assessment, the additional amount recorded due to the Metrocall merger, and the refinements of the estimated removal cost timing due to the Metrocall merger will accrete to a total liability of $24.4 million through 2013. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimates. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization, and accretion expense in 2002, 2003 and 2004 included $1.7 million, $2.9 million and $2.2 million, respectively, for accretion expense on the asset retirement obligation liabilities. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date.

Effective November 16, 2004 USA Mobility revised the estimated depreciable lives of its paging infrastructure from five years to a range of one to approximately ten years. The changes in useful life resulted from the timing of USA Mobility’s network rationalization program due to the merger with Metrocall and aligned the useful lives of these assets with their planned removal from service. As a result of this prospective change depreciation expense decreased approximately $0.7 million in the fourth quarter 2004.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Amortizable Intangible Assets — Goodwill of $149.5 million at December 31, 2005 resulted from the purchase accounting related to the Metrocall acquisition (see Note 3). Goodwill was reduced by $4.9 million during the year ended December 31, 2005. This reduction reflects $3.7 million of adjustments to the state and local tax contingencies identified at the merger date of Arch and Metrocall and $1.2 million of adjustments to the deferred tax assets resulting from information obtained during the preparation of the Company’s 2004 income tax returns.

Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years.

Amortizable intangible assets are comprised of the following at December 31, 2005 (in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(29,043)	$39,550
Purchased Federal Communications Commission (“FCC”) licenses	5	3,527	(2,436)	1,091
Other	1	2,160	(2,147)	13

		74,280	(33,626)	40,654
Deferred financing costs	2	3,459	(3,459)	—

		$77,739	$(37,085)	$40,654

Amortizable intangible assets are comprised of the following at December 31, 2004 (in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(6,958)	$61,635
Purchased Federal Communications Commission (“FCC”) licenses	5	3,749	(2,160)	1,589
Other	1	2,119	(264)	1,855

		74,461	(9,382)	65,079
Deferred financing costs	2	3,459	(1,409)	2,050

		$77,920	$(10,791)	$67,129

Aggregate amortization expense for other intangible assets for the years ended December 31, 2003, 2004 and 2005 was $2.2 million, $3.7 million and $24.3 million respectively. The estimated amortization expense, based on current intangible balances, is $14.5 million, $9.4 million, $8.9 million and $7.8 million, for the years ended December 31, 2006, 2007, 2008, and 2009, respectively. No amortization is expected to be charged in 2010.

The amortization of deferred financing costs of $0 in 2003, $1.4 million in 2004 and $0.8 million in 2005 were included with interest expense. $1.3 million of deferred financing costs were reported as a loss in extinguishment of debt due to early payment of the borrowings under the credit facility.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Long-term Debt

Debt consisted of the following (in thousands):

	December 31,
	2004		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value

Borrowings under credit agreement	$95,000	$95,000	$—	$—
Other	58	58	13	13

	95,058		13
Less — Current maturities	47,558		13

Long-term debt	$47,500		$—

Borrowings under Credit Facility. — On November 16, 2004, Metrocall and Arch as Borrowers, along with USA Mobility and its bank lenders, entered into a credit agreement (the “credit agreement”) to borrow $140.0 million. Under the credit agreement, the Company may designate all or any portion of the borrowings outstanding at either a floating base rate advance or a Eurodollar rate advance with an applicable margin of 1.50% for base rate advances and 2.50% for Eurodollar advances. The cash proceeds under the credit agreement were used by USA Mobility to fund a portion of the cash consideration paid to Metrocall shareholders in accordance with the merger agreement. The borrowings were secured by substantially all of the assets of USA Mobility. During 2005, the Company paid the remaining balance under the credit agreement in full satisfaction of its bank debt obligations.

6.	Stockholders’ Equity

General

The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

At December 31, 2004 and 2005, there were 26,827,071 and 27,215,493 shares of common stock and no shares of preferred stock outstanding, respectively. In addition, at December 31, 2005 there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization.

For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding shares balance.

In lieu of cash payments for directors’ fees earned since the date of the merger on November 16, 2004, through September 30, 2005, two directors elected to receive a total of 3,484 unrestricted shares of the Company’s common stock during June, August and October 2005 based upon the fair market value of a share of common stock at the date of issuance. 992 shares will be issued for fees earned through December 31, 2005.

Cash Distributions to Shareholders —  The Board of Directors of USA Mobility declared a special one-time cash distribution of $1.50 per share on November 2, 2005, with a record date of December 1, 2005, and a payment date of December  21, 2005. This cash distribution was paid from available cash on hand.

Arch Wireless, Inc. New Common Stock — Upon the effective date of the Arch plan of reorganization, all of the Arch Predecessor Company’s preferred and common stock, and all stock options were cancelled. The Reorganized Company’s authorized capital stock consisted of 50,000,000 shares of common stock. Each share of common stock had a par value of $0.001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares were reserved for issuance under Arch’s plan of reorganization, to be issued from time to time, as unsecured claims were resolved. Approximately 269,139 of these shares remain at December 31, 2005, to be issued pursuant to Arch’s plan of reorganization. All 20,000,000 shares were deemed

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued and outstanding for accounting purposes at December 31, 2003. All shares of Arch Wireless, Inc. new common stock were exchanged for a like number of shares of USA Mobility common stock.

Additional Paid in Capital — During the quarter ended December 31, 2003, additional paid in capital increased by $195.9 million as a result of the reduction in the valuation allowance previously recorded against Arch’s deferred tax assets (see Note 7). On November 16, 2004, additional paid in capital increased by approximately $216.6 million due to the exchange of the Company’s stock and options for outstanding Metrocall common stock and options (see Note 3). During December 2005, additional paid in capital decreased by $19.7 million as a result of the cash distribution to shareholders discussed above.

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

	Year Ended December 31,
	2003	2004	2005

Net income	$13,008	$12,167	12,907

Weighted average shares of common stock outstanding	20,000,000	20,839,959	27,275,040
Dilutive effect of:
Options to purchase common stock and restricted stock	34,476	126,446	152,080

Weighted average shares of common stock and common stock equivalents	20,034,476	20,966,405	27,427,120

Earnings per share
Basic	$0.65	$0.58	$0.47

Diluted	$0.65	$0.58	$0.47

Arch 2002 Stock Incentive Plan

Restricted Stock.  The Arch 2002 Stock Incentive Plan, as amended, authorized the grant of up to 1.2 million shares of common stock of the Reorganized Company to be issued pursuant to the Arch plan of reorganization. On May 29, 2002, November 5, 2002 and June 27, 2003, 882,200, 17,800 and 29,257 shares, respectively, were issued, at $0.001 per share, to certain members of Arch management. On both May 29, 2003 and 2004, 316,998 shares vested, and 42,344 shares vested on May 29, 2005.

Any unvested shares granted under the 2002 Stock Incentive Plan are subject to repurchase by Arch or the Company at the issue price of $0.001 per share if the employment of an employee entitled to such grant is terminated for any reason other than, in the case of Arch’s chief executive officer, its president and chief operating officer and its executive vice president and chief financial officer, a change of control. In 2004, Arch and the Company repurchased 273,658 shares from terminated employees. As of December 31, 2005, there were no remaining shares under this plan.

The fair value of the shares listed above totaled $5.4 million and was being recognized ratably over the three-year vesting period. $1.8 million, $1.1 million and $0.1 million were included in stock based and other compensation for the years ended December 31, 2003, 2004 and 2005, respectively in relation to these shares.

Stock Options — On June 12, 2003, Arch’s stockholders approved an amendment to the 2002 Stock Incentive Plan that increased the number of shares of common stock authorized for issuance under the plan from 950,000 to

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Options to purchase 169,000 shares of Metrocall common stock were converted into options to purchase 317,044 shares of Company common stock at an exercise price of $0.302 per share. The Metrocall options converted into USA Mobility options and vested on May  6, 2005. The fair value of these options was $9.0 million which was calculated using the Black-Scholes option valuation model assuming a risk free interest rate of 1.0%, an expected life of 5.7 months, an expected dividend yield of zero, and an expected volatility of 79% which resulted in a fair value per option grant of $28.40. Compensation expense of $2.3 million associated with the remaining vesting period was recognized over 5.7 months; $0.6 million of which was recognized for the November 16, 2004 to December 31, 2004 period; $1.7 million of which was recognized in the year ended December 31, 2005.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the USA Mobility and Arch stock option plans for the periods presented:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Arch options outstanding at December 31, 2002	—	—
Granted	249,996	0.001
Exercised	—	—

Arch options outstanding at December 31, 2003	249,996	0.001
Exercised	(166,664)	0.001

Arch options outstanding as of November 16, 2004 converted into USA Mobility options	83,332	0.001
Metrocall options converted into USA Mobility options	317,044	0.302
Terminated	(31,422)	0.302
Exercised	(76,267)	0.066

USA Mobility options outstanding at December 31, 2004	292,687	0.278
Terminated	(2,814)	0.302
Exercised	(287,892)	0.280
Granted	—	—

USA Mobility options outstanding at December 31, 2005	1,981	0.001

USA Mobility options exercisable at December 31, 2005	1,981	0.001

As of December 31, 2005 1,981 options to purchase USA Mobility common stock had exercise prices of $0.001. The range of exercise prices for USA Mobility options was $0.001 to $0.001.

USA Mobility, Inc. Equity Incentive Plan

Restricted Stock.  In connection with and prior to the merger, the Company established the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-employee members of its Board of Directors in the form of stock options, restricted stock, stock grants or units. Restricted shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees. Effective November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares for each eligible employee is January 1, 2007, and the remainder will vest ratably over the course of the next year, such that as of January 1, 2008, 100% of the restricted stock awards would be fully vested. The Company used the fair-value based method of accounting for the award and will ratably amortize the $2.8 million to expense over the vesting period. A total of $0.6 million was included in stock based and other compensation for the year ended December 31, 2005 in relation to these shares.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. In 2005, 15,835 shares were forfeited. As of December 31, 2005, there were 58,764 remaining shares scheduled to vest on January 1, 2007; and 29,338 remaining shares are scheduled to vest ratably over the course of the following year, such that all shares awarded are scheduled to fully vest by January 1, 2008.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

USA Mobility accounts for income taxes under the liability method of SFAS No. 109. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the accounting for income tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against deferred income tax assets if, based on available evidence, it is more likely than not that the deferred income tax assets would not be realized.

The components of USA Mobility’s net deferred tax asset at December 31, 2004 and 2005 were as follows (in thousands):

	2004	2005

Deferred tax assets	$232,571	$226,045
Deferred tax liabilities	—	—

	$232,571	$226,045

The approximate effect of each type of temporary difference and carry forward at December 31, 2004 and 2005 is summarized as follows (in thousands):

	2004	2005

Net operating losses	$39,040	$42,337
Intangibles and other assets	152,654	142,177
Property and equipment	12,308	16,049
Contributions carryover	2,441	2,320
Accruals and reserves	26,128	23,162

	$232,571	$226,045

At December 31, 2005, the Company had unused net operating loss carryforwards for federal and state income tax purposes of approximately $110 million expire in various amounts through 2025. The Company’s ability to use net operating losses may be subject to limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

SFAS No. 109 requires USA Mobility to evaluate the recoverability of its deferred tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods. Upon emergence from bankruptcy, Arch had not generated income before tax expense for any prior year, projections indicated losses before tax expense for early future periods and Arch had just reorganized under Chapter 11. Since significant positive evidence of realizability did not then exist, a valuation allowance was established against the net deferred tax assets at that time.

During the quarter ended December 31, 2003, Arch management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred tax assets would be realized in future periods. Therefore, the $207.6 million valuation allowance was released in the quarter ended December 31, 2003. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt well ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to utilize the net deferred tax assets.

Under the provisions of SFAS No. 109, reductions in a deferred tax asset valuation allowance that existed at the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The release of the valuation allowance described above reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven month period ended December 31, 2002 and the year ended December 31, 2003, respectively, and the remaining reduction of the valuation allowance of $195.9 million was recorded as an increase to stockholders’ equity.

In accordance with provisions of the IRC, Arch was required to apply the cancellation of debt income arising in conjunction with the provisions of its plan of reorganization against tax attributes existing as of December 31, 2002. The tax law about the method utilized to allocate the cancellation of debt income is subject to varied interpretations and differences may have a material effect on the future tax position of USA Mobility. As a result of the method used to allocate cancellation of debt income for financial reporting purposes as of December 31, 2002, Arch had no net operating losses remaining and the tax bases of certain other tax assets were reduced. In August 2003, the Treasury issued new regulations regarding the allocation of cancellation of debt income. Arch evaluated these regulations and determined that an alternative method of allocation was more applicable to the facts than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred tax assets and stockholders’ equity being recognized in 2003 than would have been recognized using the allocation method applied for financial reporting purposes as of December 31, 2002. Had this revised method been utilized at December 31, 2002, the only effect on the Company’s consolidated financial statements would have been the gross amounts disclosed in the tables above because Arch had a full valuation allowance in place at that time.

For the year ended December 31, 2005, the Company evaluated the recoverability of its deferred assets. The Company determined that (1) the results for the year ended December 31, 2005, were consistent with Arch’s management’s previous assessment and (2) the anticipated future results (which include additional incremental income from Metrocall operations) indicated that the Company will continue to generate income before income tax expense. The results of this assessment continue to indicate no valuation allowance against the deferred tax assets was required.

The significant components of USA Mobility’s income tax expense attributable to current operations for the years ended December 31, 2003, 2004 and 2005 were as follows (in thousands):

	2003	2004	2005

Current tax expense	$3,653	$(956)	$3,116
Deferred tax expense	1,655	17,766	7,461

	$5,308	$16,810	$10,577

The following is a reconciliation of the United States federal statutory rate of 35% to the Company’s expected applicable tax rate for each of the periods indicated (2003 and 2004 are restated):

	Year Ended December 31,
	2003	2004	2005

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	5.1	21.1	10.1
Change in valuation allowance	(9.4)	—	—
Other	(1.7)	2.0	(0.1)

Effective tax rate	29.0%	58.1%	45.0%

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Settlement Agreements

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

On November 10, 2004, three former Arch senior executives (the “Former Executives”) filed a Notice of Claim before the JAMS/Endispute arbitration forum in Boston, Massachusetts asserting they were terminated from their employment by Arch pursuant to a “change in control” as defined in their respective executive employment agreements (the “Claims”). On May 9, 2005, the Former Executives agreed to dismiss the Claims with prejudice against all parties in exchange for a settlement payment of $4.3 million, and a previously agreed mitigation payment equal to nine months of base salary. This mitigation payment may be reduced based on income received from future employment. The Company recorded this $4.3 million settlement and $0.9 million mitigation payment as an increase to severance expenses for the years ended December 31, 2005 and 2004 respectively.

9.	Commitments and Contingencies

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

In January 2006, USA Mobility entered into a new Master Lease Agreement (“MLA”) with American Tower Corporation (“ATC”). Under the new MLA, USA Mobility will pay ATC a fixed monthly amount in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The new MLA was effective January 1, 2006 and expires on December 31, 2010. The fixed monthly fee decreases periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010.

USA Mobility was named as a defendant, along with Arch, Metrocall and Metrocall’s former board of directors, in two lawsuits filed in the Court of Chancery of the State of Delaware, New Castle County, on June 29, 2004 and July 28, 2004. The Company and the other defendants entered into a settlement agreement with the plaintiffs prior to the merger, which was approved by the court on May 18, 2005 and the case was dismissed. As noted in Note (8), Settlement Agreements, on May 9, 2005, three former executives of Arch agreed to dismiss all claims against Arch and its subsidiaries in exchange for a settlement payment of $4.3 million.

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its reported results of operations, cash flows or financial position.

Operating Leases — USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is rationalizing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases at December 31, 2005 were as follows (in thousands):

Year Ending December 31,

2006	$68,870
2007	47,970
2008	35,210
2009	16,558
2010	13,147
Thereafter	3,159

Total	$184,914

Total rent expense under operating leases for the years ended December 31, 2003, 2004 and 2005, approximated $121.9 million, $102.8 million and $145.7 million respectively.

As a result of various decisions by the Federal Communications Commission (“FCC”), over the last few years, USA Mobility no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with the Company’s services and, in some instances, USA Mobility received refunds for prior payments to certain local exchange carriers. USA Mobility had entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. USA Mobility may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for the Company, depending on further FCC disposition of these issues and the agreements reached between USA Mobility and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the FCC in USA Mobility’s favor, the Company may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on USA Mobility’s operating results, these or similar requirements could, in the future, have a material adverse effect on the Company’s operating results.

The Company and certain of its subsidiaries, permitted under Delaware law, have entered into indemnification agreements with several persons, including each of its present directors and certain members of management, for certain events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of USA Mobility’s insurance policy coverage, USA Mobility believes the estimated fair value of these indemnification agreements is immaterial. Therefore the Company has not recorded a liability for these agreements as of December 31, 2004 and 2005.

Other Commitments — On February 11, 2004, Metrocall’s wholly owned subsidiary, Metrocall Ventures (“Ventures”), entered into an agreement with Glenayre Electronics, Inc., a subsidiary of Glenayre Technologies, Inc. to form GTES, LLC (“GTES”). GTES offers product sales, maintenance services, software development and product development to the wireless industry as an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc. Pursuant to the terms of the agreement, Ventures contributed cash of $2.0 million in exchange for a 51% fully diluted ownership interest in GTES. USA Mobility has a commitment to fund annual cash flow deficits, if any, of GTES of up to $1.5 million during the initial three-year period following the investment date. Funds may be provided by Ventures to GTES in the form of capital contributions or loans. No funding has been required through December 31, 2005.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Employee Benefit Plans

Arch Long-term Incentive Plan

In June 2003, Arch’s board of directors approved a long-term incentive plan to retain and attract key members of management and to align their interests with those of Arch’s shareholders. Payments under this plan were based on the annual management incentive payment for 2003, which was paid by Arch in the first quarter of 2004. At that time, the amount of the annual incentive payment amount was also converted into a number of units, derived based on the average price of Arch’s common stock for ten days prior to the annual incentive payment. Payment under the long-term incentive plan will occur on the second anniversary following the 2003 annual incentive payment. As part of the merger USA Mobility assumed the obligations of this plan. The amount of the payment will be determined by multiplying the number of units for each participant by the average price of USA Mobility’s common stock at that point in time. Therefore, the liability associated with the long-term incentive plan will fluctuate in each reporting period based on the price of USA Mobility’s common stock in each reporting period. Each participant’s units vest as follows: 1/3 upon the 2003 annual incentive payment date and 1/3 on each subsequent anniversary. The plan includes provisions that require payment prior to the second anniversary following the 2003 annual incentive payment under certain circumstances, such as the involuntary termination of a participant without cause or a change in control of Arch. At December 31, 2004, other long-term liabilities included $2.6 million associated with this plan. At December 31, 2004 and 2005, current liabilities included $3.0 million and $1.7 million, respectively, associated with this plan. This amount was paid out in March 2006.

Arch Retirement Savings Plans

Arch has had multiple retirement savings plans since its acquisitions of MobileMedia and PageNet in 1999 and 2000, respectively, qualifying under Section 401(k) of the IRC covering eligible employees, as defined. During 2002, Arch completed the consolidation of these plans into one plan, the Arch Retirement Savings Plan. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the IRC. Each of the current and former plans provide for employer matching contributions. Aggregate matching contributions for the years ended December 31, 2003 and 2004 was approximately $0.8 million and $0.8 million, respectively. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Metrocall, Inc. Savings and Retirement Plan that was subsequently renamed the USA Mobility, Inc. Savings and Retirement Plan.

Metrocall, Inc. Savings and Retirement Plan

The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, is open to all Metrocall employees working a minimum of twenty hours per week with at least six months of service. The Plan qualifies under section 401(k) of the IRC. Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall has agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company vest 20% per year beginning on the second anniversary of the participant’s employment. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Matching contributions under the Savings Plan were approximately $122,000 for the period November 16 to December 31, 2004. On January 1, 2005, the Metrocall, Inc. Savings and Retirement Plan was renamed USA Mobility, Inc. Savings and Retirement Plan. Matching contributions under the Savings Plan were approximately $1.3 million for the twelve months ended December 31, 2005.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Based Compensation

Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123, over the instruments’ vesting period. The following table reflects the classification of $4.9 million and $2.8 million in stock based compensation for the year ended December 31, 2003, 2004 and 2005, respectively (dollars in thousands).

	Year Ended December 31,
	2003	2004	2005

Service, rental and maintenance expense	$410	$370	$260
Selling and marketing expense	21	32	226
General and administrative expense	5,787	4,461	2,346

Total stock based compensation	$6,218	$4,863	$2,832

12.	Accrued Liabilities

Severance and Restructuring

In the years ended December 31, 2004 and 2005, USA Mobility recorded severance and restructuring costs of $11.9 and $16.6 million, respectively, related to a 2005 reorganization plan and certain lease agreements for transmitter locations.

In the years ended December 31, 2003 and 2004, the Company recorded restructuring charges of $11.5 million and $3.0 million, respectively, related to certain lease agreements for transmitter locations. Under the terms of these agreements, USA Mobility is required to pay minimum amounts for a designated number of transmitter locations. However, as a result of rationalization activities occurring after the merger, USA Mobility determined that the designated number of transmitter locations was in excess of its current and anticipated needs. During 2005 the liabilities associated with these transmitter locations were paid.

During the second quarter 2005, the Company announced a reorganization plan to adjust its management structure and consolidate three sales divisions of five regions into two sales divisions of six regions. This plan was subsequently adjusted to reflect one national sales organization consisting of eleven regions. Under this plan, and in an effort to continue to integrate operations of Arch and Metrocall, the Company planned to eliminate more than 400 additional positions through the end of 2005. As of December 31, 2005, the Company had 1,617 employees, a reduction of 1,227 employees from the date of the merger. As of December 31, 2005, the Company has $1.9 million accrued for postemployment benefits, including severance and health benefits, for the employees that were or will be terminated.

In addition, a $4.3 million settlement agreement with three former Arch executives was paid during second quarter 2005.

At December 31, 2004, the balance of the restructuring liabilities was as follows (in thousands):

	Balance at	Restructuring			Balance at
	December 31,	Charge in			December 31,
	2003	2004	Reclassifications	Cash Paid	2004

Lease obligation costs	$11,481	$3,018	—	$(11,036)	$3,463
Severance	1,061	8,920	$2,948	(151)	12,778

Total	$12,542	$11,938	$2,948	$(11,187)	$16,241

The reclassification amount represents another long-term liability that became due as part of the severance agreement. The balance of these liabilities was paid over the first two quarters of 2005.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, the balance of the liability was as follows (dollars in thousands):

	Balance at				Remaining
	December 31,				Liability at
	2004	Charges in 2005	Reclassifications	Cash Paid	December 31, 2005

Lease obligation costs	$3,463	$1,092	$—	$(4,555)	$—
Severance costs	12,778	11,217	1,994	(24,133)	1,856
Litigation settlement costs	—	4,300	—	(4,300)	—

Total	$16,241	$16,609	$1,994	$(32,988)	$1,856

Reclassifications represent reclassification of accrued liabilities for vacation and long-term incentives to be paid to severed employees. The balance of this accrued liability will be paid during 2006.

Current Liabilities — Accrued Other

The components of this balance are as follows:

	Year Ended December 31,
	2004	2005
	(Dollars in thousands)

Accrued other	$7,806	$6,352
Asset retirement obligation — current	3,423	3,608
Escheat liability	3,068	2,088

Total Accrued Other	$14,297	$12,048

13.	Related Party Transactions

Two of USA Mobility’s directors, effective November 16, 2004, also serve as directors for entities from which the Company leases transmission tower sites. During the twelve months ended December 31, 2005, the Company paid $23.6 million and $10.2 million, respectively, to these landlords for rent expenses. Each director has recused himself from any discussion or decisions by the Company on matters relating to the respective vendor for which he serves as a director.

14.	Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2004 and 2005 is summarized below (in thousands, except per share amounts) (see Note 2):

	First	Second	Third	Fourth
	Quarter(1)	Quarter(1)	Quarter(1)	Quarter(1)

Year Ended December 31, 2005:
Revenues	$165,677	$157,537	$151,954	$143,404
Operating income (loss) (restated)	2,099	(2,868)	12,731	15,187
Net income (loss) (restated)	137	(3,811)	8,727	7,853
Basic net income (loss) per common share (restated)	0.01	(0.14)	0.32	0.29
Diluted net income (loss) per common share (restated)	0.01	(0.14)	0.32	0.29

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

Year Ended December 31, 2004:
Revenues	$123,659	$115,797	$109,417	$141,287
Operating income (loss)	11,250	9,458	11,636	2,764
Net income (loss)	4,833	6,245	2,404	(1,315)
Basic net income (loss) per common share	0.24	0.31	0.12	(0.06)
Diluted net income (loss) per common share	0.24	0.31	0.12	(0.06)

The quarterly financial statement line items impacted by these adjustments are summarized in the following tables (in thousands, except shares and per share amounts).

CONSOLIDATED BALANCE SHEET
(In thousands)

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(Quarterly amounts are unaudited)

ASSETS
Accounts receivable, net	$20,363	$23,272	$20,279	$22,541	$20,987	$22,803	$37,750	$40,078
Deferred income tax assets — current	30,206	32,453	25,893	27,804	22,226	23,242	26,906	25,525
Total current assets	101,464	106,620	80,478	84,651	105,497	108,329	127,111	128,058
Property and equipment, net	193,183	188,312	167,321	165,735	150,840	150,229	216,508	220,028
Goodwill	—	—	—	—	—	—	151,791	154,369
Deferred income tax assets — long-term	189,346	175,229	191,955	176,665	191,395	171,952	225,253	207,046
Total Assets	$484,654	$470,822	$439,757	$427,054	$449,057	$431,835	$793,309	$782,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued compensation and benefits	$8,584	$7,523	$7,131	$6,070	$9,850	$8,789	$17,792	$10,329
Accrued taxes	8,196	9,700	8,887	10,573	9,102	10,965	27,862	30,097
Accrued severance and restructuring	11,467	12,528	8,470	9,531	5,541	6,602	4,974	16,241
Accrued other	7,445	11,107	7,028	9,966	5,956	8,368	10,279	14,297
Total current liabilities	115,481	120,647	68,335	72,959	68,699	72,974	151,917	161,975
Other long-term liabilities	9,005	18,390	6,921	16,703	8,203	18,148	10,555	16,632
Total Liabilities	124,486	139,037	75,256	89,662	76,902	91,122	209,972	226,107
Total Stockholders’ Equity	360,168	331,785	364,501	337,392	372,155	340,713	583,337	556,040
Total Liabilities and Stockholders’ Equity	$484,654	$470,822	$439,757	$427,054	$449,057	$431,835	$793,309	$782,147

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	First Quarter		Second Quarter		Third Quarter
	As		As		As
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated
	(Quarterly amounts are unaudited)

ASSETS
Accounts receivable, net	$33,976	$36,055	$35,545	$38,012	$43,424	$46,156
Deferred income tax assets — current	26,626	24,660	28,088	22,841	26,309	26,630
Total current assets	118,034	118,147	119,780	116,999	126,879	129,929
Property and equipment, net	187,608	189,780	163,771	164,322	155,853	145,495
Goodwill	151,791	154,369	152,250	154,811	148,799	151,646
Deferred income tax assets — long-term	224,662	209,302	223,682	209,515	216,109	211,377
Total Assets	$746,618	$736,121	$716,497	$702,661	$698,086	$688,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued compensation and benefits	13,393	10,449	8,976	8,466	12,338	12,338
Accrued taxes	25,949	28,336	28,033	29,893	32,545	32,984
Accrued severance and restructuring	1,433	5,233	11,695	13,061	6,294	7,150
Accrued other	14,847	18,428	12,180	16,261	12,588	13,096
Total current liabilities	128,805	135,629	116,980	123,777	99,522	101,325
Other long-term liabilities	7,559	18,466	5,233	13,791	12,276	22,055
Total Liabilities	160,578	178,309	131,046	146,401	111,798	123,380
Total Stockholders’ Equity	586,040	557,812	585,451	556,260	586,288	565,513
Total Liabilities and Stockholders’ Equity	$746,618	$736,121	$716,497	$702,661	$698,086	$688,893

CONSOLIDATED INCOME STATEMENTS
(In thousands, except share and per share amounts)

	2004
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As		As		As		As
	previously	As	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(Quarterly amounts are unaudited)

Service, rental and maintenance	$39,362	$38,790	$36,988	$36,739	$36,904	$36,653	$47,817	$47,962
General and administrative	32,941	31,304	28,968	29,150	27,438	27,615	39,952	41,977
Depreciation, amortization and accretion	26,309	26,353	31,071	28,327	22,302	21,867	34,685	31,082
Stock based compensation	688	2,267	2,054	1,908	1,865	1,865	8,320	(1,177)
Severance and restructuring	3,018	3,689	456	602	1,228	1,228	(1,684)	6,419
Total operating expenses	112,376	112,409	109,150	106,339	98,290	97,781	141,298	138,523
Operating income	11,283	11,250	6,647	9,458	11,127	11,636	(11)	2,764
Other income	168	168	177	177	66	66	247	403
Income before income tax (expense)	8,122	8,089	5,124	7,935	11,264	11,773	(1,751)	1,180
Income tax (expense)	(3,265)	(3,256)	(2,060)	(1,690)	(4,527)	(9,369)	574	(2,495)
Net income	$4,857	$4,833	$3,064	$6,245	$6,737	$2,404	$(1,177)	$(1,315)
Basic net income per common share	$0.24	$0.24	$0.15	$0.31	$0.34	$0.12	$(0.05)	$(0.06)
Diluted net income per common share	$0.24	$0.24	$0.15	$0.31	$0.34	$0.12	$(0.05)	$(0.06)

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	First Quarter		Second Quarter		Third Quarter
	As		As		As
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated
	(Quarterly amounts are unaudited)

Service, rental and maintenance	$56,973	$56,353	$56,429	$56,104	$54,607	$53,739
General and administrative	53,140	48,427	47,624	46,491	44,783	43,261
Depreciation, amortization and accretion	38,535	40,595	32,890	35,224	27,327	28,876
Stock based compensation	1,411	1,385	668	597	76	271
Severance and restructuring	—	5,137	9,442	9,904	1,050	855
Total operating expenses	161,808	163,578	159,138	160,405	140,064	139,223
Operating income	3,869	2,099	(1,601)	(2,868)	11,890	12,731
Other income	293	137	(73)	(73)	76	76
Income before income tax (expense)	2,354	428	(2,605)	(3,872)	11,636	12,477
Income tax (expense)	(1,062)	(291)	(44)	61	(11,281)	(3,750)
Net income	$1,292	$137	$(2,649)	$(3,811)	$355	$8,727
Basic net income per common share	$0.05	$0.01	$(0.10)	$(0.14)	$0.01	$0.32
Diluted net income per common share	$0.05	$0.01	$(0.10)	$(0.14)	$0.01	$0.32

(1)	USA Mobility is a holding company formed to effect the merger of Arch and Metrocall that occurred on November 16, 2004. For financial reporting purposes Arch was deemed the acquiring entity. The operations of Metrocall have been included since November 16, 2004.

SCHEDULE II

USA MOBILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 2003, 2004 and 2005
(In thousands)

					Balance at End
Allowance for Doubtful Accounts and Service Credits	Balance at Beginning of Period	Charged to Operations	Write-offs	Other(1)	of Period

Year ended December 31, 2003	$22,492	$23,244	$(37,091)	$—	$8,645

Year ended December 31, 2004	$8,645	$13,061	$(19,598)	$6,185	$8,293

Year ended December 31, 2005	$8,293	$25,411	$(26,752)	$—	$6,952

(1)	Fair value of balance acquired from Metrocall.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004(2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003(3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent(2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly(2)
10.4	Amendment No. 1 to the Credit Agreement(7)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(7)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan(5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan(5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan(6)
10.9	USA Mobility, Inc. Equity Incentive Plan(7)
10.10	Offer Letter, dated as of May 6, 2005, between USA Mobility, Inc. and Scott B. Tollefsen(8)
10.11	Offer Letter, dated as of December 14, 2005, between USA Mobility, Inc. and Mark Garzone(10)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant(9)
21.1	Subsidiaries of USA Mobility(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 24, 2006(10)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 24, 2006(10)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 24, 2006(10)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 24, 2006(10)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.

(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.

(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(6)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(9)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 22, 2004.

(10)	Filed herewith.