Form 10-Q
period 2006-03-31
USA Mobility, Inc
filed 2006-06-02
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,346,978 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of May 26, 2006.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$37,547	$76,292
Accounts receivable, net	38,177	33,558
Prepaid rent, expenses and other	10,660	12,123
Deferred income taxes	18,895	18,565

Total current assets	105,279	140,538
Property and equipment, net	127,802	117,966
Goodwill	149,478	149,478
Intangible assets	40,654	36,450
Deferred income taxes	207,150	206,015
Other assets	3,430	3,275

TOTAL ASSETS	$633,793	$653,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13	$1
Accounts payable and other accrued liabilities	65,719	63,597
Customer deposits	3,104	2,905
Deferred revenue	17,924	19,088

Total current liabilities	86,760	85,591
Other long-term liabilities	14,040	22,215

TOTAL LIABILITIES	$100,800	$107,806

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	521,298	521,956
Retained earnings	11,692	23,957

TOTAL STOCKHOLDERS’ EQUITY	532,993	545,916

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,793	$653,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Three Months Ended March 31,
	2005	2006
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$159,150	$128,761
Product sales	6,527	6,131

Total revenue	165,677	134,892

Operating expenses:
Cost of products sold	1,279	786
Service, rental and maintenance	56,450	48,092
Selling and marketing	10,462	11,059
General and administrative	49,655	36,142
Depreciation, amortization and accretion	40,595	18,794
Severance and restructuring	5,137	170

Total operating expenses	163,578	115,043

Operating income	2,099	19,849
Interest income (expense), net	(1,214)	549
Loss on extinguishment of long-term debt	(594)	—
Other income	137	62

Income before income tax expense	428	20,460
Income tax expense	(291)	(8,195)

Net income	$137	$12,265

Basic net income per common share	$0.01	$0.45

Diluted net income per common share	$0.01	$0.45

Basic weighted average common shares outstanding	27,108,034	27,397,307

Diluted weighted average common shares outstanding	27,320,212	27,503,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2006
	(Unaudited and in thousands)

Cash flows from operating activities:
Net income	$137	$12,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	40,595	18,794
Deferred income tax expense (benefit)	(1,391)	1,464
Loss on extinguishment of long-term debt	594	—
Amortization of deferred financing costs	505	—
Deferred stock compensation	1,385	683
Provisions for doubtful accounts and service credits	7,005	5,046
Gain (loss) on disposals of property and equipment	(26)	37
Changes in assets and liabilities:
Accounts receivable	(3,084)	(507)
Prepaid rent, expenses and other	(4,861)	(1,033)
Intangibles and other long-term assets	(46)	104
Accounts payable and accrued expenses	(9,704)	(2,258)
Customer deposits and deferred revenue	(1,494)	965
Other long-term liabilities	1,464	7,509

Net cash provided by operating activities	31,079	43,069

Cash flows from investing activities:
Purchases of property and equipment	(2,564)	(4,424)
Proceeds from disposals of property and equipment	25	32
Receipts of long-term note receivable	102	80

Net cash used in investing activities	(2,437)	(4,312)

Cash flows from financing activities:
Repayment of long-term debt	(38,526)	(12)

Net cash used in financing activities	(38,526)	(12)

Net increase (decrease) in cash and cash equivalents	(9,884)	38,745
Cash and cash equivalents, beginning of period	46,995	37,547

Cash and cash equivalents, end of period	$37,111	$76,292

Supplemental disclosure:
Interest paid	$1,367	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Preparation of Interim Financial Statements — The condensed consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Amounts shown on the condensed consolidated income statements within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion, and severance and restructuring charges. These items are shown separately on the condensed consolidated income statements within Operating Expenses.

The financial information included herein, other than the consolidated balance sheet as of December 31, 2005, has been prepared without audit. The consolidated balance sheet at December 31, 2005 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

(2) Business — USA Mobility is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

(3) Risks and Other Important Factors — Based on current and anticipated levels of operations, USA Mobility’s management believes that the Company’s net cash provided by operating activities, together with cash on hand, should be adequate to meet its cash requirements for the foreseeable future.

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

(4) Goodwill and Other Intangible Assets — Goodwill of $149.5 million at March 31, 2006 resulted from the purchase accounting related to the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). The Company’s operations consists of one reporting unit to

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually. The Company has selected the fourth quarter to perform its annual impairment test. Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the three months ended March 31, 2005 and 2006 was $7.1 million and $4.2 million, respectively.

The Company did not record any impairments of long-lived assets, intangible assets or goodwill in the first quarter of 2005 or 2006, respectively. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. (For this evaluation the Company as a whole is considered the reporting unit.) Declines in the Company’s stock price impact the calculation of fair value of the reporting unit for purposes of this evaluation. Should the Company’s stock price continue to decline and/or the carrying value of the reporting unit increase, there is a reasonable possibility that a material impairment to goodwill could occur.

Amortizable intangible assets are comprised of the following at March 31, 2006 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(33,200)	$35,393
Purchased Federal Communications Commission (“FCC”) licenses	5	3,526	(2,506)	1,020
Other	1	68	(31)	37

		$72,187	$(35,737)	$36,450

(5) Accounts Payable and Other Accrued Liabilities — Accounts payable and other accrued liabilities consist of the following (dollars in thousands):

	December 31, 2005	March 31, 2006

Accounts payable	$3,632	$3,669
Accrued compensation and benefits	12,332	13,921
Accrued network costs	6,960	6,466
Accrued taxes	28,891	28,322
Accrued severance and restructuring	1,856	423
Accrued other	12,048	10,796

Total accounts payable and other accrued liabilities	$65,719	$63,597

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(6) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	General — At December 31, 2005 and March 31, 2006, there were 27,215,493 and 27,344,033 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at March 31, 2006, there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding share balance.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2006 there were 1,981 options fully vested and exercisable. These options were exercised in May, 2006.

In connection with and prior to the 2004 merger of Arch and Metrocall, the Company established the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-employee members of its Board of Directors in the form of stock options, restricted stock, stock grants or units. Restricted shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees. Effective November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares for each eligible employee is January 1, 2007, and the remainder will vest ratably over the course of the next year, such that as of January 1, 2008, 100% of the restricted stock awards would be fully vested. The Company used the fair value based method of accounting for the award and will ratably amortize the $2.8 million to expense over the vesting period. A total of $0.4 million was included in stock based compensation for the three months ended March 31, 2006, in relation to these shares.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. In 2005, 15,835 shares were forfeited. As of March 31, 2006, there were 58,764 remaining shares scheduled to vest on January 1, 2007; and 29,338 remaining shares are scheduled to vest ratably over the course of the following year, such that all shares awarded are scheduled to fully vest by January 1, 2008.

Additionally, on February 1, 2006, the Company awarded 127,548 shares of restricted stock to certain eligible employees. The vesting date for the restricted shares is January 1, 2009. The Company used the fair-value based method of accounting for the award and will ratably amortize the $3.6 million to expense over the vesting period. A total of $0.2 million was included in stock based compensation for the three months ended March 31, 2006, in relation to these shares.

Any unvested shares granted under the Incentive Plan are forfeited if the participant terminates employment with USA Mobility. As of March 31, 2006, there were 127,548 shares scheduled to fully vest by January 1, 2009.

On January 1, 2006 the Company implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Shared Based Payment (“SFAS 123R”). The implementation of SFAS 123R, including the cumulative effect of changes in expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company has followed the modified prospective transition election.

In lieu of cash payments for directors’ fees earned since the date of the merger on November 16, 2004, through December 31, 2005, two directors elected to receive a total of 4,476 unrestricted shares of the Company’s common stock during June, August and October 2005 and January 2006, based upon the fair market value of a share of common stock at the date of issuance. The Company has issued 964 shares for fees earned during the quarter ended March 31, 2006.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2005	2006

Net income	$137	$12,265

Weighted average shares of common stock outstanding	27,108,034	27,397,307
Dilutive effect of:
Options to purchase common stock and restricted stock	212,178	105,923

Weighted average shares of common stock and common stock equivalents	27,320,212	27,503,230

Earnings per share:
Basic	$0.01	$0.45

Diluted	$0.01	$0.45

(7) Revenue Recognition — Revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue. Accordingly, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

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

(8) Stock Based Compensation — Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R, over the instruments’ vesting period.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the income statement line items that include the $1.4 million and $0.7 million of stock based compensation for the three months ended March 31, 2005 and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2005	2006

Service, rental and maintenance expense	$97	$81
Selling and marketing expense	60	171
General and administrative expense	1,228	431

Total stock based compensation	$1,385	$683

(9) Severance and Restructuring — At March 31, 2006, the balance of the liability was as follows (in thousands):

				Remaining
	Balance at			Liability at
	December 31, 2005	Charges in 2006	Cash Paid	March 31, 2006

Lease obligation costs	$—	$170	$(170)	$—
Severance costs	1,856	—	(1,433)	423

Total	$1,856	$170	$(1,603)	$423

The balance of this accrued liability will be paid during 2006.

(10) Settlement Agreements — During the three months ended March 31, 2005, the Company reached a settlement agreement with a vendor for roaming credits held by USA Mobility and recorded a $1.5 million reduction to service, rental and maintenance expenses for this cash consideration. The Company will also utilize additional benefits of $0.5 million over the next 58 months as USA Mobility customers incur roaming charges on the vendor’s network.

(11) Income Taxes — USA Mobility accounts for income taxes under the liability method of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the accounting for income tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against deferred income tax assets if, based on available evidence, it is more likely than not that the deferred income tax assets would not be realized.

USA Mobility evaluates the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether, based on all available evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods. Management continues to believe no valuation allowance is required.

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

(12) Related Party Transactions — Two of USA Mobility’s directors, effective November 16, 2004, also serve as directors for entities from which the Company leases transmission tower sites. During the three months ended March 31, 2005 and 2006, the Company paid $4.9 million and $0.8 million, and $4.5 million and $4.5 million, respectively, to these two landlords for rent expenses that are included in service, rental and maintenance expenses.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each director has recused himself from any discussions or decisions by the Company on matters relating to the respective vendor for which he serves as a director.

(13) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(14) New Accounting Pronouncements — No new accounting pronouncements have been issued that are expected to materially impact the Company’s results.

(15) Commitments and Contingencies — In August 2005, USA Mobility, through a subsidiary, entered into a Master Antenna Site Lease agreement (the “Master Leases”) with a subsidiary of Global Signal, Inc. (“Global Signal”) under which USA Mobility and/or its affiliates may lease space for their equipment on communications sites currently and subsequently owned, managed or leased by Global Signal. The new Master Leases were effective as of July 1, 2005 and expire on December 31, 2008. Under the Master Leases, USA Mobility may locate up to a specified maximum number of transmitters on Global Signal’s sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million in July 2005 to approximately $1.0 million per month in 2008.

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

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those factors set forth within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and within “Item 1A. Risk Factors” of Part II of this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. USA Mobility undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” of Part II of this quarterly report.

Overview

The following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Item 1A. Risk Factors” of Part II, which describe key risks associated with the Company’s operations and industry, and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005: “Overview,” “Results of Operations,” “Liquidity and Capital Resources,” “Inflation” and “Application of Critical Accounting Policies.”

Integration

USA Mobility believes that the combination of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”) in November 2004 provided the Company with stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenue continues to decline sequentially.

Since the merger, the Company has undertaken significant integration and consolidation activities. These activities have included management and staff reductions and reorganizations, network rationalization and consolidation and changes in operational systems, processes and procedures. Such changes are described below.

Sales and Marketing

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of March 31, 2006, USA Mobility sales personnel were located in approximately 95 offices in 36 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on national business accounts; federal government accounts; advanced wireless services; systems sales applications; telemetry and other product offerings.

Indirect.  Within the indirect channel, the Company contracts with and invoices an intermediary for airtime services. The intermediary or “reseller” in turn markets, sells and provides customer service to the end-user. There is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average monthly revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has been higher than the rate experienced with direct customers and USA Mobility expects this to continue in the foreseeable future.

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of				As of
	March 31,		As of December 31,		March 31,
	2005		2005		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	4,790	82%	4,183	86%	4,002	86%
Indirect	1,068	18%	703	14%	632	14%

Total	5,858	100%	4,886	100%	4,634	100%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of				As of
	March 31,		As of December 31,		March 31,
	2005		2005		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	5,357	91%	4,439	91%	4,214	91%
Two-way messaging	501	9%	447	9%	420	9%

Total	5,858	100%	4,886	100%	4,634	100%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and its indirect customers at specified dates:

	As of				As of
	March 31,		As of December 31,		March 31,
	2005		2005		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	4,565	78%	3,762	77%	3,625	78%
Owned by subscribers	225	4%	421	9%	378	8%
Owned by indirect customers or their subscribers	1,068	18%	703	14%	631	14%

Total	5,858	100%	4,886	100%	4,634	100%

USA Mobility derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally driven by the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of the Company’s success retaining subscribers, which is important in order to maintain recurring revenues and to control operating expenses.

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Three Months Ended
	March 31, 2005		December 31, 2005		March 31, 2006
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	166	379	142	301	123	304
Indirect	114	245	41	112	28	100

Total	280	624	183	413	151	404

The demand for one-way and two-way messaging services declined during the three months ended March 31, 2006, and USA Mobility believes demand will continue to decline for the foreseeable future.

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

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2005	2005	2006

Direct	$9.72	$9.57	$9.44
Indirect	$4.06	$5.06	$4.89
Consolidated	$8.66	$8.90	$8.80

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues decreased year over year, and the Company expects future sequential quarterly revenues to decline. The decrease in consolidated ARPU for the quarter ended March 31, 2006 from the quarters ended March 31, 2005 and December 31, 2005, was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. USA Mobility expects that ARPU for its direct units in service will decline in future periods.

USA Mobility’s revenues were $165.7 million and $134.9 million for the quarters ended March 31, 2005 and 2006, respectively. Certain of the Company’s operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. In the period ended March 31, 2006, approximately 75.0% of the expenses referred to above were incurred in three expense categories: payroll and related expenses; lease payments for transmitter locations; and telecommunications expenses.

Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,589 FTEs at March 31, 2006. While these staff reductions have resulted in significant severance expenses, the Company’s on-going cost of payroll and related expenses will be reduced.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $117.8 million and $96.1 million for the three months ended March 31, 2005 and 2006, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future quarters, expense reductions will be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines. However, there can be no assurance that the Company will be able to maintain margins or generate net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2005 and 2006

	Three Months Ended March 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance	$159,150	96.1%	$128,761	95.5%	$(30,389)	(19.1)%
Product sales	6,527	3.9	6,131	4.5	(396)	(6.1)

	$165,677	100.0%	$134,892	100.0%	$(30,785)	(18.6)%

Selected operating expenses:
Cost of products sold	1,279	0.8	786	0.6	(493)	(38.5)
Service, rental and maintenance	56,450	34.1	48,092	35.7	(8,358)	(14.8)
Selling and marketing	10,462	6.3	11,059	8.2	597	5.7
General and administrative	49,655	30.0	36,142	26.8	(13,513)	(27.2)

	$117,846	71.1%	$96,079	71.2%	$(21,767)	(18.5)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services.

	Three Months
	Ended March 31,
	2005	2006
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$113,300	$92,099
Two-way messaging	29,481	23,794

	$142,781	$115,893

Indirect:
One-way messaging	$11,261	$7,742
Two-way messaging	2,546	2,038

	$13,807	$9,780

Total Paging:
One-way messaging	$124,561	$99,841
Two-way messaging	32,027	25,832

	156,588	125,673

Non-Paging revenue	2,562	3,088

Total service, rental and maintenance revenues	$159,150	$128,761

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2005 and 2006 and the change in revenue associated with differences in the number of units in service and ARPU.

	Units in Service			Revenues
	As of March 31,			Three Months Ended March 31,			Change Due to:
	2005	2006	Change	2005(a)	2006(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	5,357	4,214	(1,143)	$124,561	$99,841	$(24,720)	$2,138	$(26,858)
Two-way messaging	501	420	(81)	32,027	25,832	(6,195)	(1,142)	(5,053)

Total	5,858	4,634	(1,224)	$156,588	$125,673	$(30,915)	$996	$(31,911)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.5 million decrease for the three months ended March 31, 2006 was due primarily to a reduction in product sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended March 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$33,041	19.9%	$26,099	19.3%	$(6,942)	(21.0)%
Telecommunications related expenses	10,286	6.2	9,099	6.7	(1,187)	(11.5)
Payroll and related expenses	8,915	5.4	7,046	5.2	(1,869)	(21.0)
Stock based compensation	97	0.1	81	0.1	(16)	(16.5)
Other	4,111	2.5	5,767	4.3	1,656	40.3

Total	$56,450	34.1%	$48,092	35.7%	$(8,358)	(14.8)%

As illustrated in the table above, service, rental and maintenance expenses decreased $8.4 million or 14.8% from 2005.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The decrease of $6.9 million in lease payments for transmitter locations is primarily due to the rationalization of Arch’s two-way network and renegotiated master lease agreements. As discussed earlier, the combined Company has deconstructed one of its two-way networks and has begun to rationalize its one-way networks. In addition, lease payments are subject to underlying obligations contained in each lease agreement. Leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, USA Mobility removes only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation and success is dependent on many factors, including the number of other sites USA Mobility leases from the lessor, the amount and location of equipment remaining at the site and the remaining term of the lease. The Company has negotiated two master lease agreements (“MLAs”) that cover approximately 26% of its transmitters. These MLAs provide for a maximum monthly rental for a fixed number of sites that can decline over time. These MLAs have allowed the Company to reduce its lease payment expense as its network rationalization continues.

•	Telecommunications related expenses — The decrease of $1.2 million in telecommunications related expenses is due to the consolidation of one-way and two-way networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll for this category decreased $1.9 million due primarily to a reduction in headcount. Total FTEs declined by 114 from 491 FTEs at March 31, 2005 to 377 FTEs at March 31, 2006.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the board of directors, and the compensation cost associated with a long-term management incentive plan. The decrease for the quarter ended March 31, 2006, reflects the vesting of Metrocall options in May 2005, offset by grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until December 31, 2008.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $0.6 million or 5.7% over 2005. While total FTEs declined by 71 from 539 FTEs at March 31, 2005 to 468 FTEs at March 31, 2006, the Company has launched a major initiative to reposition the Company and refocus the marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	Three Months Ended March 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$18,677	11.3%	$12,330	9.1%	$(6,347)	(34.0)%
Stock based compensation	1,228	0.7	431	0.3	(797)	(64.9)
Bad debt	1,527	0.9	1,790	1.3	263	17.2
Facility expenses	6,111	3.7	4,104	3.0	(2,007)	(32.8)
Telecommunications	2,898	1.7	2,248	1.7	(650)	(22.4)
Outside services	6,768	4.1	6,419	4.8	(349)	(5.2)
Taxes and permits	5,309	3.2	4,149	3.1	(1,160)	(21.8)
Other	7,137	4.3	4,671	3.5	(2,466)	(34.6)

Total	$49,655	30.0%	$36,142	26.8%	$(13,513)	(27.2)%

As illustrated in the table above, general and administrative expenses decreased $13.5 million from the period ended March 31, 2005 due primarily to headcount reductions and office closures since the inclusion of Metrocall operations. The percentages of these expenses to revenue also decreased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. The decrease in this expense was due primarily to a reduction in headcount since the Metrocall merger. Total general and administration FTEs decreased by 407 from 1,151 at March 31, 2005 to 744 FTEs at March 31, 2006. USA Mobility anticipates continued staffing reductions during 2006; however the most significant reductions occurred throughout 2005.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the board of directors, and the compensation cost associated with a long-term management incentive plan. The decrease for the quarter ended March 31, 2006, reflects the vesting of Metrocall options in May 2005, offset by grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until December 31, 2008.

•	Telecommunications — The decrease of $0.7 million in telecommunications expense reflects continued office reductions as USA Mobility continues to streamline its operations, particularly as a result of the inclusion of Metrocall operations.

•	Outside services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The slight decrease in 2006 was due primarily to a reduction in temporary help offset by an increase in professional service fees.

•	Taxes and permits — Taxes and permits consist of property, franchise, sales and use and gross receipts taxes. The decrease in taxes and permits of $1.2 million is mainly due to lower sales and use tax expense of $0.8 million and lower gross receipts taxes of $0.4 million.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $1.2 million, repairs and maintenance associated with computer hardware and software of $0.8 million, insurance of $1.0 million and other expenses of $1.7 million, which decreased primarily due to declines in orders shipped and changes in transportation methods for shipments and returns.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $18.8 million for the period ended March 31, 2006 from $40.6 million for the same period in 2005. The decrease was primarily due to $6.4 million of fully depreciated paging infrastructure, $12.6 million in lower depreciation expense on paging devices resulting from lower subscriber demand, and $2.8 million in amortization expense.

Interest Income (Expense).  Net interest income was $0.5 million for the period ended March 31, 2006 and net interest expense was $1.2 million for the same period in 2005. This decrease was due to the repayment during 2005 of the $140.0 million of debt incurred to partially fund the cash election to former Metrocall shareholders in accordance with the terms of the merger agreement.

Severance and Restructuring.  These costs were $5.1 million and $0.2 million for 2005 and 2006 respectively, and consist of charges resulting from staff reductions as the Company continued to match its employee levels to operational requirements.

Income Tax Expense.  For the period ended March 31, 2006, the Company recognized $8.2 million of income tax expense. The provision for the three months ended March 31, 2005 was $0.3 million. The increase in the provision for the current year was primarily due to higher income before income tax expense. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the $76.3 million of cash on hand at March 31, 2006, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The Company’s net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows:

	Three Months Ended
	March 31,		Increase/
	2005	2006	(Decrease)

Net cash provided by operating activities	$31,079	$43,069	$11,990
Net cash used in investing activities	$(2,437)	$(4,312)	$1,875
Net cash used in financing activities	$(38,526)	$(12)	$(38,514)

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

	Three Months Ended
	March 31,		Increase/
	2005	2006	(Decrease)

Cash received from customers	$167,622	$139,869	$(27,753)

Cash paid for —
Payroll and related expenses	46,945	27,467	(19,478)
Lease payments for tower locations	34,317	26,270	(8,047)
Telecommunications expenses	12,975	9,808	(3,167)
Interest expense	1,367	0	(1,367)
Other operating expenses	40,939	33,255	(7,684)

	136,543	96,800	(39,743)

Net cash provided by operating activities	$31,079	$43,069	$11,990

Net cash provided by operating activities for the three months ended March 31, 2006 increased $12.0 million from the same period in 2005 due primarily to the following:

•	Cash received from customers decreased $27.8 million in 2006 compared to the same period in 2005. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue decreases of $30.8 million, as discussed earlier, and a decrease in accounts receivable of $4.6 million in 2006 compared to $4.0 million in 2005.

•	Cash payments for payroll and related expenses decreased $19.5 million due primarily to lower payroll expenses. The lower payroll related expense resulted from the Company’s consolidation efforts during the integration of Arch and Metrocall. There was a net decrease of 592 FTEs from the same period in 2005.

•	Lease payments for tower locations decreased $8.0 million. This decrease was due primarily to tower payments for leased locations as the Company rationalized its network and negotiated lower payments under master lease agreements.

•	Cash used for telecommunications related expenditures decreased $3.2 million in 2006 compared to the same period in 2005. This increase was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses as the Company has reduced its operating expenses to support its smaller customer base.

•	The decrease in interest payments for the three months ended March 31, 2006 compared to the same period in 2005 was due to the repayment in August 2005 of the $140.0 million borrowed in November 2004 to partially fund a portion of the cash election in conjunction with the merger.

•	Cash payments for other expenses primarily include repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The decrease in these payments was primarily related to decreased balances of prepaid expenses and other current assets, lower payments for outside services of $0.3 million, taxes and permits of $1.6 million, and office expense of $0.5 million, offset by repairs and maintenance expense of $0.4 million. Other expenses have decreased as the Company has reduced overall costs to match its declining subscriber base.

Net Cash Used In Investing Activities.  Net cash used in investing activities in 2006 increased $1.9 million from the same period in 2005 due primarily to increased capital expenditures. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2006 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2006 to be between $15.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities in 2006 decreased $38.5 million from the same period in 2005. In November 2004, the Company borrowed $140.0 million to primarily fund a portion of the cash consideration related to the Metrocall merger. The Company’s use of cash in 2005 related primarily to principal repayments of those borrowings. All of this debt was repaid by September 30, 2005.

Borrowings.  At March 31, 2006, the Company had no borrowings outstanding.

Future Uses of Cash.  The Board of Directors is committed to reviewing its options of returning cash to its shareholders from time to time. Any such decision will be based on the Board of Directors’ judgment with respect to the Company’s operating performance and outlook, including future capital investment requirements and stock price.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. (Total rent expense under operating leases for the three-month period ending March 31, 2006 approximated $30.2 million.)

Other Commitments.  USA Mobility has a commitment to fund annual cash flow deficits, if any, of GTES, LLC (“GTES”), a company in which it has a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through March 31, 2006.

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

Related Party Transactions

Two of the Company’s directors, effective November 16, 2004, also serve as directors for entities from which it leases transmission tower sites. During the three months ended March 31, 2005 and 2006, the Company paid $4.9 million and $0.8 million, and $4.5 million and $4.5 million, respectively, to these two landlords for rent expenses. Each director has recused himself from any discussions or decisions the Company makes on matters relating to the respective vendor for which he serves as a director.

Application of Critical Accounting Policies

The preceding discussions and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Periodically, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, restructuring and severance accrued contingencies and income taxes. Management bases their estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, the Company has no outstanding debt financing.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended, (“Exchange Act”), as of the end of the period covered by this quarterly report.

Because of the material weaknesses identified as of December 31, 2004 and 2005 which have not yet been remediated, management has concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) were not effective as of March 31, 2006 to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Not withstanding the material weaknesses described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for all periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood, that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected.

Accordingly, management has determined the following material weaknesses in our internal control over financial reporting continue to exist as of March 31, 2006:

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

4. The Company did not maintain effective controls over the completeness, accuracy and valuation of asset retirement cost, asset retirement obligation and the related depreciation, amortization and accretion expense.  Specifically, the Company did not maintain effective controls to ensure that the asset retirement cost and asset retirement obligation were calculated utilizing the fair value of costs to deconstruct network assets, in accordance with generally accepted accounting principles. The Company also lacked effective controls to consistently apply their expectations of the usage of assets for recording depreciation expense with the estimates of transmitter deconstructions for the asset retirement obligation. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004, each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct the asset retirement cost and asset retirement obligation and the related depreciation, amortization and accretion expense. Additional, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

There were material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

•	We have hired a Senior Director of Internal Audit.

Management expects to continue to undertake changes in its operations and procedures throughout 2006 to remediate the material weaknesses identified above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its reported results of operations, cash flows or financial position.

Item 1A.	Risk Factors

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Dated: June 2, 2006

EXHIBIT INDEX

Exhibit No.		Description

31	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 2, 2006
31	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 2, 2006
32	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 2, 2006
32	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 2, 2006

*	Filed herewith