Form 10-K/A
period 2005-12-31
USA Mobility, Inc
filed 2006-06-13
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

The number of shares of Registrant’s common stock outstanding on May 19, 2006 was 27,346,978

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K to update the information in Item 11. “Executive Compensation,” under the subheading “Summary Compensation Table” for 2005 bonuses paid subsequent to the filing of our Form 10-K, and for errors made in reporting the amounts of restricted stock awarded in 2003 and 2004. As required by Rule 12b-15 of the Exchange Act, new certifications by our principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have also included the Exhibit Index as part of this Amendment No. 1. As further required by Rule 12b-15, this Amendment No. 1 sets forth the complete text of the amended item.

This Amendment No. 1 does not affect any other section of the Form 10-K not otherwise discussed herein and continues to speak as of the date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and the other most highly compensated executive officers of the Company (the “Named Executive Officers”), whose annual compensation equaled or exceeded $100,000 as of December 31, 2005.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards			Payouts
					Other	Restricted		Securities
	For the Year				Annual	Stock		Underlying	LTIP	All Other
	Ended	Salary	Bonus		Compensation	Awards		Options	Payouts	Compensation(d)
Name and Principal Position	December 31,	($)(a)	($)(a)(b)		($)	($)(c)		(#)	($)	($)

Vincent D. Kelly	2005	600,000	1,020,000	(q)	—	600,000	(e)	—	—	4,892
President and Chief	2004	558,192	530,000		—	—		—	—	1,002,229 (f)
Executive Officer	2003	511,502	1,590,000		—	—		60,000 (g)	—	4,308
Thomas L. Schilling(h)	2005	288,462	225,000	(q)	50,000 (p)	225,000	(i)			2,077
Chief Financial Officer	2004	—	—		—	—		—	—	—
	2003	—	—		—	—		—	—	—
Peter C. Barnett	2005	248,539	187,500	(q)	—	187,500	(j)	—	—	7,546
Chief Operating Officer	2004	218,676	149,625		—	44,814	(k)	—	—	6,812
	2003	210,017	562,500		—	12,564	(k)	—	—	6,477
Scott B. Tollefsen(l)	2005	143,269	92,969	(q)	25,000 (p)	109,400	(m)	—	—	—
General Counsel	2004	—	—		—	—		—	—	—
	2003	—	—		—	—		—	—	—
James H. Boso	2005	170,000	72,250	(q)	—	85,000	(n)	—	—	8,301
Executive Vice	2004	176,538	20,000		—	—		—	—	8,678
President of Sales	2003	170,000	70,700		—	—		—	—	9,675
Mark Garzone(o)	2005	—	—		—	—		—	—	—
Executive Vice	2004	—	—		—	—		—	—	—
President of Marketing	2003	—	—		—	—		—	—	—

(a)	Unless otherwise indicated, represents amounts paid by the Company in 2005 or by Arch or Metrocall, as applicable, to each of the Named Executive Officers in the year specified.

(b)	Includes bonuses earned in the year indicated, whether paid in the year indicated or the following year.

(c)	2005 amounts represent restricted stock granted on June 7, 2005 under the USA Mobility, Inc. Equity Incentive Plan. Amount of award based on the number of shares awarded multiplied by the closing stock price on the date of award ($26.78).

(d)	Includes allocation of employer contribution under the USA Mobility, Arch or Metrocall Savings and Retirement Plans, travel and phone allowances and other costs.

(e)	As of December 31, 2005, Mr. Kelly held 22,405 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $621,000.

(f)	Includes $1,000,000 bonus paid to Mr. Kelly by the Company as a result of the completion of the merger between Arch and Metrocall.

(g)	Represents options granted for the purchase of Metrocall common stock in fiscal year 2003. Holders of unexercised options to purchase Metrocall common stock received options to purchase 1.876 shares of USA Mobility, Inc. common stock at an exercise price equal to the exercise price per share of Metrocall common stock divided by 1.876.

(h)	Mr. Schilling joined the Company in January 2005 and, accordingly, no compensation information has been provided for 2004 and 2003, as it is not applicable.

(i)	As of December 31, 2005, Mr. Schilling held 8,402 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $233,000.

(j)	As of December 31, 2005, Mr. Barnett held 7,020 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $195,000.

(k)	Represents restricted stock awards granted in the respective year. Amount of award based on the number of shares awarded multiplied by the Arch closing stock price on the date of award. Shares of Arch common stock were exchanged one for one for shares of common stock of USA Mobility, Inc. on November 16, 2004. As of December 31, 2005, these awards were fully vested.

(l)	Mr. Tollefsen joined the Company in May 2005 and, accordingly, no compensation information has been provided for 2004 and 2003, as it is not applicable.

(m)	As of December 31, 2005, Mr. Tollefsen held 4,095 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $113,500.

(n)	As of December 31, 2005, Mr. Boso held 3,174 shares of restricted stock. On November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares is January 1, 2007, and the remainder will vest ratably over the course of the next year. At December 31, 2005 the aggregate market value of these shares was approximately $88,000.

(o)	Mr. Garzone joined the Company in January 2006 and, accordingly, no compensation information has been provided as it is not applicable.

(p)	Signing bonus.

(q)	Bonuses for 2005 were paid in June 2006 after filing of the Annual Report on Form 10-K for the year ended December 31, 2005.

Option Grants in Fiscal 2005

There were no options granted in fiscal 2005 by the Company.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

The following table shows information regarding option exercises by the Company’s Named Executive Officers during the fiscal year ended December 31, 2005, and the value and number of options to purchase our Common Stock unexercised and outstanding as of December 31, 2005. Also included is the value and number of exercisable and unexercisable options held as of December 31, 2005 by such Named Executive Officers:

•	“Exercise” means an employee’s acquisition of shares of Common Stock, “exercisable” means options to purchase shares of Common Stock which have already vested and which are subject to exercise, and “unexercisable” means all other options to purchase shares of Common Stock which have not vested.

•	The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($27.72 per share) and the exercise price of the Named Executive Officer’s options.

			Number of Securities		Value of Unexercised
			Underlying		In-the-Money
	Shares	Value	Unexercised Options at		Options at Fiscal
	Acquired on	Realized	Fiscal Year-End (#)		Year-End ($)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Vincent D. Kelly	56,280	1,480,595	—	—	—	—
Thomas L. Schilling	—	—	—	—	—	—
Peter C. Barnett	—	—	—	—	—	—
Scott B. Tollefsen	—	—	—	—	—	—
James H. Boso	14,070	341,525	—	—	—	—
Mark Garzone	—	—	—	—	—	—

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of securities outstanding under our equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

	Number of Shares
	to be Issued upon		Number of Securities
	Exercise of	Weighted-Average	Remaining Available
	Outstanding	Exercise Price of	for Future Issuance
	Options,	Outstanding	under Equity
	Warrants and	Options,	Compensation Plans
	Rights	Warrants and	(Excluding
Plan Category	(a)	Rights	Column (a))

Equity Compensation Plans Approved by Shareholders
USA Mobility, Inc. Equity Incentive Plan(1)	—	—	1,790,874
Arch Wireless, Inc. 2002 Stock Incentive Plan	1,981	$0.001	—
Metrocall Holdings, Inc. 2003 Stock Option Plan	—	$0.302	—
Equity Compensation Plans Not Approved by Shareholders
None	—	—	—

Total	1,981		1,790,874

(1)	The USA Mobility, Inc. Equity Incentive Plan provides that Common Stock authorized for issuance under the plan may be issued in the form of options and restricted stock.

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

The employment agreement provides that upon termination of employment, either by the Company without cause or by Mr. Kelly for good reason, he will be entitled to:

•	an amount equal to the product of (a) the greater of (x) two or (y) the number of years (and fraction thereof) remaining in the term of the agreement times (b) the full base salary then in effect;

•	an amount equal to the annual bonus paid or payable to Mr. Kelly with respect to the annual period prior to the year in which the termination of employment occurs;

•	full vesting of any equity compensation and the lapse of all restrictions with respect to any restricted stock granted to Mr. Kelly;

•	reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 for the duration of the applicable period to the extent Mr. Kelly elects such continuation coverage and is eligible and subject to the terms of the plan and the law;

•	If any payment or the value of any benefit received or to be received (“Payments”) by Mr. Kelly in connection with his termination of employment or contingent upon a Change of Control (as defined in the employment agreement) of the Company would be subject to any Excise Tax (as defined in the employment agreement), the Company shall pay to Mr. Kelly an additional amount such that the net amount Mr. Kelly retains, after deduction of the Excise Tax on such Payments, shall be equal to the total present value of such Payments at the time such Payments are to be made.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

USA MOBILITY, INC.

By:	/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

June 12, 2006

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004(2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003(3)
3.1	Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent(2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly(2)
10.4	Amendment No. 1 to the Credit Agreement(7)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(7)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan(5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan(5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan(6)
10.9	USA Mobility, Inc. Equity Incentive Plan(7)
10.10	Offer Letter, dated as of May 6, 2005, between USA Mobility, Inc. and Scott B. Tollefsen(8)
10.11	Offer Letter, dated as of December 14, 2005, between USA Mobility, Inc. and Mark Garzone(10)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant(9)
21.1	Subsidiaries of USA Mobility(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated June 12, 2006(11)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated June 12, 2006(11)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated June 12, 2006(11)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated June 12, 2006(11)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.

(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.

(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(6)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(9)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 22, 2004.

(10)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on May 24, 2006.

(11)	Filed herewith.