Form 10-Q
period 2006-06-30
USA Mobility, Inc
filed 2006-08-11
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,346,787 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of August 4, 2006.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$37,547	$109,164
Accounts receivable, net	38,177	29,581
Prepaid rent, expenses and other	10,660	11,788
Deferred income tax assets	18,895	15,902

Total current assets	105,279	166,435
Property and equipment, net	127,802	108,146
Goodwill	149,478	149,478
Intangible assets	40,654	32,651
Deferred income tax assets	207,150	203,696
Other assets	3,430	4,329

TOTAL ASSETS	$633,793	$664,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13	$—
Accounts payable and accrued liabilities	65,719	58,837
Dividends payable	—	81,784
Customer deposits	3,104	2,634
Deferred revenue	17,924	17,433

Total current liabilities	86,760	160,688
Other long-term liabilities	14,040	28,598

TOTAL LIABILITIES	$100,800	$189,286

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	521,298	475,446
Retained earnings	11,692	—

TOTAL STOCKHOLDERS’ EQUITY	532,993	475,449

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,793	$664,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$151,483	$122,025	$310,633	$250,786
Product sales	6,054	5,180	12,581	11,311

Total revenue	157,537	127,205	323,214	262,097

Operating expenses:
Cost of products sold	929	1,169	2,208	1,955
Service, rental and maintenance	56,156	44,769	112,606	92,861
Selling and marketing	11,182	11,118	21,644	22,177
General and administrative	47,010	32,208	96,665	68,349
Depreciation, amortization and accretion	35,224	18,900	75,819	37,695
Severance and restructuring	9,904	321	15,041	491

Total operating expenses	160,405	108,485	323,983	223,528

Operating income (loss)	(2,868)	18,720	(769)	38,569

Interest income (expense), net	(499)	1,023	(1,713)	1,572
Loss on extinguishment of long-term debt	(432)	—	(1,026)	—
Other income (expense)	(73)	988	64	1,050

Income (loss) before income tax expense	(3,872)	20,731	(3,444)	41,191
Income tax (expense) benefit	61	(9,779)	(230)	(17,974)

Net income (loss)	$(3,811)	$10,952	$(3,674)	$23,217

Basic net income (loss) per common share	$(0.14)	$0.40	$(0.14)	$0.85

Diluted net income (loss) per common share	$(0.14)	$0.40	$(0.14)	$0.84

Basic weighted average common shares outstanding	27,226,076	27,399,533	27,167,381	27,398,426

Diluted weighted average common shares outstanding	27,226,076	27,587,958	27,167,381	27,567,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2006
	(Unaudited and in thousands)

Cash flows from operating activities:
Net income (loss)	$(3,674)	$23,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	75,819	37,695
Deferred income tax expense (benefit)	(560)	6,446
Loss on extinguishment of long-term debt	1,026	—
Amortization of deferred financing costs	630	—
Amortization of stock based compensation	1,982	1,393
Provisions for doubtful accounts and service credits	11,328	7,897
(Gain) loss on disposals of property and equipment	(32)	404
Changes in assets and liabilities:
Accounts receivable	(9,442)	(723)
Prepaid rent, expenses and other	2,018	(872)
Intangibles and other long-term assets	2,560	321
Accounts payable and accrued expenses	(5,001)	(7,253)
Customer deposits and deferred revenue	(3,412)	(961)
Other long-term liabilities	(4,078)	12,839

Net cash provided by operating activities	69,164	80,403

Cash flows from investing activities:
Purchases of property and equipment	(5,383)	(9,019)
Proceeds from disposals of property and equipment	176	56
Receipts from long-term note receivable	181	190

Net cash used in investing activities	(5,026)	(8,773)

Cash flows from financing activities:
Repayment of long-term debt	(68,544)	(13)
Exercise of options	54	—

Net cash used in financing activities	(68,490)	(13)

Net increase (decrease) in cash and cash equivalents	(4,352)	71,617
Cash and cash equivalents, beginning of period	46,995	37,547

Cash and cash equivalents, end of period	$42,643	$109,164

Supplemental disclosure:
Interest paid	$1,996	$17

Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Preparation of Interim Financial Statements  — The condensed consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Amounts shown on the condensed consolidated statements of operations within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion, and severance and restructuring charges. These items are shown separately on the condensed consolidated statements of operations within Operating Expenses.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2005, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2005 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2005. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature.

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

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this quarterly report, which describes key risks associated with USA Mobility’s operations and industry.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Goodwill and Other Intangible Assets  — Goodwill of $149.5 million at June 30, 2006 resulted from the purchase accounting related to the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). The Company’s operations consists of one reporting unit to evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually. The Company has selected the fourth quarter to perform its annual impairment test. Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the six months ended June 30, 2005 and 2006 was $13.5 million and $8.0 million, respectively.

The Company did not record any impairments of long-lived assets, intangible assets or goodwill in the first and second quarters of 2005 or 2006, respectively. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. (For this evaluation the Company as a whole is considered the reporting unit.) Declines in the Company’s stock price impact the calculation of fair value of the reporting unit for purposes of this evaluation. Should the Company’s stock price continue to decline and/or other circumstances arise that would reduce the fair value of the reporting unit, there is a reasonable possibility that a material impairment to goodwill could occur.

Amortizable intangible assets are comprised of the following at June 30, 2006 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(36,924)	$31,669
Purchased Federal Communications Commission (“FCC”) licenses	5	3,526	(2,576)	950
Other	1	68	(36)	32

		$72,187	$(39,536)	$32,651

(5) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31, 2005	June 30, 2006

Accounts payable	$3,632	$3,175
Accrued compensation and benefits	12,332	11,473
Accrued network costs	6,960	5,749
Accrued taxes	28,891	29,005
Accrued other	13,904	9,435

Total accounts payable and other accrued liabilities	$65,719	$58,837

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(6) Asset Retirement Obligations  — The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), in 2002. SFAS 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million at both December 31, 2005 and June 30, 2006. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and eight years.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation, amortization and accretion expense for the six months ended June 30, 2005 and 2006 included $1.8 million and $0.7 million, respectively, related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets through 2013.

The components of the changes in the asset retirement obligation balances for the six months ended June 30, 2006 were as follows:

		Long-Term
	Current Portion	Portion
	(Dollars in thousands)

Balance at December 31, 2005	$3,608	$9,924
Accretion	249	1,331
Amounts paid	(1,590)	—

Balance at June 30, 2006	$2,267	$11,255

The balances above were included in accrued other and other long-term liabilities, respectively, at June 30, 2006.

(7) Other Long-Term Liabilities — Other long-term liabilities consist of the following (dollars in thousands):

	December 31, 2005	June 30, 2006

Income taxes	$3,769	$15,207
Asset retirement obligation — long term	9,924	11,255
Other long-term liabilities	347	2,136

Total other long-term liabilities	$14,040	$28,598

(8) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	General — At December 31, 2005 and June 30, 2006, there were 27,215,493 and 27,346,185 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at June 30, 2006, there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

On January 1, 2006 the Company implemented the provisions of SFAS No. 123R, Shared Based Payment (“SFAS 123R”). The implementation of SFAS 123R, including the cumulative effect of changes in expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company has followed the modified prospective transition election.

At June 30, 2006 there were no options fully vested and exercisable. 1,981 options were exercised in May 2006. Any disclosure requirements under SFAS No. 123, Accounting for Stock Based Compensation, related to stock options are not required.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees. Effective November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares for each eligible employee is January 1, 2007, and the remainder will vest ratably over the course of the next year, such that as of January 1, 2008, 100% of the restricted stock awards would be fully vested. The Company used the fair value based method of accounting for the award and will ratably amortize the $2.8 million to expense over the vesting period. A total of $0.09 million and $0.7 million was included in stock based compensation for the six months ended June 30, 2005 and 2006, respectively, in relation to these shares.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. In 2005, 15,835 shares were forfeited. In June 2006, 2,742 additional shares were forfeited. As of June 30, 2006, there were 56,935 remaining shares scheduled to vest on January 1, 2007; and 28,425 remaining shares are scheduled to vest ratably over the course of the following year, such that all shares awarded are scheduled to fully vest by January 1, 2008.

Additionally, on February 1, 2006, the Company awarded 127,548 shares of restricted stock to certain eligible employees. The vesting date for the restricted shares is January 1, 2009. An additional 5,024 shares were granted during the second quarter of 2006. The Company used the fair-value based method of accounting for the award and will ratably amortize the $3.4 million to expense over the vesting period. A total of $0.5 million was included in stock based compensation for the six months ended June 30, 2006, in relation to these shares.

Any unvested shares granted under the Incentive Plan are forfeited if the participant terminates employment with USA Mobility. In the second quarter of 2006, 3,075 shares were forfeited. As of June 30, 2006, there were 129,497 shares scheduled to fully vest by January 1, 2009.

Also on February 1, 2006, the Company awarded long-term incentive cash bonuses to the same certain eligible employees. The vesting date for these long-term incentive cash bonuses is January 1, 2009. The Company will ratably amortize the $3.5 million to expense over the vesting period. A total of $0.5 million was included in payroll and related expenses for the six months ended June 30, 2006, in relation to these long-term incentive cash bonuses. Any unvested long-term incentive cash bonuses are forfeited if the participant terminates employment with USA Mobility.

On May 3, 2006, the Board of Directors granted the non-executive Directors restricted stock units in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. Restricted stock units will be granted quarterly under the Equity Plan pursuant to a Restricted Stock Unit Agreement, based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive Director will receive $40,000 per year of restricted stock units ($50,000 for the chair of the Audit Committee), to be issued on a quarterly basis. On June 30, 2006, USA Mobility awarded 4,372 restricted stock units to the Company’s outside directors. These restricted stock units are fully vested on the date of grant, June 30, 2006. No shares are issued until the earlier of (i) the date the participant is no longer an eligible director, or (ii) immediately prior to a “change in the ownership of the corporation”. Prior to payment of vested shares, the restricted stock units are unsecured obligations of the Company. USA Mobility used the fair-value based method of accounting for the award. As the restricted stock units are fully vested on the date of grant, the Company recognized the expense of $0.1 million in June 2006.

In lieu of cash payments for directors’ fees earned since the date of the merger on November 16, 2004, through March 31, 2006, two directors elected to receive a total of 5,440 unrestricted shares of the Company’s common stock during June, August and October 2005 and January and April 2006, based upon the fair market value of a share of common stock at the date of issuance.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Cash Distributions to Shareholders — On June 7, 2006, the Board of Directors of USA Mobility declared a special one-time cash distribution to shareholders of $3.00 per share, with a record date of June 30, 2006, and a payment date of July 21, 2006. This cash distribution will be paid from available cash on hand.

•	Additional Paid in Capital — During June 2006, additional paid in capital decreased by $47.1 million as a result of the cash distribution to shareholders discussed above.

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding restricted stock using the “treasury stock” method plus the effect of outstanding restricted stock units, which are treated as contingently issuable shares. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net income	$(3,811)	$10,952	$(3,674)	$23,217

Weighted average shares of common stock outstanding	27,226,076	27,399,533	27,167,381	27,398,426
Dilutive effect of:
Restricted stock and restricted stock units	—	188,425	—	169,355

Weighted average shares of common stock and common stock equivalents	27,226,076	27,587,958	27,167,381	27,567,781

Earnings per share:
Basic	$(0.14)	$0.40	$(0.14)	$0.85

Diluted	$(0.14)	$0.40	$(0.14)	$0.84

(9) Revenue Recognition — Revenue consists primarily of monthly service and rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, messaging service revenue and product sale revenue, and that objective reliable evidence exists to recognize revenue separately for each element. Accordingly, the Company recognizes messaging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

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

In June 2005, the Company announced an alliance with Advanced Metering Data Systems, LLC (“AMDS”) and Sensus Metering Systems (“Sensus”) to provide meter-monitoring services over a narrow-band PCS network. The Company agreed to sell one of its FCC licenses and to provide tower space and other custom network services to AMDS. On August 29, 2005, the FCC approved the license sale. Closing occurred on October 12, 2005. Proceeds from these sales included a note receivable of $1.5 million and a royalty of 1% to 3% of net monitoring revenue derived from the use of the FCC license. The Company did not consider collectibility of the proceeds to be reasonably assured. As such, the Company recognized the gain on sale of the license through Other Income, as the monthly payments were made. Proceeds of $0.3 million were recognized as received in Other Income during the period October 12, 2005 to May 31, 2006. Revenue relating to the ancillary services agreement is recognized as earned as part of Service, Rental and Maintenance revenue.

On June 2, 2006, Sensus acquired substantially all of the assets and assumed certain liabilities of AMDS. Due to this change in control, the balance outstanding on the AMDS note receivable has been paid. Sensus assumed AMDS’ obligation to pay the balance of AMDS’ royalty fees in accordance with the original agreement and agreed to pay the full amount of the note in July. With subsequent collection of total proceeds in July, all four of the criteria for revenue recognition were met and the Company recognized in June 2006 $1.2 million in Other Income with respect to the AMDS note receivable.

(10) Stock Based Compensation Expense — Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of SFAS 123R, over the instruments’ vesting period. The following table reflects the income statement line items that include the $2.0 million and $1.4 million of stock based compensation for the six months ended June 30, 2005 and 2006, respectively (in thousands):

	Six Months
	Ended June 30,
	2005	2006

Service, rental and maintenance expense	$149	$164
Selling and marketing expense	86	337
General and administrative expense	1,747	892

Total stock based compensation expense	$1,982	$1,393

(11) Severance and Restructuring — The balance of this accrued liability will be paid during 2006. Severance cost charges in 2006 relate to the sale of an internally managed call center to an outside provider during the second quarter of 2006.

(12) Settlement Agreements — During the three months ended March 31, 2005, the Company reached a settlement agreement with a vendor for roaming credits held by USA Mobility and recorded a $1.5 million reduction to service, rental and maintenance expenses for this cash consideration. The Company will also utilize additional benefits of $0.5 million over the next 58 months as USA Mobility customers incur roaming charges on the vendor’s network.

(13) Income Taxes — USA Mobility accounts for income taxes under the liability method of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”). Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the accounting for income tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against deferred income tax assets if, based on available evidence, it is more likely than not that the deferred income tax assets would not be realized.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USA Mobility evaluates the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether, based on all available evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods.

The evaluation of the recoverability of the deferred income tax assets is based on historic and continued evidence of profitability since emerging from bankruptcy and the Company’s projections of increased profitability as a result of anticipated cost synergies made available through the November 2004 merger. To the extent that these anticipated cost synergies may not be realized in the future, or if the Company is unable to generate sufficient revenue and projections of future revenue are adjusted downward, a partial or full valuation allowance against deferred tax assets may be required.

The anticipated effective tax rate is expected to continue to differ from the statutory federal tax rate of 35%, primarily due to the effect of state income taxes.

(14) Related Party Transactions — Two of USA Mobility’s directors, effective November 16, 2004, also serve as directors for entities from which the Company leases transmission tower sites. During the six months ended June 30, 2005 and 2006, the Company paid $13.5 million and $1.7 million, and $9.0 million and $9.3 million, respectively, to these two landlords for rent expenses that are included in service, rental and maintenance expenses. Each director has recused himself from any discussions or decisions by the Company on matters relating to the respective vendor for which he serves as a director.

(15) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(16) New Accounting Pronouncements — In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact, if any, FIN 48 will have on the Company.

(17) Commitments and Contingencies — In November 2004, USA Mobility entered into a contract under which the Company is committed to purchase $10.0 million in telecommunication services over a two-year period ending in October 2006.

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

In September 2005, USA Mobility entered into an additional contract with another vendor under which the Company is committed to purchase $27.9 million in telecommunication services over a three-year period ending in August 2008.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, as a result of the sale of an internally managed call center to an outside provider, USA Mobility entered into a Master Service Agreement (“MSA”) with TPUSA, Inc. (“TPUSA”). Under this MSA, USA Mobility will pay a minimum monthly amount for call center services. The MSA was effective June 8, 2006, and the minimum monthly commitment expires on December 31, 2006. The minimum monthly commitment during this period is $500,000.

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and within “Item 1A. Risk Factors” of Part II of this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. USA Mobility undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” section of Part II of this quarterly report.

Overview

The following discussion and analysis should be read in conjunction with USA Mobility’s consolidated financial statements and related notes and “Item 1A. Risk Factors”, which describe key risks associated with the Company’s operations and industry, and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005: “Overview,” “Results of Operations,” “Liquidity and Capital Resources,” “Inflation” and “Application of Critical Accounting Policies.”

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

Product and Service Overview

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of June 30, 2006, USA Mobility sales personnel were located in approximately 92 offices in 35 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on national business accounts; federal government accounts; advanced wireless services; systems sales applications; telemetry and other product offerings.

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

The following table sets forth units in service associated with the Company’s channels of distribution:

			As of		As of
	As of		March 31,		June 30,
	June 30, 2005(a)		2006		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	4,496	84%	4,002	86%	3,854	87%
Indirect	852	16%	632	14%	577	13%

Total	5,348	100%	4,634	100%	4,431	100%

(a)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

Customers may subscribe to one- or two-way messaging services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

Subscribers to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Local coverage generally allows the subscriber to receive messages within a small geographic area, such as a city. Regional coverage allows a subscriber to receive messages in a larger area, which may include a large portion of a state or sometimes groups of states. Nationwide coverage allows a subscriber to receive messages in major markets throughout the United States. The monthly fee generally increases with coverage area. Two-way messaging is generally offered on a nationwide basis.

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2005(a)		2006		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	4,876	91%	4,214	91%	4,030	91%
Two-way messaging	472	9%	420	9%	401	9%

Total	5,348	100%	4,634	100%	4,431	100%

(a)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and its indirect customers at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2005(a)		2006		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	3,983	74%	3,625	78%	3,511	79%
Owned by subscribers	513	10%	378	8%	343	8%
Owned by indirect customers or their subscribers	852	16%	631	14%	577	13%

Total	5,348	100%	4,634	100%	4,431	100%

(a)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

USA Mobility derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally driven by the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of the Company’s success in retaining subscribers, which is important in order to maintain recurring revenues and to control operating expenses.

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Three Months Ended
	June 30, 2005(a)		March 31, 2006		June 30, 2006
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	165	459	123	304	134	282
Indirect	99	315	28	100	23	78

Total	264	774	151	404	157	360

(a)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system.

The demand for one-way and two-way messaging services declined during the six months ended June 30, 2006, and USA Mobility believes demand will continue to decline for the foreseeable future.

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

	For the Three Months Ended
	June 30,	March 31,	June 30,
	2005(a)	2006	2006

Direct	$9.89	$9.44	$9.32
Indirect	$4.58	$4.89	$4.97
Consolidated	$9.02	$8.80	$8.74

(a)	Includes a 238,000 reduction of units in service due to the conversion of the Metrocall billing system to the Arch billing system at the beginning of the period in calculating average revenue per unit.

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues decreased year over year, and the Company expects future sequential quarterly revenues to decline. The decrease in consolidated ARPU for the quarter ended June 30, 2006 from the quarters ended June 30, 2005 and March 31, 2006, was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. USA Mobility expects that ARPU for its direct units in service will decline in future periods.

Operating Expense Overview

Certain of the Company’s operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services and consist largely of telephone charges to deliver messages over the Company’s networks, lease payments for transmitter locations and payroll expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with USA Mobility’s direct and indirect sales forces and marketing expenses in support of the sales force. This classification consists primarily of salaries, commissions, and other payroll-related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the quarter ended June 30, 2006, approximately 68.1% of the expenses referred to above were incurred in three expense categories: payroll and related expenses; lease payments for transmitter locations; and telecommunications expenses.

Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 full time equivalents employees (“FTEs”) at the time of the merger to 1,308 FTEs at June 30, 2006. During the second quarter 2006, USA Mobility sold an internally managed call center to an outside provider, resulting in a reduction of 203 FTEs. While certain staff reductions have resulted in significant severance expenses, the Company’s on-going cost of payroll and related expenses will be reduced.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $233.1 million and $185.3 million for the six months ended June 30, 2005 and 2006, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future quarters, expense reductions will be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines. However, there can be no assurance that the Company will be able to maintain margins or generate net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2005 and 2006

	Three Months Ended June 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$151,483	96.2%	$122,025	95.9%	$(29,458)	(19.4)%
Product sales	6,054	3.8	5,180	4.1	(874)	(14.4)

	$157,537	100.0%	$127,205	100.0%	$(30,332)	(19.3)%

Selected operating expenses:
Cost of products sold	929	0.6	1,169	0.9	240	25.8
Service, rental and maintenance	56,156	35.6	44,769	35.2	(11,387)	(20.3)
Selling and marketing	11,182	7.1	11,118	8.7	(64)	(0.6)
General and administrative	47,010	29.8	32,208	25.3	(14,802)	(31.5)

	$115,277	73.2%	$89,264	70.2%	$(26,013)	(22.6)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s revenues were $157.5 million and $127.2 million for the three months ended June 30, 2005 and 2006, respectively.

	Three Months
	Ended June 30,
	2005	2006
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$108,353	$87,394
Two-way messaging	27,678	22,480

	$136,031	$109,874

Indirect:
One-way messaging	$9,999	$7,007
Two-way messaging	2,369	1,991

	$12,368	$8,998

Total Paging:
One-way messaging	$118,352	$94,401
Two-way messaging	30,047	24,471

	$148,399	$118,872

Non-Paging revenue	3,084	3,153

Total service, rental and maintenance revenues	$151,483	$122,025

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2005 and 2006 and the change in revenue associated with differences in the number of units in service and ARPU.

	Units in Service			Revenues
	As of June 30,			Three Months Ended June 30,			Change Due to:
	2005	2006	Change	2005(a)	2006(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,876	4,030	(846)	$118,352	$94,401	$(23,951)	$(3,088)	$(20,863)
Two-way messaging	472	401	(71)	30,047	24,471	(5,576)	(1,187)	(4,389)

Total	5,348	4,431	(917)	$148,399	$118,872	$(29,527)	$(4,275)	$(25,252)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.2 million increase for the three months ended June 30, 2006 was due primarily to an increase in system sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended June 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$32,067	20.4%	$25,021	19.7%	$(7,046)	(22.0)%
Telecommunications related expenses	11,821	7.5	8,481	6.7	(3,340)	(28.3)
Payroll and related expenses	7,600	4.8	6,578	5.2	(1,022)	(13.4)
Stock based compensation	52	0.0	83	0.1	31	59.6
Other	4,616	2.9	4,606	3.6	(10)	(0.2)

Total	$56,156	35.6%	$44,769	35.2%	$(11,387)	(20.3)%

As illustrated in the table above, service, rental and maintenance expenses decreased $11.4 million or 20.3% from 2005.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The decrease of $7.0 million in lease payments for transmitter locations is primarily due to the rationalization of Arch’s two-way network and renegotiated master lease agreements. As discussed earlier, the combined Company has deconstructed one of its two-way networks and has begun to rationalize its one-way networks. The Company has negotiated two master lease agreements (“MLAs”) that cover approximately 26% of its transmitters. These MLAs provide for a maximum monthly rental for a fixed number of sites that can decline over time. These MLAs have allowed the Company to reduce its lease payment expense as its network rationalization continues. As required by SFAS No. 13, Accounting for Leases (“SFAS No. 13”), the Company is required to expense its lease payments on a straight-line basis. This has increased prepaid rent by $1.1 million for the three months ended June 30, 2006.

•	Telecommunications related expenses — The decrease of $3.3 million in telecommunications expenses is due to the consolidation of one-way and two-way networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll for this category decreased $1.0 million due primarily to a reduction in headcount. Total FTEs declined by 97 from 456 FTEs at June 30, 2005 to 359 FTEs at June 30, 2006.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The slight increase for the quarter ended June 30, 2006, reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until January 1, 2009.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $0.06 million or 0.6% over 2005. While total FTEs declined by 120 from 554 FTEs at June 30, 2005 to 434 FTEs at June 30, 2006, the Company has launched a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	Three Months Ended June 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$17,926	11.4%	$11,412	9.0%	$(6,514)	(36.3)%
Stock based compensation	519	0.3	461	0.4	(58)	(11.2)
Bad debt	963	0.6	1,705	1.3	742	77.1
Facility expenses	5,288	3.4	3,973	3.1	(1,315)	(24.9)
Telecommunications	2,416	1.5	1,982	1.6	(434)	(18.0)
Outside services	7,988	5.1	5,631	4.4	(2,357)	(29.5)
Taxes and permits	4,855	3.1	2,708	2.1	(2,147)	(44.2)
Other	7,055	4.5	4,336	3.4	(2,719)	(38.5)

Total	$47,010	29.8%	$32,208	25.3%	$(14,802)	(31.5)%

As illustrated in the table above, general and administrative expenses decreased $14.8 million from the period ended June 30, 2005 due primarily to headcount reductions and office closures since the inclusion of Metrocall operations. The percentages of these expenses to revenue also decreased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. The decrease in this expense was due primarily to a reduction in headcount since the Metrocall merger. Total general and administration FTEs decreased by 550 from 1,065 FTEs at June 30, 2005 to 515 FTEs at June 30, 2006. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2006; however, the most significant reductions occurred throughout 2005.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The decrease for the quarter ended June 30, 2006 reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until January 1, 2009.

•	Bad Debt — The increase of $0.7 million in bad debt expense reflects a revision to the Company’s analysis of its bad debt experience. Based on expected trends the Company increased its bad debt expense as a percentage of the related revenue.

•	Facility Expenses — The decrease of $1.3 million is primarily due to the closure of office facilities as part of the Company’s continued rationalization resulting from the merger of Arch and Metrocall.

•	Telecommunications — The decrease of $0.4 million in telecommunications expense reflects continued office reductions as USA Mobility continue to streamline their operations, particularly as a result of the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in 2006 was due primarily to a reduction in professional service fees for integration-related activities incurred in 2005. The Company expects outside services expense to increase in the foreseeable future, due to increased outsourced customer service costs resulting from the sale of an internally managed call center to an outside provider in June 2006.

•	Taxes and Permits — Taxes and permits consist of property, franchise, sales and use, and gross receipts taxes. The decrease in taxes and permits of $2.1 million is mainly due to lower gross receipts taxes of $1.3 million and lower property taxes of $0.8 million.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $1.5 million, repairs and maintenance associated with computer hardware and software of $0.3 million, insurance of $1.0 million and other expenses of $1.5 million, which decreased primarily due to declines in orders shipped, changes in transportation methods for shipments and returns, and cost savings resulting from office closures.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $18.9 million for the quarter ended June 30, 2006 from $35.2 million for the same period in 2005. The decrease was primarily due to $8.6 million of fully depreciated paging infrastructure and other assets, $5.2 million in lower depreciation expense on paging devices resulting from lower purchases of paging devices and from fully depreciated paging devices, and $2.6 million in amortization expense.

Severance and Restructuring Charges.  These costs were $9.9 million and $0.3 million for the three months ended 2005 and 2006 respectively, and consist of charges resulting from staff reductions as the Company continues to match its employee levels to operational requirements.

Interest Income (Expense).  Net interest income is $1.0 million for the period ended June 30, 2006 compared to net expense of $0.5 million for the same period in 2005. This increase was due to the investment of available cash in short term interest bearing accounts for the three months ended June 30, 2006, versus interest expense for the same period in 2005 on the $41.5 million of average debt outstanding that was used to partially fund the cash consideration to Metrocall shareholders.

Income Tax Expense.  For the period ended June 30, 2006, the Company recognized $9.8 million of income tax expense. The benefit for the three months ended June 30, 2005 was $0.06 million. The increase in the provision for the current year was primarily due to higher income before income tax expense, and included a charge of $1.5 million in the second quarter of 2006 resulting from recently enacted changes in income tax laws primarily in Texas. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Comparison of the Results of Operations for the Six Months Ended June 30, 2005 and 2006

	Six Months Ended June 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$310,633	96.1%	$250,786	95.7%	$(59,847)	(19.3)%
Product sales	12,581	3.9	11,311	4.3	(1,270)	(10.1)

	$323,214	100.0%	$262,097	100.0%	$(61,117)	(18.9)%

Selected operating expenses:
Cost of products sold	2,208	0.7	1,955	0.7	(253)	(11.5)
Service, rental and maintenance	112,606	34.8	92,861	35.4	(19,745)	(17.5)
Selling and marketing	21,644	6.7	22,177	8.5	533	2.5
General and administrative	96,665	29.9	68,349	26.1	(28,316)	(29.3)

	$233,123	72.1%	$185,342	70.7%	$(47,781)	(20.5)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s revenues were $323.2 million and $262.1 million for the six months ended June 30, 2005 and 2006, respectively.

	Six Months
	Ended June 30,
	2005	2006
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$221,654	$179,492
Two-way messaging	57,158	46,274

	$278,812	$225,766

Indirect:
One-way messaging	$21,260	$14,750
Two-way messaging	4,915	4,029

	$26,175	$18,779

Total Paging:
One-way messaging	$242,914	$194,242
Two-way messaging	62,073	50,303

	$304,987	$244,545

Non-Paging revenue	5,646	6,241

Total service, rental and maintenance revenues	$310,633	$250,786

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2005 and 2006 and the change in revenue associated with differences in the number of units in service and ARPU.

	Units in Service			Revenues
	As of June 30,			Six Months Ended June 30,			Change Due to:
	2005	2006	Change	2005(a)	2006(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,876	4,030	(846)	$242,914	$194,242	$(48,672)	$(4,959)	$(43,713)
Two-way messaging	472	401	(71)	62,073	50,303	(11,770)	(2,974)	(8,796)

Total	5,348	4,431	(917)	$304,987	$244,545	$(60,442)	$(7,933)	$(52,509)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.3 million decrease for the six months ended June 30, 2006 was due primarily to a reduction in product sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Six Months Ended June 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$65,108	20.1%	$51,120	19.5%	$(13,988)	(21.5)%
Telecommunications related expenses	22,107	6.8	17,579	6.7	(4,528)	(20.5)
Payroll and related expenses	16,516	5.1	13,624	5.2	(2,892)	(17.5)
Stock based compensation	149	0.0	164	0.1	15	10.1
Other	8,726	2.7	10,374	4.0	1,648	18.9

Total	$112,606	34.8%	$92,861	35.4%	$(19,745)	(17.5)%

As illustrated in the table above, service, rental and maintenance expenses decreased $19.7 million or 17.5% from 2005.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The decrease of $14.0 million in lease payments for transmitter locations is primarily due to the rationalization of Arch’s two-way network and renegotiated master lease agreements. As discussed earlier, the combined Company has deconstructed one of its two-way networks and has begun to rationalize its one-way networks. The Company has negotiated two master lease agreements (“MLAs”) that cover approximately 26% of its transmitters. These MLAs provide for a maximum monthly rental for a fixed number of sites that can decline over time. These MLAs have allowed the Company to reduce its lease payment expense as its network rationalization continues. As required by SFAS No. 13, the Company is required to expense its lease payments on a straight-line basis. This has increased prepaid rent by $2.2 million for the six months ended June 30, 2006.

•	Telecommunications related expenses — The decrease of $4.5 million in telecommunications expenses is due to the consolidation of one-way and two-way networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll for this category decreased $2.9 million due primarily to a reduction in headcount. Total FTEs declined by 97 from 456 FTEs at June 30, 2005 to 359 FTEs at June 30, 2006.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The slight increase for the six months ended June 30, 2006 reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until January 1, 2009.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $0.5 million or 2.5% over 2005. While total FTEs declined by 120 from 554 FTEs at June 30, 2005 to 434 FTEs at June 30, 2006, the Company has launched a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	Six Months Ended June 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$36,603	11.3%	$23,742	9.1%	$(12,861)	(35.1)%
Stock based compensation	1,747	0.5	892	0.3	(855)	(48.9)
Bad debt	2,490	0.8	3,495	1.3	1,005	40.4
Facility expenses	11,400	3.5	8,077	3.1	(3,323)	(29.1)
Telecommunications	5,314	1.6	4,230	1.6	(1,084)	(20.4)
Outside services	14,756	4.6	12,050	4.6	(2,706)	(18.3)
Taxes and permits	10,164	3.1	6,857	2.6	(3,307)	(32.5)
Other	14,191	4.4	9,006	3.4	(5,185)	(36.5)

Total	$96,665	29.9%	$68,349	26.1%	$(28,316)	(29.3)%

As illustrated in the table above, general and administrative expenses decreased $28.3 million from the six-month period ended June 30, 2005 due primarily to headcount reductions and office closures since the inclusion of Metrocall operations. The percentages of these expenses to revenue also decreased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. The decrease in this expense was due primarily to a reduction in headcount since the Metrocall merger. Total general and administration FTEs decreased by 550 from 1,065 FTEs at June 30, 2005 to 515 FTEs at June 30, 2006. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2006; however, the most significant reductions occurred throughout 2005.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The decrease for the six months ended June 30, 2006 reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until January 1, 2009.

•	Bad Debt — The increase of $1.0 million in bad debt expense reflects a revision to the Company’s analysis of its bad debt experience. Based on expected trends the Company increased its bad debt expense as a percentage of the related revenue.

•	Facility Expenses — The decrease of $3.3 million is primarily due to the closure of office facilities as part of the Company’s continued rationalization resulting from the merger of Arch and Metrocall.

•	Telecommunications — The decrease of $1.1 million in telecommunications expense reflects continued office reductions as USA Mobility continue to streamline their operations, particularly as a result of the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in 2006 was due primarily to a reduction in professional service fees for integration-related activities incurred in 2005. The Company expects outside services expense to increase in the foreseeable future, due to increased outsourced customer service costs resulting from the sale of an internally managed call center to an outside provider in June 2006.

•	Taxes and Permits — Taxes and permits consist of property, franchise, sales and use, and gross receipts taxes. The decrease in taxes and permits of $3.3 million is mainly due to lower gross receipts taxes of $1.8 million and lower property taxes of $1.3 million.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $2.7 million, repairs and maintenance associated with computer hardware and software of $1.1 million, insurance of $1.9 million and other expenses of $3.3 million, which decreased primarily due to declines in orders shipped, changes in transportation methods for shipments and returns, and cost savings resulting from office closures.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $37.7 million for the six months ended June 30, 2006 from $75.8 million for the same period in 2005. The decrease was primarily due to $18.1 million of fully depreciated paging infrastructure and other assets, $14.7 million in lower depreciation expense on paging devices resulting from lower purchases of paging devices and from fully depreciated paging devices, and $5.4 million in amortization expense.

Severance and Restructuring Charges.  These costs were $15.0 million and $0.5 million for the six months ended 2005 and 2006 respectively, and consist of charges resulting from staff reductions as the Company continues to match its employee levels to operational requirements.

Interest Income (Expense).  Net interest income is $1.6 million for the six months ended June 30, 2006 compared to net expense of $1.7 million for the same period in 2005. This increase was due to the investment of available cash in short term interest bearing accounts for the six months ended June 30, 2006, versus interest expense for the same period in 2005 on the $60.8 million of average debt outstanding that was used to partially fund the cash consideration to Metrocall shareholders.

Income Tax Expense.  For the six month period ended June 30, 2006, the Company recognized $18.0 million of income tax expense. The provision for the six months ended June 30, 2005 was $0.2 million. The increase in the provision for the current year was primarily due to higher income before income tax expense, and included a charge of $1.5 million in the second quarter of 2006 resulting from recently enacted changes in income tax laws primarily in Texas. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at June 30, 2006, after the payment of the special cash distribution on July 21, 2006, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The Company’s net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	Six Months Ended
	June 30,		Increase/
	2005	2006	(Decrease)

Net cash provided by operating activities	$69,164	$80,403	$11,239
Net cash used in investing activities	$(5,026)	$(8,773)	$3,747
Net cash used in financing activities	$(68,490)	$(13)	$(68,477)

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

	Six Months Ended
	June 30,		Increase/
	2005	2006	(Decrease)

Cash received from customers	$321,778	$268,696	$(53,082)

Cash paid for —
Payroll and related expenses	85,731	59,912	(25,819)
Lease payments for tower locations	67,235	51,405	(15,830)
Telecommunications expenses	24,857	19,576	(5,281)
Interest expense	1,996	17	(1,979)
Other operating expenses	72,795	57,383	(15,412)

	252,614	188,293	(64,321)

Net cash provided by operating activities	$69,164	$80,403	$11,239

Net cash provided by operating activities for the six months ended June 30, 2006 increased $11.2 million from the same period in 2005 due primarily to the following:

•	Cash received from customers decreased $53.1 million in 2006 compared to the same period in 2005. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue decreases of $61.1 million, as discussed earlier, and a decrease in accounts receivable of $8.6 million in 2006 compared to $2.1 million in 2005.

•	Cash payments for payroll and related expenses decreased $25.8 million due primarily to lower payroll expenses. The lower payroll related expense resulted from the Company’s consolidation efforts during integration. There was a net decrease of 767 FTEs from the same period in 2005.

•	Lease payments for tower locations decreased $15.8 million. This decrease was due primarily to tower payments for leased locations as the Company rationalized its network and negotiated lower payments under master lease payments.

•	Cash used for telecommunications related expenditures decreased $5.3 million in 2006 compared to the same period in 2005. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expense and general and administrative expenses as the Company has reduced its operating expenses to support its smaller customer base.

•	The decrease in interest payments for the six months ended June 30, 2006 compared to the same period in 2005 was due to the repayment in August 2005 of the $140.0 million borrowed in November 2004 to partially fund a portion of the cash election in conjunction with the merger.

•	Cash payments for other expenses primarily include repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The decrease in these payments was primarily related to decreased balances of prepaid expenses and other current assets, lower payments for outside services of $3.0 million, taxes and permits of $3.7 million, office expense of $0.8 million, and repairs and maintenance expense of $0.6 million. Other expenses have decreased as the Company has reduced overall costs to match its declining subscriber base.

Net Cash Used In Investing Activities.  Net cash used in investing activities in 2006 increased $3.7 million from the same period in 2005 due primarily to increased capital expenditures. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2006 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2006 to be between $20.0 and $22.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities in 2006 decreased $68.5 million from the same period in 2005. In November 2004, the Company borrowed $140.0 million to primarily fund a portion of the cash consideration related to the Metrocall merger. The Company’s use of cash in 2005 related primarily to principal repayments of those borrowings. All of this debt was repaid by September 30, 2005.

Cash Distributions to Shareholders.  On June 7, 2006, the Board of Directors of USA Mobility declared a special one-time cash distribution to shareholders of $3.00 per share, with a record date of June 30, 2006, and a payment date of July 21, 2006. This cash distribution will be paid from available cash on hand.

Borrowings.  At June 30, 2006, the Company had no borrowings outstanding.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. (Total rent expense under operating leases for the six-month period ending June 30, 2006 approximated $57.4 million.)

Other Commitments.  USA Mobility has a commitment to fund annual cash flow deficits, if any, of GTES, LLC (“GTES”), a company in which it has a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through June 30, 2006.

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

Related Party Transactions

Two of the Company’s directors, effective November 16, 2004, also serve as directors for entities from which it leases transmission tower sites. During the six months ended June 30, 2005 and 2006, the Company paid $13.5 million and $1.7 million, and $9.0 million and $9.3 million, respectively, to these two landlords for rent expenses. Each director has recused himself from any discussions or decisions the Company makes on matters relating to the respective vendor for which he serves as a director.

Application of Critical Accounting Policies

The preceding discussions and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, restructuring and severance accrued contingencies, and income taxes. Management bases their estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, the Company has no outstanding debt financing.

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

Because of the material weaknesses identified as of December 31, 2004 and 2005 which have not yet been remediated, management has concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2006 to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Not withstanding the material weaknesses described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for all periods presented.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected.

Accordingly, management has determined the following material weaknesses in our internal control over financial reporting continue to exist as of June 30, 2006:

1. The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes and the related deferred income tax balances.  Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculation and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances; the Company lacked effective controls to accurately determine the effective overall income tax rate to use in tax provision computations; the Company lacked effective controls to appropriately analyze, review and assess the impact of state laws on the recoverability of the Company’s state net operating losses; and the Company lacked controls over the valuation of deferred tax assets to ensure the appropriate application of federal limitations. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004, restatement of each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct income tax expense, deferred tax assets, additional paid-in capital and goodwill accounts. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

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

4. The Company did not maintain effective controls over the completeness, accuracy and valuation of asset retirement costs, asset retirement obligation and the related depreciation, amortization and accretion expense. Specifically, the Company did not maintain effective controls to ensure that the asset retirement cost and asset retirement obligation were calculated utilizing the fair value of costs to deconstruct network assets, in accordance with generally accepted accounting principles. The Company also lacked effective controls to consistently apply their expectations of the usage of assets for recording depreciation expense with the estimates of transmitter deconstructions for the asset retirement obligation. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and 2004, each of the first three interim periods in 2004 and 2005 and audit adjustments to the Company’s 2005 financial statements to correct the asset retirement cost and asset retirement obligation and the related depreciation, amortization and accretion expense. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

As described in the Company’s 2005 Form 10-K, management has undertaken specific steps to address the material weaknesses identified above. The implementation of these specific steps continues. Notwithstanding such efforts the material weaknesses described above will not be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective.

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

On August 9, 2006, the Company held its annual meeting of stockholders. A total of 26,018,779 shares were represented in person or by proxy at the meeting. Eight directors were elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected or appointed. The results of the election were as follows:

	In Favor	Against	Abstain

David Abrams	25,845,661	173,118	—
James V. Continenza	25,855,508	163,271	—
Nicholas A. Gallopo	25,776,730	242,049	—
Vincent D. Kelly	25,856,837	161,942	—
Brian O’Reilly	25,856,015	162,764	—
Matthew Oristano	25,710,851	307,928	—
Samme L. Thompson	25,855,371	163,408	—
Royce Yudkoff	25,785,578	233,201	—

Item 5.	Other Information

On July 7, 2006, the Audit Committee of the Board of Directors of the Company appointed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm for the reviews of the second and third quarters of 2006, and for the independent examination of the 2006 financial statements.

The Company did not consult Grant Thornton during the Company’s two most recent fiscal years ended December 31, 2004 and 2005 and any subsequent interim period prior to engaging Grant Thornton regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company and no oral advice was provided that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Dated: August 11, 2006

EXHIBIT INDEX

Exhibit No.		Description

31	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2006
31	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 11, 2006
32	.1*	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2006
32	.2*	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 11, 2006

*	Filed herewith