Form 10-Q
period 2006-09-30
USA Mobility, Inc
filed 2006-11-09
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,347,224 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of November 3, 2006.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$37,547	$58,701
Accounts receivable, net	38,177	28,520
Prepaid rent, expenses and other	10,660	8,821
Deferred income tax assets	18,895	14,801

Total current assets	105,279	110,843
Property and equipment, net	127,802	99,023
Goodwill	149,478	149,478
Intangible assets	40,654	29,418
Deferred income tax assets	207,150	194,905
Other assets	3,430	6,312

TOTAL ASSETS	$633,793	$589,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13	$—
Accounts payable and accrued liabilities	65,719	62,210
Dividends payable	—	390
Customer deposits	3,104	2,438
Deferred revenue	17,924	16,424

Total current liabilities	86,760	81,462
Other long-term liabilities	14,040	23,733

TOTAL LIABILITIES	$100,800	$105,195

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	521,298	476,122
Retained earnings	11,692	8,659

TOTAL STOCKHOLDERS’ EQUITY	532,993	484,784

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,793	$589,979

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$145,014	$114,702	$455,647	$365,488
Product sales	6,940	4,851	19,521	16,162

Total revenue	151,954	119,553	475,168	381,650

Operating expenses:
Cost of products sold	945	1,184	3,153	3,139
Service, rental and maintenance	53,782	42,489	166,388	135,351
Selling and marketing	11,328	10,929	32,972	33,106
General and administrative	43,437	30,994	140,102	99,343
Depreciation, amortization and accretion	28,876	18,361	104,695	56,056
Severance and restructuring	855	682	15,896	1,173

Total operating expenses	139,223	104,639	463,206	328,168

Operating income	12,731	14,914	11,962	53,482
Interest income (expense), net	(18)	717	(1,731)	2,289
Loss on extinguishment of long-term debt	(312)	—	(1,338)	—
Other income	76	103	140	1,154

Income before income tax expense	12,477	15,734	9,033	56,925
Income tax expense	(3,750)	(7,075)	(3,979)	(25,049)

Net income	$8,727	$8,659	$5,054	$31,876

Basic net income per common share	$0.32	$0.32	$0.19	$1.16

Diluted net income per common share	$0.32	$0.31	$0.18	$1.16

Basic weighted average common shares outstanding	27,365,701	27,400,853	27,234,214	27,399,244

Diluted weighted average common shares outstanding	27,465,990	27,575,039	27,408,765	27,563,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2006
	(Unaudited and in thousands)

Cash flows from operating activities:
Net income	$5,054	$31,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	104,695	56,056
Deferred income tax expense (benefit)	(4,685)	12,836
Loss on extinguishment of long-term debt	1,338	—
Amortization of deferred financing costs	714	—
Amortization of stock based compensation	2,253	2,133
Provisions for doubtful accounts and service credits	17,221	12,640
(Gain) loss on disposals of property and equipment	(30)	389
Changes in assets and liabilities:
Accounts receivable	(23,558)	(4,690)
Prepaid rent, expenses and other	2,194	2,247
Intangibles and other long-term assets	5,004	360
Accounts payable and accrued expenses	(9,082)	(4,077)
Customer deposits and deferred revenue	(4,583)	(2,166)
Other long-term liabilities	3,566	7,308

Net cash provided by operating activities	100,101	114,912

Cash flows from investing activities:
Purchases of property and equipment	(9,327)	(14,171)
Proceeds from disposals of property and equipment	259	115
Receipts from long-term notes receivable	259	1,707

Net cash used in investing activities	(8,809)	(12,349)

Cash flows from financing activities:
Repayment of long-term debt	(95,044)	(13)
Dividends paid	—	(81,396)
Exercise of Options	80	—

Net cash used in financing activities	(94,964)	(81,409)

Net increase (decrease) in cash and cash equivalents	(3,672)	21,154
Cash and cash equivalents, beginning of period	46,995	37,547

Cash and cash equivalents, end of period	$43,323	$58,701

Supplemental disclosure:
Interest paid	$2,210	$34

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Goodwill and Other Intangible Assets  — Goodwill of $149.5 million at September 30, 2006 resulted from the purchase accounting related to the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). The Company’s operations consist of one reporting unit to evaluate goodwill. Goodwill is not amortized, but is evaluated for impairment annually. The Company has selected the fourth quarter to perform its annual impairment test. Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the nine months ended September 30, 2005 and 2006 was $19.3 million and $11.4 million, respectively.

The Company did not record any impairments of long-lived assets, intangible assets or goodwill in the first, second and third quarters of 2005 or 2006, respectively. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. (For this evaluation the Company as a whole is considered the reporting unit.) Declines in the Company’s stock price or changes in expected cash flows impact the calculation of fair value of the reporting unit for purposes of this evaluation. Should the Company’s stock price decline and/or other circumstances arise that would reduce the fair value of the reporting unit, there is a reasonable possibility that a material impairment to goodwill could occur.

Amortizable intangible assets are comprised of the following at September 30, 2006 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,775	$(40,264)	$28,511
Purchased Federal Communications Commission (“FCC”) licenses	5	3,527	(2,647)	880
Other	1	68	(41)	27

		$72,370	$(42,952)	$29,418

(5) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31, 2005	September 30, 2006

Accounts payable	$3,632	$3,365
Accrued compensation and benefits	12,332	13,427
Accrued network costs	6,960	4,461
Accrued taxes	28,891	28,387
Accrued other	13,904	12,570

Total accounts payable and other accrued liabilities	$65,719	$62,210

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(6) Asset Retirement Obligations — The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased transmitter locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million at both December 31, 2005 and September 30, 2006. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and eight years.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation, amortization and accretion expense for the nine months ended September 30, 2005 and 2006 included $2.6 million and $1.0 million, respectively, related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets through 2013.

The components of the changes in the asset retirement obligation balances for the nine months ended September 30, 2006 were as follows:

		Long-Term
	Current Portion	Portion
	(Dollars in thousands)

Balance at December 31, 2005	$3,608	$9,924
Accretion	374	1,996
Amounts paid	(2,098)	—
Reclassifications	3,100	(3,100)

Balance at September 30, 2006	$4,984	$8,820

The balances above were included in accrued other and other long-term liabilities, respectively, at September 30, 2006.

(7) Other Long-Term Liabilities — Other long-term liabilities consist of the following (dollars in thousands):

	December 31,	September 30,
	2005	2006

Income taxes	$3,769	$12,364
Asset retirement obligation — long term	9,924	8,820
Other long-term liabilities	347	2,549

Total other long-term liabilities	$14,040	$23,733

(8) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	Changes in Stockholders’ Equity — Changes in Stockholders’ Equity for the nine months ended September 30, 2006 consisted of (dollars in thousands):

Balance at December 31, 2005	$532,993
Net income for nine months ended September 30, 2006	31,876
Dividends declared	(82,184)
Amortization of deferred stock compensation	1,908
Issuance of common stock under Equity Incentive Plan	191

Balance at September 30, 2006	$484,784

•	General — At December 31, 2005 and September 30, 2006, there were 27,215,493 and 27,346,787 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at September 30, 2006, there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

On January 1, 2006 the Company implemented the provisions of SFAS No. 123R, Shared Based Payment (“SFAS No. 123R”). The implementation of SFAS No. 123R, including the cumulative effect of changes in

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company has followed the modified prospective transition election.

At September 30, 2006 there were no options outstanding. In May 2006, 1,981 options were exercised. Any disclosure requirements under SFAS No. 123, Accounting for Stock Based Compensation, related to stock options are not required.

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

On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees. Effective November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares for each eligible employee is January 1, 2007, and the remainder will vest ratably over the course of the next year, such that as of January 1, 2008, 100% of the restricted stock awards would be fully vested. The Company used the fair value based method of accounting for the award and will ratably amortize the $2.3 million to expense over the vesting period. A total of $0.4 million and $1.1 million was included in stock based compensation for the nine months ended September 30, 2005 and 2006, respectively, in relation to these shares.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. In 2005, 15,835 shares were forfeited. In June 2006, 2,742 additional shares were forfeited. As of September 30, 2006, there were 56,935 remaining shares scheduled to vest on January 1, 2007; and 28,425 remaining shares are scheduled to vest ratably over the course of the following year, such that all remaining shares are scheduled to fully vest by January 1, 2008.

Additionally, on February 1, 2006, the Company awarded 127,548 shares of restricted stock to certain eligible employees. The vesting date for the restricted shares is January 1, 2009. An additional 5,024 shares were granted during the second quarter of 2006. The Company used the fair-value based method of accounting for the award and will ratably amortize the $3.6 million to expense over the vesting period. A total of $0.8 million was included in stock based compensation for the nine months ended September 30, 2006, in relation to these shares.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. In the second quarter of 2006, 3,075 shares were forfeited. As of September 30, 2006, there were 129,497 shares scheduled to fully vest by January 1, 2009.

Also on February 1, 2006, the Company awarded long-term incentive cash bonuses to the same certain eligible employees. The vesting date for these long-term incentive cash bonuses is January 1, 2009. The Company will ratably amortize the $3.7 million to expense over the vesting period. A total of $0.8 million was included in stock based compensation expenses for the nine months ended September 30, 2006, in relation to these long-term incentive cash bonuses. Any unvested long-term incentive cash bonuses are forfeited if the participant terminates employment with USA Mobility.

On May 3, 2006, the Board of Directors granted the non-executive Directors restricted stock units in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. Restricted stock units will be granted quarterly under the Equity Plan pursuant to a Restricted Stock Unit Agreement, based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive Director will receive $40,000 per year of restricted stock units

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($50,000 for the chair of the Audit Committee), to be issued on a quarterly basis. On June 30, 2006, USA Mobility awarded 4,372 restricted stock units to the Company’s outside directors. These restricted stock units are fully vested on the date of grant, June 30, 2006. On October 2, 2006, USA Mobility awarded 3,176 restricted stock units to the Company’s outside directors. These restricted stock units are fully vested on the date of grant, October 2, 2006. No shares are issued until the earlier of (i) the date the participant is no longer an eligible director, or (ii) immediately prior to a “change in the ownership of the corporation”. Prior to payment of vested shares, the restricted stock units are unsecured obligations of the Company. USA Mobility used the fair-value based method of accounting for the award. As the restricted stock units are fully vested on the date of grant and relate to service performed during the third quarter of 2006, the Company recognized the expense of $0.1 million during the period ended September 30, 2006.

In lieu of cash payments for directors’ fees earned since April 1, 2006 through September 30, 2006, one director elected to receive a total of 1,039 unrestricted shares of the Company’s common stock during August and October 2006, based upon the fair market value of a share of common stock at the date of issuance.

In lieu of cash payments for directors’ fees earned since the date of the merger on November 16, 2004, through March 31, 2006, two directors elected to receive a total of 5,440 unrestricted shares of the Company’s common stock during June, August and October 2005 and January and April 2006, based upon the fair market value of a share of common stock at the date of issuance.

•	Cash Distributions to Shareholders — On June 7, 2006, the Board of Directors of USA Mobility declared a special one-time cash distribution to shareholders of $3.00 per share, with a record date of June 30, 2006, and a payment date of July 21, 2006. This cash distribution of approximately $81.4 million was paid from available cash on hand.

•	Future Cash Distributions to Shareholders — On August 8, 2006, the Company announced the adoption of a regular quarterly dividend of $0.65 per share. On November 1, 2006, the Board of Directors of USA Mobility declared the first regular dividend, which will be paid on December 7, 2006 to shareholders of record on November 16, 2006. The Company expects the entire amount estimated at $17.8 million to be paid as a return of capital.

•	Additional Paid in Capital — During June 2006, additional paid in capital decreased by $47.1 million as a result of the cash distribution to shareholders discussed above.

•	Earnings per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding restricted stock using the “treasury stock” method plus the effect of outstanding restricted stock units, which are treated as contingently issuable shares. The

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net income	$8,727	$8,659	$5,054	$31,876

Weighted average shares of common stock outstanding	27,365,701	27,400,853	27,234,214	27,399,244
Dilutive effect of:
Restricted stock and restricted stock units	100,289	174,186	174,551	164,418

Weighted average shares of common stock and common stock equivalents	27,465,990	27,575,039	27,408,765	27,563,662

Earnings per share:
Basic	$0.32	$0.32	$0.19	$1.16

Diluted	$0.32	$0.31	$0.18	$1.16

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

On June 2, 2006, Sensus acquired substantially all of the assets and assumed certain liabilities of AMDS. Due to this change in control, the balance outstanding on the AMDS note receivable has been paid. Sensus assumed AMDS’ obligation to pay the balance of AMDS’ royalty fees in accordance with the original agreement and agreed to pay the full amount of the note in July 2006. With subsequent collection of total proceeds in July, all four of the criteria for revenue recognition were met and the Company recognized in June 2006 $1.2 million in Other Income with respect to the AMDS note receivable.

(10) Stock Based Compensation Expense — Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R, over the instruments’ vesting period. The following table reflects the income statement line items that include the $2.3 million and $2.1 million of stock based compensation for the nine months ended September 30, 2005 and 2006, respectively (in thousands):

	Nine Months Ended September 30,
	2005	2006

Service, rental and maintenance expense	$192	$243
Selling and marketing expense	138	514
General and administrative expense	1,923	1,376

Total stock based compensation expense	$2,253	$2,133

(11) Severance and Restructuring — The balance of this accrued liability will be paid during 2006. Severance cost charges in 2006 primarily relate to the sale of an internally managed call center to an outside provider during the second quarter of 2006.

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

(13) Income Taxes — USA Mobility accounts for income taxes under the liability method of SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the income tax bases of assets and liabilities, given the provisions of enacted laws. The Company provides a valuation allowance against deferred income tax assets if, based on available evidence, it is more likely than not that the deferred income tax assets would not be realized.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Related Party Transactions — Two of USA Mobility’s directors, effective November 16, 2004, also serve as directors for entities from which the Company leases transmission tower sites. During the nine months ended September 30, 2005 and 2006, the Company paid $18.6 million and $2.5 million, and $13.1 million and $13.8 million, respectively, to these two landlords for rent expenses that are included in service, rental and maintenance expenses. Each director has recused himself from any discussions or decisions by the Company on matters relating to the respective vendor for which he serves as a director.

(15) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(16) New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”). SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded securities and at the end of fiscal year ending after June 15, 2007 for all other entities. Management has determined that SFAS No. 158 will have no material impact to the Company.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact FIN 48 will have on the Company.

In June 2006, the FASB ratified the EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF No. 06-3”). EITF No. 06-3 requires an entity to disclose transactional tax amounts assessed by government authorities that are considered significant. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Management has determined that EITF No. 06-3 will have no impact to the Company’s disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 , “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management is currently evaluating the impact, if any, SAB No. 108 will have on the Company.

(17) Commitments and Contingencies — In November 2004, USA Mobility entered into a contract under which the Company is committed to purchase $10.0 million in telecommunication services over a two-year period ending in October 2006.

In August 2005, the Company, through a subsidiary, entered into a Master Antenna Site Lease agreement (the “Master Leases”) with a subsidiary of Global Signal, Inc. (“Global Signal”) under which the Company and/or its affiliates may lease space for their equipment on communications sites currently and subsequently owned, managed or leased by Global Signal. The new Master Leases were effective as of July 1, 2005 and expire on December 31, 2008. Under the Master Leases, the Company may locate up to a specified maximum number of transmitters on

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Global Signal’s sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million in July 2005 to approximately $1.0 million per month in 2008.

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

In September 2006, USA Mobility re-negotiated an existing contract with a vendor under which the Company is committed to purchase $24.0 million in telecommunication services through September 2008.

USA Mobility has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have three-year contract requirements but are renewed annually. The deposits related to these LOCs are classified within Other Assets on the balance sheet.

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its financial position or results of operations.

USA Mobility was named as a defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, (Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y), alleging that the Company owes a property tax filing services firm monetary damages of up to $3.3 million in addition to amounts already paid by the Company to the firm under the contract. The Company was served with the complaint in this action on October 26, 2006, and intends to deny all claims and seek to have this suit dismissed. In the Company’s view, this suit is without merit and will have no material effect on the Company’s financial results or operations.

On August 2, 2006, Nationwide Paging, Inc. (“Nationwide”) filed a two-count civil action in Massachusetts Superior Court against defendants USA Mobility, Inc., Arch Wireless Inc., Arch Operating Company, Inc., and Paging Network, Inc. (collectively “Arch”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2006-02734, Middlesex County Superior Court, Massachusetts (the “2006 Superior Court Case”). Nationwide alleged that, in 2000 and 2001, Arch breached its contract with Nationwide by supplying defective pagers and by over billing Nationwide for paging services. In addition, Nationwide alleged that Arch breached the implied covenant of good faith and fair dealing and destroyed or injured Nationwide’s right to receive the fruits of its contract with Arch. Nationwide’s complaint alleges damages in the amount of $6.9 million.

Nationwide served the 2006 Superior Court Case on USA Mobility on October 27, 2006. The Company denies liability to Nationwide and intends to vigorously defend the allegations of the complaint.

There are two related cases that are outstanding, Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc., MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”) and In re Arch Wireless, Inc., U.S. Bankruptcy Court, District of Massachusetts, Western Division, Chapter 11, Case No. 01-47330-HJB (the “Arch Bankruptcy Case”). The 2002 Superior Court Case has been stayed due to Nationwide’s filing in October 2005 of a voluntary Chapter 11 bankruptcy proceeding. The Arch Bankruptcy Case involves Arch’s motion for contempt against Nationwide and alleges that Nationwide’s claims in the 2002 Superior Court Case are barred by the discharge injunction in the Arch Bankruptcy Case. The bankruptcy court denied that motion. The Company has appealed that decision. The appeal has not been decided.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USA Mobility intends to pursue the appeal of the bankruptcy court’s denial of Arch’s motion for contempt against Nationwide. In addition, USA Mobility intends to defend the 2006 Superior Court Case, and also to defend the claims by Nationwide in the 2002 Superior Court Case, if the appeal in the Arch Bankruptcy Case is denied and the stay is lifted. Further, if the stay is lifted, Arch intends to prosecute vigorously its counterclaims against Nationwide. In the Company’s view these suits are without merit and will have no material effect on the Company’s financial results or operations.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, health care and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of September 30, 2006, USA Mobility sales personnel were located in approximately 86 offices in 35 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; federal government accounts; large enterprise; advanced wireless services; systems sales applications; telemetry and other product offerings.

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

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2005		2006		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	4,342	85%	3,854	87%	3,721	87%
Indirect	774	15%	577	13%	538	13%

Total	5,116	100%	4,431	100%	4,259	100%

Customers may subscribe to one- or two-way messaging services for a monthly service fee, which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2005		2006		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	4,662	91%	4,030	91%	3,878	91%
Two-way messaging	454	9%	401	9%	381	9%

Total	5,116	100%	4,431	100%	4,259	100%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and its indirect customers at specified dates:

	As of		As of
	September 30,		June 30,		As of
	2005		2006		September 30, 2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	3,874	76%	3,511	79%	3,405	80%
Owned by subscribers	468	9%	343	8%	316	7%
Owned by indirect customers or their subscribers	774	15%	577	13%	538	13%

Total	5,116	100%	4,431	100%	4,259	100%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Three Months Ended
	September 30, 2005		June 30, 2006		September 30, 2006
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	142	296	134	282	135	268
Indirect	29	107	23	78	29	68

Total	171	403	157	360	164	336

The demand for one-way and two-way messaging services declined during the nine months ended September 30, 2006, and USA Mobility believes demand will continue to decline for the foreseeable future.

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

	For the Three Months Ended
	September 30,	June 30,	September 30,
	2005	2006	2006

Direct	$9.81	$9.32	$9.16
Indirect	$4.81	$4.97	$4.82
Consolidated	$9.04	$8.74	$8.60

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues decreased year over year, and the Company expects future sequential quarterly revenues to decline. The decrease in consolidated ARPU for the quarter ended September 30, 2006 from the quarters ended September 30, 2005 and June 30, 2006, was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. USA Mobility expects that ARPU for its direct units in service will decline in future periods.

Operating Expense Overview

Certain of the Company’s operating expenses are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services and consist largely of telephone charges to deliver messages over the Company’s networks, lease payments for transmitter locations and payroll expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with USA Mobility’s direct and indirect sales forces, and marketing expenses in support of the sales force. This classification consists primarily of salaries, commissions, and other payroll-related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debts and other administrative functions.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the quarter ended September 30, 2006, approximately 73.9% of the expenses referred to above were incurred in three expense categories: payroll and related expenses; lease payments for transmitter locations; and telecommunications expenses.

Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,279 FTEs at September 30, 2006. During the second quarter 2006, USA Mobility sold an internally managed call center to an outside provider, resulting in a reduction of 203 FTEs. While certain staff reductions have resulted in significant severance expenses, the Company’s on-going cost of payroll and related expenses will be reduced.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $342.6 million and $271.0 million for the nine months ended September 30, 2005 and 2006, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future quarters, expense reductions will be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2005 and 2006

	Three Months Ended September 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$145,014	95.4%	$114,702	95.9%	$(30,312)	(20.9)%
Product sales	6,940	4.6	4,851	4.1	(2,089)	(30.1)

	$151,954	100.0%	$119,553	100.0%	$(32,401)	(21.3)%

Selected operating expenses:
Cost of products sold	945	0.6	1,184	1.0	239	25.3
Service, rental and maintenance	53,782	35.4	42,489	35.5	(11,293)	(21.0)
Selling and marketing	11,328	7.5	10,929	9.1	(399)	(3.5)
General and administrative	43,437	28.6	30,994	25.9	(12,443)	(28.6)

	$109,492	72.1%	$85,596	71.6%	$(23,896)	(21.8)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $152.0 million and $119.6 million for the three months ended September 30, 2005 and 2006, respectively.

	Three Months Ended September 30,
	2005	2006
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$102,884	$83,160
Two-way messaging	27,227	20,908

	$130,111	$104,068

Indirect:
One-way messaging	$9,461	$6,267
Two-way messaging	2,260	1,793

	$11,721	$8,060

Total Paging:
One-way messaging	$112,345	$89,427
Two-way messaging	29,487	22,701

	$141,832	$112,128

Non-Paging revenue	3,182	2,574

Total service, rental and maintenance revenues	$145,014	$114,702

The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2005 and 2006 and the change in revenue associated with differences in the number of units in service and ARPU.

	Units in Service			Revenues
	As of September 30,			Three Months Ended September 30,			Change Due to:
	2005	2006	Change	2005(a)	2006(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,662	3,878	(784)	$112,345	$89,427	$(22,918)	$(3,721)	$(19,197)
Two-way messaging	454	381	(73)	29,487	22,701	(6,786)	(2,197)	(4,589)

Total	5,116	4,259	(857)	$141,832	$112,128	$(29,704)	$(5,918)	$(23,786)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.2 million increase for the three months ended September 30, 2006 was due primarily to an increase in system sales. The revenue for system sales is included as part of product sales revenue.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Three Months Ended September 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$30,347	20.0%	$24,314	20.3%	$(6,033)	(19.9)%
Telecommunications related expenses	10,585	7.0	7,343	6.1	(3,242)	(30.6)
Payroll and related expenses	7,488	4.9	6,517	5.5	(971)	(13.0)
Stock based compensation	43	0.0	78	0.1	35	81.4
Other	5,319	3.5	4,237	3.5	(1,082)	(20.3)

Total	$53,782	35.4%	$42,489	35.5%	$(11,293)	(21.0)%

As illustrated in the table above, service, rental and maintenance expenses decreased $11.3 million or 21.0% from the same period in 2005.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The decrease of $6.0 million in lease payments for transmitter locations is primarily due to the rationalization of Arch’s two-way network and renegotiated master lease agreements. As discussed earlier, the combined Company has deconstructed one of its two-way networks and has begun to rationalize its one-way networks. The Company has negotiated two master lease agreements (“MLAs”) that cover approximately 26% of its transmitters. These MLAs provide for a maximum monthly rental for a fixed number of sites that can decline over time. These MLAs have allowed the Company to reduce its lease payment expense as its network rationalization continues. As required by SFAS No. 13, Accounting for Leases (“SFAS No. 13”), the Company is required to expense its lease payments on a straight-line basis. This has increased long-term prepaid rent by $1.1 million for the three months ended September 30, 2006.

•	Telecommunications related expenses — The decrease of $3.2 million in telecommunications expenses is due to the consolidation of one-way and two-way networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll for this category decreased $1.0 million due primarily to a reduction in headcount. Total FTEs declined by 85 from 436 FTEs at September 30, 2005 to 351 FTEs at September 30, 2006.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The increase for the quarter ended September 30, 2006, reflects the restricted stock grants on June 7, 2005 and February 1, 2006 to management that vest through various periods until January 1, 2009.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $0.4 million or 3.5% over the similar period in 2005. While total FTEs declined by 42 from 479 FTEs at September 30, 2005 to 437 FTEs at September 30, 2006, the

Company has launched a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	Three Months Ended September 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$14,796	9.7%	$9,517	8.0%	$(5,279)	(35.7)%
Stock based compensation	176	0.1	484	0.4	308	175.0
Bad debt	2,440	1.6	2,035	1.7	(405)	(16.6)
Facility expenses	5,160	3.4	3,467	2.9	(1,693)	(32.8)
Telecommunications	2,495	1.6	1,857	1.6	(638)	(25.6)
Outside services	5,391	3.5	6,162	5.2	771	14.3
Taxes and permits	6,169	4.1	3,035	2.5	(3,134)	(50.8)
Other	6,810	4.5	4,437	3.7	(2,373)	(34.8)

Total	$43,437	28.6%	$30,994	25.9%	$(12,443)	(28.6)%

As illustrated in the table above, general and administrative expenses decreased $12.4 million from the period ended September 30, 2005 due primarily to headcount reductions and office closures since the inclusion of Metrocall operations. The percentages of these expenses to revenue also decreased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. The decrease in this expense was due primarily to a reduction in headcount since the Metrocall merger. Total general and administration FTEs decreased by 325 from 816 FTEs at September 30, 2005 to 491 FTEs at September 30, 2006. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2006; however, the most significant reductions occurred throughout 2005.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The increase for the quarter ended September 30, 2006 reflects the restricted stock grants on June 7, 2005 and February 1, 2006 to management that vest through various periods until January 1, 2009.

•	Bad Debt — The decrease of $0.4 million in bad debt expense reflects a revision to the Company’s analysis of its bad debt experience. Based on expected trends the Company decreased its bad debt expense as a percentage of the related revenue.

•	Facility Expenses — The decrease of $1.7 million is primarily due to the closure of office facilities as part of the Company’s continued rationalization resulting from the merger of Arch and Metrocall.

•	Telecommunications — The decrease of $0.6 million in telecommunications expense reflects continued office reductions as USA Mobility continues to streamline its operations, particularly as a result of the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2006 was due primarily to increased outsourced customer service costs resulting from the sale of an internally managed call center to an outside provider in June 2006, offset by a reduction in professional service fees for integration-related activities incurred in 2005.

•	Taxes and Permits — Taxes and permits consist of property, franchise, sales and use, and gross receipts taxes. The decrease in taxes and permits of $3.1 million is mainly due to lower expected tax settlements, gross receipt taxes, and property taxes.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $1.5 million, repairs and maintenance associated with computer hardware and software of $0.4 million, insurance of $1.0 million and other expenses of $1.5 million, which decreased primarily due to declines in orders shipped, changes in transportation methods for shipments and returns, and cost savings resulting from office closures.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $18.4 million for the quarter ended September 30, 2006 from $28.9 million for the same period in 2005. The decrease was primarily due to $6.7 million of fully depreciated paging infrastructure and other assets, $1.4 million in lower depreciation expense on paging devices resulting from lower purchases of paging devices and from fully depreciated paging devices, and $2.4 million in amortization expense.

Severance and Restructuring Charges.  These costs were $0.9 million and $0.7 million for the three months ended September 30, 2005 and 2006 respectively, and consist of charges resulting from staff reductions as the Company continues to match its employee levels to operational requirements.

Interest Income (Expense).  Net interest income is $0.7 million for the period ended September 30, 2006 compared to net expense of $0.02 million for the same period in 2005. This increase was due to the investment of available cash in short term interest bearing accounts for the three months ended September 30, 2006, versus interest expense for the same period in 2005 on the $13.3 million of average debt outstanding that was used to partially fund the cash consideration to Metrocall shareholders.

Income Tax Expense.  For the three-month period ended September 30, 2006, the Company recognized $7.1 million of income tax expense. The expense for the three months ended September 30, 2005 was $3.8 million. The increase in the provision for the current year was primarily due to higher income before income tax expense, and included a charge of $0.3 million resulting from recently enacted changes in income tax laws primarily in Michigan, and a $0.7 million charge to establish a valuation allowance against the portion of the Company’s charitable contributions carry forward estimated to expire prior to utilization. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2005 and 2006

	Nine Months Ended September 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$455,647	95.9%	$365,488	95.8%	$(90,159)	(19.8)%
Product sales	19,521	4.1	16,162	4.2	(3,359)	(17.2)

	$475,168	100.0%	$381,650	100.0%	$(93,518)	(19.7)%

Selected operating expenses:
Cost of products sold	3,153	0.7	3,139	0.8	(14)	(0.4)
Service, rental and maintenance	166,388	35.0	135,351	35.5	(31,037)	(18.7)
Selling and marketing	32,972	6.9	33,106	8.7	134	0.4
General and administrative	140,102	29.5	99,343	26.0	(40,759)	(29.1)

	$342,615	72.1%	$270,939	71.0%	$(71,676)	(20.9)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $475.2 million and $381.7 million for the nine months ended September 30, 2005 and 2006, respectively.

	Nine Months
	Ended September 30,
	2005	2006
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$324,538	$262,652
Two-way messaging	84,385	67,182

	$408,923	$329,834

Indirect:
One-way messaging	$30,721	$21,017
Two-way messaging	7,175	5,822

	$37,896	$26,839

Total Paging:
One-way messaging	$355,259	$283,669
Two-way messaging	91,560	73,004

	$446,819	$356,673

Non-Paging revenue	8,828	8,815

Total service, rental and maintenance revenues	$455,647	$365,488

The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2005 and 2006 and the change in revenue associated with differences in the number of units in service and ARPU.

	Units in Service			Revenues
	As of September 30,			Nine Months Ended September 30,			Change Due to:
	2005	2006	Change	2005(a)	2006(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,662	3,878	(784)	$355,259	$283,669	$(71,590)	$(2,190)	$(69,400)
Two-way messaging	454	381	(73)	91,560	73,004	(18,556)	(4,236)	(14,320)

Total	5,116	4,259	(857)	$446,819	$356,673	$(90,146)	$(6,426)	$(83,720)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.01 million decrease for the nine months ended September 30, 2006 was due primarily to a reduction in product sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	Nine Months Ended September 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$95,455	20.1%	$75,434	19.8%	$(20,021)	(21.0)%
Telecommunications related expenses	32,692	6.9	24,923	6.5	(7,769)	(23.8)
Payroll and related expenses	24,004	5.1	20,141	5.3	(3,863)	(16.1)
Stock based compensation	192	0.0	243	0.1	51	26.6
Other	14,045	3.0	14,610	3.8	565	4.0

Total	$166,388	35.0%	$135,351	35.5%	$(31,037)	(18.7)%

As illustrated in the table above, service, rental and maintenance expenses decreased $31.0 million or 18.7% from 2005.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The decrease of $20.0 million in lease payments for transmitter locations is primarily due to the rationalization of Arch’s two-way network and renegotiated master lease agreements. As discussed earlier, the combined Company has deconstructed one of its two-way networks and has begun to rationalize its one-way networks. The Company has negotiated two master lease agreements (“MLAs”) that cover approximately 26% of its transmitters. These MLAs provide for a maximum monthly rental for a fixed number of sites that can decline over time. These MLAs have allowed the Company to reduce its lease payment expense as its network rationalization continues. As required by SFAS No. 13, the Company is required to expense its lease payments on a straight-line basis. This has increased long-term prepaid rent by $3.3 million for the nine months ended September 30, 2006.

•	Telecommunications related expenses — The decrease of $7.8 million in telecommunications expenses is due to the consolidation of one-way and two-way networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll for this category decreased $3.9 million due primarily to a reduction in headcount. Total FTEs declined by 85 from 436 FTEs at September 30, 2005 to 351 FTEs at September 30, 2006.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The increase for the nine months ended September 30, 2006 reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until January 1, 2009.

Selling and Marketing.  Selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses increased $0.1 million or 0.4% over 2005. While total FTEs declined by 42 from 479 FTEs at September 30, 2005 to 437 FTEs at September 30, 2006, the Company has

launched a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	Nine Months Ended September 30,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$51,399	10.8%	$33,259	8.7%	$(18,140)	(35.3)%
Stock based compensation	1,923	0.4	1,376	0.4	(547)	(28.4)
Bad debt	4,929	1.0	5,530	1.4	601	12.2
Facility expenses	16,709	3.5	11,545	3.0	(5,164)	(30.9)
Telecommunications	7,809	1.6	6,088	1.6	(1,721)	(22.0)
Outside services	19,999	4.2	18,212	4.8	(1,787)	(8.9)
Taxes and permits	16,333	3.4	9,893	2.6	(6,440)	(39.4)
Other	21,001	4.4	13,440	3.5	(7,561)	(36.0)

Total	$140,102	29.5%	$99,343	26.0%	$(40,759)	(29.1)%

As illustrated in the table above, general and administrative expenses decreased $40.8 million from the nine-month period ended September 30, 2005 due primarily to headcount reductions and office closures since the inclusion of Metrocall operations. The percentages of these expenses to revenue also decreased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. The decrease in this expense was due primarily to a reduction in headcount since the Metrocall merger. Total general and administration FTEs decreased by 325 from 816 FTEs at September 30, 2005 to 491 FTEs at September 30, 2006. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2006; however, the most significant reductions occurred throughout 2005.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted common stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The decrease for the nine months ended September 30, 2006 reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants on June 7, 2005 (103,937 shares) and February 1, 2006 (127,548 shares) to management that vest through various periods until January 1, 2009.

•	Bad Debt — The increase of $0.6 million in bad debt expense reflects a revision to the Company’s analysis of its bad debt experience. Based on expected trends the Company increased its bad debt expense as a percentage of the related revenue. This increase primarily occurred during the first six months of 2006.

•	Facility Expenses — The decrease of $5.2 million is primarily due to the closure of office facilities as part of the Company’s continued rationalization resulting from the merger of Arch and Metrocall.

•	Telecommunications — The decrease of $1.7 million in telecommunications expense reflects continued office reductions as USA Mobility continues to streamline its operations, particularly as a result of the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in 2006 was due primarily to a reduction in professional service fees for integration-related activities incurred in 2005, offset by increased outsourced customer service costs resulting from the sale of an internally managed call center to an outside provider in June 2006.

•	Taxes and Permits — Taxes and permits consist of property, franchise, sales and use, and gross receipts taxes. The decrease in taxes and permits of $6.4 million is mainly due to lower expected tax settlements, gross receipts taxes, and property taxes.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $4.2 million, repairs and maintenance associated with computer hardware and software of $1.5 million, insurance of $2.9 million and other expenses of $4.8 million, which decreased primarily due to declines in orders shipped, changes in transportation methods for shipments and returns, and cost savings resulting from office closures.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $56.1 million for the nine months ended September 30, 2006 from $104.7 million for the same period in 2005. The decrease was primarily due to $24.8 million of fully depreciated paging infrastructure and other assets, $16.1 million in lower depreciation expense on paging devices resulting from lower purchases of paging devices and from fully depreciated paging devices, and $7.8 million in amortization expense.

Severance and Restructuring Charges.  These costs were $15.9 million and $1.2 million for the nine months ended September 30, 2005 and 2006 respectively, and consist of charges resulting from staff reductions as the Company continues to match its employee levels to operational requirements.

Interest Income (Expense).  Net interest income is $2.3 million for the nine months ended September 30, 2006 compared to net expense of $1.7 million for the same period in 2005. This increase was due to the investment of available cash in short term interest bearing accounts for the nine months ended September 30, 2006, versus interest expense for the same period in 2005 on the $47.5 million of average debt outstanding that was used to partially fund the cash consideration to Metrocall shareholders.

Income Tax Expense.  For the nine-month period ended September 30, 2006, the Company recognized $25.0 million of income tax expense. The provision for the nine months ended September 30, 2005 was $4.0 million. The increase in the provision for the current year was primarily due to higher income before income tax expense, and included a charge of $1.8 million resulting from recently enacted changes in state income tax laws primarily in Texas and Michigan and a $0.7 million charge to establish a valuation allowance against the portion of the Company’s charitable contribution carry forward estimated to expire prior to utilization. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at September 30, 2006, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The Company’s net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Increase/
	2005	2006	(Decrease)

Net cash provided by operating activities	$100,101	$114,912	$14,811
Net cash used in investing activities	$(8,809)	$(12,349)	$3,540
Net cash used in financing activities	$(94,964)	$(81,409)	$(13,555)

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

	Nine Months Ended
	September 30,		Increase/
	2005	2006	(Decrease)

Cash received from customers	$464,457	$386,575	$(77,882)

Cash paid for —
Payroll and related expenses	121,141	84,122	(37,019)
Lease payments for tower locations	98,806	85,056	(13,750)
Telecommunications expenses	37,326	28,828	(8,498)
Interest expense	2,210	34	(2,176)
Other operating expenses	104,873	73,623	(31,250)

	364,356	271,663	(92,693)

Net cash provided by operating activities	$100,101	$114,912	$14,811

Net cash provided by operating activities for the nine months ended September 30, 2006 increased $14.8 million from the same period in 2005 due primarily to the following:

•	Cash received from customers decreased $77.9 million in 2006 compared to the same period in 2005. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue decreases of $93.5 million, as discussed earlier, and a decrease in accounts receivable of $9.7 million in 2006 compared to $6.1 million increase in 2005.

•	Cash payments for payroll and related expenses decreased $37.0 million due primarily to lower payroll expenses. The lower payroll related expense resulted from the Company’s consolidation efforts during integration.

•	Lease payments for tower locations decreased $13.8 million. This decrease was due primarily to tower payments for leased locations as the Company rationalized its network and negotiated lower payments under master lease payments.

•	Cash used for telecommunications related expenditures decreased $8.5 million in 2006 compared to the same period in 2005. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expenses and general and administrative expenses as the Company has reduced its operating expenses to support its smaller customer base.

•	The decrease in interest payments for the nine months ended September 30, 2006 compared to the same period in 2005 was due to the repayment in August 2005 of the $140.0 million borrowed in November 2004 to partially fund a portion of the cash election in conjunction with the merger.

•	Cash payments for other expenses primarily include repairs and maintenance, outside services, facility rents, taxes and permits, office and various other expenses. The decrease in these payments was primarily related to decreased balances of prepaid expenses and other current assets, lower payments for outside services of $2.8 million, taxes and permits of $6.4 million, office expense of $1.0 million, and repairs and maintenance expense of $2.7 million. Other expenses have decreased as the Company has reduced overall costs to match its declining subscriber base.

Net Cash Used In Investing Activities.  Net cash used in investing activities in 2006 increased $3.5 million from the same period in 2005 due primarily to increased capital expenditures. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2006 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2006 to be between $20.0 and $22.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities in 2006 decreased $13.6 million from the same period in 2005. In November 2004, the Company borrowed $140.0 million to primarily fund a portion of the cash consideration related to the Metrocall merger. The Company’s use of cash in 2005 related primarily to principal repayments of those borrowings. All of this debt was repaid by September 30, 2005.

On June 7, 2006, the Board of Directors of USA Mobility declared a special one-time cash distribution to shareholders of $3.00 per share, with a record date of June 30, 2006, and a payment date of July 21, 2006. This cash distribution of approximately $81.4 million was paid from available cash on hand.

Future Cash Distribution to Shareholders.  On August 8, 2006, the Company announced the adoption of a regular quarterly dividend of $0.65 per share. On November 1, 2006, the Board of Directors of USA Mobility declared the first quarterly dividend, which will be paid on December 7, 2006 to shareholders of record on November 16, 2006. The Company expects the entire amount estimated at $17.8 million to be paid as a return of capital and to be paid from available cash on hand.

Borrowings.  At September 30, 2006, the Company had no borrowings outstanding.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. (Total rent expense under operating leases for the nine-month period ending September 30, 2006 was approximated $84.2 million.)

Other Commitments.  USA Mobility has a commitment to fund annual cash flow deficits, if any, of GTES, LLC (“GTES”), a company in which it has a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through September 30, 2006.

USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have three-year contract requirements but are renewed annually. The deposits related to these LOCs are classified within Other Assets on the balance sheet.

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

USA Mobility has been named as a defendant in two lawsuits. The first lawsuit involves a breach of contract dispute with a professional service firm and claims $3.3 million in damages. USA Mobility denies all liability and will vigorously defend the claim alleged in the lawsuit. USA Mobility believes the lawsuit is without merit and will have no material effect on its financial results or operations.

The second lawsuit involves billing practices and service disputes with a former customer and claims $6.9 million in damages. USA Mobility denies all liability and will vigorously defend the claim alleged in the lawsuit. USA Mobility believes the lawsuit is without merit and will have no material effect on its financial results or operations

Related Party Transactions

Two of the Company’s directors, effective November 16, 2004, also serve as directors for entities from which it leases transmission tower sites. During the nine months ended September 30, 2005 and 2006, the Company paid $18.6 million and $2.5 million, and $13.1 million and $13.8 million, respectively, to these two landlords for rent expenses. Each director has recused himself from any discussions or decisions the Company makes on matters relating to the respective vendor for which he serves as a director.

Application of Critical Accounting Policies

The preceding discussions and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, severance and restructuring accrued contingencies, and income taxes. Management bases their estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, the Company has no outstanding debt financing.

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

Because of the material weaknesses identified as of December 31, 2004 and 2005 which have not yet been remediated, management has concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2006 to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Accordingly, management has determined the following material weaknesses in our internal control over financial reporting continue to exist as of September 30, 2006:

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

Changes in Internal Control Over Financial Reporting

As described in the Company’s 2005 Form 10-K, management has undertaken specific steps to address the material weaknesses identified above. The implementation of these specific steps continues. Notwithstanding such efforts, the material weaknesses described above will not be considered to be remediated until the new controls operate for a sufficient period of time and are tested to enable management to conclude that the controls are effective.

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

USA Mobility was named as a defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, (Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y), alleging that the Company owes a property tax filing services firm monetary damages of up to $3.3 million in addition to amounts already paid by the Company to the firm under the contract. The Company was served with the complaint in this action on October 26, 2006, and intends to deny all claims and seek to have this suit dismissed. In the Company’s view, this suit is without merit and will have no material effect on the Company’s financial results or operations.

On August 2, 2006, Nationwide Paging, Inc. (“Nationwide”) filed a two-count civil action in Massachusetts Superior Court against defendants USA Mobility, Inc., Arch Wireless Inc., Arch Operating Company, Inc., and Paging Network, Inc. (collectively “Arch”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2006-02734, Middlesex County Superior Court, Massachusetts (the “2006 Superior Court Case”). Nationwide alleged that, in 2000 and 2001, Arch breached its contract with Nationwide by supplying defective pagers and by over billing Nationwide for paging services. In addition, Nationwide alleged that Arch breached the implied covenant of good faith and fair dealing and destroyed or injured Nationwide’s right to receive the fruits of its contract with Arch. Nationwide’s complaint alleges damages in the amount of $6.9 million.

Nationwide served the 2006 Superior Court Case on USA Mobility on October 27, 2006. The Company denies liability to Nationwide and intends to vigorously defend the allegations of the complaint.

There are two related cases that are outstanding, Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc., MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”) and In re Arch Wireless, Inc., U.S. Bankruptcy Court, District of Massachusetts, Western Division, Chapter 11, Case No. 01-47330-HJB (the “Arch Bankruptcy Case”). The 2002 Superior Court Case has been stayed due to Nationwide’s filing in October 2005 of a voluntary Chapter 11 bankruptcy proceeding. The Arch Bankruptcy Case involves Arch’s motion for contempt against Nationwide and alleges that Nationwide’s claims in the 2002 Superior Court Case are barred by the discharge injunction in the Arch Bankruptcy Case. The bankruptcy court denied that motion. The Company has appealed that decision. The appeal has not been decided.

USA Mobility intends to pursue the appeal of the bankruptcy court’s denial of Arch’s motion for contempt against Nationwide. In addition, USA Mobility intends to defend the 2006 Superior Court Case, and also to defend the claims by Nationwide in the 2002 Superior Court Case, if the appeal in the Arch Bankruptcy Case is denied and the stay is lifted. Further, if the stay is lifted, Arch intends to prosecute vigorously its counterclaims against Nationwide. In the Company’s view these suits are without merit and will have no material effect on the Company’s financial results or operations.

Item 1A.	Risk Factors

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed. See “Item IA. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for these risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Based upon the required market capitalization criteria at June 30, 2006, the Company has determined that it will no longer be a large accelerated filer as of the end of the current fiscal year. From December 31, 2006, the Company will be an accelerated filer.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Dated: November 8, 2006

EXHIBIT INDEX

Exhibit No.	Description

10.12	USA Mobility, Inc. Long-term Cash Incentive Plan(1)
10.13	Form of Award Agreement for the Long-term Cash Incentive Plan(1)
10.14	Form of Restricted Stock Agreement for the Equity Incentive Plan(1)
10.15	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(1)
10.16	USA Mobility, Inc. 2006 Senior Management Bonus Plan(1)
31.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006(2)
31.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006(2)
32.1	Certificate of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006(2)
32.2	Certificate of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2006(2)

(1)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.

(2)	Filed herewith.