Form 10-K
period 2006-12-31
USA Mobility, Inc
filed 2007-03-15
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

(866) 662-3049
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Class A Common Stock Par Value $0.0001 Per Share
(Title of class)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
SECURITIES EXCHANGE ACT OF 1934:
None

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
Large Accelerated filer ☐     Accelerated Filer ☑     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $411,706,361 based on the closing price of $16.60 per share on the NASDAQ National Market on June 30, 2006.

The number of shares of Registrant’s common stock outstanding on March 7, 2007 was 27,318,077.

Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2007, are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This annual report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below under the captions “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or to persons acting on their behalf are expressly qualified in their entirety by the discussion under Item 1A “Risk Factors”.

PART I

ITEM 1.	BUSINESS

General

USA Mobility, Inc. (“USA Mobility” or the “Company”) is a comprehensive provider of reliable and affordable wireless communications solutions to the healthcare, government, large enterprise and emergency response sectors. As a single-source provider, USA Mobility’s focus is on the business-to-business marketplace and supplying wireless connectivity solutions to more than 80% of the Fortune 1000 companies. The Company operates nationwide one-way and two-way paging networks. In addition, USA Mobility offers mobile voice and data services through a third party provider, including BlackBerry devices and global positioning system applications. The Company’s product offerings include customized wireless connectivity systems for healthcare, government and other campus environments. USA Mobility also offers M2M (“machine to machine”) telemetry solutions for numerous applications that include asset tracking, utility meter reading and other remote device monitoring applications on a national scale.

The Company’s principal office is located at 6677 Richmond Highway, Alexandria, Virginia 22306, and its telephone number is 866-662-3049. USA Mobility’s Internet address is www.usamobility.com. The Company makes available free of charge through the web site its annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the Securities and Exchange Commission (“SEC”). The information on the web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

Merger of Arch Wireless, Inc. and Metrocall Holdings, Inc.

USA Mobility is a holding company that was formed on March 5, 2004 to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. Upon consummation of the merger exchange, former Arch and Metrocall common stockholders held approximately 72.5% and 27.5%, respectively, of USA Mobility’s common stock on a diluted basis.

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

Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless email messages to other messaging devices, including pagers, personal digital assistants (“PDAs”) and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small QWERTY keyboard that enables subscribers to type messages which are sent to other devices as noted above. USA Mobility provides two-way messaging and other short messaging-based services and applications using its narrowband personal communication services networks.

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

Although the U.S. traditional paging industry has several licensed paging companies, the overall number of one and two-way messaging subscribers has been declining as the industry faces intense competition from “broadband”/voice wireless services and other forms of wireless message delivery. As a result, demand for USA Mobility’s one and two-way messaging services has declined over the past several years, and the Company believes that it will continue to decline for the foreseeable future. The decline in demand for messaging services has largely been attributable to competition from cellular and broadband PCS carriers.

2007 Business Strategy

USA Mobility believes that paging, both one-way and two-way, is a cost-effective, reliable means of delivering messages and a variety of other information rapidly over a wide geographic area directly to a mobile person. Paging is a method to communicate at lower cost than cellular and PCS telephones. For example, the messaging equipment and airtime required to transmit an average message costs less than the equipment and airtime for cellular and PCS telephones. Furthermore, paging devices operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee. In addition, these messaging devices are unobtrusive and mobile.

During 2007 USA Mobility will continue to focus on serving the wireless communications needs of the Company’s customers with a variety of communications solutions, while operating an efficient, profitable and free cash flow-based business strategy. USA Mobility’s principal operating objectives and priorities for 2007 include the following:

•	Drive cash flow by supporting a low-cost operating platform;

•	Preserve revenue per unit;

•	Reduce paging subscriber erosion; and

•	Maximize revenue opportunities around our core business segments, particularly healthcare.

Drive cash flow by supporting a low-cost operating platform — Throughout 2007 USA Mobility expects to continue to reduce its underlying cost structure. These reductions will come from all areas of operations but most significantly from the Company’s continuing network rationalization efforts that impact its lease and telecommunications expenses.

Preserve revenue per unit — The Company’s customer base continues to become more concentrated around larger customers, which are characterized by a larger number of units in service per account, but due to volume discounting have lower revenue per unit as compared to the smaller volume accounts which are leaving at a faster rate. This concentration has over the past several years had the effect of reducing the Company’s overall average revenue per unit. During 2007, USA Mobility intends to reinforce the valuable attributes of paging to the Company’s customers in order to minimize the effects of the Company’s changing mix on revenue through targeted pricing increases and holding firm to pricing on value-added features.

Reduce paging subscriber erosion — USA Mobility will increase the Company’s focus on loyalty programs and other customer care programs in 2007 to effect continued improvement in the rate of subscriber disconnects. At the same time USA Mobility will continue the Company’s focus on sales and marketing to produce high levels of sales productivity and gross unit placements.

Maximize revenue opportunities around our core business segments, particularly healthcare — Healthcare customers are the most stable and loyal paging customers, and represent about one-third of our paging revenue and subscribers. USA Mobility offers a comprehensive and robust suite of wireless messaging products and services focused on healthcare and “campus” type environments. The Company will use these advantages to target additional sales opportunities in the healthcare, government and large enterprise segments in 2007.

Paging and Messaging Services, Products and Operations

USA Mobility provides one and two-way wireless messaging services including information services throughout the United States and Puerto Rico. These services are offered on a local, regional and nationwide basis employing digital networks.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, healthcare and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of December 31, 2006, USA Mobility sales personnel were located in approximately 80 offices in 35 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; federal government accounts; large enterprises; advanced wireless services; systems sales applications; telemetry and other product offerings.

Indirect.  Within the indirect channel the Company contracts with and invoices an intermediary for airtime services. The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average monthly revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has been higher than the rate experienced with direct customers, and USA Mobility expects this to continue in the foreseeable future.

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of December 31,
	2004		2005		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	5,003	81%	4,183	86%	3,598	88%
Indirect	1,199	19%	703	14%	507	12%

Total	6,202	100%	4,886	100%	4,105	100%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2004		2005		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	5,673	91%	4,439	91%	3,735	91%
Two-way messaging	529	9%	447	9%	370	9%

Total	6,202	100%	4,886	100%	4,105	100%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2004		2005		2006
	(Units in thousands)

Owned and leased to subscribers	4,755	77%	3,762	77%	3,308	81%
Owned by subscribers	248	4%	421	9%	290	7%
Owned by indirect customers or their subscribers	1,199	19%	703	14%	507	12%

Total	6,202	100%	4,886	100%	4,105	100%

Messaging Networks and Licenses

USA Mobility holds licenses to operate on various frequencies in the 150 MHz, 450 MHz and 900 MHz bands. The Company is licensed by the Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over the Company’s networks.

USA Mobility operates local, regional and nationwide one-way networks, which enable subscribers to receive messages over a desired geographic area. The majority of the messaging traffic that is transmitted on the Company’s 150 MHz and 450 MHz frequency bands utilize the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction. One-way networks operating in 900 MHz frequency bands predominantly utilize the FLEXtm protocol developed by Motorola, Inc.; some legacy POCSAG traffic also is broadcast in the 900 MHz frequency band. The FLEXtm protocol is a newer technology having the advantages of functioning at higher network speeds (which increases the volume of messages that can be transmitted over the network) and of having more robust error correction (which facilitates message delivery to a device with fewer transmission errors).

The Company’s two-way messaging networks utilize the ReFLEX 25tm protocol, also developed by Motorola, Inc. ReFLEX 25tm promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25tm protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEXtm protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way messaging network operates under a set of licenses, called narrowband PCS which uses 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.

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

Sources of Equipment

USA Mobility does not manufacture the messaging devices its customers need to take advantage of its services or the network equipment it uses to provide messaging services. The Company has relationships with several vendors for new equipment. Used equipment is available in the secondary market from various sources. The Company believes existing inventory, returns of devices from customers that cancel service, and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected device requirements for the foreseeable future.

The Company currently has network equipment that it believes will be sufficient to meet equipment requirements for the foreseeable future.

Competition

The wireless messaging industry is highly competitive. Companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service.

USA Mobility competes by maintaining competitive pricing for its products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for USA Mobility’s messaging services include American Messaging Service, LLC, Skytel Corporation (a division of Bell Industries, Inc.) and a variety of other regional and local providers. The products and services offered by the Company also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC (formerly known as Cingular Wireless LLC), Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capability into their mobile phone devices. Many of these companies possess financial, technical and other resources greater than those of USA Mobility.

While cellular, PCS and other mobile telephone services are, on average, more expensive than the one and two-way messaging services the Company provides, such mobile telephone service providers typically provide one and two-way messaging service as an element of their basic service package. Most PCS and other mobile phone devices currently sold in the U.S. are capable of sending and receiving one and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, PCS and other mobile telephone services has led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to stand alone messaging services.

Regulation

Federal Regulation

The FCC issues licenses to use radio frequencies necessary to conduct USA Mobility’s business and regulates many aspects of the Company’s operations. Licenses granted to the Company by the FCC have varying terms, generally of up to ten years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally have been granted upon showing compliance with FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal USA Mobility has filed.

The Communications Act of 1934, as amended (the “Act”), requires radio licensees such as USA Mobility to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization of any rights thereunder. The FCC has thus far granted each assignment or transfer request the Company has made in connection with a change of control.

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

The FCC’s rules and regulations require the Company to pay a variety of fees and otherwise increase the Company’s costs of doing business. For example, the FCC requires licensees such as the Company to pay levies and fees, such as “Universal Service” fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, USA Mobility is permitted to pass through most of these regulatory costs to customers and typically does so. Additionally, the Communications Assistance to Law Enforcement Act, (“CALEA”) and certain rules implementing CALEA require some telecommunications companies, including USA Mobility, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages. Other regulatory requirements restrict how the Company may use customer information and prohibit certain commercial electronic messages, even to the Company’s own customers.

In addition, the FCC’s rules require the Company to pay other carriers for the transport and termination of some telecommunications traffic. As a result of various FCC decisions over the last few years, the Company no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with the Company’s services. In some instances, the Company received refunds for prior payments to certain local exchange carriers. USA Mobility has entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection.

Although these and other regulatory requirements have not, to date, had a material adverse effect on the Company’s operating results, such requirements could have a material adverse effect on USA Mobility’s operating results in the future.

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

Trademarks

USA Mobility owns the service marks “USA Mobility”, “Arch” and “Metrocall”, and holds federal registrations for the service marks “Metrocall”, “Arch Wireless” and “PageNet” as well as various other trademarks.

Employees

At March 1, 2007, USA Mobility had 1,195 full time equivalent employees. The Company has no employees that are represented by labor unions. USA Mobility believes that its employee relations are good.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause USA Mobility’s actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

The rate of revenue erosion may not improve, or may deteriorate.

USA Mobility and the paging industry continues to face intense competition for subscribers due to competition from the mobile phone and personal digital assistant service providers as they continue to lower device prices while adding functionality. A key factor in the Company’s ability to be profitable and produce net cash flow from operations is realizing improvement in the rate of revenue erosion from historical levels. USA Mobility is dependent on net cash provided by operations as its principal source of liquidity. If no improvement is realized, or if revenue erosion accelerates, it would have a material adverse effect on the Company’s ability to remain profitable, to continue to produce positive cash flow, and to continue the payment of cash distributions to stockholders.

USA Mobility may fail to achieve the cost savings necessary to maintain positive cash flow from operations.

USA Mobility expects its revenue to continue to decline substantially in the future, therefore maintaining positive cash flow is dependent on substantially reducing operating costs. Achieving cost reductions of the magnitude necessary requires the Company to continue to reduce its internal costs, as well as to continually negotiate lower costs from its outside vendors. There can be no assurance that the Company will be successful in reducing its costs to the level necessary to maintain positive net cash flow. If the Company is not successful at continuing to reduce operating costs, it would have a material adverse effect on the Company’s ability to remain profitable, to continue to produce positive cash flow, and to continue the payment of cash distributions to stockholders.

If the Company is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis or at all, and the Company’s business could be disrupted.

USA Mobility’s success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. USA Mobility has an employment agreement with its president and chief executive officer. In addition, the Board of Directors has implemented both short-term and long-term incentive plans for key employees of the Company. Annually, the Company has a cash-based short-term incentive program based on certain performance metrics including profitability and continued employment with the Company. With respect to long-term incentives, the Company in 2005 granted to key employees restricted shares of common stock (“restricted stock”) that vest starting on January 1, 2007 through January 1, 2008 and depend upon continued employment with the Company. Additionally, in 2006, the Company implemented a second long-term incentive plan that includes both a restricted stock component and a cash component, each subject to vesting on January 1, 2009, to achieving expense reduction goals during the Company’s 2008 calendar year and to continuing employment with the Company. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the Company’s future financial position, results of operations, cash flows and ability to continue payment of cash distributions to stockholders.

USA Mobility may be unable to find vendors willing to supply it with paging equipment based on future demands.

The Company purchases paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. There can be no assurance that the Company can continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow the Company to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact the Company’s ability to provide certain wireless messaging services and could have a material adverse effect on its future financial position, results of operations, cash flows, and ability to continue payment of cash distributions to stockholders.

USA Mobility may be unable to realize the benefits associated with its deferred income tax assets.

The Company has significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on the Company’s ability to continue to reduce operating costs and maintain profitability as both revenues and subscribers are expected to decline in the future. To the extent that anticipated reductions in operating costs do not occur or sufficient revenues are not generated, the Company may not achieve sufficient taxable income to allow for use of its deferred income tax assets. If the Company is unable to use these deferred income tax assets, there could be a material reduction in the Company’s after-tax net income, cash flows from operations and ability to continue payment of cash distributions to stockholders.

Future changes in ownership of the Company’s stock could prevent USA Mobility from using its deferred income tax assets to offset future taxable income, which would materially reduce the Company’s expected after-tax net income and cash flows from operations. Actions available to the Company to preserve its consolidated tax assets could result in less liquidity for its common stock and/or depress the market value of its stock.

If USA Mobility were to undergo an “ownership change”, as that term is defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), the Company’s use of its deferred income tax assets would be restricted, which would reduce the Company’s after-tax net income and cash flow. This in turn could affect the Company’s ability to be profitable, produce positive cash flow, and continue the payment of cash distributions to stockholders.

Generally, an ownership change will occur if a cumulative shift in ownership of more than 50% of USA Mobility’s common stock occurs during a rolling three-year period. The cumulative shift in ownership is a measurement of the shift in ownership of the Company’s common stock held by stockholders that own 5% or more of such stock. In general terms, it will equal the aggregate of any increases in the percentage of common stock owned by each stockholder that owns 5% or more of USA Mobility stock at any time during the testing period over the lowest percentage of common stock owned by each such stockholder during the testing period. The testing period generally is the prior three years.

As of December 31, 2006, the Company has undergone a combined cumulative change in ownership of approximately 35.0%. The determination of the Company’s percentage ownership change is dependent on provisions of the tax law that are subject to varying interpretations and on facts that are not precisely determinable by USA Mobility at this time. Therefore, the Company’s cumulative shift in ownership may be more or less than approximately 35.0% and, in any event, may increase by reason of subsequent transactions in the Company’s common stock by stockholders who own 5% or more of such stock, and certain other transactions affecting the direct or indirect ownership of common stock.

Please refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for a description of the transfer restrictions that are available to the Company in its Amended and Restated Certificate of Incorporation which permit USA Mobility to restrict transfers by or to any 5% stockholder of its common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of its common stock. USA Mobility intends to enforce these restrictions in order to preserve its deferred income tax assets, and such enforcement may result in less liquidity for the Company’s common stock and/or depress the market price for shares of USA Mobility’s common stock.

USA Mobility’s deferred income tax assets are based on tax positions that have not been validated by federal and/or state tax authorities.

The Company’s largest individual class of assets is its deferred income tax assets. These deferred income tax assets are based on past tax positions taken by the Company and its predecessors and subsidiaries in their federal and state income tax returns. These tax positions were based on the applicable laws and regulations existing at the time, and, in some cases, these laws and regulations were subject to varying interpretations. While the Company believes that its tax positions are supportable, reasonable and appropriate, the Company’s interpretations have not been validated by either the Internal Revenue Service or applicable state agencies. Should the Company be subject to federal and/or state income tax audits, the final results of these audits could result in adjustments to the Company’s previously taken tax positions and the underlying deferred income tax assets. Any such adjustments could result in a material change to the carrying value of the deferred income tax assets. Material downward adjustments to the deferred income tax assets could result in future taxable income from operations. Future taxable income could result in cash payments for income taxes and in a material reduction in cash from operating activities. Significant cash payments for income taxes could impact the Company’s future financial position, results of operations, cash flows and ability to pay cash distributions to stockholders.

USA Mobility is regulated by the Federal Communications Commission and, to a lesser extent, state and local regulating governmental bodies. Changes in regulation could result in increased costs to the Company.

USA Mobility is subject to regulation by the FCC and, to a lesser extent, by state and local authorities. Changes in regulatory policy could increase the fees the Company must pay to the government or to third parties and could subject the Company to more stringent requirements that could cause the Company to incur additional operating expenditures.

For example, the FCC is considering changes to its rules governing the collection of universal service fees, and such changes could significantly increase required contributions by the Company. While the Company passes through such fees to consumers, increased fees could diminish the demand for the Company’s services. In addition, USA Mobility’s costs associated with the transmission of telecommunications traffic could increase. Although the Company no longer pays fees for the termination of traffic originating on the networks of local exchange carriers, the Company may be liable to local exchange carriers for costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic. Depending on further FCC disposition of these issues and the agreements reached between USA Mobility and the local exchange carriers, the Company could face increased costs in connection with such transit traffic. If these issues are not ultimately decided through settlement negotiations or via the FCC in the Company’s favor, USA Mobility may be required to pay past due contested transit traffic charges not addressed by existing agreements or to offset against payments due from local exchange carriers. The Company may also be assessed interest and late charges for amounts withheld.

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

The Company had no unresolved SEC staff comments as of March 7, 2007.

ITEM 2.	PROPERTIES

At December 31, 2006, USA Mobility owned four office buildings in the United States. In addition, the Company leased facility space, including its executive headquarters, sales, technical, and storage facilities in approximately 219 locations in 35 states.

Also at December 31, 2006, USA Mobility leases transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 8,790 locations in all 50 states and Puerto Rico. These leases are for various terms and provide for monthly lease payments at various rates.

ITEM 3.	LEGAL PROCEEDINGS

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its reported results of operations, cash flows or financial position.

USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas (Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y), alleging that the Company owes a property tax filing services firm monetary damages of up to $3.3 million in addition to amounts already paid by the Company to the firm under the contract. The Company was served with the complaint in this action on October 26, 2006 and filed its answer to the complaint on December 5, 2006, denying all of Ad Valorem’s allegations. The parties have exchanged initial disclosures under Federal Rule of Civil Procedure 26, but the court has not yet entered a scheduling order, and no discovery has taken place. In the Company’s view, this suit is without merit and will have no material effect on the Company’s financial results or operations.

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

There are two related cases that are outstanding, Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc., MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”) and In re Arch Wireless, Inc., U.S. Bankruptcy Court, District of Massachusetts, Western Division, Chapter 11, Case No. 01-47330-HJB (the “Arch Bankruptcy Case”). The 2002 Superior Court Case has been stayed due to Nationwide’s filing in October 2005 of a voluntary Chapter 11 bankruptcy proceeding. The Arch Bankruptcy Case involves Arch’s motion for contempt against Nationwide and alleges that Nationwide’s claims in the 2002 Superior Court Case are barred by the discharge injunction in the Arch Bankruptcy Case. The bankruptcy court denied that motion on October 13, 2005. The Company appealed that decision. The U.S. District Court affirmed the decision of the bankruptcy court on February 20, 2007.

USA Mobility awaits the written opinion of the district court and will determine whether to pursue a further appeal. If it chooses not to pursue an appeal of the decision of the district court affirming the bankruptcy court’s denial of Arch’s motion for contempt against Nationwide, or it pursues an appeal of the district court’s decision but does not prevail on the appeal, and, in either event, the stay is lifted, then USA Mobility intends to defend the 2006 Superior Court Case, and also to defend the claims by Nationwide in the 2002 Superior Court Case. Further, if the stay is lifted, Arch intends to prosecute vigorously its counterclaims against Nationwide. In the Company’s view these suits are without merit and will have no material effect on the Company’s financial results or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Mobility’s sole class of common equity is its $0.0001 par value common stock, which is listed on the Nasdaq National Market® and is traded under the symbol “USMO.”

The following table sets forth the high and low intraday sales prices per share of USA Mobility’s common stock for the period indicated, which corresponds to its quarterly fiscal periods for financial reporting purposes. Prices for the Company’s common stock are as reported on the Nasdaq National Market® from January 1, 2005 through December 31, 2006.

		High	Low

2005	1st Quarter beginning January 1, 2005	$39.75	$29.77
2005	2nd Quarter beginning April 1, 2005	32.51	24.02
2005	3rd Quarter beginning July 1, 2005	29.71	26.21
2005	4th Quarter beginning October 1, 2005	28.86	24.30
2006	1st Quarter beginning January 1, 2006	29.81	26.40
2006	2nd Quarter beginning April 1, 2006	28.95	15.87
2006	3rd Quarter beginning July 1, 2006	23.50	16.55
2006	4th Quarter beginning October 1, 2006	25.76	21.38

USA Mobility sold no unregistered securities during 2006 and made no repurchases of its common stock during 2006.

As of March 7, 2007, there were 1,613 holders of record of USA Mobility common stock.

Cash Distributions to Stockholders

On November 2, 2005, the Board of Directors of USA Mobility declared a special one-time cash distribution to stockholders of $1.50 per share, with a record date of December 1, 2005, and a payment date of December 21, 2005. This cash distribution of approximately $40.7 million was paid from available cash on hand.

On June 7, 2006, the Board of Directors of USA Mobility declared a special one-time cash distribution to stockholders of $3.00 per share, with a record date of June 30, 2006, and a payment date of July 21, 2006. This cash distribution of approximately $81.4 million was paid from available cash on hand.

On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share. On November 1, 2006, the Board of Directors of USA Mobility declared the first regular cash distribution, with a record date of November 16, 2006, and a payment date of December 7, 2006. This cash distribution of approximately $17.5 million was paid from available cash on hand.

On February 7, 2007, the Board of Directors of USA Mobility declared the second regular quarterly cash distribution, with a record date of February 22, 2007, and a payment date of March 15, 2007. This cash distribution will be paid from available cash on hand.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, the number of securities outstanding under the Company’s equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under this plan:

Number of
Securities Remaining
	Number of			Available for Future
	Securities to			Issuance Under
	be Issued Upon		Weighted-Average	Equity Compensation
	Exercise of Outstanding		Exercise Price of	Plans (Excluding
	Options, Warrants		Outstanding Options,	Securities Reflected
	and Rights		Warrants and Rights	in Column [a])
Plan Category	[a]		[b]	[c]

Equity compensation plans approved by security holders:
USA Mobility, Inc. Equity Incentive Plan	8,426	(1)	—	1,647,979	(2)
Equity compensation plans not approved by security holders:
None	—		—	—

Total	8,426		—	1,647,979

(1)	Restricted stock units of 8,426 issued to the members of the Board of Directors for services performed, of which 878 restricted stock units relate to distributions.

(2)	The USA Mobility, Inc. Equity Incentive Plan provides that Common Stock authorized for issuance under the plan may be issued in the form of common stock, options, restricted stock and restricted stock units.

Performance Graph

The Company began trading on the Nasdaq National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of the Company’s Common Stock for the period November 17, 2004 to December 31, 2006, against the cumulative total return of the Nasdaq Market Value Index and the Nasdaq Telecommunications Index® for the same period.

The chart below assumes that on November 17, 2004, the date the Company’s shares first were publicly traded following the merger between Metrocall and Arch, $100 was invested in USA Mobility’s Common Stock and in each of the indices. The comparisons assume that all dividends were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each month from November 2004 to December 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG USA MOBILITY, INC.,
NASDAQ MARKET INDEX AND NASDAQ TELECOMMUNICATIONS INDEX®

ASSUMES $100 INVESTED ON NOV. 17, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

Transfer Restrictions on Common Stock.  In order to reduce the possibility that certain changes in ownership could impose limitations on the use of the Company’s deferred income tax assets, USA Mobility’s Amended and Restated Certificate of Incorporation contains provisions which generally restrict transfers by or to any 5% stockholder of the Company’s common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of the Company’s common stock. After a cumulative indirect shift in ownership of more than 45% since its emergence from bankruptcy proceedings in May 2002 (as determined by taking into account all relevant transfers of the stock of Arch prior to its acquisition, including transfers pursuant to the merger or during any relevant three-year period) through a transfer of the Company’s common stock, any transfer of USA Mobility’s common stock by or to a 5% stockholder of the Company’s common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of such common stock, will be prohibited unless the transferee or transferor provides notice of the transfer to the Company and the Company’s Board of Directors determines in good faith that the transfer would not result in a cumulative indirect shift in ownership of more than 47%.

Prior to a cumulative indirect ownership change of more than 45%, transfers of the Company’s common stock will not be prohibited except to the extent that they result in a cumulative indirect shift in ownership of more than 47%, but any transfer by or to a 5% stockholder of the Company’s common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of the Company’s common stock requires notice to USA Mobility. Similar restrictions apply to the issuance or transfer of an option to purchase the Company’s common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. These restrictions will remain in effect until the earliest of (a) the repeal of Section 382 of the IRC

(or any comparable successor provision) and (b) the date on which the limitation amount imposed by Section 382 of the IRC in the event of an ownership change would not be less than our tax attributes subject to these limitations. Transfers by or to USA Mobility and any transfer pursuant to a merger approved by the Company’s Board of Directors or any tender offer to acquire all of USA Mobility’s outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

USA Mobility is a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to these acquisitions, USA Mobility had conducted no operations other than those that were incidental to its formation. For financial reporting purposes, Arch was deemed the acquiring entity and is the predecessor registrant of USA Mobility. Accordingly, the consolidated historical information and operating data for the years ended December 31, 2006 and 2005 reflect that of Arch and Metrocall; and the consolidated historical information and operating data for the year ended December 31, 2004 reflects that of Arch for the twelve months ended December 31, 2004 and the acquired operations of Metrocall for the period November 16, 2004 to December 31, 2004. Historical financial information and operating data as of December 31, 2002, and 2003, and for the two years ended December 31, 2003 reflect that of Arch. The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2006.

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

Upon emergence from Chapter 11, (the “Reorganized Company”) restated its assets and liabilities, in accordance with SOP 90-7, on the fresh start basis of accounting, which requires recording the assets on a fair value basis similar to those required by SFAS No. 141.

As a result of the application of fresh start accounting, Arch’s financial results during the year ended December 31, 2002 include two different bases of accounting. Accordingly, the operating results and cash flows of the Reorganized Company and the Predecessor Company are presented separately. The Reorganized Company’s financial information is not comparable with those of the Predecessor Company.

The selected financial and operating data as of December 31, 2002, 2003, 2004, 2005 and 2006 and for the five months ended May 31, 2002, the seven months ended December 31, 2002 and the four years ended December 31, 2006 have been derived from the audited consolidated financial statements of USA Mobility or its predecessor, Arch.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	Arch
	Predecessor	Reorganized Company
	Company	Seven Months
	Five Months	Ended
	Ended May 31,	December 31,	Year Ended December 31,
	2002	2002	2003	2004	2005	2006
	(Dollars in thousands except per share amounts)
Statements of Operations Data:
Revenues:
Service, rental and maintenance	$351,721	$432,445	$571,989	$470,751	$592,690	$476,138
Product sales	13,639	20,924	25,489	19,409	25,882	21,556

	365,360	453,369	597,478	490,160	618,572	497,694
Operating Expenses:
Cost of products sold	10,426	7,740	5,580	4,347	4,483	3,837
Service, rental and maintenance	105,990	132,698	189,700	160,514	215,848	177,120
Selling and marketing	35,313	37,897	45,660	36,117	43,371	43,902
General and administrative	116,668	137,751	172,735	134,507	179,784	127,877
Depreciation, amortization and accretion	82,720	110,192	129,658	107,629	131,328	73,299
Severance and restructuring	—	5,934	16,683	11,938	16,609	4,586

Operating income	14,243	21,157	37,462	35,108	27,149	67,073
Interest and non-operating expenses, net	(2,178)	(18,340)	(19,237)	(5,914)	(1,323)	3,868
Gain (loss) on extinguishment of debt	1,621,355	—	—	(1,031)	(1,338)	—
Other income (expense)	110	(1,129)	516	814	(1,004)	800

Income before reorganization items, net and fresh start accounting adjustments, net	1,633,530	1,688	18,741	28,977	23,484	71,741
Reorganization items, net	(22,503)	(2,765)	(425)	—	—	—
Fresh start accounting adjustments, net	47,895	—	—	—	—	—

Income (loss) before income taxes	1,658,922	(1,077)	18,316	28,977	23,484	71,741
Income tax expense	—	(2,265)	(5,308)	(16,810)	(10,577)	(31,560)

Net income (loss)	$1,658,922	$(3,342)	$13,008	$12,167	$12,907	$40,181

Basic net income (loss) per common share:	$9.09	$(0.17)	$0.65	$0.58	$0.47	$1.47
Diluted net income (loss) per common share:	$9.09	$(0.17)	$0.65	$0.58	$0.47	$1.46
Other Operating Data:
Capital expenditures, excluding acquisitions	$44,474	$39,935	$25,446	$19,232	$13,499	$20,990
Cash distributions declared per common share	$—	$—	$—	$—	$1.50	$3.65

	Reorganized Company
	December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Current assets	$115,231	$110,567	$128,058	$105,279	$123,564
Total assets	442,634	495,495	782,147	633,793	588,214
Long-term debt, less current maturities	162,185	40,000	47,500	—	—
Stockholders’ equity	114,224	326,264	556,040	532,993	475,972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with USA Mobility’s consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions the Company makes in the preparation of its financial statements and Item 1A “Risk Factors”, which describes key risks associated with the Company’s operations and industry.

Merger of Arch and Metrocall

USA Mobility is a holding company that was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2002, 2003 and 2004 through November 15, 2004 and the acquired operations of Metrocall from November 16, 2004. Accordingly, the results of operations reflect increases in revenues and costs due to the inclusion of Metrocall during the years ended December 31, 2005 and 2006, as compared to the year ended December 31, 2004, which included the results of Metrocall only from November 16, 2004 to December 31, 2004.

USA Mobility believes that the combination of Arch and Metrocall provided the Company with stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenues continue to decline sequentially.

Since the merger on November 16, 2004, the Company has undertaken significant integration and consolidation activities. These activities have included management and staff reductions and reorganizations, network rationalization and consolidation and changes in operational systems, processes and procedures. Such changes are described below.

Overview

Revenue — Units in Service and Average Revenue Per Unit (“ARPU”)

USA Mobility derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally based upon the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of the Company’s success at retaining subscribers, which is important in order to maintain recurring revenues and to control operating expenses.

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of December 31,
	2004		2005		2006
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	5,003	81%	4,183	86%	3,598	88%
Indirect	1,199	19%	703	14%	507	12%

Total	6,202	100%	4,886	100%	4,105	100%

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2004(a)		2005(a)		2006(a)
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	540	1,179	612	1,315	519	1,105
Indirect	205	545	285	663	123	318

Total	745	1,724	897	1,978	642	1,423

(a)	Includes gross placements and disconnects of Arch for the years ended December 31, 2004, 2005 and 2006 and Metrocall for the period November 16, 2004 to December 31, 2006.

The demand for one-way and two-way messaging services declined during the three years ended December 31, 2006, and USA Mobility believes demand will continue to decline for the foreseeable future in line with recent trends. During 2004, units in service increased 1,765,000 units due to the addition of 2,744,000 units associated with the Metrocall merger partially offset by the decrease of 979,000 units as a result of operations. During 2005, units in service decreased 1,316,000. During the conversion of the Metrocall billing system to the Arch billing system, which was completed in early July 2005, the Company became aware of errors in the Metrocall units in service counts and differences in the definition of units in service between Metrocall and Arch. As a result, as of June 30, 2005, the Company reduced its units in service by 235,000 units to correct the errors and to conform to the Arch billing system standard unit definition. The remaining decrease of 1,081,000 units resulted from 2005 operations. During 2006, units in service decreased 781,000 as a result of 2006 operations.

The following table set forth information on the Company’s direct units in service, including the account size of ending units in service, the percentage of end of period units in service to total direct units in service, the percentage of account size net unit loss and account size ARPU for the period stated. No consolidated historic data prior to 2006 is available for this information:

	As of December	For the Year Ended December 31, 2006
	31, 2006	Ending Units in
	Ending Units in	Service % of	Net Unit Loss
Account Size	Service (000’s)	Total Direct	%	ARPU
1 to 3 Units	276	7.7%	(29.0)%	$14.00
4 to 10 Units	163	4.5	(26.2)	12.84
11 to 50 Units	398	11.1	(24.6)	10.69
51 to 100 Units	226	6.3	(20.8)	9.32
101 to 1000 Units	967	26.9	(14.7)	8.15
> 1000 Units	1,568	43.6	(3.6)	8.02

Total Direct Customers	3,598	100.0%	(14.0)%	$9.20

As previously discussed, the monthly charge per unit is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as ARPU, is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly. The following table sets forth USA Mobility’s ARPU by distribution channel for the periods stated.

	For the Year Ended December 31,
	2004(a)	2005(a)	2006(a)

Direct	$10.17	$9.76	$9.20
Indirect	4.00	4.59	4.76
Consolidated	9.17	8.91	8.60

(a)	Includes average revenue per unit for Arch for the years ended December 31, 2004, 2005 and 2006 and Metrocall for the period November 16, 2004 to December 31, 2006.

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues increased in 2005 over 2004 due to the Metrocall merger but decreased in 2006 over 2005, and the Company expects future sequential annual revenues to decline in line with recent trends. Consolidated ARPU decreased $0.26 in 2005 from 2004 and decreased $0.31 in 2006 from 2005. The majority of these decreases was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. USA Mobility expects that ARPU for its direct units in service will decline in future periods.

Operating Expenses

The Company’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services and consist largely of telephone charges to deliver messages over the Company’s networks, lease payments for transmitter locations and payroll expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with USA Mobility’s direct and indirect sales forces and marketing expenses in support of the sales force. This classification consists primarily of salaries, commissions and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. In 2006, approximately 75.0% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses; lease payments for transmitter locations; and telecommunications expenses.

Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical support, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,235 FTEs at December 31, 2006. During the second quarter 2006, USA Mobility sold an internally managed call center to an outside provider, resulting in a reduction of 203 FTEs. While certain staff reductions have resulted in significant severance expenses, the Company’s on-going cost of payroll and related expenses will be reduced.

Lease payments for transmitter locations are largely dependent on the Company’s messaging networks. USA Mobility operates local, regional and nationwide one-way and two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, lease payments are incurred for each transmitter location. Therefore, lease payments for transmitter locations are highly dependent on the number of transmitters, which, in turn, is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce this expense, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. In addition, in August 2005 and January 2006, USA Mobility executed agreements with its two largest site lease vendors. These agreements will reduce the Company’s future lease payments for transmitter locations. During 2005, the Company decommissioned the former Arch two-way network. This network rationalization resulted in an increase in depreciation expense, but is an important element of the Company’s integration and cost reduction strategy.

Telecommunications expenses are incurred to interconnect USA Mobility’s messaging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among the Company’s offices. These expenses are dependent on the number of units in service and the number of office and network locations the Company maintains. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to the Company’s call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunications expenses to vary regardless of the number of units in service. In addition, certain phone numbers USA Mobility provides to its customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunications expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories and capacities and to reduce the number of transmitter and office locations from which the Company operates.

USA Mobility did experience limited damage to transmission equipment located in the Gulf of Mexico region of the United States from Hurricanes Katrina and Rita in the third quarter of 2005. Expenses resulting from storm-related recovery efforts have been included in service, rental and maintenance expenses, and were immaterial for the third quarter of 2005. In addition, the Company recorded $231,000 to reflect the loss of damaged assets. To date, the impact to revenues or bad debt expense has been immaterial. The Company has an insurance policy that affords recovery for operational expenses, asset losses and business interruption, and has submitted its claims; at this time, however, the Company cannot estimate the amount and timing of insurance recoveries, if any.

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing, and general and administrative expenses was $335.5 million, $443.5 million and $352.7 million for the years ended December 31, 2004, 2005 and 2006, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future quarters, expense reductions will be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate net cash from operating activities.

Results of Operations

As previously discussed, Arch and Metrocall merged on November 16, 2004. The results of operations and cash flows discussed below for 2004, 2005 and 2006 include the operating results and cash flows of Arch for the twelve months ended December 31, 2004, 2005 and 2006, and Metrocall for the period November 16, 2004 to December 31, 2006. Accordingly, the apparent growth in operations from 2004 to 2005 is due to the merger of Arch and Metrocall and is not indicative of future operating trends or results.

Comparison of the Results of Operations for the Years Ended December 31, 2005 and 2006

	For the Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$592,690	95.8%	$476,138	95.7%	$(116,552)	(19.7)%
Product sales	25,882	4.2	21,556	4.3	(4,326)	(16.7)

	$618,572	100.0%	$497,694	100.0%	$(120,878)	(19.5)%

Selected operating expenses:
Cost of products sold	4,483	0.7	3,837	0.8	(646)	(14.4)
Service, rental and maintenance	215,848	34.9	177,120	35.6	(38,728)	(17.9)
Selling and marketing	43,371	7.0	43,902	8.8	531	1.2
General and administrative	179,784	29.1	127,877	25.7	(51,907)	(28.9)

	$443,486	71.7%	$352,736	70.9%	$(90,750)	(20.5)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $618.6 million and $497.7 million for the years ended December 31, 2005 and 2006, respectively.

	For the Year Ended December 31,
	2005	2006
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$421,505	$342,226
Two-way messaging	109,790	87,415

	$531,295	$429,641

Indirect:
One-way messaging	$39,724	$26,941
Two-way messaging	9,382	7,611

	$49,106	$34,552

Total Paging:
One-way messaging	$461,229	$369,167
Two-way messaging	119,172	95,026

	580,401	464,193
Non-Paging revenue	12,289	11,945

Total service, rental and maintenance revenues	$592,690	$476,138

The table below sets forth units in service and service revenues, the changes in each between 2005 and 2006 and the change in revenue associated with differences in the numbers of units in service and ARPU.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due to:
	2005	2006	Change	2005(a)	2006(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,439	3,735	(704)	$461,229	$369,167	$(92,062)	$(3,663)	$(88,399)
Two-way messaging	447	370	(77)	119,172	95,026	(24,146)	(4,728)	(19,418)

Total	4,886	4,105	(781)	$580,401	$464,193	$(116,208)	$(8,391)	$(107,817)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenue due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.6 million decrease in 2006 was due primarily to a decrease in product sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$124,573	20.1%	$99,638	20.0%	$(24,935)	(20.0)%
Telecommunications related expenses	42,306	6.8	32,107	6.5	(10,199)	(24.1)
Payroll and related expenses	31,131	5.0	26,277	5.3	(4,854)	(15.6)
Stock based compensation	260	0.0	320	0.1	60	23.1
Other	17,578	2.8	18,778	3.8	1,200	6.8

Total	$215,848	34.9%	$177,120	35.6%	$(38,728)	(17.9)%

FTEs	407		350		(57)	(14.0)%

As illustrated in the table above, service, rental and maintenance expenses decreased $38.7 million or 17.9% from 2005.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The decrease of $24.9 million in lease payments for transmitter locations is primarily due to the rationalization of Arch’s two-way network and renegotiated master lease agreements. As discussed earlier, the combined Company has deconstructed one of its two-way networks and has begun to rationalize its one-way networks. The Company has negotiated two master lease agreements (“MLAs”) that cover approximately 28% of its transmitters. These MLAs provide for a maximum monthly rental for a fixed number of sites that can decline over time. These MLAs have allowed the Company to reduce its lease payment expense as its network rationalization continues. As required by SFAS No. 13, Accounting for Leases, the Company is required to expense its lease payments on a straight-line basis. This has increased long-term prepaid rent by $4.4 million for the year ended December 31, 2006.

•	Telecommunications related expenses — The decrease of $10.2 million in telecommunications expenses is due to the consolidation of one-way and two-way networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2007.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll for this category decreased $4.9 million due primarily to a reduction in headcount. Total FTEs declined by 57 from 407 FTEs at December 31, 2005 to 350 FTEs at December 31, 2006.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The increase for the year ended December 31, 2006 reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants to management for June 7, 2005 (103,937 shares) and for February 1, 2006 (132,572 shares) that vest through various periods until January 1, 2009.

•	Other expenses — Other expenses consist primarily of an increase in other miscellaneous expenses of $1.5 million resulting from one-time adjustments in 2005 to the Company’s asset retirement obligations. This was offset partially by a decrease of $0.6 million in repairs and maintenance from continued site and office reductions as USA Mobility continues to streamline its operations.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$29,429	4.8%	$28,924	5.8%	$(505)	(1.7)%
Commissions	10,316	1.7	9,583	1.9	(733)	(7.1)
Stock based compensation	226	0.0	570	0.1	344	152.2
Other	3,400	0.5	4,825	1.0	1,425	41.9

Total	$43,371	7.0%	$43,902	8.8%	$531	1.2%

FTEs	460		421		(39)	(8.5)%

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $0.5 million or 1.7% over 2005. While total FTEs declined by 39 from 460 FTEs at December 31, 2005 to 421 FTEs at December 31, 2006, the Company has launched a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative Expenses.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
		(Dollars in thousands)

Payroll and related expenses	$63,443	10.3%	$42,546	8.5%	$(20,897)	(32.9)%
Stock based compensation	2,346	0.4	1,838	0.4	(508)	(21.7)
Bad debt	8,828	1.4	7,505	1.5	(1,323)	(15.0)
Facility expenses	21,161	3.4	14,953	3.0	(6,208)	(29.3)
Telecommunications	10,101	1.6	7,802	1.6	(2,299)	(22.8)
Outside services	28,109	4.5	25,334	5.1	(2,775)	(9.9)
Taxes, licenses and permits	19,204	3.1	9,392	1.9	(9,812)	(51.1)
Other	26,592	4.3	18,507	3.7	(8,085)	(30.4)

Total	$179,784	29.1%	$127,877	25.7%	$(51,907)	(28.9)%

FTEs	750		464		(286)	(38.1)%

As illustrated in the table above, general and administrative expenses decreased $51.9 million from the year ended December 31, 2005 due primarily to headcount reductions and office closures. The percentages of these expenses to revenue also decreased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory, collections, finance and other back office functions as well as executive management. The decrease in this expense was due primarily to a reduction in headcount since the Metrocall merger. Total general and administration FTEs decreased by 286 from 750 FTEs at December 31, 2005 to 464 FTEs at December 31, 2006. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2007; however, the most significant reductions occurred throughout 2005.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. The decrease for the year ended December 31, 2006 reflects the vesting of Metrocall options in May 2005, offset by restricted stock grants to management for June 7, 2005 (103,937 shares) and for February 1, 2006 (132,572 shares) that vest through various periods until January 1, 2009.

•	Bad debt — The decrease of $1.3 million in bad debt expense reflects a revision to the Company’s analysis of its bad debt experience. Based on expected trends the Company increased its bad debt expense as a percentage of the related revenue. This increase primarily occurred during the first six months of 2006. The decrease in overall expense from 2005 to 2006 is generally consistent with the decrease in revenue during the same period.

•	Facility expenses — The decrease of $6.2 million is primarily due to the closure of office facilities as part of the Company’s continued rationalization resulting from the merger of Arch and Metrocall.

•	Telecommunications — The decrease of $2.3 million in telecommunications expense reflects continued office and staffing reductions as USA Mobility continues to streamline its operations.

•	Outside services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in 2006 was due primarily to a reduction in professional service fees for integration-related activities incurred in 2005, offset by increased outsourced customer service costs resulting from the sale of an internally managed call center to an outside provider in June 2006.

•	Taxes, licenses and permits — Taxes, licenses and permits consist of property, franchise, and gross receipts taxes. The decrease in taxes, licenses and permits of $9.8 million is mainly due to lower than expected tax settlements, gross receipts taxes, and property taxes. Additionally, in 2006 the Company received a net one-time refund of $2.2 million for previously paid federal excise taxes.

•	Other expenses — Other expenses consist primarily of a decrease to repairs and maintenance of $3.9 million, a decrease to insurance of $0.9 million, a decrease of $1.8 million to office expenses and a decrease of $1.1 million to travel and entertainment, all of which result from continued site and office reductions as USA Mobility continues to streamline its operations.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $73.3 million for the year ended December 31, 2006 from $131.3 million for the same period in 2005. The decrease was primarily due to $31.2 million of fully depreciated paging infrastructure and other assets, $17.3 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, and $9.8 million in lower amortization expense.

Effective October 1, 2006, USA Mobility revised the estimated depreciable life of certain of its messaging equipment assets, which are depreciated under the group method. This change in useful life resulted from changes to the timing of the Company’s network rationalization program, in order to align the useful lives of these assets with their planned removal from service. As a result of this change, depreciation expense decreased approximately $0.1 million in the fourth quarter of 2006.

Severance and Restructuring.  These costs were $16.6 million and $4.6 million for the years ended December 31, 2005 and 2006, respectively. These costs primarily consist of severance charges of $15.5 million and $4.2 million for 2005 and 2006, respectively, resulting from staff reductions as the Company continues to match its employee levels to operational requirements.

Restructuring charges of $1.1 million and $0.4 million for 2005 and 2006, respectively, relate to lease termination penalty expenses.

Impairments.  The Company did not record any impairment of long-lived assets, intangible assets or goodwill in 2005 or 2006. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit to below its carrying amount. For this determination the Company as a whole is considered the reporting unit. Declines in the Company’s stock price could indicate that a potential impairment has occurred. Such a decline could require an evaluation of impairment more frequently than annually.

Interest Income (Expense).  Net interest income is $3.9 million for the year ended December 31, 2006 compared to net expense of $1.3 million for the same period in 2005. This increase was due to the investment of available cash in short term interest bearing accounts for the year ended December 31, 2006, versus interest expense for the same period in 2005 on the $47.5 million of average debt outstanding that was used to partially fund the cash consideration to Metrocall stockholders.

Income Tax Expense.  For the year ended December 31, 2006, the Company recognized $31.6 million of total income tax expense, compared to $10.6 million for the year ended December 31, 2005. The increase in the tax provision between 2005 and 2006 was primarily attributable to higher pre-tax book income, a charge of $1.8 million resulting from recently enacted changes in state income tax laws, including Texas and Michigan, and a $0.8 million charge to establish a valuation allowance against the portion of the Company’s charitable contribution carry forward estimated to expire prior to utilization. The December 31, 2005 tax provision included a charge of $1.5 million related to an enacted change to the Ohio income tax laws. USA Mobility anticipates that income tax expenses will continue to be required for the foreseeable future.

Comparison of the Results of Operations for the Years Ended December 31, 2004 and 2005

	For the Year Ended December 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance	$470,751	96.0%	$592,690	95.8%	$121,939	25.9%
Product sales	19,409	4.0	25,882	4.2	6,473	33.4

	$490,160	100.0%	$618,572	100.0%	$128,412	26.2

Selected operating expenses:
Cost of products sold	4,347	0.9	4,483	0.7	136	3.1
Service, rental and maintenance	160,514	32.7	215,848	34.9	55,334	34.5
Selling and marketing	36,117	7.4	43,371	7.0	7,254	20.1
General and administrative	134,507	27.4	179,784	29.1	45,277	33.7

	$335,485	68.4%	$443,486	71.7%	$108,001	32.2%

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
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$348,990	$421,505
Two-way messaging	87,211	109,790

	$436,201	$531,295

Indirect:
One-way messaging	$28,384	$39,724
Two-way messaging	3,229	9,382

	$31,613	$49,106

Total Paging:
One-way messaging	$377,374	$461,229
Two-way messaging	90,440	119,172

	467,814	580,401
Non-Paging revenue	2,937	12,289

Total service, rental and maintenance revenues	$470,751	$592,690

(a)	Includes revenues for Arch for the years ended December 31, 2004 and 2005 and Metrocall for the period November 16, 2004 to December 31, 2005.

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

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant components:

	For the Year Ended December 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Lease payments for transmitter locations	$85,530	17.4%	$124,573	20.1%	$39,043	45.6%
Telecommunications related expenses	28,587	5.8	42,306	6.8	13,719	48.0
Payroll and related expenses	26,415	5.4	31,131	5.0	4,716	17.9
Stock based compensation	370	0.1	260	0.0	(110)	(29.7)
Other	19,612	4.0	17,578	2.8	(2,034)	(10.4)

Total	$160,514	32.7%	$215,848	34.9%	$55,334	34.5%

FTEs	576		407		(169)	(29.3)%

As illustrated in the table above, service, rental and maintenance expenses increased $55.3 million or 34.5% from 2004. The percentage of these costs to revenues also increased, primarily due to the acquisition of Metrocall one-way and two-way networks that resulted in increased lease and telecommunications-related expenses.

Following is a discussion of each significant item listed above:

•	Lease payments for transmitter locations — The increase in lease payments for transmitter locations consists of an increase of $39.0 million primarily due to the inclusion of expenses associated with the Metrocall one-way and two-way networks. As discussed elsewhere, the combined Company has decommissioned one of its two-way networks and has begun to rationalize its one-way networks. However, lease payments are subject to underlying obligations contained in each lease agreement, some of which do not allow immediate savings when equipment is removed. Further, leases may consist of payments for multiple sets of transmitters, antenna structures or network infrastructures on a particular site. In some cases, USA Mobility removes only a portion of the equipment to which the lease payment relates. Under these circumstances, reduction of future rent payments is often subject to negotiation. Success is dependent on many factors, including the number of other sites USA Mobility leases from the lessor, the amount and

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

•	Telecommunications related expenses — The increase in telecommunications expenses reflects an increase of $13.7 million resulting from the Metrocall merger. USA Mobility has also begun the process to reduce these costs as it consolidates and rationalizes its one-way and two-way networks. Reductions in these expenses should occur as the Company’s networks are consolidated throughout 2006.

•	Payroll and related expenses — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on the networks. Payroll for this category increased $4.7 million due primarily to additional employees resulting from the Metrocall merger.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $0.3 million for the year ended December 31, 2005 from $0.4 million for the same period in 2004, primarily due to lower compensation costs associated with the long-term management incentive plan, offset by the compensation expense of the grant of 103,937 shares of restricted stock to eligible employees on June 7, 2005.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$26,753	5.5%	$29,429	4.8%	$2,676	10.0%
Commissions	7,953	1.6	10,316	1.7	2,363	29.7
Stock based compensation	32	0.0	226	0.0	194	606.3
Other	1,379	0.3	3,400	0.5	2,021	146.6

Total	$36,117	7.4%	$43,371	7.0%	$7,254	20.1%

FTEs	564		460		(104)	(18.4)%

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expense. Selling and marketing payroll and related expenses increased $2.7 million or 10.0% over 2004. This increase was due primarily to an increase in the number of sales representatives and sales management that resulted from the Metrocall merger.

General and Administrative Expenses.  General and administrative expenses consist of the following significant components:

	For the Year Ended December 31,
	2004		2005		Change Between
		% of		% of	2004 and 2005
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related expenses	$56,132	11.5%	$63,443	10.3%	$7,311	13.0%
Stock based compensation	4,461	0.9	2,346	0.4	(2,115)	(47.4)
Bad debt	3,789	0.8	8,828	1.4	5,039	133.0
Facility expenses	15,873	3.2	21,161	3.4	5,288	33.3
Telecommunications	7,065	1.4	10,101	1.6	3,036	43.0
Outside services	14,316	2.9	28,109	4.5	13,793	96.3
Taxes, licenses and permits	12,716	2.6	19,204	3.1	6,488	51.0
Other	20,155	4.1	26,592	4.3	6,437	31.9

Total	$134,507	27.4%	$179,784	29.1%	$45,277	33.7%

FTEs	1,333		750		(583)	(43.7)%

As illustrated in the table above, general and administrative expenses increased $45.3 million from the year ended December 31, 2004 due to the inclusion of Metrocall operations. The percentages of these costs to revenue also increased, primarily due to the following:

•	Payroll and related expenses — Payroll and related expenses include employees in customer service, inventory collections, finance and other back office functions as well as executive management. USA Mobility anticipates continued staffing reductions during 2006; however the most significant reductions occurred throughout 2005.

•	Stock based compensation — Stock based compensation consists primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors, and the compensation cost associated with a long-term management incentive plan. USA Mobility uses the fair-value based method of accounting for stock based compensation. Stock based compensation decreased to $2.3 million for the year ended December 31, 2005 from $4.5 million for the same period in 2004, primarily due to lower compensation costs associated with the long-term management incentive plan, offset by the compensation expense of the grant of 103,937 shares of restricted stock to eligible employees on June 7, 2005.

•	Bad debt — The increase in bad debt expenses reflected an increase of $5.0 million due to higher levels of overall accounts receivable of the combined operations.

•	Telecommunications — The increase in telecommunications expense reflects the inclusion of Metrocall operations.

•	Outside Services — Outside services consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase in 2005 was due primarily to higher temporary help and professional fees due to integration related activities. In 2005 outside services also included a benefit of $1.5 million recorded in the third quarter of 2005 for the reimbursement of legal fees under an insurance policy.

•	Taxes, licenses and permits — Taxes, licenses and permits consist primarily of property, franchise and gross receipts taxes. The increase in taxes, licenses and permits is mainly due to the inclusion of Metrocall operations. The increase in taxes, licenses and permits expense as a percentage of revenue was due to new gross receipts taxes in several jurisdictions and the recognition of state and local taxes resulting from billing system conversion activities.

•	Other expenses — Other expenses consist primarily of postage and express mail costs associated with the shipping and receipt of messaging devices of $6.6 million, repairs and maintenance associated with computer hardware and software of $5.8 million, insurance of $4.8 million and other expenses of $9.4 million, which increased primarily due to the merger with Metrocall.

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

Severance and Restructuring.  Severance and restructuring expenses increased to $16.6 million for the year ended December 31, 2005 from $11.9 million for the same period in 2004. These expenses primarily consist of severance charges of $15.5 million and $8.9 million for 2005 and 2004, respectively. The increase consists primarily of both actual and planned reductions in headcount due to the reorganization plan to adjust the management structure and consolidate three sales divisions of five regions into one national sales organization consisting of eleven regions. Also included is the $4.3 million settlement agreement with three former Arch executives that was paid during second quarter 2005.

Restructuring charges of $1.1 million and $3.0 million for 2005 and 2004, respectively, relate to lease termination penalty expenses.

Impairments.  The Company did not record any impairments of long-lived assets, intangible assets or goodwill in 2004 or 2005, respectively. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit is below its carrying amount. For this determination the Company as a whole is considered the reporting unit. Declines in the Company’s stock price could indicate that a potential impairment has occurred. Such a decline could require an evaluation of impairment more frequently than annually.

Interest Expense.  Net interest expense decreased to $1.3 million for the year ended December 31, 2005 from $5.9 million for the same period in 2004. This decrease was due to the repayment of Arch’s 12% notes on May 28, 2004 partially offset by $2.4 million of expense associated with the $140.0 million of debt incurred to partially fund the cash election to former Metrocall stockholders in accordance with the terms of the merger agreement. All of the debt incurred as a result of the merger with Metrocall was repaid in 2005.

Income Tax Expense.  For the year ended December 31, 2005, the Company recognized $10.6 million of income tax expense, compared to $16.8 million for the year ended December 31, 2004. The decrease in the tax provision between 2004 and 2005 was the result of lower pre-tax book income and non-recurring adjustments to state deferred income tax assets.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at December 31, 2006, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The Company’s net cash flows from operating, investing and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

				2005 to 2006
	For the Year Ended December 31,			Increase/
	2004	2005	2006	(Decrease)

Net cash provided by operating activities	$114,265	$139,254	$147,242	$7,988
Net cash used in investing activities	$(133,722)	$(13,046)	$(19,365)	$6,319
Net cash provided by (used in) financing activities	$31,870	$(135,656)	$(98,917)	$(36,739)

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

	For the Year Ended
	December 31,		Increase/
	2005	2006	(Decrease)

Cash received from customers	$611,779	$504,371	$(107,408)

Cash paid for —
Payroll and related expenses	160,902	109,481	(51,421)
Lease payments for tower locations	127,739	116,244	(11,495)
Telecommunications expenses	49,047	37,460	(11,587)
Interest expense	2,412	34	(2,378)
Other operating expenses	132,425	93,910	(38,515)

	472,525	357,129	(115,396)

Net cash provided by operating activities	$139,254	$147,242	$7,988

Net cash provided by operating activities for the twelve months ended December 31, 2006 increased $8.0 million from the same period in 2005 due primarily to the following:

•	Cash received from customers decreased $107.4 million in 2006 compared to the same period in 2005. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue decreases of $120.9 million, as discussed earlier, and a decrease in accounts receivable of $11.8 million in 2006 compared to $1.9 million increase in 2005.

•	Cash payments for payroll and related expenses decreased $51.4 million due primarily to lower payroll expenses. The lower payroll related expense resulted from the Company’s integration and consolidation activities.

•	Lease payments for tower locations decreased $11.5 million. This decrease was due primarily to lower payments for leased locations as the Company rationalized its network and negotiated lower payments under MLAs.

•	Cash used for telecommunications-related expenditures decreased $11.6 million in 2006 compared to the same period in 2005. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expenses and general and administrative expenses as the Company has reduced its operating expenses to support its smaller customer base.

•	The decrease in interest payments for the year ended December 31, 2006 compared to the same period in 2005 was due to the repayment in August 2005 of the $140.0 million borrowed in November 2004 to partially fund a portion of the cash election in conjunction with the merger of Arch and Metrocall.

•	Cash payments for other expenses primarily include repairs and maintenance, outside services, facility rents, taxes, licenses and permits, office and various other expenses. The decrease in these payments was primarily related to decreased balances of prepaid expenses and other current assets, lower payments for outside services of $2.7 million, taxes, licenses and permits of $9.8 million, office expense of $0.9 million, and repairs and maintenance expense of $4.4 million. Other expenses have decreased as the Company has reduced overall costs to match its declining subscriber base.

Net Cash Used In Investing Activities.  Net cash used in investing activities in 2006 increased $6.3 million from the same period in 2005 due primarily to increased capital expenditures. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for 2006 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2007 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities in 2006 decreased $36.7 million from the same period in 2005. In November 2004, the Company borrowed $140.0 million to primarily fund a portion of the cash consideration related to the Metrocall merger. The Company’s use of cash in 2005 related primarily to principal repayments of those borrowings. All of this debt was repaid in August 2005.

Cash Distributions to Stockholders.  On November 2, 2005, the Board of Directors of USA Mobility declared a special one-time cash distribution of $1.50 per share to stockholders, with a record date of December 1, 2005, and a payment date of December 21, 2005. This cash distribution of approximately $40.7 million was paid from available cash on hand.

On June 7, 2006, the Board of Directors of USA Mobility declared a special one-time cash distribution of $3.00 per share to stockholders, with a record date of June 30, 2006, and a payment date of July 21, 2006. This cash distribution of approximately $81.4 million was paid from available cash on hand.

On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share. On November 1, 2006, the Board of Directors of USA Mobility declared the first regular cash distribution, with a record date of November 16, 2006, and a payment date of December 7, 2006. This cash distribution of approximately $17.5 million was paid from available cash on hand.

On February 7, 2007, the Board of Directors of USA Mobility declared the second regular quarterly cash distribution, with a record date February 22, 2007, and a payment date of March 15, 2007. This cash distribution will be paid from available cash on hand.

Borrowings.  At December 31, 2004, the Company had aggregate principal amount of borrowings outstanding under its credit agreement of $95.0 million. During the first three quarters of 2005, the Company repaid the remaining balance of $95.0 million on its bank credit facility in full satisfaction of its bank debt obligation. As of December 31, 2006, the Company had no material borrowings or associated debt service requirements.

Commitments

Contractual Obligations.  As of December 31, 2006, USA Mobility’s contractual payment obligations under its long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to certain telephone and information technology related expenses. The amounts are based on the Company’s contractual commitments; however, it is possible that the Company may be able to negotiate lower payments if it chooses to exit these contracts before their expiration date.

		Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Long-term debt obligations and accrued interest	$—	$—	$—	$—	$—
Operating lease obligations	119,782	49,467	54,108	15,280	927
Purchase obligations	27,480	16,427	11,053	—	—
Other liabilities	35,784	22,694	7,943	1,143	4,004

Total	$183,046	$88,588	$73,104	$16,423	$4,931

Other Commitments.  USA Mobility has a commitment to fund annual cash flow deficits, if any, of Global Technical Engineering Solutions, LLC (“GTES”), a company in which it has a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding has been required through December 31, 2006. The commitment period expires on February 10, 2007.

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

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. During the years ended December 31, 2005 and 2006, the Company paid $23.6 million and $10.2 million, and $17.2 million and $18.4 million, respectively, to these landlords for rent expenses that are included in service, rental and maintenance expense. Each director has recused himself from any discussions or decisions the Company makes on matters relating to the respective vendor for which he serves as a director.

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring accrued liabilities and income taxes. Management bases their estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

USA Mobility believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2006, the Company did not believe any such conditions existed. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Intangible assets were recorded in accordance with SFAS No. 141 and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded in conjunction with the Metrocall merger. Goodwill is not amortized but will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform this annual impairment test. SFAS No. 142 requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit will be determined based upon discounted cash flows, market multiples or appraised values as appropriate.

Accounts Receivable Allowances

USA Mobility records four allowances against its gross accounts receivable balance of which the two most significant are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $3.6 million and $4.1 million at December 31, 2005 and 2006, respectively.

While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $3.4 million and $3.0 million at December 31, 2005 and 2006, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts total $1.5 million at December 31, 2006.

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

Depreciation Expense

The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its messaging equipment assets. The primary component of these assets is a transmitter. During the year ended December 31, 2006, $32.0 million of the total depreciation expense of $55.6 million related to these assets.

Transmitter assets are grouped into tranches based on the Company’s transmitter decommissioning forecast and are depreciated using the group life method. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. That expected useful life is based on the Company’s forecast usage of those assets and their retirement over time and so aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Depreciation expense for these assets is subject to change based upon fluctuations in the timing of the Company’s network rationalization plans. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any variations from the Company’s estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

Asset Retirement Obligations

The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets, principally transmitters that are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million at both December 31, 2005 and 2006. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and nine years. Depreciation, amortization and accretion expense in 2006 included $1.3 million related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

At December 31, 2005 and 2006, accrued other expenses included $3.6 million and $4.6 million, respectively, of asset retirement liabilities related to USA Mobility’s efforts to reduce the number of transmitters it operates; other long-term liabilities included $9.9 million and $9.0 million, respectively, related primarily to an estimate of assets to be removed through 2013. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect the merger with Metrocall and the increased transmitters acquired, the extension of the economic life of the paging network and the Company’s plans to rationalize the Arch two-way network in 2005.

The long-term cost associated with the original assessment, the additional amount recorded due to the Metrocall merger, and the change in estimated removal cost timing refinements due to the Metrocall merger will accrete to a total liability of $24.4 million through 2013. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimates. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense in 2004, 2005 and 2006 included $2.2 million, $2.9 million and $3.2 million, respectively, for accretion expense on the asset retirement obligation liabilities.

USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, its financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from the Company’s estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accreted operating expense.

Severance and Restructuring Accrued Liabilities

The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”). The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

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

Also from time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

Income Taxes

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expenses. The Company assesses the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all the Company’s net deferred income tax assets will be realized in future periods. This assessment requires significant judgment. USA Mobility does not recognize current or future tax benefits unless it is probable that its tax positions will ultimately be sustained.

During 2002, Arch established a valuation allowance against its net deferred income tax assets existing at its emergence from bankruptcy because, based on information available at that time, it was considered unlikely that deferred income tax assets would be realized. However, during the quarter ended December 31, 2003, Arch management evaluated new facts and, based on operating income for the prior two years, repayment of notes well ahead of schedule and anticipated operating income and cash flows for future periods, concluded it was more likely than not that deferred income tax assets would be realized. Accordingly, Arch management determined it was appropriate to release the valuation allowance. Because operational results for the year ended December 31, 2006 were consistent with the previous Arch management’s assessment, and because the Company’s anticipated results including additional incremental income to be generated due to the merger with Metrocall, no valuation allowance against deferred income tax assets is required as of December 31, 2006, except for the valuation allowance against the deferred income tax asset related to the charitable contributions carry-forward.

Under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, reductions in a deferred income tax asset valuation allowance that existed as of the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. The release of the valuation allowance reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven-month period ended December 31, 2002 and the year ended December 31, 2003, respectively. After reduction of intangibles recorded in conjunction with fresh start accounting, the remaining reduction of the valuation allowance of $195.9 million was recorded as an increase to stockholders’ equity as of December 31, 2003.

In USA Mobility management’s judgment, the Company is more likely than not to utilize its net deferred income tax assets of $198.6 million through reductions in tax liabilities in future periods. Recovery, however, is dependent on the Company achieving its forecast of future operating income over a protracted period of time. As of December 31, 2006, the Company would require approximately $516.8 million in cumulative future operating income to be generated to utilize its net deferred income tax assets. USA Mobility will review its forecast in relation to actual results and expected trends on an ongoing basis. Failure to achieve the operating income targets may change the assessment regarding the recoverability of the Company’s net deferred income tax assets and such change could result in a valuation allowance being recorded against some or all of the deferred income tax assets in the future. Any increase in a valuation allowance would result in additional income tax expense, reduce stockholders’ equity, and could have a significant impact on the Company’s earnings in future periods.

In accordance with provisions of the IRC, Arch was required to apply the cancellation of debt income arising in conjunction with its plan of reorganization against tax attributes existing as of its emergence from bankruptcy date. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of tax law and it has a material effect on the tax attributes remaining after allocation, and thus the Company’s future tax position. As a result of the method used to allocate cancellation of debt income, Arch had no net operating losses remaining and the tax bases of certain other tax assets were reduced as of the May 29, 2002, the date of emergence from the Chapter 11 proceedings. Other methods of allocating the cancellation of debt income are possible based on different interpretations of tax law and if such other methods were applied, the amount of deductions available to offset past and future taxable income might be further limited, possibly resulting in an increased income tax liability.

Recent and Pending Accounting Pronouncements

New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, (“SFAS No. 158”). SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded securities and at the end of fiscal year ending after June 15, 2007 for all other entities. Management has determined that SFAS No. 158 will have no material impact to the Company.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 and clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 becomes effective for the Company in the first quarter of 2007. Management is currently evaluating the impact that FIN 48 will have on the Company’s financial statements.

In June 2006, the FASB ratified the EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (“EITF No. 06-3”). EITF No. 06-3 requires an entity to disclose transactional tax amounts assessed by government authorities that are considered significant. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Management has determined that EITF No. 06-3 will have no impact to the Company’s disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (“SAB No. 108”). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management has determined that SAB No. 108 will not have a material impact on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, USA Mobility’s outstanding debt financing has been fully repaid.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for USA Mobility.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (“COSO”), Internal Control — Integrated Framework.

As a result of the evaluation, management concluded that we did maintain effective internal control over financial reporting at December 31, 2006, based on the criteria in Internal Control — Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of Prior Year Material Weaknesses

With regard to the material weaknesses that were previously disclosed as of December 31, 2005, they were remediated as of December 31, 2006. Please see “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Management’s Remediation Initiatives” contained in our report on Form 10-K for the fiscal year ended December 31, 2005 and “Item 4. Controls and Procedures” contained in our reports on subsequent Form 10-Qs, for disclosure of information about material weaknesses that were reported as a result of our annual assessment as of December 31, 2005 and remediation for each item. As disclosed in the Form 10-Qs for the first three quarters of fiscal year 2006, we have implemented and executed our remediation plans, and as of December 31, 2006, such remediation plans were successfully tested and all material weaknesses were deemed remediated.

Changes in Internal Control Over Financial Reporting

During the fourth quarter ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than refinement and complete implementation of controls necessary to remediate the previous years’ material weaknesses discussed above. As part of the Company’s ongoing process improvement and compliance efforts, the Company performed testing procedures on our internal controls deemed effective at December 31, 2005 and on our internal controls implemented during fiscal year 2006. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2006.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10 — 14 is incorporated by reference from USA Mobility’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than April 30, 2007.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information required by this item is incorporated by reference to USA Mobility’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders:

•	Information regarding directors is set forth under the caption “Election of Directors”;

•	Information regarding executive officers is set forth under the caption “Executive Officers”;

•	Information regarding the Company’s audit committee and designated “audit committee financial expert” is set forth under the caption “The Board of Directors and Committees”;

•	Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

The information required by this item is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis (“CD&A”)”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Information required by this item is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this item with respect to certain relationships and related transactions is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”. The Information required by this item with respect to director independence is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “The Board of Directors and Committees”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders entitled “Fees and Services “.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Income Statements for Each of the Three Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity for Each of the Three Years Ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for Each of the Three Years Ended December 31, 2004, 2005 and 2006

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

March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	March 15, 2007

/s/ Thomas L. Schilling Thomas L. Schilling	Chief Financial Officer (principal financial officer)	March 15, 2007

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer (principal accounting officer)	March 15, 2007

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	March 15, 2007

/s/ David C. Abrams David C. Abrams	Director	March 15, 2007

/s/ James V. Continenza James V. Continenza	Director	March 15, 2007

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	March 15, 2007

/s/ Brian O’Reilly Brian O’Reilly	Director	March 15, 2007

/s/ Matthew Oristano Matthew Oristano	Director	March 15, 2007

/s/ Samme L. Thompson Samme L. Thompson	Director	March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USA Mobility, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the consolidated results of its operations and its cash flows for the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the Notes to Consolidated Financial Statements, the Company adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/  GRANT THORNTON LLP

McLean, Virginia
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USA Mobility, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report, that USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period ended December 31, 2006 and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

McLean, Virginia
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
USA Mobility, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of USA Mobility, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia
May 24, 2006

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$37,547	$66,507
Accounts receivable, less allowances of $6,952 and $8,582 in 2005 and 2006, respectively	38,177	26,364
Deposits	1,687	1,883
Prepaid expenses and other	8,973	10,411
Deferred income tax assets	18,895	18,399

Total current assets	$105,279	$123,564

Property and equipment, at cost:
Land, buildings and improvements	12,888	9,616
Paging and computer equipment	332,741	274,115
Furniture, fixtures and vehicles	7,385	6,858

	353,014	290,589
Less accumulated depreciation and amortization	225,212	199,027

Property and equipment, net	127,802	91,562

Goodwill	149,478	159,438
Intangible and other assets, less accumulated amortization of $37,085 and $46,031 in 2005 and 2006, respectively	40,654	26,339
Deferred income tax assets	207,150	180,244
Other assets	3,430	7,067

TOTAL ASSETS	$633,793	$588,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13	$—
Accounts payable	3,632	3,634
Accrued compensation and benefits	12,332	13,533
Accrued network costs	6,960	3,966
Accrued taxes	28,891	27,493
Accrued severance and restructuring	1,856	2,744
Accrued other	12,048	12,609
Distributions payable	—	435
Customer deposits	3,104	2,250
Deferred revenue	17,924	16,194

Total current liabilities	$86,760	$82,858
Long-term debt, less current maturities	—	—
Other long-term liabilities	14,040	29,384

TOTAL LIABILITIES	$100,800	$112,242

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.0001 par value, no shares issued or outstanding	—	—
Common stock — $0.0001 par value, 27,215,493 and 27,340,033 shares issued at December 31, 2005 and 2006, respectively	3	3
Additional paid-in capital	523,052	475,969
Deferred stock compensation	(1,754)	—
Retained earnings	11,692	—

TOTAL STOCKHOLDERS’ EQUITY	532,993	475,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$633,793	$588,214

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except share and per share amounts)

Revenue:
Service, rental and maintenance, net of service credits	$470,751	$592,690	$476,138
Product sales, net of service credits	19,409	25,882	21,556

Total revenue	490,160	618,572	497,694

Operating expenses:
Cost of products sold	4,347	4,483	3,837
Service, rental and maintenance	160,514	215,848	177,120
Selling and marketing	36,117	43,371	43,902
General and administrative	134,507	179,784	127,877
Depreciation, amortization and accretion	107,629	131,328	73,299
Severance and restructuring	11,938	16,609	4,586

Total operating expenses	455,052	591,423	430,621

Operating income	35,108	27,149	67,073
Interest expense	(6,365)	(2,412)	(34)
Interest income	451	1,089	3,902
Loss on extinguishment of debt	(1,031)	(1,338)	—
Other income (expense)	814	(1,004)	800

Income before income tax expense	28,977	23,484	71,741
Income tax expense	(16,810)	(10,577)	(31,560)

Net income	$12,167	$12,907	$40,181

Basic net income per common share	$0.58	$0.47	$1.47

Diluted net income per common share	$0.58	$0.47	$1.46

Basic weighted average common shares outstanding	20,839,959	27,275,040	27,399,811

Diluted weighted average common shares outstanding	20,966,405	27,427,120	27,582,377

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional				Total
	Common	Paid-In	Deferred Stock	Treasury	Retained	Stockholders’
	Stock	Capital	Compensation	Stock	Earnings	Equity
	(In thousands, except share amounts)

Balance, January 1, 2004	$2	$318,858	$(2,682)	$—	$10,086	$326,264
Net income	—	—	—	—	12,167	12,167
Issuance of 7,236,868 shares of common stock and 317,044 options to purchase common stock in conjunction with the Metrocall merger	1	216,567	(2,332)	—	—	214,236
Issuance of common shares to management pursuant to plan of reorganization	—	669	(669)	—	—	—
Amortization of compensation expense associated with stock options	—	358	614	—	—	972
Amortization of deferred stock compensation	—	—	1,094	—	—	1,094
Purchase of treasury stock	—	—	—	(3,113)	—	(3,113)
Treasury stock recorded from unrecognized compensation expense of terminated management participating in the restricted stock plan	—	—	2,120	(2,120)	—	—
Retirement of treasury stock	—	(2,765)	—	5,233	(2,468)	—
Recognition of deferred tax asset for excess stock compensation deduction	—	4,420	—	—	—	4,420

Balance, December 31, 2004	3	538,107	(1,855)	—	19,785	556,040

Net income	—	—	—	—	12,907	12,907
Issuance of common stock under Equity Incentive Plan	—	2,683	(2,614)	—	—	69
Exercise of stock options	—	80	—	—	—	80
Tax benefit from exercise of stock options	—	1,647	—	—	—	1,647
Forfeitures of options	—	(12)	12	—	—	—
Amortization of unearned compensation	—	—	2,703	—	—	2,703
Tax benefit from vesting of restricted stock	—	238	—	—	—	238
Cash distributions	—	(19,691)	—	—	(21,000)	(40,691)

Balance, December 31, 2005	3	523,052	(1,754)	—	11,692	532,993

Net income	—	—	—	—	40,181	40,181
Transfer of deferred stock compensation upon adoption of SFAS No. 123R	—	(1,754)	1,754	—	—	—
Issuance of common stock under Equity Incentive Plan	—	248	—	—	—	248
Tax benefit from exercise of stock options	—	12	—	—	—	12
Stock based compensation	—	2,454	—	—	—	2,454
Cash distributions	—	(48,043)	—	—	(51,873)	(99,916)

Balance, December 31, 2006	$3	$475,969	$—	$—	$—	$475,972

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

Cash flows from operating activities:
Net income	$12,167	$12,907	$40,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	107,629	131,328	73,299
Deferred income tax expense	17,766	7,461	16,197
Loss on extinguishment of long-term debt	1,036	1,338	—
Amortization of deferred financing costs	372	714	—
Amortization of stock based compensation	4,863	2,832	2,728
Provisions for doubtful accounts and service credits	13,565	25,055	17,204
Loss (gain) on disposals of property and equipment	(93)	1,287	601
Changes in assets and liabilities, net of effects of merger:
Accounts receivable	(2,158)	(23,439)	(6,816)
Prepaid expenses and other	4,745	5,109	(395)
Intangibles and other long-term assets	(4,962)	7,978	(2,746)
Accounts payable and accrued expenses	(28,451)	(21,276)	(2,651)
Customer deposits and deferred revenue	(8,790)	(6,911)	(2,584)
Other long-term liabilities	(3,424)	(5,129)	12,224

Net cash provided by operating activities	$114,265	$139,254	$147,242

Cash flows from investing activities:
Purchases of property and equipment	(19,232)	(13,499)	(20,990)
Proceeds from disposals of property and equipment	2,998	168	200
Receipts from long-term notes receivable	271	285	1,425
Merger of companies, net of cash acquired	(117,759)	—	—

Net cash used in investing activities	$(133,722)	$(13,046)	$(19,365)

Cash flows from financing activities:
Issuance of long-term debt	140,000	—	—
Repayment of long-term debt	(105,017)	(95,045)	(13)
Cash distributions	—	(40,691)	(98,904)
Purchase of common stock	(3,113)	—	—
Exercise of options	—	80	—

Net cash (used in) provided by financing activities	$31,870	$(135,656)	$(98,917)

Net increase (decrease) in cash and cash equivalents	$12,413	$(9,448)	$28,960
Cash and cash equivalents, beginning of period	34,582	46,995	37,547

Cash and cash equivalents, end of period	$46,995	$37,547	$66,507

Supplemental disclosure:
Interest paid	$6,966	$2,245	$34

Income taxes paid (local and state)	$1,729	$562	$—

Common stock and options issued in Metrocall merger	$214,236	$—	$—

Liabilities assumed in merger	$57,214	$—	$—

Asset retirement obligation and cost	$5,617	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Business — USA Mobility, Inc. (“USA Mobility” or the “Company”), is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

Organization and Principles of Consolidation — USA Mobility is a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004 (see Note 2). Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2004 and 2005 and the acquired operations of Metrocall from November 16, 2004. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies that are less than 50% owned entities, or those in which the Company can otherwise exercise significant influence, are accounted for under the equity method of accounting, which include PageNet Canada, Inc. and Iris Wireless, Inc., both of which have no remaining carrying value.

Preparation of Financial Statements — The consolidated financial statements of USA Mobility have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Amounts shown on the consolidated income statements within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion; and severance and restructuring charges. These items are shown separately on the consolidated income statements within Operating Expenses.

Reclassifications — Certain prior years’ amounts have been reclassified to conform to current year’s presentation. Those reclassifications include (1) a decrease of $40.6 million to paging and computer equipment and to accumulated depreciation and amortization at December 31, 2005 associated with fully depreciated paging assets, and (2) decreases to stock based compensation of $4.9 million and $2.8 million for the year ended December 31, 2004 and 2005, respectively, with increases to service, rental and maintenance of $0.4 million and $0.3 million respectively, increases to selling and marketing of $0.03 million and $0.2 million respectively, and increases to general and administrative of $4.5 million and $2.3 million respectively.

Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part I of this annual report, which describes key risks associated with USA Mobility’s operations and industry.

Based on current and anticipated levels of operations, USA Mobility’s management believes that the Company’s net cash provided by operating activities, together with cash on hand will be adequate to meet its cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenditures, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenditures or

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, USA Mobility evaluates its estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, income taxes and severance and restructuring accrued liabilities. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Accounts Receivable Allowances — USA Mobility extends trade credit to its customers for messaging services. Service to customers is generally discontinued if payment has not been received within approximately sixty days of billing. Once service is discontinued, accounts are subject to internal and external collection activities. If these efforts are unsuccessful, the account is written off, which generally occurs within 120 days of billing. USA Mobility records two material allowances against its gross accounts receivable balance: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expense and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages historical write-offs are reviewed, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. The ratio of the allowance to gross receivables is compared to historical levels and amounts collected and related statistics are monitored. The allowance for doubtful accounts was $3.6 million and $4.1 million at December 31, 2005 and 2006, respectively.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $3.4 million and $3.0 million at December 31, 2005 and 2006, respectively.

Other allowances total $1.5 million at December 31, 2006.

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

USA Mobility calculates depreciation on certain of its messaging equipment assets using the group life method; accordingly, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized.

Depreciation Expense — The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its messaging equipment assets. The primary component of these assets is a transmitter. During the year ended December 31, 2006, $32.0 million of the total depreciation expense of $55.6 million related to these assets.

Transmitter assets are grouped into tranches based on the Company’s transmitter decommissioning forecast and are depreciated using the group life method. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. That expected useful life is based on the Company’s forecast usage of those assets and their retirement over time and so aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Impairments — The Company did not record any impairments of long-lived assets, intangible assets or goodwill in 2005 or 2006, respectively. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), USA Mobility is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2005 and 2006, the Company did not believe any such conditions existed. Had these conditions existed, USA Mobility would have assessed the recoverability of the carrying value of the Company’s long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, USA Mobility would have projected estimated cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill is not amortized and will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform its annual impairment test. SFAS No. 142 requires USA Mobility to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. For this determination, the Company, as a whole, is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied value of the goodwill within the reporting unit is less than

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate.

Declines in the Company’s stock price could indicate that a potential impairment has occurred. Such a decline could require an evaluation of impairment more frequently than annually.

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

Shipping and Handling Costs — USA Mobility incurs shipping and handling costs to send and receive messaging devices to/from its customers. These costs are included in general and administrative expense and amounted to $4.5 million, $4.9 million and $4.4 million for the years ended December 31, 2004, 2005 and 2006, respectively.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses — USA Mobility incurs advertising expenses to support the Company’s marketing goals. These costs are expensed as incurred and are included in selling and marketing and general and administrative expenses. These costs amounted to $0.6 million annually for each of the years ended December 31, 2004, 2005 and 2006.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where the Company is required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — USA Mobility’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable and bank debt. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2005 and 2006. At December 31, 2006, there is no debt outstanding.

Stock-Based Compensation — Effective January 1, 2003, compensation expense associated with options and restricted shares of common stock (“restricted stock”) is being recognized in accordance with the fair value provisions of SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”), over the instruments’ vesting period. The transition to these provisions was accounted for and disclosed in accordance with the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, utilizing the prospective method.

On January 1, 2006 the Company implemented the provisions of SFAS No. 123R, Shared Based Payment, (“SFAS No. 123R”). The implementation of SFAS No. 123R, including the cumulative effect of changes in expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company has followed the modified prospective transition election. In addition, the Company transferred the balance of deferred stock compensation in the Consolidated Statements of Stockholders’ Equity to additional paid-in capital on January 1, 2006 as required by SFAS No. 123R.

Severance and Restructuring Accrued Liabilities — The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”). The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of benefits such as health and life insurance.

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

Also from time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying lease agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying lease agreements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to recording such accrued liabilities, changes in market or other conditions may result in changes to assumptions upon which the original accrued liabilities were recorded that could result in an adjustment to the accrued liabilities and, depending on the circumstances, such adjustment could be material.

Income Taxes — USA Mobility accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based on the difference between the financial statement bases and the income tax bases of assets and liabilities, given the provisions of enacted laws. The Company would provide a valuation allowance against net deferred income tax assets if, based on available evidence, it is more likely than not the deferred income tax assets will not be realized (see Note 6).

New Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, (“SFAS No. 158”). SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other post-retirement plans in their financial statements. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded securities and at the end of fiscal year ending after June 15, 2007 for all other entities. Management has determined that SFAS No. 158 will have no material impact to the Company.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 addresses the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 and clarifies the recognition threshold and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 becomes effective for the Company in the first quarter of 2007. Management is currently evaluating the impact that FIN 48 will have on the Company’s financial statements.

In June 2006, the FASB ratified the EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement, (“EITF No. 06-3”). EITF No. 06-3 requires an entity to disclose transactional tax amounts assessed by government authorities that are considered significant. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. Management has determined that EITF No. 06-3 will have no impact to the Company’s disclosures.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, (“SAB No. 108”). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management has determined that SAB No. 108 will not have a material impact on the Company’s financial position and results of operations.

2.	Merger of Arch and Metrocall

USA Mobility, a holding company, was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. The merger was accounted for using the purchase method of accounting. Arch was the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities. The results of

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations of Metrocall have been included in the USA Mobility results from November 16, 2004; therefore, the results presented for the years ended December 31, 2004 and 2005 include results associated with Metrocall from the merger date.

USA Mobility expects to achieve operating and other synergies through elimination of redundant overhead and duplicative network structures. Subsequent to the merger, the Company began an extensive review of all operating systems, the rationalization of the one-way and two-way messaging networks, and the composition of the sales force. The Company expects to continue its reviews through 2007 and beyond as it deconstructs networks and standardizes its systems. In this process, the Company has incurred and expects to incur additional costs.

3.	Long Lived Assets

Property and Equipment — Depreciation, amortization and accretion expense related to property and equipment for the years ended December 31, 2004, 2005 and 2006, respectively, was as follows (in thousands):

	For the Year Ended December 31,
	2004	2005	2006

Depreciation	$101,713	$104,127	$55,613
Amortization	3,718	24,313	14,526
Accretion	2,198	2,888	3,160

	$107,629	$131,328	$73,299

The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets that are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million at both December 31, 2005 and 2006. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and nine years. Depreciation, amortization and accretion expense for the years ended December 31, 2004, 2005 and 2006 included $1.6 million, $3.5 million and $1.3 million, respectively, related to depreciation of these assets. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets through 2013.

The components of the changes in the asset retirement obligation balances for the year ended December 31, 2006 were as follows (in thousands):

	Current Portion	Long-Term Portion
	(Dollars in thousands)

Balance at December 31, 2005	$3,608	$9,924
Accretion	498	2,662
Amounts paid	(3,168)	—
Reclassifications	3,631	(3,631)

Balance at December 31, 2006	$4,569	$8,955

The balances above were included in accrued other and other long-term liabilities, respectively, at December 31, 2006.

The primary variables associated with the estimate are the number and timing of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. In November 2004, this liability was increased to reflect the merger with Metrocall and the increased

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transmitters acquired, the extension of the economic life of the paging network and the Company’s plans to rationalize the Arch two-way network through 2005. In addition, the obligation was increased by the cost associated with rationalization of the combined one-way network.

The long-term asset retirement cost associated with the original assessment, the additional amount recorded due to the Metrocall merger, and the refinements of the estimated removal cost timing due to the Metrocall merger will accrete to a total liability of $24.4 million through 2013. The accretion will be recorded on the interest method utilizing a 24% discount rate for the original assessment and 13% for the 2004 incremental estimates. This estimate is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization, and accretion expense in 2004, 2005 and 2006 included $2.2 million, $2.9 million and $3.2 million, respectively, for accretion expense on the asset retirement obligation liabilities.

Effective November 16, 2004, USA Mobility revised the estimated depreciable lives of certain of its messaging equipment assets from five years to a range of one to approximately ten years. The changes in useful life resulted from the timing of USA Mobility’s network rationalization program due to the merger with Metrocall and aligned the useful lives of these assets with their planned removal from service. As a result of this prospective change depreciation expense decreased approximately $0.7 million in the fourth quarter 2004.

Effective October 1, 2006, USA Mobility revised the estimated depreciable life of certain of its messaging equipment assets, which are depreciated under the group method. This change in useful life resulted from changes to the timing of the Company’s network rationalization program, in order to align the useful lives of these assets with their planned removal from service. As a result of this change, depreciation expense decreased approximately $0.1 million in the fourth quarter of 2006.

Goodwill and Amortizable Intangible Assets — Goodwill of $159.4 million at December 31, 2006 resulted from the purchase accounting related to the Metrocall acquisition (see Note 2). Based on EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, goodwill increased by $10.0 million during the fourth quarter of 2006 due to a change in management’s estimate of the ultimate tax basis of the deferred income tax assets acquired in the purchase of Metrocall.

Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Amortizable intangible assets are comprised of the following at December 31, 2006 (in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,775	$(43,266)	$25,509
Purchased Federal Communications Commission licenses	5	3,527	(2,718)	809
Other	1	68	(47)	21

		72,370	(46,031)	26,339
Deferred financing costs	2	—	—	—

		$72,370	$(46,031)	$26,339

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets are comprised of the following at December 31, 2005 (in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in Years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,593	$(29,043)	$39,550
Purchased Federal Communications Commission licenses	5	3,527	(2,436)	1,091
Other	1	2,160	(2,147)	13

		74,280	(33,626)	40,654
Deferred financing costs	2	3,459	(3,459)	—

		$77,739	$(37,085)	$40,654

Aggregate amortization expense for other intangible assets for the years ended December 31, 2004, 2005 and 2006 was $3.7 million, $24.3 million and $14.5 million respectively. The estimated amortization expense, based on current intangible balances, is $9.5 million, $9.0 million and $7.8 million, for the years ended December 31, 2007, 2008 and 2009, respectively. No amortization expense is expected to be charged in 2010 or 2011.

The amortization of deferred financing costs of $1.4 million in 2004 and $0.8 million in 2005 were included with interest expense. Due to early payment of the borrowings under the credit facility, $1.3 million of deferred financing costs were reported as a loss on extinguishment of debt in 2005.

4.	Long-term Debt

Debt consisted of the following (in thousands):

	For the Year Ended December 31,
	2005		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value

Borrowings under credit agreement	$—	$—	$—	$—
Other	13	13

	13		—
Less — Current maturities	13

Long-term debt	$—		$—

5.	Stockholders’ Equity

General

The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

At December 31, 2005 and 2006, there were 27,215,493 and 27,340,033 shares of common stock and no shares of preferred stock outstanding, respectively. In addition, at December 31, 2006 there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization.

For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding shares balance.

Cash Distributions to Stockholders — On November 2, 2005, the Board of Directors of USA Mobility declared a special one-time cash distribution of $1.50 per share to stockholders, with a record date of December 1,

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, and a payment date of December 21, 2005. This cash distribution of approximately $40.7 million was paid from available cash on hand.

On June 7, 2006, the Board of Directors of USA Mobility declared a special one-time cash distribution of $3.00 per share to stockholders, with a record date of June 30, 2006, and a payment date of July 21, 2006. This cash distribution of approximately $81.4 million was paid from available cash on hand.

On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share. On November 1, 2006, the Board of Directors of USA Mobility declared the first regular cash distribution, with a record date of November 16, 2006, and a payment date of December 7, 2006. This cash distribution of approximately $17.5 million was paid from available cash on hand.

On February 7, 2007, the Board of Directors of USA Mobility declared the second regular quarterly cash distribution, with a record date of February 22, 2007, and a payment date of March 15, 2007. This cash distribution will be paid from available cash on hand.

Arch Wireless, Inc. New Common Stock — Upon the effective date of the Arch plan of reorganization, all of the Arch Predecessor Company’s preferred and common stock, and all stock options were cancelled. The Reorganized Company’s authorized capital stock consisted of 50,000,000 shares of common stock. Each share of common stock had a par value of $0.001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares were reserved for issuance under Arch’s plan of reorganization, to be issued from time to time, as unsecured claims were resolved. Approximately 269,139 of these shares remain at December 31, 2006, to be issued pursuant to Arch’s plan of reorganization. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2003. All shares of Arch Wireless, Inc. new common stock were exchanged for a like number of shares of USA Mobility common stock.

Additional Paid in Capital — On November 16, 2004, additional paid in capital increased by approximately $216.6 million due to the exchange of the Company’s stock and options for outstanding Metrocall common stock and options (see Note 2). During December 2005, additional paid in capital decreased by $19.7 million as a result of the cash distribution to stockholders discussed above. During the year ended December 31, 2006, additional paid in capital decreased by $48.0 million as a result of the cash distributions to stockholders discussed above.

Earning Per Share — Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and outstanding restricted stock using the “treasury stock” method plus the effect of outstanding restricted stock units, which are treated as contingently issuable shares. The

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2004	2005	2006

Net income	$12,167	$12,907	$40,181

Weighted average shares of common stock outstanding	20,839,959	27,275,040	27,399,811
Dilutive effect of:
Options to purchase common stock, restricted stock and restricted stock units	126,446	152,080	182,566

Weighted average shares of common stock and common stock equivalents	20,966,405	27,427,120	27,582,377

Earnings per share
Basic	$0.58	$0.47	$1.47

Diluted	$0.58	$0.47	$1.46

Arch 2002 Stock Incentive Plan

Restricted Stock — The Arch 2002 Stock Incentive Plan, as amended, authorized the grant of up to 1.2 million shares of common stock of the Reorganized Company to be issued pursuant to the Arch plan of reorganization. On May 29, 2002, November 5, 2002 and June 27, 2003, 882,200, 17,800 and 29,257 shares respectively were issued at $0.001 per share, to certain members of Arch management. On both May 29, 2003 and 2004, 316,998 shares vested, and 42,344 shares vested on May 29, 2005.

Any unvested shares granted under the 2002 Stock Incentive Plan are subject to repurchase by Arch or the Company at the issue price of $0.001 per share if the employment of an employee entitled to such grant is terminated for any reason other than, in the case of Arch’s chief executive officer, its president and chief operating officer and its executive vice president and chief financial officer, a change of control. In 2004, Arch and the Company repurchased 273,658 shares from terminated employees. As of December 31, 2006, there were no remaining shares under this plan.

The fair value of the shares listed above totaled $5.4 million and was being recognized ratably over the three-year vesting period. $1.1 million and $0.1 million were included in stock based and other compensation for the years ended December 31, 2004 and 2005, respectively in relation to these shares.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Arch Predecessor Company had stock option plans which provided for the grant of incentive and nonqualified stock options to key employees, directors and consultants to purchase common stock. Incentive stock options were granted at exercise prices not less than the fair market value on the date of grant. Options generally vested over a five-year period from the date of grant. However, in certain circumstances, options were immediately exercisable in full. Options generally had a duration of 10 years. All outstanding options under these plans were terminated in accordance with Arch’s plan of reorganization.

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

The following table summarizes the activities under the USA Mobility and Arch stock option plans for the periods presented:

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Arch options outstanding at January 1, 2004	249,996	$0.001
Exercised	(166,664)	0.001

Arch options outstanding as of November 16, 2004 converted into USA Mobility options	83,332	0.001
Metrocall options converted into USA Mobility options	317,044	0.302
Terminated	(31,422)	0.302
Exercised	(76,267)	0.066

USA Mobility options outstanding at December 31, 2004	292,687	0.278
Terminated	(2,814)	0.302
Exercised	(287,892)	0.280
Granted	—	—
USA Mobility options outstanding at December 31, 2005	1,981	0.001

Terminated	—	—
Exercised	(1,981)	0.001
Granted	—	—

USA Mobility options outstanding at December 31, 2006	—	$—

USA Mobility options exercisable at December 31, 2006	—	$—

As of December 31, 2006 there were no options fully vested and exercisable. In May 2006, 1,981 options were exercised. Any disclosure requirements under SFAS No. 123 related to stock options are not required due to immateriality.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USA Mobility, Inc. Equity Incentive Plan

In connection with and prior to the merger, the Company established the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-employee members of its Board of Directors in the form of common stock, stock options, restricted stock, stock grants or units. Restricted stock awarded under the plan entitle the stockholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

The following table summarizes the activities under the Equity Plan:

Activity

Securities approved under Equity Plan(a)	1,878,976
Less: Restricted Stock Issued to Management
2005 Grant	(103,937)
2006 Grant	(132,572)
Restricted Stock Units Issued to Board of Directors(b)	(8,426)
Common Stock Issued to Board of Directors(c)	(6,479)
Add: Restricted Stock Forfeited by Management
2005 Grant	21,450
2006 Grant	7,393

Total available at December 31, 2006	1,656,405

(a)	The Equity Plan provides that Common Stock authorized for issuance under the plan may be issued in the form of common stock, options, restricted stock and restricted stock units.

(b)	Restricted stock units issued to the members of the Board of Directors in 2006 for services performed, of which 878 restricted stock units relate to distributions.

(c)	Common shares issued in lieu of cash payment to the members of the Board of Directors for services performed.

Restricted Stock — On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees. Effective November 2, 2005, the Board of Directors amended the vesting schedule for the restricted stock. The vesting date for the initial two-thirds of the restricted shares for each eligible employee is January 1, 2007, and the remainder will vest ratably over the course of the next year, such that as of January 1, 2008, 100% of the restricted stock awards would be fully vested. The Company used the fair-value based method of accounting for the award and will ratably amortize the $2.2 million to expense over the vesting period. A total of $0.6 million and $1.5 million was included in stock based and other compensation for the year ended December 31, 2005 and 2006, respectively, in relation to these shares.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. In 2005 and 2006, 15,835 and 5,615 shares were forfeited, respectively. As of December 31, 2006, there were 55,616 remaining shares scheduled to vest on January 1, 2007; and 26,871 remaining shares are scheduled to vest ratably over the course of the following year, such that all shares awarded are scheduled to fully vest by January 1, 2008.

Additionally, on February 1, 2006, the Company awarded 127,548 shares of restricted stock to certain eligible employees. The vesting date for the restricted shares is January 1, 2009. An additional 5,024 shares were granted during the second quarter of 2006. The Company used the fair-value based method of accounting for the award and

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will ratably amortize the $3.5 million to expense over the vesting period. A total of $1.0 million was included in stock based compensation for the year ended December 31, 2006, in relation to these shares.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. During 2006, 7,393 shares were forfeited. As of December 31, 2006, there were 125,179 shares scheduled to fully vest by January 1, 2009.

Also on February 1, 2006, the Company awarded long-term incentive cash bonuses to the same certain eligible employees. The vesting date for these long-term incentive cash bonuses is January 1, 2009. The Company will ratably amortize the $3.6 million to expense over the vesting period. A total of $1.1 million was included in payroll and related expenses for the year ended December 31, 2006, in relation to these long-term incentive cash bonuses. Any unvested long-term incentive cash bonuses are forfeited if the participant terminates employment with USA Mobility.

Restricted Stock Units — On May 3, 2006, the Board of Directors granted the non-executive Directors restricted stock units in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. Restricted stock units will be granted quarterly under the Equity Plan pursuant to a Restricted Stock Unit Agreement, based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive Director will receive $40,000 per year of restricted stock units ($50,000 for the chair of the Audit Committee), to be issued on a quarterly basis.

On June 30, 2006, USA Mobility awarded 4,372 restricted stock units to the Company’s outside directors. These restricted stock units are fully vested on the date of grant, June 30, 2006. On October 2, 2006, USA Mobility awarded 3,176 restricted stock units to the Company’s outside directors. These restricted stock units are fully vested on the date of grant, October 2, 2006. On January 2, 2007, USA Mobility awarded 3,241 restricted stock units to the Company’s outside directors. These restricted stock units are fully vested on the date of grant, January 2, 2007. No shares are issued until the earlier of (i) the date the participant is no longer an eligible director, or (ii) immediately prior to a “change in the ownership of the corporation”. Prior to payment of vested shares, the restricted stock units are unsecured obligations of the Company. USA Mobility used the fair-value based method of accounting for the award. As the restricted stock units are fully vested on the date of grant and relate to service performed during 2006, the Company recognized the expense of $0.2 million during the year ended December 31, 2006.

Holders of restricted stock units are entitled to additional restricted stock units for cash distributions declared on the Company’s common stock. The additional restricted stock units will be based upon the closing price per share of the Company’s common stock on the declaration date of the cash distribution. During 2006, an additional 878 restricted stock units were granted to the non-executive Directors for cash distributions declared.

Common Stock — In lieu of cash payments of $20,000 for directors’ fees earned from April 1, 2006 through September 30, 2006, one director elected to receive a total of 1,039 unrestricted shares of the Company’s common stock during August and October 2006, based upon the fair market value of a share of common stock at the date of issuance. A total of 447 shares will be issued in January 2007 for fees of $10,000 earned through December 31, 2006.

In lieu of cash payments of $159,600 for directors’ fees earned from the date of the merger on November 16, 2004, through March 31, 2006, two directors elected to receive a total of 5,440 unrestricted shares of the Company’s common stock during June, August and October 2005, and January and April 2006, based upon the fair market value of a share of common stock at the date of issuance.

6.	Income Taxes

USA Mobility accounts for income taxes under the liability method of SFAS No. 109. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities, given the provisions of enacted laws. The Company provides a valuation allowance against

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred income tax assets if, based on available evidence, it is more likely than not that the deferred income tax assets will not be realized.

A summary of USA Mobility’s net deferred income tax asset at December 31, 2005 and 2006 were as follows (in thousands):

	2005	2006

Deferred tax assets	$226,045	$199,400
Deferred tax liabilities	—	—

	226,045	199,400

Valuation allowance	—	(757)

	$226,045	$198,643

The approximate effect of each type of temporary difference and carry forward at December 31, 2005 and 2006 is summarized as follows (in thousands):

	2005	2006

Net operating losses	$42,337	$44,413
Intangibles and other assets	142,177	123,619
Property and equipment	16,049	12,760
Contributions carryover	2,320	757
Accruals and accrued loss contingencies	23,162	17,851

	226,045	199,400
Valuation allowance — charitable contributions	—	(757)

	$226,045	$198,643

At December 31, 2006, the Company had unused net operating loss carryforwards for federal income tax purposes of approximately $115.9 million, and a similar amount for State purposes, which will expire in various amounts through 2026. The Company’s ability to use net operating losses may be subject to additional limitations pursuant to the ownership change rules of the Internal Revenue Code Section 382.

SFAS No. 109 requires USA Mobility to evaluate the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods. Upon emergence from bankruptcy on May 29, 2002, Arch had not generated income before tax expense for any prior year, projections indicated losses before tax expense for early future periods and Arch had just reorganized under Chapter 11. Since significant positive evidence of realizability did not then exist, a valuation allowance was established against the net deferred income tax assets at that time.

During the quarter ended December 31, 2003, Arch management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the net deferred income tax assets would be realized in future periods. Therefore, the $207.6 million valuation allowance was released in the quarter ended December 31, 2003. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt well ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to utilize the net deferred income tax assets.

Under the provisions of SFAS No. 109, reductions in a deferred income tax asset valuation allowance that existed at the date of fresh start accounting are first credited against an asset established for reorganization value in

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid in capital. The release of the valuation allowance described above reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven month period ended December 31, 2002 and the year ended December 31, 2003, respectively, and the remaining reduction of the valuation allowance of $195.9 million was recorded as an increase to stockholders’ equity.

In accordance with provisions of the IRC, Arch was required to apply the cancellation of debt rules arising in conjunction with the provisions of its plan of reorganization against tax attributes existing as of December 31, 2002. The tax law regarding the method utilized to allocate the cancellation of debt income is subject to varied interpretations and differences may have a material effect on the future tax position of USA Mobility. As a result of the method used to allocate cancellation of debt income for financial reporting purposes as of December 31, 2002, Arch had no net operating losses remaining and the tax bases of certain other tax assets were reduced. In August 2003, the Treasury issued new regulations regarding the allocation of cancellation of debt income. Arch evaluated these regulations and determined that an alternative method of allocation was more applicable to the facts than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred income tax assets and stockholders’ equity being recognized in 2003 than would have been recognized using the allocation method applied for financial reporting purposes as of December 31, 2002. Had this revised method been utilized at December 31, 2002, the only effect on the Company’s consolidated financial statements would have been to the gross amounts because Arch had a full valuation allowance in place at that time.

For the year ended December 31, 2006, the Company evaluated the recoverability of its deferred income tax assets. The Company determined that (1) the results for the year ended December 31, 2006, were consistent with management’s previous assessment increased by the additional incremental income from the Metrocall operations and (2) the anticipated future results of operations indicate that the Company will continue to generate pre-tax book income. The results of this assessment continue to indicate that no valuation allowance against the deferred income tax assets is required, except for the valuation allowance against the deferred income tax asset related to the charitable contributions carry-forward which will likely expire.

The significant components of USA Mobility’s income tax expense attributable to current operations for the years ended December 31, 2004, 2005 and 2006 were as follows (in thousands):

	For the Year Ended December 31,
	2004	2005	2006

Current Income Tax Expense:
Federal	$(1,002)	$2,157	$13,000
State	(188)	854	2,215
Foreign	234	105	148

Total Current Income Tax Expense	$(956)	$3,116	$15,363

Deferred Income Tax Expense:
Federal	$11,146	$5,055	$12,200
State	6,620	2,406	3,997

Total Deferred Income Tax Expense	$17,766	$7,461	$16,197

Total Income Tax Expense	$16,810	$10,577	$31,560

Additional expense related to tangible and intangible assets with a greater tax basis in comparison to their financial statements basis represents the principal reduction to financial statement income in arriving at taxable income for current federal and state income tax expense purposes.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the United States federal statutory rate of 35% to the Company’s expected applicable tax rate for each of the periods indicated:

	For the Year Ended December 31,
	2004	2005	2006

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	4.0%	3.8%	3.8%
State law changes	17.0%	6.2%	2.7%
Change in valuation allowance	0.0%	0.0%	1.1%
Other	2.0%	0.0%	1.4%

Effective tax rate	58.0%	45.0%	44.0%

7.	Settlement Agreements

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

8.	Commitments and Contingencies

In November 2004, USA Mobility entered into a contract under which the Company is committed to purchase $10.0 million in telecommunication services over a two-year period ending in October 2006.

In August 2005, the Company, through a subsidiary, entered into a Master Antenna Site Lease agreement (the “Master Leases”) with a subsidiary of Global Signal, Inc. (“Global Signal”) under which the Company and/or its affiliates may lease space for their equipment on communications sites currently and subsequently owned, managed or leased by Global Signal. In January 2007, Global Signal merged with Crown Castle International Corp. The new Master Leases were effective as of July 1, 2005 and expire on December 31, 2008. Under the Master Leases, the Company may locate up to a specified maximum number of transmitters on Global Signal’s sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million in July 2005 to approximately $1.0 million per month in 2008.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, USA Mobility renegotiated an existing contract with a vendor under which the Company is committed to purchase $24.0 million in telecommunication services through September 2008.

In January 2007, USA Mobility entered into a contract under which the Company is committed to deconstruct 2,000 transmitters over a two-year period ending in December 2008 at a cost of approximately $1,700 per site including shipping and handling costs.

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

USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas (Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y), alleging that the Company owes a property tax filing services firm monetary damages of up to $3.3 million in addition to amounts already paid by the Company to the firm under the contract. The Company was served with the complaint in this action on October 26, 2006 and filed its answer to the complaint on December 5, 2006, denying all of the Ad Valorem’s allegations. The parties have exchanged initial disclosures under Federal Rule of Civil Procedure 26, but the court has not yet entered a scheduling order, and no discovery has taken place. In the Company’s view, this suit is without merit and will have no material effect on the Company’s financial results or operations.

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

There are two related cases that are outstanding, Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc., MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”) and In re Arch Wireless, Inc., U.S. Bankruptcy Court, District of Massachusetts, Western Division, Chapter 11, Case No. 01-47330-HJB (the “Arch Bankruptcy Case”). The 2002 Superior Court Case has been stayed due to Nationwide’s filing in October 2005 of a voluntary Chapter 11 bankruptcy proceeding. The Arch Bankruptcy Case involves Arch’s motion for contempt against Nationwide and alleges that Nationwide’s claims in the 2002 Superior Court Case are barred by the discharge injunction in the Arch Bankruptcy Case. The bankruptcy court denied that motion on October 13, 2005. The Company appealed that decision. The U.S. District Court affirmed the decision of the bankruptcy court on February 20, 2007.

USA Mobility awaits the written opinion of the district court and will determine whether to pursue a further appeal. If it chooses not to pursue an appeal of the decision of the district court affirming the bankruptcy court’s denial of Arch’s motion for contempt against Nationwide, or it pursues an appeal of the district court’s decision but does not prevail on the appeal, and in either event the stay is lifted, then USA Mobility intends to defend the 2006 Superior Court Case, and also to defend the claims by Nationwide in the 2002 Superior Court Case. Further, if the stay is lifted, Arch intends to prosecute vigorously its counterclaims against Nationwide. In the Company’s view these suits are without merit and will have no material effect on the Company’s financial results or operations.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is rationalizing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible.

Future minimum lease payments under non-cancelable operating leases at December 31, 2006 were as follows (in thousands):

Year Ending December 31,
2007	$49,467
2008	36,452
2009	17,655
2010	13,527
2011	1,753
Thereafter	928

Total	$119,782

These leases typically include renewal options and escalation clauses. Where material, the Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent expense and rent paid is recorded as prepaid rent and is included in either prepaid expenses and other or in other assets in the consolidated balance sheets.

Total rent expense under operating leases for the years ended December 31, 2004, 2005 and 2006, approximated $102.8 million, $145.7 million and $110.9 million respectively.

As a result of various decisions by the Federal Communications Commission (“FCC”), over the last few years, USA Mobility no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with the Company’s services. In some instances, USA Mobility received refunds for prior payments to certain local exchange carriers. USA Mobility had entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. USA Mobility may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for the Company, depending on further FCC disposition of these issues and the agreements reached between USA Mobility and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the FCC in USA Mobility’s favor, the Company may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers, and USA Mobility may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on USA Mobility’s operating results, these or similar requirements could, in the future, have a material adverse effect on the Company’s operating results.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Commitments — On February 11, 2004, Metrocall’s wholly owned subsidiary, Metrocall Ventures (“Ventures”), entered into an agreement with Glenayre Electronics, Inc., a subsidiary of Glenayre Technologies, Inc. to form Global Technical Engineering Solutions, LLC (“GTES”). GTES offers product sales, maintenance services, software development and product development to the wireless industry as an authorized licensee of paging infrastructure technology owned by Glenayre Electronics, Inc. Pursuant to the terms of the agreement, Ventures contributed cash of $2.0 million in exchange for a 51% fully diluted ownership interest in GTES. USA Mobility has a commitment to fund annual cash flow deficits, if any, of GTES of up to $1.5 million during the initial three-year period following the investment date. Funds may be provided by Ventures to GTES in the form of capital contributions or loans. No funding has been required through December 31, 2006. The commitment period expires on February 10, 2007.

9.	Employee Benefit Plans

Arch Long-term Incentive Plan

In June 2003, Arch’s Board of Directors approved a long-term incentive plan to retain and attract key members of management and to align their interests with those of Arch’s stockholders. Payments under this plan were based on the annual management incentive payment for 2003, which was paid by Arch in the first quarter of 2004. At that time, the amount of the annual incentive payment amount was also converted into a number of units, derived based on the average price of Arch’s common stock for ten days prior to the annual incentive payment. Payment under the long-term incentive plan will occur on the second anniversary following the 2003 annual incentive payment. As part of the merger USA Mobility assumed the obligations of this plan. The amount of the payment will be determined by multiplying the number of units for each participant by the average price of USA Mobility’s common stock at that point in time. Therefore, the liability associated with the long-term incentive plan will fluctuate in each reporting period based on the price of USA Mobility’s common stock in each reporting period. Each participant’s units vest as follows: 1/3 upon the 2003 annual incentive payment date and 1/3 on each subsequent anniversary. The plan includes provisions that require payment prior to the second anniversary following the 2003 annual incentive payment under certain circumstances, such as the involuntary termination of a participant without cause or a change in control of Arch. At December 31, 2005, current liabilities included $1.7 million associated with this plan. This amount was paid out to participants in March 2006.

Arch Retirement Savings Plans

Arch has had multiple retirement savings plans resulting from prior acquisitions, qualifying under Section 401(k) of the IRC covering eligible employees, as defined. During 2002, Arch completed the consolidation of these plans into one plan, the Arch Retirement Savings Plan. Under the plan, a participant may elect to defer receipt of a stated percentage of the compensation which would otherwise be payable to the participant for any plan year (the deferred amount) provided, however, that the deferred amount shall not exceed the maximum amount permitted under Section 401(k) of the IRC. Each of the current and former plans provide for employer matching contributions. Aggregate matching contributions for the year ended December 31, 2004 were approximately $0.8 million. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Metrocall, Inc. Savings and Retirement Plan that was subsequently renamed the USA Mobility, Inc. Savings and Retirement Plan.

Metrocall, Inc. Savings and Retirement Plan

The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, is open to all Metrocall employees working a minimum of twenty hours per week with at least thirty days of service. The Savings Plan qualifies under section 401(k) of the IRC. Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 100% of their compensation up to the annual maximum established by the IRC. For highly-compensated employees (as defined by the IRC) the Company establishes annual contribution limits. For 2006, this limit was $9,000. Metrocall

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours of service or more. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Matching contributions under the Savings Plan were approximately $122,000 for the period November 16 to December 31, 2004. On January 1, 2005, the Metrocall, Inc. Savings and Retirement Plan was renamed USA Mobility, Inc. Savings and Retirement Plan. Matching contributions under the Savings Plan were approximately $1.3 million and $0.9 million for the twelve months ended December 31, 2005 and 2006 respectively.

USA Mobility, Inc. Severance Pay Plan

The USA Mobility, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with USA Mobility, as defined. Eligible terminated employees will receive two weeks of compensation for each year of service, up to a maximum of six months of compensation with a minimum compensation of two weeks. The Company maintains a substantially similar type of plan for executive employees above the level of vice-president. As of December 31, 2006, current liabilities included $2.7 million associated with these plans.

10.	Stock Based Compensation

Compensation expense associated with options and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R, over the instruments’ vesting period. The following table reflects the expense items that include the $4.9 million, $2.8 million and $2.7 million of stock based compensation for the year ended December 31, 2004, 2005 and 2006, respectively (in thousands):

	For the Year Ended December 31,
	2004	2005	2006

Service, rental and maintenance expense	$370	$260	$320
Selling and marketing expense	32	226	570
General and administrative expense	4,461	2,346	1,838

Total stock based compensation	$4,863	$2,832	$2,728

11.	Accrued Liabilities

Severance and Restructuring

Severance cost charges in 2006 primarily relate to the staff reductions as the Company continues to match its employee levels with operational requirements.

In the years ended December 31, 2004 and 2005, USA Mobility recorded severance and restructuring costs of $11.9 and $16.6 million, respectively, related to a prior reorganization plan and certain lease agreements for transmitter locations.

During the second quarter 2005, the Company announced a reorganization plan to adjust its management structure and consolidate three sales divisions of five regions into two sales divisions of six regions. This plan was subsequently adjusted to reflect one national sales organization consisting of eleven regions. Under this plan, and in an effort to continue to integrate operations of Arch and Metrocall, the Company planned to eliminate more than 400 additional positions through the end of 2005. During 2006, the Company continued eliminating positions as part of its on-going cost reduction exercise. As of December 31, 2006, the Company had 1,235 employees, a reduction of 1,609 employees from the date of the merger. As of December 31, 2006, the Company has $2.7 million

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued for post-employment benefits, including severance and health benefits, for the employees that were or will be terminated.

In addition, a $4.3 million settlement agreement with three former Arch executives was paid during the second quarter of 2005 (see Note 7).

At December 31, 2006, the balance of the restructuring liabilities was as follows (dollars in thousands):

				Remaining
	Balance at			Liability at
	December 31,	Charge in		December 31,
	2005	2006	Cash Paid	2006

Lease obligation costs	$—	$423	$(423)	$—
Severance costs	1,856	4,163	(3,275)	2,744

Total	$1,856	$4,586	$(3,698)	$2,744

The balance of this accrued liability will be paid during 2007.

At December 31, 2005, the balance of the restructuring liabilities was as follows (dollars in thousands):

					Remaining
	Balance at				Liability at
	December 31,	Charges in			December 31,
	2004	2005	Reclassifications	Cash Paid	2005

Lease obligation costs	$3,463	$1,092	$—	$(4,555)	$—
Severance costs	12,778	11,217	1,994	(24,133)	1,856
Litigation settlement costs	—	4,300	—	(4,300)	—

Total	$16,241	$16,609	$1,994	$(32,988)	$1,856

Reclassifications represent reclassification of accrued liabilities for vacation and long-term incentives to be paid to terminated employees. The balance of this accrued liability was paid during 2006.

Current Liabilities — Accrued Other

The components of this balance are as follows:

	December 31,
	2005	2006
	(Dollars in thousands)

Accrued outside services	$2,816	$3,980
Accrued other	3,536	3,780
Asset retirement obligation — current	3,608	4,569
Escheat liability — current	2,088	280

Total Accrued Other	$12,048	$12,609

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Long-Term Liabilities

Other long-term liabilities consist of the following (dollars in thousands):

	December 31,
	2005	2006

Income taxes	$3,769	$17,723
Asset retirement obligation — long term	9,924	8,955
Escheat liability — long term	—	625
Distributions payable	—	466
Other long-term liabilities	347	1,615

Total other long-term liabilities	$14,040	$29,384

13.	Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. During the years ended December 31, 2005 and 2006, the Company paid $23.6 million and $10.2 million, and $17.2 million and $18.4 million, respectively, to these two landlords for rent expenses that are included in service, rental and maintenance expense. Each director has recused himself from any discussion or decisions by the Company on matters relating to the respective vendor for which he serves as a director.

14.	Segment Reporting

USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

15.	Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2005 and 2006 is summarized below (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2006:
Revenues	$134,892	$127,205	$119,553	$116,044
Operating income	19,849	18,720	14,914	13,590
Net income	12,265	10,952	8,659	8,305
Basic net income per common share	0.45	0.40	0.32	0.30
Diluted net income per common share	0.45	0.40	0.31	0.30

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2005:
Revenues	$165,677	$157,537	$151,954	$143,404
Operating income (loss)	2,099	(2,868)	12,731	15,187
Net income (loss)	137	(3,811)	8,727	7,854
Basic net income (loss) per common share	0.01	(0.14)	0.32	0.29
Diluted net income (loss) per common share	0.01	(0.14)	0.32	0.29

SCHEDULE II

USA MOBILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 2004, 2005 and 2006
(In thousands)

Allowance for Doubtful Accounts,					Balance at End
Service Credits and Other	Balance at Beginning of Period	Charged to Operations	Write-offs	Other(1)	Period

Year ended December 31, 2004	$8,645	$13,061	$(19,598)	$6,185	$8,293

Year ended December 31, 2005	$8,293	$25,411	$(26,752)	$—	$6,952

Year ended December 31, 2006	$6,952	$17,204	$(15,574)	$—	$8,582

(1)	Fair value of balance acquired from Metrocall.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004(2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003(3)
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent(2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly(2)
10.4	Amendment No. 1 to the Credit Agreement(7)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(7)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan(5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan(5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan(6)
10.9	USA Mobility, Inc. Equity Incentive Plan(7)
10.10	Offer Letter, dated as of May 6, 2005, between USA Mobility, Inc. and Scott B. Tollefsen(8)
10.11	Offer Letter, dated as of December 14, 2005, between USA Mobility, Inc. and Mark Garzone(12)
10.12	USA Mobility, Inc. Long-term Cash Incentive Plan(10)
10.13	Form of Award Agreement for the Long-term Cash Incentive Plan(10)
10.14	Form of Restricted Stock Agreement for the Equity Incentive Plan(10)
10.15	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(10)
10.16	USA Mobility, Inc. 2006 Senior Management Bonus Plan(10)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant(9)
16.2	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant(11)
21.1	Subsidiaries of USA Mobility(7)
23.1	Consent of PricewaterhouseCoopers LLP(13)
23.2	Consent of Grant Thornton LLP(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 15, 2007(13)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 15, 2007(13)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 15, 2007(13)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 15, 2007(13)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.

(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.

(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(6)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(9)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 22, 2004.

(10)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.

(11)	Incorporated by reference to USA Mobility’s Amended Current Report on Form 8-K/A filed on June 26, 2006.

(12)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Filed herewith.