Form 10-Q
period 2007-03-31
USA Mobility, Inc
filed 2007-05-16
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51027

USA MOBILITY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	16-1694797
(State of incorporation)	(I.R.S. Employer Identification No.)

6677 Richmond Highway Alexandria, Virginia	22306 (Zip Code)
(Address of principal executive offices)

(866) 662-3049
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,316,413 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of May 11, 2007.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$66,507	$80,292
Accounts receivable, net	26,364	25,472
Prepaid expenses and other	12,294	10,465
Deferred income tax assets	18,399	17,972

Total current assets	123,564	134,201
Property and equipment, net	91,562	85,458
Goodwill	159,438	199,771
Intangible assets, net	26,339	23,576
Deferred income tax assets	180,244	162,144
Other assets	7,067	7,308

TOTAL ASSETS	$588,214	$612,458

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,979	$61,501
Distributions payable	435	162
Customer deposits	2,250	2,063
Deferred revenue	16,194	16,384

Total current liabilities	82,858	80,110
Other long-term liabilities	29,384	65,698

TOTAL LIABILITIES	112,242	145,808

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	475,969	466,647
Retained earnings	—	—

TOTAL STOCKHOLDERS’ EQUITY	475,972	466,650

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,214	$612,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	For the Three Months Ended March 31,
	2006	2007
	(In thousands, except share
	and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$128,761	$107,142
Product sales	6,131	4,400

Total revenue	134,892	111,542

Operating expenses:
Cost of products sold	786	687
Service, rental and maintenance	48,092	39,033
Selling and marketing	11,059	10,242
General and administrative	36,142	26,448
Depreciation, amortization and accretion	18,794	13,318
Severance and restructuring	170	17

Total operating expenses	115,043	89,745

Operating income	19,849	21,797
Interest income, net	549	951
Other income (expense), net	62	(516)

Income before income tax expense	20,460	22,232
Income tax expense	(8,195)	(9,206)

Net income	$12,265	$13,026

Basic net income per common share	$0.45	$0.47

Diluted net income per common share	$0.45	$0.47

Basic weighted average common shares outstanding	27,397,307	27,434,418

Diluted weighted average common shares outstanding	27,503,230	27,578,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended March 31,
	2006	2007
	(Unaudited and in thousands)

Cash flows from operating activities:
Net income	$12,265	$13,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,794	13,318
Deferred income tax expense	1,464	8,052
Amortization of stock based compensation	683	428
Provisions for doubtful accounts and service credits	5,046	3,327
Loss on disposals of property and equipment	37	648
Changes in assets and liabilities:
Accounts receivable	(507)	(2,435)
Prepaid expenses and other	(1,033)	2,121
Intangibles and other long-term assets	104	493
Accounts payable and accrued expenses	(2,258)	(3,164)
Customer deposits and deferred revenue	965	3
Other long-term liabilities	7,509	919

Net cash provided by operating activities	43,069	36,736

Cash flows from investing activities:
Purchases of property and equipment	(4,424)	(5,086)
Proceeds from disposals of property and equipment	32	79
Receipts from long-term note receivable	80	—

Net cash used in investing activities	(4,312)	(5,007)

Cash flows from financing activities:
Repayment of long-term debt	(12)	—
Cash distributions to stockholders	—	(17,944)

Net cash used in financing activities	(12)	(17,944)

Net increase (decrease) in cash and cash equivalents	38,745	13,785
Cash and cash equivalents, beginning of period	37,547	66,507

Cash and cash equivalents, end of period	$76,292	$80,292

Supplemental disclosure:
Interest paid	$—	$—

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2006, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2006 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2006. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

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

(4) New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”).  The disclosure requirements and cumulative effect of adoption of the FIN 48 are presented in Note 12.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair-value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. SFAS No. 159 should not have a material impact on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued during the first quarter 2007 are not relevant to the Company and have no effect on the Company’s consolidated financial position or results of operations.

(5) Goodwill and Other Intangible Assets — Goodwill of $199.8 million at March 31, 2007 resulted from the purchase accounting related to the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). Based on Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (“EITF No. 93-7”), goodwill increased by $10.0 million during the fourth quarter of 2006 due to a change in management’s estimate of the ultimate tax basis of the deferred income tax assets acquired in the purchase of Metrocall.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to goodwill of $40.3 million for uncertain tax positions directly related to the merger of Arch and Metrocall. The Company anticipates that approximately $17.0 million of this $40.3 million increase to goodwill recognized for uncertain tax positions may be resolved in 2007 and result in a corresponding reduction to goodwill.

Goodwill is not amortized. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair-value of the reporting unit below its carrying amount. For this determination, the Company as a whole is considered the reporting unit. If the fair-value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value. The fair-value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate.

Declines in the Company’s stock price and/or prevailing circumstances that would reduce the fair-value of the reporting unit could indicate that a potential impairment has occurred. Such a decline could require evaluation of impairment more frequently than annually.

Other intangible assets were recorded at fair-value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the three months ended March 31, 2006 and 2007 was $4.2 million and $2.8 million, respectively.

The Company did not record any impairments of long-lived assets, intangible assets or goodwill in the first quarter of 2006 or 2007.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets are comprised of the following at March 31, 2007 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,775	$(45,957)	$22,818
Purchased Federal Communications Commission licenses	5	3,527	(2,788)	739
Other	1	68	(49)	19

		$72,370	$(48,794)	$23,576

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses for the three months ended March 31, 2006 and 2007, respectively, are as follows (dollars in thousands):

	For the
	Three Months Ended
	March 31,
	2006	2007

Depreciation	$13,773	$10,227
Amortization	4,231	2,764
Accretion	790	327

Total depreciation, amortization and accretion	$18,794	$13,318

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31,	March 31,
	2006	2007

Accounts payable	$3,634	$4,871
Accrued compensation, benefits and severance	16,277	14,405
Accrued network costs	3,966	3,698
Accrued taxes	27,493	26,069
Accrued other	12,609	12,458

Total accounts payable and accrued liabilities	$63,979	$61,501

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(8) Asset Retirement Obligations — The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets, principally transmitters that are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. The Company has recognized cumulative asset retirement costs of $17.4 million at both December 31, 2006 and March 31, 2007. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and nine years.

The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation balances for the three months ended March 31, 2007 were as follows (dollars in thousands):

	Current	Long-Term
	Portion	Portion

Balance at December 31, 2006	$4,569	$8,955
Accretion	24	304
Amounts paid	(1,285)	—

Balance at March 31, 2007	$3,308	$9,259

The balances above were included in accrued other and other long-term liabilities, respectively, at March 31, 2007.

(9) Other Long-Term Liabilities — Other long-term liabilities consist of the following (dollars in thousands):

	December 31,	March 31,
	2006	2007

Income taxes	$17,723	$53,313
Asset retirement obligation — long-term	8,955	9,259
Escheat liability — long-term	625	530
Distributions payable	466	554
Other long-term liabilities	1,615	2,042

Total other long-term liabilities	$29,384	$65,698

(10) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	Changes in Stockholders’ Equity — Changes in Stockholder’s Equity for the three months ended March 31, 2007 consisted of (dollars in thousands):

Balance at December 31, 2006	$475,972
Net income for three months ended March 31, 2007	13,026
Cash distributions declared	(17,757)
Recognition of uncertain tax positions and other	(4,420)
Restricted stock vested under 2005 Grant, net	(614)
Amortization of stock based compensation	356
Issuance of common stock under Equity Plan	84

Balance at March 31, 2007	$466,647

•	General — At December 31, 2006 and March 31, 2007, there were 27,340,033 and 27,318,077 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at March 31, 2007, there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding share balance.

On January 1, 2006, the Company implemented the provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”). The implementation of SFAS No. 123R, including the cumulative effect of changes in expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company has followed the modified prospective transition election.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2007, the Company has no options.

In connection with and prior to the merger, the Company established the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-employee members of its Board of Directors in the form of common stock, stock options, restricted shares of common stock (“restricted stock”), stock grants or units. Restricted stock awarded under the Equity Plan entitle the stockholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

The following table summarizes the activities under the Equity Plan as of March 31, 2007:

Activity

Securities approved under Equity Plan	1,878,976
Less: Restricted Stock Issued to Management
2005 Grant	(103,937)
2006 Grant	(132,572)
Restricted Stock Units Issued to Board of Directors(a)	(11,667)
Common Stock Issued to Board of Directors(b)	(6,926)
Add: 2005 Grant Vested by Management, net(c)	33,213
Add: Restricted Stock Forfeited by Management
2005 Grant	21,450
2006 Grant	7,393

Total available at March 31, 2007	1,685,930

(a)	Restricted stock units issued to the members of the Board of Directors for services performed, of which 878 restricted stock units relate to cash distributions.

(b)	Common shares issued in lieu of cash payments to the members of the Board of Directors for services performed.

(c)	The Company’s executives sold 22,403 shares of common stock to the Company in payment of required tax withholdings on vested restricted stock.

Restricted Stock.  For the 2005 grant of restricted stock (“2005 Grant”), the Company used the fair-value based method of accounting for the award and will ratably amortize the $2.2 million to expense over the vesting period. A total of $0.4 million and $0.1 million was included in stock based compensation for the three months ended March 31, 2006 and 2007, respectively, in relation to these shares.

On January 1, 2007, 55,616 shares of restricted stock of the 2005 Grant were vested, of which 22,403 shares were sold back to the Company in payment of required tax withholdings at a price per share of $22.37, the Company’s closing stock price on December 29, 2006. On April 2, 2007, 6,708 shares of restricted stock were vested, of which 2,165 shares were sold back to the Company in payment of required tax withholdings at a price per share of $19.93, the Company’s closing stock price on March 30, 2007. The shares purchased by the Company were retired and will not be reissued. The remaining 20,163 shares are scheduled to vest ratably over the remainder of 2007, such that all shares awarded are scheduled to fully vest by December 31, 2007.

For the 2006 grant of restricted stock (“2006 Grant”), the Company used the fair-value based method of accounting for the award and will ratably amortize the $3.5 million to expense over the vesting period. A total of $0.2 million and $0.3 million was included in stock based compensation for the three months ended March 31, 2006 and 2007, respectively, in relation to these shares.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2007, no shares were forfeited. As of March 31, 2007, there were 125,179 shares scheduled to fully vest by January 1, 2009.

Cash Award.  Also on February 1, 2006, the Company provided long-term cash performance awards to the same certain eligible employees. The vesting date for these long-term cash performance awards is January 1, 2009 and payment will be made after the vesting date. The Company will ratably amortize the $3.6 million to expense over the vesting period. A total of $0.2 million and $0.3 million was included in payroll and related expenses for the three months ended March 31, 2006 and 2007, respectively, in relation to these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Restricted Stock Units.  On May 3, 2006, the Board of Directors granted the non-executive directors restricted stock units (“RSUs”) in addition to cash compensation for service on the Board as well as any standing committees of the Board on which they serve. On March 31, 2007, the Company awarded 4,030 RSUs to the Company’s non-executive directors, of which 391 RSUs represent distributions on previously granted RSUs. These RSUs are fully vested on the date of grant. No shares of common stock are issued for the RSUs until the earlier of (i) the date the participant is no longer an eligible director, or (ii) immediately prior to a change in the ownership of the Company. Prior to the issuance of shares of common stock underlying the RSUs, the RSUs represent unsecured obligations of the Company. USA Mobility used the fair-value based method of accounting for the award. As the RSUs are fully vested on the date of grant and relate to service performed during the first quarter of 2007, the Company recognized the expense of $0.1 million during the three months ended March 31, 2007.

Common Stock.  In lieu of cash payments of $10,000 for directors’ fees earned in the fourth quarter 2006, one director elected to receive a total of 447 shares of common stock in January 2007, based upon the fair market value of a share of common stock at the date of issuance. A total of 501 shares of common stock will be issued in April 2007 for fees of $10,000 earned in the three months ended March 31, 2007.

Cash Distributions to Stockholders.  On February 7, 2007, the Board of Directors of USA Mobility declared the second regular quarterly cash distribution of $0.65 per share, with a record date of February 22, 2007, and a payment date of March 15, 2007. This cash distribution of approximately $17.8 million was paid from available cash on hand. Cash distributions paid include previously declared cash distributions on restricted stock that vested in January 2007.

Future Cash Distributions to Stockholders.  On May 2, 2007, the Board of Directors of USA Mobility declared the regular quarterly cash distribution of $0.65 per share and also declared an additional special one-time cash distribution to stockholders of $1.00 per share. Both distributions have a record date of May 17, 2007 and a payment date of June 7, 2007. The total cash distributions of approximately $45.1 million will be paid from available cash on hand.

Additional Paid-in Capital.  During the three months ended March 31, 2007, additional paid-in capital decreased by $9.7 million due to the recognition of uncertain tax positions, the correction of the deferred income tax assets established in 2003, cash distributions declared on February 7, 2007 and the vesting and repurchase of shares of restricted stock under the 2005 Grant. This was offset by the issuance of RSUs, distributions and common stock to the non-executive directors discussed above.

Earnings per Share.  Basic earnings per share is computed on the basis of the weighted average common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and outstanding restricted stock using the “treasury stock” method plus the effect of outstanding restricted stock units, which are treated as contingently issuable shares. As noted above, the Company acquired 22,403 and 2,165 shares of the Company’s common stock on January 1, 2007 and April 2, 2007, respectively, from the Company’s executives in payment of required tax withholdings. The shares of common stock acquired on January 1, 2007 were retired and excluded in the Company’s reported outstanding

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share balance as of March 31, 2007. The components of basic and diluted earnings per share were as follows (in thousands, except share and per share amounts):

	For the
	Three Months Ended
	March 31,
	2006	2007

Net income	$12,265	$13,026

Weighted average shares of common stock outstanding	27,397,307	27,434,418
Dilutive effect of:
Options to purchase common stock, restricted stock and restricted stock units	105,923	143,648

Weighted average shares of common stock and common stock equivalents	27,503,230	27,578,066

Earnings per share
Basic	$0.45	$0.47

Diluted	$0.45	$0.47

(11) Stock Based Compensation — Compensation expense associated with options and restricted stock was recognized in accordance with the fair-value provisions of SFAS No. 123R, over the instruments’ vesting period. The following table reflects the income statement line items that include the $0.7 million and $0.4 million of stock based compensation expense for the three months ended March 31, 2006 and 2007, respectively (dollars in thousands):

	For the
	Three Months Ended March 31,
	2006	2007

Service, rental and maintenance expense	$81	$31
Selling and marketing expense	171	93
General and administrative expense	431	304

Total stock based compensation expense	$683	$428

(12) Income Taxes — The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an additional liability of approximately $32.8 million for uncertain tax positions for a total liability of approximately $52.0 million. This increase in the liability was reflected as a corresponding increase to goodwill of $40.3 million for uncertain tax positions directly related to the merger of Arch and Metrocall, a decrease to long-term deferred income tax assets of $10.5 million with the remaining $3.0 million accounted for as a reduction to additional paid-in capital. In addition, the Company recognized a $1.4 million reduction in its deferred income tax assets that was primarily accounted for as reduction in the January 1, 2007 balance of additional paid-in capital due to the correction of the deferred income tax assets established in 2003. As of January 1, 2007 the Company had approximately $372.4 million of unrecognized tax benefits (net of the federal and state tax).

The Company anticipates that approximately $24.4 million of the $52.0 million liability recognized for uncertain tax positions may be resolved in 2007.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the Company had accrued approximately $3.0 million for the payment of tax-related interest and penalties.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit by the Internal Revenue Service (“IRS”). The Company’s 2002 through 2005 tax years are still subject to examination by the IRS. Various state jurisdiction tax years remain open to examination.

The Company evaluates the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether, based on all available evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods.

The evaluation of the recoverability of the deferred income tax assets is based on historical and continued evidence of profitability since emerging from bankruptcy and the Company’s projections of increased profitability as a result of anticipated cost synergies made available through the November 2004 merger. To the extent that these anticipated cost synergies may not be realized in the future, or the Company is unable to generate sufficient revenue and projections of future revenue are adjusted downward, a partial, or full valuation allowance against deferred income tax assets may be required.

The anticipated effective tax rate is expected to continue to differ from the statutory federal tax rate of 35%, primarily due to the effect of state income taxes.

(13) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. During the three months ended March 31, 2006 and 2007, the Company paid $4.5 million and $4.5 million, and $3.3 million and $3.8 million, respectively, to these two landlords for rent expenses that are included in service, rental and maintenance expense.

(14) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(15) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its reported results of operations, cash flows or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and “Item 1A. Risk Factors”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” section.

Overview

The following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Item 1A. Risk Factors”, which describe key risks associated with the Company’s operations and industry, and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006: “Overview,” “Results of Operations,” “Liquidity and Capital Resources,” “Inflation” and “Application of Critical Accounting Policies.”

Sales and Marketing

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, healthcare and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of March 31, 2007, USA Mobility sales personnel were located in approximately 78 offices in 35 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; federal government accounts; large enterprise; advanced wireless services; systems sales applications; telemetry and other product offerings.

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

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2006		2006		2007
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	4,002	86%	3,598	88%	3,442	88%
Indirect	632	14%	507	12%	470	12%

Total	4,634	100%	4,105	100%	3,912	100%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of				As of
	March 31,		As of December 31,		March 31,
	2006		2006		2007
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	4,214	91%	3,735	91%	3,557	91%
Two-way messaging	420	9%	370	9%	355	9%

Total	4,634	100%	4,105	100%	3,912	100%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of				As of
	March 31,		As of December 31,		March 31,
	2006		2006		2007
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	3,625	78%	3,308	81%	3,183	81%
Owned by subscribers	377	8%	290	7%	259	7%
Owned by indirect customers or their subscribers	632	14%	507	12%	470	12%

Total	4,634	100%	4,105	100%	3,912	100%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Three Months Ended
	March 31, 2006		December 31, 2006		March 31, 2007
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	123	304	127	250	103	259
Indirect	28	100	42	73	27	64

Total	151	404	169	323	130	323

The demand for one-way and two-way messaging services declined during the three months ended March 31, 2007, and USA Mobility believes demand will continue to decline for the foreseeable future in line with recent trends.

The following table sets forth information on the Company’s direct units in service by account size for the period stated.

	For the Three Months Ended March 31,				Increase/
Account Size Ending Units In Service (000’s)	2006	% of Total	2007	% of Total	(Decrease)

1 to 3 Units	358	8.9%	251	7.3%	(107)
4 to 10 Units	203	5.1	150	4.4	(53)
11 to 50 Units	489	12.2	368	10.7	(121)
51 to 100 Units	265	6.6	215	6.2	(50)
101 to 1000 Units	1,068	26.7	924	26.8	(144)
> 1000 Units	1,619	40.5	1,534	44.6	(85)

Total Direct Customers	4,002	100.0%	3,442	100.0%	(560)

The following table sets forth information on the percentage of account size net unit loss for the Company’s direct customers for the period stated.

	For the
	Three Months Ended March 31,		Favorable/
Account Size Net Unit Loss %	2006	2007	(Unfavorable)

1 to 3 Units	(7.8)%	(9.0)%	(1.2)%
4 to 10 Units	(8.2)	(7.9)	0.3
11 to 50 Units	(7.2)	(7.6)	(0.4)
51 to 100 Units	(7.0)	(4.9)	2.1
101 to 1000 Units	(5.8)	(4.4)	1.4
> 1000 Units	(0.5)	(2.2)	(1.7)

Total Direct Customers	(4.3)%	(4.3)%	0.0%

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

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2006	2006	2007

Direct	$9.44	$9.09	$9.18
Indirect	$4.89	$4.92	$4.79
Consolidated	$8.80	$8.57	$8.65

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues decreased year over year, and the Company expects future sequential quarterly revenues to decline in line with recent trends. The increase in consolidated ARPU for the quarter ended March 31, 2007 from the quarter ended December 31, 2006, was due primarily to selected rate increases that the Company implemented in the fourth quarter 2006 and first quarter 2007. The decrease in consolidated ARPU for the quarter ended March 31, 2007 from the quarter ended March 31, 2006 was primarily due to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. USA Mobility expects that ARPU for its direct units in service will decline in future periods.

The following table sets forth information on the account size ARPU for the period stated.

	For the
	Three Months Ended March 31,		Increase/
Account Size ARPU	2006	2007	(Decrease)

1 to 3 Units	$14.02	$14.71	$0.69
4 to 10 Units	13.02	13.42	0.40
11 to 50 Units	10.88	10.95	0.07
51 to 100 Units	9.59	9.44	(0.15)
101 to 1000 Units	8.34	8.24	(0.10)
> 1000 Units	8.18	7.92	(0.26)

Total Direct Customers	$9.44	$9.18	$(0.26)

Operations

USA Mobility’s revenues were $134.9 million and $111.5 million for the three months ended March 31, 2006 and 2007, respectively. The Company’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services and consist largely of telecommunications expenses to deliver messages over the Company’s networks, site rent expenses for transmitter locations and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with USA Mobility’s direct and indirect sales forces and marketing expenses in support of the sales force. This classification consists primarily of salaries, commissions, and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. In the period ended March 31, 2007, approximately 53.0% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses; telecommunications expenses; and site rent expenses for transmitter locations.

Payroll and related expenses include wages, commissions, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,183 FTEs at March 31, 2007. The Company anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

Site rent expenses for transmitter locations are largely dependent on the Company’s messaging networks. USA Mobility operates local, regional and nationwide one-way and two-way messaging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which, in turn, is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization.

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

USA Mobility did experience limited damage to transmission equipment located in the Gulf of Mexico region of the United States from Hurricanes Katrina and Rita in the third quarter of 2005. Expenses resulting from storm-related recovery efforts and loss of damaged assets were immaterial and were recorded in 2005 and 2006. The Company received $0.7 million in May 2007 as settlement of related insurance claims. The settlement will be recorded as Other Income in the second quarter 2007.

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $96.1 million and $76.4 million for the three months ended March 31, 2006 and 2007, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future quarters, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2006 and 2007

	For the Three Months Ended March 31,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance	$128,761	95.5%	$107,142	96.1%	$(21,619)	(16.8)%
Product sales	6,131	4.5	4,400	3.9	(1,731)	(28.2)

	$134,892	100.0%	$111,542	100.0%	$(23,350)	(17.3)%

Selected operating expenses:
Cost of products sold	$786	0.6%	$687	0.6%	$(99)	(12.6)%
Service, rental and maintenance	48,092	35.7	39,033	35.0	(9,059)	(18.8)
Selling and marketing	11,059	8.2	10,242	9.2	(817)	(7.4)
General and administrative	36,142	26.8	26,448	23.7	(9,694)	(26.8)

	$96,079	71.2%	$76,410	68.5%	$(19,669)	(20.5)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $134.9 million and $111.5 million for the three months ended March 31, 2006 and 2007, respectively.

	For the
	Three Months Ended
	March 31,
	2006	2007
	(Dollars in thousands)

Service, rental and maintenance revenues:
Paging:
Direct:
One-way messaging	$92,099	$77,547
Two-way messaging	23,794	19,426

	$115,893	$96,973

Indirect:
One-way messaging	$7,742	$5,301
Two-way messaging	2,038	1,729

	$9,780	$7,030

Total Paging:
One-way messaging	$99,841	$82,848
Two-way messaging	25,832	21,155

	$125,673	$104,003

Non-Paging revenue	3,088	3,139

Total service, rental and maintenance revenues	$128,761	$107,142

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2006 and 2007 and the change in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of March 31,			For the Three Months Ended March 31,			Change Due to:
	2006	2007	Change	2006(a)	2007(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,214	3,557	(657)	$99,841	$82,848	$(16,993)	$(1,302)	$(15,691)
Two-way messaging	420	355	(65)	25,832	21,155	(4,677)	(423)	(4,254)

Total	4,634	3,912	(722)	$125,673	$104,003	$(21,670)	$(1,725)	$(19,945)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers. The $0.1 million decrease for the three months ended March 31, 2007 was due primarily to a decrease in product sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended March 31,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$26,099	19.3%	$22,284	20.0%	$(3,815)	(14.6)%
Telecommunications and related	9,099	6.7	7,058	6.3	(2,041)	(22.4)
Payroll and related	7,046	5.2	6,488	5.8	(558)	(7.9)
Stock based compensation	81	0.1	31	0.0	(50)	(61.7)
Other	5,767	4.3	3,172	2.8	(2,595)	(45.0)

Total service, rental and maintenance	$48,092	35.7%	$39,033	35.0%	$(9,059)	(18.8)%

FTEs	377		359		(18)	(4.8)%

As illustrated in the table above, service, rental and maintenance expenses decreased $9.1 million or 18.8% from 2006.

Following is a discussion of each significant item listed above:

•	Site rent — The decrease of $3.8 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers.

•	Telecommunications and related — The decrease of $2.0 million in telecommunications and related expenses is due to the consolidation of the Company’s networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2007.

•	Payroll and related — Payroll consists largely of field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll and related expenses decreased $0.6 million due primarily to a reduction in headcount. Total FTEs declined by 18 from 377 FTEs at March 31, 2006 to 359 FTEs at March 31, 2007.

•	Stock based compensation — Stock based compensation expense consists primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and the Board of Directors under the Equity Plan and the compensation cost associated with the 2003 Arch Long-Term Incentive Plan (“2003 Arch LTIP”). The decrease for the three months ended March 31, 2007 is due primarily to the higher amortization of compensation expense associated with the 2005 Grant in the first quarter 2006, offset by one month less of amortization of compensation expense for the 2006 Grant compared to the same period in 2007.

•	Other — Other expenses consist primarily of a decrease in repairs and maintenance expense of $2.6 million due to lower contractor costs as repairs are now performed by Company employees.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended March 31,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$7,709	5.7%	$6,740	6.0%	$(969)	(12.6)%
Commissions	2,226	1.7	2,170	1.9	(56)	(2.5)
Stock based compensation	171	0.1	93	0.1	(78)	(45.6)
Other	953	0.7	1,239	1.1	286	30.0

Total selling and marketing	$11,059	8.2%	$10,242	9.2%	$(817)	(7.4)%

FTEs	468		372		(96)	(20.5)%

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $1.0 million or 12.6% over 2006. While total FTEs declined by 96 from 468 FTEs at March 31, 2006 to 372 FTEs at March 31, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	For the Three Months Ended March 31,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$12,330	9.1%	$9,560	8.6%	$(2,770)	(22.5)%
Stock based compensation	431	0.3	304	0.3	(127)	(29.5)
Bad debt	1,790	1.3	1,402	1.3	(388)	(21.7)
Facility	4,104	3.0	2,947	2.6	(1,157)	(28.2)
Telecommunications	2,248	1.7	1,764	1.6	(484)	(21.5)
Outside services	6,419	4.8	5,504	4.9	(915)	(14.3)
Taxes, licenses and permits	4,149	3.1	2,316	2.1	(1,833)	(44.2)
Other	4,671	3.5	2,651	2.4	(2,020)	(43.2)

Total general and administrative	$36,142	26.8%	$26,448	23.7%	$(9,694)	(26.8)%

FTEs	744		452		(292)	(39.2)%

As illustrated in the table above, general and administrative expenses decreased $9.7 million or 26.8% from 2006 due primarily to headcount reductions, office closures and reduced taxes, licenses and permits expense. The percentages of these expenses to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses include employees in customer service, inventory, collections, finance and other support functions as well as executive management. The decrease in these expenses was due primarily to a reduction in headcount since November 2004. Total general and administration FTEs decreased by 292 from 744 at March 31, 2006 to 452 FTEs at March 31, 2007. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

•	Stock based compensation — Stock based compensation expense consists primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors under the Equity Plan and the compensation cost associated with the 2003 Arch LTIP. The decrease for the three months ended March 31, 2007 was due primarily to the vesting under the 2003 Arch LTIP in March 2006 and higher amortization of compensation expense in the first quarter 2006 associated with the 2005 Grant. This was offset by one month less of amortization of compensation expense for the 2006 Grant compared to the same period in 2007.

•	Bad debt — The decrease of $0.4 million in bad debt expense reflects a revision to the Company’s analysis of its bad debt experience and is consistent with the decrease in revenue during the same period.

•	Facility — The decrease of $1.2 million in facility expense is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.5 million in telecommunications expense reflects continued office and staffing reductions as USA Mobility continues to streamline its operations.

•	Outside services — Outside services expense consists primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease in 2007 was due primarily to a reduction in professional service fees for integration-related activities incurred in 2006, offset by increased outsourced customer service costs in 2007 resulting from the 2006 sale of an internally managed call center to an outside provider.

•	Taxes, licenses and permits — Taxes, licenses and permits expense consists of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits of $1.8 million is mainly due to lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — Other expenses consist primarily of a decrease to repairs and maintenance expense of $0.5 million, a decrease of $0.5 million to office expenses and a decrease of $0.1 million to travel and entertainment expense, all of which result from continued site and office reductions as USA Mobility continues to streamline its operations. In addition, workers’ compensation insurance refunds from prior periods reduced miscellaneous expenses by $0.9 million.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $18.8 million for the three months ended March 31, 2006 to $13.3 million for the three months ended March 31, 2007. The decrease was primarily due to $2.6 million in lower depreciation in 2007 from fully depreciated paging infrastructure and other assets, $1.0 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, and $1.5 million in lower amortization expense.

Interest Income.  Net interest income increased from $0.6 million for the three months ended March 31, 2006 compared to $1.0 million for the three months ended March 31, 2007. This increase was due to the investment of available cash in short-term interest bearing accounts for the three months ended March 31, 2007.

Income Tax Expense.  For the three months ended March 31, 2007, the Company recognized $9.2 million of income tax expense which includes $0.5 million for interest on the liability for uncertain tax positions. The provision for the three months ended March 31, 2006 was $8.2 million. The increase in the provision for the current year was primarily due to higher income before income tax expense. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at March 31, 2007, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The Company’s net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	For the
	Three Months Ended
	March 31,		Increase/
	2006	2007	(Decrease)

Net cash provided by operating activities	$43,069	$36,736	$(6,333)
Net cash used in investing activities	$(4,312)	$(5,007)	$695
Net cash used in financing activities	$(12)	$(17,944)	$17,932

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

	For the
	Three Months Ended
	March 31,		Increase/
	2006	2007	(Decrease)

Cash received from customers	$141,957	$111,669	$(30,288)

Cash paid for —
Payroll and related expenses	29,153	26,946	(2,207)
Site rent expenses	27,335	23,092	(4,243)
Telecommunications expenses	9,808	7,679	(2,129)
Other operating expenses	32,592	17,216	(15,376)

	98,888	74,933	(23,955)

Net cash provided by operating activities	$43,069	$36,736	$(6,333)

Net cash provided by operating activities decreased $6.3 million from the three months ended March 31, 2006 compared to the three months ended March 31, 2007 due primarily to the following:

•	Cash received from customers decreased $30.3 million from the three months ended March 31, 2006 compared to the same period in 2007. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to revenue decreases of $23.4 million, as discussed earlier, and a decrease in accounts receivable of $4.6 million in 2006 compared to $0.9 million in 2007.

•	Cash payments for payroll and related expenses decreased $2.2 million due primarily to a reduction in headcount. The lower payroll and related expenses resulted from the Company’s integration and consolidation activities.

•	Cash payments for site rent expenses decreased $4.2 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and negotiated lower payments under its master lease agreements (“MLAs”).

•	Cash payments for telecommunications expenses decreased $2.1 million. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expenses and general and administrative expenses as the Company has reduced its operating expenses to support its smaller customer base.

•	Cash payments for other operating expenses primarily include repairs and maintenance, facility rents, taxes, licenses and permits, and various other expenses. The decrease in these payments was primarily related to lower repairs and maintenance of $3.0 million, facility rents of $1.2 million, taxes, licenses and permits of $1.8 million and miscellaneous expenses of $1.0 million. Various other expenses have decreased as the Company has reduced overall costs to match its declining subscriber base.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $0.7 million from the three months ended March 31, 2006 compared to the same period in 2007 due primarily to increased capital expenditures. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for the three months ended March 31, 2007 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2007 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities increased $17.9 million from the three months ended March 31, 2006 compared to the same period in 2007 primarily due to cash distributions to stockholders.

Cash Distributions to Stockholders.  On February 7, 2007, the Board of Directors of USA Mobility declared the second regular quarterly cash distribution, with a record date of February 22, 2007, and a payment date of March 15, 2007. This cash distribution of approximately $17.8 million was paid from available cash on hand. Cash distributions paid include previously declared cash distributions on restricted stock that vested in January 2007.

Future Cash Distributions to Stockholders.  On May 2, 2007, the Board of Directors of USA Mobility declared the regular quarterly cash distribution of $0.65 per share and also declared an additional special one-time cash distribution to stockholders of $1.00 per share. Both distributions have a record date of May 17, 2007 and a payment date of June 7, 2007. The total cash distributions of approximately $45.1 million will be paid from available cash on hand.

Borrowings.  At March 31, 2007, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is rationalizing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2007 was approximately $24.3 million.

Other Commitments.  USA Mobility has a commitment to fund annual cash flow deficits, if any, of Global Technical Engineering Solutions, LLC (“GTES”), a company in which it has a majority ownership interest, of up to $1.5 million during the initial three-year period following the investment date of February 11, 2004. Funds may be provided to GTES in the form of capital contributions or loans. No funding was required through February 10, 2007 when the commitment period expired.

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

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. During the three months ended March 31, 2006 and 2007, the Company paid $4.5 million and $4.5 million, and $3.3 million and $3.8 million, respectively, to these two landlords for rent expenses that are included in service, rental and maintenance expense.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, allowances for doubtful accounts and service credits, revenue recognition, asset retirement obligations, severance and restructuring, accrued liabilities and income taxes. Management bases their estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, the Company has no outstanding debt financing.

ITEM 4.	CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

  Changes in Internal Control Over Financial Reporting

During the first quarter ended March 31, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its reported results of operations, cash flows or financial position.

Item 1A.	Risk Factors

The risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed. See “Item 1A. Risk Factors” of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for these risk factors.

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

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Dated: May 15, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.17	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO)(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 15, 2007(2)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 15, 2007(2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2007(2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 15, 2007(2)

(1)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on April 18, 2007.

(2)	Filed herewith.