Form 10-Q
period 2007-06-30
USA Mobility, Inc
filed 2007-08-02
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51027

USA MOBILITY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State of incorporation)	16-1694797 (I.R.S. Employer Identification No.)

6677 Richmond Highway Alexandria, Virginia	22306 (Zip Code)
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,315,102 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of July 27, 2007.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$66,507	$57,636
Accounts receivable, net	26,364	27,672
Prepaid expenses and other	12,294	10,788
Deferred income tax assets	18,399	16,864

Total current assets	123,564	112,960
Property and equipment, net	91,562	79,838
Goodwill	159,438	199,771
Intangible assets, net	26,339	21,091
Deferred income tax assets	180,244	156,074
Other assets	7,067	7,113

TOTAL ASSETS	$588,214	$576,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,979	$55,442
Distributions payable	435	157
Customer deposits	2,250	1,858
Deferred revenue	16,194	15,667

Total current liabilities	82,858	73,124
Other long-term liabilities	29,384	68,793

TOTAL LIABILITIES	112,242	141,917

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	475,969	434,927
Retained earnings	—	—

TOTAL STOCKHOLDERS’ EQUITY	475,972	434,930

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,214	$576,847

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$122,025	$102,135	$250,786	$209,277
Product sales	5,180	5,335	11,311	9,735

Total revenue	127,205	107,470	262,097	219,012

Operating expenses:
Cost of products sold	1,169	1,508	1,955	2,195
Service, rental and maintenance	44,769	39,356	92,861	78,389
Selling and marketing	11,118	9,975	22,177	20,217
General and administrative	32,208	23,297	68,349	49,745
Depreciation, amortization and accretion	18,900	12,450	37,695	25,768
Severance and restructuring	321	—	491	17

Total operating expenses	108,485	86,586	223,528	176,331

Operating income	18,720	20,884	38,569	42,681
Interest income, net	1,023	932	1,572	1,883
Other income, net	988	826	1,050	310

Income before income tax expense	20,731	22,642	41,191	44,874
Income tax expense	(9,779)	(9,676)	(17,974)	(18,882)

Net income	$10,952	$12,966	$23,217	$25,992

Basic net income per common share	$0.40	$0.47	$0.85	$0.95

Diluted net income per common share	$0.40	$0.47	$0.84	$0.94

Basic weighted average common shares outstanding	27,399,533	27,440,094	27,398,426	27,437,271

Diluted weighted average common shares outstanding	27,587,958	27,570,346	27,567,781	27,567,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Six Months Ended June 30,
	2006	2007
	(In thousands and unaudited)

Cash flows from operating activities:
Net income	$23,217	$25,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	37,695	25,768
Deferred income tax expense	6,446	15,230
Amortization of stock based compensation	1,393	849
Provisions for doubtful accounts and service credits	7,897	6,069
Loss on disposals of property and equipment	404	634
Changes in assets and liabilities:
Accounts receivable	(723)	(7,376)
Prepaid expenses and other	(872)	1,667
Intangibles and other long-term assets	321	345
Accounts payable and accrued liabilities	(7,253)	(8,948)
Customer deposits and deferred revenue	(961)	(919)
Other long-term liabilities	12,839	3,116

Net cash provided by operating activities	80,403	62,427

Cash flows from investing activities:
Purchases of property and equipment	(9,019)	(8,611)
Proceeds from disposals of property and equipment	56	129
Receipts from long-term note receivable	190	—

Net cash used in investing activities	(8,773)	(8,482)

Cash flows from financing activities:
Repayment of long-term debt	(13)	—
Cash distributions to stockholders	—	(62,816)

Net cash used in financing activities	(13)	(62,816)

Net increase (decrease) in cash and cash equivalents	71,617	(8,871)
Cash and cash equivalents, beginning of period	37,547	66,507

Cash and cash equivalents, end of period	$109,164	$57,636

Supplemental disclosure:
Interest paid	$17	$7

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

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds the Company’s expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock.

(4) New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”). In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 12.

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

Other new pronouncements issued during the first and second quarters of 2007 are not applicable to the Company and have no effect on the Company’s consolidated financial position or results of operations.

(5) Goodwill and Other Intangible Assets — Goodwill of $199.8 million at June 30, 2007 resulted from the purchase accounting of the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). Based on the requirements of Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (“EITF No. 93-7”), goodwill increased by $10.0 million during the fourth quarter of 2006 due to a change in management’s estimate of the ultimate tax basis of the deferred income tax assets acquired in the purchase of Metrocall.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to goodwill of $40.3 million for uncertain tax positions directly related to the merger of Arch and Metrocall. The Company anticipates that between $15.0 to $17.0 million of this $40.3 million increase to goodwill recognized for uncertain tax positions may be resolved in 2007 and result in a corresponding reduction to goodwill.

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

Declines in the Company’s stock price and/or other prevailing circumstances that would reduce the fair-value of the reporting unit could indicate that a potential impairment has occurred. Such a decline could require evaluation of impairment more frequently than annually.

Other intangible assets were recorded at fair-value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets was $3.8 million and $2.5 million for the three months ended June 30, 2006 and 2007, respectively; and $8.0 million and $5.2 million for the six months ended June 30, 2006 and 2007, respectively.

The Company did not record any impairment of long-lived assets, intangible assets or goodwill in the first and second quarters of 2006 or 2007, respectively.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets are comprised of the following at June 30, 2007 (dollars in thousands):

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance

Purchased subscriber lists	5	$68,775	$(48,369)	$20,406
Purchased Federal Communications Commission licenses	5	3,527	(2,858)	669
Other	1	68	(52)	16

Total intangible assets, net		$72,370	$(51,279)	$21,091

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses for the three and six months ended June 30, 2006 and 2007, respectively, are as follows (dollars in thousands):

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Depreciation	$14,311	$9,624	$28,084	$19,851
Amortization	3,799	2,485	8,031	5,249
Accretion	790	341	1,580	668

Total depreciation, amortization and accretion	$18,900	$12,450	$37,695	$25,768

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following (dollars in thousands):

	December 31,	June 30,
	2006	2007

Accounts payable	$3,634	$2,667
Accrued compensation, benefits and severance	16,277	13,361
Accrued network costs	3,966	3,531
Accrued taxes	27,493	23,668
Asset retirement obligations — short-term	4,569	4,678
Accrued other	8,040	7,537

Total accounts payable and accrued liabilities	$63,979	$55,442

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

The Company had recognized cumulative asset retirement costs of $17.4 million at both December 31, 2006 and March 31, 2007. In the second quarter 2007, the Company recorded an additional $0.4 million resulting in a cumulative asset retirement costs of $17.8 million at June 30, 2007. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and nine years.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation balances for the six months ended June 30, 2007 were as follows (dollars in thousands):

	Current	Long-Term
	Portion	Portion	Total

Balance at December 31, 2006	$4,569	$8,955	$13,524
Accretion	47	621	668
Amounts paid	(1,428)	—	(1,428)
Additional amounts recorded	—	414	414
Reclassifications	1,490	(1,490)	—

Balance at June 30, 2007	$4,678	$8,500	$13,178

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2007.

(9) Other Long-Term Liabilities — Other long-term liabilities consist of the following (dollars in thousands):

	December 31,	June 30,
	2006	2007

Income taxes	$17,723	$55,775
Asset retirement obligations — long-term	8,955	8,500
Escheat liability — long-term	625	1,324
Distributions payable	466	767
Other long-term liabilities	1,615	2,427

Total other long-term liabilities	$29,384	$68,793

(10) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	Changes in Stockholders’ Equity — Changes in stockholder’s equity for the six months ended June 30, 2007 consisted of (dollars in thousands):

Balance at December 31, 2006	$475,972
Net income for six months ended June 30, 2007	25,992
Cash distributions declared	(62,829)
Recognition of uncertain tax positions and other	(4,417)
Restricted stock vested under 2005 Grant, net	(657)
Amortization of stock based compensation	704
Issuance of common stock under Equity Plan	165

Balance at June 30, 2007	$434,930

•	General — At December 31, 2006 and June 30, 2007, there were 27,340,033 and 27,316,413 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, at June 30, 2007, there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization have been included in the Company’s reported outstanding share balance.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, the Company implemented the provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”). The implementation of SFAS No. 123R, including the cumulative effect of changes in expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company followed the modified prospective transition election.

At June 30, 2007, the Company has no stock options outstanding.

In connection with and prior to the November 2004 merger, the Company established the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-employee members of its Board of Directors in the form of common stock, stock options, restricted shares of common stock (“restricted stock”), stock grants or units. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

The following table summarizes the activities under the Equity Plan from inception through June 30, 2007:

Activity

Securities approved under Equity Plan	1,878,976
Less: Restricted Stock Issued to Management
2005 Grant	(103,937)
2006 Grant	(132,572)
Restricted Stock Units Issued to Board of Directors(a)	(15,697)
Common Stock Issued to Board of Directors(b)	(7,427)
Add: Restricted Stock Forfeited by Management
2005 Grant	21,450
2006 Grant	7,393

Total available at June 30, 2007	1,648,186

(a)	Restricted stock units issued to the members of the Board of Directors for services performed, of which 1,269 restricted stock units relate to cash distributions.

(b)	Shares of common stock issued in lieu of cash payments to members of the Board of Directors for services performed.

Restricted Stock.  For the 2005 grant of restricted stock (“2005 Grant”), the Company used the fair-value based method of accounting for the award and will ratably amortize the $2.2 million to expense over the vesting period. A total of $0.7 million and $0.2 million was included in stock based compensation for the six months ended June 30, 2006 and 2007, respectively, in relation to these shares.

On January 1, 2007, 55,616 shares of restricted stock from the 2005 Grant vested, of which 22,403 shares were sold back to the Company in payment of required tax withholdings at a price per share of $22.37, the Company’s closing stock price on December 29, 2006. On April 2, 2007, 6,708 shares of vested restricted stock were issued, of which 2,165 shares were sold back to the Company in payment of required tax withholdings at a price per share of $19.93, the Company’s closing stock price on March 30, 2007. On July 2, 2007, 6,708 shares of vested restricted stock were issued, of which 2,144 shares were sold back to the Company in payment of required tax withholdings at a price per share of $26.76, the Company’s closing stock price on June 29, 2007. The shares purchased by the Company were retired and will not be reissued. The remaining 13,455 shares from the 2005 Grant are scheduled to vest ratably over the remainder of 2007, such that all shares awarded are scheduled to fully vest by December 31, 2007.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the 2006 grant of restricted stock (“2006 Grant”), the Company used the fair-value based method of accounting for the award and will ratably amortize the $3.5 million to expense over the vesting period. A total of $0.5 million and $0.6 million was included in stock based compensation for the six months ended June 30, 2006 and 2007, respectively, in relation to these shares.

For the six months ended June 30, 2007, no shares were forfeited. As of June 30, 2007, there were 125,179 shares scheduled to fully vest by January 1, 2009.

Cash Award.  Also on February 1, 2006, the Company provided long-term cash performance awards to the same certain eligible employees. The vesting date for these long-term cash performance awards is January 1, 2009 and payment will be made after the vesting date. The Company will ratably amortize the $3.6 million to expense over the vesting period. A total of $0.5 million and $0.6 million was included in payroll and related expenses for the six months ended June 30, 2006 and 2007, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Restricted Stock Units.  On May 3, 2006, the Board of Directors granted the non-executive directors restricted stock units (“RSUs”) in addition to cash compensation for service on the Board of Directors as well as any standing committees of the Board of Directors on which they serve. On April 2, 2007, the Company issued 4,030 RSUs to the Company’s non-executive directors for service performed in the first quarter 2007, of which 391 RSUs represent distributions on previously granted RSUs. On July 2, 2007, the Company issued 3,908 RSUs to the Company’s non-executive directors for service performed in the second quarter 2007, of which 1,197 RSUs represent distributions on previously granted RSUs. These RSUs are fully vested on the date of grant.

No shares of common stock are issued for the RSUs until the earlier of (i) the date the participant is no longer an eligible director, or (ii) immediately prior to a change in the ownership of the Company. Prior to the issuance of shares of common stock underlying the RSUs, the RSUs represent unsecured obligations of the Company. USA Mobility used the fair-value based method of accounting for the award. As the RSUs are fully vested on the date of grant and relate to service performed in the first and second quarters of 2007, the Company recognized expense of $0.1 million for the six months ended June 30, 2007 in relation to these RSUs.

On August 1, 2007 the Board of Directors approved an acceleration in the conversion date for existing RSUs. Existing RSUs will be converted into shares of common stock on the earlier of: (1) a director’s departure from the Board of Directors; (2) a change in control of the Company (as defined in the Equity Plan); or (3) the second trading day following the day that the Company files its 2007 Annual Report on Form 10-K with the SEC.

The Board of Directors also approved that future cash distributions on the existing RSUs will be set aside and paid in cash to each non-executive director when the RSUs are converted into shares of common stock.

Finally, on August 1, 2007 with an effective date of July 1, 2007 the Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service restricted stock in addition to cash compensation for service on the Board of Directors as well as standing committees of the Board of Directors on which they serve. The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant provided the non-executive director maintains continuous service on the Board of Directors. Future cash distributions on restricted stock will be set aside and paid in cash to each non-executive director as the restricted stock vests.

Common Stock.  In lieu of cash payments of $20,000 for directors’ fees earned since October 1, 2006 through March 31, 2007, one director elected to receive a total of 948 shares of common stock in January and April 2007, based upon the fair market value of a share of common stock at the date of award. A total of 373 shares of common stock will be issued in July 2007 for fees of $10,000 earned in the second quarter 2007.

Cash Distributions to Stockholders.  On February 7, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of February 22, 2007, and a payment date of March 15, 2007. This cash distribution of approximately $17.8 million was paid from available cash on hand.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 2, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share and also declared an additional special one-time cash distribution to stockholders of $1.00 per share. Both distributions had a record date of May 17, 2007 and a payment date of June 7, 2007. The total cash distribution of approximately $45.0 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the six months ended June 30, 2007 include previously declared cash distributions on shares of vested restricted stock issued in January and April 2007 in relation to the 2005 Grant.

Future Cash Distributions to Stockholders.  On August 1, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of August 16, 2007 and a payment date of September 6, 2007. This cash distribution of approximately $17.8 million is expected to be paid from available cash on hand.

Additional Paid-in Capital.  For the six months ended June 30, 2007, additional paid-in capital decreased by $41.0 million due to the recognition of uncertain tax positions, the correction of the deferred income tax assets established in 2003, cash distributions to stockholders, and the vesting and repurchases of shares of restricted stock under the 2005 Grant. This was offset by the issuance of RSUs, distributions and common stock to the non-executive directors discussed above.

Net Income per Common Share.  Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. As noted above, the Company acquired a total of 24,568 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings. The shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of June 30, 2007. The components of basic and diluted net income per common share were as follows (in thousands, except share and per share amounts):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Net income	$10,952	$12,966	$23,217	$25,992

Weighted average shares of common stock outstanding	27,399,533	27,440,094	27,398,426	27,437,271
Dilutive effect of:
Options to purchase common stock, restricted stock and RSUs	188,425	130,252	169,355	130,403

Weighted average shares of common stock and common stock equivalents	27,587,958	27,570,346	27,567,781	27,567,674

Net income per common share
Basic	$0.40	$0.47	$0.85	$0.95

Diluted	$0.40	$0.47	$0.84	$0.94

(11) Stock Based Compensation — Compensation expense associated with stock options and restricted stock was recognized in accordance with the fair-value provisions of SFAS No. 123R, over the instruments’ vesting

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. The following table reflects the income statement line items for stock based compensation expense for the three and six months ended June 30, 2006 and 2007, respectively (dollars in thousands):

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007

Service, rental and maintenance expense	$83	$30	$164	$61
Selling and marketing expense	166	91	337	184
General and administrative expense	461	299	892	603

Total stock based compensation expense	$710	$420	$1,393	$848

(12) Income Taxes — USA Mobility adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an additional liability of approximately $32.8 million for uncertain tax positions for a total liability of approximately $55.8 million at June 30, 2007. This increase in the liability was reflected as a corresponding increase to goodwill of $40.3 million for uncertain tax positions directly related to the merger of Arch and Metrocall, a decrease to long-term deferred income tax assets of $10.5 million with the remaining $3.0 million accounted for as a reduction to additional paid-in capital. In addition, the Company recognized a $1.4 million reduction in its deferred income tax assets that was primarily accounted for as reduction in the January 1, 2007 balance of additional paid-in capital due to the correction of the deferred income tax assets established in 2003. As of June 30, 2007 the Company had approximately $368.8 million of unrecognized tax benefits (net of the federal and state tax).

The Company anticipates that between $23.0 to $25.0 million of the $55.8 million liability recognized for uncertain tax positions may be resolved in 2007 due to the expiration of assessment statutes. Of this amount, $6.0 to $8.0 million would likely decrease the Company’s income tax expense and the remainder would likely decrease goodwill.

The Company recognizes accrued interest related to uncertain tax positions in income tax expense. For the six months ended June 30, 2007, the Company accrued approximately $1.1 million for the payment of tax-related interest. The total accrued tax-related interest as of June 30, 2007 is approximately $3.7 million.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit by the Internal Revenue Service (“IRS”). The Company’s 2003 through 2005 tax years are still subject to examination by the IRS. Various state jurisdiction tax years remain open to examination.

The Company evaluates the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether, based on all available evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods.

The evaluation of the recoverability of the deferred income tax assets is based on historical and continued evidence of profitability since emerging from bankruptcy and the Company’s projections of increased profitability as a result of anticipated cost synergies made available through the November 2004 merger. To the extent that these anticipated cost synergies may not be realized in the future, or the Company is unable to generate sufficient revenue and projections of future revenue are adjusted downward, a partial, or full valuation allowance against the deferred income tax assets may be required.

The Company has established a valuation allowance account against deferred income tax assets of approximately $0.6 million. This relates to charitable contributions carry-forward, which the Company currently anticipates will not be utilized.

The anticipated effective tax rate is expected to continue to differ from the statutory federal tax rate of 35%, primarily due to the effect of state income taxes.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. During the six months ended June 30, 2006 and 2007, the Company paid $9.0 million and $9.3 million, and $6.6 million and $7.5 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses.

(14) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(15) Commitments and Contingencies — During the second quarter 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to migrate the customer billing/provisioning system. The commitment is estimated to be approximately $7.5 million over the five-year term.

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse effect on its reported results of operations, cash flows or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Item 1A. Risk Factors” in the Company’s 2006 Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” section.

Overview

The following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Item 1A. Risk Factors”, which describe key risks associated with the Company’s operations and industry, and the following subsections of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006: “Overview,” “Results of Operations,” “Liquidity and Capital Resources,” “Inflation,” and “Application of Critical Accounting Policies.”

Sales and Marketing

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, healthcare and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of June 30, 2007, USA Mobility sales personnel were located in approximately 76 offices in 35 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; federal government accounts; large enterprise; advanced wireless services; systems sales applications; telemetry and other product offerings.

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

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2006		2007		2007
	Units	%	Units	%	Units	%
	(Units in thousands)

Direct	3,854	87%	3,442	88%	3,316	88%
Indirect	577	13%	470	12%	441	12%

Total	4,431	100%	3,912	100%	3,757	100%

Customers may subscribe to one or two-way messaging services for a periodic (monthly, quarterly or annual) service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2006		2007		2007
	Units	%	Units	%	Units	%
	(Units in thousands)

One-way messaging	4,030	91%	3,557	91%	3,417	91%
Two-way messaging	401	9%	355	9%	340	9%

Total	4,431	100%	3,912	100%	3,757	100%

USA Mobility provides wireless messaging services to subscribers for a periodic fee, as described above. In addition, subscribers either lease a messaging device from the Company for an additional fixed monthly fee or they own a device, having purchased it either from the Company or from another vendor. USA Mobility also sells devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing the Company’s networks.

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2006		2007		2007
	Units	%	Units	%	Units	%
	(Units in thousands)

Owned and leased	3,511	79%	3,183	81%	3,078	82%
Owned by subscribers	343	8%	259	7%	239	6%
Owned by indirect customers or their subscribers	577	13%	470	12%	440	12%

Total	4,431	100%	3,912	100%	3,757	100%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Three Months Ended
	June 30, 2006		March 31, 2007		June 30, 2007
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	134	282	103	259	126	252
Indirect	23	78	27	64	33	62

Total	157	360	130	323	159	314

The demand for one-way and two-way messaging services declined during the three and six months ended June 30, 2007, and USA Mobility believes demand will continue to decline for the foreseeable future in line with recent trends.

The following table sets forth information on the Company’s direct units in service by account size for the period stated.

	For the Three Months Ended June 30,				Increase/
Account Size Ending Units in Service (000’s)	2006	% of Total	2007	% of Total	(Decrease)

1 to 3 Units	327	8.5%	232	7.0%	(95)
4 to 10 Units	188	4.9	139	4.2	(49)
11 to 50 Units	456	11.8	344	10.4	(112)
51 to 100 Units	249	6.5	200	6.0	(49)
101 to 1000 Units	1,027	26.6	898	27.1	(129)
> 1000 Units	1,607	41.7	1,503	45.3	(104)

Total Direct Units in Service	3,854	100.0%	3,316	100.0%	(538)

The following table sets forth information on the percentage of account size net unit loss for the Company’s direct customers for the period stated.

	For the
	Three Months Ended June 30,		Favorable/
Account Size Net Unit Loss%	2006	2007	(Unfavorable)

1 to 3 Units	(8.7)%	(7.6)%	1.1%
4 to 10 Units	(7.5)	(7.6)	(0.1)
11 to 50 Units	(6.8)	(6.4)	0.4
51 to 100 Units	(6.2)	(6.9)	(0.7)
101 to 1000 Units	(3.8)	(2.8)	1.0
> 1000 Units	(0.7)	(2.0)	(1.3)

Total Direct Net Unit Loss%	(3.7)%	(3.7)%	0.0%

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

	For the Three Months Ended
	June 30,	March 31,	June 30,
	2006	2007	2007

Direct	$9.32	$9.18	$9.08
Indirect	$4.97	$4.79	$4.53
Consolidated	$8.74	$8.65	$8.54

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, most notably the mix of units in service. Gross revenues decreased year over year, and the Company expects future sequential quarterly revenues to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended June 30, 2007 compared to the quarter ended March 31, 2007 and June 30, 2006, respectively, was primarily due to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. USA Mobility expects that ARPU for its direct units in service will decline in future periods.

The following table sets forth information on the account size ARPU for the period stated.

	For the
	Three Months
	Ended
	June 30,		Increase/
Account Size ARPU	2006	2007	(Decrease)

1 to 3 Units	$14.14	$14.67	$0.53
4 to 10 Units	13.08	13.40	0.32
11 to 50 Units	10.81	10.93	0.12
51 to 100 Units	9.53	9.48	(0.05)
101 to 1000 Units	8.29	8.24	(0.05)
> 1000 Units	8.05	7.80	(0.25)

Total Direct ARPU	$9.32	$9.08	$(0.24)

Operations

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. In the quarter ended June 30, 2007, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,151 FTEs at June 30, 2007. The Company anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

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

USA Mobility did experience limited damage to transmission equipment located in the Gulf of Mexico region of the United States from Hurricanes Katrina and Rita in the third quarter of 2005. Expenses resulting from storm-related recovery efforts and loss of damaged assets were immaterial and were recorded in 2005 and 2006. The Company received $0.7 million in May 2007 as settlement of related insurance claims. The settlement was included in other income, net in the second quarter 2007.

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $89.3 million and $74.1 million for the three months ended June 30, 2006 and 2007, respectively; and $185.3 million and $150.5 million for the six months ended June 30, 2006 and 2007, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future quarters, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2006 and 2007

	For the Three Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$122,025	95.9%	$102,135	95.0%	$(19,890)	(16.3)%
Product sales	5,180	4.1	5,335	5.0	155	3.0

Total	$127,205	100.0%	$107,470	100.0%	$(19,735)	(15.5)%

Selected operating expenses:
Cost of products sold	$1,169	0.9%	$1,508	1.4%	$339	29.0%
Service, rental and maintenance	44,769	35.2	39,356	36.6	(5,413)	(12.1)
Selling and marketing	11,118	8.7	9,975	9.3	(1,143)	(10.3)
General and administrative	32,208	25.3	23,297	21.7	(8,911)	(27.7)

Total	$89,264	70.1%	$74,136	69.0%	$(15,128)	(17.0)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $127.2 million and $107.5 million for the three months ended June 30, 2006 and 2007, respectively.

	For the
	Three Months Ended June 30,
	2006	2007
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$87,394	$73,793
Two-way messaging	22,480	18,264

	$109,874	$92,057

Indirect:
One-way messaging	$7,007	$4,472
Two-way messaging	1,991	1,719

	$8,998	$6,191

Total Paging:
One-way messaging	$94,401	$78,265
Two-way messaging	24,471	19,983

Total Paging revenue	$118,872	$98,248

Non-Paging revenue	3,153	3,887

Total service, rental and maintenance revenues, net	$122,025	$102,135

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2006 and 2007 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of June 30,			For the Three Months Ended June 30,			Change Due to:
	2006	2007	Change	2006(a)	2007(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,030	3,417	(613)	$94,401	$78,265	$(16,136)	$(1,600)	$(14,536)
Two-way messaging	401	340	(61)	24,471	19,983	(4,488)	(724)	(3,764)

Total	4,431	3,757	(674)	$118,872	$98,248	$(20,624)	$(2,324)	$(18,300)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$25,021	19.7%	$22,115	20.6%	$(2,906)	(11.6)%
Telecommunications and related	8,480	6.7	6,622	6.2	(1,858)	(21.9)
Payroll and related	6,578	5.2	6,657	6.2	79	1.2
Stock based compensation	83	0.1	30	0.0	(53)	(63.9)
Other	4,607	3.6	3,932	3.7	(675)	(14.7)

Total service, rental and maintenance	$44,769	35.3%	$39,356	36.7%	$(5,413)	(12.1)%

FTEs	359		355		(4)	(1.1)%

As illustrated in the table above, service, rental and maintenance expenses decreased $5.4 million or 12.1% from 2006. The percentage of expense to revenue increased, primarily due to the following:

•	Site rent — The decrease of $2.9 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers. The increase as a percentage of revenue reflects the time lag in reducing site rent expenses as network rationalization reduces the number of networks and transmitter locations. The Company has not achieved the utilization of its two master lease agreements (“MLAs”) that was anticipated. These MLAs allow for the addition of transmitter locations at a minimal cost. As network rationalization has occurred, the Company has been required to rely on transmitter locations not covered by the MLAs to ensure network coverage. This reliance on sites not covered by MLAs has impacted the Company’s ability to reduce site rent expense.

•	Telecommunications and related — The decrease of $1.9 million in telecommunications and related expenses is due to the consolidation of the Company’s networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2007.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The increase in payroll and related expenses was due primarily to an increase in employee repair personnel; however, total FTEs declined by 4 from 359 FTEs at June 30, 2006 to 355 FTEs at June 30, 2007.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan. The decrease for the three months ended June 30, 2007 is due primarily to the lower amortization of compensation expense associated with the 2005 Grant.

•	Other — The decrease of $0.7 million in other expenses consists primarily of decreases in repairs and maintenance expenses and other expenses of $1.4 million due to lower contractor costs as repairs are now performed by Company employees, partially offset by an increase in outside services expense of $0.7 million for third party services used in lease rationalization.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$7,317	5.8%	$6,259	5.8%	$(1,058)	(14.5)%
Commissions	2,373	1.9	2,386	2.2	13	0.5
Stock based compensation	166	0.1	91	0.1	(75)	(45.2)
Other	1,262	1.0	1,239	1.2	(23)	(1.8)

Total selling and marketing	$11,118	8.8%	$9,975	9.3%	$(1,143)	(10.3)%

FTEs	434		356		(78)	(18.0)%

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $1.1 million or 14.5% over 2006. While total FTEs declined by 78 from 434 FTEs at June 30, 2006 to 356 FTEs at June 30, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements. These efforts have resulted in the total gross placements increasing for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

General and Administrative.  General and administrative expenses consist of the following significant components:

	For the Three Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$11,412	9.0%	$9,343	8.7%	$(2,069)	(18.1)%
Stock based compensation	461	0.4	299	0.3	(162)	(35.1)
Bad debt	1,705	1.3	1,075	1.0	(630)	(37.0)
Facility rent	3,973	3.1	3,066	2.9	(907)	(22.8)
Telecommunications	1,982	1.6	1,526	1.4	(456)	(23.0)
Outside services	5,631	4.4	5,222	4.9	(409)	(7.3)
Taxes, licenses and permits	2,708	2.1	(20)	(0.0)	(2,728)	(100.7)
Other	4,336	3.4	2,786	2.6	(1,550)	(35.8)

Total general and administrative	$32,208	25.3%	$23,297	21.8%	$(8,911)	(27.7)%

FTEs	515		440		(75)	(14.6)%

As illustrated in the table above, general and administrative expenses decreased $8.9 million or 27.7% from 2006 due primarily to headcount reductions, lower bad debt expense, office closures and reduced taxes, licenses and permits expenses. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. The decrease in payroll and related expenses was due primarily to a reduction in headcount since November 2004. Total general and administration FTEs decreased by 75 from 515 at June 30, 2006 to 440 FTEs at June 30, 2007. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors under the Equity Plan. The decrease for the three months ended June 30, 2007 is due primarily to the lower amortization of compensation expense associated with the 2005 Grant.

•	Bad debt — The decrease of $0.6 million in bad debt expenses reflect the Company’s improved bad debt experience and change in the composition of the Company’s customer base.

•	Facility rent — The decrease of $0.9 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.5 million in telecommunications expenses reflects continued office and staffing reductions as USA Mobility continues to streamline its operations.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.4 million in outside services expenses was due primarily to a reduction in professional service fees for integration-related activities incurred in 2006, offset by increased outsourced customer service costs in 2007 resulting from the 2006 sale of an internally managed call center to an outside provider.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $2.7 million is mainly due to lower gross receipts taxes, transactional and property taxes and settlement of various state and local tax audits at amounts lower than the originally estimated liability. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $1.6 million in other expenses consist primarily of a decrease to pager shipping costs of $0.5 million related with the shipping and receipt of messaging devices and reductions in various expenses netting $1.1 million.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $18.9 million for the three months ended June 30, 2006 to $12.5 million for the three months ended June 30, 2007. The decrease was primarily due to $3.7 million in lower depreciation in 2007 from fully depreciated paging infrastructure and other assets, $1.0 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.3 million in lower amortization expense and $0.4 million in lower accretion expense.

Interest Income.  Net interest income for the three months ended June 30, 2006 and 2007, respectively, remained constant at $1.0 million.

Income Tax Expense.  For the three months ended June 30, 2007, the Company recognized $9.7 million of income tax expenses, which include $0.7 million for interest on the liability for uncertain tax positions. The provision for the three months ended June 30, 2006 was $9.8 million. The decrease in the effective tax rate from 47.2% in 2006 to 42.7% in 2007 is primarily due to a one-time charge of approximately $1.5 million in 2006 due to a Texas tax rate change. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Comparison of the Results of Operations for the Six Months Ended June 30, 2006 and 2007

	For the Six Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$250,786	95.7%	$209,277	95.6%	$(41,509)	(16.6)%
Product sales	11,311	4.3	9,735	4.4	(1,576)	(13.9)

Total	$262,097	100.0%	$219,012	100.0%	$(43,085)	(16.4)%

Selected operating expenses:
Cost of products sold	$1,955	0.8%	$2,195	1.0%	$240	12.3%
Service, rental and maintenance	92,861	35.4	78,389	35.8	(14,472)	(15.6)
Selling and marketing	22,177	8.5	20,217	9.2	(1,960)	(8.8)
General and administrative	68,349	26.1	49,745	22.7	(18,604)	(27.2)

Total	$185,342	70.8%	$150,546	68.7%	$(34,796)	(18.8)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $262.1 million and $219.0 million for the six months ended June 30, 2006 and 2007, respectively.

	For the Six Months Ended June 30,
	2006	2007
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$179,492	$151,340
Two-way messaging	46,274	37,690

	$225,766	$189,030

Indirect:
One-way messaging	$14,750	$9,773
Two-way messaging	4,029	3,448

	$18,779	$13,221

Total Paging:
One-way messaging	$194,242	$161,113
Two-way messaging	50,303	41,138

Total Paging revenue	$244,545	$202,251

Non-Paging revenue	6,241	7,026

Total service, rental and maintenance revenues, net	$250,786	$209,277

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2006 and 2007 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of June 30,			For the Six Months Ended June 30,			Change Due to:
	2006	2007	Change	2006(a)	2007(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	4,030	3,417	(613)	$194,242	$161,113	$(33,129)	$(2,948)	$(30,181)
Two-way messaging	401	340	(61)	50,303	41,138	(9,165)	(908)	(8,257)

Total	4,431	3,757	(674)	$244,545	$202,251	$(42,294)	$(3,856)	$(38,438)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Six Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$51,120	19.5%	$44,399	20.3%	$(6,721)	(13.2)%
Telecommunications and related	17,579	6.7	13,680	6.3	(3,899)	(22.2)
Payroll and related	13,624	5.2	13,145	6.0	(479)	(3.5)
Stock based compensation	164	0.1	61	0.0	(103)	(62.8)
Other	10,374	4.0	7,104	3.2	(3,270)	(31.5)

Total service, rental and maintenance	$92,861	35.5%	$78,389	35.8%	$(14,472)	(15.6)%

FTEs	359		355		(4)	(1.1)%

As illustrated in the table above, service, rental and maintenance expenses decreased $14.5 million or 15.6% from 2006. The percentage of expense to revenue increased, primarily due to the following:

•	Site rent — The decrease of $6.7 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers. The increase as a percentage of revenue reflects the time lag in reducing site rent expenses as network rationalization reduces the number of networks and transmitter locations. The Company has not achieved the utilization of its MLAs that was anticipated. These MLAs allow for the addition of transmitter locations at a minimal cost. As network rationalization has occurred, the Company has been required to rely on transmitter locations not covered by the MLAs to ensure network coverage. This reliance on sites not covered by MLAs has impacted the Company’s ability to reduce site rent expense.

•	Telecommunications and related — The decrease of $3.9 million in telecommunications and related expenses is due to the consolidation of the Company’s networks. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2007.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll and related expenses decreased $0.5 million due primarily to a reduction in headcount. Total FTEs declined by 4 from 359 FTEs at June 30, 2006 to 355 FTEs at June 30, 2007. The increase in payroll and related expenses as a percentage of revenue reflects the use of Company’s employees to repair paging devices as opposed to use of a third party vendor.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan and the compensation cost associated with the 2003 Arch Long-Term Incentive Plan (“2003 Arch LTIP”). The decrease for the six months ended June 30, 2007 is due primarily to the lower amortization of compensation expense related to the 2005 Grant.

•	Other — Other expenses consist primarily of a decrease in repairs and maintenance expenses of $4.0 million due to lower contractor costs as repairs are now performed by Company employees, partially offset by an increase in outside services expense of $0.7 million for third party services used in lease rationalization.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Six Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$15,026	5.7%	$12,999	5.9%	$(2,027)	(13.5)%
Commissions	4,599	1.8	4,556	2.1	(43)	(0.9)
Stock based compensation	337	0.1	184	0.1	(153)	(45.4)
Other	2,215	0.9	2,478	1.1	263	11.9

Total selling and marketing	$22,177	8.5%	$20,217	9.2%	$(1,960)	(8.8)%

FTEs	434		356		(78)	(18.0)%

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $2.0 million or 13.5% over 2006. While total FTEs declined by 78 from 434 FTEs at June 30, 2006 to 356 FTEs at June 30, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	For the Six Months Ended June 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$23,742	9.1%	$18,903	8.6%	$(4,839)	(20.4)%
Stock based compensation	892	0.3	603	0.3	(289)	(32.4)
Bad debt	3,495	1.3	2,477	1.1	(1,018)	(29.1)
Facility rent	8,077	3.1	6,013	2.8	(2,064)	(25.6)
Telecommunications	4,230	1.6	3,290	1.5	(940)	(22.2)
Outside services	12,050	4.6	10,726	4.9	(1,324)	(11.0)
Taxes, licenses and permits	6,857	2.6	2,296	1.1	(4,561)	(66.5)
Other	9,006	3.4	5,437	2.5	(3,569)	(39.6)

Total general and administrative	$68,349	26.0%	$49,745	22.8%	$(18,604)	(27.2)%

FTEs	515		440		(75)	(14.6)%

As illustrated in the table above, general and administrative expenses decreased $18.6 million or 27.2% from 2006 due primarily to headcount reductions, office closures and reduced taxes, licenses and permits expenses. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $4.8 million due primarily to a reduction in headcount since November 2004. Total general and administration FTEs decreased by 75 from 515 at June 30, 2006 to 440 FTEs at June 30, 2007. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors under the Equity Plan and the compensation cost associated with the 2003 Arch LTIP. The decrease for the six months ended June 30, 2007 is due primarily to the lower amortization of compensation expense associated with the 2005 Grant in 2007. In addition, the 2003 Arch LTIP was fully amortized in the first quarter 2006. This was partially offset by slightly higher amortization of compensation expense for the 2006 Grant in 2007.

•	Bad debt — The decrease of $1.0 million in bad debt expenses reflects the Company’s improved bad debt experience and change in the composition of the Company’s customer base.

•	Facility rent — The decrease of $2.1 million in facility expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $1.0 million in telecommunications expenses reflect continued office and staffing reductions.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.3 million in outside services expenses was due primarily to a lower reduction in professional service fees for integration-related activities incurred in 2006, offset by increased outsourced customer service costs in 2007 resulting from the 2006 sale of an internally managed call center to an outside provider.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $4.6 million is mainly due to lower gross receipts taxes, transactional and property taxes and settlement of various state and local tax audits at amounts lower than the originally estimated liability. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — Other expenses consist primarily of a decrease of $1.0 million to office expenses, $0.5 million to repairs and maintenance expenses and various refunds and lower expenses netting $2.1 million; all of which result from continued site and office reductions.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $37.7 million for the six months ended June 30, 2006 to $25.8 million for the six months ended June 30, 2007. The decrease was primarily due to $6.3 million in lower depreciation in 2007 from fully depreciated paging infrastructure and other assets, $1.9 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $2.8 million in lower amortization expense and $0.9 million in lower accretion expense.

Interest Income.  Net interest income increased from $1.6 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2007. This increase was due to the investment of available cash in short-term interest bearing accounts for the six months ended June 30, 2007.

Income Tax Expense.  For the six months ended June 30, 2007, the Company recognized $18.9 million of income tax expenses, which include $1.1 million for interest on the liability for uncertain tax positions. The provision for the six months ended June 30, 2006 was $18.0 million. The change in the effective tax rate from 43.6% in 2006 to 42.1% in 2007 is primarily due to a one-time charge of approximately $1.5 million in 2006 due to a Texas tax rate change offset by the $1.1 million for interest on uncertain tax positions in 2007. The increase in the provision for the current year was primarily due to higher income before income tax expense. USA Mobility anticipates recognition of provisions for income taxes to be required for the foreseeable future.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at June 30, 2007, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The Company’s net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows (dollars in thousands):

	For the
	Six Months Ended
	June 30,		Increase/
	2006	2007	(Decrease)

Net cash provided by operating activities	$80,403	$62,427	$(17,976)
Net cash used in investing activities	$(8,773)	$(8,482)	$(291)
Net cash used in financing activities	$(13)	$(62,816)	$62,803

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

	For the
	Six Months Ended
	June 30,		Increase/
	2006	2007	(Decrease)

Cash received from customers	$268,696	$215,707	$(52,989)

Cash paid for —
Payroll and related expenses	59,912	53,002	(6,910)
Site rent expenses	54,264	45,112	(9,152)
Telecommunications expenses	19,576	15,065	(4,511)
Interest expense	17	7	(10)
Other operating expenses	54,524	40,094	(14,430)

	188,293	153,280	(35,013)

Net cash provided by operating activities	$80,403	$62,427	$(17,976)

Net cash provided by operating activities decreased $18.0 million from the six months ended June 30, 2006 compared to the six months ended June 30, 2007 due primarily to the following:

•	Cash received from customers decreased $53.0 million from the six months ended June 30, 2006 compared to the same period in 2007. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $43.1 million and a net decrease in accounts receivable of $9.9 million from 2006 to 2007.

•	Cash payments for payroll and related expenses decreased $6.9 million due primarily to a reduction in headcount. The lower payroll and related expenses resulted from the Company’s integration and consolidation activities.

•	Cash payments for site rent expenses decreased $9.2 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and negotiated lower payments under its MLAs.

•	Cash payments for telecommunications expenses decreased $4.5 million. This decrease was due primarily to factors presented above in the discussions of service, rental and maintenance expenses and general and administrative expenses as the Company has reduced its operating expenses to support its smaller customer base.

•	Cash payments for other operating expenses primarily consist of taxes, licenses and permits, repairs and maintenance, facility rent and office expenses. The decrease in these payments was primarily due to lower taxes, licenses and permits of $4.6 million, repairs and maintenance of $4.5 million, facility rent of $2.1 million, and office expenses of $1.0 million. Various other expenses have decreased by a net $2.2 million as the Company has reduced overall costs to match its declining subscriber base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $0.3 million from the six months ended June 30, 2006 compared to the same period in 2007 due primarily to lower capital expenditures in 2007. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for the six months ended June 30, 2007 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2007 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities increased $62.8 million from the six months ended June 30, 2006 compared to the same period in 2007 due to cash distributions to stockholders.

Cash Distributions to Stockholders.  On February 7, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of February 22, 2007, and a payment date of March 15, 2007. This cash distribution of approximately $17.8 million was paid from available cash on hand.

On May 2, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share and also declared an additional special one-time cash distribution to stockholders of $1.00 per share. Both distributions had a record date of May 17, 2007 and a payment date of June 7, 2007. The total cash distribution of approximately $45.0 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the six months ended June 30, 2007 include previously declared cash distributions on shares of vested restricted stock issued in January and April 2007 in relation to the 2005 Grant.

Future Cash Distributions to Stockholders.  On August 1, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of August 16, 2007 and a payment date of September 6, 2007. This cash distribution of approximately $17.8 million is expected to be paid from available cash on hand.

Borrowings.  At June 30, 2007, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is rationalizing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the six months ended June 30, 2007 was approximately $48.8 million.

Other Commitments.  USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have three-year contract requirements but are renewed annually. The deposits related to these LOCs are classified within other assets in the balance sheet.

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

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. During the six months ended June 30, 2006 and 2007, the Company paid $9.0 million and $9.3 million, and $6.6 million and $7.5 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses.

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

At June 30, 2007, the Company has no outstanding debt financing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

Changes in Internal Control Over Financial Reporting

During the second quarter ended June 30, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 16, 2007, the Company held its Annual Meeting of Stockholders (“Annual Meeting”). A total of 25,506,106 shares of common stock were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect eight directors and to transact such other business as may properly come before the Annual Meeting. Eight directors were elected to hold office until the next Annual Meeting and until their respective successors have been elected or appointed. No other business was transacted.

The results of the election of the directors were as follows:

	In Favor	Against	Abstain

David Abrams	25,482,522	23,584	—
James V. Continenza	25,473,555	32,551	—
Nicholas A. Gallopo	24,839,696	666,410	—
Vincent D. Kelly	25,482,853	23,253	—
Brian O’Reilly	25,482,251	23,855	—
Matthew Oristano	25,312,462	193,644	—
Samme L. Thompson	25,481,902	24,204	—
Royce Yudkoff	25,321,033	185,073	—

Item 5.	Other Information

Based upon the required market capitalization criteria at June 30, 2007, the Company has determined that it will remain an accelerated filer for the current fiscal year.

In May 2007, the name of USA Mobility, Inc.’s indirect wholly owned operating subsidiary was changed from Metrocall, Inc. to USA Mobility Wireless, Inc.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Financial Officer

Dated: August 2, 2007

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 2, 2007(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 2, 2007(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 2, 2007(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 2, 2007(1)

(1)	Filed herewith.