Form 10-Q
period 2007-09-30
USA Mobility, Inc
filed 2007-11-01
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,309,551 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of October 26, 2007.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2007
	(Dollars in thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$66,507	$63,532
Accounts receivable, net	26,364	27,683
Prepaid expenses and other	12,294	8,147
Deferred income tax assets	18,399	13,799

Total current assets	123,564	113,161
Property and equipment, net	91,562	76,030
Goodwill	159,438	188,170
Intangible assets, net	26,339	19,281
Deferred income tax assets	180,244	148,396
Other assets	7,067	7,280

TOTAL ASSETS	$588,214	$552,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,979	$51,980
Distributions payable	435	127
Customer deposits	2,250	1,750
Deferred revenue	16,194	13,392

Total current liabilities	82,858	67,249
Other long-term liabilities	29,384	47,287

TOTAL LIABILITIES	112,242	114,536

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	475,969	432,837
Retained earnings	—	4,942

TOTAL STOCKHOLDERS’ EQUITY	475,972	437,782

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,214	$552,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

	For the Three Months Ended
	September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands, except share and per share amounts)
	(Unaudited)

Revenue:
Service, rental and maintenance, net of service credits	$114,702	$98,573	$365,488	$307,850
Product sales	4,851	6,851	16,162	16,586

Total revenue	119,553	105,424	381,650	324,436

Operating expenses:
Cost of products sold	1,184	2,435	3,139	4,630
Service, rental and maintenance	42,489	36,746	135,350	115,135
Selling and marketing	10,929	9,891	33,106	30,108
General and administrative	30,994	23,606	99,344	73,351
Depreciation, amortization and accretion	18,361	12,048	56,055	37,816
Severance and restructuring	682	1,177	1,173	1,194

Total operating expenses	104,639	85,903	328,167	262,234

Operating income	14,914	19,521	53,483	62,202
Interest income, net	717	856	2,289	2,739
Other income, net	103	1,038	1,153	1,348

Income before income tax expense	15,734	21,415	56,925	66,289
Income tax expense	7,075	1,109	25,049	19,991

Net income	$8,659	$20,306	$31,876	$46,298

Basic net income per common share	$0.32	$0.74	$1.16	$1.69

Diluted net income per common share	$0.31	$0.74	$1.16	$1.68

Basic weighted average common shares outstanding	27,400,853	27,445,028	27,399,244	27,439,885

Diluted weighted average common shares outstanding	27,575,039	27,595,905	27,563,662	27,598,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2006	2007
	(Dollars in thousands
	and unaudited)

Cash flows from operating activities:
Net income	$31,876	$46,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	56,055	37,816
Deferred income tax expense	12,836	24,231
Amortization of stock based compensation	2,133	1,155
Provisions for doubtful accounts and service credits	12,640	7,238
Non-cash tax accrual adjustments	(2,385)	(6,130)
Loss/(Gain) on disposals of property and equipment	389	(92)
Changes in assets and liabilities:
Accounts receivable	(4,690)	(8,557)
Prepaid expenses and other	2,247	3,341
Intangibles and other long-term assets	360	(212)
Accounts payable and accrued liabilities	(1,692)	(9,320)
Customer deposits and deferred revenue	(2,166)	(3,302)
Other long-term liabilities	7,309	(1,927)

Net cash provided by operating activities	114,912	90,539

Cash flows from investing activities:
Purchases of property and equipment	(14,171)	(13,139)
Proceeds from disposals of property and equipment	115	155
Receipts from long-term note receivable	1,707	—

Net cash used in investing activities	(12,349)	(12,984)

Cash flows from financing activities:
Repayment of long-term debt	(13)	—
Cash distributions to stockholders	(81,396)	(80,530)

Net cash used in financing activities	(81,409)	(80,530)

Net increase (decrease) in cash and cash equivalents	21,154	(2,975)
Cash and cash equivalents, beginning of period	37,547	66,507

Cash and cash equivalents, end of period	$58,701	$63,532

Supplemental disclosure:
Interest paid	$34	$11

Income taxes paid (state and local)	$380	$404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Preparation of Interim Financial Statements — The condensed consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Amounts shown on the condensed consolidated income statements within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion, and severance and restructuring. These items are shown separately on the condensed consolidated income statements within Operating Expenses.

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

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenditures, reduce or eliminate its cash distributions to stockholders, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds the Company’s expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfalls. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock and impact the Company’s ability to pay future cash distributions.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”). In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 14.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that SFAS No. 157 will have on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the first fiscal year beginning after November 15, 2007. SFAS No. 159 is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued during the first nine months of 2007 are not applicable to the Company and are not anticipated to have an effect on the Company’s consolidated financial position or results of operations.

(5) Goodwill and Other Intangible Assets — Goodwill of $188.2 million at September 30, 2007 resulted from the purchase accounting of the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). Based on the requirements of Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (“EITF No. 93-7”), goodwill increased by $10.0 million during the fourth quarter of 2006 due to a change in management’s estimate of the ultimate tax basis of the deferred income tax assets acquired in the purchase of Metrocall.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to goodwill of $40.3 million for uncertain tax positions directly related to the merger of Arch and Metrocall. During the three months ended September 30, 2007, the Company reduced goodwill by $11.6 million due to the resolution of certain tax positions as required by EITF No. 93-7 and FIN 48. (See Note 14).

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

Declines in the Company’s stock price and/or other prevailing circumstances that would reduce the fair value of the reporting unit could indicate that a potential impairment has occurred. Such a decline could require evaluation of impairment more frequently than annually.

Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets was $3.4 million and $2.2 million for the three months ended September 30, 2006 and 2007, respectively; and $11.4 million and $7.5 million for the nine months ended September 30, 2006 and 2007, respectively.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company did not record any impairment of long-lived assets, intangible assets or goodwill in the first, second and third quarters of 2006 or 2007, respectively.

Amortizable intangible assets are comprised of the following at September 30, 2007:

	Useful Life	Gross Carrying	Accumulated
	(in years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$66,263	$(47,698)	$18,565
Purchased Federal Communications Commission licenses	5	2,689	(2,087)	602
Other	1	168	(54)	114

Total intangible assets, net		$69,120	$(49,839)	$19,281

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses for the three and nine months ended September 30, 2006 and 2007, respectively, are as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(Dollars in thousands)

Depreciation	$14,155	$9,482	$42,237	$29,333
Amortization	3,416	2,227	11,447	7,476
Accretion	790	339	2,371	1,007

Total depreciation, amortization and accretion	$18,361	$12,048	$56,055	$37,816

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following:

	December 31,	September 30,
	2006	2007
	(Dollars in thousands)

Accounts payable	$3,634	$2,079
Accrued compensation and benefits	13,533	13,182
Accrued network costs	3,966	2,037
Accrued taxes	27,493	20,034
Asset retirement obligations — short-term	4,569	5,224
Accrued severance and restructuring	2,744	2,252
Accrued other	8,040	7,172

Total accounts payable and accrued liabilities	$63,979	$51,980

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Accrued Severance and Restructuring — Accrued severance and restructuring consist of the following:

	December 31,			September 30,
	2006	Charges	Cash Paid	2007
	(Dollars in thousands)

Severance costs	$2,744	$541	$(1,197)	$2,088
Restructuring costs	—	653	(653)	—
Reclassifications	—	—	164	164

Total accrued severance and restructuring	$2,744	$1,194	$(1,686)	$2,252

The balance above was included with accounts payable and accrued liabilities at September 30, 2007 and will be paid during 2007.

(9) Asset Retirement Obligations — The Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), in 2002. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has network assets, principally transmitters that are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

The Company had recognized cumulative asset retirement costs of $17.4 million at both December 31, 2006 and March 31, 2007. In the second quarter 2007, the Company recorded an additional $0.4 million. During the third quarter 2007 $17.4 million of fully depreciated asset retirement costs were written off, resulting in a cumulative asset retirement costs of $3.3 million at September 30, 2007. Network assets have been increased to reflect these costs and depreciation is being recognized over their estimated lives, which range between one and nine years.

The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation balances for the nine months ended September 30, 2007 were as follows:

	Current	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2006	$4,569	$8,955	$13,524
Accretion	71	936	1,007
Amounts paid	(2,080)	—	(2,080)
Additional amounts recorded	—	414	414
Reclassifications	2,664	(2,664)	—

Balance at September 30, 2007	$5,224	$7,641	$12,865

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2007.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Other Long-Term Liabilities — Other long-term liabilities consist of the following:

	December 31,	September 30,
	2006	2007
	(Dollars in thousands)

Income taxes	$17,723	$34,487
Asset retirement obligations — long-term	8,955	7,641
Escheat liability — long-term	625	1,583
Distributions payable	466	853
Other long-term liabilities	1,615	2,723

Total other long-term liabilities	$29,384	$47,287

(11) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

•	Changes in Stockholders’ Equity — Changes in stockholder’s equity for the nine months ended September 30, 2007 consisted of:

(Dollars in thousands)
Balance at December 31, 2006	$475,972
Net income for nine months ended September 30, 2007	46,298
Cash distributions declared	(80,591)
Recognition of uncertain tax positions and other	(4,417)
Purchased and retired common stock, net	(739)
Amortization of stock based compensation	1,155
Issuance of common stock under Equity Plan	338
Restricted stock forfeitures	(234)

Balance at September 30, 2007	$437,782

•	General — At December 31, 2006 and September 30, 2007, there were 27,340,033 and 27,306,710 shares of common stock outstanding and no shares of preferred stock outstanding, respectively. In addition, there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. During the third quarter 2007, the Company issued 460 shares of common stock under the Arch plan of reorganization. At September 30, 2007, 268,679 shares of common stock remained in the reserve for the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

On January 1, 2006, the Company implemented the provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”). The implementation of SFAS No. 123R, including the cumulative effect of changes in expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company followed the modified prospective transition election.

At September 30, 2007, the Company has no stock options outstanding.

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

The following table summarizes the activities under the Equity Plan from inception through September 30, 2007:

Activity

Securities approved under Equity Plan	1,878,976
Less: Restricted stock issued to management
2005 Grant	(103,937)
2006 Grant	(132,572)
Restricted stock units issued to Board of Directors(a)	(19,605)
Common stock issued to Board of Directors(b)	(7,800)
Add: Restricted stock forfeited by management
2005 Grant	22,100
2006 Grant	15,135

Total available at September 30, 2007	1,652,297

(a)	Restricted stock units issued to the members of the Board of Directors for services performed (which include 2,466 restricted stock units for cash distributions).

(b)	Shares of common stock issued in lieu of cash payments to members of the Board of Directors for services performed.

Restricted Stock.  For the 2005 grant of restricted stock (“2005 Grant”), the Company used the fair-value based method of accounting for the award and will ratably amortize the $2.2 million to expense over the 31 months vesting period. A total of $1.1 million and $0.2 million was included in stock based compensation for the nine months ended September 30, 2006 and 2007, respectively, in relation to these shares.

On January 1, 2007, 55,616 shares of restricted stock from the 2005 Grant vested, of which 22,403 shares were sold back to the Company in payment of required tax withholdings at a price per share of $22.37, the Company’s closing stock price on December 29, 2006. On April 2, 2007, 6,708 shares of vested restricted stock were issued, of which 2,165 shares were sold back to the Company in payment of required tax withholdings at a price per share of $19.93, the Company’s closing stock price on March 30, 2007. On July 2, 2007, 6,708 shares of vested restricted stock were issued, of which 2,144 shares were sold back to the Company in payment of required tax withholdings at a price per share of $26.76, the Company’s closing stock price on June 29, 2007. On October 1, 2007, 6,400 shares of vested restricted stock were issued, of which 2,050 shares were sold back to the Company in payment of required tax withholdings at a price per share of $16.87, the Company’s closing stock price on September 28, 2007. The shares purchased by the Company were retired and will not be reissued. Also during the third quarter 2007, 650 shares of restricted stock were forfeited resulting in a cumulative forfeiture total of 22,100 shares of restricted stock as of September 30, 2007. The remaining 6,405 shares from the 2005 Grant are scheduled to vest ratably during the fourth quarter 2007, such that all shares awarded are scheduled to fully vest by December 31, 2007.

For the 2006 grant of restricted stock (“2006 Grant”), the Company used the fair-value based method of accounting for the award and will ratably amortize the $3.3 million to expense over the 36 months vesting period. A total of $0.8 million was included in stock based compensation for the nine months ended September 30, 2006 and 2007, respectively, in relation to these shares.

During the third quarter 2007, 7,742 shares were forfeited resulting in a cumulative forfeiture total of 15,135 shares of restricted stock. As of September 30, 2007, there were 117,437 shares scheduled to fully vest by January 1, 2009.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Award.  Also on February 1, 2006, the Company provided long-term cash performance awards to the same certain eligible employees. The vesting date for these long-term cash performance awards is January 1, 2009 and payment will be made after the vesting date. The Company will ratably amortize the $3.4 million to expense over the 36 months vesting period.

A total of $0.8 million and $1.0 million was included in payroll and related expenses for the nine months ended September 30, 2006 and 2007, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility. During the third quarter 2007 the Company recorded $0.2 million in expenses relating to the forfeitures which are included in the payroll and related expenses mentioned above.

Board of Directors Equity Compensation.  On May 3, 2006, the Board of Directors granted the non-executive directors restricted stock units (“RSUs”) in addition to cash compensation for service on the Board of Directors as well as any standing committees of the Board of Directors on which they serve. On April 2, 2007, the Company issued 4,030 RSUs to the Company’s non-executive directors for service performed in the first quarter 2007 (which include 391 RSUs for distributions on previously granted RSUs). On July 2, 2007, the Company issued 3,908 RSUs to the Company’s non-executive directors for service performed in the second quarter 2007 (which include 1,197 RSUs for distributions on previously granted RSUs). These RSUs are fully vested on the date of grant.

No shares of common stock were to be issued for the RSUs until the earlier of (1) the date the participant is no longer an eligible director, or (2) immediately prior to a change in the ownership of the Company. Prior to the issuance of shares of common stock underlying the RSUs, the RSUs represent unsecured obligations of the Company. USA Mobility used the fair-value based method of accounting for the award.

On August 1, 2007 the Board of Directors approved an acceleration in the conversion date for existing RSUs. Existing RSUs will be converted into shares of common stock on the earlier of: (1) a director’s departure from the Board of Directors; (2) a change in control of the Company (as defined in the Equity Plan); or (3) the second trading day following the day that the Company files its 2007 Annual Report on Form 10-K with the SEC. At September 30, 2007 there were 19,605 RSUs awarded and outstanding.

The Board of Directors also approved that future cash distributions on the existing RSUs will be set aside and paid in cash to each non-executive director when the RSUs are converted into shares of common stock. On September 6, 2007, the Company set aside approximately $13,000 for cash distributions on existing RSUs for the cash distribution declared on August 1, 2007.

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

On October 1, 2007, the Company issued 4,299 shares of restricted stock to the Company’s non-executive directors for service performed in the third quarter 2007 based on the Company’s closing stock price of $16.87 per share on September 28, 2007. These shares of restricted stock will reduce the number of shares eligible for issuance under the Equity Plan. A total of $0.1 million and $0.2 million was included in stock based compensation for the nine months ended September 30, 2006 and 2007, respectively, in relation to the RSUs and restricted stock.

Board of Directors Common Stock.  In lieu of cash payments of $30,000 for directors’ fees earned since October 1, 2006 through June 30, 2007, one director elected to receive a cumulative total of 1,321 shares of common stock in January, April and July 2007, based upon the fair market value of a share of common stock at the date of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award. A total of 592 shares of common stock will be issued in October 2007 for fees of $10,000 earned in the third quarter 2007.

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

On August 1, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of August 16, 2007, and a payment date of September 6, 2007. This cash distribution of approximately $17.7 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the nine months ended September 30, 2007 include previously declared cash distributions on shares of vested restricted stock issued in January, April and July 2007 due to the 2005 Grant.

Future Cash Distributions to Stockholders.  On October 30, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of November 8, 2007 and a payment date of November 29, 2007. This cash distribution of approximately $17.8 million is expected to be paid from available cash on hand.

Additional Paid-in Capital.  For the nine months ended September 30, 2007, additional paid-in capital decreased by $43.1 million due to the recognition of uncertain tax positions, the correction of the deferred income tax assets established in 2003, cash distributions to stockholders, and the vesting and repurchases of shares of restricted stock under the 2005 Grant. This was offset by the issuance of RSUs, distributions and common stock to the non-executive directors discussed above.

Net Income per Common Share.  Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. As noted above, the Company acquired a cumulative total of 26,712 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings in the first, second and third quarters of 2007. The shares of common stock acquired were retired and excluded from the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s reported outstanding share balance as of September 30, 2007. The components of basic and diluted net income per common share were as follows:

	For the
	Three Months Ended		For the
	September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands, except share and per share amounts)

Net income	$8,659	$20,306	$31,876	$46,298

Weighted average shares of common stock outstanding	27,400,853	27,445,028	27,399,244	27,439,885
Dilutive effect of:
Options to purchase common stock, restricted stock and RSUs	174,186	150,877	164,418	158,996

Weighted average shares of common stock and common stock equivalents	27,575,039	27,595,905	27,563,662	27,598,881

Net income per common share
Basic	$0.32	$0.74	$1.16	$1.69

Diluted	$0.31	$0.74	$1.16	$1.68

(12) Stock Based Compensation — Compensation expense associated with stock options and restricted stock was recognized in accordance with the fair-value provisions of SFAS No. 123R, over the instruments’ vesting period. The following table reflects the income statement line items for stock based compensation expense for the three and nine months ended September 30, 2006 and 2007, respectively:

			For the
	For the		Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands)

Service, rental and maintenance expense	$78	$26	$242	$87
Selling and marketing expense	178	67	515	251
General and administrative expense	484	214	1,376	817

Total stock based compensation expense	$740	$307	$2,133	$1,155

(13) Severance and Restructuring — Severance and restructuring expenses incurred in 2007 primarily relate to staff reductions as the Company continues to match its employee levels with operational requirements and terminations of certain lease agreements for transmitter locations.

(14) Income Taxes — USA Mobility adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an additional liability of approximately $32.8 million for uncertain tax positions. This increase in the liability was reflected as a corresponding increase to goodwill of $40.3 million for uncertain tax positions directly related to the merger of Arch and Metrocall, a decrease to long-term deferred income tax assets of $10.5 million with the remaining $3.0 million accounted for as a reduction to additional paid-in capital. In addition, the Company recognized a $1.4 million reduction in its deferred income tax assets that was primarily accounted for as reduction in the January 1, 2007 balance of additional paid-in capital due to the correction of the deferred income tax assets established in 2003.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total unrecognized income tax benefits as of January 1, 2007 were $372.4 million. A portion of these unrecognized income tax benefits were reflected as a liability for uncertain tax positions of approximately $52.2 million including accrued interest (net of federal and state tax benefit) as of January 1, 2007. The remainder is reflected as an unrecorded net deferred income tax asset, of which approximately $213.0 million could be subject to the Internal Revenue Code Section 382 limitation, which could limit the Company’s ability to fully recognize such benefit.

Due to the expiration of assessment statutes during the third quarter of 2007, the Company reduced its income tax liability for uncertain tax positions by $20.7 million. Of this reduction, approximately $7.4 million was recorded as a reduction to income tax expense, approximately $11.6 million reduced goodwill and approximately $1.7 million reduced long-term deferred income tax assets. The total unrecognized income tax benefits as of September 30, 2007 is approximately $350.0 million, of which $34.5 million is currently reflected as a liability on the Company’s balance sheet for uncertain tax positions.

The Company recognized additional accrued interest expense of approximately $0.4 million related to uncertain tax positions for the quarter ended September 30, 2007. For the nine months ended September 30, 2007, the Company accrued approximately $1.5 million of tax-related interest. Included in the above $20.7 million reduction in uncertain tax positions, the Company reduced previously accrued interest expense by approximately $2.8 million, of which approximately $2.5 million was recorded as a reduction of income tax expense with the remainder reducing goodwill. The total accrued tax-related interest at September 30, 2007 of $1.7 million is included as part of the $34.5 million discussed above.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s predecessor entity, Metrocall, is currently under examination by the Internal Revenue Service (“IRS”) related to its income tax return for the short period ending November 16, 2004 (date of merger). The Company will make adjustments, if any, to its previously filed income tax returns as required by the IRS. The Company’s 2004 through 2006 tax years are still subject to examination by the IRS. Various state jurisdiction tax years remain open to examination.

The Company evaluates the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether, based on all available evidence, it is more likely than not that all of USA Mobility’s net deferred income tax assets will be realized in future periods.

The evaluation of the recoverability of the deferred income tax assets is based on historical and continued evidence of profitability since emerging from bankruptcy and the Company’s projections of increased profitability as a result of anticipated cost synergies made available through the November 2004 merger. To the extent that these anticipated cost synergies may not be realized in the future, or the Company is unable to generate sufficient revenue and projections of future revenue are adjusted downward, a partial or full valuation allowance against the deferred income tax assets may be required.

The Company has established a valuation allowance account against deferred income tax assets of approximately $0.6 million related to its charitable contribution carry forwards. The Company expects that these carry forwards will expire prior to utilization.

The anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income and interest on the Company’s accrual for uncertain income tax positions.

(15) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. For the nine months ended September 30, 2006 and 2007, the Company paid $13.8 million and $13.1 million, and $11.3 million and $9.9 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(17) Commitments and Contingencies — During the second quarter 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to migrate its customer billing/provisioning system. The commitment is estimated to be approximately $7.5 million over the five-year contract term.

During the third quarter 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. The agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to Fortune 1000 companies, healthcare and related businesses and government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of September 30, 2007, USA Mobility sales personnel were located in approximately 69 offices in 34 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; federal government accounts; large enterprise; advanced wireless services; systems sales applications; telemetry and other product offerings.

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

The following table sets forth units in service associated with the Company’s channels of distribution:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2006		2007		2007
	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	3,721	87.4%	3,316	88.3%	3,193	88.2%
Indirect	538	12.6	441	11.7	427	11.8

Total	4,259	100.0%	3,757	100.0%	3,620	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2006		2007		2007
	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	3,878	91.1%	3,417	91.0%	3,291	90.9%
Two-way messaging	381	8.9	340	9.0	329	9.1

Total	4,259	100.0%	3,757	100.0%	3,620	100.0%

The demand for one-way and two-way messaging services declined during the three and nine months ended September 30, 2007, and USA Mobility believes demand will continue to decline for the foreseeable future.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2006		2007		2007
	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned and leased	3,405	80.0%	3,078	81.9%	2,966	81.9%
Owned by subscribers	316	7.4	238	6.4	227	6.3
Owned by indirect customers or their subscribers	538	12.6	441	11.7	427	11.8

Total	4,259	100.0%	3,757	100.0%	3,620	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Three Months Ended
	September 30, 2006		June 30, 2007		September 30, 2007
	Gross		Gross		Gross
	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	135	268	126	252	120	243
Indirect	29	68	33	62	42	56

Total	164	336	159	314	162	299

The following table sets forth information on the Company’s direct units in service by account size for the period stated.

	For the Three Months Ended September 30,				Increase/
	2006	% of Total	2007	% of Total	(Decrease)
	(Units in thousands)

1 to 3 Units	300	8.1%	216	6.8%	(84)
4 to 10 Units	175	4.7	129	4.0	(46)
11 to 50 Units	426	11.4	319	10.0	(107)
51 to 100 Units	238	6.4	189	5.9	(49)
101 to 1000 Units	999	26.9	856	26.8	(143)
> 1000 Units	1,583	42.5	1,484	46.5	(99)

Total direct units in service	3,721	100.0%	3,193	100.0%	(528)

The following table sets forth information on the percentage of account size net unit loss for the Company’s direct customers for the period stated.

	For the
	Three Months
	Ended September 30,		Favorable/
	2006	2007	(Unfavorable)

1 to 3 Units	(8.0)%	(6.6)%	1.4%
4 to 10 Units	(6.9)	(7.0)	(0.1)
11 to 50 Units	(6.5)	(7.3)	(0.8)
51 to 100 Units	(4.2)	(5.7)	(1.5)
101 to 1000 Units	(2.7)	(4.7)	(2.0)
> 1000 Units	(1.6)	(1.3)	0.3

Total direct net unit loss%	(3.5)%	(3.7)%	(0.2)%

The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge per unit is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has on his or her account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit (“ARPU”), is a key revenue measurement as it indicates whether monthly charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly. The following table sets forth ARPU by distribution channel for the periods stated.

	For the Three Months Ended
	September 30,	June 30,	September 30,
	2006	2007	2007

Direct	$9.16	$9.08	$9.16
Indirect	$4.82	$4.53	$4.56
Consolidated	$8.60	$8.54	$8.62

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential quarterly revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. The increase in consolidated ARPU for the quarter ended September 30, 2007 compared to the quarter ended June 30, 2007 and September 30, 2006, respectively, was directly related to one-time price increases that were implemented for smaller customers in certain channels and improvements in the rate of service credits. Going forward without further price adjustments ARPU would continue to trend lower for both the direct and indirect distribution channels.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the
	Three Months
	Ended
	September 30,		Increase/
	2006	2007	(Decrease)

1 to 3 Units	$14.07	$14.90	$0.83
4 to 10 Units	12.99	13.68	0.69
11 to 50 Units	10.72	11.15	0.43
51 to 100 Units	9.39	9.74	0.35
101 to 1000 Units	8.21	8.35	0.14
> 1000 Units	7.89	7.86	(0.03)

Total direct ARPU	$9.16	$9.16	$—

Operations

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of telecommunications expenses to deliver messages over the Company’s networks, site rent expenses for transmitter locations and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct and indirect sales forces and marketing expenses in support of the sales force. This classification consists primarily of salaries, commissions, and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the quarter ended September 30, 2007, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base by 60% from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,133 FTEs at September 30, 2007. The Company anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $85.6 million and $72.7 million for the three months ended September 30, 2006 and 2007, respectively; and $270.9 million and $223.2 million for the nine months ended September 30, 2006 and 2007, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future quarters, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2006 and 2007

	For the Three Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$114,702	95.9%	$98,573	93.5%	$(16,129)	(14.1)%
Product sales	4,851	4.1	6,851	6.5	2,000	41.2

Total	$119,553	100.0%	$105,424	100.0%	$(14,129)	(11.8)%

Selected operating expenses:
Cost of products sold	$1,184	1.0%	$2,435	2.3%	$1,251	105.7%
Service, rental and maintenance	42,489	35.5	36,746	34.9	(5,743)	(13.5)
Selling and marketing	10,929	9.1	9,891	9.4	(1,038)	(9.5)
General and administrative	30,994	25.9	23,606	22.4	(7,388)	(23.8)

Total	$85,596	71.5%	$72,678	69.0%	$(12,918)	(15.1)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $119.6 million and $105.4 million for the three months ended September 30, 2006 and 2007, respectively.

	For the
	Three Months Ended September 30,
	2006	2007
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$83,160	$72,207
Two-way messaging	20,908	17,252

	$104,068	$89,459

Indirect:
One-way messaging	$6,267	$4,409
Two-way messaging	1,793	1,525

	$8,060	$5,934

Total paging:
One-way messaging	$89,427	$76,616
Two-way messaging	22,701	18,777

Total paging revenue	$112,128	$95,393

Non-paging revenue	2,574	3,180

Total service, rental and maintenance revenues, net	$114,702	$98,573

The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2006 and 2007 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of September 30,			For the Three Months Ended September 30,			Change Due to:
	2006	2007	Change	2006(a)	2007(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,878	3,291	(587)	$89,427	$76,616	$(12,811)	$750	$(13,561)
Two-way messaging	381	329	(52)	22,701	18,777	(3,924)	(604)	(3,320)

Total	4,259	3,620	(639)	$112,128	$95,393	$(16,735)	$146	$(16,881)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$24,314	20.3%	$20,705	19.7%	$(3,609)	(14.8)%
Telecommunications and related	7,343	6.1	5,289	5.0	(2,054)	(28.0)
Payroll and related	6,517	5.5	6,871	6.5	354	5.4
Stock based compensation	78	0.1	26	0.0	(52)	(66.7)
Other	4,237	3.5	3,855	3.7	(382)	(9.0)

Total service, rental and maintenance	$42,489	35.5%	$36,746	34.9%	$(5,743)	(13.5)%

FTEs	351		363		12	3.4%

As illustrated in the table above, service, rental and maintenance expenses decreased $5.7 million or 13.5% from 2006. The percentage of expense to revenue decreased, primarily due to the following:

•	Site rent — The decrease of $3.6 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers. This has resulted in a reduction of the number of sites required to support the Company’s transmitter base.

•	Telecommunications and related — The decrease of $2.1 million in telecommunications and related expenses is due to the consolidation of the Company’s networks. In addition, during the third quarter the Company reduced telecommunications expenses by a net $1.1 million. This reduction primarily reflects the reversal of previously accrued underutilization fees that are no longer payable due to a third quarter 2007 contract amendment. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2007.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The increase in payroll and related expenses was due primarily to an increase in employee repair personnel with total FTEs increasing by 12 from 351 FTEs at September 30, 2006 to 363 FTEs at September 30, 2007. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan. The decrease for the three months ended September 30, 2007 is due primarily to the lower amortization of compensation expense associated with the 2005 Grant.

•	Other — The decrease of $0.4 million in other expenses consists primarily of decreases in repairs and maintenance expenses of $0.9 million due to lower contractor costs as repairs are now performed by Company employees, partially offset by an increase in outside services expenses of $0.5 million for third party services used in negotiating site lease reductions.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$6,996	5.9%	$5,984	5.7%	$(1,012)	(14.5)%
Commissions	2,407	2.0	2,140	2.0	(267)	(11.1)
Stock based compensation	178	0.1	67	0.1	(111)	(62.4)
Other	1,348	1.1	1,700	1.6	352	26.1

Total selling and marketing	$10,929	9.1%	$9,891	9.4%	$(1,038)	(9.5)%

FTEs	437		349		(88)	(20.1)%

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $1.0 million or 14.5% over 2006. While total FTEs declined by 88 from 437 FTEs at September 30, 2006 to 349 FTEs at September 30, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	For the Three Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$9,517	8.0%	$9,487	9.0%	$(30)	(0.3)%
Stock based compensation	484	0.4	214	0.2	(270)	(55.8)
Bad debt	2,035	1.7	854	0.8	(1,181)	(58.0)
Facility rent	3,468	2.9	2,614	2.5	(854)	(24.6)
Telecommunications	1,858	1.5	1,402	1.3	(456)	(24.5)
Outside services	6,162	5.2	5,136	4.9	(1,026)	(16.7)
Taxes, licenses and permits	3,036	2.5	1,815	1.7	(1,221)	(40.2)
Other	4,434	3.7	2,084	2.0	(2,350)	(53.0)

Total general and administrative	$30,994	25.9%	$23,606	22.4%	$(7,388)	(23.8)%

FTEs	491		421		(70)	(14.3)%

As illustrated in the table above, general and administrative expenses decreased $7.4 million or 23.8% from 2006 due primarily to lower bad debt expense, office closures, reduction in outside services costs and reduced taxes, licenses and permits expenses. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. The decrease in payroll and related expenses was due primarily to a reduction in headcount since November 2004 offset by additional expenses of $0.3 million recorded in the third quarter 2007 for both the short-term and long-term performance cash awards. Total general and administration FTEs decreased by 70 from 491 at September 30, 2006 to 421 FTEs at September 30, 2007. USA Mobility anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors under the Equity Plan. The decrease for the three months ended September 30, 2007 is due primarily to the lower amortization of compensation expense associated with the 2005 Grant.

•	Bad debt — The decrease of $1.2 million in bad debt expenses reflect the Company’s improved bad debt experience and change in the composition of the Company’s customer base.

•	Facility rent — The decrease of $0.9 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.5 million in telecommunications expenses reflects continued office and staffing reductions as USA Mobility continues to streamline its operations.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.0 million in outside services expenses was due primarily to a reduction in professional service fees for integration-related activities incurred in 2006, offset by increased outsourced customer service costs in 2007 resulting from the 2006 sale of an internally managed call center to an outside provider.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $1.2 million is mainly due to lower gross receipts taxes, transactional and property taxes and settlement of various state and local tax audits at amounts lower than the originally estimated liability. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $2.4 million in other expenses consist primarily of a decrease to pager shipping costs of $0.8 million related to the shipping and receipt of messaging devices and reductions in various expenses netting $1.6 million.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $18.4 million for the three months ended September 30, 2006 to $12.0 million for the three months ended September 30, 2007. The decrease was primarily due to $3.8 million in lower depreciation in 2007 from fully depreciated paging infrastructure and other assets, $0.9 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.2 million in lower amortization expense and $0.5 million in lower accretion expense.

Severance and Restructuring.  Severance and restructuring costs were $0.7 million and $1.2 million for the three months ended September 30, 2006 and 2007, respectively, and consist of charges resulting from staff reductions as the Company continues to match its employee levels to operational requirements and terminations of certain lease agreements for transmitter locations.

Interest Income.  Net interest income for the three months ended September 30, 2006 and 2007 were $0.7 million and $0.9 million, respectively.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2006 and 2007 were $7.1 million and $1.1 million, respectively. Income tax expense for the third quarter 2007 includes a reversal of $7.4 million due to the resolution of uncertain tax positions as required by FIN 48. Excluding this adjustment, income tax expense would have been $8.5 million or an effective tax rate of 39.6%. The decrease in the effective tax rate from 45.0% in the third quarter 2006 to 39.6% in the third quarter 2007 reflects two charges recorded in the third quarter 2006 totaling $1.0 million for income tax law changes primarily in Michigan and establishment of a valuation allowance against a portion of the Company’s charitable contributions carry forward estimated to expire prior to use.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2006 and 2007

	For the Nine Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$365,488	95.8%	$307,850	94.9%	$(57,638)	(15.8)%
Product sales	16,162	4.2	16,586	5.1	424	2.6

Total	$381,650	100.0%	$324,436	100.0%	$(57,214)	(15.0)%

Selected operating expenses:
Cost of products sold	$3,139	0.8%	$4,630	1.4%	$1,491	47.5%
Service, rental and maintenance	135,350	35.5	115,135	35.5	(20,215)	(14.9)
Selling and marketing	33,106	8.7	30,108	9.3	(2,998)	(9.1)
General and administrative	99,344	26.0	73,351	22.6	(25,993)	(26.2)

Total	$270,939	71.0%	$223,224	68.8%	$(47,715)	(17.6)%

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $381.7 million and $324.4 million for the nine months ended September 30, 2006 and 2007, respectively.

	For the Nine Months Ended September 30,
	2006	2007
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$262,652	$223,547
Two-way messaging	67,182	54,942

	$329,834	$278,489

Indirect:
One-way messaging	$21,017	$14,182
Two-way messaging	5,822	4,973

	$26,839	$19,155

Total paging:
One-way messaging	$283,669	$237,729
Two-way messaging	73,004	59,915

Total paging revenue	$356,673	$297,644

Non-paging revenue	8,815	10,206

Total service, rental and maintenance revenues, net	$365,488	$307,850

The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2006 and 2007 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of September 30,			For the Nine Months Ended September 30,			Change Due to:
	2006	2007	Change	2006(a)	2007(a)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,878	3,291	(587)	$283,669	$237,729	$(45,940)	$(1,952)	$(43,988)
Two-way messaging	381	329	(52)	73,004	59,915	(13,089)	(1,552)	(11,537)

Total	4,259	3,620	(639)	$356,673	$297,644	$(59,029)	$(3,504)	$(55,525)

(a)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Nine Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$75,434	19.8%	$65,104	20.1%	$(10,330)	(13.7)%
Telecommunications and related	24,922	6.5	18,969	5.8	(5,953)	(23.9)
Payroll and related	20,141	5.3	20,016	6.2	(125)	(0.6)
Stock based compensation	242	0.1	87	0.0	(155)	(64.0)
Other	14,611	3.8	10,959	3.4	(3,652)	(25.0)

Total service, rental and maintenance	$135,350	35.5%	$115,135	35.5%	$(20,215)	(14.9)%

FTEs	351		363		12	3.4%

As illustrated in the table above, service, rental and maintenance expenses decreased $20.2 million or 14.9% from 2006. The percentage of expense to revenue remained constant, primarily due to the following:

•	Site rent — The decrease of $10.3 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers. The increase as a percentage of revenue reflects the time lag in reducing site rent expenses as network rationalization reduces the number of networks and transmitter locations. The Company has not achieved the utilization of its master lease agreements (“MLAs”) that was anticipated. These MLAs allow for the addition of transmitter locations at a minimal cost. As network rationalization has occurred, the Company has been required to rely on transmitter locations not covered by the MLAs to ensure network coverage. This reliance on sites not covered by MLAs has impacted the Company’s ability to reduce site rent expense.

•	Telecommunications and related — The decrease of $6.0 million in telecommunications and related expenses is due to the consolidation of the Company’s networks and reflects a net one-time reduction of $1.1 million recorded in the third quarter 2007. This $1.1 million reduction primarily reflects the reversal of previously accrued underutilization fees that are no longer payable due to a third quarter 2007 contract amendment. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2007.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. Payroll and related expenses decreased $0.1 million due primarily to lower payroll benefits expenses incurred by the Company which more than offset the increase in payroll and related expenses resulting from the increase in FTEs in 2007. Total FTEs increased by 12 from 351 FTEs at September 30, 2006 to 363 FTEs at September 30, 2007. The increase in payroll and related expenses as a percentage of revenue reflects the use of Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan and the compensation cost associated with the 2003 Arch Long-Term Incentive Plan (“2003 Arch LTIP”). The decrease for the nine months ended September 30, 2007 is due primarily to the lower amortization of compensation expense related to the 2005 Grant.

•	Other — The decrease of $3.7 million in other expenses consist primarily of a reduction in repairs and maintenance expenses of $4.9 million due to lower contractor costs as repairs are now performed by Company employees, partially offset by an increase in outside services expenses of approximately $1.2 million for third party services used in negotiating site lease reductions.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Nine Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$22,022	5.8%	$18,983	5.9%	$(3,039)	(13.8)%
Commissions	7,006	1.9	6,696	2.0	(310)	(4.4)
Stock based compensation	515	0.1	251	0.1	(264)	(51.3)
Other	3,563	0.9	4,178	1.3	615	17.3

Total selling and marketing	$33,106	8.7%	$30,108	9.3%	$(2,998)	(9.1)%

FTEs	437		349		(88)	(20.1)%

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $3.0 million or 13.8% over 2006. While total FTEs declined by 88 from 437 FTEs at September 30, 2006 to 349 FTEs at September 30, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant components:

	For the Nine Months Ended September 30,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$33,259	8.7%	$28,390	8.7%	$(4,869)	(14.6)%
Stock based compensation	1,376	0.4	817	0.3	(559)	(40.6)
Bad debt	5,530	1.4	3,331	1.0	(2,199)	(39.8)
Facility rent	11,545	3.0	8,627	2.7	(2,918)	(25.3)
Telecommunications	6,088	1.6	4,692	1.4	(1,396)	(22.9)
Outside services	18,212	4.8	15,862	4.9	(2,350)	(12.9)
Taxes, licenses and permits	9,893	2.6	4,111	1.3	(5,782)	(58.4)
Other	13,441	3.5	7,521	2.3	(5,920)	(44.0)

Total general and administrative	$99,344	26.0%	$73,351	22.6%	$(25,993)	(26.2)%

FTEs	491		421		(70)	(14.3)%

As illustrated in the table above, general and administrative expenses decreased $26.0 million or 26.2% from 2006 due primarily to headcount reductions, lower bad debt expense, office closures, lower outside services costs and reduced taxes, licenses and permits expenses. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $4.9 million due primarily to a reduction in headcount since November 2004. Total general and administration FTEs decreased by 70 from 491 at September 30, 2006 to 421 FTEs at September 30, 2007. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions during 2007; however the most significant reductions occurred throughout 2006.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and the Board of Directors under the Equity Plan and the compensation cost associated with the 2003 Arch LTIP. The decrease for the nine months ended September 30, 2007 is due primarily to the lower amortization of compensation expense associated with the 2005 Grant in 2007. In addition, the 2003 Arch LTIP was fully amortized in the first quarter 2006. This was partially offset by slightly higher amortization of compensation expense for the 2006 Grant in 2007.

•	Bad debt — The decrease of $2.2 million in bad debt expenses reflects the Company’s improved bad debt experience and change in the composition of the Company’s customer base.

•	Facility rent — The decrease of $2.9 million in facility expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $1.4 million in telecommunications expenses reflect continued office and staffing reductions as the Company continues to streamline its operations.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $2.4 million in outside services expenses was due primarily to a reduction in professional service fees for integration-related activities incurred in 2006, offset by increased outsourced customer service costs in 2007 resulting from the 2006 sale of an internally managed call center to an outside provider.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $5.8 million is mainly due to lower gross receipts taxes, transactional and property taxes and settlement of various state and local tax audits at amounts lower than the originally estimated liability. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $5.9 million in other expenses consist primarily of a decrease of $1.6 million due to lower pager shipping costs, $0.4 million in repairs and maintenance expenses, $0.3 million in insurance expenses and various refunds and other lower expenses netting $3.6 million; all of which result from continued site and office reductions.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $56.1 million for the nine months ended September 30, 2006 to $37.8 million for the nine months ended September 30, 2007. The decrease was primarily due to $9.0 million in lower depreciation in 2007 from fully depreciated paging infrastructure and other assets, $3.9 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $4.0 million in lower amortization expense and $1.4 million in lower accretion expense.

Severance and Restructuring.  Severance and restructuring costs were $1.2 million for the nine months ended September 30, 2006 and 2007, respectively, and consist of charges resulting from staff reductions as the Company continues to match its employee levels to operational requirements and terminations of certain lease agreements for transmitter locations.

Interest Income.  Net interest income increased from $2.3 million for the nine months ended September 30, 2006 compared to $2.7 million for the nine months ended September 30, 2007. This increase was primarily due to the investment of available cash in short-term interest bearing accounts for the nine months ended September 30, 2007.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2006 and 2007 were $25.0 million and $20.0 million respectively. The income tax expense in 2007 reflects a reduction of $7.4 million due to the resolution of uncertain tax positions as required by FIN 48. Excluding this adjustment, income tax expense would have been $27.4 million or an effective tax rate of 41.3%. The decrease in the effective tax rate from 44.0% in 2006 to 41.3% in 2007 is primarily due to $1.9 million of additional income tax expense recognized in 2006 for Texas and Kentucky tax law changes.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at September 30, 2007, should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, reduce or eliminate its cash distributions to stockholders, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. The Company’s net cash flows from operating, investing, and financing activities for the periods indicated in the table below were as follows:

	For the
	Nine Months Ended September 30,		Increase/
	2006	2007	(Decrease)
	(Dollars in thousands)

Net cash provided by operating activities	$114,912	$90,539	$(24,373)
Net cash used in investing activities	$(12,349)	$(12,984)	$635
Net cash used in financing activities	$(81,409)	$(80,530)	$(879)

Net Cash Provided by Operating Activities.  As discussed above, USA Mobility is dependent on cash flows from operating activities to meet its cash requirements. Cash from operations varies depending on changes in various working capital items including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the significant cash receipt and expenditure components of the Company’s cash flows from operating activities for the periods indicated, and sets forth the change between the indicated periods:

	For the
	Nine Months Ended September 30,		Increase/
	2006	2007	(Decrease)
	(Dollars in thousands)

Cash received from customers	$386,575	$318,608	$(67,967)

Cash paid for —
Payroll and related expenses	84,122	75,568	(8,554)
Site rent expenses	79,758	66,716	(13,042)
Telecommunications expenses	28,828	22,288	(6,540)
Other operating expenses	78,955	63,497	(15,458)

	271,663	228,069	(43,594)

Net cash provided by operating activities	$114,912	$90,539	$(24,373)

Net cash provided by operating activities decreased $24.4 million from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007 due primarily to the following:

•	Cash received from customers decreased $68.0 million from the nine months ended September 30, 2006 compared to the same period in 2007. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $57.2 million and a net change in the accounts receivable balance of $11.0 million from 2006 to 2007 offset by other items of $0.2 million.

•	Cash payments for payroll and related expenses decreased $8.6 million due primarily to a reduction in headcount. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent expenses decreased $13.0 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and negotiated lower payments under its MLAs.

•	Cash payments for telecommunications expenses decreased $6.5 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating expenses primarily consist of taxes, licenses and permits, repairs and maintenance, facility rent and office expenses. The decrease in these payments was primarily due to lower taxes, licenses and permits of $5.8 million, repairs and maintenance of $5.3 million, facility rent of

$2.9 million, and office expenses of $1.6 million offset by an increase in various other expenses of $0.1 million. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $0.6 million from the nine months ended September 30, 2006 compared to the same period in 2007 primarily due to lower capital expenditures in 2007 that did not offset the one-time cash receipt from a note receivable in 2006. USA Mobility’s business requires funds to finance capital expenditures, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenditures for the nine months ended September 30, 2007 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenditures for 2007 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $0.9 million from the nine months ended September 30, 2006 compared to the same period in 2007 due to lower cash distributions to stockholders in 2007.

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

On August 1, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of August 16, 2007, and a payment date of September 6, 2007. This cash distribution of approximately $17.7 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the nine months ended September 30, 2007 include previously declared cash distributions on shares of vested restricted stock issued in January, April and July 2007 due to the 2005 Grant.

Future Cash Distributions to Stockholders.  On October 30, 2007, the Board of Directors declared the regular quarterly cash distribution of $0.65 per share, with a record date of November 8, 2007 and a payment date of November 29, 2007. This cash distribution of approximately $17.8 million is expected to be paid from available cash on hand.

Borrowings.  At September 30, 2007, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is rationalizing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the nine months ended September 30, 2007 was approximately $71.5 million.

Other Commitments.  USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have three-year contract requirements but are renewed annually. The deposits related to these LOCs are classified within other assets in the balance sheet.

During the second quarter 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to migrate its customer billing/provisioning system. The commitment is estimated to be approximately $7.5 million over the five-year contract term.

During the third quarter 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. The agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period.

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

Pending Regulatory Action.  On June 8, 2007, the Federal Communications Commission (“FCC”) issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on Communications Networks. Among other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of AC commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new backup power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (which has yet to occur). The Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the backup power requirement, indicating which facilities will qualify for these exemptions. The Order also provided that a CMRS carrier need not deploy backup power at a given transmitter site if it can ensure that backup power is available for 100 percent of the area covered by that site through alternative means.

Wireless voice providers sought judicial review of the FCC’s initial order imposing a backup power mandate, and further appeals are expected regarding the Order. The Company is currently evaluating the legal options. The Company believes that the mandate should not apply to paging carriers for a variety of reasons, including the fact that the Company’s simulcast capabilities and satellite-controlled network already ensure continuing operation in many cases when a single transmitter loses power. The Company is also evaluating the potential burdens of complying with the Order, in the event it is not vacated or modified. Although those burdens are uncertain at this early stage, the Company expects that compliance with the Order would entail significant capital investment and related expenses, and that such costs could have a material impact on the Company’s operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. For the nine months ended September 30, 2006 and 2007, the Company paid $13.8 million and $13.1 million, and $11.3 million and $9.9 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses.

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

At September 30, 2007, the Company has no outstanding debt financing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the CEO and COO/CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

Changes in Internal Control Over Financial Reporting

During the third quarter ended September 30, 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

USA MOBILITY, INC.

/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: November 1, 2007

EXHIBIT INDEX

Exhibit No.	Description

10.17	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO)(1)
10.18	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors)(2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 1, 2007(2)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 1, 2007(2)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 1, 2007(2)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 1, 2007(2)

(1)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on April 18, 2007.

(2)	Filed herewith.