Form 10-K
period 2007-12-31
USA Mobility, Inc
filed 2008-03-13
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $617,823,427 based on the closing price of $26.76 per share on the Nasdaq National Market® on June 30, 2007.

The number of shares of Registrant’s common stock outstanding on March 7, 2008 was 27,312,408.

Portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2008, are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Annual Report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below and under the captions “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” section.

PART I

ITEM 1.	BUSINESS

General

USA Mobility, Inc. (“USA Mobility” or the “Company”) is a comprehensive provider of reliable and affordable wireless communications solutions to the healthcare, government, large enterprise and emergency response sectors. As a single-source provider, USA Mobility’s focus is on the business-to-business marketplace. The Company operates nationwide networks for both one-way paging and advanced two-way messaging services. In addition, USA Mobility offers mobile voice and data services through Sprint Nextel Corporation, including BlackBerry® devices and global positioning system (“GPS”) location applications. The Company’s product offerings include customized wireless connectivity systems and emergency/mass notification services for healthcare, government and other campus environments. USA Mobility also offers M2M (machine to machine) telemetry solutions for numerous applications that include asset tracking, utility meter reading and other remote device monitoring applications on a national scale.

The Company’s principal office is located at 6677 Richmond Highway, Alexandria, Virginia 22306, and its telephone number is 866-662-3049. USA Mobility’s Internet address is http://www.usamobility.com/. The Company makes available free of charge through its web site its annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the U.S. Securities and Exchange Commission (“SEC”). The information on the web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

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

The merger was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS No. 141”). Arch was deemed to be the accounting acquirer of Metrocall. Accordingly, Arch’s assets and liabilities as of the acquisition date are reflected in the consolidated balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities. Since Arch was deemed the acquiring entity, Arch’s historical financial results prior to the merger are presented throughout this Form 10-K.

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

Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless e-mail messages to other messaging devices, including pagers, personal digital assistants (“PDAs”) and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small keyboard that enables subscribers to type messages which are sent to other devices as noted above. USA Mobility provides two-way messaging and other short messaging-based services and applications using its narrowband personal communication services networks.

Mobile telephone service companies, such as cellular and broadband personal communication services (“PCS”) carriers, provide telephone voice services as well as wireless messaging services that compete with USA Mobility’s one-way and two-way messaging services. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS telephones or personal data devices and are generally also capable of receiving numeric, alphanumeric and e-mail messages as well as information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greetings and message storage and retrieval.

Technological improvements in PCS telephones and PDAs, including their interoperability with the users’ electronic mail systems, declining prices, and the degree of similarity in messaging devices, coverage and battery life, have resulted in competitive messaging services continuing to attract subscribers away from USA Mobility’s paging subscriber base.

Although the U.S. traditional paging industry has several licensed paging companies, the overall number of one-way and two-way messaging subscribers has been declining as the industry faces intense competition from “broadband”/voice wireless services and other forms of wireless message delivery. As a result, demand for USA Mobility’s one-way and two-way messaging services has declined over the past several years, and the Company believes that it will continue to decline for the foreseeable future. The decline in demand for messaging services has largely been attributable to competition from cellular and broadband PCS carriers.

2008 Business Strategy

USA Mobility believes that paging, both one-way and two-way, is a cost-effective, reliable means of delivering messages and a variety of other information rapidly over a wide geographic area directly to a mobile person. Paging provides communication capabilities at lower cost than cellular and PCS telephones. For example, the messaging equipment and airtime required to transmit an average message costs less than the equipment and airtime for cellular and PCS telephones. Furthermore, paging devices operate for longer periods due to superior battery life, often exceeding one month on a single battery. Numeric and alphanumeric subscribers generally pay a flat monthly service fee. In addition, these messaging devices are unobtrusive and mobile.

During 2008 USA Mobility will continue to focus on serving the wireless communications needs of the Company’s customers with a variety of communications solutions and new product offerings, while operating an efficient, profitable and free cash flow-based business strategy. USA Mobility’s principal operating objectives and priorities for 2008 include the following:

•	Drive free cash flow by supporting a low-cost operating platform;

•	Preserve revenue per unit;

•	Reduce paging subscriber erosion; and

•	Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare.

Drive free cash flow by supporting a low-cost operating platform  — Throughout 2008 USA Mobility expects to continue to reduce its underlying cost structure. These reductions will come from all areas of operations but most significantly from the Company’s continuing network rationalization efforts that impact its site rent and telecommunications expenses. These reductions in operating expenses are necessary in light of the Company’s declining revenue base.

Preserve revenue per unit — The Company’s customer base continues to become more concentrated around larger customers, who are characterized by a large number of units in service per account, but due to volume discounting have lower revenue per unit as compared to smaller accounts, those with fewer units in service, which are leaving at a faster rate. This concentration has over the past several years had the effect of reducing the Company’s overall average revenue per unit. During 2008, USA Mobility intends to reinforce the valuable attributes of paging to the Company’s customers in order to minimize the effects of the Company’s changing mix on revenue through targeting pricing increases and holding firm to pricing on value-added features.

Reduce paging subscriber erosion — USA Mobility will continue the Company’s focus on loyalty programs and other customer care programs in 2008 to mitigate the rate of subscriber disconnections. At the same time USA Mobility will continue the Company’s focus on sales and marketing to produce high levels of sales productivity and gross unit placements to also mitigate the impact of subscriber disconnections.

Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare — Healthcare customers are the most stable and loyal paging customers, and represent about 40% of the Company’s paging revenue and subscribers as of December 31, 2007. USA Mobility offers a comprehensive and robust suite of wireless messaging products and services focused on healthcare and “campus” type environments. The Company will use these advantages to target additional sales opportunities in the healthcare, government and large enterprise segments in 2008.

Paging and Messaging Services, Products and Operations

USA Mobility provides one-way and two-way wireless messaging services including information services throughout the United States and Puerto Rico. These services are offered on a local, regional and nationwide basis employing digital networks.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of December 31, 2007, USA Mobility sales personnel were located in approximately 60 offices in 32 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

Indirect.  Within the indirect channel the Company contracts with and invoices an intermediary for airtime services (which includes telemetry services). The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has been higher than the rate experienced with direct customers, and USA Mobility expects this to continue in the foreseeable future.

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2005		2006		2007
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	4,183	85.6%	3,598	87.6%	3,075	88.2%
Indirect	703	14.4%	507	12.4%	410	11.8%

Total	4,886	100.0%	4,105	100.0%	3,485	100.0%

Customers may subscribe to one-way or two-way messaging services for a periodic (monthly, quarterly or annual) service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one-way or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2005		2006		2007
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	4,438	90.8%	3,735	91.0%	3,166	90.8%
Two-way messaging	448	9.2%	370	9.0%	319	9.2%

Total	4,886	100.0%	4,105	100.0%	3,485	100.0%

The demand for one-way and two-way messaging services declined during each of the three years ended December 31, 2007, and USA Mobility believes demand will continue to decline for the foreseeable future.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2005		2006		2007
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	3,762	77.0%	3,308	80.6%	2,864	82.2%
Owned by subscribers	421	8.6%	290	7.1%	211	6.0%
Owned by indirect customers or their subscribers	703	14.4%	507	12.3%	410	11.8%

Total	4,886	100.0%	4,105	100.0%	3,485	100.0%

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

The Company’s two-way networks utilize the ReFLEX 25tm protocol, also developed by Motorola, Inc. ReFLEX 25tm promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25tm protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEXtm protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way paging network operates under a set of licenses called narrowband PCS, which uses 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.

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

Sources of Equipment

USA Mobility does not manufacture the messaging devices its customers need to take advantage of its services or the network equipment it uses to provide messaging services. The Company has relationships with several vendors for new messaging devices. Used messaging devices are available in the secondary market from various sources. The Company believes existing inventory, returns of devices from customers that cancel service, and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected messaging device requirements for the foreseeable future.

The Company currently has network equipment that it believes will be sufficient to meet equipment requirements for the foreseeable future.

Competition

The wireless messaging industry is highly competitive. Companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service.

USA Mobility competes by maintaining competitive pricing for its products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for USA Mobility’s messaging services include American Messaging Service, LLC, Skytel Corporation (a division of Bell Industries, Inc.) and a variety of other regional and local providers. The products and services offered by the Company also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capabilities into their mobile phone devices. Many of these companies possess financial, technical and other resources greater than those of USA Mobility.

While cellular, PCS and other mobile telephone services are, on average, more expensive than the one-way and two-way messaging services the Company provides, such mobile telephone service providers typically provide one-way and two-way messaging service as an element of their basic service package. Most PCS and other mobile phone devices currently sold in the U.S. are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, PCS and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to stand alone messaging services.

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

The Act also places limitations on foreign ownership of CMRS licenses, which constitute the majority of licenses held by the Company. These foreign ownership restrictions limit the percentage of stockholders’ equity that may be owned or voted, directly or indirectly, by non-U.S. citizens or their representatives, foreign governments or their representatives, or foreign corporations. USA Mobility’s Amended and Restated Certificate of Incorporation permits the redemption of its equity from stockholders where necessary to ensure compliance with these requirements.

The FCC’s rules and regulations require the Company to pay a variety of fees that otherwise increase the Company’s costs of doing business. For example, the FCC requires licensees such as the Company to pay levies and fees, such as “Universal Service” fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, USA Mobility is permitted to bill its customers for these regulatory costs and typically does so. Additionally, the Communications Assistance to Law Enforcement Act, (“CALEA”) and certain rules implementing CALEA require some telecommunications companies, including USA Mobility, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages. Other regulatory requirements restrict how the Company may use customer information and prohibit certain commercial electronic messages, even to the Company’s own customers.

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

Although these and other regulatory requirements have not, to date, had a material adverse effect on the Company’s operating results, such requirements could have a material adverse effect on USA Mobility’s operating results in the future. (See Pending Regulatory Action below.)

Failure to follow the FCC’s rules and regulations can result in a variety of penalties, ranging from monetary fines to the loss of licenses. Additionally, the FCC has the authority to modify licenses, or impose additional requirements through changes to its rules.

Pending Regulatory Action.  On June 8, 2007, the FCC issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all CMRS providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of alternating current commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new backup power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (which has yet to occur). The Back-up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the backup power requirement, indicating which facilities will qualify for these exemptions. The Back-up Power Order also provided that a CMRS carrier need not deploy backup power at a given transmitter site if it can ensure that backup power is available for 100 percent of the area covered by that site through alternative means.

Wireless voice providers sought judicial review of the FCC’s initial order imposing a backup power mandate, and further appeals are expected regarding the Back-up Power Order. In January 2008 the Company petitioned for review of the Back-up Power Order in the DC Circuit Court of Appeals (“Court”). The petition requested an expedited review by the Court, which was granted. At the time the Company filed the petitions, Sprint Nextel Corporation filed a stay motion, which was granted by the Court on February 28, 2008.

The Company believes that the mandate should not apply to paging carriers for a variety of reasons, including the fact that the Company’s simulcast capabilities and satellite-controlled network already ensure continuing operation in many cases when a single transmitter loses power. The Company is also evaluating its potential burdens of complying with the Back-up Power Order, in the event it is not vacated or modified. Although those burdens are uncertain at this early stage, the Company expects that compliance with the Back-up Power Order would entail significant capital investment and related expenses, and that such costs could have a material impact on the Company’s operations.

State Regulation

As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”) in August 1993, states are now generally preempted from exercising rate or entry regulation over any of USA Mobility’s operations. States are not preempted, however, from regulating “other terms and conditions” of the Company’s operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible; however, provisions of the OBRA prohibit local zoning authorities from unreasonably restricting wireless services. States that regulate the Company’s services also may require it to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of USA Mobility. At this time, USA Mobility is not aware of any proposed state legislation or regulations that would have a material adverse impact on its existing operations.

Arch Chapter 11 Proceeding

Certain holders of 12 3/4% senior notes of Arch Wireless Communications, Inc., a wholly-owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division. On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the bankruptcy court entered an order for relief under Chapter 11. Also on December 6, 2001, Arch and 19 of its wholly-owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the bankruptcy court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when Arch emerged from bankruptcy. Arch and its domestic subsidiaries as direct or indirect wholly-owned subsidiaries of USA Mobility are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization.

Trademarks

USA Mobility owns the service marks “USA Mobility”, “Arch” and “Metrocall”, and holds Federal registrations for the service marks “Metrocall”, “Arch Wireless” and “PageNet” as well as various other trademarks.

Employees

At February 29, 2008 USA Mobility had 978 full time equivalent employees. The Company has no employees that are represented by labor unions. USA Mobility believes that its employee relations are good.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause USA Mobility’s actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

The rate of gross subscriber cancellations may not decrease, or could increase.

USA Mobility’s revenues are dependent on the number of subscribers that use its paging devices. There is intense competition for these subscribers from other paging service providers and alternate telecommunications providers such as mobile phone and mobile data service providers. These subscribers may cancel the Company’s services due to pricing and/or may migrate to alternate technologies. If the rate of gross subscriber cancellations does not decrease, or if gross subscriber cancellations were to increase, it would have a material adverse impact on the Company’s ability to remain profitable, to continue to produce positive operating cash flow, and to continue the payment of cash distributions to stockholders.

The level of revenue erosion may not improve, or may deteriorate.

USA Mobility and the paging industry continues to face intense competition for subscribers due to competition from the mobile phone and mobile data service providers as they continue to lower device prices while adding functionality. A key factor in the Company’s ability to be profitable and produce net cash flow from operations is realizing improvement in the level of revenue erosion from historical trends. USA Mobility is dependent on net cash provided by operations as its principal source of liquidity. If no improvement is realized, or if revenue erosion accelerates, it would have a material adverse effect on the Company’s ability to remain profitable, to continue to produce positive operating cash flow, and to continue the payment of cash distributions to stockholders.

USA Mobility may fail to achieve the cost savings necessary to maintain positive operating cash flow.

USA Mobility expects its revenue to continue to decline substantially in the future, therefore maintaining positive operating cash flow is dependent on substantially reducing operating costs. Achieving cost reductions of the magnitude necessary requires the Company to continue to reduce its internal costs, as well as continually negotiate lower costs from its outside vendors. The reduction of site rent costs, a significant component of the Company’s cost structure, requires that rationalization of the Company’s network infrastructure and negotiation with potentially numerous landlords be coordinated. There can be no assurance that the Company will be successful in reducing its costs to the level necessary to maintain positive net cash flow. If the Company is not successful at continuing to reduce operating costs, it would have a material adverse effect on the Company’s ability to remain profitable, to continue to produce positive operating cash flow, and to continue the payment of cash distributions to stockholders.

Service to the Company’s customers could be adversely impacted by network rationalization.

The Company has an active program to consolidate its number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match the Company’s technical infrastructure to its smaller subscriber base and to reduce both site rent and telecommunications costs. The implementation of the network rationalization program could adversely impact service to the Company’s existing subscribers despite the Company’s efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on the Company’s ability to remain profitable, to continue to produce positive operating cash flow, and to continue the payment of cash distributions to stockholders.

If the Company is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis or at all, and the Company’s business could be disrupted.

USA Mobility’s success will depend, to a significant extent, upon the continued service of a relatively small group of key executive and management personnel. USA Mobility has an employment agreement with its president and chief executive officer. In addition, the Board of Directors has implemented both short-term and long-term incentive plans for key employees of the Company. Annually, the Company has a cash-based short-term incentive program based on certain performance metrics including profitability and continued employment with the Company. With respect to long-term incentives, the Company in 2005 granted to key employees restricted shares of common stock (“restricted stock”) that vest starting on January 1, 2007 through January 1, 2008 and depend upon continued employment with the Company. Additionally, in 2006, the Company implemented a second long-term incentive plan that includes both a restricted stock component and a cash component, each subject to vesting on January 1, 2009 and to achievement of expense reduction goals during the Company’s 2008 calendar year and continued employment with the Company. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the Company’s future operating results, financial position, cash flows and ability to continue payment of cash distributions to stockholders.

USA Mobility may be unable to find vendors willing to supply it with paging equipment based on future demands.

The Company purchases paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. There can be no assurance that the Company can continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow the Company to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact the Company’s ability to provide certain wireless messaging services and could materially adversely affect its financial position, operating cash flows, and ability to continue payment of cash distributions to stockholders.

USA Mobility may be unable to realize the benefits associated with its deferred income tax assets.

The Company has significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on the Company’s ability to continue to reduce operating cost and maintain profitability as both revenues and subscribers are expected to decline in the future. To the extent that anticipated reductions in operating costs do not occur or sufficient revenues are not generated, the Company may not achieve sufficient taxable income to allow for use of its deferred income tax assets. If the Company is unable to use these deferred income tax assets, there could be a material reduction in the Company’s after-tax net income, cash flows from operations and ability to continue payment of cash distributions to stockholders.

USA Mobility’s deferred income tax assets are based on tax positions that have not been validated by Federal and/or state tax authorities.

One of the Company’s largest individual class of assets is its deferred income tax assets. These deferred income tax assets are based on past tax positions taken by the Company and its predecessors and subsidiaries in their Federal and state income tax returns. These tax positions were based on the applicable laws and regulations existing at the time, and, in some cases, these laws and regulations were subject to varying interpretations. While the Company believes that its tax positions are supportable, reasonable and appropriate, the Company’s interpretations have not been validated by either the Internal Revenue Service or applicable state agencies. The Company is currently subject to two Federal income tax audits and could be subject to state income tax audits. The final results of these audits could result in adjustments to the Company’s previously taken tax positions and the underlying deferred income tax assets. Any such adjustments could result in a material change to the carrying value of the deferred income tax assets. Material downward adjustments to the deferred income tax assets could result in future taxable income from operations. Future taxable income could result in cash payments for income taxes and in a material reduction in cash from operating activities. Significant cash payments for income taxes could impact the Company’s financial condition, results of operations and ability to pay cash distributions to stockholders.

USA Mobility is regulated by the FCC and, to a lesser extent, state and local regulating governmental bodies. Changes in regulation could result in increased costs to the Company.

USA Mobility is subject to regulation by the FCC and, to a lesser extent, by state and local authorities. Changes in regulatory policy could increase the fees the Company must pay to the government or to third parties and could subject the Company to more stringent requirements that could cause the Company to incur additional capital and/or operating costs.

For example the FCC issued a recent order in October 2007 that mandated paging carriers (such as the Company) along with all other CMRS providers serving a defined minimum subscribers to maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the “Back-up Power Order”). While the Back-up Power Order is not yet effective, the Company expects that compliance with the Back-up Power Order would entail significant capital and operating costs that could have a material adverse impact on the Company’s operations, cash flows and ability to continue payment of cash distributions to stockholders. (See Note 7 of the Notes to Consolidated Financial Statements.)

USA Mobility has a material weakness in internal control over financial reporting and can provide no assurance that additional material weaknesses will not be identified in the future. The Company’s failure to implement and maintain effective internal control over financial reporting could result in material misstatements in the financial statements.

Management has identified a material weakness in the Company’s internal control over financial reporting that affected USA Mobility’s interim financial statements for the quarter ended September 30, 2007. See “Item 9A. Controls and Procedures.”

The material weakness in the Company’s internal control over financial reporting during the period related to ineffective controls over the accuracy and valuation of the provision for income taxes.

The Company can provide no assurance that additional material weaknesses in the Company’s internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company’s internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in the Company’s financial statements that could result in a restatement of financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company had no unresolved SEC staff comments as of March 7, 2008.

ITEM 2.	PROPERTIES

At December 31, 2007, USA Mobility owned five facilities in the United States, which includes four office buildings. In addition, the Company leased facility space, including its executive headquarters, sales, technical, and storage facilities in approximately 190 locations in 40 states.

Also at December 31, 2007, USA Mobility leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 7,970 locations in all 50 states and Puerto Rico. These leases are for various terms and provide for monthly lease payments at various rates.

ITEM 3.	LEGAL PROCEEDINGS

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

USA Mobility is involved in the following ongoing cases. On July 2, 2007 the Company was named as a defendant in a breach of contract suit, Commerce Limited Partnership #9406 (“Commerce”) v. Metrocall, Inc., filed in the Judicial District Court; Parish of East Baton Rouge, Louisiana, alleging that the Company owes Commerce, a prior lessor, monetary damages of up to $0.8 million. The parties have exchanged initial disclosures. In the Company’s view, this suit is without merit and will not have a material adverse impact on the Company’s financial results or operations.

USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y, alleging that the Company owes a property tax filing services firm monetary damages of up to $3.3 million in addition to amounts already paid by the Company to the firm under the contract. The Company was served with the complaint in this action on October 26, 2006 and filed its answer to the complaint on December 5, 2006, denying all of the plaintiff’s allegations. The parties have exchanged initial disclosures under Federal Rule of Civil Procedure 26 and undertaken discovery and depositions. A mandatory settlement conference was conducted in January 2008 with no resolution of the suit. The parties have agreed to mediation in an effort to resolve the suit. In the Company’s view, this suit is without merit and will not have a material adverse impact on the Company’s financial results or operations.

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

USA Mobility awaits the written opinion of the district court and will determine whether to pursue a further appeal. If it chooses not to pursue an appeal of the decision of the district court affirming the bankruptcy court’s denial of Arch’s motion for contempt against Nationwide, or it pursues an appeal of the district court’s decision but does not prevail on the appeal, and in either event the stay is lifted, then USA Mobility intends to defend the 2006 Superior Court Case, and also to defend the claims by Nationwide in the 2002 Superior Court Case. Further, if the stay is lifted, Arch intends to prosecute vigorously its counterclaims against Nationwide. In the Company’s view these suits are without merit and will not have a material adverse impact on the Company’s financial results or operations.

USA Mobility is also involved as a successor in liability in the case PageNet, Inc. (“PageNet”) v. The State of Florida, Department of Revenue (“DOR”). In 2002 PageNet contested a tax assessment issued against PageNet by DOR alleging that PageNet owes sales and use tax arising from PageNet acquisitions in the 1990s. The parties have exchanged initial disclosures and conducted informal settlement discussions. In the Company’s view, this suit appears to be without merit and will not have a material adverse impact on the Company’s financial results or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Mobility’s sole class of common equity is its $0.0001 par value common stock, which is listed on the Nasdaq National Market® and is traded under the symbol “USMO.”

The following table sets forth the high and low intraday sales prices per share of USA Mobility’s common stock for the period indicated, which corresponds to its quarterly fiscal periods for financial reporting purposes. Prices for the Company’s common stock are as reported on the Nasdaq National Market® from January 1, 2006 through December 31, 2007.

	2006		2007
For the Three Months Ended	High	Low	High	Low

March 31,	$29.81	$26.40	$22.78	$18.45
June 30,	28.95	15.87	26.92	19.85
September 30,	23.50	16.55	28.46	15.30
December 31,	25.76	21.38	17.67	12.85

USA Mobility sold no unregistered securities during 2007. Based on the Company’s closing common stock price per share at the end of each quarter, USA Mobility repurchased a total of 28,762 shares of vested restricted stock from its executives in payment of required tax withholdings under the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”) during 2007. On January 14, 2008, 2,254 shares of vested restricted stock were sold back to the Company in payment of required tax withholdings. The shares purchased by the Company were retired and will not be reissued.

As of March 7, 2008, there were 1,584 holders of record of USA Mobility common stock.

Cash Distributions to Stockholders

The following table details information on the Company’s cash distributions for each of the three years ended December 31, 2007:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Amount
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50		$40,691
2006(1)	June 7	June 30	July 21	3.00		81,396
	November 1	November 16	December 7	0.65		17,508
2007	February 7	February 22	March 15	0.65		17,944
	May 2	May 17	June 7	1.65	(2)	44,871
	August 1	August 16	September 6	0.65		17,715
	October 30	November 8	November 29	0.65		17,720

Total				$8.75		$237,845

(1)	On August 8, 2006 the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(2)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

Cash distributions paid as disclosed in the statement of cash flows for the year ended December 31, 2007 include previously declared cash distributions on shares of vested restricted stock issued in January, April, July and October 2007 under the 2005 grant of restricted stock (“2005 Grant”).

On February 13, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.65 per share of common stock, with a record date of February 25, 2008, and a payment date of March 13, 2008. This cash distribution of approximately $17.8 million will be paid from available cash on hand.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2007, the number of securities outstanding under the Company’s equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under this plan:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities to		Weighted-Average	(Excluding
	be Issued Upon Exercise		Exercise Price of	Securities
	of Outstanding Options,		Outstanding Options,	Reflected in
	Warrants and Rights		Warrants and Rights	Column [a])
Plan Category	[a]		[b]	[c]

Equity compensation plans approved by security holders:
USA Mobility, Inc. Equity Incentive Plan	19,605	(1)	—	1,631,973	(2)
Equity compensation plans not approved by security holders:
None	—		—	—

Total	19,605		—	1,631,973

(1)	Restricted stock units issued to non-executive members of the Board of Directors for services performed (which include 2,466 restricted stock units issued for cash distributions).

(2)	The USA Mobility, Inc. Equity Incentive Plan provides that common stock authorized for issuance under the plan may be issued in the form of common stock, stock options, restricted stock and restricted stock units.

Performance Graph

The Company began trading on the Nasdaq National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of the Company’s common stock for the period November 17, 2004 to December 31, 2007, against the cumulative total return of the Nasdaq Market Value Index® and the Nasdaq Telecommunications Index® for the same period.

The chart below assumes that on November 17, 2004, the date the Company’s shares of common stock first were publicly traded following the merger between Metrocall and Arch, $100 was invested in USA Mobility’s common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each quarter from November 2004 to December 2007.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG USA MOBILITY, INC.,
NASDAQ MARKET VALUE INDEX® AND NASDAQ TELECOMMUNICATIONS INDEX®

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

Prior to a cumulative indirect ownership change of more than 45%, transfers of the Company’s common stock will not be prohibited except to the extent that they result in a cumulative indirect shift in ownership of more than 47%, but any transfer by or to a 5% stockholder of the Company’s common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of the Company’s common stock requires notice to USA Mobility. Similar restrictions apply to the issuance or transfer of an option to purchase the Company’s common stock if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. These restrictions will remain in effect until the earliest of (1) the repeal of Section 382 of the Internal Revenue Code (“IRC”) (or any comparable successor provision) and (2) the date on which the limitation amount imposed by Section 382 of the IRC in the event of an ownership change would not be less than the tax attributes subject to these limitations. Transfers by or to USA Mobility and any transfer pursuant to a merger approved by the Company’s Board of Directors or any tender offer to acquire all of USA Mobility’s outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions.

As of December 31, 2007, the Company has undergone a combined cumulative change in ownership of approximately 7.2% compared to 35.0% as of December 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

USA Mobility is a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to these acquisitions, USA Mobility had conducted no operations other than those that were incidental to its formation. For financial reporting purposes, Arch was deemed the acquiring entity and is the predecessor registrant of USA Mobility. Accordingly, the consolidated historical information and operating data for each of the three years ended December 31, 2007 reflect that of Arch and Metrocall; and the consolidated historical information and operating data for the year ended December 31, 2004 reflects that of Arch for the twelve months ended December 31, 2004 and the acquired operations of Metrocall for the period November 16, 2004 to December 31, 2004. Historical financial information and operating data for the year ended December 31, 2003 reflect that of Arch. The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2007, which have been derived from the audited consolidated financial statements of USA Mobility or its predecessor, Arch.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands except per share amounts)

Statements of Operations Data:
Revenues:
Service, rental and maintenance, net of service credits	$571,989	$470,751	$592,690	$476,138	$402,420
Product sales, net of credits	25,489	19,409	25,882	21,556	22,204

Total revenues	597,478	490,160	618,572	497,694	424,624

Operating expenses:
Cost of products sold	5,580	4,347	4,483	3,837	6,233
Service, rental and maintenance	189,700	160,514	215,848	177,120	151,930
Selling and marketing	45,660	36,117	43,371	43,902	38,828
General and administrative	172,735	134,507	179,784	127,877	96,667
Severance and restructuring	16,683	11,938	16,609	4,586	6,429
Depreciation, amortization and accretion	129,658	107,629	131,328	73,299	48,688

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands except per share amounts)

Total operating expenses	560,016	455,052	591,423	430,621	348,775

Operating income	37,462	35,108	27,149	67,073	75,849
Interest (expense) income, net	(19,237)	(5,914)	(1,323)	3,868	3,448
Loss on extinguishment of debt	—	(1,031)	(1,338)	—	—
Other income (expense)	516	814	(1,004)	800	2,150

Income before reorganization items, net	18,741	28,977	23,484	71,741	81,447
Reorganization items, net	(425)	—	—	—	—

Income before income tax expense	18,316	28,977	23,484	71,741	81,447
Income tax expense	5,308	16,810	10,577	31,560	86,645

Net income (loss)	$13,008	$12,167	$12,907	$40,181	$(5,198)

Basic net income (loss) per common share:	$0.65	$0.58	$0.47	$1.47	$(0.19)
Diluted net income (loss) per common share:	$0.65	$0.58	$0.47	$1.46	$(0.19)
Other Operating Data:
Capital expenses, excluding acquisitions	$25,446	$19,232	$13,499	$20,990	$18,323
Cash distributions declared per common share	$—	$—	$1.50	$3.65	$3.60

	December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Balance Sheets Data:
Current assets	$110,567	$128,058	$105,279	$123,564	$109,461
Total assets	495,495	782,147	633,793	588,214	484,082
Long-term debt, less current maturities	40,000	47,500	—	—	—
Stockholders’ equity	326,264	556,040	532,993	475,972	373,568

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with USA Mobility’s consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions the Company makes in the preparation of its consolidated financial statements and “Item 1A. Risk Factors”, which describes key risks associated with the Company’s operations and industry.

Merger of Arch and Metrocall

USA Mobility is a holding company that was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2003 and 2004 through November 15, 2004 and the acquired operations of Metrocall from November 16, 2004. Accordingly, the statements of operations reflect increases in revenues and costs due to the inclusion of Metrocall during the year ended December 31, 2005, as compared to the year ended December 31, 2004, which included the results of Metrocall only from November 16, 2004 to December 31, 2004.

USA Mobility believes that the combination of Arch and Metrocall provided the Company with stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenues continued to decline sequentially.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of December 31, 2007, USA Mobility sales personnel were located in approximately 60 offices in 32 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

Indirect.  Within the indirect channel the Company contracts with and invoices an intermediary for airtime services (which includes telemetry services). The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has been higher than the rate experienced with direct customers, and USA Mobility expects this to continue in the foreseeable future.

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2005		2006		2007
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	4,183	85.6%	3,598	87.6%	3,075	88.2%
Indirect	703	14.4%	507	12.4%	410	11.8%

Total	4,886	100.0%	4,105	100.0%	3,485	100.0%

Customers may subscribe to one-way or two-way messaging services for a periodic (monthly, quarterly or annual) service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting and equipment loss and/or maintenance protection may be added to either one-way or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2005		2006		2007
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	4,438	90.8%	3,735	91.0%	3,166	90.8%
Two-way messaging	448	9.2%	370	9.0%	319	9.2%

Total	4,886	100.0%	4,105	100.0%	3,485	100.0%

The demand for one-way and two-way messaging services declined during each of the three years ended December 31, 2007, and USA Mobility believes demand will continue to decline for the foreseeable future.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2005		2006		2007
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	3,762	77.0%	3,308	80.6%	2,864	82.2%
Owned by subscribers	421	8.6%	290	7.1%	211	6.0%
Owned by indirect customers or their subscribers	703	14.4%	507	12.3%	410	11.8%

Total	4,886	100.0%	4,105	100.0%	3,485	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated.

	For the Year Ended December 31,
	2005		2006		2007
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)

Direct	612	1,315	519	1,105	440	963
Indirect	285	663	123	318	138	235

Total	897	1,978	642	1,423	578	1,198

During 2005, units in service decreased 1,316,000. During the conversion of the Metrocall billing system to the Arch billing system, which was completed in early July 2005, the Company became aware of errors in the Metrocall units in service counts and differences in the definition of units in service between Metrocall and Arch. As a result, as of June 30, 2005, the Company reduced its units in service by 235,000 units to correct the errors and to conform to the Arch billing system standard unit definition. The remaining decrease of 1,081,000 units resulted from 2005 operations. During 2006 and 2007, units in service decreased 781,000 and 620,000, respectively.

The following table sets forth information on the Company’s direct units in service by account size for the period stated.

					Change in Units
	As of December 31,				Between
	2006	% of Total	2007	% of Total	2006 and 2007
	(Units in thousands)

1 to 3 Units	275	7.6%	200	6.5%	(75)
4 to 10 Units	163	4.5%	120	3.9%	(43)
11 to 50 Units	398	11.1%	298	9.7%	(100)
51 to 100 Units	226	6.3%	176	5.7%	(50)
101 to 1000 Units	967	26.9%	827	26.9%	(140)
> 1000 Units	1,569	43.6%	1,454	47.3%	(115)

Total direct units in service	3,598	100.0%	3,075	100.0%	(523)

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the period stated.

	For the Year Ended December 31,		Favorable/
	2006	2007	(Unfavorable)

1 to 3 Units	(29.0%)	(27.4%)	1.6%
4 to 10 Units	(26.2%)	(26.7%)	(0.5%)
11 to 50 Units	(24.6%)	(25.0%)	(0.4%)
51 to 100 Units	(20.8%)	(21.9%)	(1.1%)
101 to 1000 Units	(14.7%)	(14.5%)	0.2%
> 1000 Units	(3.6%)	(7.3%)	(3.7%)

Total direct net unit loss%	(14.0%)	(14.5%)	(0.5%)

The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge per unit is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device and the number of units the customer has in the account. The ratio of revenues for a period to the average units in service for the same period, commonly referred to as average revenue per unit (“ARPU”), is a key revenue measurement as it indicates whether charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly.

The following table sets forth ARPU by distribution channel for the periods stated.

	ARPU For the Year Ended December 31,
Distribution Channel	2005	2006	2007

Direct	$9.76	$9.20	$9.09
Indirect	4.59	4.76	4.64
Consolidated	8.91	8.60	8.55

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. Consolidated ARPU decreased $0.31 and $0.05 in 2006 and 2007, respectively. The decreases were due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. One-time price increases that were implemented for smaller customers in certain channels and improvements in the rate of service credits positively impacted ARPU in 2007. Going forward without further price adjustments ARPU would continue to trend lower for both the direct and indirect distribution channels.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the Year Ended
	December 31,		Change in ARPU
	2006	2007	Between 2006 and 2007

1 to 3 Units	$14.00	$14.54	$0.54
4 to 10 Units	12.84	13.38	0.54
11 to 50 Units	10.69	10.92	0.23
51 to 100 Units	9.32	9.59	0.27
101 to 1000 Units	8.15	8.27	0.12
> 1000 Units	8.02	7.83	(0.19)

Total direct ARPU	$9.20	$9.09	$(0.11)

Operating Expenses

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of telecommunications expenses to deliver messages over the Company’s networks, site rent expenses for transmitter locations and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct and indirect sales forces and marketing expenses in support of those sales forces. This classification consists primarily of salaries, commissions, and other payroll related expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of salaries, outside service costs and office facility expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the year ended December 31, 2007, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. Since the merger on November 16, 2004, the Company has reduced its employee base by approximately 65% from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 1,003 FTEs at December 31, 2007. The Company anticipates continued staffing reductions in 2008; however, these staffing reductions will be less significant than the reductions in 2006 and 2007.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which, in turn, is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization.

Telecommunications expenses are incurred to interconnect USA Mobility’s paging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among the Company’s offices. These expenses are dependent on the number of units in service and the number of office and network locations the Company maintains. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to the Company’s call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunications expenses to vary regardless of the number of units in service. In addition, certain phone numbers USA Mobility provides to its customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunications expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories and capacities and to reduce the number of transmitter and office locations from which the Company operates.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $443.5 million, $352.7 million and $293.7 million for each of the three years ended December 31, 2007, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2006 and 2007

	For the Year Ended December 31,				Change Between
	2006		2007		2006 and 2007
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$476,138	95.7%	$402,420	94.8%	$(73,718)	(15.5%)
Product sales, net	21,556	4.3%	22,204	5.2%	648	3.0%

Total	$497,694	100.0%	$424,624	100.0%	$(73,070)	(14.7%)

Selected operating expenses:
Cost of products sold	$3,837	0.8%	$6,233	1.5%	$2,396	62.4%
Service, rental and maintenance	177,120	35.6%	151,930	35.8%	(25,190)	(14.2%)
Selling and marketing	43,902	8.8%	38,828	9.1%	(5,074)	(11.6%)
General and administrative	127,877	25.7%	96,667	22.8%	(31,210)	(24.4%)

Total	$352,736	70.9%	$293,658	69.2%	$(59,078)	(16.7%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $497.7 million and $424.6 million for the years ended December 31, 2006 and 2007, respectively.

	For the Year Ended December 31,
	2006	2007
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$342,226	$292,702
Two-way messaging	87,415	71,260

	429,641	363,962

Indirect:
One-way messaging	26,941	18,148
Two-way messaging	7,611	7,359

	34,552	25,507

Total paging:
One-way messaging	369,167	310,850
Two-way messaging	95,026	78,619

Total paging revenue	464,193	389,469

Non-paging revenue	11,945	12,951

Total service, rental and maintenance revenues, net	$476,138	$402,420

The table below sets forth units in service and service revenues, the changes in each between 2006 and 2007 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
	2006	2007	Change	2006(1)	2007(1)	Change	ARPU	Units
	(Units in thousands)					(Dollars in thousands)

One-way messaging	3,735	3,166	(569)	$369,167	$310,850	$(58,317)	$(888)	$(57,429)
Two-way messaging	370	319	(51)	95,026	78,619	(16,407)	(1,317)	(15,090)

Total	4,105	3,485	(620)	$464,193	$389,469	$(74,724)	$(2,205)	$(72,519)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $2.4 million increase in 2007 was due primarily to an increase in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$99,638	20.0%	$84,706	20.0%	$(14,932)	(15.0%)
Telecommunications	32,107	6.5%	25,325	6.0%	(6,782)	(21.1%)
Payroll and related	26,277	5.3%	26,894	6.3%	617	2.3%
Stock based compensation	320	0.1%	112	0.0%	(208)	(65.0%)
Other	18,778	3.8%	14,893	3.5%	(3,885)	(20.7%)

Total service, rental and maintenance	$177,120	35.6%	$151,930	35.8%	$(25,190)	(14.2%)

FTEs	350		336		(14)	(4.0%)

As illustrated in the table above, service, rental and maintenance expenses decreased $25.2 million or 14.2% from 2006. The percentage of expense to revenue increased, primarily due to additional payroll and related costs to perform repair of paging devices by Company employees. The significant variances are as follows:

•	Site rent — The decrease of $14.9 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers. The Company has not achieved the utilization of its master lease agreements (“MLAs”) that was anticipated. These MLAs allow for the addition of transmitter locations at a minimal cost. As network rationalization has occurred, the Company has been required to rely on transmitter locations not covered by the MLAs to ensure network coverage. This reliance on sites not covered by MLAs has impacted the Company’s ability to reduce site rent expense both in total dollars and as a percentage of revenue.

•	Telecommunications — The decrease of $6.8 million in telecommunications expenses is due to the consolidation of the Company’s networks and reflects a net one-time reduction of $1.1 million recorded in the third quarter 2007. This $1.1 million reduction primarily reflects the reversal of previously accrued underutilization fees that are no longer payable due to a third quarter 2007 contract amendment. Continued reductions in these expenses should occur as the Company’s networks continue to be consolidated throughout 2008.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The increase in payroll and related expenses of $0.6 million and the increase in payroll and related expenses as a percentage of revenue reflects the use of Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan and the compensation cost associated with options issued under the 2003 Arch Long-Term Incentive Plan (“2003 Arch LTIP”). The decrease of $0.2 million is due primarily to the lower amortization of compensation expense related to the 2005 Grant.

•	Other — The decrease of $3.9 million in other expenses consist primarily of a reduction in repairs and maintenance and other expenses, net of $5.4 million due to lower contractor costs as repairs are now performed by Company employees, partially offset by an increase in outside services of approximately $1.5 million for third party services used in negotiating site lease reductions.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$28,924	5.8%	$24,500	5.8%	$(4,424)	(15.3%)
Commissions	9,583	1.9%	8,752	2.0%	(831)	(8.7%)
Stock based compensation	570	0.1%	303	0.1%	(267)	(46.8%)
Other	4,825	1.0%	5,273	1.2%	448	9.3%

Total selling and marketing	$43,902	8.8%	$38,828	9.1%	$(5,074)	(11.6%)

FTEs	421		278		(143)	(34.0%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $4.4 million or 15.3% from 2006. While total FTEs declined by 143 from 421 FTEs at December 31, 2006 to 278 FTEs at December 31, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service which mitigate the impact of disconnects on the Company’s revenue base.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,
	2006		2007		Change Between
		% of		% of	2006 and 2007
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$42,546	8.5%	$37,134	8.8%	$(5,412)	(12.7%)
Stock based compensation	1,838	0.4%	997	0.2%	(841)	(45.8%)
Bad debt	7,505	1.5%	4,346	1.0%	(3,159)	(42.1%)
Facility rent	14,953	3.0%	10,804	2.6%	(4,149)	(27.7%)
Telecommunications	7,802	1.6%	6,058	1.4%	(1,744)	(22.4%)
Outside services	25,334	5.1%	20,716	4.9%	(4,618)	(18.2%)
Taxes, licenses and permits	9,392	1.9%	6,329	1.5%	(3,063)	(32.6%)
Other	18,507	3.7%	10,283	2.4%	(8,224)	(44.4%)

Total general and administrative	$127,877	25.7%	$96,667	22.8%	$(31,210)	(24.4%)

FTEs	464		389		(75)	(16.2%)

As illustrated in the table above, general and administrative expenses decreased $31.2 million or 24.4% from 2006 due primarily to headcount reductions, lower bad debt expense, office closures, lower outside services costs and reduction in taxes, licenses and permits expenses. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $5.4 million due primarily to a reduction in headcount during 2007. Total FTEs decreased by 75 from 464 at December 31, 2006 to 389 FTEs at December 31, 2007. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service. USA Mobility anticipates continued staffing reductions in 2008 although not at the levels experienced in 2006 and 2007.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and non-executive members of the Board of Directors under the Equity Plan and the compensation cost associated with options issued under the 2003 Arch LTIP. The decrease of $0.8 million is due primarily to the lower amortization of compensation expense associated with the 2005 Grant in 2007. In addition, the 2003 Arch LTIP was fully amortized in the first quarter 2006. This was partially offset by slightly higher amortization of compensation expense for the 2006 grant of restricted stock (“2006 Grant”) in 2007.

•	Bad debt — The decrease of $3.2 million in bad debt expenses reflects the Company’s improved bad debt experience and change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $4.1 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $1.7 million in telecommunications expenses reflect continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $4.6 million in outside services expenses was due primarily to a reduction in professional service fees for integration-related activities incurred in 2006, partially offset by increased outsourced customer service costs in 2007 resulting from the 2006 sale of an internally managed call center to an outside provider.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $3.1 million is mainly due to lower gross receipts taxes, transactional and property taxes and settlement of various state and local tax audits at amounts lower than the originally estimated liability. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $8.2 million in other expenses consist primarily of a decrease of $2.5 million due to lower pager shipping costs, $0.5 million in lower repairs and maintenance expenses, $0.5 million in lower insurance expenses and various refunds and other lower expenses netting $4.7 million; all of which result from continued site and office reductions.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $73.3 million for the year ended December 31, 2006 to $48.7 million for the year ended December 31, 2007. The decrease was primarily due to $15.1 million in lower depreciation in 2007 from fully depreciated paging infrastructure and other assets, $2.9 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $4.8 million in lower amortization expense and $1.8 million in lower accretion expense.

Severance and Restructuring.  Severance and restructuring costs were $4.6 million and $6.4 million for the years ended December 31, 2006 and 2007, respectively. These costs primarily consist of severance charges of $4.2 million and $5.5 million for 2006 and 2007, respectively, resulting from staff reductions as the Company continues to match its employee levels to operational requirements.

Restructuring charges of $0.4 million and $0.9 million for 2006 and 2007, respectively, relate to lease termination penalty expenses for certain lease agreements associated with transmitter locations.

Interest Income, Net.  Net interest income decreased from $3.9 million for the year ended December 31, 2006 compared to $3.4 million for the year ended December 31, 2007. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the year ended December 31, 2007.

Income Tax Expense.  Income tax expense for the years ended December 31, 2006 and 2007 were $31.6 million and $86.6 million, respectively. The 2007 income tax expense reflects an increase of $54.3 million due to an increase in the valuation allowance for deferred income tax assets, and a reduction of $2.5 million due to the resolution of uncertain tax positions due to the expiration of the statute of limitations. Excluding these two adjustments, income tax expense for the year ended December 31, 2007 would have been $35.0 million or an effective tax rate of 42.9%, which is a reduction from the 2006 effective tax rate of 44.0%.

The establishment of a valuation allowance on deferred income tax assets is required under SFAS No. 109, Accounting for Income Taxes, as amended (“SFAS No. 109”) if it is more likely than not (a likelihood of more than 50%) that all or a portion of the deferred income tax asset will not be realized. During the fourth quarter, management has concluded that a valuation allowance for a portion of the deferred income tax assets is necessary based on its current forecast of future taxable income using actual results, expected trends, the reversal patterns of existing deferred income tax assets, and other available evidence.

The reduction in the tax provision of $2.5 million is required under Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). As discussed more fully in Note 6 of the Notes to Consolidated Financial Statements, the statute of limitations expired on the 2003 Federal income tax returns and resulted in a reduction of a $20.7 million in income tax liability with a reduction of income tax expense of $2.5 million.

On February 13, 2008 the President of the United States signed the Economic Stimulus Act of 2008 (“Stimulus Act”). The Stimulus Act (among other items) provides for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company is currently assessing the impact that the Stimulus Act will have on its deferred income tax asset valuation allowance. As required by SFAS No. 109 the impact of the Stimulus Act will be reflected in the period of enactment, in this case 2008.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2005 and 2006

	For the Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$592,690	95.8%	$476,138	95.7%	$(116,552)	(19.7%)
Product sales, net	25,882	4.2%	21,556	4.3%	(4,326)	(16.7%)

Total	$618,572	100.0%	$497,694	100.0%	$(120,878)	(19.5%)

Selected operating expenses:
Cost of products sold	$4,483	0.7%	$3,837	0.8%	$(646)	(14.4%)
Service, rental and maintenance	215,848	34.9%	177,120	35.6%	(38,728)	(17.9%)
Selling and marketing	43,371	7.0%	43,902	8.8%	531	1.2%
General and administrative	179,784	29.1%	127,877	25.7%	(51,907)	(28.9%)

Total	$443,486	71.7%	$352,736	70.9%	$(90,750)	(20.5%)

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
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$421,505	$342,226
Two-way messaging	109,790	87,415

	531,295	429,641

Indirect:
One-way messaging	39,724	26,941
Two-way messaging	9,382	7,611

	49,106	34,552

Total paging:
One-way messaging	461,229	369,167
Two-way messaging	119,172	95,026

Total paging revenue	580,401	464,193

Non-paging revenue	12,289	11,945

Total service, rental and maintenance revenues, net	$592,690	$476,138

The table below sets forth units in service and service revenues, the changes in each between 2005 and 2006 and the changes in revenue associated with differences in the numbers of units in service and ARPU.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
	2005	2006	Change	2005(1)	2006(1)	Change	ARPU	Units
	(Units in thousands)					(Dollars in thousands)

One-way messaging	4,438	3,735	(703)	$461,229	$369,167	$(92,062)	$(3,663)	$(88,399)
Two-way messaging	448	370	(78)	119,172	95,026	(24,146)	(4,728)	(19,418)

Total	4,886	4,105	(781)	$580,401	$464,193	$(116,208)	$(8,391)	$(107,817)

(1)	Amounts shown exclude non-paging and product sales revenues.

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

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For The Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$124,573	20.1%	$99,638	20.0%	$(24,935)	(20.0%)
Telecommunications	42,306	6.8%	32,107	6.4%	(10,199)	(24.1%)
Payroll and related	31,131	5.0%	26,277	5.3%	(4,854)	(15.6%)
Stock based compensation	260	0.1%	320	0.1%	60	23.1%
Other	17,578	2.9%	18,778	3.8%	1,200	6.8%

Total service, rental and maintenance	$215,848	34.9%	$177,120	35.6%	$(38,728)	(17.9%)

FTEs	407		350		(57)	(14.0%)

As illustrated in the table above, service, rental and maintenance expenses decreased $38.7 million or 17.9% from 2005. The percentage of expense to revenue increased primarily due to the increase in other expenses discussed below.

Following is a discussion of each significant item listed above:

•	Site rent — The decrease of $24.9 million in site rent expenses is primarily due to the rationalization of Arch’s two-way network and renegotiated MLAs. As discussed earlier, the combined Company has deconstructed one of its two-way networks and has begun to rationalize its one-way networks. The Company has negotiated two MLAs that cover approximately 28% of its transmitters as of December 31, 2006. These MLAs provide for a maximum monthly rental for a fixed number of sites that can decline over time. These MLAs have allowed the Company to reduce its lease payment expense as its network rationalization continues. As required by SFAS No. 13, Accounting for Leases, the Company is required to expense its lease payments on a straight-line basis. This has increased long-term prepaid rent by $4.4 million for the year ended December 31, 2006.

•	Telecommunications — The decrease of $10.2 million in telecommunications expenses is due to the consolidation of one-way and two-way networks.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians and their managers. This functional work group does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease of $4.9 million in payroll and related expenses was due primarily to a reduction in headcount. Total FTEs declined by 57 from 407 FTEs at December 31, 2005 to 350 FTEs at December 31, 2006.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management. The increase of $0.1 million reflects higher amortization of compensation expense for the 2005 Grant and the 2006 Grant incurred in 2006, partially offset by the vesting of Metrocall options in May 2005.

•	Other expenses — The increase of $1.2 million in other expenses consists primarily of an increase in other miscellaneous expenses of $1.5 million resulting from one-time adjustments in 2005 to the Company’s asset retirement obligations and various other expenses netting $0.3 million. These were offset partially by a decrease of $0.6 million in repairs and maintenance from continued site and office reductions.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$29,429	4.8%	$28,924	5.8%	$(505)	(1.7%)
Commissions	10,316	1.7%	9,583	1.9%	(733)	(7.1%)
Stock based compensation	226	0.0%	570	0.1%	344	152.2%
Other	3,400	0.5%	4,825	1.0%	1,425	41.9%

Total selling and marketing	$43,371	7.0%	$43,902	8.8%	$531	1.2%

FTEs	460		421		(39)	(8.5%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses decreased $0.5 million or 1.7% over 2005. While total FTEs declined by 39 from 460 FTEs at December 31, 2005 to 421 FTEs at December 31, 2006, the Company has launched a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,
	2005		2006		Change Between
		% of		% of	2005 and 2006
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$63,443	10.3%	$42,546	8.5%	$(20,897)	(32.9%)
Stock based compensation	2,346	0.4%	1,838	0.4%	(508)	(21.7%)
Bad debt	8,828	1.4%	7,505	1.5%	(1,323)	(15.0%)
Facility rent	21,161	3.4%	14,953	3.0%	(6,208)	(29.3%)
Telecommunications	10,101	1.6%	7,802	1.6%	(2,299)	(22.8%)
Outside services	28,109	4.6%	25,334	5.1%	(2,775)	(9.9%)
Taxes, licenses and permits	19,204	3.1%	9,392	1.9%	(9,812)	(51.1%)
Other	26,592	4.3%	18,507	3.7%	(8,085)	(30.4%)

Total general and administrative	$179,784	29.1%	$127,877	25.7%	$(51,907)	(28.9%)

FTEs	750		464		(286)	(38.1%)

As illustrated in the table above, general and administrative expenses decreased $51.9 million or 28.9% from 2005 due primarily to headcount reductions, office closures and lower taxes, licenses and permits expenses. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. The decrease in payroll and related expenses was due primarily to a reduction in headcount since November 2004. Total FTEs decreased by 286 from 750 FTEs at December 31, 2005 to 464 FTEs at December 31, 2006. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock and options issued to certain members of management and non-executive members of the Board of Directors. The decrease of $0.5 million reflects the vesting of Metrocall options in May 2005, which more than offset the higher amortization of compensation expense for the 2005 Grant and the 2006 Grant incurred in 2006.

•	Bad debt — The decrease of $1.3 million in bad debt expense reflects a revision to the Company’s analysis of its bad debt experience. Based on expected trends the Company increased its bad debt expense as a percentage of the related revenue. This increase primarily occurred during the first six months of 2006. The decrease from 2005 to 2006 is consistent with the decrease in revenue during the same period.

•	Facility expenses — The decrease of $6.2 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization resulting from the merger of Arch and Metrocall.

•	Telecommunications — The decrease of $2.3 million in telecommunications expense reflects continued office and staffing reductions.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $2.8 million in 2006 was due primarily to a reduction in professional service fees for integration-related activities incurred in 2005, offset by increased outsourced customer service costs resulting from the sale of an internally managed call center to an outside provider in June 2006.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits of $9.8 million is mainly due to lower than expected tax settlements, gross receipts taxes, and property taxes. Additionally, in 2006 the Company received a net one-time refund of $2.2 million for previously paid Federal excise taxes.

•	Other expenses — The decrease of $8.1 million in other expenses consist primarily of a decrease of $3.9 million in repairs and maintenance expenses, $1.8 million in lower office expenses, $1.1 million in lower travel and entertainment expenses, $0.9 million in lower insurance expenses, and various refunds and other lower expenses netting $0.4 million; all of which result from continued site and office reductions.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $131.3 million for the year ended December 31, 2005 to $73.3 million for the year ended December 31, 2006. The decrease was primarily due to $31.2 million of fully depreciated paging infrastructure and other assets, $17.3 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, and $9.8 million in amortization expense; offset by an increase of $0.3 million in accretion expense.

Effective October 1, 2006, USA Mobility revised the estimated depreciable life of certain of its paging equipment assets, which are depreciated under the group method. This change in useful life resulted from changes to the timing of the Company’s network rationalization program, in order to align the useful lives of these assets with their planned removal from service. As a result of this change, depreciation expense decreased approximately $0.1 million in the fourth quarter of 2006.

Severance and Restructuring.  These costs were $16.6 million and $4.6 million for the years ended December 31, 2005 and 2006, respectively. These costs primarily consist of severance charges of $15.5 million and $4.2 million for 2005 and 2006, respectively.

Restructuring charges of $1.1 million and $0.4 million for 2005 and 2006, respectively, relate to lease termination penalty expenses for certain lease agreements associated with transmitter locations.

Interest Expense, Net.  The Company recognized net interest expense of $1.3 million for the year ended December 31, 2005 on the $47.5 million of average debt outstanding that was used to partially fund the cash consideration to Metrocall stockholders. Net interest income increased to $3.9 million for the year ended

December 31, 2006. This increase in interest income was due to the investment of available cash in short-term interest bearing accounts for the year ended December 31, 2006.

Income Tax Expense.  Income tax expense for the years ended December 31, 2005 and 2006 were $10.6 million and $31.6 million, respectively. The increase in the income tax provision between 2005 and 2006 was primarily attributable to higher pre-tax book income, a charge of $1.8 million resulting from recently enacted changes in state income tax laws, including Texas and Michigan, and a $0.8 million charge to establish a valuation allowance against the portion of the Company’s charitable contribution carry forward estimated to expire prior to utilization. The December 31, 2005 income tax provision included a charge of $1.5 million related to an enacted change to the Ohio income tax laws.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at December 31, 2007, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the Year Ended December 31,			Change Between
	2005	2006	2007	2006 and 2007
	(Dollars in thousands)

Net cash provided by operating activities	$139,254	$147,242	$114,285	$(32,957)
Net cash used in investing activities	(13,046)	(19,365)	(18,000)	(1,365)
Net cash used in financing activities	(135,656)	(98,917)	(98,250)	(667)

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

	For the Year Ended December 31,		Increase/
	2006	2007	(Decrease)
	(Dollars in thousands)

Cash received from customers	$504,371	$417,456	$(86,915)

Cash paid for —
Payroll and related expenses	109,481	101,099	(8,382)
Site rent expenses	105,019	87,581	(17,438)
Telecommunications expenses	37,460	28,876	(8,584)
Interest expenses	34	13	(21)
Other operating expenses	105,135	85,602	(19,533)

	357,129	303,171	(53,958)

Net cash provided by operating activities	$147,242	$114,285	$(32,957)

Net cash provided by operating activities decreased $33.0 million from the year ended December 31, 2006 compared to the year ended December 31, 2007 due primarily to the following:

•	Cash received from customers decreased $86.9 million from the year ended December 31, 2006 compared to the same period in 2007. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $73.1 million and a net change in the accounts receivable balance of $13.5 million from 2006 to 2007, offset by other items, net of $0.3 million.

•	Cash payments for payroll and related expenses decreased $8.4 million due primarily to a reduction in headcount. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent expenses decreased $17.4 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and negotiated lower payments under its MLAs.

•	Cash payments for telecommunications expenses decreased $8.6 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating expenses decreased $19.5 million. The decrease in these payments was primarily due to lower: repairs and maintenance of $5.8 million, facility rent of $4.1 million, taxes, licenses and permits of $3.1 million, outside services of $2.7 million, office expenses of $2.4 million and various other expenses, net of $1.4 million. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $1.4 million from the year ended December 31, 2006 compared to the same period in 2007 primarily due to lower capital expenses in 2007. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the year ended December 31, 2007 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2008 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $0.7 million from the year ended December 31, 2006 compared to the same period in 2007 due to lower cash distributions to stockholders in 2007.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for each of the three years ended December 31, 2007:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Amount
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50		$40,691
2006(1)	June 7	June 30	July 21	3.00		81,396
	November 1	November 16	December 7	0.65		17,508
2007	February 7	February 22	March 15	0.65		17,944
	May 2	May 17	June 7	1.65	(2)	44,871
	August 1	August 16	September 6	0.65		17,715
	October 30	November 8	November 29	0.65		17,720

Total				$8.75		$237,845

(1)	On August 8, 2006 the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(2)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

Cash distributions paid as disclosed in the statement of cash flows for the year ended December 31, 2007 include previously declared cash distributions on shares of vested restricted stock issued in January, April, July and October 2007 under 2005 Grant.

On February 13, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.65 per share of common stock, with a record date of February 25, 2008, and a payment date of March 13, 2008. This cash distribution of approximately $17.8 million will be paid from available cash on hand.

Borrowings.  As of December 31, 2007, the Company had no borrowings or associated debt service requirements.

Commitments

Contractual Obligations.  As of December 31, 2007, USA Mobility’s contractual payment obligations under its long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to certain telecommunications and information technology related expenses. The amounts are based on the Company’s contractual commitments; however, it is possible that the Company may be able to negotiate lower payments if it chooses to exit these contracts before their expiration date.

	Payments Due By Period
	(Dollars in thousands)
		Less than			More than 5
	Total	1 Year	1 to 3 Years	3 to 5 Years	Years

Long-term debt obligations and accrued interest	$—	$—	$—	$—	$—
Operating lease obligations	94,650	44,316	44,123	5,695	516
Purchase obligations(1)	17,610	11,989	4,838	783	—
Other obligations(2)	25,622	4,820	7,239	3,062	10,501

Total contractual obligations	$137,882	$61,125	$56,200	$9,540	$11,017

(1)	The purchase obligations include the contractual obligation during the development phase for the modification to the power source for an existing two-way pager.

(2)	Other obligations do not include long-term income tax liabilities of $28.6 million as these relate to uncertain tax positions and are not expected to result in cash payments. (See Note 6 of the Notes to Consolidated Financial Statements.)

The Company incurred the following commitments and contractual obligations. These commitments and obligations have been reflected as appropriate in the table above.

In August 2005, the Company, through a subsidiary, entered into a MLA with a subsidiary of Global Signal, Inc. (“Global Signal”) under which the Company and/or its affiliates may lease space for their equipment on communications sites currently and subsequently owned, managed or leased by Global Signal. The MLA was effective as of July 1, 2005 and expires on December 31, 2008. Under the MLA, the Company may locate up to a specified maximum number of transmitters on Global Signal’s sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million in July 2005 to approximately $1.0 million per month in 2008. On January 12, 2007 Global Signal merged into a subsidiary of Crown Castle International Corp.

In January 2006, USA Mobility entered into a MLA with American Tower Corporation (“ATC”). Under the MLA, USA Mobility will pay ATC a fixed monthly amount in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The MLA was effective January 1, 2006 and expires on December 31, 2010. The fixed monthly fee decreases periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010.

In September 2006, USA Mobility renegotiated an existing contract with a vendor under which the Company is committed to purchase $24.0 million in telecommunication services through September 2008. In August 2007 the Company signed an amendment, which extended the service period through March 2010 with a revised total commitment of $23.5 million.

In January 2007, USA Mobility entered into a contract under which the Company is committed to deconstruct 2,000 transmitters over a two-year period ending in December 2008 at a cost of approximately $1,700 per site including shipping and handling costs. In November 2007, an amendment to this agreement was signed. The revised cost per deconstruction is approximately $1,900 per site including taxes, shipping and handling.

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to handle its customer billing/provisioning system. The total cost is estimated to be approximately $7.5 million over the five-year contract term, of which the Company is contractually obligated for $2.7 million as reflected in the table of contractual obligations above.

In September 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. If the Company approves the modification, the agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period. As acceptance of the modification has not yet occurred, the purchase commitment is not reflected in the table of contractual obligations above.

Other Commitments.  USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have three-year contract requirements but are renewed annually. The deposits related to these LOCs are classified within other assets on the consolidated balance sheet.

Pending Regulatory Action.  On June 8, 2007, the FCC issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all CMRS providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of alternating current commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new backup power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (which has yet to occur). The Back-up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the backup power requirement, indicating which facilities will qualify for these exemptions. The Back-up Power Order also provided that a CMRS carrier need not deploy backup power at a given transmitter site if it can ensure that backup power is available for 100 percent of the area covered by that site through alternative means.

Wireless voice providers sought judicial review of the FCC’s initial order imposing a backup power mandate, and further appeals are expected regarding the Back-up Power Order. In January 2008 the Company petitioned for review of the Back-up Power Order in the DC Circuit Court of Appeals (“Court”). The petition requested an expedited review by the Court, which was granted. At the time the Company filed the petitions, Sprint Nextel Corporation filed a stay motion, which was granted by the Court on February 28, 2008.

The Company believes that the mandate should not apply to paging carriers for a variety of reasons, including the fact that the Company’s simulcast capabilities and satellite-controlled network already ensure continuing operation in many cases when a single transmitter loses power. The Company is also evaluating the potential burdens of complying with the Back-up Power Order, in the event it is not vacated or modified. Although those burdens are uncertain at this early stage, the Company expects that compliance with the Back-up Power Order would entail significant capital investment and related expenses, and that such costs could have a material impact on the Company’s operations.

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

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse impact on the Company’s financial results or operations. (See Note 7 of the Notes to Consolidated Financial Statements.)

USA Mobility has been named as a defendant in four lawsuits. The first lawsuit involves breach of contract disputes with a former lessor and claims $0.8 million in damages. USA Mobility denies all liability and will vigorously contest the claims alleged in the lawsuit. USA Mobility believes the lawsuit is without merit and will not have a material adverse impact on the Company’s financial results or operations.

The second lawsuit involves a breach of contract dispute with a professional services firm and claims $3.3 million in damages. USA Mobility denies all liability and will vigorously contest the claims alleged in the lawsuit. USA Mobility believes the lawsuit is without merit and will not have a material adverse impact on the Company’s financial results or operations.

The third lawsuit involves billing practices and service disputes with a former customer and claims $6.9 million in damages. USA Mobility denies all liability and will vigorously contest the claims alleged in the lawsuit. USA Mobility believes the lawsuit is without merit and will not have a material adverse impact on the Company’s financial results or operations.

The fourth lawsuit involves a sales and use tax dispute claim with the State of Florida due to acquisitions made in the 1990s. USA Mobility denies all liability and will vigorously contest the claims alleged in the lawsuit. USA Mobility believes the lawsuit appears to be without merit and will not have a material adverse impact on the Company’s financial results or operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. For the years ended December 31, 2005, 2006 and 2007, the Company paid $23.6 million and $10.2 million, $17.8 million and $18.6 million, and $16.0 million and $15.5 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and effective January 1, 2008 will no longer be a related party.

Inflation

Inflation has not had a material effect on USA Mobility’s operations to date. System equipment and operating costs have not increased in price and the price of wireless messaging devices has tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. The Company’s general operating expenses, such as salaries, site rent for transmitter locations, employee benefits and occupancy costs, are subject to normal inflationary pressures.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

USA Mobility believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets and Goodwill

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2007, the Company did not believe any such conditions existed. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of its long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have projected estimated enterprise-level cash flows based on various operating assumptions such as ARPU, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Intangible assets were recorded in accordance with SFAS No. 141 and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded in conjunction with the Arch and Metrocall merger. Goodwill is not amortized but will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform this annual impairment test. SFAS No. 142 requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit will be determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

The Company may evaluate goodwill for impairment more frequently than annually if indicators of impairment exist. Declines in the price of the Company’s common stock, among other indicators, could require an evaluation of impairment more frequently than annually and could require a goodwill impairment. The Company performed impairment tests using market capitalization as an estimate for the fair value of the reporting unit in the third and fourth quarters of 2007.

The Company did not record any impairment of long-lived assets, intangible assets or goodwill in 2005, 2006 or 2007.

The price per share of the Company’s common stock has declined over 45% since the closing price per share on December 31, 2007. This decline in the price per share of the Company’s common stock could be a circumstance that would require an impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008.

Accounts Receivable Allowances

USA Mobility records four allowances against its gross accounts receivable balance of which the two most significant are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts were $4.1 million and $3.3 million at December 31, 2006 and 2007, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits were $3.0 million and $1.3 million at December 31, 2006 and 2007, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $1.5 million and $1.3 million at December 31, 2006 and 2007, respectively.

Revenue Recognition

Revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue. Accordingly, effective July 1, 2003, the Company recognizes paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Depreciation Expense

The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter. During the year ended December 31, 2007, $18.9 million of total depreciation expense of $37.6 million related to these assets.

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

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s network rationalization plans. The expected usage of the Company’s paging equipment changed in 2007 based on its network rationalization plans. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2008. For 2008, this change will result in $2.1 million in additional depreciation expense with reduced depreciation expense in future years. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any further variations from the Company’s estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

Asset Retirement Obligations

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), the Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

The Company had recognized cumulative asset retirement costs of $17.4 million at December 31, 2006. In 2007 the Company recorded $3.2 million in additional asset retirement costs. During 2007 $10.7 million of fully depreciated asset retirement costs were written off, resulting in a cumulative asset retirement costs of $9.9 million at December 31, 2007. Paging equipment assets have been increased to reflect these costs and depreciation is being recognized over the estimated lives, which range between one and nine years. Depreciation, amortization and accretion expense for the years ended December 31, 2005, 2006 and 2007 included $3.5 million, $1.3 million and ($0.6) million, respectively, related to depreciation of these assets. The reduction to depreciation expense in 2007 is due to the adjustment of the asset retirement costs made in 2004. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

At December 31, 2005, 2006 and 2007, accrued other liabilities included $3.6 million, $4.6 million and $5.1 million, respectively, of asset retirement liabilities related to USA Mobility’s efforts to reduce the number of transmitters it operates; other long-term liabilities included $9.9 million, $9.0 million and $10.0 million, respectively, related primarily to an estimate of the costs of deconstructing assets through 2013. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $21.3 million through 2013. The accretion will be recorded on the interest method utilizing a 13% discount rate for the 2004 incremental estimates and a 10.6% discount rate for the 2007 incremental estimates. The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense in 2005, 2006 and 2007 included $2.9 million, $3.2 million and $1.3 million, respectively, for accretion expense on the asset retirement obligation liabilities.

USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, its financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from the Company’s estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense.

Severance and Restructuring

The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”). The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

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

Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

Income Taxes

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense. These estimates and assumptions are based on the requirements of SFAS No. 109 and FIN 48.

As of December 31, 2007 the Company has total unrecognized tax benefits of $350.0 million for tax positions that have been included in the Company’s previously filed Federal, state or local income tax returns that did not meet the more likely than not recognition threshold required by FIN 48.

One of the more significant tax positions taken by the Company’s predecessor entity, Arch, was the handling of cancellation of debt income arising from the Arch bankruptcy in 2002. In accordance with provisions of the IRC, Arch was required to apply the cancellation of debt income arising in conjunction with its plan of reorganization against tax attributes existing as of its emergence from bankruptcy date. The method utilized to allocate the cancellation of debt income is subject to varied interpretations of tax law and it has a material effect on the tax attributes remaining after allocation, and thus the Company’s future tax position. As a result of the method used to allocate cancellation of debt income, Arch had no net operating losses remaining and the tax basis of certain other tax assets were reduced as of the May 29, 2002, the date of emergence from the Chapter 11 proceedings. Other methods of allocating the cancellation of debt income are possible based on different interpretations of tax law and if such other methods were applied, the amount of deductions available to offset past and future taxable income might be further limited. Based on the requirements of FIN 48 the Company has recognized the benefits of this tax position using the more likely than not standard.

The Company assesses whether these previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. Implementation of this requirement requires the exercise of significant judgment. In 2007 the Company reduced its liability for uncertain tax positions by $20.7 million due to lapse of the statute of limitations.

The Company also assesses the recoverability of its deferred income tax assets on an ongoing basis. The assessment, which is based on management’s judgment, is required to determine whether based on all available evidence, it is more likely than not that all the Company’s deferred income tax assets will be realized in future periods.

During 2002, Arch established a valuation allowance against its deferred income tax assets existing at its emergence from bankruptcy because, based on information available at that time, it was considered unlikely that the deferred income tax assets would be realized. However, during the quarter ended December 31, 2003, Arch management evaluated new facts and, based on operating income for the prior two years, repayment of notes well ahead of schedule and anticipated operating income and cash flows for future periods, concluded it was more likely than not that deferred income tax assets would be realized.

Accordingly, Arch management determined it was appropriate to release the valuation allowance. Because operational results for the years ended December 31, 2004, 2005 and 2006 were consistent with the previous Arch management’s assessment, and because the Company’s anticipated results including additional incremental income to be generated due to the merger with Metrocall, no valuation allowance against deferred income tax assets was required as of December 31, 2004, 2005 and 2006, except for the valuation allowance related to the charitable contributions carry-forward at December 31, 2004, 2005 and 2006.

Under the provisions of SFAS No. 109 and related interpretations, reductions in a deferred income tax asset valuation allowance that existed as of the date of fresh start accounting are first credited against an asset established for reorganization value in excess of amounts allocable to identifiable assets, then to other identifiable intangible assets existing at the date of fresh start accounting and then, once these assets have been reduced to zero, credited directly to additional paid-in capital. The release of the valuation allowance reduced the carrying value of intangible assets by $2.3 million and $13.4 million for the seven-month period ended December 31, 2002 and the year ended December 31, 2003, respectively. After reduction of intangibles recorded in conjunction with fresh start accounting, the remaining reduction of the valuation allowance of $195.9 million was recorded as an increase to stockholders’ equity as of December 31, 2003.

During the first three quarters of 2007 the Company experienced revenue and subscriber erosion within its direct customer base that had exceeded its earlier expectations. As part of the Company’s regular year-end planning process management evaluated these trends and concluded that there was uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2007. Using forecasted taxable income through 2022 along with the available positive and negative evidence the Company’s management concluded that, based on the requirements of SFAS No. 109, all of its deferred income tax assets would not be recoverable at December 31, 2007. A valuation allowance of $55.0 million was then recorded in the fourth quarter to reduce the deferred income tax assets to their estimated recoverable amounts. Changes in the Company’s forecast of future taxable income along with all other evidence could result in adjustments to the valuation allowance and in changes to income tax expense, stockholders’ equity and the Company’s future net income.

On February 13, 2008 the President of the United States signed the Economic Stimulus Act of 2008 (“Stimulus Act”). The Stimulus Act (among other items) provides for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company is currently assessing the impact that the Stimulus Act will have on its deferred income tax asset valuation allowance. As required by SFAS No. 109 the impact of the Stimulus Act will be reflected in the period of enactment, in this case 2008.

Recent and Pending Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, an interpretation of SFAS No. 109. In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 6 of the Notes to Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has issued a proposed FASB Staff Position 157-a (“FSP 157-a”) that would exclude SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions. Also, the FASB has issued a proposed FASB Staff Position 157-b (“FSP 157-b”) that would delay the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-b would defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that SFAS No. 157 will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R replaces SFAS No. 141, Business Combinations, (“SFAS No. 141”). SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Both SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on the Company’s financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 prescribes how an entity should recognize the income tax benefit received on dividends that are (1) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (2) charged to retained earnings under SFAS No. 123R. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact that EITF No. 06-11 will have on the Company’s financial position or results of operations.

Other new pronouncements issued during 2007 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2007, the Company has no outstanding debt financing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, and due to the material weakness in the Company’s internal control over financial reporting as described below in Management’s Report on Internal Control over Financial Reporting the CEO and COO/CFO concluded that the Company’s disclosure controls and procedures were not effective as of the end of December 31, 2007. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation except as noted below.

Notwithstanding the material weakness described below, management believes the consolidated financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on the assessment, the Company’s management identified the following material weakness in the internal control over financial reporting. Specifically, management concluded the following as of December 31, 2007:

The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes identified in the third quarter of 2007. Specifically the Company did not maintain effective controls to review and monitor the accuracy of the components of the third quarter income tax provision calculation. During the year-end procedures for calculating the annual income tax provision the Company reassessed the evidence supporting the reversal of income tax liabilities impacted by expiration of assessment statutes. This reassessment resulted in the conclusion that the reversal of the income tax liabilities had been improperly recorded as a reduction of income tax expense in the third quarter. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the interim period ended September 30, 2007 to correct income tax expense. Accordingly, management determined that this control deficiency constitutes a material weakness.

Grant Thornton LLP, an independent registered public accounting firm, as stated in their report that is included herein, has audited the Company’s internal control over financial reporting as of December 31, 2007.

Management’s Remediation Initiatives

To address the material weakness noted above the Company will reassess its quarterly income tax provision procedures and will also implement a widely accepted tax compliance software package.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter except as noted above under Management’s Remediation Initiatives that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In 2008, the Company has moved from a combination of an employee and third party internal audit function to an outsourced third party internal audit function.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10 to 14 is incorporated by reference from USA Mobility’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information required by this item is incorporated by reference to USA Mobility’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders:

•	Information regarding directors is set forth under the caption “Election of Directors”;

•	Information regarding executive officers is set forth under the caption “Executive Officers”;

•	Information regarding the Company’s audit committee and designated “audit committee financial expert” is set forth under the caption “The Board of Directors and Committees”; and

•	Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

USA Mobility has adopted a code of ethics that applies to all of the Company’s employees including the CEO, COO/CFO, and chief accounting officer and controller. This code of ethics may be found at www.usamobility.com. During the period covered by this report the Company did not request a waiver of its code of ethics and did not grant any such waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis (“CD&A”) ”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Information required by this item is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Information required by this item with respect to certain relationships and related transactions is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”. The Information required by this item with respect to director independence is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “The Board of Directors and Committees”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section of USA Mobility’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders entitled “Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2006 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2006 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2006 and 2007

Notes to Consolidated Financial Statements

(a) (2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2006 and 2007

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

March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	March 13, 2008

/s/ Thomas L. Schilling Thomas L. Schilling	Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 13, 2008

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer and Controller (principal accounting officer)	March 13, 2008

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	March 13, 2008

/s/ James V. Continenza James V. Continenza	Director	March 13, 2008

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	March 13, 2008

/s/ Brian O’Reilly Brian O’Reilly	Director	March 13, 2008

/s/ Matthew Oristano Matthew Oristano	Director	March 13, 2008

/s/ Samme L. Thompson Samme L. Thompson	Director	March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USA Mobility, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted SFAS No. 123R “Share-Based Payment,” effective January 1, 2006 and Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008 expressed an adverse opinion on internal control effectiveness.

/s/  GRANT THORNTON LLP

McLean, Virginia
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USA Mobility, Inc. and Subsidiaries

We have audited USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not maintain effective controls over the accuracy and valuation of the provision for income taxes identified in the third quarter of 2007. Specifically the Company did not maintain effective controls to review and monitor the accuracy of the components of the third quarter income tax provision calculation. During the year-end procedures for calculating the annual income tax provision the Company reassessed the evidence supporting the reversal of income tax liabilities impacted by expiration of assessment statutes. This reassessment resulted in the conclusion that the reversal of the income tax liabilities had been improperly recorded as a reduction of income tax expense in the third quarter. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for the interim period ended September 30, 2007 to correct income tax expense. Accordingly, management determined that this control deficiency constitutes a material weakness.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years in the period ended December 31, 2007. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 13, 2008, which expressed an unqualified opinion on those financial statements.

/s/  GRANT THORNTON LLP

McLean, Virginia
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
USA Mobility, Inc.:

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of USA Mobility, Inc. and its subsidiaries for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

McLean, Virginia
May 24, 2006

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$66,507	$64,542
Accounts receivable, less allowances of $8,582 and $5,870 in 2006 and 2007, respectively	26,364	28,044
Other receivables	5,085	1,755
Deposits	1,883	1,286
Prepaid insurance	1,603	1,585
Prepaid rent	795	1,539
Prepaid expenses and other	2,928	2,443
Deferred income tax assets, less valuation allowance of $4,775 in 2007	18,399	8,267

Total current assets	123,564	109,461

Property and equipment, at cost:
Land, buildings and improvements	9,616	8,928
Paging and computer equipment	274,115	226,565
Furniture, fixtures and vehicles	6,858	5,258

	290,589	240,751
Less accumulated depreciation and amortization	199,027	165,082

Property and equipment, net	91,562	75,669

Goodwill	159,438	188,170
Intangible and other assets, less accumulated amortization of $46,031 and $52,107 in 2006 and 2007, respectively	26,339	16,929
Deferred income tax assets, less valuation allowance of $757 and $50,208 in 2006 and 2007, respectively	180,244	86,219
Other assets	7,067	7,634

TOTAL ASSETS	$588,214	$484,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,634	$3,243
Accrued compensation and benefits	13,533	11,956
Accrued network costs	3,966	2,412
Accrued taxes	27,493	18,672
Accrued severance and restructuring	2,744	5,610
Accrued other	12,609	11,525
Distributions payable	435	93
Customer deposits	2,250	1,592
Deferred revenue	16,194	12,059

Total current liabilities	82,858	67,162

Other long-term liabilities	29,384	43,352

TOTAL LIABILITIES	112,242	110,514

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.0001 par value, no shares issued or outstanding	—	—
Common stock — $0.0001 par value, 27,340,033 and 27,305,379 shares issued at December 31, 2006 and 2007, respectively	3	3
Additional paid-in capital	475,969	373,565
Retained earnings	—	—

TOTAL STOCKHOLDERS’ EQUITY	475,972	373,568

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$588,214	$484,082

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands, except share and
	per share amounts)

Revenues:
Service, rental and maintenance, net of service credits	$592,690	$476,138	$402,420
Product sales, net of credits	25,882	21,556	22,204

Total revenues	618,572	497,694	424,624

Operating expenses:
Cost of products sold	4,483	3,837	6,233
Service, rental and maintenance	215,848	177,120	151,930
Selling and marketing	43,371	43,902	38,828
General and administrative	179,784	127,877	96,667
Severance and restructuring	16,609	4,586	6,429
Depreciation, amortization and accretion	131,328	73,299	48,688

Total operating expenses	591,423	430,621	348,775

Operating income	27,149	67,073	75,849
Interest expense	(2,412)	(34)	(13)
Interest income	1,089	3,902	3,461
Loss on extinguishment of debt	(1,338)	—	—
Other (expense) income	(1,004)	800	2,150

Income before income tax expense	23,484	71,741	81,447
Income tax expense	10,577	31,560	86,645

Net income (loss)	$12,907	$40,181	$(5,198)

Basic net income (loss) per common share	$0.47	$1.47	$(0.19)

Diluted net income (loss) per common share	$0.47	$1.46	$(0.19)

Basic weighted average common shares outstanding	27,275,040	27,399,811	27,442,444

Diluted weighted average common shares outstanding	27,427,120	27,582,377	27,442,444

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Additional			Total
	Common	Paid-In	Deferred Stock	Retained	Stockholders’
	Stock	Capital	Compensation	Earnings	Equity
	(Dollars in thousands)

Balance, January 1, 2005	$3	$538,107	$(1,855)	$19,785	$556,040
Net income	—	—	—	12,907	12,907
Issuance of common stock under Equity Plan	—	2,683	(2,614)	—	69
Exercise of stock options	—	80	—	—	80
Tax benefit from exercise of stock options	—	1,647	—	—	1,647
Forfeitures of options	—	(12)	12	—	—
Tax benefit from vesting of restricted stock	—	238	—	—	238
Amortization of stock based compensation	—	—	2,703	—	2,703
Cash distributions declared	—	(19,691)	—	(21,000)	(40,691)

Balance, December 31, 2005	3	523,052	(1,754)	11,692	532,993

Net income	—	—	—	40,181	40,181
Transfer of deferred stock compensation upon adoption of SFAS No. 123R	—	(1,754)	1,754	—	—
Issuance of common stock under Equity Plan	—	248	—	—	248
Tax benefit from exercise of stock options	—	12	—	—	12
Amortization of stock based compensation	—	2,454	—	—	2,454
Cash distributions declared	—	(48,043)	—	(51,873)	(99,916)

Balance, December 31, 2006	3	475,969	—	—	475,972

Net loss	—	—	—	(5,198)	(5,198)
Issuance of common stock under Equity Plan	—	258	—	—	258
Purchased and retired common stock, net	—	(801)	—	—	(801)
Recognition of uncertain tax positions and other	—	421	—	—	421
Amortization of stock based compensation	—	1,268	—	—	1,268
Cash distributions declared	—	(98,352)	—	—	(98,352)
Reclassification of net loss	—	(5,198)	—	5,198	—

Balance, December 31, 2007	$3	$373,565	$—	$—	$373,568

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$12,907	$40,181	$(5,198)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	131,328	73,299	48,688
Deferred income tax expense	7,461	16,197	91,995
Loss on extinguishment of long-term debt	1,338	—	—
Amortization of deferred financing costs	714	—	—
Amortization of stock based compensation	2,832	2,728	1,412
Provisions for doubtful accounts, service credits and other	25,055	17,204	8,561
Non-cash tax accrual adjustments	(4,718)	(3,467)	(6,789)
Loss (gain) on disposals of property and equipment	1,287	601	(169)
Changes in assets and liabilities:
Accounts receivable	(23,439)	(6,816)	(10,240)
Prepaid expenses and other	5,109	(395)	2,706
Intangibles and other long-term assets	7,432	(2,746)	(582)
Accounts payable and accrued liabilities	(16,012)	816	(6,538)
Customer deposits and deferred revenue	(6,911)	(2,584)	(4,793)
Other long-term liabilities	(5,129)	12,224	(4,768)

Net cash provided by operating activities	139,254	147,242	114,285

Cash flows from investing activities:
Purchases of property and equipment	(13,499)	(20,990)	(18,323)
Proceeds from disposals of property and equipment	168	200	323
Receipts from long-term notes receivable	285	1,425	—

Net cash used in investing activities	(13,046)	(19,365)	(18,000)

Cash flows from financing activities:
Repayment of long-term debt	(95,045)	(13)	—
Cash distributions to stockholders	(40,691)	(98,904)	(98,250)
Exercise of options	80	—	—

Net cash used in financing activities	(135,656)	(98,917)	(98,250)

Net increase (decrease) in cash and cash equivalents	(9,448)	28,960	(1,965)
Cash and cash equivalents, beginning of period	46,995	37,547	66,507

Cash and cash equivalents, end of period	$37,547	$66,507	$64,542

Supplemental disclosure:
Interest paid	$2,245	$34	$13

Income taxes paid (local and state)	$562	$49	$70

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Business — USA Mobility (“USA Mobility” or the “Company”), is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

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

Preparation of Financial Statements — The consolidated financial statements of USA Mobility have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Amounts shown on the consolidated statements of operations within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring charges and depreciation, amortization and accretion expense. These items are shown separately on the consolidated statements of operations within operating expenses.

Reclassifications — Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

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

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock and impact the Company’s ability to pay future cash distributions to stockholders.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets and Goodwill — USA Mobility did not record any impairment of long-lived assets and certain intangible assets in 2005, 2006 and 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. At December 31, 2005, 2006 and 2007, the Company did not believe any such conditions existed. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of the Company’s long-lived assets and certain intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have projected estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the projection of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Intangible assets were recorded in accordance with SFAS No. 141, Business Combinations, (“SFAS No. 141”), and are being amortized over periods generally ranging from one to five years.

Goodwill was also recorded in conjunction with the Arch and Metrocall merger. Goodwill is not amortized but will be evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment may have occurred. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), USA Mobility has selected the fourth quarter to perform this annual impairment test. SFAS No. 142 requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit will be determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

The Company may evaluate goodwill for impairment more frequently than annually if indicators of impairment exist. Declines in the price of the Company’s common stock, among other indicators, could require an evaluation of impairment more frequently than annually and could require a goodwill impairment. The Company performed impairment tests using market capitalization as an estimate for the fair value of the reporting unit in the third and fourth quarters of 2007.

The Company did not record any impairment of long-lived assets, intangible assets or goodwill in 2005, 2006 or 2007.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The price per share of the Company’s common stock has declined over 45% since the closing price per share on December 31, 2007. This decline in the price per share of the Company’s common stock could be a circumstance that would require an impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008.

Accounts Receivable Allowances — USA Mobility extends trade credit to its customers for messaging services. Service to customers is generally discontinued if payment has not been received within approximately sixty days of billing. Once service is discontinued, accounts are subject to internal and external collection activities. If these efforts are unsuccessful, the account is written off, which generally occurs within 120 days of billing. USA Mobility records four allowances against its gross accounts receivable balance of which the two most significant are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $4.1 million and $3.3 million at December 31, 2006 and 2007, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $3.0 million and $1.3 million at December 31, 2006 and 2007, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $1.5 million and $1.3 million at December 31, 2006 and 2007, respectively.

Revenue Recognition — Revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF No. 00-21”), the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue. Accordingly, effective July 1, 2003, the Company recognizes paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Depreciation Expense — The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2007, $18.9 million of total depreciation expense of $37.6 million related to these assets.

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

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s network rationalization plans. The expected usage of the Company’s paging equipment changed in 2007 based on its network rationalization plans. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2008. For 2008, this change will result in $2.1 million in additional depreciation expense with reduced depreciation expense in future years. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any further variations from the Company’s estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

Long-Lived Assets — Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Estimated Useful
Life
Asset Classification	(In Years)

Buildings and improvements	20
Leasehold improvements	Shorter of 3 or Lease Term
Messaging devices	1-2
Paging and computer equipment	1.25-9
Furniture and fixtures	5
Vehicles	3

USA Mobility calculates depreciation on certain of its paging equipment assets using the group life method; accordingly, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized.

Severance and Restructuring — The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”). The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

Income Taxes — USA Mobility accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes, as amended (“SFAS No. 109”) and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). Deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement basis and the income tax basis of assets and liabilities, given the provisions of enacted laws. The Company provides a valuation allowance against deferred income tax assets, based on available evidence if it is more likely than not that a portion of the deferred income tax assets will not be realized.

The Company recognizes income tax benefits in its financial statements only when it is more likely than not that the tax positions creating those benefits will be sustained by the taxing authorities based on the technical merits of those tax positions. The Company assesses whether previously unrecognized tax positions may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statues. Implementation of this requirement requires the exercise of significant management judgment (see Note 6).

Shipping and Handling Costs — USA Mobility incurs shipping and handling costs to send and receive messaging devices to/from its customers. These costs are expensed as incurred and included in general and administrative expenses and amounted to $4.9 million, $4.4 million and $3.1 million for each of the three years ended December 31, 2007, respectively.

Advertising Expenses — USA Mobility incurs advertising expenses to support the Company’s marketing goals. These costs are expensed as incurred and are included in selling and marketing and general and administrative expenses. These costs amounted to $0.6 million for each of the years ended December 31, 2005 and 2006, and $0.5 million for the year ended December 31, 2007.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with remaining maturities of three months or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where the Company is required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — USA Mobility’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2006 and 2007.

Stock Based Compensation — Effective January 1, 2003, compensation expense associated with options and shares of restricted common stock (“restricted stock”) is being recognized in accordance with the fair value provisions of SFAS No. 123, Accounting for Stock Based Compensation, (“SFAS No. 123”), over the instruments’ vesting period. The transition to these provisions was accounted for and disclosed in accordance with the provisions of SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, utilizing the prospective method.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings (Loss) Per Common Share — The calculation of earnings (loss) per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive.

Recent and New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, an interpretation of SFAS No. 109. In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 6.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The FASB has issued a proposed FASB Staff Position 157-a (“FSP 157-a”) that would exclude SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions. Also, the FASB has issued a proposed FASB Staff Position 157-b (“FSP 157-b”) that would delay the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-b would defer the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. Management is currently evaluating the impact that SFAS No. 157 will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is not anticipated to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R replaces SFAS No. 141. SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Both SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that SFAS No. 141R and SFAS No. 160 will have on the Company’s financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 prescribes how an entity should recognize the income tax benefit received on dividends that are (1) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (2) charged to retained earnings under SFAS No. 123R. EITF No. 06-11 is

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the impact that EITF No. 06-11 will have on the Company’s financial position or results of operations.

Other new pronouncements issued during 2007 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

2.	Merger of Arch and Metrocall

USA Mobility is a holding company that was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. The merger was accounted for under the purchase method of accounting pursuant to SFAS No. 141. Arch was the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the consolidated balance sheet of USA Mobility at their historical basis. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities.

USA Mobility has achieved operating and other synergies through elimination of redundant overhead and duplicative network structures. Subsequent to the merger, the Company continues its review of all operating systems, the rationalization of the one-way and two-way paging networks, and the composition of the sales force. The Company expects to continue its network rationalization through 2008 and beyond as it deconstructs networks and standardizes operations and its infrastructure. In this process, the Company has incurred and expects to incur additional costs.

3.	Long-Lived Assets

Property and Equipment — Effective October 1, 2006 and January 1, 2008, USA Mobility revised the estimated depreciable life of certain of its paging equipment assets, which are depreciated under the group method. This change in useful life resulted from revisions to the timing of the Company’s network rationalization program, in order to align the useful lives of these assets with their planned removal from service. As a result of the October 1, 2006 change, depreciation expense decreased approximately $0.1 million in the fourth quarter of 2006.

The revisions to the expected usage of the Company’s paging equipment assets effective January 1, 2008 will impact the expected yearly depreciation expense for the Company’s transmitter asset component of its paging equipment assets. For 2008, this revision will result in $2.1 million in additional depreciation expense with reduced depreciation expense in future years.

The components of depreciation, amortization and accretion expenses related to property and equipment for each of the three years ended December 31, 2007 were as follows:

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)

Depreciation	$104,127	$55,613	$37,597
Amortization	24,313	14,526	9,745
Accretion	2,888	3,160	1,346

Total depreciation, amortization and accretion	$131,328	$73,299	$48,688

Asset Retirement Obligations — In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), the Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had recognized cumulative asset retirement costs of $17.4 million at December 31, 2006. In 2007 the Company recorded $3.2 million in additional asset retirement costs. During 2007 $10.7 million of fully depreciated asset retirement costs were written off, resulting in a cumulative asset retirement costs of $9.9 million at December 31, 2007. Paging equipment assets have been increased to reflect these costs and depreciation is being recognized over the estimated lives, which range between one and nine years. Depreciation, amortization and accretion expense for the years ended December 31, 2005, 2006 and 2007 included $3.5 million, $1.3 million and ($0.6) million, respectively, related to depreciation of these assets. The reduction to depreciation expense in 2007 is due to the adjustment of the asset retirement costs made in 2004. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liability balances for the periods stated were as follows:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)

Balance at December 31, 2005	$3,608	$9,924	$13,532
Accretion	498	2,662	3,160
Amounts paid	(3,168)	—	(3,168)
Reclassifications	3,631	(3,631)	—

Balance at December 31, 2006	4,569	8,955	13,524
Accretion	94	1,252	1,346
Amounts paid	(3,015)	—	(3,015)
Additional amounts recorded	947	2,249	3,196
Reclassifications	2,477	(2,477)	—

Balance at December 31, 2007	$5,072	$9,979	$15,051

The balances above were included in accrued other and other long-term liabilities, respectively, at December 31, 2005, 2006 and 2007.

The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $21.3 million through 2013. The accretion will be recorded on the interest method utilizing a 13% discount rate for the 2004 incremental estimates and a 10.6% discount rate for the 2007 incremental estimates. The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense in 2005, 2006 and 2007 included $2.9 million, $3.2 million and $1.3 million, respectively, for accretion expense on the asset retirement obligation liabilities.

Goodwill and Other Intangible Assets — Goodwill of $188.2 million at December 31, 2007 resulted from the purchase accounting related to the Metrocall acquisition (see Note 2). Based on the requirements of EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (“EITF No. 93-7”), goodwill increased by $10.0 million during the fourth quarter 2006 due to a change in management’s estimate of the ultimate tax basis of the deferred income tax assets acquired in the purchase of Metrocall.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to goodwill of $40.3 million for uncertain tax positions directly related

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the merger of Arch and Metrocall. During the year ended December 31, 2007, the Company reduced goodwill by $11.5 million due to the resolution of certain tax positions as required by EITF No. 93-7 and FIN 48 (see Note 6).

Goodwill is not amortized. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For this determination, the Company as a whole is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

The Company did not record any impairment of long-lived assets, intangible assets or goodwill in 2005, 2006 or 2007.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years.

Amortizable intangible assets are comprised of the following at December 31, 2006:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$68,775	$(43,266)	$25,509
Purchased Federal Communications Commission licenses	5	3,527	(2,718)	809
Other	1	68	(47)	21

Total intangible assets, net		$72,370	$(46,031)	$26,339

Amortizable intangible assets are comprised of the following at December 31, 2007:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$66,279	$(49,894)	$16,385
Purchased Federal Communications Commission licenses	5	2,689	(2,157)	532
Other	1	68	(56)	12

Total intangible assets, net		$69,036	$(52,107)	$16,929

Aggregate amortization expense for other intangible assets for each of the three years ended December 31, 2007 was $24.3 million, $14.5 million and $9.7 million, respectively. The estimated amortization expenses, based on current intangible balances, are $9.0 million, $7.9 million and $0.1 million for the years ended December 31, 2008, 2009 and 2010, respectively. No amortization expense is expected to be charged after 2010.

4.	Long-term Debt

As of December 31, 2007, the Company had no borrowings or associated debt service requirements.

5.	Stockholders’ Equity

General

The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2007, there were 27,340,033 and 27,305,379 shares of common stock and no shares of preferred stock outstanding, respectively. In addition, at December 31, 2006 there were 269,139 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. During the third quarter 2007, the Company issued 460 shares of common stock under the Arch plan of reorganization. At December 31, 2007, 268,679 shares of common stock remained in the reserve for the Arch plan of reorganization. In January 2008, the Company issued an additional 2,104 shares of common stock under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

Cash Distributions to Stockholders — The following table details information on the Company’s cash distributions for each of the three years ended December 31, 2007:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Amount
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50		$40,691
2006(1)	June 7	June 30	July 21	3.00		81,396
	November 1	November 16	December 7	0.65		17,508
2007	February 7	February 22	March 15	0.65		17,944
	May 2	May 17	June 7	1.65	(2)	44,871
	August 1	August 16	September 6	0.65		17,715
	October 30	November 8	November 29	0.65		17,720

Total				$8.75		$237,845

(1)	On August 8, 2006 the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(2)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

Cash distributions paid as disclosed in the statement of cash flows for the year ended December 31, 2007 include previously declared cash distributions on shares of vested restricted stock issued in January, April, July and October 2007 under 2005 Grant.

On February 13, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.65 per share of common stock, with a record date of February 25, 2008, and a payment date of March 13, 2008. This cash distribution of approximately $17.8 million will be paid from available cash on hand.

Arch Wireless, Inc. New Common Stock — Upon the effective date of the Arch plan of reorganization, all of the Arch predecessor company’s preferred and common stock, and all stock options were cancelled. Arch’s authorized capital stock consisted of 50,000,000 shares of common stock. Each share of common stock had a par value of $0.001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares were reserved for issuance under Arch’s plan of reorganization, to be issued from time to time, as unsecured claims were resolved. Approximately 268,679 of these shares remain at December 31, 2007, to be issued pursuant to Arch’s plan of reorganization. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2003. All shares of Arch’s new common stock were exchanged for a like number of shares of USA Mobility common stock.

Additional Paid-in Capital — During each of the three years ended December 31, 2007, additional paid-in capital decreased by $15.0 million, $45.3 million and $102.4 million, respectively due to the recognition of uncertain tax positions, the adjustment of the deferred income tax assets established in 2003, cash distributions to stockholders, and the vesting and repurchases of restricted stock under the 2005 grant of restricted stock (“2005

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant”). This was offset by the amortization of stock based compensation and issuance of restricted stock units (“RSUs”), cash distributions and common stock issued to the non-executive directors discussed below.

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options and outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. The Company acquired a cumulative total of 28,762 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the restricted stock that vested during 2007. The shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2007. Restricted stock and RSUs to be issued upon vesting totaled 155,359 at December 31, 2007. These shares were excluded from the computation of weighted average shares outstanding, as inclusion would be anti-dilutive. The components of basic and diluted net income (loss) per common share for each of the three years ended December 31, 2007 were as follows:

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands, except share and
	per share amounts)

Net income (loss)	$12,907	$40,181	$(5,198)

Weighted average shares of common stock outstanding	27,275,040	27,399,811	27,442,444
Dilutive effect of options to purchase common stock, restricted stock and RSUs	152,080	182,566	—

Weighted average shares of common stock and common stock equivalents	27,427,120	27,582,377	27,442,444

Net income (loss) per common share
Basic	$0.47	$1.47	$(0.19)

Diluted	$0.47	$1.46	$(0.19)

USA Mobility, Inc. Equity Incentive Plan

In connection with and prior to the merger, the Company established the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Board of Directors in the form of common stock, stock options, restricted stock, stock grants or units. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through December 31, 2007:

Activity

Equity securities approved	1,878,976
Less: Restricted stock issued to management
2005 Grant	(103,937)
2006 Grant	(132,572)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(4,299)
RSUs(1)	(19,605)
Common stock(2)	(8,392)
Add: Restricted stock forfeited by management
2005 Grant	22,488
2006 Grant	18,919

Total available at December 31, 2007	1,651,578

(1)	RSUs issued to non-executive members of the Board of Directors for services performed (which include 2,466 RSUs issued for cash distributions).

(2)	Shares of common stock issued in lieu of cash payments to non-executive members of the Board of Directors for services performed.

Restricted Stock — On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees (“2005 Grant”). Effective November 2, 2005, the Board of Directors amended the vesting schedule for the 2005 Grant. The vesting date for the initial two-thirds of the restricted stock for each eligible employee was January 1, 2007, with the remaining restricted stock vesting ratably over the course of 2007, such that by January 1, 2008, all restricted stock awarded were fully vested. The Company used the fair-value based method of accounting for the 2005 Grant and ratably amortized the $2.2 million to expense over the 31 months vesting period. A total of $0.6 million, $1.4 million and $0.2 million were included in stock based compensation expense for the years ended December 31, 2005, 2006 and 2007, respectively, in relation to the 2005 Grant.

The following table details the activity related to the 2005 Grant. The shares sold to the Company in payment of required tax withholdings were sold based on the closing price per share of the Company’s common stock on the last trading day prior to the vesting date.

	Vesting / Sales		Shares Sold to	Shares Issued
Vesting Date	Price per Share(1)	Shares Vested	the Company(2)	and Outstanding

January 1, 2007	$22.37	55,616	(22,403)	33,213
April 2, 2007	19.93	6,708	(2,165)	4,543
July 2, 2007	26.76	6,708	(2,144)	4,564
October 1, 2007	16.87	6,400	(2,050)	4,350
January 1, 2008	14.30	6,017	(2,254)	3,763

Total		81,449	(31,016)	50,433

(1)	The vesting / sales price per share is the closing price per share of the Company’s common stock on the last trading day prior to the vesting date.

(2)	Shares of vested restricted stock were sold to the Company in payment of required tax withholdings at the vesting /sales price per share on the relevant vesting date. The shares of vested restricted stock purchased by the Company were retired and will not be reissued.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. During 2005, 2006 and 2007, 15,835 shares, 5,615 shares and 1,038 shares, respectively, were forfeited under the 2005 Grant resulting in a cumulative forfeiture total of 22,488 shares of restricted stock as of December 31, 2007.

On February 1, 2006, the Company awarded 127,548 shares of restricted stock to certain eligible employees (“2006 Grant”). The vesting date for the 2006 Grant is January 1, 2009. An additional 5,024 shares were granted during the second quarter of 2006. The Company used the fair-value based method of accounting for the 2006 Grant and will ratably amortize the $3.2 million to expense over the 36 months vesting period. A total of $1.1 million and $1.0 million was included in stock based compensation expense for the years ended December 31, 2006 and 2007, respectively, in relation to the 2006 Grant.

Any unvested shares granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. During 2006 and 2007, 7,393 shares and 11,526 shares were forfeited under the 2006 Grant, resulting in a cumulative forfeiture total of 18,919 shares of restricted stock. As of December 31, 2007, there were 113,653 shares scheduled to fully vest by January 1, 2009 in relation to the 2006 Grant.

Cash Award — Also on February 1, 2006, the Company provided for long-term cash performance awards to the same certain eligible employees. The vesting date for these long-term cash performance awards is January 1, 2009 and payment will be made after the vesting date. The Company will ratably amortize the $3.3 million to expense over the 36 months vesting period.

A total of $1.1 million was included in payroll and related expenses for each of the years ended December 31, 2006 and 2007, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Board of Directors Equity Compensation — On May 3, 2006, the Board of Directors granted the non-executive directors RSUs in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. RSUs were granted quarterly under the Equity Plan pursuant to a Restricted Stock Unit Agreement, based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive director would receive $40,000 per year of RSUs ($50,000 for the chair of the Audit Committee), to be issued on a quarterly basis.

The following table details information on the RSUs awarded to the Company’s non-executive directors during 2006 and 2007:

	Service Period	RSUs Awarded For		RSUs Awarded
	for the Three		Cash	and
Year	Months Ended	Quarterly Fee	Distributions	Outstanding

2006	June 30	4,372	667	5,039
	September 30	3,176	—	3,176
	December 31	3,241	211	3,452
2007	March 31	3,639	391	4,030
	June 30	2,711	1,197	3,908

Total		17,139	2,466	19,605

No shares of common stock were to be issued for the RSUs until the earlier of (1) the date the participant is no longer an eligible director, or (2) immediately prior to a change in the ownership of the Company. Prior to the issuance of shares of common stock underlying the RSUs, the RSUs represent unsecured obligations of the Company. USA Mobility used the fair-value based method of accounting for the RSU award.

On August 1, 2007 the Board of Directors approved an acceleration in the conversion date for existing RSUs. Existing RSUs will be converted into shares of common stock on the earlier of: (1) a director’s departure from the

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors; (2) a change in control of the Company (as defined in the Equity Plan); or (3) the second trading day following the day that the Company files its 2007 Annual Report on Form 10-K with the SEC. At December 31, 2007 there were 19,605 RSUs awarded and outstanding.

The Board of Directors also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each non-executive director when the RSUs are converted into shares of common stock. In 2007, the Company set aside approximately $26,000 for cash distributions on existing RSUs for the cash distribution declared on August 1, 2007 and October 30, 2007.

Finally, on August 1, 2007 with an effective date of July 1, 2007 the Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service restricted stock in addition to cash compensation for service on the Board of Directors as well as standing committees of the Board of Directors on which they serve. The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant provided the non-executive director maintains continuous service on the Board of Directors. Future cash distributions related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests.

On October 1, 2007, the Company issued 4,299 shares of restricted stock to the Company’s non-executive directors for service performed in the third quarter 2007 based on the Company’s closing stock price of $16.87 per share on September 28, 2007. On January 2, 2008, the Company issued 5,068 shares of restricted stock to the Company’s non-executive directors for service performed in the fourth quarter 2007 based on the Company’s closing stock price of $14.30 per share on December 31, 2007. These shares of restricted stock will reduce the number of shares eligible for issuance under the Equity Plan.

On November 29, 2007, the Company set aside approximately $3,000 for cash distributions on restricted stock for the cash distribution declared on October 30, 2007.

A total of $0.2 million was included in stock based compensation expense for each of the years ended December 31, 2006 and 2007, respectively, in relation to the RSUs and restricted stock issued to non-executive directors of the Board of Directors.

In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors. At that time 2,704 RSUs were converted into shares of common stock and issued to the non-executive director. In addition, the related cash distributions on the RSUs were paid. Finally, 1,292 shares of restricted stock and the related cash distributions were forfeited.

Board of Directors Common Stock — In lieu of cumulative cash payments of $189,600 for directors’ fees earned from the date of the merger on November 16, 2004 through December 31, 2006, two non-executive directors elected to receive a cumulative total of 6,926 shares of common stock, based upon the closing price per share of the Company’s common stock on the last trading day prior to each quarterly issuance.

In lieu of cumulative cash payments of $40,000 for directors’ fees earned during 2007, one non-executive director elected to receive a cumulative total of 2,165 shares of common stock (which includes 699 shares of common stock issued in January 2008 for service performed in fourth quarter 2007), based upon the closing price per share of the Company’s common stock on the last trading day prior to each quarterly issuance.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The significant components of USA Mobility’s income tax expense attributable to current operations for each of the three years ended December 31, 2007 were as follows:

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)

Income before income tax expense	$23,484	$71,741	$81,447

Current:
Federal tax	2,157	13,000	(5,068)
State tax	854	2,215	450
Foreign tax	105	148	(732)

	3,116	15,363	(5,350)

Deferred:
Federal tax	5,055	12,200	82,152
State tax	2,406	3,997	9,843

	7,461	16,197	91,995

Total income tax expense	$10,577	$31,560	$86,645

The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and the effective tax rate:

	For the Year Ended December 31,
	2005	2006	2007

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	3.8%	3.8%	4.6%
State law changes	6.2%	2.7%	0.2%
FIN 48 interest:
Reversal due to lapse of statue of limitations	—	—	(3.1%)
Accrual on unrecognized tax positions	—	—	2.4%
Change in valuation allowance	—	1.1%	66.6%
Other	—	1.4%	0.7%

Effective tax rate	45.0%	44.0%	106.4%

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of USA Mobility’s deferred income tax assets at December 31, 2006 and 2007 were as follows:

	December 31,
	2006	2007
	(Dollars in thousands)

Current:
Deferred income tax asset	$18,399	$13,042
Valuation allowance	—	(4,775)

	18,399	8,267

Long-term:
Deferred income tax asset	181,001	136,427
Valuation allowance	(757)	(50,208)

	180,244	86,219

Total deferred income tax assets	$198,643	$94,486

A summary of USA Mobility’s deferred income tax assets at December 31, 2006 and 2007 were as follows:

	December 31,
	2006	2007
	(Dollars in thousands)

Net operating losses	$44,413	$47,445
Intangibles and other assets	123,619	89,461
Property and equipment	12,760	(374)
Contributions carryover	757	728
Accruals and accrued loss contingencies	17,851	12,209

	199,400	149,469
Valuation allowance	(757)	(54,983)

Total deferred income tax assets	$198,643	$94,486

Net Operating Losses — At December 31, 2007, the Company had unused gross net operating loss carry-forwards for financial reporting purposes of approximately $122.0 million, and a similar amount for state purposes, which will expire in various amounts through 2027. For Federal income tax purposes the Company had net operating loss carryovers of $865.0 million, which also expire in various amounts through 2027. The difference between the net operating loss carryovers for financial and tax reporting is due to positions taken for income tax purposes that have not been recognized for financial reporting purposes and the limitations imposed on the use of net operating losses pursuant to the ownership change rules of the Internal Revenue Code (“IRC”) Section 382.

Valuation Allowance — SFAS No. 109 requires USA Mobility to evaluate the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all of USA Mobility’s deferred income tax assets will be realized in future periods. Upon emergence from bankruptcy on May 29, 2002, Arch had not generated income before tax expense for any prior year, projections indicated losses before tax expense for early future periods and Arch had just reorganized under Chapter 11. Since significant positive evidence of realizability did not then exist, a valuation allowance was established against the deferred income tax assets at that time.

During the quarter ended December 31, 2003, Arch management determined the available positive evidence carried more weight than the historical negative evidence and concluded it was more likely than not that the deferred income tax assets would be realized in future periods. Therefore, the $207.6 million valuation allowance was

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

released in the quarter ended December 31, 2003. The positive evidence management considered included operating income and cash flows for 2002 and 2003, Arch’s repayment of debt well ahead of scheduled maturities and anticipated operating income and cash flows for future periods in sufficient amounts to utilize the deferred income tax assets.

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

In accordance with provisions of the IRC, Arch was required to apply the cancellation of debt rules arising from its plan of reorganization against tax attributes existing as of December 31, 2002. Essentially, the forgiveness of debt is not treated as immediate taxable income, instead it is treated as a reduction of existing tax attributes, such as net operating loss carryovers and the basis of assets, among other tax attributes. The tax law regarding the method utilized to allocate the cancellation of debt income to existing tax attributes is subject to varied interpretations and differences may have a material effect on the future tax position of USA Mobility.

As a result of the method used by Arch management to allocate cancellation of debt income to existing tax attributes for financial reporting purposes as of December 31, 2002, Arch had no net operating losses remaining and the tax basis of certain other tax assets were reduced. In August 2003, the Internal Revenue Service (“IRS”) issued new regulations regarding the allocation of cancellation of debt income. Arch evaluated these regulations and determined that an alternative method of allocation was more applicable to the facts than the method utilized at December 31, 2002. This method resulted in approximately $19.0 million of additional deferred income tax assets and stockholders’ equity being recognized in 2003 than would have been recognized using the allocation method applied for financial reporting purposes as of December 31, 2002. Had this revised method been utilized at December 31, 2002, the only effect on the Company’s consolidated financial statements would have been to the gross amounts of the deferred income tax assets, because Arch had a full valuation allowance in place at that time.

For the years ended December 31, 2004, 2005 and 2006 the Company’s management determined that no valuation allowance was required as it was more likely than not that the deferred income tax assets would be recoverable except at December 31, 2006 for the valuation allowance related to the charitable contributions carry-forward.

During the first three quarters of 2007 the Company experienced revenue and subscriber erosion within its direct customer base that had exceeded its earlier expectations. As part of the Company’s regular year-end planning process management evaluated these trends and concluded that there was uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2007. Using forecasted taxable income through 2022 along with the available positive and negative evidence the Company’s management concluded that, based on the requirements of SFAS No. 109, all of its deferred income tax assets would not be recoverable at December 31, 2007. A valuation allowance of $55.0 million was then recorded in the fourth quarter to reduce the deferred income tax assets to their estimated recoverable amounts. Changes in the Company’s forecast of future taxable income along with all other evidence could result in adjustments to the valuation allowance and in changes to income tax expense, stockholders’ equity and the Company’s future net income.

On February 13, 2008 the President of the United States signed the Economic Stimulus Act of 2008 (“Stimulus Act”). The Stimulus Act (among other items) provides for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company is currently assessing the impact that the

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stimulus Act will have on its deferred income tax asset valuation allowance. As required by SFAS No. 109 the impact of the Stimulus Act will be reflected in the period of enactment, in this case 2008.

FIN 48 — USA Mobility adopted the provisions of FIN 48 on January 1, 2007, which resulted in the recording of an additional liability of $32.8 million for uncertain tax positions. This $32.8 million involved an increase to income tax payable of $32.8 million; an increase to goodwill of $40.3 million; a decrease to additional paid-in capital of $3.0 million; and a decrease to long-term deferred income tax assets of $10.5 million. The Company recorded a liability for uncertain tax positions of $19.4 million; therefore, the total liability for uncertain tax positions on January 1, 2007 was $52.2 million, which included accrued interest of approximately $3.0 million.

The total unrecognized income tax benefits as of January 1, 2007 were $372.4 million. This amount reflects positions taken for income tax purposes that do not meet the more likely than not standard as required by FIN 48.

Due to the expiration of assessment statutes during the third quarter of 2007, the Company reduced its income tax liability for uncertain tax positions by $20.7 million. Of this reduction, approximately $7.4 million was initially recorded as a reduction of income tax expense; $11.6 million as a reduction of goodwill related to the acquisition of Metrocall in 2004; and $1.7 million as a reduction of long-term deferred income tax assets.

Included in the above $20.7 million reduction in the liability for uncertain income tax positions is a reduction of income tax related interest of $2.8 million. Approximately $2.5 million of this was recorded as a reduction of income tax expense with the remainder reducing goodwill. The total accrued income tax related interest at December 31, 2007 of $2.1 million is included as part of the $28.6 million discussed below.

The Company recognized additional accrued interest expense of approximately $0.4 million related to uncertain tax positions for the quarter ended December 31, 2007. For the twelve months ended December 31, 2007, the Company accrued approximately $2.0 million of income tax related interest.

A reconciliation of the total unrecognized tax benefits at December 31, 2007 is as follows:

(Dollars in thousands)

Balance at December 31, 2006	$372,419
Decrease related to prior year tax positions	(4,223)
Lapse of statute of limitations	(18,147)

Balance at December 31, 2007	$350,049

The total unrecognized income tax benefits as of December 31, 2007 are approximately $350.0 million, of which $28.6 million is currently recorded as a liability for uncertain tax positions. The remainder is an unrecorded deferred income tax asset, of which approximately $213.0 million could be subject to the IRC Section 382 limitation, which could limit the Company’s ability to utilize that benefit.

Included in the balance of unrecognized income tax benefits as of December 31, 2007, are potential benefits of $0.8 million, which if recognized, would affect the effective tax rate on income from continuing operations. There are also $30.3 million of unrecognized tax benefits that, if recognized, would decrease goodwill and $318.9 million that, if recognized, would be recorded directly to additional paid-in capital.

Income Tax Audits — The IRS is auditing the Federal consolidated income tax returns of Metrocall for the short period January 1, 2004 through November 16, 2004 and the Company’s 2006 income tax return. The audits are in the initial phases and no findings or adjustments have been proposed by the IRS. The IRS has requested an extension of the three-year statute of limitations for the short period ended November 16, 2004. Therefore, the Company does not anticipate a decrease of the liability for uncertain tax positions during 2008.

Restatement — During the fourth quarter of 2007, management determined that $4.8 million of the original reduction of income tax expense during the third quarter of $7.4 million was attributable to a deferred income tax asset existing prior to Arch’s emergence from bankruptcy. In accordance with American Institute of Certified Public

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accountants Statement of Positions 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and SFAS No. 109 third quarter income tax expense has been revised to reflect an increase of $4.8 million. The $4.8 million reduction in the income tax liability has been treated as an increase to additional paid-in capital.

7.	Commitments and Contingencies

Contractual Obligations — In August 2005, the Company, through a subsidiary, entered into a Master Lease Agreement (“MLA”) with a subsidiary of Global Signal, Inc. (“Global Signal”) under which the Company and/or its affiliates may lease space for their equipment on communications sites currently and subsequently owned, managed or leased by Global Signal. The MLA was effective as of July 1, 2005 and expire on December 31, 2008. Under the MLA, the Company may locate up to a specified maximum number of transmitters on Global Signal’s sites for a fixed monthly fee. The fixed monthly fee decreases periodically over time from approximately $1.6 million in July 2005 to approximately $1.0 million per month in 2008. On January 12, 2007 Global Signal merged into a subsidiary of Crown Castle International Corp.

In January 2006, USA Mobility entered into a MLA with American Tower Corporation (“ATC”). Under the MLA, USA Mobility will pay ATC a fixed monthly amount in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The MLA was effective January 1, 2006 and expires on December 31, 2010. The fixed monthly fee decreases periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010.

In September 2006, USA Mobility renegotiated an existing contract with a vendor under which the Company is committed to purchase $24.0 million in telecommunication services through September 2008. In August 2007 the Company signed an amendment, which extended the service period through March 2010 with a revised total commitment of $23.5 million.

In January 2007, USA Mobility entered into a contract under which the Company is committed to deconstruct 2,000 transmitters over a two-year period ending in December 2008 at a cost of approximately $1,700 per site including shipping and handling costs. In November 2007, an amendment to this agreement was signed. The revised cost per deconstruction is approximately $1,900 per site including taxes, shipping and handling.

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to handle its customer billing/provisioning system. The total cost is estimated to be approximately $7.5 million over the five-year contract term, of which the Company is contractually obligated for $2.7 million as reflected in the table of contractual obligations above.

In September 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. If the Company approves the modification, the agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period.

Other Commitments — USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have three-year contract requirements but are renewed annually. The deposits related to these LOCs are classified within other assets on the consolidated balance sheet.

Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse impact on the Company’s financial results or operations (see Note 7).

USA Mobility is involved in the following ongoing cases. On July 2, 2007 the Company was named as a defendant in a breach of contract suit, Commerce Limited Partnership #9406 (“Commerce”) v. Metrocall, Inc., filed in the Judicial District Court; Parish of East Baton Rouge, Louisiana, alleging that the Company owes Commerce, a prior lessor, monetary damages of up to $0.8 million. The parties have exchanged initial disclosures. In the

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s view, this suit is without merit and will not have a material adverse impact on the Company’s financial results or operations.

USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y, alleging that the Company owes a property tax filing services firm monetary damages of up to $3.3 million in addition to amounts already paid by the Company to the firm under the contract. The Company was served with the complaint in this action on October 26, 2006 and filed its answer to the complaint on December 5, 2006, denying all of the plaintiff’s allegations. The parties have exchanged initial disclosures under Federal Rule of Civil Procedure 26 and undertaken discovery and depositions. A mandatory settlement conference was conducted in January 2008 with no resolution of the suit. The parties have agreed to mediation in an effort to resolve the suit. In the Company’s view, this suit is without merit and will not have a material adverse impact on the Company’s financial results or operations.

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

USA Mobility awaits the written opinion of the district court and will determine whether to pursue a further appeal. If it chooses not to pursue an appeal of the decision of the district court affirming the bankruptcy court’s denial of Arch’s motion for contempt against Nationwide, or it pursues an appeal of the district court’s decision but does not prevail on the appeal, and in either event the stay is lifted, then USA Mobility intends to defend the 2006 Superior Court Case, and also to defend the claims by Nationwide in the 2002 Superior Court Case. Further, if the stay is lifted, Arch intends to prosecute vigorously its counterclaims against Nationwide. In the Company’s view these suits are without merit and will not have a material adverse impact on the Company’s financial results or operations.

USA Mobility is also involved as a successor in liability in the case PageNet, Inc. (“PageNet”) v. The State of Florida, Department of Revenue (“DOR”). In 2002 PageNet contested a tax assessment issued against PageNet by DOR alleging that PageNet owes sales and use tax arising from PageNet acquisitions in the 1990s. The parties have exchanged initial disclosures and conducted informal settlement discussions. In the Company’s view, this suit appears to be without merit and will not have a material adverse impact on the Company’s financial results or operations.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is reviewing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible.

Future minimum lease payments under non-cancelable operating leases at December 31, 2007 were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2008	$44,316
2009	25,029
2010	19,094
2011	4,041
2012	1,654
Thereafter	516

Total	$94,650

These leases typically include renewal options and escalation clauses. Where material, the Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent expense and rent paid is recorded as prepaid rent and is included in either prepaid expense and other or in other assets in the consolidated balance sheets.

Total rent expense under operating leases for each of the three years ended December 31, 2007, was approximately $145.7 million, $110.9 million and $92.6 million, respectively.

Interconnection Commitments — As a result of various decisions by the Federal Communications Commission (“FCC”) over the last few years, USA Mobility no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with the Company’s services. In some instances, USA Mobility received refunds for prior payments to certain local exchange carriers. USA Mobility had entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. USA Mobility may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for the Company, depending on further FCC disposition of these issues and the agreements reached between USA Mobility and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the FCC in USA Mobility’s favor, the Company may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on USA Mobility’s operating results, these or similar requirements could, in the future, have a material adverse effect on the Company’s operating results.

Indemnification Agreements — The Company and certain of its subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of its present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of USA Mobility’s insurance policy coverage, USA Mobility believes the estimated fair value of these indemnification agreements is immaterial. Therefore the Company has not recorded a liability for these agreements as of December 31, 2006 and 2007.

Pending Regulatory Action — On June 8, 2007, the FCC issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of alternating current commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new backup power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (which has yet to occur). The Back-up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the backup power requirement, indicating which facilities will qualify for these exemptions. The Back-up Power Order also provided that a CMRS carrier need not deploy backup power at a given transmitter site if it can ensure that backup power is available for 100 percent of the area covered by that site through alternative means.

Wireless voice providers sought judicial review of the FCC’s initial order imposing a backup power mandate, and further appeals are expected regarding the Back-up Power Order. In January 2008 the Company petitioned for review of the Back-up Power Order in the DC Circuit Court of Appeals (“Court”). The petition requested an expedited review by the Court, which was granted. At the time the Company filed the petitions, Sprint Nextel Corporation filed a stay motion, which was granted by the Court on February 28, 2008.

The Company believes that the mandate should not apply to paging carriers for a variety of reasons, including the fact that the Company’s simulcast capabilities and satellite-controlled network already ensure continuing operation in many cases when a single transmitter loses power. The Company is also evaluating the potential burdens of complying with the Back-up Power Order, in the event it is not vacated or modified. Although those burdens are uncertain at this early stage, the Company expects that compliance with the Back-up Power Order would entail significant capital investment and related expenses, and that such costs could have a material impact on the Company’s operations.

8.	Employee Benefit Plans

Arch Long-term Incentive Plan — In June 2003, Arch’s Board of Directors approved a long-term incentive plan to retain and attract key members of management and to align their interests with those of Arch’s stockholders (“2003 Arch LTIP”). Payments under this plan were based on the annual management incentive payment for 2003, which was paid by Arch in the first quarter of 2004. At that time, the annual incentive payment amount was also converted into a number of units, derived based on the average price of Arch’s common stock for ten days prior to the annual incentive payment. Payment under the long-term incentive plan would occur on the second anniversary following the 2003 annual incentive payment. As part of the merger USA Mobility assumed the obligations of this plan. The amount of the payment was determined by multiplying the number of units for each participant by the average price of USA Mobility’s common stock at that point in time. Therefore, the liability associated with the long-term incentive plan fluctuated in each reporting period based on the price of USA Mobility’s common stock in each reporting period. Each participant’s units vested as follows: 1/3 upon the 2003 annual incentive payment date and 1/3 on each subsequent anniversary. The plan included provisions that required payment prior to the second anniversary following the 2003 annual incentive payment under certain circumstances, such as the involuntary termination of a participant without cause or a change in control of Arch. At December 31, 2005, current liabilities included $1.7 million associated with this plan. This amount was paid to participants in March 2006.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Metrocall, Inc. Savings and Retirement Plan — The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, was open to all Metrocall employees working a minimum of twenty hours per week with at least thirty days of service. The Savings Plan qualifies under section 401(k) of the IRC. Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall had agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours of more. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Matching contributions under the Savings Plan were approximately $0.1 million for the period November 16 to December 31, 2004. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Metrocall, Inc. Savings and Retirement Plan that was subsequently renamed the USA Mobility, Inc. Savings and Retirement Plan. Matching contributions under the Savings Plan were approximately $1.3 million, $0.9 million and $0.9 million for each of the three years ended December 31, 2007, respectively.

USA Mobility, Inc. Severance Pay Plan — The USA Mobility, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with USA Mobility, as defined. Eligible terminated employees will receive two weeks of compensation for each year of service, up to a maximum of six months of compensation with a minimum compensation of two weeks. The Company maintains a substantially similar type of severance pay plan for executive employees above the level of vice-president. As of December 31, 2007, the accrued severance and restructuring liability included $5.6 million associated with these plans.

9.	Stock Based Compensation

Compensation expense associated with stock options and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R, over the instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the periods stated.

	For the Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands)

Service, rental and maintenance expense	$260	$320	$112
Selling and marketing expense	226	570	303
General and administrative expense	2,346	1,838	997

Total stock based compensation expense	$2,832	$2,728	$1,412

10.	Accrued Liabilities

Accrued Severance and Restructuring — At December 31, 2006, the balance of the accrued severance and restructuring was as follows:

	December 31,			December 31,
	2005	Charges	Cash Paid	2006
	(Dollars in thousands)

Severance costs	$1,856	$4,163	$(3,275)	$2,744
Restructuring costs	—	423	(423)	—

Total accrued severance and restructuring	$1,856	$4,586	$(3,698)	$2,744

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued severance and restructuring charges incurred in 2007 primarily relate to staff reductions as the Company continues to match its employee levels with operational requirements. At December 31, 2007, the balance of accrued severance and restructuring was as follows:

	December 31,				December 31,
	2006	Charges	Reclass	Cash Paid	2007
	(Dollars in thousands)

Severance costs	$2,744	$5,530	$—	$(2,664)	$5,610
Restructuring costs	—	899	—	(899)	—
Reclassifications	—	—	194	(194)	—

Total accrued severance and restructuring	$2,744	$6,429	$194	$(3,757)	$5,610

Reclassifications represent reclassification of accrued liabilities for the cash award under the 2007 short-term incentive plan paid to severed employees. The balance of accrued severance and restructuring will be paid during 2008.

Accrued Other — Accrued other consist of the following for the periods stated.

	December 31,
	2006	2007
	(Dollars in thousands)

Accrued outside services	$3,980	$1,842
Accrued other	4,060	4,611
Asset retirement obligation — short-term	4,569	5,072

Total accrued other	$12,609	$11,525

11.	Other Long-Term Liabilities

Other long-term liabilities consist of the following for the periods stated.

	December 31,
	2006	2007
	(Dollars in thousands)

Income taxes	$17,723	$28,585
Asset retirement obligation — long-term	8,955	9,979
Escheat liability — long-term	625	1,465
Distributions payable	466	938
Other long-term liabilities	1,615	2,385

Total other long-term liabilities	$29,384	$43,352

12.	Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. For the years ended December 31, 2005, 2006 and 2007, the Company paid $23.6 million and $10.2 million, $17.8 million and $18.6 million, and $16.0 million and $15.5 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and effective January 1, 2008 will no longer be a related party.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Reporting

USA Mobility believes it currently has one operating segment: domestic operations.

14.	Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2006 and 2007 are summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share amounts)

For the Year Ended December 31, 2006:
Revenues	$134,892	$127,205	$119,553	$116,044
Operating income	19,849	18,720	14,914	13,590
Net income	12,265	10,952	8,659	8,305
Basic net income per common share	0.45	0.40	0.32	0.30
Diluted net income per common share	0.45	0.40	0.31	0.30

			Third
	First	Second	Quarter	Fourth
	Quarter	Quarter	(Restated)	Quarter
	(Dollars in thousands except per share amounts)

For the Year Ended December 31, 2007:
Revenues	$111,542	$107,470	$105,424	$100,188
Operating income	21,797	20,884	19,521	13,647
Net income (loss)(1)	13,026	12,966	15,468	(46,658)
Basic net income (loss) per common share(1)(2)	0.47	0.47	0.56	(1.70)
Diluted net income (loss) per common share(1)(2)	0.47	0.47	0.56	(1.70)

(1)	See Note 6 for the impact of income tax expense on the Company’s third and fourth quarter results. Third quarter net income has been adjusted by $4.8 million to reflect a change in income tax expense due to the impact of the expiration of assessment statutes on income tax liabilities. Fourth quarter net income reflects an income tax expense of $54.3 million recorded to increase the valuation allowance against the deferred income tax assets.

(2)	Earnings (loss) per share for both basic and diluted is computed independently for each period presented. As a result, the sum of the quarterly earnings (loss) per share for the year ended December 31, 2007 does not equal the total computed for the year.

SCHEDULE II

USA MOBILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts,
Service Credits and Other	Balance at Beginning of Period	Charged to Operations	Write-offs	Balance at End of Period
	(Dollars in thousands)

Year ended December 31, 2005	$8,293	$25,411	$(26,752)	$6,952

Year ended December 31, 2006	$6,952	$17,204	$(15,574)	$8,582

Year ended December 31, 2007	$8,582	$8,561	$(11,273)	$5,870

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004(2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003(3)
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent(2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly(2)
10.4	Amendment No. 1 to the Credit Agreement(7)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(7)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan(5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan(5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan(6)
10.9	USA Mobility, Inc. Equity Incentive Plan(7)
10.10	Offer Letter, dated as of May 6, 2005, between USA Mobility, Inc. and Scott B. Tollefsen(8)
10.11	Offer Letter, dated as of December 14, 2005, between USA Mobility, Inc. and Mark Garzone(12)
10.12	USA Mobility, Inc. Long-term Cash Incentive Plan(10)
10.13	Form of Award Agreement for the Long-term Cash Incentive Plan(10)
10.14	Form of Restricted Stock Agreement for the Equity Incentive Plan(10)
10.15	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(10)
10.16	USA Mobility, Inc. 2006 Senior Management Bonus Plan(10)
10.17	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO)(13)
10.18	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)(14)
10.19	Employment Agreement, dated as of October 20, 2007, between USA Mobility, Inc. and Vincent D. Kelly (amended)(15)
10.20	USA Mobility, Inc. Long-term Cash Incentive Plan (amended)(15)
10.21	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended)(15)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant(9)
16.2	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant(11)
21.1	Subsidiaries of USA Mobility(7)
23.1	Consent of PricewaterhouseCoopers LLP(15)
23.2	Consent of Grant Thornton LLP(15)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 13, 2008(15)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 13, 2008(15)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 13, 2008(15)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 13, 2008(15)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.

(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.

(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(6)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(9)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 22, 2004.

(10)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.

(11)	Incorporated by reference to USA Mobility’s Amended Current Report on Form 8-K/A filed on June 26, 2006.

(12)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2006.

(13)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on April 18, 2007.

(14)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(15)	Filed herewith.