Form 10-Q
period 2008-03-31
USA Mobility, Inc
filed 2008-05-09
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,337,403 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of May 2, 2008.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2007	2008
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$64,542	$68,978
Accounts receivable, net	28,044	26,401
Prepaid expenses and other	8,608	8,392
Deferred income tax assets, net	8,267	7,170

Total current assets	109,461	110,941
Property and equipment, net	75,669	69,649
Goodwill	188,170	—
Intangible assets, net	16,929	14,683
Deferred income tax assets, net	86,219	79,581
Other assets	7,634	7,157

TOTAL ASSETS	$484,082	$282,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,418	$48,523
Distributions payable	93	1,033
Customer deposits	1,592	1,516
Deferred revenue	12,059	11,523

Total current liabilities	67,162	62,595
Other long-term liabilities	43,352	41,188

TOTAL LIABILITIES	110,514	103,783

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	373,565	356,025
Accumulated deficit	—	(177,800)

TOTAL STOCKHOLDERS’ EQUITY	373,568	178,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,082	$282,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2007	2008
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$107,142	$89,887
Product sales	4,400	4,871

Total revenues	111,542	94,758

Operating expenses:
Cost of products sold	687	1,081
Service, rental and maintenance	39,033	33,969
Selling and marketing	10,242	7,836
General and administrative	26,448	21,808
Severance and restructuring	17	145
Depreciation, amortization and accretion	13,318	12,513
Goodwill impairment	—	188,170

Total operating expenses	89,745	265,522

Operating income (loss)	21,797	(170,764)
Interest income, net	951	578
Other (expense) income, net	(516)	125

Income (loss) before income tax expense	22,232	(170,061)
Income tax expense	9,206	7,739

Net income (loss)	$13,026	$(177,800)

Basic net income (loss) per common share	$0.47	$(6.48)

Diluted net income (loss) per common share	$0.47	$(6.48)

Basic weighted average common shares outstanding	27,434,418	27,459,068

Diluted weighted average common shares outstanding	27,578,066	27,459,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended
	March 31,
	2007	2008
	(In thousands and unaudited)

Cash flows from operating activities:
Net income (loss)	$13,026	$(177,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	13,318	12,513
Goodwill impairment	—	188,170
Deferred income tax expense	8,052	7,735
Amortization of stock based compensation	428	246
Provisions for doubtful accounts, service credits and other	3,327	1,567
Non-cash transaction tax accrual adjustments	(1,530)	(946)
Loss on disposals of property and equipment	648	12
Changes in assets and liabilities:
Accounts receivable	(2,435)	76
Prepaid expenses and other	2,121	363
Intangibles and other long-term assets	493	477
Accounts payable and accrued liabilities	(1,634)	(5,766)
Customer deposits and deferred revenue	3	(613)
Other long-term liabilities	919	—

Net cash provided by operating activities	36,736	26,034

Cash flows from investing activities:
Purchases of property and equipment	(5,086)	(3,988)
Proceeds from disposals of property and equipment	79	153

Net cash used in investing activities	(5,007)	(3,835)

Cash flows from financing activities:
Cash distributions to stockholders	(17,944)	(17,763)

Net cash used in financing activities	(17,944)	(17,763)

Net increase in cash and cash equivalents	13,785	4,436
Cash and cash equivalents, beginning of period	66,507	64,542

Cash and cash equivalents, end of period	$80,292	$68,978

Supplemental disclosure:
Interest paid	$2	$2

Income taxes paid (state and local)	$14	$6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Preparation of Interim Financial Statements — The condensed consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of operations within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring; depreciation, amortization and accretion; and goodwill impairment. These items are shown separately on the condensed consolidated statements of operations within Operating Expenses.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2007, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2007 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature except for the goodwill impairment discussed below.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Recent and New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”). In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 12.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157. Also in February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The FASB has issued a proposed FASB Staff Position 157-c, (“FSP 157-c”), that would provide guidance on measuring liabilities under SFAS No. 157. Management is currently evaluating the impact that SFAS No. 157 will have on the Company’s financial position or results of operations for non-financial assets. There is no material impact on financial assets at March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 does not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R replaces SFAS No. 141. SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Both SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. Management is currently evaluating the impact that SFAS No. 160 will have on the Company’s financial position or results of operations.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 prescribes how an entity should recognize the income tax benefit received on dividends that are (1) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (2) charged to retained earnings under SFAS No. 123R. EITF No. 06-11 is effective for fiscal years beginning after December 15, 2007. EITF No. 06-11 does not have a material impact on the Company’s consolidated financial position or results of operations.

Other new pronouncements issued during the first quarter of 2008 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Long-Lived Assets, Other Intangible Assets and Goodwill — The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the three months ended March 31, 2008.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets for the three months ended March 31, 2007 and 2008 was $2.8 million and $2.2 million, respectively.

Amortizable intangible assets are comprised of the following at March 31, 2008:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$66,279	$(52,066)	$14,213
Purchased Federal Communications Commission licenses	5	2,689	(2,228)	461
Other	1	68	(59)	9

Total intangible assets, net		$69,036	$(54,353)	$14,683

Goodwill of $188.2 million at December 31, 2007 resulted from the application of purchase accounting for the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). Based on the requirements of Emerging Issues Task Force (“EITF”) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (“EITF No. 93-7”), goodwill increased by $10.0 million during the fourth quarter of 2006 due to a change in management’s estimate of the ultimate tax basis of the deferred income tax assets acquired from the purchase of Metrocall.

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

Goodwill is not amortized. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For this determination, the Company as a whole is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value. To determine the fair value of the reporting unit, the Company uses generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

The Company evaluates goodwill for impairment between annual tests if indicators of impairment exist. During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of USMO taken as a whole at March 31, 2008 was used as the fair value of the reporting unit (in this case, USMO taken as a whole). Based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), the Company has determined that all of its goodwill has been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses for the three months ended March 31, 2007 and 2008, respectively, are as follows:

	For the Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)

Depreciation	$10,227	$9,832
Amortization	2,764	2,245
Accretion	327	436

Total depreciation, amortization and accretion	$13,318	$12,513

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following:

	December 31,	March 31,
	2007	2008
	(Dollars in thousands)

Accounts payable	$3,243	$2,484
Accrued compensation and benefits	11,956	13,560
Accrued severance and restructuring	5,610	3,146
Accrued network costs	2,412	2,284
Accrued taxes	18,672	16,301
Asset retirement obligations — short-term	5,072	4,632
Accrued other	6,453	6,116

Total accounts payable and accrued liabilities	$53,418	$48,523

Accrued compensation and benefits at March 31, 2008 includes the long-term cash performance awards reclassified from other long-term liabilities during the first quarter of 2008 as the vesting of the long-term cash performance awards will occur within one year.

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(8) Asset Retirement Obligations — In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, (“SFAS No. 143”), the Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

The Company has recognized cumulative net asset retirement costs of $6.3 million at December 31, 2007 and $5.7 million at March 31, 2008. Paging equipment assets have been decreased to reflect depreciation recognized over the equipments’ estimated lives, which range between one and nine years. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation liabilities are as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2007	$5,072	$9,979	$15,051
Accretion	139	297	436
Amounts paid	(579)	—	(579)

Balance at March 31, 2008	$4,632	$10,276	$14,908

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2008.

(9) Other Long-Term Liabilities — Other long-term liabilities consist of the following:

	December 31,	March 31,
	2007	2008
	(Dollars in thousands)

Income taxes	$28,585	$29,437
Asset retirement obligation — long-term	9,979	10,276
Escheat liability — long-term	1,465	1,389
Other	3,323	86

Total other long-term liabilities	$43,352	$41,188

Liabilities for the cash distributions related to the 2006 grant of restricted stock (the “2006 Grant”) and the long-term cash performance awards were reclassified from other long-term liabilities to distributions payable and accounts payable and accrued liabilities, respectively, during the first quarter of 2008 as the vesting will occur within one year.

(10) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the three months ended March 31, 2008 consisted of:

(Dollars in thousands)

Balance at December 31, 2007	$373,568
Net loss for the three months ended March 31, 2008	(177,800)
Cash distributions declared	(17,764)
Purchased and retired common stock, net	(32)
Amortization of stock based compensation	246
Issuance of common stock under Equity Plan	10

Balance at March 31, 2008	$178,228

General.  At December 31, 2007 and March 31, 2008, there were 27,305,379 and 27,328,647 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2007, there were 268,679 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. During the first quarter of 2008, the Company issued 2,104 shares of common stock under the Arch plan of reorganization. At March 31, 2008, 266,575 shares of common stock remained in the reserve for future issuance under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for future issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

At March 31, 2008, the Company had no stock options outstanding.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with and prior to the November 2004 merger of Arch and Metrocall, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), stock grants or units. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the shares may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

The following table summarizes the activities under the Equity Plan from inception through March 31, 2008:

Activity

Equity securities approved	1,878,976
Less: Restricted stock issued to management
2005 Grant	(103,937)
2006 Grant	(132,572)
Less: Equity securities issued to non-executive members
of the Board of Directors
Restricted stock	(8,075)
Common stock(1)	(28,696)
Add: Restricted stock forfeited by management
2005 Grant	22,488
2006 Grant	19,581

Total available at March 31, 2008	1,647,765

(1)	19,605 existing restricted stock units were converted into shares of the Company’s common stock and issued to the non-executive members of the Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Board of Directors for services performed.

Restricted Stock.  For the 2005 grant of restricted stock (the “2005 Grant”), the Company used the fair-value based method of accounting for the award and fully amortized the $2.2 million to expense as of December 31, 2007. On January 1, 2008, 6,017 shares of restricted stock from the 2005 Grant vested, of which 2,254 shares were sold back to the Company in payment of required tax withholdings at a price per share of $14.30, the Company’s closing stock price on December 31, 2007. This represented the final vesting of the 2005 Grant.

For the 2006 Grant, the Company used the fair-value based method of accounting for the 2006 Grant and will ratably amortize the $3.2 million to expense over the 36 months vesting period. A total of $0.3 million and $0.2 million was included in stock based compensation expense for the three months ended March 31, 2007 and 2008, respectively, in relation to the 2006 Grant.

Any unvested shares of restricted stock granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2007 the cumulative forfeiture was 18,919 shares of restricted stock. During the first quarter of 2008, 662 shares of restricted stock were forfeited. As of March 31, 2008, there were 112,991 shares from the 2006 Grant scheduled to fully vest on January 1, 2009.

Since the vesting for the 2006 Grant will occur on January 1, 2009, the Company reclassified the accrued liability related to the cash distributions set aside for the 2006 Grant from other long-term liabilities to distributions payable during the first quarter of 2008.

Cash Award.  Also on February 1, 2006, the Company provided for long-term cash performance awards to the same certain eligible employees. The vesting date for these long-term cash performance awards is January 1, 2009

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and payment will be made after the vesting date. The Company will ratably amortize the $3.3 million to expense over the 36 months vesting period.

A total of $0.3 million and $0.2 million was included in payroll and related expenses for the three months ended March 31, 2007 and 2008, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Since the vesting for the long-term cash performance awards will occur on January 1, 2009, the Company reclassified the accrued liability associated with the long-term cash performance awards from other long-term liabilities to accounts payable and accrued liabilities during the first quarter of 2008.

Board of Directors Equity Compensation.  On May 3, 2006, the Board of Directors granted the non-executive directors restricted stock units (“RSUs”) in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. No shares of common stock are issued for RSUs until their date of conversion and, accordingly, prior to the issuance of shares of common stock underlying the RSUs, the RSUs represent unsecured obligations of the Company.

On August 1, 2007 the Board of Directors approved an acceleration in the conversion date for existing RSUs. Existing RSUs would be converted into shares of common stock on the earlier of: (1) a director’s departure from the Board of Directors; (2) a change in control of the Company (as defined in the Equity Plan); or (3) the second trading day following the day that the Company files its 2007 Annual Report on Form 10-K with the SEC. At December 31, 2007 there were 19,605 RSUs awarded and outstanding.

The Board of Directors also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each non-executive director when the RSUs are converted into shares of common stock. During the first quarter of 2008, the Company set aside approximately $11,000 for cash distribution declared on February 13, 2008 on existing RSUs, resulting in a cumulative cash distribution total of $37,000 for the then existing RSUs.

On August 1, 2007 with an effective date of July 1, 2007 the Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock in addition to cash compensation for their service on the Board of Directors and committees thereof. The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash distributions related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests.

During the first quarter of 2008, the Company set aside approximately $5,200 for cash distribution declared on February 13, 2008, resulting in a cumulative cash distribution total of $8,000 for the restricted stock outstanding.

The following table details information on the restricted stock awarded to the Company’s non-executive directors:

	Service Period				Restricted Stock
	For the Three		Restricted Stock		Awarded and
Year	Months Ended	Price Per Share(1)	Awarded	Forfeitures(2)	Outstanding

2007	September 30	$16.87	4,299	(593)	3,706
	December 31	14.30	5,068	(699)	4,369
2008	March 31	7.14	8,756	—	8,756	(3)

Total			18,123	(1,292)	16,831

(1)	The quarterly restricted stock award is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	These shares of restricted stock were granted to the non-executive directors for first quarter of 2008 services on April 1, 2008.

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan. The Company used the fair-value based method of accounting for the equity awards and properly recorded the expenses for the three months ended March 31, 2007 and 2008 in relation to these awards.

In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors. Upon and as a result of his resignation, 2,704 RSUs were converted into shares of common stock and issued to the non-executive director. In addition, the related cash distributions on the RSUs were paid. Finally, 1,292 shares of restricted stock and the related cash distributions were forfeited.

The Company filed its 2007 Annual Report on Form 10-K with the SEC on March 13, 2008. On March 17, 2008 the Company converted the remaining 16,901 outstanding RSUs into an equivalent number of shares of common stock.

Board of Directors Common Stock.  In lieu of cash payment of $10,000 for directors’ fees earned in the fourth quarter of 2007, one non-executive director elected to receive a total of 699 shares of common stock in January 2008 based upon a price per share of $14.30, the Company’s closing stock price on December 31, 2007.

Cash Distributions to Stockholders.  On February 13, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.65 per share of common stock, to stockholders of record on February 25, 2008, and with a payment date of March 13, 2008. This cash distribution of approximately $17.8 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the three months ended March 31, 2008 include previously declared cash distributions on RSUs and shares of vested restricted stock issued in January 2008 under the 2005 Grant.

Future Cash Distributions to Stockholders.  On May 2, 2008, the Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock. Also on May 2, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on May 19, 2008 and with a payment date of June 19, 2008. This cash distribution of approximately $6.8 million is expected to be paid from available cash on hand.

Additional Paid-in Capital.  For the three months ended March 31, 2008, additional paid-in capital decreased by $17.5 million due to cash distributions to stockholders and the vesting and repurchase of restricted stock under the 2005 Grant. This was offset by the amortization of stock based compensation and the issuance of common stock to a non-executive director.

Net Income (Loss) per Common Share.  Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of outstanding stock options, if any, and outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. The Company acquired a total of 2,254 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the restricted stock that vested on January 1, 2008. The shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of March 31, 2008. For the three months ended March 31, 2008, the effect of 136,023 potential dilutive common shares was not included in the calculation for diluted net income (loss) per share as the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact is anti-dilutive. The components of basic and diluted net income (loss) per common share for the three months ended March 31, 2008 were as follows:

	For the
	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands, except share and per share amounts)

Net income (loss)	$13,026	$(177,800)

Weighted average shares of common stock outstanding	27,434,418	27,459,068

Dilutive effect of restricted stock and RSUs	143,648	—

Weighted average shares of common stock and common stock equivalents	27,578,066	27,459,068

Net income (loss) per common share
Basic	$0.47	$(6.48)

Diluted	$0.47	$(6.48)

(11) Stock Based Compensation — Compensation expense associated with grants of RSUs and restricted stock were recognized in accordance with the fair value provisions of SFAS No. 123R, Shared Based Payment, over the instruments’ vesting period. The following table reflects the impact on stock based compensation expense in the Company’s statements of operations for the three months ended March 31, 2007 and 2008, respectively:

	For the
	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)

Service, rental and maintenance expense	$31	$17
Selling and marketing expense	93	39
General and administrative expense	304	190

Total stock based compensation expense	$428	$246

(12) Income Taxes — The Company adopted the provisions of FIN 48 on January 1, 2007. An estimated liability of $52.2 million was recorded for uncertain tax positions. As of December 31, 2007, this liability had decreased to $28.6 million, largely due to the expiration of the statute of limitations. The liability for uncertain tax positions at March 31, 2008 of $29.4 million includes accrued interest expense of approximately $2.5 million which includes an additional accrued interest expense of approximately $0.4 million related to uncertain tax positions for the three months ended March 31, 2008.

The total unrecognized income tax benefits as of January 1, 2007 and 2008 were $372.4 million and $350.0 million, respectively. Unrecognized income tax benefits reflect positions taken for income tax purposes that do not meet the more likely than not standard as required by FIN 48.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Internal Revenue Service (the “IRS”) is auditing the Company’s Federal consolidated income tax returns for the period from January 1, 2004 to November 16, 2004 and for the years ended December 31, 2005 and 2006. The audits are in the initial phases and the IRS has not proposed any significant adjustments. The IRS has requested and the Company has granted an extension of the statute of limitations related to the IRS’ review of the Company’s returns for the period from January 1, 2004 to November 16, 2004. Therefore, the Company does not anticipate a significant decrease in the liability for uncertain tax positions during 2008.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the recoverability of its deferred income tax assets and is required to determine whether based on all available evidence, it is more likely than not that all of the Company’s deferred income tax assets will be realized in future periods.

During December 2007, the Company’s management concluded that, based on the requirements of SFAS No. 109, not all of its deferred income tax assets would be recoverable. A valuation allowance of $55.0 million was recorded to reduce the deferred income tax assets to their estimated recoverable amounts and there was no change to the valuation allowance as of March 31, 2008.

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act, provides, in part, for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not decided whether to elect the bonus depreciation provisions. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance would be reduced by approximately $2.5 million which, in turn, would reduce income tax expense.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of discrete items, such as accrued interest on the FIN 48 liability and the goodwill impairment, state income taxes, and permanent differences between book and taxable income.

(13) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. For the three months ended March 31, 2007 the Company paid $3.9 million to each landlord for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended March 31, 2008, the Company paid $3.1 million in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y, alleging that the Company owed a property tax filing services firm monetary damages. In April 2008 the matter was settled to the mutual satisfaction of the parties and will not have a material impact on the Company’s financial condition or results of operations.

Pending Regulatory Action.  On June 8, 2007, the Federal Communications Commission (the “FCC”) issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (which has yet to occur). The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities will qualify for these exemptions. The Back-Up Power Order also provided that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that backup power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned for review of the Back-Up Power Order in the DC Circuit Court of Appeals (the “Court”). Wireless voice providers also filed petitions for review. These petitions requested expedited review by the Court, which was granted. The Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The Court will hear oral argument on May 8, 2008 and the Company expects the Court to issue a ruling within the next few months thereafter.

The Company believes that the mandate should not apply to paging carriers for a variety of reasons, including the fact that the Company’s simulcast capabilities and satellite-controlled network already ensure continuing operation in many cases when a single transmitter loses power. The Company is also evaluating the potential burdens of complying with the Back-Up Power Order, in the event it is not vacated or modified. Although those burdens are uncertain at this early stage, the Company expects that compliance with the Back-Up Power Order would entail significant capital investment and related expenses, and that such costs could have a material impact on the Company’s financial results or operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Part I — Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2008 (the “Annual Report”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” section.

Overview

In preparing the discussion and analysis contained in this Item 2, the Company presumes that readers have read or have access to the discussion and analysis contained in the Annual Report. In addition, the following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Annual Report.

Sales and Marketing

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of March 31, 2008, USA Mobility sales personnel were located in approximately 58 offices in 30 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

Indirect.  Within the indirect channel the Company contracts with and invoices an intermediary for airtime services (which includes telemetry services). The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has generally been higher than the rate experienced with direct customers, and USA Mobility expects this to continue in the foreseeable future.

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2007		2007		2008
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	3,442	88.0%	3,075	88.2%	2,939	88.2%
Indirect	470	12.0%	410	11.8%	394	11.8%

Total	3,912	100.0%	3,485	100.0%	3,333	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

					Change in Units
	For the Three Months Ended March 31,				Between
	2007	% of Total	2008	% of Total	2007 and 2008
	(Units in thousands)

1 to 3 Units	251	7.2%	184	6.2%	(67)
4 to 10 Units	150	4.4%	112	3.8%	(38)
11 to 50 Units	368	10.7%	276	9.4%	(92)
51 to 100 Units	215	6.2%	164	5.6%	(51)
101 to 1000 Units	924	26.9%	784	26.7%	(140)
> 1000 Units	1,534	44.6%	1,419	48.3%	(115)

Total direct units in service	3,442	100.0%	2,939	100.0%	(503)

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2007		2007		2008
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	3,557	90.9%	3,166	90.8%	3,017	90.5%
Two-way messaging	355	9.1%	319	9.2%	316	9.5%

Total	3,912	100.0%	3,485	100.0%	3,333	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2007		2007		2008
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	3,183	81.4%	2,864	82.2%	2,746	82.4%
Owned by subscribers	259	6.6%	211	6.0%	193	5.8%
Owned by indirect customers or their subscribers	470	12.0%	410	11.8%	394	11.8%

Total	3,912	100.0%	3,485	100.0%	3,333	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2007		December 31, 2007		March 31, 2008
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	103	259	91	209	85	221
Indirect	27	64	36	53	33	49

Total	130	323	127	262	118	270

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the
	Three Months Ended March 31,		Favorable/
	2007	2008	(Unfavorable)

1 to 3 Units	(9.0%)	(7.8%)	1.2%
4 to 10 Units	(7.9%)	(6.5%)	1.4%
11 to 50 Units	(7.5%)	(7.6%)	(0.1%)
51 to 100 Units	(4.9%)	(6.9%)	(2.0%)
101 to 1000 Units	(4.4%)	(5.2%)	(0.8%)
> 1000 Units	(2.2%)	(2.4%)	(0.2%)

Total direct net unit loss%	(4.3%)	(4.4%)	(0.1%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	March 31,	December 31,	March 31,
Distribution Channel	2007	2007	2008

Direct	$9.18	$9.09	$8.95
Indirect	4.79	5.06	4.97
Consolidated	8.65	8.62	8.49

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The decreases in consolidated ARPU for the quarter ended March 31, 2008 from the quarters ended March 31, 2007 and December 31, 2007 were due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. One-time price increases that were implemented for smaller customers in certain channels and in the indirect channel as well as improvements in the rate of service credits in part contributed to increases in ARPU in 2007. Going forward without further price adjustments the Company believes ARPU will continue to decline for both the direct and indirect distribution channels.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the
	Three Months
	Ended		Change in ARPU
	March 31,		Between
	2007	2008	2007 and 2008

1 to 3 Units	$14.68	$14.66	$(0.02)
4 to 10 Units	13.41	13.56	0.15
11 to 50 Units	10.95	10.99	0.04
51 to 100 Units	9.44	9.57	0.13
101 to 1000 Units	8.24	8.23	(0.01)
> 1000 Units	7.93	7.75	(0.18)

Total direct ARPU	$9.18	$8.95	$(0.23)

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the three months ended March 31, 2008, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 18% from 1,183 full time equivalent employees (“FTEs”) at March 31, 2007 to 968 FTEs at March 31, 2008. The Company anticipates continued staffing reductions in 2008; however, the Company anticipates these staffing reductions will be less significant than the reductions in 2007.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $76.4 million and $64.7 million for the three months ended March 31, 2007 and 2008, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended March 31, 2007 and 2008

	For the Three Months Ended March 31,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$107,142	96.1%	$89,887	94.9%	$(17,255)	(16.1%)
Product sales, net	4,400	3.9%	4,871	5.1%	471	10.7%

Total	$111,542	100.0%	$94,758	100.0%	$(16,784)	(15.0%)

Selected operating expenses:
Cost of products sold	$687	0.6%	$1,081	1.1%	$394	57.4%
Service, rental and maintenance	39,033	35.0%	33,969	35.8%	(5,064)	(13.0%)
Selling and marketing	10,242	9.2%	7,836	8.3%	(2,406)	(23.5%)
General and administrative	26,448	23.7%	21,808	23.0%	(4,640)	(17.5%)

Total	$76,410	68.5%	$64,694	68.2%	$(11,716)	(15.3%)

FTEs	1,183		968		(215)	(18.2%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and is net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $111.5 million and $94.8 million for the three months ended March 31, 2007 and 2008, respectively. The table below details total service, rental and maintenance revenues for the periods stated:

	For the
	Three Months Ended March 31,
	2007	2008
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$77,547	$65,615
Two-way messaging	19,426	15,167

	96,973	80,782

Indirect:
One-way messaging	5,301	3,676
Two-way messaging	1,729	2,315

	$7,030	$5,991

Total paging:
One-way messaging	$82,848	$69,291
Two-way messaging	21,155	17,482

Total paging revenue	104,003	86,773

Non-paging revenue	3,139	3,114

Total service, rental and maintenance revenues, net	$107,142	$89,887

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2007 and 2008 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of March 31,			For the Three Months Ended March 31,			Change Due to:
	2007	2008	Change	2007(1)	2008(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,557	3,017	(540)	$82,848	$69,291	$(13,557)	$(983)	$(12,574)
Two-way messaging	355	316	(39)	21,155	17,482	(3,673)	(967)	(2,706)

Total	3,912	3,333	(579)	$104,003	$86,773	$(17,230)	$(1,950)	$(15,280)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.4 million increase for the three months ended March 31, 2008 was due primarily to an increase in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended March 31,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$22,284	20.0%	$17,792	18.8%	$(4,492)	(20.2%)
Telecommunications	7,058	6.3%	6,204	6.5%	(854)	(12.1%)
Payroll and related	6,488	5.8%	6,683	7.0%	195	3.0%
Stock based compensation	31	0.0%	17	0.0%	(14)	(45.2%)
Other	3,172	2.9%	3,273	3.5%	101	3.2%

Total service, rental and maintenance	$39,033	35.0%	$33,969	35.8%	$(5,064)	(13.0%)

FTEs	359		320		(39)	(10.9%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2008 decreased $5.1 million or 13.0% from the same period in 2007. The percentage of expense to revenue increased, primarily due to additional payroll and related costs to perform repair of paging devices by Company employees. The significant variances are as follows:

•	Site rent — The decrease of $4.5 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers.

•	Telecommunications — The decrease of $0.9 million in telecommunications expenses is due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2008.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The increase in payroll and related expenses of $0.2 million and the increase in payroll and related expenses as a percentage of revenue reflects the use of Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with shares of restricted common stock (“restricted stock”) issued to certain members of management under the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). The reduction recognized for the three months ended March 31, 2008 is primarily due to no compensation expense associated with the 2005 grant of restricted stock (the “2005 Grant”) during the period since the grant was fully amortized by December 31, 2007.

•	Other — The increase of $0.1 million in other expenses consist primarily of an increase in outside services expenses of $0.1 million for third party services used in negotiating site lease cost reductions.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended March 31,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$6,740	6.0%	$5,164	5.5%	$(1,576)	(23.4%)
Commissions	2,170	2.0%	1,724	1.8%	(446)	(20.6%)
Stock based compensation	93	0.1%	39	0.0%	(54)	(58.1%)
Other	1,239	1.1%	909	1.0%	(330)	(26.6%)

Total selling and marketing	$10,242	9.2%	$7,836	8.3%	$(2,406)	(23.5%)

FTEs	372		268		(104)	(28.0%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $1.6 million or 23.4% for the three months ended March 31, 2008 compared to the same period in 2007. While total FTEs declined by 104 from 372 FTEs at March 31, 2007 to 268 FTEs at March 31, 2008, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended March 31,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$9,560	8.6%	$8,682	9.2%	$(878)	(9.2%)
Stock based compensation	304	0.3%	190	0.2%	(114)	(37.5%)
Bad debt	1,402	1.2%	711	0.7%	(691)	(49.3%)
Facility rent	2,947	2.6%	2,073	2.2%	(874)	(29.7%)
Telecommunications	1,764	1.6%	1,048	1.1%	(716)	(40.6%)
Outside services	5,504	4.9%	5,359	5.6%	(145)	(2.6%)
Taxes, licenses and permits	2,316	2.1%	1,958	2.1%	(358)	(15.5%)
Other	2,651	2.4%	1,787	1.9%	(864)	(32.6%)

Total general and administrative	$26,448	23.7%	$21,808	23.0%	$(4,640)	(17.5%)

FTEs	452		380		(72)	(15.9%)

As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2008 decreased $4.6 million or 17.5% from the same period in 2007 due primarily to headcount reductions, lower bad debt expense, office closures, lower telecommunications expense, and reduction in taxes, licenses and permits expense. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $0.9 million due primarily to a reduction in headcount for the three months ended March 31, 2008 compared to the same period in 2007. While total FTEs declined by 72 from 452 at March 31, 2007 to 380 FTEs at March 31, 2008, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and equity compensation to non-executive members of the Board of Directors under the Equity Plan. The decrease of $0.1 million for the three months ended March 31, 2008 is due primarily to no compensation expense associated with the 2005 Grant during the period since the grant was fully amortized by December 31, 2007. This was partially offset by slightly higher amortization of compensation expense for the 2006 grant of restricted stock (the “2006 Grant”) for the three months ended March 31, 2008.

•	Bad debt — The decrease of $0.7 million in bad debt expenses reflects the Company’s improved bad debt experience and change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $0.9 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.7 million in telecommunications expenses reflect continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.1 million in outside services expenses was due primarily to a reduction in outsourced customer service expense offset by higher professional fees during the period which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $0.4 million is mainly due to lower gross receipts taxes, transactional and property taxes and settlement of various state and local tax audits at amounts lower than the originally estimated liability. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $0.9 million in other expenses is due primarily to a decrease of $0.2 million due to lower pager shipping costs, $0.2 million in lower insurance expenses, and various refunds and other lower expenses netting $0.5 million; all of which result from continued site and office reductions.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $13.3 million for the three months ended March 31, 2007 to $12.5 million for the three months ended March 31, 2008. The decrease was primarily due to $0.3 million in lower depreciation in 2008 from fully depreciated paging infrastructure and other assets, $0.1 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $0.5 million in lower amortization expense, all offset by $0.1 million in higher accretion expense due to higher asset retirement obligation liabilities.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the three months ended March 31, 2008. The Company evaluates goodwill for impairment between annual tests if indicators of impairment exist. During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of USMO taken as a whole at March 31, 2008 was used as the fair value of the reporting unit (in this case, USMO taken as a whole). Based on the requirements of SFAS No. 142 the Company has determined that all of its goodwill has been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $1.0 million for the three months ended March 31, 2007 compared to $0.6 million for the three months ended March 31, 2008. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended March 31, 2008.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2007 and 2008 were $9.2 million and $7.7 million, respectively. Income tax expense for the three months ended March 31, 2007 includes $0.5 million for interest on the liability for uncertain tax positions compared to $0.4 million for the same period in 2008. The decrease in the tax provision during the period was primarily due to lower income (excluding the goodwill impairment charge) before income tax expense.

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act provides, in part, for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not decided whether to elect the bonus depreciation provisions. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance would be reduced by approximately $2.5 million which, in turn, would reduce income tax expense.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at March 31, 2008, should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

			Increase /
			(Decrease)
	For the Three Months Ended March 31,		Between
	2007	2008	2007 and 2008
	(Dollars in thousands)

Net cash provided by operating activities	$36,736	$26,034	$(10,702)
Net cash used in investing activities	(5,007)	(3,835)	(1,172)
Net cash used in financing activities	(17,944)	(17,763)	(181)

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

			Increase /
	For the		(Decrease)
	Three Months Ended March 31,		Between
	2007	2008	2007 and 2008
	(Dollars in thousands)

Cash received from customers	$111,959	$94,868	$(17,091)

Cash paid for —
Payroll and related costs	27,197	25,652	(1,545)
Site rent costs	23,092	16,404	(6,688)
Telecommunications costs	7,679	6,559	(1,120)
Interest costs	2	2	—
Other operating costs	17,253	20,217	2,964

	75,223	68,834	(6,389)

Net cash provided by operating activities	$36,736	$26,034	$(10,702)

Net cash provided by operating activities decreased $10.7 million from the three months ended March 31, 2007 compared to the three months ended March 31, 2008 due primarily to the following:

•	Cash received from customers decreased $17.1 million from the three months ended March 31, 2007 compared to the same period in 2008. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $16.8 million and reductions in other items, net of $0.3 million.

•	Cash payments for payroll and related costs decreased $1.5 million due primarily to a reduction in headcount. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $6.7 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and negotiated lower payments under its master lease agreements.

•	Cash payments for telecommunications costs decreased $1.1 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs increased $3.0 million. The increase in these payments was primarily due to an increase in prepaid expenses and a decrease in accounts payable and accrued liabilities. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $1.2 million from the three months ended March 31, 2007 compared to the same period in 2008 primarily due to lower capital expenses in 2008. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the three months ended March 31, 2008 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2008 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $0.2 million from the three months ended March 31, 2007 compared to the same period in 2008 due to lower cash distributions paid to stockholders during the period.

Cash Distributions to Stockholders.  On February 13, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.65 per share of common stock, to stockholders of record on February 25, 2008, and with a payment date of March 13, 2008. This cash distribution of approximately $17.8 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the three months ended March 31, 2008 include previously declared cash distributions on restricted stock units and shares of vested restricted stock issued in January 2008 under the 2005 Grant.

Future Cash Distributions to Stockholders.  On May 2, 2008, the Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock. Also on May 2, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on May 19, 2008 and with a payment date of June 19, 2008. This cash distribution of approximately $6.8 million is expected to be paid from available cash on hand.

Borrowings.  At March 31, 2008, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is reviewing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2007 and 2008 was approximately $24.3 million and $19.3 million, respectively.

Other Commitments.  USA Mobility also has various Letters of Credit outstanding with multiple state agencies. The LOCs typically have three-year contract requirements but are renewed annually. The deposits related to these LOCs are classified within other assets on the condensed consolidated balance sheets.

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

USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y, alleging that the Company owed a property tax filing services firm monetary damages. In April 2008 the matter was settled to the mutual satisfaction of the parties and will not have a material impact on the Company’s financial condition or results of operations.

Pending Regulatory Action.  On June 8, 2007, the Federal Communications Commission (the “FCC”) issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (which has yet to occur). The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities will qualify for these exemptions. The Back-Up Power Order also provided that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that backup power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned for review of the Back-Up Power Order in the DC Circuit Court of Appeals (the “Court”). Wireless voice providers also filed petitions for review. These petitions requested expedited review by the Court, which was granted. The Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The Court will hear oral argument on May 8, 2008 and the Company expects the Court to issue a ruling within the next few months thereafter.

The Company believes that the mandate should not apply to paging carriers for a variety of reasons, including the fact that the Company’s simulcast capabilities and satellite-controlled network already ensure continuing operation in many cases when a single transmitter loses power. The Company is also evaluating the potential burdens of complying with the Back-Up Power Order, in the event it is not vacated or modified. Although those burdens are uncertain at this early stage, the Company expects that compliance with the Back-Up Power Order would entail significant capital investment and related expenses, and that such costs could have a material impact on the Company’s financial results or operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also serve as directors for entities that lease transmission tower sites to the Company. For the three months ended March 31, 2007 the Company paid $3.9 million to each landlord for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended March 31, 2008, the Company paid $3.1 million in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

At March 31, 2008, the Company had no outstanding debt financing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Quarterly Report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected. Because of the material weakness identified as of December 31, 2007 which has not yet been remediated, management has concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) were not effective as of March 31, 2008 to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and COO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

Accordingly, management has determined the following material weakness in the Company’s internal control over financial reporting continues to exist as of March 31, 2008:

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

Changes in Internal Control Over Financial Reporting

There was a material change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has assessed its quarterly income tax provision procedures and will implement a widely accepted tax compliance software package.

Management expects to continue to undertake changes in its operations and procedures throughout 2008 to remediate the material weakness identified above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that its pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

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

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: May 8, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 8, 2008(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 8, 2008(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 8, 2008(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 8, 2008(1)

(1)	Filed herewith.