Form 10-Q
period 2008-06-30
USA Mobility, Inc
filed 2008-08-06
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,340,271 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of August 1, 2008.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2008
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$64,542	$85,756
Accounts receivable, net	28,044	26,655
Prepaid expenses and other	8,608	7,094
Deferred income tax assets, net	8,267	6,178

Total current assets	109,461	125,683
Property and equipment, net	75,669	65,154
Goodwill	188,170	—
Intangible assets, net	16,929	12,437
Deferred income tax assets, net	86,219	72,548
Other assets	7,634	6,144

TOTAL ASSETS	$484,082	$281,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,418	$43,988
Distributions payable	93	1,068
Customer deposits	1,592	1,384
Deferred revenue	12,059	11,113

Total current liabilities	67,162	57,553
Other long-term liabilities	43,352	42,459

TOTAL LIABILITIES	110,514	100,012

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	373,565	349,479
Accumulated deficit	—	(167,528)

TOTAL STOCKHOLDERS’ EQUITY	373,568	181,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,082	$281,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$102,135	$86,334	$209,277	$176,221
Product sales	5,335	5,741	9,735	10,612

Total revenues	107,470	92,075	219,012	186,833

Operating expenses:
Cost of products sold	1,508	1,408	2,195	2,489
Service, rental and maintenance	39,356	31,583	78,389	65,552
Selling and marketing	9,975	7,549	20,217	15,385
General and administrative	23,297	20,782	49,745	42,590
Severance and restructuring	—	153	17	298
Depreciation, amortization and accretion	12,450	11,674	25,768	24,187
Goodwill impairment	—	—	—	188,170

Total operating expenses	86,586	73,149	176,331	338,671

Operating income (loss)	20,884	18,926	42,681	(151,838)
Interest income, net	932	672	1,883	1,250
Other income, net	826	202	310	327

Income (loss) before income tax expense	22,642	19,800	44,874	(150,261)
Income tax expense	9,676	9,528	18,882	17,267

Net income (loss)	$12,966	$10,272	$25,992	$(167,528)

Basic net income (loss) per common share	$0.47	$0.37	$0.95	$(6.10)

Diluted net income (loss) per common share	$0.47	$0.37	$0.94	$(6.10)

Basic weighted average common shares outstanding	27,440,094	27,474,156	27,437,271	27,466,612

Diluted weighted average common shares outstanding	27,570,346	27,600,976	27,567,674	27,466,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended
	June 30,
	2007	2008
	(In thousands and unaudited)

Cash flows from operating activities:
Net income (loss)	$25,992	$(167,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	25,768	24,187
Goodwill impairment	—	188,170
Deferred income tax expense	15,230	15,759
Amortization of stock based compensation	848	562
Provisions for doubtful accounts, service credits and other	6,069	3,022
Non-cash transaction tax accrual adjustments	(1,754)	(1,228)
Loss on disposals of property and equipment	634	24
Changes in assets and liabilities:
Accounts receivable	(7,376)	(1,633)
Prepaid expenses and other	1,667	1,617
Other long-term assets	(46)	1,490
Accounts payable and accrued liabilities	(3,686)	(9,798)
Customer deposits and deferred revenue	(919)	(1,154)

Net cash provided by operating activities	62,427	53,490

Cash flows from investing activities:
Purchases of property and equipment	(8,611)	(7,880)
Proceeds from disposals of property and equipment	129	169

Net cash used in investing activities	(8,482)	(7,711)

Cash flows from financing activities:
Cash distributions to stockholders	(62,816)	(24,565)

Net cash used in financing activities	(62,816)	(24,565)

Net (decrease) increase in cash and cash equivalents	(8,871)	21,214
Cash and cash equivalents, beginning of period	66,507	64,542

Cash and cash equivalents, end of period	$57,636	$85,756

Supplemental disclosure:
Interest paid	$7	$3

Income taxes paid (state and local)	$—	$420

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

Certain prior year’s amounts have been reclassified to conform to the current year’s presentation.

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

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, reduce or eliminate its stock repurchase program, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of investors, which could reduce the value of USA Mobility’s common stock, impact the Company’s ability to pay future cash distributions to stockholders or repurchase shares of its common stock.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157. Also in February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The FASB has issued a proposed FASB Staff Position No. 157-c, (“FSP 157-c”), that would provide guidance on measuring liabilities under SFAS No. 157. Management is currently evaluating the impact that SFAS No. 157 will have on the Company’s financial position or results of operations for non-financial assets. There is no material impact on financial assets at June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 159 does not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, (“SFAS No. 160”). SFAS No. 141R replaces SFAS No. 141. SFAS No. 141R applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses. SFAS No. 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Both SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. Management believes that SFAS No. 160 will not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. 142-3

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will have an impact on accounting for acquired intangible assets once adopted, but the effect is dependent upon acquisitions at that time.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 prescribes how an entity should recognize the income tax benefit received on dividends that are (1) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (2) charged to retained earnings under SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”). EITF No. 06-11 is effective for financial statements issued for fiscal years beginning after December 15, 2007. EITF No. 06-11 does not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued the FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, (“FSP No. 03-6-1”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. FSP No. 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP No. 03-6-1. FSP No. 03-6-1 is not applicable to the Company.

Other new pronouncements issued during the six months ended June 30, 2008 are not applicable to the Company and are not anticipated to have a material impact to the Company’s financial position or results of operations.

(5) Long-Lived Assets, Intangible Assets and Goodwill — The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the six months ended June 30, 2007 and 2008, respectively.

Intangible assets subject to amortization were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets was $2.5 million and $2.2 million for the three months ended June 30, 2007 and 2008, respectively; and $5.2 million and $4.5 million for the six months ended June 30, 2007 and 2008, respectively.

Amortizable intangible assets are comprised of the following at June 30, 2008:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$66,279	$(54,239)	$12,040
Purchased Federal Communications Commission licenses	5	2,689	(2,299)	390
Other	1	68	(61)	7

Total intangible assets, net		$69,036	$(56,599)	$12,437

Goodwill of $188.2 million at December 31, 2007 resulted from the application and subsequent adjustments of the purchase accounting for the November 2004 merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”). Goodwill is not amortized. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For this determination, the Company as a whole is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value. To determine the fair value of the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit, the Company uses generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

The Company evaluated goodwill for impairment between annual tests if indicators of impairment exist. During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of USMO taken as a whole at March 31, 2008 was used as the fair value of the reporting unit. Based on the requirements of SFAS No. 142, the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses for the three and six months ended June 30, 2007 and 2008, respectively, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands)

Depreciation	$9,624	$8,986	$19,851	$18,818
Amortization	2,485	2,247	5,249	4,492
Accretion	341	441	668	877

Total depreciation, amortization and accretion	$12,450	$11,674	$25,768	$24,187

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following:

	December 31,	June 30,
	2007	2008
	(Dollars in thousands)

Accounts payable	$3,243	$2,358
Accrued compensation and benefits	11,956	13,312
Accrued severance and restructuring	5,610	1,726
Accrued network costs	2,412	2,172
Accrued taxes	18,672	16,492
Asset retirement obligations — short-term	5,072	3,517
Accrued other	6,453	4,411

Total accounts payable and accrued liabilities	$53,418	$43,988

Accrued compensation and benefits at June 30, 2008 include the long-term cash performance awards reclassified from other long-term liabilities during the first quarter of 2008 as the vesting of the long-term cash performance awards will occur within one year.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had recognized cumulative net asset retirement costs of $6.3 million at December 31, 2007. During the second quarter of 2008, the Company recorded $0.6 million in additional asset retirement costs, offset by $1.3 million of depreciation expense, resulting in cumulative net asset retirement costs of $5.6 million at June 30, 2008. Paging equipment assets have been increased to reflect these additional costs and depreciation is being recognized over the equipments’ estimated lives of five years. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities are as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2007	$5,072	$9,979	$15,051
Accretion	276	601	877
Amounts paid	(2,194)	—	(2,194)
Additional amounts recorded	—	611	611
Reclassifications	363	(363)	—

Balance at June 30, 2008	$3,517	$10,828	$14,345

The balances above were included within accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2008.

(9) Other Long-Term Liabilities — Other long-term liabilities consist of the following:

	December 31,	June 30,
	2007	2008
	(Dollars in thousands)

Income taxes	$28,585	$30,052
Asset retirement obligation — long-term	9,979	10,828
Escheat liability — long-term	1,465	1,519
Other liabilities	3,323	60

Total other long-term liabilities	$43,352	$42,459

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

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the six months ended June 30, 2008 consisted of:

(Dollars in thousands)

Balance at January 1, 2008	$373,568
Net loss for the six months ended June 30, 2008	(167,528)
Cash distributions declared	(24,596)
Amortization of stock based compensation	562
Purchase, retirement, issuance of common stock and other	(52)

Balance at June 30, 2008	$181,954

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General.  At December 31, 2007 and June 30, 2008, there were 27,305,379 and 27,333,315 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2007, there were 268,679 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. During the first quarter of 2008, the Company issued 2,104 shares of common stock under the Arch plan of reorganization. At June 30, 2008, 266,575 shares of common stock remained in the reserve for future issuance under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for future issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

At June 30, 2008, the Company had no stock options outstanding.

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

The following table summarizes the activities under the Equity Plan from inception through June 30, 2008:

Activity

Equity securities approved	1,878,976
Less: Restricted stock issued to management
2005 Grant	(103,937)
2006 Grant	(132,572)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(18,123)
Common stock(1)	(28,696)
Add: Restricted stock forfeited by management
2005 Grant	22,488
2006 Grant	20,976
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at June 30, 2008	1,643,097

(1)	19,605 existing restricted stock units were converted into shares of the Company’s common stock and issued to the non-executive members of the Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Board of Directors for services performed.

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

For the 2006 Grant, the Company used the fair-value based method of accounting for the 2006 Grant and is ratably amortizing the $3.1 million to expense over the 36 months vesting period. A total of $0.6 million and

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.5 million was included in stock based compensation expense for the six months ended June 30, 2007 and 2008, respectively, in relation to the 2006 Grant.

Any unvested shares of restricted stock granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2007 the cumulative forfeiture was 18,919 shares of restricted stock. During the first quarter of 2008, 662 shares of restricted stock were forfeited. During the second quarter of 2008, 1,395 shares of restricted stock were forfeited resulting in a cumulative forfeiture total of 20,976 shares. As of June 30, 2008, there were 111,596 shares from the 2006 Grant scheduled to fully vest on January 1, 2009.

Since the 2006 Grant will fully vest on January 1, 2009, the Company reclassified the accrued liability related to the cash distributions set aside for the 2006 Grant from other long-term liabilities to distributions payable during the first quarter of 2008.

Cash Award.  Also on February 1, 2006, the Company provided for long-term cash performance awards to the same certain eligible employees. The vesting date for these long-term cash performance awards is January 1, 2009 and payment will be made after the vesting date. The Company is ratably amortizing the $3.2 million to expense over the 36 months vesting period.

A total of $0.6 million and $0.5 million was included in payroll and related expenses for the six months ended June 30, 2007 and 2008, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Since the long-term cash performance awards will fully vest on January 1, 2009, the Company reclassified the accrued liability associated with the long-term cash performance awards from other long-term liabilities to accounts payable and accrued liabilities during the first quarter of 2008.

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

On August 1, 2007 the Board of Directors approved an acceleration in the conversion date for existing RSUs. Existing RSUs would be converted into shares of common stock on the earlier of: (1) a director’s departure from the Board of Directors; (2) a change in control of the Company (as defined in the Equity Plan); or (3) the second trading day following the day that the Company filed its 2007 Annual Report on Form 10-K with the SEC. At December 31, 2007 there were 19,605 RSUs awarded and outstanding.

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

During the first quarter of 2008, the Company set aside approximately $5,250 for cash distribution declared on February 13, 2008 for non-executive directors’ outstanding restricted stock. During the second quarter of 2008, the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company set aside approximately $4,200 for cash distribution declared on May 2, 2008. As of June 30, 2008, the cumulative cash distribution set aside for the non-executive directors’ outstanding restricted stock is $9,450.

The following table details information on the restricted stock awarded to the Company’s non-executive directors:

	Service Period					Restricted Stock
	For the Three			Restricted Stock		Awarded and
Year	Months Ended	Grant Date	Price Per Share(1)	Awarded	Forfeitures(2)	Outstanding

2007	September 30	October 1	$16.87	4,299	(1,186)	3,113
	December 31	January 2	14.30	5,068	(1,398)	3,670
2008	March 31	April 1	7.14	8,756	(1,401)	7,355
	June 30	July 1	7.55	6,956	—	6,956

Total				25,079	(3,985)	21,094

(1)	The quarterly restricted stock award is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors and forfeited 1,292 shares of restricted stock. In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors and forfeited 2,693 shares of restricted stock.

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan. The Company used the fair-value based method of accounting for the equity awards and properly recorded the expenses for the six months ended June 30, 2008 in relation to these awards.

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

In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors. As a result, 2,693 shares of restricted stock and the related cash distributions were forfeited.

Board of Directors Common Stock.  In lieu of cash payment of $10,000 for directors’ fees earned in the fourth quarter of 2007, one non-executive director elected to receive a total of 699 shares of common stock in January 2008 based upon a price per share of $14.30, the Company’s closing stock price on December 31, 2007. As of June 30, 2008, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Distributions to Stockholders.  On February 13, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.65 per share of common stock, to stockholders of record on February 25, 2008, and with a payment date of March 13, 2008. This cash distribution of approximately $17.8 million was paid from available cash on hand.

On May 2, 2008, the Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock. Also on May 2, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on May 19, 2008 and with

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a payment date of June 19, 2008. This cash distribution of approximately $6.8 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the six months ended June 30, 2008 include previously declared cash distributions on RSUs and shares of vested restricted stock issued in January 2008 under the 2005 Grant.

Cash distributions on restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock are also forfeited.

Future Cash Distributions to Stockholders.  On July 31, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on August 14, 2008 and with a payment date of September 11, 2008. This cash distribution of approximately $6.8 million is expected to be paid from available cash on hand

Stock Repurchase Program.  On July 31, 2008, the Board of Directors approved a program for the Company to repurchase up to $50 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases. All repurchased shares will be returned to the status of authorized but unissued shares of the Company.

Additional Paid-in Capital.  For the six months ended June 30, 2008, additional paid-in capital decreased by $24.1 million due primarily to cash distributions to stockholders and the vesting and repurchase of restricted stock under the 2005 Grant. This was offset by the amortization of stock based compensation and the issuance of common stock to a non-executive director.

Net Income (Loss) per Common Share.  Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. The Company acquired a total of 2,254 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the restricted stock that vested on January 1, 2008. The shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of June 30, 2008. For the three months and six months ended June 30, 2008, the effect of 105,769 and 87,967, respectively, potential dilutive common shares was not included in the calculation

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for diluted net income (loss) per share as the impact is anti-dilutive. The components of basic and diluted net income (loss) per common share for the three months and six months ended June 30, 2008 were as follows:

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(Dollars in thousands, except share and per share amounts)

Net income (loss)	$12,966	$10,272	$25,992	$(167,528)

Weighted average shares of common stock outstanding	27,440,094	27,474,156	27,437,271	27,466,612
Dilutive effect of restricted stock and RSUs	130,252	126,820	130,403	—

Weighted average shares of common stock and common stock equivalents	27,570,346	27,600,976	27,567,674	27,466,612

Net income (loss) per common share
Basic	$0.47	$0.37	$0.95	$(6.10)

Diluted	$0.47	$0.37	$0.94	$(6.10)

(11) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R over the instruments’ vesting period. The following table reflects the impact on stock based compensation expense in the Company’s statements of operations for the three months and six months ended June 30, 2007 and 2008, respectively:

	For the		For the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
Operating Expense Category	2007	2008	2007	2008
	(Dollars in thousands)

Service, rental and maintenance	$30	$19	$61	$36
Selling and marketing	91	50	184	89
General and administrative	299	247	603	437

Total stock based compensation expense	$420	$316	$848	$562

(12) Income Taxes — The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded an estimated liability of $52.2 million for uncertain tax positions. As of December 31, 2007, this liability had decreased to $28.6 million, largely due to the expiration of statute of limitations. The liability for uncertain tax positions at June 30, 2008 of $30.1 million includes accrued interest expense of approximately $2.8 million which includes an additional accrued interest expense of approximately $0.7 million related to uncertain tax positions for the six months ended June 30, 2008.

The total unrecognized income tax benefits as of January 1, 2007 and 2008 were $372.4 million and $350.0 million, respectively. Unrecognized income tax benefits reflect positions taken for income tax purposes that do not meet the more likely than not standard as required by FIN 48.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Internal Revenue Service (the “IRS”) is auditing the Company’s Federal consolidated income tax returns for the period beginning January 1, 2004 to November 16, 2004 and the years ended December 31, 2005 and 2006. The audits are in process and the IRS has not proposed any significant adjustments. The IRS has requested and the Company has granted an extension of the statute of limitations related to the IRS’ review of the Company’s returns

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the period from January 1, 2004 to November 16, 2004. Therefore, the Company does not anticipate a significant decrease in the liability for uncertain tax positions during 2008.

The Company evaluates the recoverability of its deferred income tax assets and is required to determine whether based on all available evidence, it is more likely than not that all of the Company’s deferred income tax assets will be realized in future periods.

During December 2007, the Company’s management concluded that, based on the requirements of SFAS No. 109, not all of its deferred income tax assets would be recoverable. A valuation allowance of $55.0 million was recorded to reduce the deferred income tax assets to their estimated recoverable amounts. There have been no changes in the forecasted level of future taxable income that would require a change in the valuation allowance as of June 30, 2008.

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

(13) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the three months ended June 30, 2007 the Company paid $3.9 million to each landlord; and for the six months ended June 30, 2007 the Company paid $7.9 million and $7.8 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months and six months ended June 30, 2008, the Company paid $3.0 million and $6.1 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

(14) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(15) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Settled Lawsuits.  USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y, alleging that the Company owed a property tax filing services firm monetary damages. In April 2008 the matter was settled to the mutual satisfaction of the parties and did not have a material impact on the Company’s financial condition or results of operations.

USA Mobility was involved as a successor in liability in the case PageNet, Inc. (“PageNet”) v. The State of Florida, Department of Revenue (“DOR”). In 2002 PageNet contested a tax assessment issued against PageNet by DOR alleging that PageNet owes sales and use tax arising from PageNet acquisitions in the 1990s. In June 2008 the matter was settled to the mutual satisfaction of the parties and did not have a material impact on the Company’s financial condition or results of operations.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pending Lawsuits.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

The plaintiffs appealed the district court’s judgment with respect to the Fourth Amendment and SCA claims in the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”). On June 18, 2008, the Ninth Circuit Court reversed the district court’s summary judgment order and issued judgment against AWOC and the City. The Ninth Circuit Court held that AWOC violated the SCA by releasing the contents of stored communications without obtaining the consent of the users who sent or received the communications. The Ninth Circuit Court remanded the case to the district court for further proceedings.

The Company filed a petition in the Ninth Circuit Court for rehearing and rehearing en banc on July 9, 2008. The Company believes that the Ninth Circuit Court’s interpretation of the SCA is erroneous and conflicts with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. On July 31, 2008 the Ninth Circuit Court directed the plaintiffs in this action to respond to the Company’s petition for rehearing by no later than September 11, 2008. The Ninth Circuit Court should determine whether it intends to rehear the case within the next few months. If the Ninth Circuit Court does not grant rehearing, the district court could award damages to the plaintiffs. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

On July 23, 2008, USA Mobility received the opinion of the United States Court of Appeals for the First Circuit (the “First Circuit Court”) in an appeal of the case In re Arch Wireless, Inc.; Paging Network, Inc., Debtors; Arch Wireless, Inc.; Paging Network, Inc., Appellants, v. Nationwide Paging, Inc. (“Nationwide”), Appellee. The First Circuit Court affirmed the decision of the bankruptcy court that the claim of Nationwide was not discharged in the Arch Bankruptcy Case. The Company is evaluating the consequences of this decision on the Arch Bankruptcy Case and on the various Massachusetts state court cases including the case where Nationwide has alleged damages of $6.9 million. The Company intends to vigorously defend the allegations of Nationwide and is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

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

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (the “OMB”) (which has yet to occur). The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities will qualify for these exemptions. The Back-Up Power Order also provided

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that back-up power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned for review of the Back-Up Power Order in the United States Court of Appeals for the DC Circuit (the “DC Circuit Court”). Wireless voice providers also filed petitions for review. These petitions requested expedited review by the DC Circuit Court, which was granted. The DC Circuit Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The DC Circuit Court heard oral arguments on May 8, 2008.

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because OMB has not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as OMB is required to do by the Paperwork Reduction Act. OMB’s review will not likely result in significant changes to the Back-Up Power Order. The DC Circuit Court’s stay of the Back-Up Power Order remains in effect pending the DC Circuit Court’s ultimate resolution of the case. Once OMB review is complete, the DC Circuit Court will resume its review of the merits of the petition for review. The Company expects the DC Circuit Court to issue a ruling by the end of 2008.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of June 30, 2008, USA Mobility sales personnel were located in approximately 48 offices in 26 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2007		2008		2008
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	3,316	88.3%	2,939	88.2%	2,810	88.5%
Indirect	441	11.7%	394	11.8%	366	11.5%

Total	3,757	100.0%	3,333	100.0%	3,176	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2007		2008		2008
	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	232	7.0%	184	6.3%	172	6.1%
4 to 10 Units	139	4.2%	112	3.8%	104	3.7%
11 to 50 Units	344	10.4%	276	9.4%	255	9.1%
51 to 100 Units	200	6.0%	164	5.6%	155	5.5%
101 to 1000 Units	898	27.1%	784	26.7%	750	26.7%
> 1000 Units	1,503	45.3%	1,419	48.2%	1,374	48.9%

Total direct units in service	3,316	100.0%	2,939	100.0%	2,810	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2007		2008		2008
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	3,417	91.0%	3,017	90.5%	2,875	90.5%
Two-way messaging	340	9.0%	316	9.5%	301	9.5%

Total	3,757	100.0%	3,333	100.0%	3,176	100.0%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2007		2008		2008
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	3,078	82.0%	2,746	82.4%	2,631	82.9%
Owned by subscribers	238	6.3%	193	5.8%	179	5.6%
Owned by indirect customers or their subscribers	441	11.7%	394	11.8%	366	11.5%

Total	3,757	100.0%	3,333	100.0%	3,176	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2007		March 31, 2008		June 30, 2008
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
			(Units in thousands)

Direct	126	252	85	221	101	230
Indirect	33	62	33	49	29	57

Total	159	314	118	270	130	287

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
	2007	2008	2008

1 to 3 Units	(7.6%)	(7.8%)	(6.9%)
4 to 10 Units	(7.6%)	(6.5%)	(7.2%)
11 to 50 Units	(6.4%)	(7.6%)	(7.4%)
51 to 100 Units	(6.9%)	(6.9%)	(5.5%)
101 to 1000 Units	(2.8%)	(5.2%)	(4.3%)
> 1000 Units	(2.0%)	(2.4%)	(3.2%)

Total direct net unit loss%	(3.6%)	(4.4%)	(4.4%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	June 30,	March 31,	June 30,
Distribution Channel	2007	2008	2008

Direct	$9.08	$8.95	$8.97
Indirect	4.53	4.97	5.28
Consolidated	8.54	8.49	8.54

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The increase in consolidated ARPU for the quarter ended June 30, 2008 from the quarter ended March 31, 2008 was due primarily to the selected price increases implemented in June 2008 in the direct channel. One-time price increases that were implemented for smaller customers in certain channels and in the indirect channel as well as improvements in the rate of service credits in part contributed to increases in ARPU in 2007. Going forward without further price adjustments the Company believes ARPU will continue to decline for both the direct and indirect distribution channels. The price increases implemented during the second quarter of 2008 will impact ARPU and revenues throughout the remainder of 2008 and will mitigate but not completely offset the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the Three Months Ended
	June 30,	March 31,	June 30,
	2007	2008	2008

1 to 3 Units	$14.67	$14.66	$14.62
4 to 10 Units	13.40	13.56	13.56
11 to 50 Units	10.93	10.99	11.03
51 to 100 Units	9.48	9.57	9.76
101 to 1000 Units	8.24	8.23	8.45
> 1000 Units	7.80	7.75	7.70

Total direct ARPU	$9.08	$8.95	$8.97

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the three months and six months ended June 30, 2008, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 22% from 1,151 full time equivalent employees (“FTEs”) at June 30, 2007 to 898 FTEs at June 30, 2008. The Company anticipates continued staffing reductions in 2008; however, the Company anticipates these staffing reductions will be less significant than the reductions in 2007.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $74.1 million and $61.3 million for the three months ended June 30, 2007 and 2008, respectively; and $150.5 million and $126.0 million for the six months ended June 30, 2007 and 2008, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations — Three Months Ended June 30, 2007 and 2008

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended June 30, 2007 and 2008

	For the Three Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$102,135	95.0%	$86,334	93.8%	$(15,801)	(15.5%)
Product sales, net	5,335	5.0%	5,741	6.2%	406	7.6%

Total	$107,470	100.0%	$92,075	100.0%	$(15,395)	(14.3%)

Selected operating expenses:
Cost of products sold	$1,508	1.4%	$1,408	1.5%	$(100)	(6.6%)
Service, rental and maintenance	39,356	36.6%	31,583	34.3%	(7,773)	(19.8%)
Selling and marketing	9,975	9.3%	7,549	8.2%	(2,426)	(24.3%)
General and administrative	23,297	21.7%	20,782	22.6%	(2,515)	(10.8%)

Total	$74,136	69.0%	$61,322	66.6%	$(12,814)	(17.3%)

FTEs	1,151		898		(253)	(22.0%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and is net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $107.5 million and $92.1 million for the three months ended June 30, 2007 and 2008, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended June 30,
	2007	2008
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$73,793	$62,924
Two-way messaging	18,264	14,419

	92,057	77,343

Indirect:
One-way messaging	4,472	3,753
Two-way messaging	1,719	2,264

	$6,191	$6,017

Total paging:
One-way messaging	$78,265	$66,677
Two-way messaging	19,983	16,683

Total paging revenue	98,248	83,360

Non-paging revenue	3,887	2,974

Total service, rental and maintenance revenues, net	$102,135	$86,334

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2007 and 2008 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of June 30,			For the Three Months Ended June 30,			Change Due To:
	2007	2008	Change	2007(1)	2008(1)	Change	ARPU	Units
	(Units in thousands)				(Dollars in thousands)

One-way messaging	3,417	2,875	(542)	$78,265	$66,677	$(11,588)	$537	$(12,125)
Two-way messaging	340	301	(39)	19,983	16,683	(3,300)	(1,017)	(2,283)

Total	3,757	3,176	(581)	$98,248	$83,360	$(14,888)	$(480)	$(14,408)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. In June 2008, the Company implemented selected price increases in its direct channel. These price increases will impact

ARPU and revenues throughout the remainder of 2008 and will mitigate but not completely offset the expected declines in both ARPU and revenues.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.1 million decrease for the three months ended June 30, 2008 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$22,115	20.6%	$16,756	18.2%	$(5,359)	(24.2%)
Telecommunications	6,622	6.2%	5,503	6.0%	(1,119)	(16.9%)
Payroll and related	6,657	6.2%	6,504	7.1%	(153)	(2.3%)
Stock based compensation	30	0.0%	19	0.0%	(11)	(36.7%)
Other	3,932	3.6%	2,801	3.0%	(1,131)	(28.8%)

Total service, rental and maintenance	$39,356	36.6%	$31,583	34.3%	$(7,773)	(19.8%)

FTEs	355		290		(65)	(18.3%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2008 decreased $7.8 million or 19.8% from the same period in 2007. The percentage of expense to revenue also decreased, primarily due to lower site rent and telecommunications expenses resulting from the Company’s network rationalization initiative. The significant variances are as follows:

•	Site rent — The decrease of $5.4 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers.

•	Telecommunications — The decrease of $1.1 million in telecommunications expenses is due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2008.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $0.2 million is due primarily to a reduction in headcount for the three months ended June 30, 2008 compared to the same period in 2007. While total FTEs declined by 65 from 355 at June 30, 2007 to 290 FTEs at June 30, 2008, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with shares of restricted common stock (“restricted stock”) issued to certain members of management under the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). The reduction recognized for the three months ended June 30, 2008 is primarily due to no compensation expense associated with the 2005 grant of restricted stock (the “2005 Grant”) during the period since the grant was fully amortized by December 31, 2007.

•	Other — The decrease of $1.1 million in other expenses consist primarily of a decrease in repairs and maintenance expenses of $0.4 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.3 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.4 million in office expenses and various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$6,259	5.8%	$4,797	5.2%	$(1,462)	(23.4%)
Commissions	2,386	2.2%	2,037	2.2%	(349)	(14.6%)
Stock based compensation	91	0.1%	50	0.1%	(41)	(45.1%)
Other	1,239	1.2%	665	0.7%	(574)	(46.3%)

Total selling and marketing	$9,975	9.3%	$7,549	8.2%	$(2,426)	(24.3%)

FTEs	356		249		(107)	(30.1%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $1.5 million or 23.4% for the three months ended June 30, 2008 compared to the same period in 2007. While total FTEs declined by 107 from 356 FTEs at June 30, 2007 to 249 FTEs at June 30, 2008, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$9,343	8.7%	$8,129	8.8%	$(1,214)	(13.0%)
Stock based compensation	299	0.3%	247	0.3%	(52)	(17.4%)
Bad debt	1,075	1.0%	691	0.8%	(384)	(35.7%)
Facility rent	3,066	2.9%	2,199	2.4%	(867)	(28.3%)
Telecommunications	1,526	1.4%	983	1.1%	(543)	(35.6%)
Outside services	5,222	4.9%	4,584	5.0%	(638)	(12.2%)
Taxes, licenses and permits	(20)	0.0%	2,055	2.2%	2,075	(10375.0%)
Other	2,786	2.5%	1,894	2.1%	(892)	(32.0%)

Total general and administrative	$23,297	21.7%	$20,782	22.6%	$(2,515)	(10.8%)

FTEs	440		359		(81)	(18.4%)

As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2008 decreased $2.5 million or 10.8% from the same period in 2007 due primarily to headcount reductions, office closures and lower outside services expense; all of which were offset by higher taxes, licenses and permits expense. The percentage of expense to revenue increased, primarily due to higher taxes, licenses and permits expense for the three months ended June 30, 2008 compared to the same period in 2007 due to benefits recognized in 2007 for settlement of various state and local tax audits at amounts lower than the originally estimated liability. The significant variances are as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.2 million due primarily to a reduction in headcount for the three months ended June 30, 2008 compared to the same period in 2007. While total FTEs declined by 81 from 440 at June 30, 2007 to 359 FTEs at June 30, 2008, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. The decrease of $0.1 million for the three months ended June 30, 2008 is due primarily to no compensation expense associated with the 2005 Grant during the period since the grant was fully amortized by December 31, 2007 and lower amortization of compensation expense for the quarterly Board of Directors’ fees payable in restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) to the non-executive directors. This was partially offset by higher amortization of compensation expense for the 2006 grant of restricted stock (the “2006 Grant”) for the three months ended June 30, 2008.

•	Bad debt — The decrease of $0.4 million in bad debt expenses reflects the Company’s improved bad debt experience and change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $0.9 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.5 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.6 million in outside services expenses was due primarily to a reduction in outsourced customer service and other expenses of $0.9 million offset by higher professional fees for outsourced tax services and legal fees of $0.3 million during the period which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $2.1 million is mainly due to settlement of various state and local tax audits at amounts lower than the originally estimated liability for the three months ended June 30, 2007 that did not occur in 2008. This also resulted in the increase as a percentage of revenue. This is offset by lower gross receipts taxes, transactional and property taxes for the three months ended June 30, 2008. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $0.9 million in other expenses is due primarily to a decrease of $0.3 million due to lower office expenses, $0.2 million in lower pager shipping costs, $0.2 million in lower insurance expenses, and various refunds and other lower expenses netting $0.2 million; all of which result from continued site and office reductions.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $12.5 million for the three months ended June 30, 2007 to $11.7 million for the three months ended June 30, 2008. The decrease is primarily due to $1.0 million in lower depreciation for the three months ended June 30, 2008 from fully depreciated paging infrastructure and by $0.2 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, all offset by $0.5 million in higher depreciation for the three months ended June 30, 2008 for other assets. In addition, amortization expense is $0.2 million lower for the three months ended June 30, 2008, offset by $0.1 million in higher accretion expense due to higher asset retirement obligation liabilities.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the three months ended June 30, 2008. The Company evaluated goodwill for impairment in the first quarter of 2008. Based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $0.9 million for the three months ended June 30, 2007 compared to $0.7 million for the three months ended June 30, 2008. This decrease was primarily due to lower interest rates that resulted in less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended June 30, 2008.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2007 and 2008 were $9.7 million and $9.5 million, respectively. The decrease in the tax provision during the period was primarily due to lower income (excluding the goodwill impairment charge) before income tax expense. The increase in the effective tax rate from 42.7% for the three months ended June 30, 2007 to 48.1% for the same period in 2008 (excluding the effects of the non-deductible goodwill impairment charge) is due primarily to increased state income taxes (due to several states changing the nature of their tax from a franchise tax to an income tax), a true-up of foreign income taxes and the change in treatment of cash distributions from a Canadian investee from a return of capital (not taxable) to dividends (taxable).

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

Results of Operations — Six Months Ended June 30, 2007 and 2008

Comparison of Revenues and Selected Operating Expenses for the Six Months Ended June 30, 2007 and 2008

	For the Six Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$209,277	95.6%	$176,221	94.3%	$(33,056)	(15.8%)
Product sales, net	9,735	4.4%	10,612	5.7%	877	9.0%

Total	$219,012	100.0%	$186,833	100.0%	$(32,179)	(14.7%)

Selected operating expenses:
Cost of products sold	$2,195	1.0%	$2,489	1.3%	$294	13.4%
Service, rental and maintenance	78,389	35.8%	65,552	35.1%	(12,837)	(16.4%)
Selling and marketing	20,217	9.2%	15,385	8.2%	(4,832)	(23.9%)
General and administrative	49,745	22.7%	42,590	22.8%	(7,155)	(14.4%)

Total	$150,546	68.7%	$126,016	67.4%	$(24,530)	(16.3%)

FTEs	1,151		898		(253)	(22.0%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and is net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $219.0 million and $186.8 million for the six months ended June 30, 2007 and 2008, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Six Months Ended
	June 30,
	2007	2008
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$151,340	$128,539
Two-way messaging	37,690	29,586

	189,030	158,125

Indirect:
One-way messaging	9,773	7,429
Two-way messaging	3,448	4,579

	$13,221	$12,008

	For the
	Six Months Ended
	June 30,
	2007	2008
	(Dollars in thousands)

Total paging:
One-way messaging	$161,113	$135,968
Two-way messaging	41,138	34,165

Total paging revenue	202,251	170,133

Non-paging revenue	7,026	6,088

Total service, rental and maintenance revenues, net	$209,277	$176,221

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2007 and 2008 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of June 30,			For the Six Months Ended June 30,			Change Due To:
	2007	2008	Change	2007(1)	2008(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,417	2,875	(542)	$161,113	$135,968	$(25,145)	$(127)	$(25,018)
Two-way messaging	340	301	(39)	41,138	34,165	(6,973)	(1,735)	(5,238)

Total	3,757	3,176	(581)	$202,251	$170,133	$(32,118)	$(1,862)	$(30,256)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. In June 2008, the Company implemented selected price increases in its direct channel. These price increases will impact ARPU and revenues throughout the remainder of 2008 and will mitigate but not completely offset the expected declines in both ARPU and revenues.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.3 million increase for the six months ended June 30, 2008 was due primarily to an increase in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Six Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$44,399	20.3%	$34,548	18.5%	$(9,851)	(22.2%)
Telecommunications	13,680	6.3%	11,707	6.3%	(1,973)	(14.4%)
Payroll and related	13,145	6.0%	13,187	7.1%	42	0.3%
Stock based compensation	61	0.0%	36	0.0%	(25)	(41.0%)
Other	7,104	3.2%	6,074	3.3%	(1,030)	(14.5%)

Total service, rental and maintenance	$78,389	35.8%	$65,552	35.1%	$(12,837)	(16.4%)

FTEs	355		290		(65)	(18.3%)

As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2008 decreased $12.8 million or 16.4% from the same period in 2007. The percentage of expense to revenue decreased, primarily due to lower site rent expenses. The significant variances are as follows:

•	Site rent — The decrease of $9.9 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers.

•	Telecommunications — The decrease of $2.0 million in telecommunications expenses is due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2008.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The increase in payroll and related expenses and the increase in payroll and related expenses as a percentage of revenue reflects the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with shares of restricted stock issued to certain members of management under the Equity Plan. The reduction recognized for the six months ended June 30, 2008 is primarily due to no compensation expense associated with the 2005 Grant during the period since the grant was fully amortized by December 31, 2007.

•	Other — The decrease of $1.0 million in other expenses consist primarily of a decrease in repairs and maintenance expenses of $0.6 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.2 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.2 million in office expenses and various other expenses, net which resulted in the increase as a percentage of revenue.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Six Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$12,999	5.9%	$9,961	5.3%	$(3,038)	(23.4%)
Commissions	4,556	2.1%	3,761	2.0%	(795)	(17.4%)
Stock based compensation	184	0.1%	89	0.0%	(95)	(51.6%)
Other	2,478	1.1%	1,574	0.9%	(904)	(36.5%)

Total selling and marketing	$20,217	9.2%	$15,385	8.2%	$(4,832)	(23.9%)

FTEs	356		249		(107)	(30.1%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $3.0 million or 23.4% for the six months ended June 30, 2008 compared to the same period in 2007. While total FTEs declined by 107 from 356 FTEs at June 30, 2007 to 249 FTEs at June 30, 2008, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Six Months Ended June 30,
	2007		2008		Change Between
		% of		% of	2007 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$18,903	8.6%	$16,811	9.0%	$(2,092)	(11.1%)
Stock based compensation	603	0.3%	437	0.2%	(166)	(27.5%)
Bad debt	2,477	1.1%	1,402	0.8%	(1,075)	(43.4%)
Facility rent	6,013	2.8%	4,272	2.3%	(1,741)	(29.0%)
Telecommunications	3,290	1.5%	2,031	1.1%	(1,259)	(38.3%)
Outside services	10,726	4.9%	9,943	5.3%	(783)	(7.3%)
Taxes, licenses and permits	2,296	1.1%	4,013	2.1%	1,717	74.8%
Other	5,437	2.4%	3,681	2.0%	(1,756)	(32.3%)

Total general and administrative	$49,745	22.7%	$42,590	22.8%	$(7,155)	(14.4%)

FTEs	440		359		(81)	(18.4%)

As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2008 decreased $7.2 million or 14.4% from the same period in 2007 due primarily to headcount reductions, lower bad debt expense, office closures and lower telecommunications expense; all of which were offset by higher taxes, licenses and permits expense. The significant variances are as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $2.1 million due primarily to a reduction in headcount for the six months ended June 30, 2008 compared to the same period in 2007. While total FTEs declined by 81 from 440 at June 30, 2007 to 359 FTEs at June 30, 2008, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. The decrease of $0.2 million for the six months ended June 30, 2008 is due primarily to no compensation expense associated with the 2005 Grant during the period since the grant was fully amortized by December 31, 2007 and lower amortization of compensation expense for the quarterly Board of Directors’ fees payable in RSUs and restricted stock to the non-executive directors. This was partially offset by higher amortization of compensation expense for the 2006 Grant for the six months ended June 30, 2008.

•	Bad debt — The decrease of $1.1 million in bad debt expenses reflects the Company’s improved bad debt experience and change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $1.7 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $1.3 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.8 million in outside services expenses was due primarily to a reduction in outsourced customer service and other expenses of $1.8 million offset by higher professional fees for outsourced tax services and legal fees during the period of $1.0 million which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $1.7 million is mainly due to settlement of various state and local tax audits at amounts lower than the originally estimated liability for the six months ended June 30, 2007 that did not occur in 2008. This also resulted in the increase as a percentage of revenue. This is offset by lower gross receipts taxes, transactional and property taxes for the six months ended June 30, 2008. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $1.8 million in other expenses is due primarily to a decrease of $0.4 million due to office expenses, $0.3 million in lower pager shipping costs, $0.3 million in lower insurance expenses, and various refunds and other lower expenses netting $0.8 million; all of which result from continued site and office reductions.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $25.8 million for the six months ended June 30, 2007 to $24.2 million for the six months ended June 30, 2008. The decrease is primarily due to $1.7 million in lower depreciation for the six months ended June 30, 2008 from fully depreciated paging infrastructure and by $0.3 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, all offset by $1.0 million in higher depreciation for the six months ended June 30, 2008 for other assets. In addition, amortization expense is $0.8 million lower for the six months ended June 30, 2008, offset by $0.2 million in higher accretion expense due to higher asset retirement obligation liabilities.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the six months ended June 30, 2008. The Company evaluated goodwill for impairment between annual tests due to an indicator of impairment. During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of USMO taken as a whole at March 31, 2008 was used as the fair value of the reporting unit. Based on the requirements of SFAS No. 142 the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $1.9 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2008. This decrease was primarily due to lower interest rates that resulted in less interest income earned on investment of available cash in short-term interest bearing accounts for the six months ended June 30, 2008.

Income Tax Expense.  Income tax expense for the six months ended June 30, 2007 and 2008 were $18.9 million and $17.3 million, respectively. The decrease in the tax provision during the period was primarily due to lower income (excluding the goodwill impairment charge) before income tax expense. The increase in the effective tax rate from 42.1% for the six months ended June 30, 2007 to 45.5% for the same period in 2008 (excluding the effects of the non-deductible goodwill impairment charge) is due primarily to increased state income taxes (due to several states changing the nature of their tax from a franchise tax to an income tax), a true-up of foreign income taxes and the change in treatment of cash distributions from a Canadian investee from a return of capital (not taxable) to dividends (taxable).

On February 13, 2008 the Stimulus Act was enacted. The Stimulus Act provides, in part, for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not decided whether to elect the bonus depreciation provisions. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance would be reduced by approximately $2.5 million which, in turn, would reduce income tax expense.

Liquidity and Capital Resources

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at June 30, 2008, should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, reduce or eliminate its stock repurchase program, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

			Increase /
	For the Six Months		(Decrease)
	Ended June 30,		Between
	2007	2008	2007 and 2008
	(Dollars in thousands)

Net cash provided by operating activities	$62,427	$53,490	$(8,937)
Net cash used in investing activities	(8,482)	(7,711)	(771)
Net cash used in financing activities	(62,816)	(24,565)	(38,251)

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

	For the		Increase /
	Six Months Ended		(Decrease)
	June 30,		Between
	2007	2008	2007 and 2008
	(Dollars in thousands)

Cash received from customers	$215,707	$186,641	$(29,066)

Cash paid for:
Payroll and related costs	53,002	50,638	(2,364)
Site rent costs	45,112	32,747	(12,365)
Telecommunications costs	15,065	12,372	(2,693)
Interest costs	7	3	(4)
Other operating costs	40,094	37,391	(2,703)

	153,280	133,151	(20,129)

Net cash provided by operating activities	$62,427	$53,490	$(8,937)

Net cash provided by operating activities decreased $8.9 million from the six months ended June 30, 2007 compared to the six months ended June 30, 2008 due primarily to the following:

•	Cash received from customers decreased $29.1 million from the six months ended June 30, 2007 compared to the same period in 2008. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $32.2 million offset by net increases in other items of $3.1 million.

•	Cash payments for payroll and related costs decreased $2.4 million due primarily to a reduction in headcount. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $12.4 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its master lease agreements (“MLAs”).

•	Cash payments for telecommunications costs decreased $2.7 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $2.7 million. The decrease in these payments was primarily due to lower facility rent of $1.7 million, reduction in outside services costs of $1.3 million and reductions in various other expenses of $1.4 million net, which were all offset by $1.7 million in higher taxes, licenses and permits expenses for the six months ended June 30, 2008. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $0.8 million from the six months ended June 30, 2007 compared to the same period in 2008 primarily due to lower capital expenses in 2008. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the six months ended June 30, 2008 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2008 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $38.3 million from the six months ended June 30, 2007 compared to the same period in 2008 due to lower cash distributions paid to stockholders during the period. For the six months ended June 30, 2007 the Company paid a total of $2.30 per share of common stock as compared to $0.90 per share of common stock for the six months ended June 30, 2008.

Cash Distributions to Stockholders.  On February 13, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.65 per share of common stock, to stockholders of record on February 25, 2008, and with a payment date of March 13, 2008. This cash distribution of approximately $17.8 million was paid from available cash on hand.

On May 2, 2008, the Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock. Also on May 2, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on May 19, 2008 and with a payment date of June 19, 2008. This cash distribution of approximately $6.8 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the six months ended June 30, 2008 include previously declared cash distributions on RSUs and shares of vested restricted stock issued in January 2008 under the 2005 Grant.

Cash distributions on restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock are also forfeited.

Future Cash Distributions to Stockholders.  On July 31, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on August 14, 2008 and with a payment date of September 11, 2008. This cash distribution of approximately $6.8 million is expected to be paid from available cash on hand.

Stock Repurchase Program.  On July 31, 2008, the Board of Directors approved a program for the Company to repurchase up to $50 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases. All repurchased shares will be returned to the status of authorized but unissued shares of the Company. The Company expects to use available cash on hand and net cash provided by operating activities to fund the stock repurchase program.

Borrowings.  At June 30, 2008, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is reviewing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expenses under operating leases for the three months ended June 30, 2007 and 2008 were approximately $24.5 million and $18.4 million, respectively; and $48.8 million and $37.6 million for the six months ended June 30, 2007 and 2008, respectively.

Other Commitments.  USA Mobility also has various Letters of Credit (the “LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the condensed consolidated balance sheets.

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

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Settled Lawsuits.  USA Mobility was named as defendant in a breach of contract suit filed in the U.S. District Court for the Northern District of Texas, Ad Valorem Services Company v. USA Mobility, Inc., No. 4-06CV-742-Y, alleging that the Company owed a property tax filing services firm monetary damages. In April 2008 the matter was settled to the mutual satisfaction of the parties and did not have a material impact on the Company’s financial condition or results of operations.

USA Mobility was involved as a successor in liability in the case PageNet, Inc. (“PageNet”) v. The State of Florida, Department of Revenue (“DOR”). In 2002 PageNet contested a tax assessment issued against PageNet by DOR alleging that PageNet owes sales and use tax arising from PageNet acquisitions in the 1990s. In June 2008 the matter was settled to the mutual satisfaction of the parties and did not have a material impact on the Company’s financial condition or results of operations.

Pending Lawsuits.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

The plaintiffs appealed the district court’s judgment with respect to the Fourth Amendment and SCA claims in the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”). On June 18, 2008, the Ninth Circuit Court reversed the district court’s summary judgment order and issued judgment against AWOC and the City. The Ninth Circuit Court held that AWOC violated the SCA by releasing the contents of stored communications without obtaining the consent of the users who sent or received the communications. The Ninth Circuit Court remanded the case to the district court for further proceedings.

The Company filed a petition in the Ninth Circuit Court for rehearing and rehearing en banc on July 9, 2008. The Company believes that the Ninth Circuit Court’s interpretation of the SCA is erroneous and conflicts with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. On July 31, 2008 the Ninth Circuit Court directed the plaintiffs in this action to respond to the Company’s petition for rehearing by no later than September 11, 2008. The Ninth Circuit Court should determine whether it intends to rehear the case within the next few months. If the Ninth Circuit Court does not grant rehearing, the district court could award damages to the plaintiffs. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

On July 23, 2008, USA Mobility received the opinion of the United States Court of Appeals for the First Circuit (the “First Circuit Court”) in an appeal of the case In re Arch Wireless, Inc.; Paging Network, Inc., Debtors; Arch Wireless, Inc.; Paging Network, Inc., Appellants, v. Nationwide Paging, Inc. (“Nationwide”), Appellee. The First Circuit Court affirmed the decision of the bankruptcy court that the claim of Nationwide was not discharged in the Arch Bankruptcy Case. The Company is evaluating the consequences of this decision on the Arch Bankruptcy Case and on the various Massachusetts state court cases including the case where Nationwide has alleged damages of $6.9 million. The Company intends to vigorously defend the allegations of Nationwide and is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

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

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (the “OMB”) (which has yet to occur). The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities will be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities will qualify for these exemptions. The Back-Up Power Order also provided that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that back-up power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned for review of the Back-Up Power Order in the United States Court of Appeals for the DC Circuit (the “DC Circuit Court”). Wireless voice providers also filed petitions for review. These petitions requested expedited review by the DC Circuit Court, which was granted. The DC Circuit Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The DC Circuit Court heard oral arguments on May 8, 2008.

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because OMB has not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as OMB is required to do by the Paperwork Reduction Act. OMB’s review will not likely result in significant changes to the Back-Up Power Order. The DC Circuit Court’s stay of the Back-Up Power Order remains in effect pending the DC Circuit Court’s ultimate resolution of the case. Once OMB review is complete, the DC Circuit Court will resume its review of the merits of the petition for review. The Company expects the DC Circuit Court to issue a ruling by the end of 2008.

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

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the three months ended June 30, 2007 the Company paid $3.9 million to each landlord; and for the six months ended June 30, 2007 the Company paid $7.9 million and $7.8 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months and six months ended June 30, 2008, the Company paid $3.0 million and $6.1 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2008, the Company had no outstanding debt financing.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected. Because of the material weakness identified as of December 31, 2007 which has not yet been remediated, management has concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) were not effective as of June 30, 2008 to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and COO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

Accordingly, management has determined the following material weakness in the Company’s internal control over financial reporting continues to exist as of June 30, 2008:

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

Changes in Internal Control Over Financial Reporting

There was a material change in the Company’s internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has assessed its quarterly income tax provision procedures and is in the process of implementing a widely accepted tax compliance software package.

Management expects to continue to undertake changes in its operations and procedures throughout 2008 to remediate the material weakness identified above.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Refer to Note 15 of this Quarterly Report on Form 10-Q for further information on settled lawsuits.

Pending Lawsuits.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

The plaintiffs appealed the district court’s judgment with respect to the Fourth Amendment and SCA claims in the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit Court”). On June 18, 2008, the Ninth Circuit Court reversed the district court’s summary judgment order and issued judgment against AWOC and the City. The Ninth Circuit Court held that AWOC violated the SCA by releasing the contents of stored communications without obtaining the consent of the users who sent or received the communications. The Ninth Circuit Court remanded the case to the district court for further proceedings.

The Company filed a petition in the Ninth Circuit Court for rehearing and rehearing en banc on July 9, 2008. The Company believes that the Ninth Circuit Court’s interpretation of the SCA is erroneous and conflicts with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. On July 31, 2008 the Ninth Circuit Court directed the plaintiffs in this action to respond to the Company’s petition for rehearing by no later than September 11, 2008. The Ninth Circuit Court should determine whether it intends to rehear the case within the next few months. If the Ninth Circuit Court does not grant rehearing, the district court could award damages to the plaintiffs. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

On July 23, 2008, USA Mobility received the opinion of the United States Court of Appeals for the First Circuit (the “First Circuit Court”) in an appeal of the case In re Arch Wireless, Inc.; Paging Network, Inc., Debtors; Arch Wireless, Inc.; Paging Network, Inc., Appellants, v. Nationwide Paging, Inc. (“Nationwide”), Appellee. The First Circuit Court affirmed the decision of the bankruptcy court that the claim of Nationwide was not discharged in the Arch Bankruptcy Case. The Company is evaluating the consequences of this decision on the Arch Bankruptcy Case and on the various Massachusetts state court cases including the case where Nationwide has alleged damages of $6.9 million. The Company intends to vigorously defend the allegations of Nationwide and is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 14, 2008, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). A total of 25,279,107 shares of common stock were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect seven directors and to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. Seven directors were elected to hold office until the next Annual Meeting and until their respective successors have been elected or appointed. Also the appointment of Grant Thornton LLP was ratified. No other business was transacted.

The results of the election of the directors and the ratification of the appointment of Grant Thornton LLP were as follows:

	Shares of Common Stock Voted
Election of Directors:	In Favor	Against	Abstained

Nicholas A. Gallopo	24,447,425	831,682	—
Vincent D. Kelly	25,069,905	209,202	—
Brian O’Reilly	24,463,954	815,153	—
Matthew Oristano	24,941,389	337,718	—
Thomas L. Schilling	24,586,137	692,970	—
Samme L. Thompson	24,939,753	339,354	—
Royce Yudkoff	24,327,206	951,901	—

Ratification of Appointment of:
Grant Thornton LLP	25,178,491	84,533	16,083

Item 5.	Other Information

Based upon the required market capitalization criteria at June 30, 2008, the Company has determined that it will remain an accelerated filer for the current year.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: August 6, 2008

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 6, 2008(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 6, 2008(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 6, 2008(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 6, 2008(1)

(1)	Filed herewith.