Form 10-Q
period 2008-09-30
USA Mobility, Inc
filed 2008-10-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,199,503 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of October 24, 2008.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2008
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$64,542	$103,728
Accounts receivable, net	28,044	25,866
Prepaid expenses and other	8,608	6,859
Deferred income tax assets, net	8,267	5,948

Total current assets	109,461	142,401
Property and equipment, net	75,669	63,102
Goodwill	188,170	—
Intangible assets, net	16,929	9,791
Deferred income tax assets, net	93,884	69,601
Other assets	7,634	5,535

TOTAL ASSETS	$491,747	$290,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$52,568	$48,843
Distributions payable	93	972
Customer deposits	1,592	1,285
Deferred revenue	12,059	11,087

Total current liabilities	66,312	62,187
Other long-term liabilities	51,867	50,249

TOTAL LIABILITIES	118,179	112,436

Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Additional paid-in capital	373,565	343,101
Accumulated deficit	—	(165,110)

TOTAL STOCKHOLDERS’ EQUITY	373,568	177,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,747	$290,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2008	2007	2008
	(In thousands, except share and per share amounts)
		(Unaudited)

Revenues:
Service, rental and maintenance, net of
service credits	$98,573	$83,343	$307,850	$259,564
Product sales	6,851	5,014	16,586	15,626

Total revenues	105,424	88,357	324,436	275,190

Operating expenses:
Cost of products sold	2,435	1,291	4,630	3,780
Service, rental and maintenance	36,746	29,069	115,135	94,621
Selling and marketing	9,891	6,756	30,108	22,141
General and administrative	23,606	20,631	73,351	63,221
Severance and restructuring	1,177	5,063	1,194	5,361
Depreciation, amortization and accretion	12,048	11,075	37,816	35,262
Goodwill impairment	—	—	—	188,170

Total operating expenses	85,903	73,885	262,234	412,556

Operating income (loss)	19,521	14,472	62,202	(137,366)
Interest income, net	856	471	2,739	1,721
Other income, net	1,038	205	1,348	532

Income (loss) before income tax expense	21,415	15,148	66,289	(135,113)
Income tax expense	5,947	12,730	24,829	29,997

Net income (loss)	$15,468	$2,418	$41,460	$(165,110)

Basic net income (loss) per common share	$0.56	$0.09	$1.51	$(6.01)

Diluted net income (loss) per common share	$0.56	$0.09	$1.50	$(6.01)

Basic weighted average common shares outstanding	27,445,028	27,474,156	27,439,885	27,469,145

Diluted weighted average common shares outstanding	27,594,513	27,602,296	27,597,509	27,469,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended
	September 30,
	2007	2008
	(In thousands and unaudited)

Cash flows from operating activities:
Net income (loss)	$41,460	$(165,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	37,816	35,262
Goodwill impairment	—	188,170
Deferred income tax expense	24,231	27,871
Amortization of stock based compensation	1,155	884
Provisions for doubtful accounts, service credits and other	7,573	4,566
Non-cash transaction tax accrual adjustments	(6,130)	(1,717)
Changes in assets and liabilities:
Accounts receivable	(8,892)	(2,388)
Prepaid expenses and other	3,341	2,501
Intangibles and other long-term assets	(212)	2,498
Accounts payable and accrued liabilities	(6,500)	(6,787)
Customer deposits and deferred revenue	(3,303)	(1,279)

Net cash provided by operating activities	90,539	84,471

Cash flows from investing activities:
Purchases of property and equipment	(13,139)	(14,094)
Proceeds from disposals of property and equipment	155	176

Net cash used in investing activities	(12,984)	(13,918)

Cash flows from financing activities:
Cash distributions to stockholders	(80,530)	(31,367)

Net cash used in financing activities	(80,530)	(31,367)

Net (decrease) increase in cash and cash equivalents	(2,975)	39,186
Cash and cash equivalents, beginning of period	66,507	64,542

Cash and cash equivalents, end of period	$63,532	$103,728

Supplemental disclosure:
Interest paid	$11	$3

Income taxes paid (state and local)	$404	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Preparation of Interim Financial Statements — The condensed consolidated financial statements of USA Mobility, Inc. (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of operations within the Operating Expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring; depreciation, amortization and accretion; and goodwill impairment. These items are shown separately on the condensed consolidated statements of operations within Operating Expenses.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2007, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2007 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2007. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature except for the goodwill impairment and increase to the deferred income tax valuation allowance discussed below.

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

(4) Recent and New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, as amended (“SFAS No. 109”). In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 14.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157. Also in February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The FASB has issued a proposed FASB Staff Position No. 157-c, (“FSP 157-c”), that would provide guidance on measuring liabilities under SFAS No. 157. Management is currently evaluating the impact that SFAS No. 157 will have on the Company’s financial position or results of operations for non-financial assets. There is no material impact on financial assets at September 30, 2008.

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

Other new pronouncements issued during the nine months ended September 30, 2008 are not applicable to the Company.

(5) Long-Lived Assets, Intangible Assets and Goodwill — The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the nine months ended September 30, 2007 and 2008, respectively.

Intangible assets subject to amortization were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for intangible assets was $2.2 million for the three months ended September 30, 2007 and 2008; and $7.5 million and $6.7 million for the nine months ended September 30, 2007 and 2008, respectively.

Amortizable intangible assets are comprised of the following at September 30, 2008:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$65,880	$(56,413)	$9,467
Purchased Federal Communications Commission licenses	5	2,689	(2,370)	319
Other	3	68	(63)	5

Total intangible assets, net		$68,637	$(58,846)	$9,791

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

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses for the three and nine months ended September 30, 2007 and 2008, respectively, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
	(Dollars in thousands)

Depreciation	$9,482	$8,377	$29,333	$27,195
Amortization	2,227	2,247	7,476	6,739
Accretion	339	451	1,007	1,328

Total depreciation, amortization and accretion	$12,048	$11,075	$37,816	$35,262

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following:

	December 31,	September 30,
	2007	2008
	(Dollars in thousands)

Accounts payable	$3,243	$2,843
Accrued compensation and benefits	11,956	14,768
Accrued severance and restructuring	5,610	4,567
Accrued network costs	2,412	2,210
Accrued taxes	17,822	17,130
Asset retirement obligations — short-term	5,072	3,712
Accrued other	6,453	3,613

Total accounts payable and accrued liabilities	$52,568	$48,843

Accrued compensation and benefits at September 30, 2008 include the long-term cash performance awards reclassified from other long-term liabilities during the first quarter of 2008 as the vesting of the long-term cash performance awards will occur within one year.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had recognized cumulative net asset retirement costs of $6.3 million at December 31, 2007. During the second quarter of 2008, the Company recorded $0.6 million in additional asset retirement costs, offset by $1.3 million of depreciation expense, resulting in cumulative net asset retirement costs of $5.6 million at June 30, 2008. During the third quarter of 2008, management evaluated the timing and the impact on the future obligations related to the retirement of assets as part of the Company’s annual long range planning process. As a result, the Company recorded $0.3 million in additional asset retirement costs, offset by $0.7 million of depreciation expense, resulting in cumulative net asset retirement costs of $5.2 million at September 30, 2008. Paging equipment assets have been increased to reflect these additional costs and depreciation is being recognized over the related estimated lives of 15 to 63 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities are as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2007	$5,072	$9,979	$15,051
Accretion	413	915	1,328
Amounts paid	(3,515)	—	(3,515)
Additional amounts recorded	1,379	(493)	886
Reclassifications	363	(363)	—

Balance at September 30, 2008	$3,712	$10,038	$13,750

The balances above were included within accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2008.

(9) Other Long-Term Liabilities — Other long-term liabilities consist of the following:

	December 31,	September 30,
	2007	2008
	(Dollars in thousands)

Income taxes	$37,100	$38,751
Asset retirement obligation — long-term	9,979	10,038
Escheat liability — long-term	1,465	1,460
Other liabilities	3,323	—

Total other long-term liabilities	$51,867	$50,249

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the nine months ended September 30, 2008 consisted of:

(Dollars in thousands)

Balance at January 1, 2008	$373,568
Net loss for the nine months ended September 30, 2008	(165,110)
Cash distributions declared	(31,431)
Amortization of stock based compensation	884
Purchase, retirement, issuance of common stock and other	83

Balance at September 30, 2008	$177,994

General.  At December 31, 2007 and September 30, 2008, there were 27,305,379 and 27,340,083 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2007, there were 268,679 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. During the first quarter of 2008, the Company issued 2,104 shares of common stock under the Arch plan of reorganization. At September 30, 2008, 266,575 shares of common stock remained reserved for future issuance under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for future issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

At September 30, 2008, the Company had no stock options outstanding.

In connection with and prior to the November 2004 merger of Arch and Metrocall, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), stock grants or units. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through September 30, 2008:

Activity

Equity securities approved	1,878,976
Less: Restricted stock issued to management
2005 Grant	(103,937)
2006 Grant	(132,572)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(25,079)
Common stock(1)	(28,696)
Add: Restricted stock forfeited by management
2005 Grant	22,488
2006 Grant	21,164
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at September 30, 2008	1,636,329

(1)	19,605 existing restricted stock units were converted into shares of the Company’s common stock and issued to the non-executive members of the Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Board of Directors for services performed.

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

For the 2006 Grant, the Company used the fair-value based method of accounting for the 2006 Grant and is ratably amortizing the $3.1 million to expense over the 36 month vesting period. A total of $0.2 million and $0.3 million was included in stock based compensation expense for the three months ended September 30, 2007 and 2008, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2007 and 2008, respectively, in relation to the 2006 Grant.

Any unvested shares of restricted stock granted under the Equity Plan are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2007 the cumulative forfeitures were 18,919 shares of restricted stock. During the first quarter and second quarter of 2008, 662 and 1,395 shares of restricted stock, respectively, were forfeited. During the third quarter of 2008, 188 shares of restricted stock were forfeited resulting in a cumulative forfeiture total of 21,164 shares. As of September 30, 2008, there were 111,408 shares from the 2006 Grant scheduled to fully vest on January 1, 2009.

Since the 2006 Grant will fully vest on January 1, 2009, the Company reclassified the accrued liability related to the cash distributions set aside for the 2006 Grant from other long-term liabilities to distributions payable during the first quarter of 2008.

Cash Award.  Also, on February 1, 2006, the Company provided for long-term cash performance awards to the same certain eligible employees. The vesting date for these long-term cash performance awards is January 1, 2009 and payment will be made after the vesting date. The Company is ratably amortizing the $3.2 million to expense over the 36 month vesting period.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A total of $0.4 million and $0.2 million and $1.0 million and $0.7 million was included in payroll and related expenses for the three months and nine months ended September 30, 2007 and 2008, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Since the long-term cash performance awards will fully vest on January 1, 2009, the Company reclassified the accrued liability associated with the long-term cash performance awards from other long-term liabilities to accounts payable and accrued liabilities during the first quarter of 2008.

Board of Directors’ Equity Compensation.  On May 3, 2006, the Board of Directors granted the non-executive directors restricted stock units (“RSUs”) in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. No shares of common stock are issued for RSUs until their date of conversion and, accordingly, prior to the issuance of shares of common stock underlying the RSUs, the RSUs represent unsecured obligations of the Company.

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

The Board of Directors also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each non-executive director when the RSUs are converted into shares of common stock. During the first quarter of 2008, the Company set aside approximately $11,000 for cash distributions declared on February 13, 2008 on existing RSUs, resulting in a cumulative cash distribution total of $37,000 for the then existing RSUs.

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

During the first quarter of 2008, the Company set aside approximately $5,250 for cash distributions declared on February 13, 2008 for non-executive directors’ outstanding restricted stock. During the second quarter of 2008, the Company set aside approximately $4,200 for cash distributions declared on May 2, 2008. During the third quarter of 2008, the Company set aside approximately $5,300 for cash distributions declared on July 31, 2008. As of September 30, 2008, the cumulative cash distributions set aside for the non-executive directors’ outstanding restricted stock is $14,730.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the restricted stock awarded to the Company’s non-executive directors:

	Service Period					Restricted Stock
	For the Three			Restricted Stock		Awarded and
Year	Months Ended	Grant Date	Price Per Share(1)	Awarded	Forfeitures(2)	Outstanding

2007	September 30	October 1	$16.87	4,299	(1,186)	3,113 (3)
	December 31	January 2	14.30	5,068	(1,398)	3,670
2008	March 31	April 1	7.14	8,756	(1,401)	7,355
	June 30	July 1	7.55	6,956	—	6,956
	September 30	October 1	11.00	4,772	—	4,772

Total				29,851	(3,985)	25,866

(1)	The quarterly restricted stock award is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors and forfeited 1,292 shares of restricted stock. In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors and forfeited 2,693 shares of restricted stock.

(3)	On October 1, 2008 the restricted stock granted on October 1, 2007 vested and were issued to the non-executive directors of the Company’s Board of Directors.

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan. The Company used the fair-value based method of accounting for the equity awards and properly recorded the expenses for the nine months ended September 30, 2008 in relation to these awards.

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

On October 1, 2008, 3,113 shares of restricted stock vested from the grant issued to the non-executive directors on October 1, 2007 for services performed in the third quarter of 2007. In addition, the related cash distributions on the vested restricted stock were paid in October 2008.

Board of Directors’ Common Stock.  In lieu of cash payment of $10,000 for directors’ fees earned in the fourth quarter of 2007, one non-executive director elected to receive a total of 699 shares of common stock in January 2008 based upon a price per share of $14.30, the Company’s closing stock price on December 31, 2007. As of September 30, 2008, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

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

Cash distributions paid as disclosed in the statement of cash flows for the nine months ended September 30, 2008 include previously declared cash distributions on RSUs and shares of vested restricted stock issued in January 2008 under the 2005 Grant.

Cash distributions on restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock are also forfeited.

Future Cash Distributions to Stockholders.  On October 29, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on November 14, 2008 and with a payment date of December 10, 2008. This cash distribution of approximately $6.8 million is expected to be paid from available cash on hand.

Stock Repurchase Program.  On July 31, 2008, the Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases.

During the third quarter of 2008, the Company did not purchase any shares of its common stock. As such, there was approximately $50.0 million of share repurchase authority remaining as of September 30, 2008. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock will be returned to the status of authorized but unissued shares of the Company.

Additional Paid-in Capital.  For the nine months ended September 30, 2008, additional paid-in capital decreased by $30.5 million due primarily to cash distributions to stockholders and the vesting and repurchase of restricted stock under the 2005 Grant. This was offset by the amortization of stock based compensation, issuance of common stock to a non-executive director, and other.

(11) Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. The Company acquired a total of 2,254 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the restricted stock that vested on January 1, 2008. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of September 30, 2008. For the three months and nine months ended September 30, 2008, the effect of 66,005 and 71,787, respectively, of potential dilutive common shares was not included in the calculation for diluted net income (loss) per share as the impact is anti-dilutive. The components of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basic and diluted net income (loss) per common share for the three months and nine months ended September 30, 2008 were as follows:

	For the		For the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(Dollars in thousands, except share and per share amounts)

Net income (loss)	$15,468	$2,418	$41,460	$(165,110)

Weighted average shares of common stock outstanding	27,445,028	27,474,156	27,439,885	27,469,145
Dilutive effect of restricted stock and RSUs	149,485	128,140	157,624	—

Weighted average shares of common stock and common stock equivalents	27,594,513	27,602,296	27,597,509	27,469,145

Net income (loss) per common share
Basic	$0.56	$0.09	$1.51	$(6.01)

Diluted	$0.56	$0.09	$1.50	$(6.01)

(12) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R over the instruments’ vesting period. The following table reflects the impact on stock based compensation expense in the Company’s statements of operations for the three months and nine months ended September 30, 2007 and 2008, respectively:

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Operating Expense Category	2007	2008	2007	2008
	(Dollars in thousands)

Service, rental and maintenance	$26	$19	$87	$55
Selling and marketing	67	49	251	138
General and administrative	214	253	817	691

Total stock based compensation expense	$307	$321	$1,155	$884

(13) Accrued Severance and Restructurings — Accrued severance and restructuring consist of the following:

	January 1,			September 30,
	2008	Charges	Cash Paid	2008
	(Dollars in thousands)

Severance costs	$5,610	$4,354	$(5,397)	$4,567
Restructuring costs	—	1,007	(1,007)	—

Total accrued severance and restructuring	$5,610	$5,361	$(6,404)	$4,567

Accrued severance and restructuring charges incurred in 2008 were primarily related to additional staff reductions as the Company continues to match its employee levels with operational requirements. The provisions of SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”), require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. The balance of accrued severance and restructuring will be paid during the fourth quarter of 2008 and throughout 2009.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Income Taxes — The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded an estimated liability of $52.2 million for uncertain tax positions. As of December 31, 2007, this liability had decreased to $37.1 million, largely due to the expiration of the statute of limitations. During the third quarter of 2008, the Company reclassified amounts from the FIN 48 liability to deferred income tax assets. This reclassification increased the December 31, 2007 FIN 48 liability and non-current deferred income tax assets by $7.7 million.

The liability for uncertain tax positions at September 30, 2008 of $38.8 million includes accrued gross interest expense on uncertain tax positions of approximately $4.8 million. For the nine months ended September 30, 2008, $1.5 million of gross interest expense was accrued. These amounts are included in other long-term liabilities.

During the third quarter of 2008, the Company increased both the FIN 48 liability and the non-current balance of deferred income tax assets by $8.7 million at September 30, 2008 and $7.7 million at December 31, 2007. These reclassifications result in the presentation of the FIN 48 liability and the deferred income tax assets before offsetting any tax benefits for net operating losses, state income taxes and accrued interest.

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

During December 2007, the Company’s management concluded that, based on the requirements of SFAS No. 109, not all of its deferred income tax assets would be recoverable. A valuation allowance of $55.0 million was recorded to reduce the deferred income tax assets to their estimated recoverable amounts. During the first three quarters of 2008, the Company experienced revenue and subscriber erosion within its direct customer base that exceeded its expectations from earlier planning processes. As part of the Company’s annual long-range planning process in 2008, management evaluated these trends and concluded that there was continuing uncertainty regarding the Company’s ability to generate sufficient taxable income to fully use the deferred income tax assets as of September 30, 2008. Using forecasted taxable income through 2015 along with the available positive and negative evidence, the Company’s management concluded that, based on the requirements of SFAS No. 109, that an additional amount of its deferred income tax assets would not be recoverable at September 30, 2008. The Company recorded $7.3 million in income tax expense that increased the valuation allowance to a total of $62.2 million at September 30, 2008. This valuation allowance reduced the deferred income tax assets to their estimated recoverable amounts. Changes in the Company’s forecast of future taxable income along with all other evidence could result in additional adjustments to the valuation allowance and to income tax expense, stockholders’ equity and the Company’s future net income (loss).

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act provides, in part, for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not fully evaluated whether to elect the bonus depreciation provisions. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance would be reduced by approximately $2.5 million which, in turn, would reduce income tax expense.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of discrete items, such as accrued interest on the FIN 48 liability, the goodwill impairment, state income taxes, and permanent differences between book and taxable income.

(15) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the three months ended September 30, 2007 the Company paid $3.9 million to each landlord; and for the nine months ended September 30, 2007 the Company paid $11.7 million and $11.8 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months and nine months ended September 30, 2008, the Company paid $3.1 million and $9.3 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

(16) Segment Reporting — USA Mobility believes it currently has two operating segments: domestic operations and international operations, but no reportable segments, as international operations are immaterial to the consolidated entity.

(17) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

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

Stored Communication Act Litigation.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

The Company filed a petition in the Ninth Circuit Court for rehearing and rehearing en banc on July 9, 2008. The Company believes that the Ninth Circuit Court’s interpretation of the SCA is erroneous and conflicts with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. The Ninth Circuit Court should determine whether it intends to rehear the case within the next few months. If the Ninth Circuit Court does not grant rehearing, the district court could award damages to the plaintiffs. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  On July 23, 2008, USA Mobility received the opinion of the United States Court of Appeals for the First Circuit (the “First Circuit Court”) in an appeal of the case In re Arch Wireless, Inc.; Paging Network, Inc., Debtors; Arch Wireless, Inc.; Paging Network, Inc., Appellants, v. Nationwide Paging, Inc. (“Nationwide”), Appellee. The First Circuit Court affirmed the decision of the bankruptcy court that the claim of Nationwide was not discharged in the Arch Bankruptcy Case. The Company is evaluating the consequences of this decision on the Arch Bankruptcy Case and on the various Massachusetts state court cases including the case where Nationwide has alleged damages of $6.9 million. The Company intends to vigorously defend the allegations of Nationwide and is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Back-up Power Litigation.  On June 8, 2007, the Federal Communications Commission (the “FCC”) issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

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

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because OMB has not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as OMB is required to do by the Paperwork Reduction Act. OMB’s review will not likely result in significant changes to the Back-Up Power Order. The DC Circuit Court’s stay of the Back-Up Power Order remains in effect pending the DC Circuit Court’s ultimate resolution of the case. Once OMB review is complete, the DC Circuit Court will resume its review of the merits of the petition for review. The FCC submitted the information-collection requirements to OMB on September 3, 2008, and the deadline for OMB’s review is November 10, 2008. It is likely that the DC Circuit Court will issue a ruling in late 2008 or early 2009.

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

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes U.S. Patents Nos. 5,388,101 and 5,481,546, both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. At this time the Company has not been served by the plaintiff, no answer to the complaint is due and no schedule is in place. Based on the limited information included in the plaintiff’s complaint, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Part I — Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the United States Securities and Exchange Commission (the “SEC”) on March 13, 2008 (the “2007 Annual Report”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under the section “Item 1A. Risk Factors”.

Overview

In preparing the discussion and analysis contained in this Item 2, the Company presumes that readers have read or have access to the discussion and analysis contained in the 2007 Annual Report. In addition, the following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements, related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2007 Annual Report.

Sales and Marketing

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. As of September 30, 2008, USA Mobility sales personnel were located in approximately 38 offices in 23 states throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2007		2008		2008
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	3,193	88.2%	2,810	88.5%	2,675	89.1%
Indirect	427	11.8%	366	11.5%	327	10.9%

Total	3,620	100.0%	3,176	100.0%	3,002	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2007		2008		2008
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	216	6.8%	172	6.1%	159	5.9%
4 to 10 Units	129	4.0%	104	3.7%	97	3.6%
11 to 50 Units	319	10.0%	255	9.1%	236	8.8%
51 to 100 Units	189	5.9%	155	5.5%	144	5.4%
101 to 1000 Units	856	26.8%	750	26.7%	716	26.8%
> 1000 Units	1,484	46.5%	1,374	48.9%	1,323	49.5%

Total direct units in service	3,193	100.0%	2,810	100.0%	2,675	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2007		2008		2008
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	3,291	90.9%	2,875	90.5%	2,717	90.5%
Two-way messaging	329	9.1%	301	9.5%	285	9.5%

Total	3,620	100.0%	3,176	100.0%	3,002	100.0%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2007		2008		2008
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	2,966	81.9%	2,631	82.9%	2,511	83.6%
Owned by subscribers	227	6.3%	179	5.6%	164	5.5%
Owned by indirect customers or their subscribers	427	11.8%	366	11.5%	327	10.9%

Total	3,620	100.0%	3,176	100.0%	3,002	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2007		June 30, 2008		September 30, 2008
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
			(Units in thousands)

Direct	120	243	101	230	84	219
Indirect	42	56	29	57	19	58

Total	162	299	130	287	103	277

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	September 30,	June 30,	September 30,
	2007	2008	2008

1 to 3 Units	(6.6%)	(6.9%)	(7.0%)
4 to 10 Units	(7.0%)	(7.2%)	(6.7%)
11 to 50 Units	(7.3%)	(7.4%)	(7.4%)
51 to 100 Units	(5.7%)	(5.5%)	(7.5%)
101 to 1000 Units	(4.7%)	(4.3%)	(4.6%)
> 1000 Units	(1.3%)	(3.2%)	(3.7%)

Total direct net unit loss%	(3.7%)	(4.4%)	(4.8%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	September 30,	June 30,	September 30,
Distribution Channel	2007	2008	2008

Direct	$9.16	$8.97	$9.16
Indirect	4.56	5.28	4.96
Consolidated	8.62	8.54	8.69

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. One-time price increases that were implemented for smaller customers in certain channels and in the indirect channel as well as improvements in the rate of service credits in part contributed to increases in ARPU in 2007. Going forward without further price adjustments the Company believes ARPU will continue to decline for both the direct and indirect distribution channels. The increase in consolidated ARPU for the quarter ended September 30, 2008 from the quarter ended June 30, 2008 was due primarily to selected price increases implemented starting in June 2008 in the direct channel. The price increases implemented in June and July will impact ARPU and revenues throughout the remainder of 2008 and will mitigate but not completely offset the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the Three Months Ended
	September 30,	June 30,	September 30,
	2007	2008	2008

1 to 3 Units	$14.90	$14.62	$14.72
4 to 10 Units	13.68	13.56	13.92
11 to 50 Units	11.15	11.03	11.40
51 to 100 Units	9.74	9.76	10.36
101 to 1000 Units	8.35	8.45	8.91
> 1000 Units	7.86	7.70	7.72

Total direct ARPU	$9.16	$8.97	$9.16

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For both the three months and nine months ended September 30, 2008, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 26% from 1,133 full time equivalent employees (“FTEs”) at September 30, 2007 to 839 FTEs at September 30, 2008. The Company anticipates continued staffing reductions for the remainder of 2008 and throughout 2009; however, the Company anticipates these staffing reductions will be less significant than the reductions in 2007.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $72.7 million and $57.7 million for the three months ended September 30, 2007 and 2008, respectively; and $223.2 million and $183.8 million for the nine months ended September 30, 2007 and 2008, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations — Three Months Ended September 30, 2007 and 2008

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended September 30, 2007 and 2008

	For the Three Months Ended September 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$98,573	93.5%	$83,343	94.3%	$(15,230)	(15.5%)
Product sales, net	6,851	6.5%	5,014	5.7%	(1,837)	(26.8%)

Total	$105,424	100.0%	$88,357	100.0%	$(17,067)	(16.2%)

Selected operating expenses:
Cost of products sold	$2,435	2.3%	$1,291	1.5%	$(1,144)	(47.0%)
Service, rental and maintenance	36,746	34.8%	29,069	32.9%	(7,677)	(20.9%)
Selling and marketing	9,891	9.4%	6,756	7.7%	(3,135)	(31.7%)
General and administrative	23,606	22.4%	20,631	23.3%	(2,975)	(12.6%)

Total	$72,678	68.9%	$57,747	65.4%	$(14,931)	(20.5%)

FTEs	1,133		839		(294)	(25.9%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and is net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $105.4 million and $88.4 million for the three months ended

September 30, 2007 and 2008, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended
	September 30,
	2007	2008
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$72,207	$61,830
Two-way messaging	17,252	13,538

	89,459	75,368

Indirect:
One-way messaging	4,409	3,509
Two-way messaging	1,525	1,656

	$5,934	$5,165

Total paging:
One-way messaging	$76,616	$65,339
Two-way messaging	18,777	15,194

Total paging revenue	95,393	80,533

Non-paging revenue	3,180	2,810

Total service, rental and maintenance revenues, net	$98,573	$83,343

The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2007 and 2008 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of September 30,			For the Three Months Ended September 30,			Change Due To:
	2007	2008	Change	2007(1)	2008(1)	Change	ARPU	Units
	(Units in thousands)				(Dollars in thousands)

One-way messaging	3,291	2,717	(574)	$76,616	$65,339	$(11,277)	$1,472	$(12,749)
Two-way messaging	329	285	(44)	18,777	15,194	(3,583)	(1,277)	(2,306)

Total	3,620	3,002	(618)	$95,393	$80,533	$(14,860)	$195	$(15,055)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. In June and July 2008, the Company implemented selected price increases in its direct channel. These price increases will impact ARPU and revenues throughout the remainder of 2008 and will mitigate but not completely offset the expected declines in both ARPU and revenues.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $1.1 million decrease for the three months ended September 30, 2008 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended September 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$20,705	19.6%	$15,463	17.5%	$(5,242)	(25.3%)
Telecommunications	5,289	5.0%	5,072	5.8%	(217)	(4.1%)
Payroll and related	6,871	6.5%	5,827	6.6%	(1,044)	(15.2%)
Stock based compensation	26	0.0%	19	0.0%	(7)	(26.9%)
Other	3,855	3.7%	2,688	3.0%	(1,167)	(30.3%)

Total service, rental and maintenance	$36,746	34.8%	$29,069	32.9%	$(7,677)	(20.9%)

FTEs	363		263		(100)	(27.5%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2008 decreased $7.7 million or 20.9% from the same period in 2007. The percentage of expense to revenue also decreased, primarily due to lower site rent and payroll and related expenses resulting from the Company’s network rationalization initiative and reduction in headcount to maintain staffing levels that meet the Company’s current business requirements and outlook. The significant variances are as follows:

•	Site rent — The decrease of $5.2 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations.

•	Telecommunications — The decrease of $0.2 million in telecommunications expenses is due to the consolidation of the Company’s networks. Expenses as a percentage of revenue increased for the three months ended September 30, 2008 due to the net one-time reduction of $1.1 million recorded in the third quarter of 2007. This $1.1 million reduction primarily reflects the reversal of previously accrued underutilization fees that were no longer payable as a result of a third quarter 2007 contract amendment with the related vendor. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated throughout 2008.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $1.0 million is due primarily to a reduction in headcount for the three months ended September 30, 2008 compared to the same period in 2007. While total FTEs declined by 100 FTEs from 363 FTEs at September 30, 2007 to 263 FTEs at September 30, 2008, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with shares of restricted common stock (“restricted stock”) issued to certain members of management under the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). The reduction recognized for the three months ended September 30, 2008 is primarily due to no compensation expense associated with the 2005 grant of restricted stock (the “2005 Grant”) during the period since the grant was fully amortized by December 31, 2007.

•	Other — The decrease of $1.2 million in other expenses consists primarily of a decrease in repairs and maintenance expenses of $0.8 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.3 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.1 million in office expenses and various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended September 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$5,984	5.7%	$4,317	4.9%	$(1,667)	(27.9%)
Commissions	2,140	2.0%	1,742	2.0%	(398)	(18.6%)
Stock based compensation	67	0.1%	49	0.1%	(18)	(26.9%)
Other	1,700	1.6%	648	0.7%	(1,052)	(61.9%)

Total selling and marketing	$9,891	9.4%	$6,756	7.7%	$(3,135)	(31.7%)

FTEs	349		227		(122)	(35.0%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $1.7 million or 27.9% for the three months ended September 30, 2008 compared to the same period in 2007. While total FTEs declined by 122 FTEs from 349 FTEs at September 30, 2007 to 227 FTEs at September 30, 2008, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

The significant decrease of $1.1 million in other expenses is due primarily to a total decrease of $0.7 million from lower travel and entertainment expenses, office expenses, rewards and recognition expenses, rent and utilities expenses and advertising expenses; all of which resulted from continued headcount and office reductions. In addition, outside services expenses and other expenses, net decreased by $0.4 million for the three months ended September 30, 2008 compared to the same period in 2007.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended September 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$9,487	9.0%	$7,847	8.9%	$(1,640)	(17.3%)
Stock based compensation	214	0.2%	253	0.3%	39	18.2%
Bad debt	854	0.8%	680	0.8%	(174)	(20.4%)
Facility rent	2,614	2.5%	1,937	2.2%	(677)	(25.9%)
Telecommunications	1,402	1.3%	936	1.0%	(466)	(33.2%)
Outside services	5,136	4.9%	4,632	5.2%	(504)	(9.8%)
Taxes, licenses and permits	1,815	1.7%	2,216	2.5%	401	22.1%
Other	2,084	2.0%	2,130	2.4%	46	2.2%

Total general and administrative	$23,606	22.4%	$20,631	23.3%	$(2,975)	(12.6%)

FTEs	421		349		(72)	(17.1%)

As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2008 decreased $3.0 million or 12.6% from the same period in 2007 due primarily to headcount reductions, office closures and lower outside services expense; all of which were offset by higher taxes, licenses and permits expense. The percentage of expense to revenue increased, primarily due to higher taxes, licenses and permits expense for the three months ended September 30, 2008 compared to the same period in 2007 due to benefits recognized in 2007 for settlement of various state and local tax audits at amounts lower than the originally estimated liability coupled with higher expenses recorded in the three months ended September 30, 2008 than the same period in 2007 for various state and local tax audits. The significant variances are as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.6 million due primarily to a reduction in headcount for the three months ended September 30, 2008 compared to the same period in 2007. While total FTEs declined by 72 FTEs from 421 FTEs at September 30, 2007 to 349 FTEs at September 30, 2008, payroll and related expenses as a percentage of revenue decreased only slightly during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. The increase in stock based compensation expenses for the three months ended September 30, 2008 is due primarily to no compensation expense associated with the 2005 Grant during the period since the grant was fully amortized by December 31, 2007 offset by higher amortization of compensation expense for the 2006 grant of restricted stock (the “2006 Grant”) and amortization of compensation expense for the quarterly Board of Directors’ fees payable in restricted stock for the three months ended September 30, 2008.

•	Bad debt — The decrease of $0.2 million in bad debt expenses reflects the Company’s improved bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $0.7 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.5 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.5 million in outside services expenses was due primarily to a reduction in outsourced customer service and other expenses of $0.6 million offset by higher professional fees for outsourced tax services during the period of $0.1 million, which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $0.4 million is mainly due to settlement of various state and local tax audits at amounts lower than the originally estimated liability for the three months ended September 30, 2007 that did not occur in 2008 and higher taxes, licenses and permits expenses recorded for various state and local tax audits for the three months ended September 30, 2008 compared to the same period in 2007. This also resulted in the increase as a percentage of revenue. This increase in expenses is offset by lower gross receipts taxes, transactional and property taxes for the three months ended September 30, 2008. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $0.1 million in other expenses is due primarily to a decrease of $0.2 million in pager shipping costs and $0.1 million in lower insurance expenses, offset by lower refund amounts netting $0.4 million for the three months ended September 30, 2008 compared to the same period in 2007.

Severance and Restructuring.  Severance and restructuring expenses increased from $1.2 million for the three months ended September 30, 2007 to $5.1 million for the three months ended September 30, 2008. The $5.1 million consists of severance charges recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”) for planned staffing reductions of $4.4 million and $0.7 million of restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $12.0 million for the three months ended September 30, 2007 to $11.1 million for the three months ended September 30, 2008. The decrease is primarily due to $0.8 million in lower depreciation for the three months ended September 30, 2008 from fully depreciated paging infrastructure and by $0.2 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, offset by $0.1 million in higher accretion expense due to increased asset retirement obligation liabilities.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the three months ended September 30, 2008. The Company evaluated goodwill for impairment in the first quarter of 2008. Based on the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”), the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $0.9 million for the three months ended September 30, 2007 to $0.5 million for the three months ended September 30, 2008. This decrease was primarily due to lower interest rates that resulted in less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended September 30, 2008.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2007 and 2008 was $5.9 million and $12.7 million, respectively. The $12.7 million of income tax expense for the three months ended September 30, 2008 reflects $7.3 million of income tax expense that increased the valuation allowance. This increase was due to the completion of the Company’s annual long-range plan for 2008, which indicates it is unlikely the Company will realize all of the deferred income tax assets. The valuation allowance now totals $62.2 million. This valuation allowance reduced the deferred income tax assets to their estimated recoverable amounts.

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act provides, in part, for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not fully evaluated whether to elect the bonus depreciation provisions. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance would be reduced by approximately $2.5 million which, in turn, would reduce income tax expense.

Results of Operations — Nine Months Ended September 30, 2007 and 2008

Comparison of Revenues and Selected Operating Expenses for the Nine Months Ended September 30, 2007 and 2008

	For the Nine Months Ended June 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$307,850	94.9%	$259,564	94.3%	$(48,286)	(15.7%)
Product sales, net	16,586	5.1%	15,626	5.7%	(960)	(5.8%)

Total	$324,436	100.0%	$275,190	100.0%	$(49,246)	(15.2%)

Selected operating expenses:
Cost of products sold	$4,630	1.4%	$3,780	1.4%	$(850)	(18.4%)
Service, rental and maintenance	115,135	35.5%	94,621	34.4%	(20,514)	(17.8%)
Selling and marketing	30,108	9.3%	22,141	8.0%	(7,967)	(26.5%)
General and administrative	73,351	22.6%	63,221	23.0%	(10,130)	(13.8%)

Total	$223,224	68.8%	$183,763	66.8%	$(39,461)	(17.7%)

FTEs	1,133		839		(294)	(25.9%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and is net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $324.4 million and $275.2 million for the nine months ended

September 30, 2007 and 2008, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Nine Months Ended
	September 30,
	2007	2008
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$223,547	$190,369
Two-way messaging	54,942	43,124

	278,489	233,493

Indirect:
One-way messaging	14,182	10,938
Two-way messaging	4,973	6,235

	$19,155	$17,173

Total paging:
One-way messaging	$237,729	$201,307
Two-way messaging	59,915	49,359

Total paging revenue	297,644	250,666

Non-paging revenue	10,206	8,898

Total service, rental and maintenance revenues, net	$307,850	$259,564

The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2007 and 2008 and the changes in revenue associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of September 30,			For the Nine Months Ended September 30,			Change Due To:
	2007	2008	Change	2007(1)	2008(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,291	2,717	(574)	$237,729	$201,307	$(36,422)	$2,232	$(38,654)
Two-way messaging	329	285	(44)	59,915	49,359	(10,556)	(2,366)	(8,190)

Total	3,620	3,002	(618)	$297,644	$250,666	$(46,978)	$(134)	$(46,844)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. In June and July 2008, the Company implemented selected price increases in its direct channel. These price increases will impact ARPU and revenues throughout the remainder of 2008 and will mitigate but not completely offset the expected declines in both ARPU and revenues.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.9 million decrease for the nine months ended September 30, 2008 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Nine Months Ended September 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$65,104	20.1%	$50,011	18.2%	$(15,093)	(23.2%)
Telecommunications	18,969	5.8%	16,779	6.1%	(2,190)	(11.5%)
Payroll and related	20,016	6.2%	19,014	6.9%	(1,002)	(5.0%)
Stock based compensation	87	0.0%	55	0.0%	(32)	(36.8%)
Other	10,959	3.4%	8,762	3.2%	(2,197)	(20.0%)

Total service, rental and maintenance	$115,135	35.5%	$94,621	34.4%	$(20,514)	(17.8%)

FTEs	363		263		(100)	(27.5%)

As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2008 decreased $20.5 million or 17.8% from the same period in 2007. The percentage of expense to revenue also decreased, primarily due to lower site rent, telecommunications and payroll and related expenses resulting from the Company’s network rationalization initiative and reduction in headcount to maintain staffing levels that meet the Company’s current business requirements and outlook. The significant variances are as follows:

•	Site rent — The decrease of $15.1 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations.

•	Telecommunications — The decrease of $2.2 million in telecommunications expenses is due to the consolidation of the Company’s networks. Expenses as a percentage of revenue increased for the nine months ended September 30, 2008 due to the net one-time reduction of $1.1 million recorded in the third quarter of 2007. This $1.1 million reduction primarily reflects the reversal of previously accrued underutilization fees that were no longer payable as a result of a third quarter 2007 contract amendment with the related vendor. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2008.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $1.0 million is due primarily to a reduction in headcount for the nine months ended September 30, 2008 compared to the same period in 2007. While total FTEs declined by 100 FTEs from 363 FTEs at September 30, 2007 to 263 FTEs at September 30, 2008, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan. The reduction recognized for the nine months ended September 30, 2008 is primarily due to no compensation expense associated with the 2005 Grant during the period since the grant was fully amortized by December 31, 2007.

•	Other — The decrease of $2.2 million in other expenses consists primarily of a decrease in repairs and maintenance expenses of $1.4 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.5 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.3 million in office expenses and various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Nine Months Ended September 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$18,983	5.9%	$14,278	5.2%	$(4,705)	(24.8%)
Commissions	6,696	2.0%	5,503	1.9%	(1,193)	(17.8%)
Stock based compensation	251	0.1%	138	0.1%	(113)	(45.0%)
Other	4,178	1.3%	2,222	0.8%	(1,956)	(46.8%)

Total selling and marketing	$30,108	9.3%	$22,141	8.0%	$(7,967)	(26.5%)

FTEs	349		227		(122)	(35.0%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $4.7 million or 24.8% for the nine months ended September 30, 2008 compared to the same period in 2007. While total FTEs declined by 122 FTEs from 349 FTEs at September 30, 2007 to 227 FTEs at September 30, 2008, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

The significant decrease of $2.0 million in other expenses is due primarily to a total decrease of $1.3 million from lower travel and entertainment expenses, office expenses, rewards and recognition expenses, rent and utilities expenses and advertising expenses; all of which resulted from continued headcount and office reductions. In addition, outside services expenses and other expenses, net decreased by $0.7 million for the nine months ended September 30, 2008 compared to the same period in 2007.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Nine Months Ended September 30,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$28,390	8.7%	$24,657	8.9%	$(3,733)	(13.1%)
Stock based compensation	817	0.3%	691	0.2%	(126)	(15.4%)
Bad debt	3,331	1.0%	2,082	0.8%	(1,249)	(37.5%)
Facility rent	8,627	2.7%	6,209	2.3%	(2,418)	(28.0%)
Telecommunications	4,692	1.4%	2,967	1.1%	(1,725)	(36.8%)
Outside services	15,862	4.9%	14,575	5.3%	(1,287)	(8.1%)
Taxes, licenses and permits	4,111	1.3%	6,229	2.3%	2,118	51.5%
Other	7,521	2.3%	5,811	2.1%	(1,710)	(22.7%)

Total general and administrative	$73,351	22.6%	$63,221	23.0%	$(10,130)	(13.8%)

FTEs	421		349		(72)	(17.1%)

As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2008 decreased $10.1 million or 13.8% from the same period in 2007 due primarily to headcount reductions, office closures and lower telecommunications expense; all of which were offset by higher taxes, licenses and permits expense. The percentage of expense to revenue increased, primarily due to higher taxes, licenses and permits expense for the nine months ended September 30, 2008 compared to the same period in 2007 due to benefits recognized in 2007 for settlement of various state and local tax audits at amounts lower than the originally estimated liability coupled with higher expenses recorded in the nine months ended September 30, 2008 than in the same period in 2007 for various state and local tax audits. The significant variances are as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $3.7 million due primarily to a reduction in headcount for the nine months ended September 30, 2008 compared to the same period in 2007. While total FTEs declined by 72 FTEs from 421 FTEs at September 30, 2007 to 349 FTEs at September 30, 2008, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. The decrease of $0.1 million for the nine months ended September 30, 2008 is due primarily to no compensation expense associated with the 2005 Grant during the period since the grant was fully amortized by December 31, 2007.

•	Bad debt — The decrease of $1.2 million in bad debt expenses reflects the Company’s improved bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $2.4 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $1.7 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.3 million in outside services expenses was due primarily to a reduction in outsourced customer service and other expenses of $2.3 million, offset by higher professional fees for outsourced tax services and legal fees during the period of $1.0 million, which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $2.1 million is mainly due to settlement of various state and local tax audits at amounts lower than the originally estimated liability for the nine months ended September 30, 2007 that did not occur in 2008 and higher taxes, licenses and permits expenses recorded for various state and local tax audits for the nine months ended September 30, 2008 compared to the same period in 2007. This also resulted in the increase as a percentage of revenue. This increase in expenses is offset by lower gross receipts taxes, transactional and property taxes for the nine months ended September 30, 2008. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $1.7 million in other expenses is due primarily to a decrease of $0.5 million in pager shipping costs, $0.4 million in lower insurance expenses, $0.3 million in lower financial services expenses, $0.3 million in lower office expenses and various refunds and other lower expenses netting $0.2 million; which primarily resulted from the declines in headcount and total subscribers.

Severance and Restructuring.  Severance and restructuring expenses increased from $1.2 million for the nine months ended September 30, 2007 to $5.4 million for the nine months ended September 30, 2008. The $5.4 million consists of severance charges recorded in accordance with SFAS No. 112 for planned staffing reductions of $4.4 million and $1.0 million of restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $37.8 million for the nine months ended September 30, 2007 to $35.3 million for the nine months ended September 30, 2008. The decrease is primarily due to $2.5 million in lower depreciation for the nine months ended September 30, 2008 from fully depreciated paging infrastructure and by $0.4 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices, all offset by $0.8 million in higher depreciation for the nine months ended September 30, 2008 for other assets. In addition, amortization expense is $0.7 million lower for the nine months ended September 30, 2008, offset by $0.3 million in higher accretion expense due to increased asset retirement obligation liabilities.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the nine months ended September 30, 2008. The Company evaluated goodwill for impairment between annual tests due to an indicator of impairment. During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of USMO taken as a whole at March 31, 2008 was used as the fair value of the reporting unit. Based on the requirements of SFAS No. 142 the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $2.7 million for the nine months ended September 30, 2007 to $1.7 million for the nine months ended September 30, 2008. This decrease was primarily due to lower interest rates that resulted in less interest income earned on investment of available cash in short-term interest bearing accounts for the nine months ended September 30, 2008.

Income Tax Expense.  Income tax expense for the nine months ended September 30, 2007 and 2008 was $24.8 million and $30.0 million, respectively. The $30.0 million of income tax expense for the nine months ended September 30, 2008 reflects $7.3 million of income tax expense that increased the valuation allowance. This increase was due to the completion of the Company’s annual long-range plan for 2008, which indicates it is unlikely the Company will realize all of the deferred income tax assets. The valuation allowance now totals $62.2 million. This valuation allowance reduced the deferred income tax assets to their estimated recoverable amounts.

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act provides, in part, for bonus depreciation on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not fully evaluated whether to elect the bonus depreciation provisions. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance would be reduced by approximately $2.5 million which, in turn, would reduce income tax expense.

Liquidity and Capital Resources

Cash and Cash Equivalents.  At September 30, 2008 the Company had cash and cash equivalents of $103.7 million. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds generally invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the Company also has approximately $6.0 to $7.0 million in its operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Overview.  Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at September 30, 2008, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the		Increase/
	Nine Months Ended		(Decrease)
	September 30,		Between
	2007	2008	2007 and 2008
	(Dollars in thousands)

Net cash provided by operating activities	$90,539	$84,471	$(6,068)
Net cash used in investing activities	(12,984)	(13,918)	934
Net cash used in financing activities	(80,530)	(31,367)	(49,163)

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

	For the		Increase /
	Nine Months Ended		(Decrease)
	September 30,		Between
	2007	2008	2007 and 2008
	(Dollars in thousands)

Cash received from customers	$318,833	$275,949	$(42,884)

Cash paid for:
Payroll and related costs	76,415	69,102	(7,313)
Site rent costs	66,716	48,214	(18,502)
Telecommunications costs	22,288	17,634	(4,654)
Interest costs	11	3	(8)
Other operating costs	62,864	56,525	(6,339)

	228,294	191,478	(36,816)

Net cash provided by operating activities	$90,539	$84,471	$(6,068)

Net cash provided by operating activities decreased $6.1 million from the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008 due primarily to the following:

•	Cash received from customers decreased $42.9 million from the nine months ended September 30, 2007 compared to the same period in 2008. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $49.2 million offset by net increases in other items of $6.3 million.

•	Cash payments for payroll and related costs decreased $7.3 million due primarily to a reduction in headcount. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $18.5 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its master lease agreements.

•	Cash payments for telecommunications costs decreased $4.7 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $6.3 million. The decrease in these payments was primarily due to lower facility rent expenses of $2.4 million, reduction in outside services costs of $2.4 million and reductions in various other expenses of $1.5 million net for the nine months ended September 30, 2008. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $0.9 million from the nine months ended September 30, 2007 compared to the same period in 2008 primarily due to higher capital expenses in 2008. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the nine months ended September 30, 2008 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2008 to be between $18.0 and $20.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $49.2 million from the nine months ended September 30, 2007 compared to the same period in 2008 due to lower cash distributions paid to stockholders during the period. For the nine months ended September 30, 2007, the Company paid a total of $2.95 per share of common stock in cash distributions as compared to $1.15 per share of common stock in cash distributions for the nine months ended September 30, 2008.

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

Cash distributions paid as disclosed in the statement of cash flows for the nine months ended September 30, 2008 include previously declared cash distributions on RSUs and shares of vested restricted stock issued in January 2008 under the 2005 Grant.

Cash distributions on restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock are also forfeited.

Future Cash Distributions to Stockholders.  On October 29, 2008, the Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on November 14, 2008 and with a payment date of December 10, 2008. This cash distribution of approximately $6.8 million is expected to be paid from available cash on hand.

Stock Repurchase Program.  On July 31, 2008, the Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases. The Company expects to use available cash on hand and net cash provided by operating activities to fund the stock repurchase program.

During the third quarter of 2008, the Company did not purchase any shares of its common stock. As such, there was approximately $50.0 million of share repurchase authority remaining as of September 30, 2008. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock will be returned to the status of authorized but unissued shares of the Company.

Borrowings.  At September 30, 2008, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is reviewing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expenses under operating leases for the three months ended September 30, 2007 and 2008 were approximately $22.7 million and

$16.7 million, respectively; and $71.5 million and $54.4 million for the nine months ended September 30, 2007 and 2008, respectively.

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

Stored Communication Act Litigation.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

The Company filed a petition in the Ninth Circuit Court for rehearing and rehearing en banc on July 9, 2008. The Company believes that the Ninth Circuit Court’s interpretation of the SCA is erroneous and conflicts with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. The Ninth Circuit Court should determine whether it intends to rehear the case within the next few months. If the Ninth Circuit Court does not grant rehearing, the district court could award damages to the plaintiffs. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  On July 23, 2008, USA Mobility received the opinion of the United States Court of Appeals for the First Circuit (the “First Circuit Court”) in an appeal of the case In re Arch Wireless, Inc.; Paging

Network, Inc., Debtors; Arch Wireless, Inc.; Paging Network, Inc., Appellants, v. Nationwide Paging, Inc. (“Nationwide”), Appellee. The First Circuit Court affirmed the decision of the bankruptcy court that the claim of Nationwide was not discharged in the Arch Bankruptcy Case. The Company is evaluating the consequences of this decision on the Arch Bankruptcy Case and on the various Massachusetts state court cases including the case where Nationwide has alleged damages of $6.9 million. The Company intends to vigorously defend the allegations of Nationwide and is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Back-up Power Litigation.  On June 8, 2007, the Federal Communications Commission (the “FCC”) issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

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

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because OMB has not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as OMB is required to do by the Paperwork Reduction Act. OMB’s review will not likely result in significant changes to the Back-Up Power Order. The DC Circuit Court’s stay of the Back-Up Power Order remains in effect pending the DC Circuit Court’s ultimate resolution of the case. Once OMB review is complete, the DC Circuit Court will resume its review of the merits of the petition for review. The FCC submitted the information-collection requirements to OMB on September 3, 2008, and the deadline for OMB’s review is November 10, 2008. It is likely that the DC Circuit Court will issue a ruling in late 2008 or early 2009.

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

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes U.S. Patents Nos. 5,388,101 and 5,481,546, both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. At this time the Company has not been served by the plaintiff, no answer to the complaint is due and no schedule is in place. Based on the limited information included in the plaintiff’s complaint, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the three months ended September 30, 2007 the Company paid $3.9 million to each landlord; and for the nine months ended September 30, 2007 the Company paid $11.7 million and $11.8 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months and nine months ended September 30, 2008, the Company paid $3.1 million and $9.3 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

At September 30, 2008, the Company had no outstanding debt financing.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim quarterly financial statements will not be prevented or detected. Because of the material weakness identified as of December 31, 2007 which has not yet been remediated, management has concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act ) were not effective as of September 30, 2008 to ensure information required to be disclosed in the reports the Company files or submits under the Exchange Act is properly recorded, processed, summarized and reported within the time periods specified within the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO and COO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.

Accordingly, management has determined the following material weakness in the Company’s internal control over financial reporting continues to exist as of September 30, 2008:

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

Changes in Internal Control Over Financial Reporting

There was a material change in the Company’s internal control over financial reporting during the nine months ended September 30, 2008, which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has assessed its quarterly income tax provision procedures and has implemented a widely accepted tax compliance software package.

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

Information regarding reportable legal proceedings is contained in “Part I - Item 3 — Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Annual Report”) . The following amends and restates the description of previously reported legal proceedings in which there have been material developments during the quarter ended September 30, 2008.

Stored Communication Act Litigation.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

The Company filed a petition in the Ninth Circuit Court for rehearing and rehearing en banc on July 9, 2008. The Company believes that the Ninth Circuit Court’s interpretation of the SCA is erroneous and conflicts with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. The Ninth Circuit Court should determine whether it intends to rehear the case within the next few months. If the Ninth Circuit Court does not grant rehearing, the district court could award damages to the plaintiffs. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  On July 23, 2008, USA Mobility received the opinion of the United States Court of Appeals for the First Circuit (the “First Circuit Court”) in an appeal of the case In re Arch Wireless, Inc.; Paging Network, Inc., Debtors; Arch Wireless, Inc.; Paging Network, Inc., Appellants, v. Nationwide Paging, Inc. (“Nationwide”), Appellee. The First Circuit Court affirmed the decision of the bankruptcy court that the claim of Nationwide was not discharged in the Arch Bankruptcy Case. The Company is evaluating the consequences of this decision on the Arch Bankruptcy Case and on the various Massachusetts state court cases including the case where Nationwide has alleged damages of $6.9 million. The Company intends to vigorously defend the allegations of Nationwide and is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Back-up Power Litigation.  On June 8, 2007, the Federal Communications Commission (the “FCC”) issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least 500,000 subscribers maintain an emergency backup power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

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

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because OMB has not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as OMB is required to do by the Paperwork Reduction Act. OMB’s review will not likely result in significant changes to the Back-Up Power Order. The DC Circuit Court’s stay of the Back-Up Power Order remains in effect pending the DC Circuit Court’s ultimate resolution of the case. Once OMB review is complete, the DC Circuit Court will resume its review of the merits of the petition for review. The FCC submitted the information-collection requirements to OMB on September 3, 2008, and the deadline for OMB’s review is November 10, 2008. It is likely that the DC Circuit Court will issue a ruling in late 2008 or early 2009.

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

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes U.S. Patents Nos. 5,388,101 and 5,481,546, both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. At this time the Company has not been served by the plaintiff, no answer to the complaint is due and no schedule is in place. Based on the limited information included in the plaintiff’s complaint, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

The only material change to the risk factors as described in the Company’s 2007 Annual Report for the year ended December 31, 2007 is to add the following:

USA Mobility is subject to regulation by the FCC and, to a lesser extent, by state and local authorities. Changes in regulatory policy could increase the fees the Company must pay to the government or to third parties and could subject the Company to more stringent requirements that could cause the Company to incur additional capital and/or operating costs.

The FCC is considering changes to its rules governing the collection of universal service fees. Such changes could significantly increase the contributions the Company is required to make to the Universal Service Fund. Currently, the FCC assesses universal service contributions based on telecommunications carriers’ interstate revenues, but it is considering imposing instead a flat monthly charge of $1.00 or more per assigned telephone number. Contributing on the basis of assigned telephone numbers would cost the Company far more than the existing revenue-based methodology. The Company has presented its position to the FCC that paging carriers should be exempt from any numbers-based contribution requirement in light of important public policy and legal considerations. If the FCC adopts a numbers-based methodology and refuses to grant an exemption for paging carriers, the Company’s attempt to recover the increased contribution costs from customers could significantly diminish demand for the Company’s services, and the Company’s failure to recover such increased contribution costs could have a material adverse impact on the Company’s financial performance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 31, 2008, the Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008.

During the third quarter of 2008, the Company did not purchase any shares of its common stock. As such, there was approximately $50.0 million of share repurchase authority remaining as of September 30, 2008. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock will be returned to the status of authorized but unissued shares of the Company.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On October 30, 2008, the Company’s Board of Directors approved the amended and restated employment agreement between the Chief Executive Officer (the “CEO”) and USA Mobility, which is furnished as exhibit 10.22 to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (“3Q08 Form 10-Q”).

Also on October 30, 2008, the Company’s Board of Directors approved an Executive Severance and Change of Control Agreement for the named executive officers excluding the CEO, which is furnished as exhibit 10.23 to the 3Q08 Form 10-Q.

On October 29, 2008, the Company’s Board of Directors approved the Director’s Indemnification Agreement for all non-executive directors of the Company’s Board of Directors, which is furnished as exhibit 10.24 to the 3Q08 Form 10-Q.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/ Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: October 30, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.22	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated)(1)
10.23	Executive Severance and Change in Control Agreement dated as of October 30, 2008(1)
10.24	Director’s Indemnification Agreement dated as of October 30, 2008(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2008(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2008(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2008(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2008(1)

(1)	Filed herewith.