Form 10-K
period 2008-12-31
USA Mobility, Inc
filed 2009-03-04
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $205,071,801 based on the closing price of $7.55 per share on the NASDAQ National Market® on June 30, 2008.

The number of shares of Registrant’s common stock outstanding on February 27, 2009 was 22,816,017.

Portions of the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2009, are incorporated by reference into Part III of this Report.

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

General

USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”) is a comprehensive provider of reliable and affordable wireless communications solutions to the healthcare, government, large enterprise and emergency response sectors. As a single-source provider, USA Mobility’s strategy is to focus on the business-to-business marketplace and to offer the Company’s wireless connectivity solutions to a majority of the Fortune 1000 companies. The Company operates nationwide networks for both one-way paging and advanced two-way messaging services. In addition, USA Mobility offers mobile voice and data services through Sprint Nextel Corporation, including BlackBerry® devices and global positioning system (“GPS”) location applications. The Company’s product offerings include customized wireless connectivity systems for healthcare, government and other campus environments. USA Mobility also offers M2M (machine to machine) telemetry solutions for numerous applications that include asset tracking, utility meter reading and other remote device monitoring applications on a national scale.

The Company’s principal office is located at 6677 Richmond Highway, Alexandria, Virginia 22306, and its telephone number is 703-660-6677. USA Mobility’s Internet address is http://www.usamobility.com/. The Company makes available free of charge through its web site its annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the United States Securities and Exchange Commission (the “SEC”). The information on the web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

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

The merger was accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, (“SFAS No. 141”). Arch was deemed to be the accounting acquirer of Metrocall. Accordingly, Arch’s assets and liabilities as of the acquisition date are reflected in the consolidated balance sheet of USA Mobility at their historical bases. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities. Since Arch was deemed the acquiring entity, Arch’s historical financial results prior to the merger are presented throughout this Form 10-K.

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

Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless e-mail messages to other messaging devices, including pagers, personal digital assistants (“PDAs”) and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small keyboard that enables subscribers to type messages which are sent to other devices as noted above. USA Mobility provides two-way messaging and other short messaging-based services and applications using its narrowband personal communication services networks. The narrowband nature of the personal communication services network limits the size and content of the messaging services unlike broadband personal communication services.

Mobile telephone service companies, such as cellular and broadband personal communication services (“PCS”) carriers, provide telephone voice services as well as wireless messaging services that compete with USA Mobility’s one-way and two-way messaging services. Customers subscribing to cellular, broadband PCS or other mobile phone services utilize a wireless handset through which they can make and receive voice telephone calls. These handsets are commonly referred to as cellular or PCS telephones or personal digital assistant or PDA devices and are generally also capable of receiving numeric, alphanumeric and e-mail messages as well as information services, such as stock quotes, news, weather and sports updates, voice mail, personalized greetings and message storage and retrieval.

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

2009 Business Strategy

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

During 2009 USA Mobility will continue to focus on serving the wireless communications needs of the Company’s customers with a variety of communications solutions and new product offerings, while operating an efficient, profitable and free cash flow-based business strategy. USA Mobility’s principal operating objectives and priorities for 2009 include the following:

•	Drive free cash flow through a low-cost operating platform;

•	Preserve average revenue per unit;

•	Reduce paging subscriber erosion; and

•	Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare.

Drive free cash flow through a low-cost operating platform  — Throughout 2009 USA Mobility expects to continue to reduce its underlying cost structure. These reductions will come from all areas of operations but most significantly from the Company’s continuing network rationalization efforts that impact its site rent and telecommunications expenses. In addition, the Company expects to reduce its employee base as operational requirements dictate, which, in turn, reduces payroll and related expenses. These reductions in operating expenses are necessary in light of the Company’s declining revenue base.

Preserve average revenue per unit — The Company’s customer base continues to become more concentrated around larger customers, who are characterized by a large number of units in service per account, but due to volume discounting have lower average revenue per unit as compared to smaller accounts (those with fewer units in service) which are leaving at a faster rate. Over the past several years this concentration has had the effect of reducing the Company’s overall average revenue per unit. During 2009, USA Mobility intends to reinforce the valuable attributes of paging to the Company’s customers. In order to minimize the effects of the Company’s changing mix on revenue the Company intends to implement targeted pricing increases and to hold firm on pricing of value-added features.

Reduce paging subscriber erosion — USA Mobility will continue the Company’s focus on network reliability and customer service to help minimize the rate of subscriber disconnects. The Company implemented a sales and marketing reorganization intended to eliminate non-revenue generating activities by the sales staff and reinforce the focus on key accounts through a new centralized sales group. This reorganization will continue the Company’s focus on sales and marketing to produce high levels of sales productivity and gross unit placements which mitigate the impact of subscriber disconnections.

Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare — Healthcare customers are the most stable and loyal paging customers, and represent about 43% of the Company’s paging revenue and subscribers in 2008. USA Mobility offers a comprehensive and robust suite of wireless messaging products and services focused on healthcare and “campus” type environments. The Company will use these advantages to target additional sales opportunities in the healthcare, government and large enterprise segments in 2009.

Paging and Messaging Services, Products and Operations

USA Mobility provides one-way and two-way wireless messaging services including information services throughout the United States. These services are offered on a local, regional and nationwide basis employing digital networks.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. USA Mobility sales personnel maintain a sales presence throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2006		2007		2008
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	3,598	87.6%	3,075	88.2%	2,520	89.5%
Indirect	507	12.4%	410	11.8%	295	10.5%

Total	4,105	100.0%	3,485	100.0%	2,815	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of December 31,
Account Size	2006	% of Total	2007	% of Total	2008	% of Total
	(Units in thousands)

1 to 3 Units	275	7.6%	200	6.5%	149	5.9%
4 to 10 Units	163	4.5%	120	3.9%	89	3.5%
11 to 50 Units	398	11.1%	298	9.7%	218	8.7%
51 to 100 Units	226	6.3%	176	5.7%	133	5.3%
101 to 1000 Units	967	26.9%	827	26.9%	681	27.0%
> 1000 Units	1,569	43.6%	1,454	47.3%	1,250	49.6%

Total direct units in service	3,598	100.0%	3,075	100.0%	2,520	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2006		2007		2008
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	3,735	91.0%	3,166	90.8%	2,545	90.4%
Two-way messaging	370	9.0%	319	9.2%	270	9.6%

Total	4,105	100.0%	3,485	100.0%	2,815	100.0%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2006		2007		2008
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	3,308	80.6%	2,864	82.2%	2,369	84.1%
Owned by subscribers	290	7.0%	211	6.0%	151	5.4%
Owned by indirect customers or their subscribers	507	12.4%	410	11.8%	295	10.5%

Total	4,105	100.0%	3,485	100.0%	2,815	100.0%

Messaging Networks and Licenses

USA Mobility holds licenses to operate on various narrowband frequencies in the 150 MHz, 450 MHz and 900 MHz narrowband. The Company is licensed by the Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over the Company’s networks.

USA Mobility operates local, regional and nationwide one-way networks, which enable subscribers to receive messages over a desired geographic area. The majority of the messaging traffic that is transmitted on the Company’s 150 MHz and 450 MHz frequency bands utilize the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction. One-way networks operating in 900 MHz frequency bands predominantly utilize the FLEXTM protocol developed by Motorola, Inc. (“Motorola”); some legacy POCSAG traffic also is broadcast in the 900 MHz frequency band. The FLEX protocol is a newer technology having the advantages of functioning at higher network speeds (which increases the volume of messages that can be transmitted over the network) and of having more robust error correction (which facilitates message delivery to a device with fewer transmission errors).

The Company’s two-way networks utilize the ReFLEX 25TM protocol, also developed by Motorola. ReFLEX 25 promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25 protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEX protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way paging network operates under a set of licenses called narrowband PCS, which uses 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.

Although the capacities of the Company’s networks vary by market, USA Mobility has a significant amount of excess capacity. The Company has implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which the Company believes will result in lower operating expenses due primarily to lower site rent expenses.

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

USA Mobility competes by maintaining competitive pricing for its products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for USA Mobility’s messaging services include American Messaging Service, LLC, SkyTel Corp. (the merged entity of SkyTel Corp. and Velocita Wireless, LLC and a wholly owned subsidiary of United Wireless Holdings, Inc.) and a variety of other regional and local providers. The products and services offered by the Company also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capabilities into their mobile phone devices. Many of these companies possess financial, technical and other resources greater than those of USA Mobility.

While cellular, PCS and other mobile telephone services are, on average, more expensive than the one-way and two-way messaging services the Company provides, such mobile telephone service providers typically include one-way and two-way messaging service as an element of their basic service package. Most PCS and other mobile phone devices currently sold in the U.S. are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, PCS and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to stand alone messaging services.

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

The FCC’s rules and regulations require the Company to pay a variety of fees that otherwise increase the Company’s costs of doing business. For example, the FCC requires licensees such as the Company to pay levies and fees, such as universal service fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, USA Mobility is permitted to bill its customers for these regulatory costs and typically does so.

Additionally, the Communications Assistance to Law Enforcement Act of 1994, (“CALEA”) and certain rules implementing CALEA require some telecommunications companies, including USA Mobility, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages. Other regulatory requirements restrict how the Company may use customer information and prohibit certain commercial electronic messages, even to the Company’s own customers.

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

Back-up Power Litigation.  On June 8, 2007, the FCC issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all CMRS providers with at least 500,000 subscribers maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (the “OMB”). The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities would be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities would qualify for these exemptions. The Back-Up Power Order also provided that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that back-up power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned the United States Court of Appeals for the DC Circuit (the “DC Circuit Court”) for review of the Back-Up Power Order. Wireless voice providers also filed petitions for review. These petitions requested expedited review by the DC Circuit Court, which was granted. The DC Circuit Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The DC Circuit Court heard oral arguments on May 8, 2008.

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because the OMB had not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as the OMB is required to do by the Paperwork Reduction Act of 1980 (the “PRA”). The FCC submitted the information-collection requirements to the OMB on September 3, 2008. On November 28, 2008, the OMB disapproved the FCC’s information collection requirements. Although the FCC has authority under the PRA to override the OMB’s disapproval, in a letter to the DC Circuit Court on December 3, 2008 the FCC indicated that it would not seek to override the OMB’s disapproval. Rather, in light of the OMB’s disapproval, the FCC intends to issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules that will ensure reliable communications are available to public safety during, and in the aftermath of, natural disasters and other catastrophic events while at the same time attempting to address concerns that were raised regarding the prior Back-Up Power Order. To date no Notice of Proposed Rulemaking has been issued by the FCC. On December 9, 2008, the Company requested that the DC Circuit Court formally vacate the Back-Up Power Order. That request is still pending.

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

Employees

At February 27, 2009 USA Mobility had 797 full time equivalent employees. The Company has no employees that are represented by labor unions. USA Mobility believes that its employee relations are good.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause USA Mobility’s actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

The rate of subscriber and revenue erosion could exceed the Company’s ability to reduce its operating expenses in order to maintain positive operating cash flow.

USA Mobility’s revenues are dependent on the number of subscribers that use its paging devices. There is intense competition for these subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. The Company expects its number of subscribers and revenue to continue to decline into the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial reductions in operating expenses. Reductions in operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. There can be no assurance that the Company will be able to reduce its operating expenses commensurate with the level of revenue erosion. The inability to reduce operating expenses would have a material adverse impact on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

Service to the Company’s customers could be adversely impacted by network rationalization.

The Company has an active program to consolidate its number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match the Company’s technical infrastructure to its smaller subscriber base and to reduce both site rent and telecommunications costs. The implementation of the network rationalization program could adversely impact service to the Company’s existing subscribers despite the Company’s efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

If the Company is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis or at all, and the Company’s business could be disrupted.

USA Mobility’s success is largely dependent upon the continued service of a relatively small group of key executive and management personnel. The Company believes that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and there is no assurance that the Company will be able to attract and retain the personnel necessary for the development of its business. Turnover, particularly among senior management, can also create distractions as the Company searches for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with the Company’s business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

USA Mobility may be unable to find vendors able to supply it with paging equipment based on future demands.

The Company purchases paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. There can be no assurance that the Company can continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow the Company to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact the Company’s ability to provide certain wireless messaging services and could have a material adverse effect on the Company’s business, financial condition and results of operations, including the

Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

USA Mobility may be unable to realize the benefits associated with its deferred income tax assets.

The Company has significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on the Company’s ability to continue to reduce operating expenses and maintain profitability as both revenues and subscribers are expected to decline in the future. To the extent that anticipated reductions in operating expenses do not occur or sufficient revenues are not generated, the Company may not achieve sufficient taxable income to allow for use of its deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and the valuation allowance may be increased or decreased as conditions change or if the Company is unable to implement certain tax planning strategies. If the Company is unable to use these deferred income tax assets, the Company’s financial condition and results of operations may be materially affected and the Company’s after-tax net income could decrease.

USA Mobility’s deferred income tax assets are based on tax positions that have not been fully validated by Federal and/or state tax authorities.

One of the Company’s largest individual class of assets is its deferred income tax assets. These deferred income tax assets are based on past tax positions taken by the Company and its predecessors and subsidiaries in their Federal and state income tax returns. These tax positions were based on the applicable laws and regulations existing at the time, and, in some cases, these laws and regulations were subject to varying interpretations. While the Company believes that its tax positions are supportable, reasonable and appropriate, the Company’s interpretations have not been fully validated by either the Internal Revenue Service or applicable state agencies. The Company is currently subject to two Federal income tax audits and could be subject to state income tax audits. The final results of these audits could result in adjustments to the Company’s previously taken tax positions and the underlying deferred income tax assets. Any such adjustments could result in a material change to the carrying value of the deferred income tax assets. Material downward adjustments to the deferred income tax assets could result in future taxable income from operations. Future taxable income could result in cash payments for income taxes and in a material reduction in cash from operating activities. Significant cash payments for income taxes could impact the Company’s financial condition, ability to pay cash distributions to stockholders and repurchase shares of its common stock.

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

For example the FCC issued an order in October 2007 that mandated paging carriers (such as the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the “Back-up Power Order”). Ultimately after a hearing by the DC Circuit Court and disapproval by the OMB of the information collection requirements of the Back-Up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules (See Note 7 of the Notes to Consolidated Financial Statements). To date, there has been no Notice of Proposed Rulemaking by the FCC and the Company is unable to predict what impact, if any, a revised back-up power rule could have on the Company’s operations, cash flows, ability to continue payment of cash distributions to stockholders and ability to repurchase shares of its common stock.

The FCC had also been considering changes to its rules governing the collection of universal service fees. The FCC had been considering imposing a flat monthly charge of $1.00 or more per assigned telephone number as opposed to assessing universal service contributions based on telecommunications carriers’ interstate revenues. The FCC decided to defer judgment on this issue to the new FCC chairman. There is no timetable for any further consideration of the numbers-based methodology. If the FCC had adopted a numbers-based methodology, the Company’s attempt to recover the increased contribution costs from customers could have significantly diminished demand for the Company’s services, and the Company’s failure to recover such increased contribution costs could have had a material adverse impact on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

The Company’s paging services business is sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits could adversely affect the demand for the Company’s services. In addition, the recent turmoil in the financial markets may have an adverse effect on the U.S. and world economy, which could negatively impact business spending patterns. There can be no assurances that government responses to the disruptions in the financial markets will restore business confidence. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company had no unresolved SEC staff comments as of February 27, 2009.

ITEM 2.	PROPERTIES

At December 31, 2008, USA Mobility owned four facilities in the United States, which includes one office building. In addition, the Company leased facility space, including its executive headquarters, sales, technical, and storage facilities in approximately 142 locations in 38 states.

Also at December 31, 2008, USA Mobility leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 6,354 locations throughout the United States. These leases are for various terms and provide for periodic lease payments at various rates.

ITEM 3.	LEGAL PROCEEDINGS

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Settled Lawsuits.  USA Mobility was named as a defendant in a breach of contract suit filed in the Judicial District Court; Parish of East Baton Rouge, Louisiana, Commerce Limited Partnership #9406 (“Commerce”) v. Metrocall, Inc., alleging that the Company owed Commerce, a prior lessor, monetary damages. In January 2009 the matter was settled to the mutual satisfaction of the parties and did not have a material impact on the Company’s financial condition or results of operations.

Stored Communications Act Litigation.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company, Inc. (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company believes that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On February 2, 2009 at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court. The Company has not yet determined its next course of action but the district court could award damages to the plaintiffs if the stay is lifted and the Ninth Circuit Court’s ruling has not been vacated by the U.S. Supreme Court. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  On August 2, 2006, Nationwide Paging, Inc. (“Nationwide”) filed a two-count civil action in Massachusetts Superior Court against defendants USA Mobility, Inc., Arch Wireless Inc., AWOC and Paging Network, Inc. (collectively “Arch”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2006-02734, Middlesex County Superior Court, Massachusetts (the “2006 Superior Court Case”). Nationwide alleged that, in 2000 and 2001, Arch breached its contract with Nationwide by supplying defective pagers and by over billing Nationwide for paging services. In addition, Nationwide alleged that Arch breached the implied covenant of good faith and fair dealing and destroyed or injured Nationwide’s right to receive the fruits of its contract with Arch. Nationwide’s complaint alleges damages in the amount of $6.9 million.

Nationwide served the 2006 Superior Court Case on USA Mobility on October 27, 2006. The Company denies liability to Nationwide and intends to vigorously defend the allegations of the complaint.

The 2006 Superior Court case has some relationship to another case pending in Massachusetts Superior Court, titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc., MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”). In that case, Nationwide seeks a declaration of the amount of money it owes to Arch, and also claims damages arising from alleged billing errors dating back to 1999 and 2000. Arch filed counterclaims against Nationwide, seeking more than $400,000 for unpaid invoices. Following the close of discovery in the 2002 Superior Court Case in 2003, Nationwide asserted for the first time a claim for approximately $4,000,000, allegedly suffered from business lost due to defective pagers supplied by Arch. Arch contended that those claims were barred by the discharge injunction in the Arch Bankruptcy Case. In July 2008, the United States Court of Appeals for the First Circuit declined to find that the Nationwide claims were barred by the discharge injunction.

On December 22, 2008, the judge hearing the 2002 Superior Court Case ruled that Nationwide could not present its claims for damages arising from the allegedly defective pagers supplied by Arch, because those claims were not timely asserted in the 2002 Superior Court Case. Nationwide has appealed the decision. The appeal is pending as of February 27, 2009.

In January 2009, the Company served a motion to dismiss the 2006 Superior Court Case on the grounds that the case cannot stand in light of the 2002 Superior Court Case. The court has not taken action on that motion.

USA Mobility intends to defend vigorously the 2006 Superior Court Case, and also to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Back-up Power Litigation.  On June 8, 2007, the FCC issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all CMRS providers with at least 500,000 subscribers maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the OMB. The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities would be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities would qualify for these exemptions. The Back-Up Power Order also provided that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that back-up power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned the DC Circuit Court for review of the Back-Up Power Order. Wireless voice providers also filed petitions for review. These petitions requested expedited review by the DC Circuit Court, which was granted. The DC Circuit Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The DC Circuit Court heard oral arguments on May 8, 2008.

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because the OMB had not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as the OMB is required to do by the PRA. The FCC submitted the information-collection requirements to the OMB on September 3, 2008. On November 28, 2008, the OMB disapproved the FCC’s information collection requirements. Although the FCC has authority under the PRA to override the OMB’s disapproval, in a letter to the DC Circuit Court on December 3, 2008 the FCC indicated that it would not seek to override the OMB’s disapproval. Rather, in light of the OMB’s disapproval, the FCC intends to issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules that will ensure reliable communications are available to public safety during, and in the aftermath of, natural disasters and other catastrophic events while at the same time attempting to address concerns that were raised regarding the prior Back-Up Power Order. To date no Notice of Proposed Rulemaking has been issued by the FCC. On December 9, 2008, the Company requested that the DC Circuit Court formally vacate the Back-Up Power Order. That request is still pending.

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. The Company was not served with the complaint until January 12, 2009, and answered the plaintiff’s complaint on March 2, 2009, denying its substantive allegations. There is no trial date, no pretrial schedule is in place and discovery has not begun. Based on the limited information currently available, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Mobility’s sole class of common equity is its $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “USMO.”

The following table sets forth the high and low intraday sales prices per share of USA Mobility’s common stock for the period indicated, which corresponds to its quarterly fiscal periods for financial reporting purposes. Prices for the Company’s common stock are as reported on the NASDAQ National Market® from January 1, 2007 through December 31, 2008.

	2007		2008
For the Three Months Ended	High	Low	High	Low

March 31,	$22.78	$18.45	$14.72	$6.69
June 30,	26.92	19.85	8.25	6.43
September 30,	28.46	15.30	13.53	7.25
December 31,	17.67	12.85	12.08	7.93

USA Mobility sold no unregistered securities during 2008. Based on the Company’s closing common stock price per share at the end of each quarter, USA Mobility repurchased a total of 31,016 shares of vested restricted stock (of which 2,254 shares were purchased in January 2008) from its executives in payment of required tax withholdings under the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”) relating to the 2005 grant of restricted stock (the “2005 Grant”) which all vested by January 1, 2008. On December 3, 2008, 42,668 shares of vested restricted stock relating to the 2006 grant of restricted stock (the “2006 Grant”) were purchased by the Company in payment of required tax withholdings. The shares purchased by the Company were retired and will not be reissued.

As of February 27, 2009, there were1,590 holders of record of USA Mobility common stock.

Cash Distributions to Stockholders

The following table details information on the Company’s cash distributions for each of the four years ended December 31, 2008. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2007 and 2008 include previously declared cash distributions on restricted stock units (“RSUs”) and shares of vested restricted stock issued under the Equity Plan to executives and non-executive members of the

Company’s Board of Directors. Cash distributions on restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50

Total				1.50		$40,691	(1)

2006(2)	June 7	June 30	July 21	3.00
	November 1	November 16	December 7	0.65

Total				3.65		98,904	(1)

2007	February 7	February 22	March 15	0.65
	May 2	May 17	June 7	1.65	(3)
	August 1	August 16	September 6	0.65
	October 30	November 8	November 29	0.65

Total				3.60		98,250	(1)

2008	February 13	February 25	March 13	0.65
	May 2	May 19	June 19	0.25	(4)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

Total				1.40		39,061	(1)

Total				$10.15		$276,906

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, the Company’s Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

On March 3, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock and a special cash distribution of $1.00 per share of common stock, with a record date of March 17, 2009, and a payment date of March 31, 2009. This cash distribution of approximately $28.5 million will be paid from available cash on hand.

Common Stock Repurchase Program

On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve-month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases.

Prior to the fourth quarter of 2008, the Company did not purchase any shares of its common stock. During the fourth quarter of 2008, the Company purchased 4,358,338 shares of its common stock for approximately $38.1 million (excluding commissions). There was approximately $11.9 million of common stock repurchase authority remaining as of December 31, 2008. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock will be returned to the status of authorized but unissued shares of the Company.

On March 3, 2009, the Company’s Board of Directors approved a supplement to the common stock repurchase program. The supplement resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

Common stock repurchased in the fourth quarter of 2008 was as follows:

					Approximate
					Dollar Value of
				Total Number of	Shares That May
				Shares Purchased as	Yet Be Purchased
				Part of a Publicly	Under the Publicly
	Total Number of		Average Price	Announced Plan or	Announced Plan or
Period	Shares Purchased		Paid Per Share	Program	Program(1)
					(Dollars in thousands)

October 1 through October 31, 2008	248,698		$8.61	248,698	$47,860
November 1 through November 30, 2008	4,109,640	(2)	8.76	4,358,338	$11,858
December 1 through December 31, 2008	—		—	—	$11,858

Total	4,358,338		$8.75	4,358,338

(1)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. On March 3, 2009, the Company’s Board of Directors approved a supplement which resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

(2)	On November 16, 2008, the Company purchased 4,020,797 shares of its common stock in a private aftermarket block transaction at a price of $8.75 per share for a total of approximately $35.2 million.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, the number of securities outstanding under the Company’s equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under this plan:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities to	Weighted-Average	(Excluding
	be Issued Upon Exercise	Exercise Price of	Securities
	of Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Column [a])
Plan Category	[a]	[b]	[c]

Equity compensation plans approved by security holders:
Equity Plan	—	—	1,624,622	(1)
Equity compensation plans not approved by security holders:
None	—	—	—

Total	—	—	1,624,622

(1)	The Equity Plan provides that common stock authorized for issuance under the plan may be issued in the form of common stock, stock options, restricted stock and RSUs. As of December 31, 2008 25,866 shares of restricted stock were issued to the non-executive members of the Board of Directors under the Equity Plan.

Performance Graph

The Company began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of the Company’s common stock for the period November 17, 2004 to December 31, 2008, against the cumulative total return of the NASDAQ Market Value Index® and the NASDAQ Telecommunications Index® for the same period.

The chart below assumes that on November 17, 2004, the date the Company’s shares of common stock first were publicly traded following the merger between Metrocall and Arch, $100 was invested in USA Mobility’s common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each quarter from November 2004 to December 2008.

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

As of December 31, 2008, the Company has undergone a combined cumulative change in ownership of approximately 12.4% compared to 7.2% as of December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

USA Mobility is a holding company formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to these acquisitions, USA Mobility had conducted no operations other than those that were incidental to its formation. For financial reporting purposes, Arch was deemed the acquiring entity and is the predecessor registrant of USA Mobility. Accordingly, the consolidated historical information and operating data for each of the four years ended December 31, 2008 reflect the merged entity; and the consolidated historical information and operating data for the year ended December 31, 2004 reflect that of Arch for the twelve months ended December 31, 2004 and the acquired operations of Metrocall for the period November 16, 2004 to December 31, 2004. The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2008, which have been derived from the audited consolidated financial statements of USA Mobility or its predecessor, Arch after reflecting the acquisition of Metrocall from November 16, 2004.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands except per share amounts)

Statements of Operations Data:
Revenues:
Service, rental and maintenance, net of service credits	$470,751	$592,690	$476,138	$402,420	$337,959
Product sales, net of credits	19,409	25,882	21,556	22,204	21,489

Total revenues	490,160	618,572	497,694	424,624	359,448

Operating expenses:
Cost of products sold	4,347	4,483	3,837	6,233	5,592
Service, rental and maintenance	160,514	215,848	177,120	151,930	122,820
Selling and marketing	36,117	43,371	43,902	38,828	28,285
General and administrative	134,507	179,784	127,877	96,667	81,510
Severance and restructuring	11,938	16,609	4,586	6,429	5,326
Depreciation, amortization and accretion	107,629	131,328	73,299	48,688	47,012
Goodwill impairment	—	—	—	—	188,170

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands except per share amounts)

Total operating expenses	455,052	591,423	430,621	348,775	478,715

Operating income (loss)	35,108	27,149	67,073	75,849	(119,267)
Interest (expense) income, net	(5,914)	(1,323)	3,868	3,448	1,800
Loss on extinguishment of debt	(1,031)	(1,338)	—	—	—
Other income (expense), net	814	(1,004)	800	2,150	622

Income (loss) before income tax expense	28,977	23,484	71,741	81,447	(116,845)
Income tax expense	16,810	10,577	31,560	86,645	40,232

Net income (loss)	$12,167	$12,907	$40,181	$(5,198)	$(157,077)

Basic net income (loss) per common share:	$0.58	$0.47	$1.47	$(0.19)	$(5.83)
Diluted net income (loss) per common share:	$0.58	$0.47	$1.46	$(0.19)	$(5.83)
Other Operating Data:
Capital expenses, excluding acquisitions	$19,232	$13,499	$20,990	$18,323	$18,336
Cash distributions declared per common share	$—	$1.50	$3.65	$3.60	$1.40

	December 31,
	2004	2005	2006	2007	2008
	(Dollars in thousands)

Balance Sheets Data:
Current assets	$128,058	$105,279	$123,564	$109,461	$112,401
Total assets	782,147	633,793	588,214	491,747	241,360
Long-term debt, less current maturities	47,500	—	—	—	—
Stockholders’ equity	556,040	532,993	475,972	373,568	140,738

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Merger of Arch and Metrocall

USA Mobility is a holding company that was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The historical information for USA Mobility includes the historical financial information of Arch for 2004 through November 15, 2004 and the acquired operations of Metrocall from November 16, 2004.

USA Mobility believes that the combination of Arch and Metrocall provided the Company with stronger operating and financial results than either company could have achieved separately, by reducing overall costs while the Company’s revenues continued to decline sequentially.

Since the merger on November 16, 2004, the Company has undertaken significant integration and consolidation activities. These activities have included management and staff reductions and reorganizations, network rationalization and consolidation and changes in operational systems, processes and procedures. Such changes are described below. These changes have been made in response to the economic circumstances impacting the Company.

Overview

Revenue

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales force.

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. USA Mobility sales personnel maintain a sales presence throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2006		2007		2008
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)

Direct	3,598	87.6%	3,075	88.2%	2,520	89.5%
Indirect	507	12.4%	410	11.8%	295	10.5%

Total	4,105	100.0%	3,485	100.0%	2,815	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of December 31,
Account Size	2006	% of Total	2007	% of Total	2008	% of Total
			(Units in thousands)

1 to 3 Units	275	7.6%	200	6.5%	149	5.9%
4 to 10 Units	163	4.5%	120	3.9%	89	3.5%
11 to 50 Units	398	11.1%	298	9.7%	218	8.7%
51 to 100 Units	226	6.3%	176	5.7%	133	5.3%
101 to 1000 Units	967	26.9%	827	26.9%	681	27.0%
> 1000 Units	1,569	43.6%	1,454	47.3%	1,250	49.6%

Total direct units in service	3,598	100.0%	3,075	100.0%	2,520	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2006		2007		2008
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)

One-way messaging	3,735	91.0%	3,166	90.8%	2,545	90.4%
Two-way messaging	370	9.0%	319	9.2%	270	9.6%

Total	4,105	100.0%	3,485	100.0%	2,815	100.0%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2006		2007		2008
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)

Owned by the Company and leased to subscribers	3,308	80.6%	2,864	82.2%	2,369	84.1%
Owned by subscribers	290	7.0%	211	6.0%	151	5.4%
Owned by indirect customers or their subscribers	507	12.4%	410	11.8%	295	10.5%

Total	4,105	100.0%	3,485	100.0%	2,815	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2006		2007		2008
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)

Direct	519	1,105	440	963	338	892
Indirect	123	318	138	235	95	211

Total	642	1,423	578	1,198	433	1,103

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Year Ended December 31,
	2006	2007	2008

1 to 3 Units	(29.0%)	(27.4%)	(25.7%)
4 to 10 Units	(26.2%)	(26.7%)	(25.3%)
11 to 50 Units	(24.6%)	(25.0%)	(26.8%)
51 to 100 Units	(20.8%)	(21.9%)	(24.5%)
101 to 1000 Units	(14.7%)	(14.5%)	(17.7%)
> 1000 Units	(3.6%)	(7.3%)	(14.0%)

Total direct net unit loss %	(14.0%)	(14.5%)	(18.0%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Year Ended December 31,
Distribution Channel	2006	2007	2008

Direct	$9.20	$9.09	$9.08
Indirect	4.76	4.64	5.15
Consolidated	8.60	8.55	8.64

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. Consolidated ARPU decreased $0.05 and increased $0.09 in 2007 and 2008, respectively. The minimal decrease was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase offset by the positive impact to ARPU resulting from selected price increases implemented in 2007 and 2008. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. One-time price increases that were implemented for smaller customers in certain channels and improvements in the rate of service credits positively impacted ARPU in 2007. Selected price increases implemented starting in June 2008 in the direct channel positively impacted ARPU in 2008. Going forward without further price adjustments, ARPU would continue to trend lower for both the direct and indirect distribution channels. Price increases would mitigate but not completely offset the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the Year Ended December 31,
	2006	2007	2008

1 to 3 Units	$14.00	$14.54	$14.52
4 to 10 Units	12.84	13.38	13.69
11 to 50 Units	10.69	10.92	11.10
51 to 100 Units	9.32	9.59	9.94
101 to 1000 Units	8.15	8.27	8.59
> 1000 Units	8.02	7.83	7.81

Total direct ARPU	$9.20	$9.09	$9.08

Operating Expenses

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunications expenses to deliver messages over the Company’s networks and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct and indirect sales forces and marketing expenses in support of those sales forces. This classification consists primarily of payroll and related expenses and commission expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses and outside service expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the year ended December 31, 2008, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 71% from 2,844 full time equivalent employees (“FTEs”) at the time of the merger to 811 FTEs at December 31, 2008. The Company anticipates continued staffing reductions in 2009; however, the Company anticipates these staffing reductions will be less significant than the reductions in 2007 and 2008.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $357.3 million, $300.1 million and $243.5 million for each of the three years ended December 31, 2006, 2007 and 2008, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2007 and 2008

	For the Year Ended December 31,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$402,420	94.8%	$337,959	94.0%	$(64,461)	(16.0%)
Product sales, net	22,204	5.2%	21,489	6.0%	(715)	(3.2%)

Total	$424,624	100.0%	$359,448	100.0%	$(65,176)	(15.3%)

Selected operating expenses:
Cost of products sold	$6,233	1.5%	$5,592	1.6%	$(641)	(10.3%)
Service, rental and maintenance	151,930	35.8%	122,820	34.2%	(29,110)	(19.2%)
Selling and marketing	38,828	9.1%	28,285	7.9%	(10,543)	(27.2%)
General and administrative	96,667	22.8%	81,510	22.7%	(15,157)	(15.7%)
Severance and restructuring	6,429	1.5%	5,326	1.5%	(1,103)	(17.2%)

Total	$300,087	70.7%	$243,533	67.9%	$(56,554)	(18.8%)

FTEs	1,003		811		(192)	(19.1%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and is net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $424.6 million and $359.4 million for the years ended December 31, 2007 and 2008, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Year Ended December 31,
	2007	2008
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$292,702	$249,079
Two-way messaging	71,260	55,794

	363,962	304,873

Indirect:
One-way messaging	18,148	14,184
Two-way messaging	7,359	7,598

	$25,507	$21,782

Total paging:
One-way messaging	$310,850	$263,263
Two-way messaging	78,619	63,392

Total paging revenue	389,469	326,655

Non-paging revenue	12,951	11,304

Total service, rental and maintenance revenues, net	$402,420	$337,959

The table below sets forth units in service and service revenues, the changes in each between 2007 and 2008 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
	2007	2008	Change	2007(1)	2008(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,166	2,545	(621)	$310,850	$263,263	$(47,587)	$6,045	$(53,632)
Two-way messaging	319	270	(49)	78,619	63,392	(15,227)	(3,937)	(11,290)

Total	3,485	2,815	(670)	$389,469	$326,655	$(62,814)	$2,108	$(64,922)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2007 and 2008 mitigated but did not completely offset the expected declines in both ARPU and revenues.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.6 million decrease in 2008 was due primarily to a decrease in sales of management systems to customers, as well as a decrease in costs of pagers not returned to the Company.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$84,706	20.0%	$64,796	18.0%	$(19,910)	(23.5%)
Telecommunications	25,325	6.0%	22,086	6.2%	(3,239)	(12.8%)
Payroll and related	26,894	6.3%	24,504	6.8%	(2,390)	(8.9%)
Stock based compensation	112	0.0%	73	0.0%	(39)	(34.8%)
Other	14,893	3.5%	11,361	3.2%	(3,532)	(23.7%)

Total service, rental and maintenance	$151,930	35.8%	$122,820	34.2%	$(29,110)	(19.2%)

FTEs	336		266		(70)	(20.8%)

As illustrated in the table above, service, rental and maintenance expenses for 2008 decreased $29.1 million or 19.2% from 2007. The percentage of expense to revenue also decreased, primarily due to lower site rent expenses due to the Company’s network rationalization initiative. The significant variances are as follows:

•	Site rent — The decrease of $19.9 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations.

•	Telecommunications — The decrease of $3.2 million in telecommunications expenses is due to the consolidation of the Company’s networks. Expenses as a percentage of revenue increased for 2008 due to the net one-time reduction of $1.1 million recorded in 2007. This $1.1 million reduction primarily reflects the reversal of previously accrued underutilization fees that were no longer payable as a result of a third quarter 2007 contract amendment with the related vendor. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $2.4 million is due primarily to a reduction in headcount for 2008 compared to the same period in 2007. While total FTEs declined by 70 FTEs from 336 FTEs at December 31, 2007 to 266 FTEs at December 31, 2008, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan. The reduction recognized for 2008 is primarily due to no compensation expense associated with the 2005 Grant during the year since the grant was fully amortized by December 31, 2007.

•	Other — The decrease of $3.5 million in other expenses consist primarily of a decrease in repairs and maintenance expenses of $2.2 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.9 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.4 million in office expenses and various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$24,500	5.8%	$18,423	5.1%	$(6,077)	(24.8%)
Commissions	8,752	2.0%	6,716	1.9%	(2,036)	(23.3%)
Stock based compensation	303	0.1%	198	0.1%	(105)	(34.7%)
Other	5,273	1.2%	2,948	0.8%	(2,325)	(44.1%)

Total selling and marketing	$38,828	9.1%	$28,285	7.9%	$(10,543)	(27.2%)

FTEs	278		201		(77)	(27.7%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $6.1 million or 24.8% for 2008 compared to 2007. While total FTEs declined by 77 FTEs from 278 FTEs at December 31, 2007 to 201 FTEs at December 31, 2008, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

Commissions expense decreased $2.0 million or 23.3% for 2008 compared to 2007, which is in line with the decrease in gross placements. The significant decrease of $2.3 million in other expenses consists primarily of a decrease in travel and entertainment expenses of $0.8 million, a decrease in outside services expenses of $0.6 million, a decrease in rewards and recognition expenses of $0.4 million, a decrease in advertising expenses of $0.2 million and a decrease of $0.3 million in office expenses and various other expenses, net; all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,				Change Between
	2007		2008		2007 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$37,134	8.8%	$32,650	9.1%	$(4,484)	(12.1%)
Stock based compensation	997	0.2%	988	0.3%	(9)	(0.9%)
Bad debt	4,346	1.0%	2,700	0.7%	(1,646)	(37.9%)
Facility rent	10,804	2.6%	7,898	2.2%	(2,906)	(26.9%)
Telecommunications	6,058	1.4%	3,801	1.1%	(2,257)	(37.3%)
Outside services	20,716	4.9%	19,094	5.3%	(1,622)	(7.8%)
Taxes, licenses and permits	6,329	1.5%	6,601	1.8%	272	4.3%
Other	10,283	2.4%	7,778	2.2%	(2,505)	(24.4%)

Total general and administrative	$96,667	22.8%	$81,510	22.7%	$(15,157)	(15.7%)

FTEs	389		344		(45)	(11.6%)

As illustrated in the table above, general and administrative expenses for 2008 decreased $15.2 million or 15.7% from 2007 due primarily to headcount reductions, office closures, lower telecommunications expense and lower outside services expenses; which were partially offset by minimal increase in taxes, licenses and permits expense in 2008. The percentage of expense to revenue stayed approximately the same from 2007. The significant variances are as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $4.5 million due primarily to a reduction in headcount for 2008 compared to 2007. While total FTEs declined by 45 FTEs from 389 FTEs at December 31, 2007 to 344 FTEs at December 31, 2008, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and equity compensation to non- executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses as a percentage of revenue increased during the period despite the minimal change from 2007. The decrease in 2008 is due primarily to no compensation expense associated with the 2005 Grant during the period since the 2005 Grant was fully amortized by December 31, 2007, offset by higher compensation expenses related to the 2006 Grant and the quarterly equity awards to the non-executive members of the Company’s Board of Directors.

•	Bad debt — The decrease of $1.6 million in bad debt expenses reflects the Company’s improved bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $2.9 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $2.3 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.6 million in outside services expenses was due primarily to a reduction in outsourced customer service and other expenses of $3.1 million, offset by higher professional fees for outsourced tax services and legal fees during the period of $1.4 million, which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $0.3 million is mainly due to settlement of various state and local tax audits at amounts lower than the originally estimated liability in 2007 that did not occur in 2008 and higher taxes, licenses and permits expenses recorded for various state and local tax audits for 2008 compared to the same period in 2007. This also resulted in the increase as a percentage of revenue. This increase in expenses is offset by lower gross receipts taxes, transactional and property taxes for 2008. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $2.5 million in other expenses is due primarily to a decrease of $1.1 million in office expenses, $0.6 million in lower insurance expenses, $0.4 million in lower travel and entertainment expenses, $0.3 million in lower financial services expenses, and $0.1 million decrease in various other expenses; which primarily resulted from the declines in headcount and total subscribers.

Severance and Restructuring.  Severance and restructuring expenses decreased from $6.4 million for 2007 to $5.3 million for 2008. The $5.3 million consists of severance charges recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”), for planned staffing reductions of $4.2 million and $1.1 million of restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $48.7 million for 2007 to $47.0 million for 2008. The decrease was primarily due to $2.3 million in lower depreciation in 2008 from fully depreciated paging infrastructure and by $0.8 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, partially offset by $1.9 million in higher depreciation for other assets. In addition, amortization expense is $0.9 million lower in 2008, offset by $0.4 million in higher accretion expense due to increased asset retirement obligation liabilities.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during 2008. The Company evaluated goodwill for impairment between annual tests due to an indicator of impairment. During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of USMO taken as a whole at March 31, 2008 was used as the fair value of the reporting unit. Based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $3.4 million for 2007 to $1.8 million for 2008. This decrease was primarily due to lower interest rates that resulted in less interest income earned on investment of available cash in short-term interest bearing accounts for 2008.

Income Tax Expense.  Income tax expense decreased from $86.6 million for 2007 to $40.2 million for 2008. Excluding the non-recurring impact of the increase to the valuation allowance of $54.3 million and a reduction of $2.5 million due to the effective settlement of uncertain tax positions due to the expiration of the statute of limitations, 2007 income tax expense would have been $35.0 million or an effective tax rate of 42.9% on income before income tax expense of $81.4 million. In 2008 income before income taxes reflected the goodwill impairment of $188.2 million that is considered a permanent difference for purposes of determining income tax expense. Excluding the goodwill impairment, income before income taxes would have been $71.4 million. Excluding the non-recurring impact of the increase to the valuation allowance of $11.7 million and a reduction of $0.2 million for the effective settlement of uncertain tax positions, 2008 income tax expense would have been $28.7 million or an effective tax rate of 40.2% on adjusted income before income taxes of $71.4 million. The decrease in the comparable effective tax rate from 42.9% for 2007 to 40.2% in 2008 primarily reflects tax strategies that have reduced the impact of state income taxes on the Company’s income tax expense.

In 2008 the $40.2 million of income tax expense includes $11.7 million increase to the deferred income tax asset valuation allowance. This increase was due to the completion of the Company’s regular year-end planning process, which indicated that it was unlikely the Company would realize all of its deferred income tax assets. The $11.7 million increased the total valuation allowance to $66.7 million at December 31, 2008. This valuation allowance reduces the deferred income tax assets to their estimated recoverable amounts.

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act provides, in part, for 50% bonus depreciation deduction on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 Federal income tax return. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance and income tax expense would be reduced by approximately $2.5 million.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2006 and 2007

	For the Year Ended December 31,				Change Between
	2006		2007		2006 and 2007
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$476,138	95.7%	$402,420	94.8%	$(73,718)	(15.5%)
Product sales, net	21,556	4.3%	22,204	5.2%	648	3.0%

Total	$497,694	100.0%	$424,624	100.0%	$(73,070)	(14.7%)

Selected operating expenses:
Cost of products sold	$3,837	0.8%	$6,233	1.5%	$2,396	62.4%
Service, rental and maintenance	177,120	35.6%	151,930	35.8%	(25,190)	(14.2%)
Selling and marketing	43,902	8.8%	38,828	9.1%	(5,074)	(11.6%)
General and administrative	127,877	25.7%	96,667	22.8%	(31,210)	(24.4%)
Severance and restructuring	4,586	0.9%	6,429	1.5%	1,843	40.2%

Total	$357,322	71.8%	$300,087	70.7%	$(57,235)	(16.0%)

FTEs	1,235		1,003		(232)	(18.8%)

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

As illustrated in the table above, service, rental and maintenance expenses for 2007 decreased $25.2 million or 14.2% from 2006. The percentage of expense to revenue increased, primarily due to additional payroll and related costs to perform repair of paging devices by Company employees. The significant variances are as follows:

•	Site rent — The decrease of $14.9 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers. The Company has not achieved the utilization of its master lease agreements (“MLAs”) that was anticipated. These MLAs allow for the addition of transmitter locations at a minimal cost. As network rationalization has occurred, the Company has been required to rely on transmitter locations not covered by the MLAs to ensure network coverage. This reliance on sites not covered by MLAs has impacted the Company’s ability to reduce site rent expense both in total dollars and as a percentage of revenue.

•	Telecommunications — The decrease of $6.8 million in telecommunications expenses is due to the consolidation of the Company’s networks and reflects a net one-time reduction of $1.1 million recorded in the third quarter 2007. This $1.1 million reduction primarily reflects the reversal of previously accrued underutilization fees that are no longer payable due to a third quarter 2007 contract amendment.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The increase in payroll and related expenses of $0.6 million and the increase in payroll and related expenses as a percentage of revenue reflects the use of Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management under the Equity Plan and the compensation cost associated with options issued under the 2003 Arch Long-Term Incentive Plan (“2003 Arch LTIP”). The decrease of $0.2 million is due primarily to the lower amortization of compensation expense related to the 2005 Grant.

•	Other — The decrease of $3.9 million in other expenses consist primarily of a reduction in repairs and maintenance and other expenses, net of $5.4 million due to lower contractor costs as repairs are performed by Company employees, partially offset by an increase in outside services of approximately $1.5 million for third party services used in negotiating site lease reductions.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,				Change Between
	2006		2007		2006 and 2007
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$28,924	5.8%	$24,500	5.8%	$(4,424)	(15.3%)
Commissions	9,583	1.9%	8,752	2.0%	(831)	(8.7%)
Stock based compensation	570	0.1%	303	0.1%	(267)	(46.8%)
Other	4,825	1.0%	5,273	1.2%	448	9.3%

Total selling and marketing	$43,902	8.8%	$38,828	9.1%	$(5,074)	(11.6%)

FTEs	421		278		(143)	(34.0%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses. Selling and marketing payroll and related expenses for 2007 decreased $4.4 million or 15.3% from 2006. While total FTEs declined by 143 from 421 FTEs at December 31, 2006 to 278 FTEs at December 31, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. This initiative has resulted in selling and marketing expenses increasing as a percentage of revenue. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on the Company’s revenue base.

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

As illustrated in the table above, general and administrative expenses for 2007 decreased $31.2 million or 24.4% from 2006 due primarily to headcount reductions, lower bad debt expense, office closures, lower outside services costs and reduction in taxes, licenses and permits expenses. The percentage of expense to revenue also decreased, primarily due to the following:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $5.4 million due primarily to a reduction in headcount during 2007. Total FTEs decreased by 75 from 464 at December 31, 2006 to 389 FTEs at December 31, 2007. In June 2006, the Company sold an internally managed and staffed call center to an outside provider, which resulted in a reduction of 203 FTEs. The Company has engaged this third party to provide outsourced customer service.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain members of management and non-executive members of the Company’s Board of Directors under the Equity Plan and the compensation cost associated with options issued under the 2003 Arch LTIP. The decrease of $0.8 million is due primarily to the lower amortization of compensation expense associated with the 2005 Grant in 2007. In addition, the 2003 Arch LTIP was fully amortized in the first quarter 2006. This was partially offset by slightly higher amortization of compensation expense for the 2006 Grant in 2007.

•	Bad debt — The decrease of $3.2 million in bad debt expenses reflects the Company’s improved bad debt experience and change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $4.1 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $1.7 million in telecommunications expenses reflect continued office and staffing reductions as the Company continued to streamline its operations and reduced its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $4.6 million in outside services expenses was due primarily to a reduction in professional service fees for integration-related activities incurred in 2006, partially offset by increased outsourced customer service costs in 2007 resulting from the 2006 sale of an internally managed call center to an outside provider.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $3.1 million is mainly due to lower gross receipts taxes, transactional and property taxes and settlement of various state and local tax audits at amounts lower than the originally estimated liability. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $8.2 million in other expenses consist primarily of a decrease of $2.5 million due to lower pager shipping costs, $0.5 million in lower repairs and maintenance expenses, $0.5 million in lower insurance expenses and various refunds and other lower expenses netting $4.7 million; all of which result from continued site and office reductions.

Severance and Restructuring.  Severance and restructuring costs were $4.6 million and $6.4 million for 2006 and 2007, respectively. These costs primarily consist of severance charges of $4.2 million and $5.5 million for 2006 and 2007, respectively, resulting from staff reductions as the Company continued to match its employee levels to operational requirements. Restructuring charges of $0.4 million and $0.9 million for 2006 and 2007, respectively, relate to lease termination penalty expenses for certain lease agreements associated with transmitter locations.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $73.3 million for 2006 to $48.7 million for 2007. The decrease was primarily due to $15.1 million in lower depreciation in 2007 from fully depreciated paging infrastructure and other assets, $2.9 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $4.8 million in lower amortization expense and $1.8 million in lower accretion expense.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $3.9 million for 2006 to $3.4 million for 2007. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for 2007.

Income Tax Expense.  Income tax expense increased from $31.6 million for 2006 to $86.6 million for 2007. The 2007 income tax expense reflects an increase of $54.3 million due to an increase in the valuation allowance for deferred income tax assets, and a reduction of $2.5 million due to the resolution of uncertain tax positions due to the expiration of the statute of limitations. Excluding these two adjustments, income tax expense for 2007 would have been $35.0 million or an effective tax rate of 42.9%, which is a reduction from the 2006 effective tax rate of 44.0%.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2008, the Company had cash and cash equivalents of $75.0 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the Company also has approximately $6.0 to $7.0 million in its operating accounts that are with third party financial institutions. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

On October 14, 2008, the Federal Deposit Insurance Corporation (“FDIC”) announced the Transaction Account Guarantee Program (the “Program”). The Program permits financial institutions to provide separate unlimited FDIC coverage on the full balance of all non-interest bearing accounts. The Company has been notified that its operating accounts are with third party financial institutions that are participating in this Program.

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at December 31, 2008, should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, reduce or eliminate its common stock repurchase program, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

				Increase /
				(Decrease)
	For the Year Ended December 31,			Between
	2006	2007	2008	2007 and 2008
	(Dollars in thousands)

Net cash provided by operating activities	$147,242	$114,285	$106,040	$(8,245)
Net cash used in investing activities	(19,365)	(18,000)	(18,157)	157
Net cash used in financing activities	(98,917)	(98,250)	(77,393)	(20,857)

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

	For the Year Ended December 31,		Increase /
	2007	2008	(Decrease)
	(Dollars in thousands)

Cash received from customers	$417,456	$359,706	$(57,750)

Cash paid for:
Payroll and related costs	101,099	92,214	(8,885)
Site rent costs	87,581	62,295	(25,286)
Telecommunications costs	28,876	22,604	(6,272)
Interest costs	13	11	(2)
Other operating costs	85,602	76,542	(9,060)

	303,171	253,666	(49,505)

Net cash provided by operating activities	$114,285	$106,040	$(8,245)

Net cash provided by operating activities decreased $8.2 million from the year ended December 31, 2007 compared to the year ended December 31, 2008. Cash received from customers decreased $57.8 million for the year ended December 31, 2008 from 2007. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $65.2 million offset by net increases in other items of $7.4 million.

The decline in cash received from customers was substantially offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $8.9 million due primarily to a reduction in headcount. Cash paid in 2008 for payroll and related costs includes payment of the 2006 long-term incentive plan cash performance awards, which vested on December 3, 2008. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $25.3 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its MLAs.

•	Cash payments for telecommunications costs decreased $6.3 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $9.1 million. The decrease in these payments was primarily due to reduction in outside services costs of $3.1 million, lower facility rent expenses of

$2.9 million, reduction in repairs and maintenance costs of $1.9 million and reductions in various other costs of $1.2 million net for the year ended December 31, 2008. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $0.2 million for the year ended December 31, 2008 compared to 2007 primarily due to lower net proceeds from the sale of assets in 2008. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the year ended December 31, 2008 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2009 to be between $19.0 and $21.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $20.9 million for the year ended December 31, 2008 from 2007 primarily due to lower cash distributions paid to stockholders during the year, partially offset by cash used for the Company’s common stock repurchase program. For the year ended December 31, 2007, the Company paid a total of $3.60 per share of common stock in cash distributions as compared to $1.40 per share of common stock in cash distributions for the same period in 2008.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for each of the four years ended December 31, 2008. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2007 and 2008 include previously declared cash distributions on RSUs and shares of vested restricted stock issued under the Equity Plan to executives and non-executive members of the Company’s Board of Directors. Cash distributions on restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50

Total				1.50		$40,691	(1)

2006(2)	June 7	June 30	July 21	3.00
	November 1	November 16	December 7	0.65

Total				3.65		98,904	(1)

2007	February 7	February 22	March 15	0.65
	May 2	May 17	June 7	1.65	(3)
	August 1	August 16	September 6	0.65
	October 30	November 8	November 29	0.65

Total				3.60		98,250	(1)

2008	February 13	February 25	March 13	0.65
	May 2	May 19	June 19	0.25	(4)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

Total				1.40		39,061	(1)

Total				$10.15		$276,906

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, the Company’s Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

On March 3, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock and a special cash distribution of $1.00 per share of common stock, with a record date of March 17, 2009, and a payment date of March 31, 2009. This cash distribution of approximately $28.5 million will be paid from available cash on hand.

Common Stock Repurchase Program.  On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve-month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases. The Company expects to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.

Prior to the fourth quarter of 2008, the Company did not purchase any shares of its common stock. During the fourth quarter of 2008, the Company purchased 4,358,338 shares of its common stock for approximately $38.1 million (excluding commissions). There was approximately $11.9 million of common stock repurchase authority remaining as of December 31, 2008. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock will be returned to the status of authorized but unissued shares of the Company.

On March 3, 2009, the Company’s Board of Directors approved a supplement to the common stock repurchase program. The supplement resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

Borrowings.  As of December 31, 2008, the Company had no borrowings or associated debt service requirements.

Commitments

Contractual Obligations.  As of December 31, 2008, USA Mobility’s contractual payment obligations under its long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to certain pagers, telecommunications and information technology related expenses. The amounts are based on the Company’s contractual commitments; however, it is possible that the Company may be able to negotiate lower payments if it chooses to exit these contracts before their expiration date. Other obligations primarily consist of expected future payments for asset retirements.

	Payments Due By Period
	(Dollars in thousands)
		Less than			More than 5
	Total	1 Year	1 to 3 Years	3 to 5 Years	Years

Long-term debt obligations and accrued interest	$—	$—	$—	$—	$—
Operating lease obligations	49,100	23,970	22,715	2,129	286
Purchase obligations	16,268	9,975	6,293	—	—
Other obligations(1)	15,938	3,153	6,659	6,126	—

Total contractual obligations	$81,306	$37,098	$35,667	$8,255	$286

(1)	Other obligations do not include long-term income tax liabilities of $37.2 million as these relate to uncertain tax positions and are not expected to result in cash payments. (See Note 6 of the Notes to Consolidated Financial Statements.)

The Company incurred the following significant commitments and contractual obligations. These commitments and obligations have been reflected as appropriate in the table above.

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

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to handle its customer billing/provisioning system. The total cost is estimated to be approximately $7.5 million over the five-year contract term, of which the Company is contractually obligated for $2.0 million as reflected in the table of contractual obligations above.

In September 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. If the Company approves the modification, the agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period. Acceptance of the modification has not occurred, although the Company expects such acceptance in the first quarter of 2009. As such, the commitment of $5.6 million is reflected in the table of contractual obligations above.

In April 2008, the Company amended an existing contract with a vendor for invoice processing services. The total cost is estimated to be approximately $4.5 million over the three-year contract term, of which $3.5 million is reflected in the table of contractual obligations above. The total cost includes both fixed and variable components based on units in service.

Other Commitments.  USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the consolidated balance sheets.

Back-up Power Litigation.  On June 8, 2007, the FCC issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all CMRS providers with at least 500,000 subscribers maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the OMB. The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities would be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities would qualify for these exemptions. The Back-Up Power Order also provided that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that back-up power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned the DC Circuit Court for review of the Back-Up Power Order. Wireless voice providers also filed petitions for review. These petitions requested expedited review by the DC Circuit Court, which was granted. The DC Circuit Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The DC Circuit Court heard oral arguments on May 8, 2008.

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because the OMB had not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as the OMB is required to do by the PRA. The FCC submitted the information-collection requirements to the OMB on September 3, 2008. On November 28, 2008, the OMB disapproved the FCC’s information collection requirements. Although the FCC has authority under the PRA to override the OMB’s disapproval, in a letter to the DC Circuit Court on December 3, 2008 the FCC indicated that it would not seek to override the OMB’s disapproval. Rather, in light of the OMB’s disapproval, the FCC intends to issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules that will ensure reliable communications are available to public safety during, and in the aftermath of, natural disasters and other catastrophic events while at the same time attempting to address concerns that were raised regarding the prior Back-Up Power Order. To date no Notice of Proposed Rulemaking has been issued by the FCC. On December 9, 2008, the Company requested that the DC Circuit Court formally vacate the Back-Up Power Order. That request is still pending.

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

USA Mobility has been named as a defendant in three lawsuits. The first lawsuit involves a claim of infringement upon the parties’ Fourth Amendment rights and violation of the SCA and state law. The district court dismissed a state law claim on the pleadings. The Company does not expect any liability from this lawsuit to have a material impact on the Company’s financial condition or results of operations.

The second lawsuit involves billing practices and service disputes with a former customer with claims of $6.9 million in damages. USA Mobility will vigorously contest the claims alleged in the lawsuit. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

The third lawsuit involves a claim of infringement upon certain patents with current or former customers. Based on the limited information currently available, the Company is unable at this time to assess the impact, if any, that the lawsuit may have on the Company’s financial condition or results of operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the years ended December 31, 2006 and 2007 the Company paid $17.8 million and $18.7 million and $16.0 million and $15.5 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the year ended December 31, 2008, the Company paid $12.2 million in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

USA Mobility believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of its long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have forecasted estimated enterprise-level cash flows based on various operating assumptions such as ARPU, disconnect rates, and sales and workforce productivity ratios. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets (see Note 3).

Intangible assets were recorded in accordance with SFAS No. 141 and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded in conjunction with the Arch and Metrocall merger. Goodwill was not amortized but was evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment has occurred. In accordance with SFAS No. 142, USA Mobility had selected the fourth quarter to perform this annual impairment test. SFAS No. 142 requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit will be determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

The Company evaluated goodwill for impairment between annual tests if indicators of impairment exist. During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of the Company taken as a whole at March 31, 2008 was used as the fair value of the reporting unit. Based on the requirements of SFAS No. 142, the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

The Company did not record any impairment of long-lived assets and amortizable intangible assets for the years ended December 31, 2006, 2007 or 2008.

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

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $3.3 million and $1.3 million at December 31, 2007 and 2008, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $1.3 million and $1.1 million at December 31, 2007 and 2008 respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $1.3 million and $1.7 million at December 31, 2007 and 2008, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. The Company bases this allowance on historical payment trends.

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

Depreciation Expense

The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter. For the year ended December 31, 2008, $16.6 million of total depreciation expense of $36.4 million related to these assets.

Transmitter assets are grouped into tranches based on the Company’s transmitter decommissioning forecast and are depreciated using the group life method on a straight line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. That expected useful life is based on the Company’s forecasted usage of those assets and their retirement over time and so aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s network rationalization plans. The expected usage of the Company’s paging equipment changed in 2008 based on its network rationalization plans. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2009. For 2009, this change will result in $3.8 million in additional depreciation expense with reduced depreciation expense in future years. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any further variations from the Company’s estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

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

Paging equipment assets have been increased to reflect asset retirement costs; and depreciation expense is being recognized over the estimated lives, which range between one and nine years. At December 31, 2007, the Company had recognized cumulative asset retirement costs of $9.9 million. In 2008 the Company recorded $0.8 million in additional asset retirement costs and wrote-off $2.2 million in fully depreciated asset retirement costs. At December 31, 2008 cumulative asset retirement costs were $8.5 million. The asset retirement costs added in 2008 increased paging equipment assets and are being depreciated over the related estimated lives of 15 to 63 months. Depreciation, amortization and accretion expense for the years ended December 31, 2006, 2007 and 2008 included $1.3 million, ($0.6) million and $2.9 million, respectively, related to depreciation of these asset retirement costs. The reduction to depreciation expense in 2007 was due to the adjustment of the asset retirement costs made in 2004 upon the merger of Arch and Metrocall. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

At December 31, 2006, 2007 and 2008, accrued other liabilities included $4.6 million, $5.1 million and $3.7 million, respectively, of asset retirement liabilities related to USA Mobility’s efforts to reduce the number of transmitters it operates; other long-term liabilities included $9.0 million, $10.0 million and $9.6 million, respectively, related primarily to an estimate of the costs of deconstructing assets through 2013. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $15.9 million through 2013. The accretion will be recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate

2004 - Incremental Estimates	13.00%
2007 - Additions(1) and Incremental Estimates	10.60%
2008 - January 1 through September 30 — Additions(1)	9.70%
2008 - September 30 — Incremental Estimates	12.28	%(2)
2008 - October 1 through December 31 — Additions(1)	11.25%
2008 - December 31 — Incremental Estimates	12.21	%(2)

(1)	Transmitters moved to new sites resulting in additional liability.

(2)	Weighted average credit adjusted risk-free rate to discount downward revision to estimated future cash flows.

The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2006, 2007 and 2008 included $3.2 million, $1.3 million and $1.8 million, respectively, for accretion expense on the asset retirement obligation liabilities.

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

Severance and Restructuring

The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required to be recorded in accordance with SFAS No. 112. The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

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

Also from time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying contractual agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying contract or lease agreements.

Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

Income Taxes

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense. These estimates and assumptions are based on the requirements of SFAS No. 109 and FIN 48. The Company’s policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded an estimated liability of $52.2 million for uncertain tax positions. As of December 31, 2007, this liability had decreased to $28.6 million (before the gross-up adjustment mentioned below), largely due to the expiration of the statute of limitations. As of December 31, 2008 the liability increased to $37.2 million.

During the third quarter of 2008, the Company increased both the FIN 48 liability and the long-term balance of deferred income tax assets by $8.7 million at September 30, 2008 and $7.7 million at December 31, 2007. These reclassifications presented the FIN 48 liability and the deferred income tax assets on a gross basis before offsetting any tax benefits for net operating losses, state income taxes and accrued interest.

The total unrecognized income tax benefits as of January 1, 2007 and 2008 were $372.4 million and $350.0 million, respectively. The total unrecognized tax benefits increased to $352.4 million as of December 31, 2008. The 2008 increase is attributable to the recognition of various tax positions and the revaluation of unrecognized income tax benefits based on the Company’s estimated blended Federal and state statutory income tax rate as of December 31, 2008. Unrecognized income tax benefits reflect positions taken for income tax purposes that do not meet the more likely than not standard as required by FIN 48.

The Company assesses whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. Implementation of this requirement requires the exercise of significant judgment.

During 2007 the Internal Revenue Service (the “IRS”) commenced audits of the Federal income tax returns of Metrocall Holdings, Inc. and subsidiaries (“Metrocall”) for the short period January 1, 2004 to November 16, 2004 and the Company’s 2005 and 2006 income tax returns. In the fourth quarter of 2008 the IRS concluded its audit of the 2004 short period return of Metrocall with no changes. Based upon FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No 48, (“FSP FIN 48-1”), the Company determined that a portion of previously unrecognized tax benefits related to tax positions taken in the Metrocall 2004 short period income tax return could be recognized.

In 2008, the Company reduced its liability for uncertain tax positions by $1.4 million due to the lapse of the statute of limitations and the effective settlement of tax positions. Of this reduction, approximately $0.2 million was recorded as a reduction of income tax expenses, $0.4 million was recorded as an increase of long-term deferred income tax assets, and since the recognition of these tax positions relate to the acquisition of Metrocall, the Company reduced long-term intangible assets related to the Metrocall acquisition by $1.6 million in 2008 as the goodwill related to this acquisition had been previously written off in the first quarter of 2008.

SFAS No. 109 requires USA Mobility to evaluate the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all or some portion of USA Mobility’s deferred income tax assets will be realized in future periods.

For the year ended December 31, 2006 the Company’s management determined that no valuation allowance was required as it was more likely than not that the deferred income tax assets would be recoverable except for the December 31, 2006 valuation allowance of $0.8 million related to the charitable contributions carry-forward.

However, in December 2007, based on management’s forecast and other available evidence, management concluded that, based on the requirements of SFAS No. 109, not all of its deferred income tax assets would likely be recoverable. An additional valuation allowance of $54.2 million was recorded in the fourth quarter of 2007 to reduce the deferred income tax assets to their estimated recoverable amounts. During the first three quarters of 2008 the Company experienced continued revenue and subscriber erosion within its direct customer base that had exceeded its earlier expectations. As part of the Company’s regular year-end planning process management re-evaluated these trends and concluded that there was additional uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2008. Using forecasted taxable income through 2015 along with the available positive and negative evidence management concluded that an additional amount of its deferred income tax assets would likely not be recoverable at December 31, 2008. The Company increased the valuation allowance by $7.3 million during the third quarter and by an additional $4.4 million during the fourth quarter resulting in a valuation allowance of $66.7 million at December 31, 2008, which includes approximately $0.7 million for foreign operations.

On February 13, 2008 the Stimulus Act was enacted. The Stimulus Act provides, in part, for 50% bonus depreciation deduction on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 Federal income tax return. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance and income tax expense would be reduced by approximately $2.5 million.

Recent and Pending Accounting Pronouncements

In June 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109. In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 6 of the Notes to Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157. Also in February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The FASB has issued a proposed FASB Staff Position No. 157-c, (“FSP 157-c”), that would provide guidance on measuring liabilities under SFAS No. 157. SFAS No. 157 does not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP 142-3 will have an impact on accounting for acquired intangible assets once adopted, but the effect is dependent upon acquisitions at that time.

In June 2007, the EITF reached a consensus on EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 prescribes how an entity should recognize the income tax benefit received on dividends that are (1) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (2) charged to retained earnings under SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”). EITF No. 06-11 is effective for financial statements issued for fiscal years beginning after December 15, 2007. EITF No. 06-11 does not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP 03-6-1. FSP 03-6-1 is not applicable to the Company.

Other new pronouncements issued during 2008 are not applicable to the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2008, the Company has no outstanding debt financing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), the principal executive officer, and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), the principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on this evaluation, the CEO and

COO/CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of December 31, 2008. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed the evaluation.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, the CEO and COO/CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on the Company’s assessment, management concluded that the Company did maintain effective internal control over financial reporting at December 31, 2008, based on the criteria in Internal Control — Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Remediation of Prior Year Material Weakness

The material weakness that was previously disclosed as of December 31, 2007 was remediated as of December 31, 2008. See “Item 9A. Controls and Procedures — Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures — Management’s Remediation Initiatives” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2007 and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2008, for disclosure of information about the material weakness that was reported as a result of the Company’s annual assessment as of December 31, 2007 and remediation of that material weakness. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2008, the Company has implemented and executed the Company’s remediation plans, and as of December 31, 2008, such remediation plans were successfully tested and the material weakness was deemed remediated.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than continued implementation and refinement of the controls necessary to remediate the previous year’s material weakness. As part of the Company’s ongoing process improvement and compliance efforts, the Company performed testing procedures on the Company’s internal controls deemed effective at December 31, 2007 and on the Company’s internal controls implemented during 2008. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2008.

In 2008, the Company has moved from a combination of an employee and third party internal audit function to an outsourced third party internal audit function.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10 to 14 is incorporated by reference to USA Mobility’s definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2009.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information required by this item is incorporated by reference from USA Mobility’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders:

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

USA Mobility has adopted a code of ethics that applies to all of the Company’s employees including the CEO, COO/CFO, and chief accounting officer and controller. This code of ethics may be found at http://www.usamobility.com/. During the period covered by this report the Company did not request a waiver of its code of ethics and did not grant any such waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis (“CD&A”) ”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”. The information required by this item with respect to director independence is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “The Board of Directors and Committees”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2007 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2007 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2007 and 2008

Notes to Consolidated Financial Statements

(a) (2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2007 and 2008

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

March 4, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	March 4, 2009

/s/ Thomas L. Schilling Thomas L. Schilling	Director, Chief Operating Officer and Chief Financial Officer (principal financial officer)	March 4, 2009

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer and Controller (principal accounting officer)	March 4, 2009

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	March 4, 2009

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	March 4, 2009

/s/ Brian O’Reilly Brian O’Reilly	Director	March 4, 2009

/s/ Matthew Oristano Matthew Oristano	Director	March 4, 2009

/s/ Samme L. Thompson Samme L. Thompson	Director	March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USA Mobility, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Mobility, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Mobility, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2009 expressed an unqualified opinion on internal control effectiveness.

/s/  GRANT THORNTON LLP

McLean, Virginia
March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
USA Mobility, Inc. and Subsidiaries

We have audited USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, USA Mobility, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of USA Mobility, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 4, 2009 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

McLean, Virginia
March 4, 2009

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$64,542	$75,032
Accounts receivable, less allowances of $5,870 and $4,081 in 2007 and 2008, respectively	28,044	25,118
Other receivables	1,755	1,266
Deposits	1,286	380
Prepaid insurance	1,585	1,273
Prepaid rent	1,539	508
Prepaid expenses and other	2,443	2,799
Deferred income tax assets, less valuation allowance of $4,775 and $6,204 in 2007 and 2008, respectively	8,267	6,025

Total current assets	109,461	112,401

Property and equipment, at cost:
Land, buildings and improvements	8,928	6,987
Paging and computer equipment	226,565	195,185
Furniture, fixtures and vehicles	5,258	3,995

	240,751	206,167
Less accumulated depreciation and amortization	165,082	148,300

Property and equipment, net	75,669	57,867

Goodwill	188,170	—
Intangibles, less accumulated amortization of $52,107 and $60,898 in 2007 and 2008, respectively	16,929	6,520
Deferred income tax assets, less valuation allowance of $50,208 and $60,531 in 2007 and 2008, respectively	93,884	59,599
Other assets	7,634	4,973

TOTAL ASSETS	$491,747	$241,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,243	$908
Accrued compensation and benefits	11,956	11,046
Accrued network cost	2,412	2,980
Accrued taxes	17,822	15,136
Accrued severance and restructuring	5,610	3,673
Accrued other	11,525	7,225
Distributions payable	93	15
Customer deposits	1,592	1,203
Deferred revenue	12,059	9,958

Total current liabilities	66,312	52,144
Other long-term liabilities	51,867	48,478

TOTAL LIABILITIES	118,179	100,622

COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.0001 par value, no shares issued or outstanding	—	—
Common stock — $0.0001 par value, 27,305,379 and 22,950,784 shares issued at December 31, 2007 and 2008, respectively	3	2
Additional paid-in capital	373,565	140,736
Retained earnings	—	—

TOTAL STOCKHOLDERS’ EQUITY	373,568	140,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,747	$241,360

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2007	2008
	(In thousands, except share and
	per share amounts)

Revenues:
Service, rental and maintenance, net of service credits	$476,138	$402,420	$337,959
Product sales, net of credits	21,556	22,204	21,489

Total revenues	497,694	424,624	359,448

Operating expenses:
Cost of products sold	3,837	6,233	5,592
Service, rental and maintenance	177,120	151,930	122,820
Selling and marketing	43,902	38,828	28,285
General and administrative	127,877	96,667	81,510
Severance and restructuring	4,586	6,429	5,326
Depreciation, amortization and accretion	73,299	48,688	47,012
Goodwill impairment	—	—	188,170

Total operating expenses	430,621	348,775	478,715

Operating income (loss)	67,073	75,849	(119,267)
Interest expense	(34)	(13)	(11)
Interest income	3,902	3,461	1,811
Other (expense) income	800	2,150	622

Income (loss) before income tax expense	71,741	81,447	(116,845)
Income tax expense	31,560	86,645	40,232

Net income (loss)	$40,181	$(5,198)	$(157,077)

Basic net income (loss) per common share	$1.47	$(0.19)	$(5.83)

Diluted net income (loss) per common share	$1.46	$(0.19)	$(5.83)

Basic weighted average common shares outstanding	27,399,811	27,442,444	26,936,072

Diluted weighted average common shares outstanding	27,580,866	27,442,444	26,936,072

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding		Additional			Total
	Common	Common	Paid-In	Deferred Stock	Retained	Stockholders’
	Shares	Stock	Capital	Compensation	Earnings	Equity
	(Dollars in thousands)

Balance, January 1, 2006	27,215,493	$3	$523,052	$(1,754)	$11,692	$532,993
Net income	—	—	—	—	40,181	40,181
Transfer of deferred stock compensation upon adoption of SFAS No. 123R	—	—	(1,754)	1,754	—	—
Issuance of common stock under the Equity Plan	2,995	—	248	—	—	248
Tax benefit from exercise of stock options	1,981	—	12	—	—	12
Amortization of stock based compensation	—	—	2,454	—	—	2,454
Cash distributions declared	—	—	(48,043)	—	(51,873)	(99,916)
Issuance, net of forfeitures, of restricted common stock under the Equity Plan	119,564	—	—	—	—	—

Balance, December 31, 2006	27,340,033	$3	$475,969	$—	$—	$475,972

Net loss	—	—	—	—	(5,198)	(5,198)
Issuance of common stock under the Equity Plan	1,913	—	258	—	—	258
Purchased and retired common stock, net	(28,762)	—	(801)	—	—	(801)
Recognition of uncertain tax positions and other	—	—	421	—	—	421
Amortization of stock based compensation	—	—	1,268	—	—	1,268
Cash distributions declared	—	—	(98,352)	—	—	(98,352)
Reclassification of net loss	—	—	(5,198)	—	5,198	—
Issuance, net of forfeitures, of restricted common stock under the Equity Plan	(7,805)	—	—	—	—	—

Balance, December 31, 2007	27,305,379	$3	$373,565	$—	$—	$373,568

Net loss	—	—	—	—	(157,077)	(157,077)
Issuance of common stock under the Equity Plan and other	699	—	35	—	—	35
Purchased and retired common stock, net	(44,922)	—	(518)	—	—	(518)
Amortization of stock based compensation	—	—	1,259	—	—	1,259
Cash distributions declared	—	—	(38,197)	—	—	(38,197)
Common stock repurchase program	(4,358,338)	(1)	(38,331)	—	—	(38,332)
Reclassification of net loss	—	—	(157,077)	—	157,077	—
Issuance, net of forfeitures, of restricted common stock and restricted stock units under the Equity Plan	47,966	—	—	—	—	—

Balance, December 31, 2008	22,950,784	$2	$140,736	$—	$—	$140,738

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$40,181	$(5,198)	$(157,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	73,299	48,688	47,012
Goodwill impairment	—	—	188,170
Deferred income tax expense	16,197	91,995	36,831
Amortization of stock based compensation	2,728	1,412	1,259
Provisions for doubtful accounts, service credits
and other	17,204	8,561	5,851
Non-cash transaction tax accrual adjustments	(3,467)	(6,789)	(5,499)
Loss (gain) on disposals of property and equipment	601	(169)	48
Changes in assets and liabilities:
Accounts receivable	(6,816)	(10,240)	(2,925)
Prepaid expenses and other	(395)	2,706	3,167
Intangibles and other long-term assets	(2,746)	(582)	4,279
Accounts payable and accrued liabilities	13,040	(11,306)	(12,586)
Customer deposits and deferred revenue	(2,584)	(4,793)	(2,490)

Net cash provided by operating activities	147,242	114,285	106,040

Cash flows from investing activities:
Purchases of property and equipment	(20,990)	(18,323)	(18,336)
Proceeds from disposals of property and equipment	200	323	179
Receipts from long-term note receivable	1,425	—	—

Net cash used in investing activities	(19,365)	(18,000)	(18,157)

Cash flows from financing activities:
Repayment of long-term debt	(13)	—	—
Purchase of common stock	—	—	(38,332)
Cash distributions to stockholders	(98,904)	(98,250)	(39,061)

Net cash used in financing activities	(98,917)	(98,250)	(77,393)

Net increase (decrease) in cash and cash equivalents	28,960	(1,965)	10,490
Cash and cash equivalents, beginning of period	37,547	66,507	64,542

Cash and cash equivalents, end of period	$66,507	$64,542	$75,032

Supplemental disclosure:
Interest paid	$34	$13	$11

Income taxes paid (state and local)	$49	$70	$462

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Business — USA Mobility,Inc. and subsidiaries (“USA Mobility” or the “Company”), is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

Organization and Principles of Consolidation — USA Mobility is a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004 (see Note 2). Prior to the merger, USA Mobility had conducted no operations other than those incidental to its formation. For financial reporting purposes, Arch was deemed to be the accounting acquirer of Metrocall. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in an affiliated company that is less than 50% owned, or one in which the Company can otherwise exercise significant influence, is accounted for under the equity method of accounting, which includes PageNet Canada, Inc., which has no remaining carrying value.

Preparation of Financial Statements — The consolidated financial statements of USA Mobility have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the consolidated statements of operations within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring; depreciation, amortization and accretion; and goodwill impairment. These items are shown separately on the consolidated statements of operations within operating expenses.

Reclassifications — Reclassification is made to the prior years’ financial statements when appropriate, to conform to the current year presentation, including a reclassification in the Company’s consolidated statements of cash flows for the years ending December 31, 2006 and 2007 to reflect the reclassification of other long-term liabilities to accounts payable and accrued liabilities of $12.2 million and ($4.8) million, respectively. In addition, the Company increased both the income tax liability for uncertain tax positions and the long-term balance of deferred income tax assets by $7.7 million at December 31, 2007 and reclassified $0.9 million from current liabilities to the income tax liability for uncertain tax positions. The net effect of this reclassification was to increase the long-term deferred income tax assets by $7.7 million (see Note 6).

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

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, reduce or eliminate its common stock repurchase program, sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock, impact the Company’s ability to pay future cash distributions to stockholders or repurchase shares of its common stock.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”), the Company is required to evaluate the carrying value of its long-lived assets and certain amortizable intangible assets. SFAS No. 144 first requires an assessment of whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of its long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have forecasted estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets (see Note 3).

Intangible assets were recorded in accordance with SFAS No. 141, Business Combinations, (“SFAS No. 141”), and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded in conjunction with the Arch and Metrocall merger. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment has occurred. In accordance with SFAS No. 142, USA Mobility has selected the fourth quarter to perform this annual impairment test. The Company will evaluate goodwill for impairment between annual tests if indicators of impairment exist. SFAS No. 142 requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit will be determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate (see Note 3).

Accounts Receivable Allowances — USA Mobility records four allowances against its gross accounts receivable balance of which the two most significant are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $3.3 million and $1.3 million at December 31, 2007 and 2008, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $1.3 million and $1.1 million at December 31, 2007 and 2008 respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $1.3 million and $1.7 million at December 31, 2007 and 2008, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. The Company bases this allowance on historical payment trends.

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

Depreciation Expense — The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter. For the year ended December 31, 2008, $16.6 million of total depreciation expense of $36.4 million related to these assets.

Transmitter assets are grouped into tranches based on the Company’s transmitter decommissioning forecast and are depreciated using the group life method on a straight line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. That expected useful life is based on the Company’s forecasted usage of those assets and their retirement over time and so aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s network rationalization plans. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Long-Lived Assets — Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Estimated Useful
Life
Asset Classification	(In Years)

Buildings and improvements	20
Leasehold improvements	3
Messaging devices	1-2
Paging and computer equipment	1.25-9
Furniture and fixtures	3-5
Vehicles	3

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

Also from time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying contractual agreements. Exit costs are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded in accordance with SFAS No. 146. The provisions of SFAS No. 146 require the Company to record an estimate of the fair value of the exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying contract or lease agreements.

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

Shipping and Handling Costs — USA Mobility incurs shipping and handling costs to send and receive messaging devices to/from its customers. These costs are expensed as incurred and included in general and administrative expenses and amounted to $4.4 million, $3.1 million and $2.4 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Advertising Expenses — USA Mobility incurs advertising expenses to support the Company’s marketing goals. These costs are expensed as incurred and are included in selling and marketing and general and administrative expenses. These costs amounted to $0.6 million, $0.5 million and $0.3 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with initial maturities of three months or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where the Company is required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — USA Mobility’s financial instruments, as defined under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, include its cash, accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2007 and 2008.

Stock Based Compensation — On January 1, 2006, the Company implemented the provisions of SFAS No. 123R, Share-Based Payment, (“SFAS No. 123R”). The implementation of SFAS No. 123R, including the cumulative effect of changes in expense attribution, did not have a material impact on the Company’s financial position or results of operations. The Company followed the modified prospective transition election. In addition, the Company transferred the balance of deferred stock compensation in the Consolidated Statements of Stockholders’ Equity to additional paid-in capital on January 1, 2006 as required by SFAS No. 123R.

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

Recent and New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, an interpretation of SFAS No. 109. In May 2007, FASB Staff Position 48-1 amended

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FIN 48 (“FSP FIN 48-1”). The disclosure requirements and cumulative effect of adoption of FIN 48, as amended, are presented in Note 6.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No.157”). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and other accounting pronouncements, it does not require any new fair value measurements nor does it establish valuation standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-1 (“FSP 157-1”) which excludes SFAS No. 13, Accounting for Leases, and its related pronouncements that address leasing transactions from the scope of SFAS No. 157. Also in February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on a recurring basis (at least annually). FSP 157-2 defers the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities for financial statements issued for fiscal years beginning after November 15, 2008. The FASB has issued a proposed FASB Staff Position No. 157-c, (“FSP 157-c”), that would provide guidance on measuring liabilities under SFAS No. 157. SFAS No. 157 does not have a material impact on the Company’s consolidated financial position or results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP 142-3 will have an impact on accounting for acquired intangible assets once adopted, but the effect is dependent upon acquisitions at that time.

In June 2007, the EITF reached a consensus on EITF No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (“EITF No. 06-11”). EITF No. 06-11 prescribes how an entity should recognize the income tax benefit received on dividends that are (1) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (2) charged to retained earnings under SFAS No. 123R. EITF No. 06-11 is effective for financial statements

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for fiscal years beginning after December 15, 2007. EITF No. 06-11 does not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities, (“FSP 03-6-1”), which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share. FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP 03-6-1. FSP 03-6-1 is not applicable to the Company.

Other new pronouncements issued during 2008 are not applicable to the Company.

2.	Merger of Arch and Metrocall

USA Mobility is a holding company that was formed to effect the merger of Arch and Metrocall, which occurred on November 16, 2004. The merger was accounted for under the purchase method of accounting pursuant to SFAS No. 141. Arch was the accounting acquirer. Accordingly, the basis of Arch’s assets and liabilities as of the acquisition date are reflected in the consolidated balance sheet of USA Mobility at their historical bases. Amounts allocated to Metrocall’s assets and liabilities were based upon the total purchase price and the estimated fair values of such assets and liabilities.

USA Mobility has achieved operating and other synergies through elimination of redundant overhead and duplicative network structures. Subsequent to the merger, the Company continues its review of all operating systems, the rationalization of the one-way and two-way paging networks, and the composition of the sales force. The Company expects to continue its network rationalization through 2009 and beyond as it deconstructs networks and standardizes operations and its infrastructure. In this process, the Company has incurred and expects to incur additional costs.

3.	Long-Lived Assets

The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the periods stated were as follows:

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands)

Depreciation	$55,613	$37,597	$36,441
Amortization	14,526	9,745	8,791
Accretion	3,160	1,346	1,780

Total depreciation, amortization and accretion	$73,299	$48,688	$47,012

Property and Equipment — Effective October 1, 2006, January 1, 2008 and October 1, 2008, USA Mobility revised the estimated depreciable life of certain of its paging equipment assets, which are depreciated under the group method. This change in useful life resulted from revisions to the timing of the Company’s network rationalization program, in order to align the useful lives of these assets with their planned removal from service.

The revisions to the expected usage of the Company’s paging equipment assets effective October 1, 2008 will impact the expected yearly depreciation expense for the Company’s transmitter asset component of its paging equipment assets. For 2009, this revision will result in $3.8 million in additional depreciation expense with reduced depreciation expense in future years.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations — Paging equipment assets have been increased to reflect asset retirement costs; and depreciation expense is being recognized over the estimated lives, which range between one and nine years. At December 31, 2007, the Company had recognized cumulative asset retirement costs of $9.9 million. In 2008 the Company recorded $0.8 million in additional asset retirement costs and wrote-off $2.2 million in fully depreciated asset retirement costs. At December 31, 2008 cumulative asset retirement costs were $8.5 million. The asset retirement costs added in 2008 increased paging equipment assets and are being depreciated over the related estimated lives of 15 to 63 months. Depreciation, amortization and accretion expense for the years ended December 31, 2006, 2007 and 2008 included $1.3 million, ($0.6) million and $2.9 million, respectively, related to depreciation of these asset retirement costs. The reduction to depreciation expense in 2007 was due to the adjustment of the asset retirement costs added in 2004 due to the merger of Arch and Metrocall. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liability balances for the periods stated were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2006	$4,569	$8,955	$13,524
Accretion	94	1,252	1,346
Amounts paid	(3,015)	—	(3,015)
Additional amounts recorded	947	2,249	3,196
Reclassifications	2,477	(2,477)	—

Balance at December 31, 2007	$5,072	$9,979	$15,051
Accretion	562	1,218	1,780
Amounts paid	(4,325)	—	(4,325)
Additional amounts recorded	912	(143)	769
Reclassifications	1,457	(1,457)	—

Balance at December 31, 2008	$3,678	$9,597	$13,275

The balances above were included in accrued other and other long-term liabilities, respectively, at December 31, 2006, 2007 and 2008.

The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $15.9 million through 2013. The accretion will be recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate

2004 - Incremental Estimates	13.00%
2007 - Additions(1) and Incremental Estimates	10.60%
2008 - January 1 through September 30 — Additions(1)	9.70%
2008 - September 30 — Incremental Estimates	12.28	%(2)
2008 - October 1 through December 31 — Additions(1)	11.25%
2008 - December 31 — Incremental Estimates	12.21	%(2)

(1)	Transmitters moved to new sites resulting in additional liability.

(2)	Weighted average credit adjusted risk-free rate to discount downward revision to estimated future cash flows.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended 2006, 2007 and 2008 included $3.2 million, $1.3 million and $1.8 million, respectively, for accretion expense on the asset retirement obligation liabilities.

Goodwill, Long-lived Assets and Other Amortizable Intangible Assets — Goodwill of $188.2 million at December 31, 2007 resulted from the application and subsequent adjustments of the purchase accounting for the November 2004 merger of Arch and Metrocall. Based on the requirements of EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, (“EITF No. 93-7”), goodwill increased by $10.0 million during the fourth quarter 2006 due to a change in management’s estimate of the ultimate tax basis of the deferred income tax assets acquired in the purchase of Metrocall.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase to goodwill of $40.3 million for uncertain tax positions directly related to the merger of Arch and Metrocall. During the year ended December 31, 2007, the Company reduced goodwill by $11.5 million due to the resolution of uncertain tax positions as required by EITF No. 93-7 and FIN 48.

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

During the first quarter of 2008 the price per share of the Company’s common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of the Company’s common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of the Company taken as a whole at March 31, 2008 was used as the fair value of the reporting unit. Based on the requirements of SFAS No. 142, the Company determined that all of its goodwill had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

As part of the goodwill impairment analysis at March 31, 2008, the Company evaluated the carrying value of its long-lived assets and amortizable intangible assets. The Company assessed the recoverability of the carrying value of its long-lived assets and certain amortizable intangible assets based on undiscounted cash flows to be generated from such assets. At March 31, 2008 the forecasted undiscounted cash flows exceeded the carrying value of such assets and there was no impairment of long-lived assets and amortizable intangible assets. At December 31, 2008 the Company did not believe any conditions of impairment existed which suggested the carrying value of its long-lived assets and amortizable intangible assets would not be recoverable.

The Company did not record any impairment of long-lived assets and amortizable intangible assets in 2006 and 2007.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets were comprised of the following at December 31, 2007:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$66,279	$(49,894)	$16,385
Purchased Federal Communications
Commission licenses	5	2,689	(2,157)	532
Other	1	68	(56)	12

Total intangible assets, net		$69,036	$(52,107)	$16,929

Amortizable intangible assets are comprised of the following at December 31, 2008:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(58,392)	$6,269
Purchased Federal Communications
Commission licenses	5	2,689	(2,440)	249
Other	3	68	(66)	2

Total intangible assets, net		$67,418	$(60,898)	$6,520

The net balance of total amortizable intangible assets decreased by $10.4 million in 2008. The decrease resulted from $8.8 million of amortization discussed below and a $1.6 million reduction of the Metrocall purchased subscriber list. The Metrocall purchased subscriber list was reduced in conjunction with the reduction of the liability for uncertain tax positions (see Note 6).

Aggregate amortization expense for other intangible assets for the years ended December 31, 2006, 2007 and 2008 was $14.5 million, $9.7 million and $8.8 million, respectively. The estimated amortization expenses, based on current intangible asset balances, are $6.4 million, and $0.1 million for 2009 and 2010, respectively. No amortization expense is expected to be charged after 2010.

4.	Long-term Debt

As of December 31, 2008, the Company had no borrowings or associated debt service requirements.

5.	Stockholders’ Equity

General

The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

At December 31, 2008, the Company had no stock options outstanding.

At December 31, 2007 and December 31, 2008, there were 27,305,379 and 22,950,784 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2007, there were 268,679 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. During the first quarter of 2008, the Company issued 2,104 shares of common stock under the Arch plan of reorganization. At December 31, 2008, 266,575 shares of common stock remained reserved for future issuance under the Arch plan of reorganization. For financial reporting purposes, the number of shares reserved for future issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Distributions to Stockholders — The following table details information on the Company’s cash distributions for each of the four years ended December 31, 2008. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2007 and 2008 include previously declared cash distributions on restricted stock units (“RSUs”) and shares of vested restricted common stock (“restricted stock”) issued under the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”) to executives and non-executive members of the Company’s Board of Directors. Cash distributions on restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50

Total				1.50		$40,691	(1)

2006(2)	June 7	June 30	July 21	3.00
	November 1	November 16	December 7	0.65

Total				3.65		98,904	(1)

2007	February 7	February 22	March 15	0.65
	May 2	May 17	June 7	1.65	(3)
	August 1	August 16	September 6	0.65
	October 30	November 8	November 29	0.65

Total				3.60		98,250	(1)

2008	February 13	February 25	March 13	0.65
	May 2	May 19	June 19	0.25	(4)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

Total				1.40		39,061	(1)

Total				$10.15		$276,906

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, the Company’s Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

On March 3, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock and a special cash distribution of $1.00 per share of common stock, with a record date of March 17, 2009, and a payment date of March 31, 2009. This cash distribution of approximately $28.5 million will be paid from available cash on hand.

Common Stock Repurchase Program — On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

twelve-month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases.

Prior to the fourth quarter of 2008, the Company did not purchase any shares of its common stock. During the fourth quarter of 2008, the Company purchased 4,358,338 shares of its common stock for approximately $38.1 million (excluding commissions). There was approximately $11.9 million of common stock repurchase authority remaining as of December 31, 2008. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock will be returned to the status of authorized but unissued shares of the Company. Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

On March 3, 2009, the Company’s Board of Directors approved a supplement to the common stock repurchase program. The supplement resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

Common stock repurchased in the fourth quarter of 2008 was as follows:

					Approximate
					Dollar Value of
				Total Number of	Shares That May
				Shares Purchased as	Yet Be Purchased
				Part of a Publicly	Under the Publicly
	Total Number of		Average Price Paid	Announced Plan or	Announced Plan or
Period	Shares Purchased		per Share	Program	Program(1)
					(Dollars in thousands)

October 1 through October 31, 2008	248,698		$8.61	248,698	$47,860
November 1 through November 30, 2008	4,109,640	(2)	8.76	4,358,338	$11,858
December 1 through December 31, 2008	—		—	—	$11,858

Total	4,358,338		$8.75	4,358,338

(1)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. On March 3, 2009, the Company’s Board of Directors approved a supplement which resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

(2)	On November 16, 2008, the Company purchased 4,020,797 shares of its common stock in a private aftermarket block transaction at a price of $8.75 per share for a total of approximately $35.2 million.

Arch Wireless, Inc. New Common Stock — Upon the effective date of the Arch plan of reorganization, all of the Arch predecessor company’s preferred and common stock, and all stock options were cancelled. Arch’s authorized capital stock consisted of 50,000,000 shares of common stock. Each share of common stock had a par value of $0.001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares were reserved for issuance under Arch’s plan of reorganization, to be issued from time to time, as unsecured claims were resolved. Approximately 266,575 of these shares remain at December 31, 2008, to be issued pursuant to Arch’s plan of reorganization. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2003. All shares of Arch’s new common stock were exchanged for a like number of shares of USA Mobility common stock.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Paid-in Capital — During each of the three years ended December 31, 2008, additional paid-in capital decreased by $45.3 million, $102.4 million and $232.8 million, respectively. The decrease in 2008 was due primarily to the reclassification of net loss, cash distributions to stockholders, the common stock repurchase program, the vesting and repurchase of restricted stock under the 2005 grant of restricted stock (“2005 Grant”) and the 2006 grant of restricted stock (“2006 Grant”) and other adjustments. This was offset by the amortization of stock based compensation.

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. The Company acquired a total of 2,254 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the restricted stock that vested on January 1, 2008 relating to the 2005 Grant. During the fourth quarter of 2008, the Company acquired a total of 42,668 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the restricted stock that vested on December 3, 2008 relating to the 2006 Grant. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2008. Also, 4,358,338 shares of common stock repurchased by the Company under its common stock repurchase program were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2008. For the years ended December 31, 2007 and 2008, the effect of 155,359 and 118,764 potential dilutive common shares, respectively, was not included in the calculation for diluted net income (loss) per share as the impact is anti-dilutive. The components of basic and diluted net income (loss) per common share for the three years ended December 31, 2008 were as follows:

	For the Year Ended December 31,
	2006	2007	2008
	(Dollars in thousands, except share and
	per share amounts)

Net income (loss)	$40,181	$(5,198)	$(157,077)

Weighted average shares of common stock
outstanding	27,399,811	27,442,444	26,936,072
Dilutive effect of restricted stock and RSUs	181,055	—	—

Weighted average shares of common stock and common stock equivalents	27,580,866	27,442,444	26,936,072

Net income (loss) per common share
Basic	$1.47	$(0.19)	$(5.83)

Diluted	$1.46	$(0.19)	$(5.83)

USA Mobility, Inc. Equity Incentive Plan

In connection with and prior to the November 2004 merger of Arch and Metrocall, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Company’s Board of Directors in the form of shares of common stock, stock options, restricted stock, stock grants or units. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through December 31, 2008:

Activity

Equity securities approved	1,878,976
Less: Restricted stock issued to management
2005 Grant	(103,937)
2006 Grant(1)	(139,701)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(29,851)
Common stock(2)	(28,696)
Add: Restricted stock forfeited by management
2005 Grant	22,488
2006 Grant	21,358
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at December 31, 2008	1,624,622

(1)	On November 14, 2008 the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 Grant to certain executives of the Company.

(2)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Board of Directors for services performed.

Restricted Stock — On June 7, 2005, the Company awarded 103,937 shares of restricted stock to certain eligible employees (the “2005 Grant”). Effective November 2, 2005, the Company’s Board of Directors amended the vesting schedule for the 2005 Grant. The vesting date for the initial two-thirds of the restricted stock for each eligible employee was January 1, 2007, with the remaining restricted stock vesting ratably over the course of 2007, such that by January 1, 2008, all restricted stock awarded were fully vested. On January 1, 2008, 6,017 shares of restricted stock from the 2005 Grant vested, of which 2,254 shares were sold back to the Company in payment of required tax withholdings at a price per share of $14.30, the Company’s closing stock price on December 31, 2007. This represented the final vesting of the 2005 Grant.

The Company used the fair-value based method of accounting for the 2005 Grant and fully amortized the $2.2 million to expense as of December 31, 2007. A total of $1.4 million and $0.2 million were included in stock based compensation expense for the years ended December 31, 2006 and 2007, respectively, in relation to the 2005 Grant.

On February 1, 2006, the Company initially awarded 127,548 shares of restricted stock to certain eligible employees (the “2006 Grant”). An additional 5,024 shares of restricted stock were granted during the second quarter of 2006. On November 14, 2008, the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock. Also on November 14, 2008, the Company’s Board of Directors amended the vesting date for the 2006 Grant from January 1, 2009 to December 3, 2008.

Any unvested shares of restricted stock granted under the Equity Plan were forfeited if the participant terminated employment with USA Mobility. During 2006, 2007 and 2008, 7,393 shares, 11,526 shares and 2,439 shares, respectively were forfeited under the 2006 Grant, resulting in a cumulative forfeiture total of 21,358 shares of restricted stock. On December 3, 2008, 118,343 shares of restricted stock from the 2006 Grant vested, of which 42,668 shares were sold back to the Company in payment of required tax withholdings at a price

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share of $11.39, the Company’s closing stock price on December 3, 2008. This represented the final vesting of the 2006 Grant.

The Company used the fair-value based method of accounting for the 2006 Grant and fully amortized the $3.2 million to expense over the 36 months vesting period. A total of $1.1 million, $1.0 million and $1.1 million was included in stock based compensation expense for the years ended December 31, 2006, 2007 and 2008, respectively, in relation to the 2006 Grant.

The Company reclassified the accrued liability related to the cash distributions associated with the 2006 Grant from other long-term liabilities to distributions payable during the first quarter of 2008.

Cash Award — Also, on February 1, 2006, the Company provided for long-term cash performance awards to the same certain eligible employees. On November 14, 2008, the Company’s Board of Directors approved additional long-term cash performance awards for certain executives resulting in an additional $0.2 million in payroll and related expenses during the fourth quarter of 2008. The vesting date for these long-term cash performance awards was amended to December 3, 2008 and payment was made on December 11, 2008.

The Company amortized the $3.4 million to expense over the 36 month vesting period. A total of $1.1 million, $1.1 million and $1.2 million was included in payroll and related expenses for each of the three years ended December 31, 2008, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards were forfeited if the participant terminated employment with USA Mobility.

The Company reclassified the accrued liability associated with the long-term cash performance awards from other long-term liabilities to accrued compensation and benefits during the first quarter of 2008.

2009 Grant — On January 6, 2009, the Company’s Board of Directors approved an additional long-term incentive program that includes a cash and stock component, in the form of RSUs, based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during the Company’s 2012 calendar year and continued employment with the Company (the “2009 Grant”). RSUs were granted under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on January 15, 2009 of $12.01. The Company’s Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each eligible employees when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of: (1) a change in control of the Company (as defined in the Equity Plan); or (2) on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K with the SEC.

Board of Directors Equity Compensation — On May 3, 2006, the Company’s Board of Directors granted the non-executive directors RSUs in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. RSUs were granted quarterly under the Equity Plan pursuant to a Restricted Stock Unit Agreement, based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive director would receive $40,000 per year of RSUs ($50,000 for the chair of the Audit Committee), to be issued on a quarterly basis.

On August 1, 2007 the Company’s Board of Directors approved an acceleration in the conversion date for existing RSUs. Existing RSUs would be converted into shares of common stock on the earlier of: (1) a director’s departure from the Company’s Board of Directors; (2) a change in control of the Company (as defined in the Equity Plan); or (3) the second trading day following the day that the Company filed its 2007 Annual Report on Form 10-K with the SEC. At December 31, 2007 there were 19,605 RSUs awarded and outstanding.

The Company’s Board of Directors also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each non-executive director when the RSUs are converted into shares of common stock. During the first quarter of 2008, the Company set aside approximately $11,000 for cash

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions declared on February 13, 2008 on existing RSUs, resulting in a cumulative cash distribution total of $37,000 for the then existing RSUs.

On August 1, 2007 with an effective date of July 1, 2007 the Company’s Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock in addition to cash compensation for their service on the Company’s Board of Directors and committees thereof. The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Company’s Board of Directors. Future cash distributions related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests.

The following table details information on the cash distributions relating to the restricted stock issued to the Company’s non-executive directors for the years ended December 31, 2007 and 2008:

				Per Share
Year	Declaration Date	Record Date	Payment Date	Amount	Total Amount(1)

2007	October 30	November 8	November 29	$0.65	$2,023

				0.65	2,023

2008	February 13	February 25	March 13	0.65	4,409
	May 2	May 19	June 19	0.25	3,535
	July 31	August 14	September 11	0.25	5,274
	October 29	November 14	December 10	0.25	5,688

				1.40	18,905

Total				$2.05	$20,929

(1)	The total amount excludes forfeited cash distributions.

The following table details information on the restricted stock awarded to the Company’s non-executive directors:

	Service Period					Restricted Stock
	For the Three			Restricted Stock		Awarded and
Year	Months Ended	Grant Date	Price Per Share (1)	Awarded	Forfeitures(2)	Outstanding

2007	September 30	October 1	$16.87	4,299	(1,186)	3,113	(3)
	December 31	January 2	14.30	5,068	(1,398)	3,670	(4)
2008	March 31	April 1	7.14	8,756	(1,401)	7,355
	June 30	July 1	7.55	6,956	—	6,956
	September 30	October 1	11.00	4,772	—	4,772
	December 31	January 2	11.57	4,536	—	4,536

Total				34,387	(3,985)	30,402

(1)	The quarterly restricted stock award is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors and forfeited 1,292 shares of restricted stock. In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors and forfeited 2,693 shares of restricted stock.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	On October 1, 2008 the restricted stock granted on October 1, 2007 vested and were issued to the non-executive directors of the Company’s Board of Directors.

(4)	On January 2, 2009 the restricted stock granted on January 2, 2008 vested and were issued to the non-executive directors of the Company’s Board of Directors.

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

On October 1, 2008, 3,113 shares of restricted stock vested from the grant issued to the non-executive directors on October 1, 2007 for services performed in the third quarter of 2007. In addition, the related cash distributions on the vested restricted stock were paid in October 2008. On January 2, 2009, 3,670 shares of restricted stock vested from the grant issued to the non-executive directors on January 2, 2008 for services performed in the fourth quarter of 2007. In addition, the related cash distributions on the vested restricted stock were paid in January 2009.

A total of $0.2 million was included in stock based compensation expense for each year ended December 31, 2006, 2007 and 2008, respectively, in relation to the RSUs and restricted stock issued to non-executive directors of the Company’s Board of Directors.

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

In lieu of cumulative cash payments of $40,000 for directors’ fees earned during 2007, one non-executive director elected to receive a cumulative total of 2,165 shares of common stock (which includes 699 shares of common stock issued in January 2008 for service performed in fourth quarter 2007), based upon the closing price per share of the Company’s common stock on the last trading day prior to each quarterly issuance. As of December 31, 2008, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The significant components of USA Mobility’s income tax expense attributable to current operations for the periods stated were as follows:

	2006	2007	2008
	(Dollars in thousands)

Income (loss) before income tax expense	$71,741	$81,447	$(116,845)

Current:
Federal tax	13,000	(5,068)	2,235
State tax	2,215	450	1,166
Foreign tax	148	(732)	—

	15,363	(5,350)	3,401

Deferred:
Federal tax	12,200	82,152	33,135
State tax	3,997	9,843	2,739
Foreign tax	—	—	957

	16,197	91,995	36,831

Total income tax expense	$31,560	$86,645	$40,232

The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and the effective tax rate:

	For the Year Ended December 31,
	2006	2007	2008

Federal income tax at statutory rate	35.0%	35.0%	(35.0)%
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal tax benefit	3.8%	4.6%	0.3%
State law changes	2.7%	0.2%	(0.7)%
Goodwill impairment	—	—	56.4%
Interest and settlements of uncertain tax positions	—	(0.7)%	1.2%
Change in valuation allowance	1.1%	66.6%	10.1%
Other	1.4%	0.7%	2.1%

Effective tax rate	44.0%	106.4%	34.4%

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of USA Mobility’s net deferred income tax assets at December 31, 2007 and 2008 were as follows:

	December 31,
	2007	2008
	(Dollars in thousands)

Current:
Net deferred income tax asset	$13,042	$12,229
Valuation allowance	(4,775)	(6,204)

	8,267	6,025

Long-term:
Net deferred income tax asset	144,092	120,130
Valuation allowance	(50,208)	(60,531)

	93,884	59,599

Total deferred income tax assets	$102,151	$65,624

A summary of USA Mobility’s deferred income tax assets at December 31, 2007 and 2008 were as follows:

	December 31,
	2007	2008
	(Dollars in thousands)

Deferred income tax assets:
Net operating losses	$51,379	$55,482
Intangible assets	89,461	58,069
Property and equipment	—	4,361
Contributions carryover	728	115
Accruals and accrued loss contingencies	15,483	12,815
Interest and taxes	3,731	3,745

Total deferred income tax assets	160,782	134,587

Deferred income tax liabilities:
Property and equipment	(374)	—
Prepaid expenses	(2,538)	(1,698)
Other	(736)	(530)

Total deferred income tax liabilities	(3,648)	(2,228)

Valuation allowance	(54,983)	(66,735)

Total deferred income tax assets	$102,151	$65,624

Net Operating Losses — At December 31, 2008, the Company had unused gross net operating loss carry-forwards for financial reporting purposes of approximately $136.1 million, and a similar amount for state purposes, which will expire in various amounts through 2028. For Federal income tax return purposes, the Company forecasts net operating loss carry-forwards of approximately $915.0 million, as of December 31, 2008, which also expire in various amounts through 2028. For Federal income tax purposes a significant portion of these carry-forwards are subject to the limitations of Section 382 of the Internal Revenue Code (“IRC”), which limits the Company’s ability to utilize net operating loss carry-forwards to approximately $6.1 million per year. Thus, a significant portion of these net operating losses will likely expire prior to utilization.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Allowance — SFAS No. 109 requires USA Mobility to evaluate the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether, based on all available evidence, it is more likely than not that all or some portion of USA Mobility’s deferred income tax assets will be realized in future periods.

For the year ended December 31, 2006 the Company’s management determined that no valuation allowance was required as it was more likely than not that the deferred income tax assets would be recoverable except for the December 31, 2006 valuation allowance of $0.8 million related to the charitable contributions carry-forward.

However, in December 2007, based on management’s forecast and other available evidence, management concluded that, based on the requirements of SFAS No. 109, not all of its deferred income tax assets would likely be recoverable. An additional valuation allowance of $54.3 million was recorded in the fourth quarter of 2007 to reduce the deferred income tax assets to their estimated recoverable amounts. During the first three quarters of 2008 the Company experienced continued revenue and subscriber erosion within its direct customer base that had exceeded its earlier expectations. As part of the Company’s regular year-end planning process management re-evaluated these trends and concluded that there was additional uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2008. Using forecasted taxable income through 2015 along with the available positive and negative evidence management concluded that an additional amount of its deferred income tax assets would likely not be recoverable at December 31, 2008. The Company increased the valuation allowance by $7.3 million during the third quarter and by an additional $4.4 million during the fourth quarter resulting in a valuation allowance of $66.7 million at December 31, 2008, which includes approximately $0.7 million for foreign operations.

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act provides, in part, for 50% bonus depreciation deduction on certain defined property placed in service after December 31, 2007 and before January 1, 2009. The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 Federal income tax return. Should the Company elect to apply the bonus depreciation provisions, the Company estimates that the deferred income tax asset valuation allowance and income tax expense would be reduced by approximately $2.5 million.

FIN 48 — The Company adopted the provisions of FIN 48 on January 1, 2007 and recorded an estimated liability of $52.2 million for uncertain tax positions. As of December 31, 2007, this liability had decreased to $28.6 million (before the gross-up adjustment mentioned below), largely due to the expiration of the statute of limitations. As of December 31, 2008 the liability increased to $37.2 million. The income tax liability for uncertain tax positions is included in other long-term liabilities (see Note 11).

During the third quarter of 2008, the Company increased both the income tax liability for uncertain tax positions and the long-term balance of deferred income tax assets by $8.7 million at September 30, 2008 and $7.7 million at December 31, 2007. These reclassifications presented the liability for uncertain tax positions and the deferred income tax assets on a gross basis before offsetting any tax benefits for net operating losses, state income taxes and accrued interest.

Due to the expiration of assessment statutes during the third quarter of 2008 and the effective settlement of certain tax positions during the third and fourth quarters of 2008, the Company reduced its income tax liability for uncertain tax positions by $1.4 million. Of this reduction, approximately $0.2 million was recorded as a reduction of income tax expense, and $0.4 million as an increase to long-term deferred income tax assets. The Company also reduced long-term intangible assets related to the Metrocall acquisition by $1.6 million in 2008 as the goodwill related to this acquisition had been previously written off in the first quarter of 2008 (see Note 3).

The Company recognized additional gross accrued interest expense of approximately $0.7 million related to uncertain tax positions for the fourth quarter of 2008. For the twelve months ended December 31, 2008, the Company accrued approximately $2.2 million of gross income tax related interest, before consideration of any

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal or state indirect benefits. The cumulative gross interest accrued at December 31, 2008 totaled $5.4 million and is included in the income tax liability for uncertain tax positions.

Also, during 2008 the Company reclassified $0.9 million to current liabilities from the income tax liability for uncertain tax positions for state income tax liabilities due within one year.

The total unrecognized income tax benefits as of January 1, 2007 and 2008 were $372.4 million and $350.0 million, respectively. The total unrecognized tax benefits increased to $352.4 million as of December 31, 2008. The 2008 increase is attributable to the recognition of various tax positions and the revaluation of unrecognized income tax benefits based on the Company’s estimated blended Federal and state statutory income tax rate as of December 31, 2008. Unrecognized income tax benefits reflect positions taken for income tax purposes that do not meet the more-likely-than-not standard as required by FIN 48. The Company’s policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

A reconciliation of the total unrecognized tax benefits at December 31, 2007 and 2008, respectively, is as follows:

	For the Year Ended December 31,
	2007	2008
	(Dollars in thousands)

Beginning Balance	$372,419	$350,049
Increase due to prior year tax positions	—	3,583
Decrease due to prior year tax positions	(4,223)	(540)
Lapse of statute of limitations	(18,147)	(741)

Ending Balance	$350,049	$352,351

The total unrecognized income tax benefits as of December 31, 2008 are approximately $352.4 million, of which $37.2 million is currently recorded as a liability for uncertain tax positions. The remainder is an unrecorded deferred income tax asset, of which approximately $215.0 million would be subject to the IRC Section 382 limitation, which would likely limit the Company’s ability to utilize such asset.

The Company plans to adopt SFAS No. 141R, effective January 1, 2009. As such, the total unrecognized income tax benefits as of December 31, 2008, if recognized in future periods, would affect the effective tax rate on income from continuing operations. However, based on accounting principles in effect as of December 31, 2008, included in the balance of unrecognized income tax benefits as of December 31, 2008 are benefits that, if recognized, would have decreased intangible assets, and a certain portion would have been recorded directly to additional paid-in capital. Approximately $315.2 million of these unrecognized tax benefits, if recognized, would likely be subject to a full valuation allowance based on the Company’s current forecast of future taxable income.

Income Tax Audits — The statute of limitations remains open on Metrocall’s Federal income tax return filed for the period ended November 16, 2004, and the Company’s Federal income tax returns filed for the tax years 2005 through 2007. The Internal Revenue Service (the “IRS”) has completed its audit of Metrocall’s Federal consolidated income tax returns for the period beginning January 1, 2004 to November 16, 2004 without making any adjustments. The IRS is currently auditing the Company’s Federal consolidated income tax returns for the years ended December 31, 2005 and 2006. These audits will most likely be resolved during the next twelve months. As a result, it is reasonably possible that a change in the unrecognized tax benefits may occur during the next twelve months; however, quantification of an estimated range is not practicable at this time.

7.	Commitments and Contingencies

Contractual Obligations — In January 2006, USA Mobility entered into a Master Lease Agreement (“MLA”) with American Tower Corporation (“ATC”). Under the MLA, USA Mobility will pay ATC a fixed monthly amount

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The MLA was effective January 1, 2006 and expires on December 31, 2010. The fixed monthly fee decreases periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010.

In September 2006, USA Mobility renegotiated an existing contract with a vendor under which the Company is committed to purchase $24.0 million in telecommunication services through September 2008. In August 2007 the Company signed an amendment, which extended the service period through March 2010 with a revised total commitment of $23.5 million.

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to handle its customer billing/provisioning system. The total cost is estimated to be approximately $7.5 million over the five-year contract term, of which the Company is contractually obligated for $2.0 million.

In September 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. If the Company approves the modification, the agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period. Acceptance of the modification has not occurred, although the Company expects such acceptance in the first quarter of 2009.

In April 2008, the Company amended an existing contract with a vendor for invoice processing services. The total cost is estimated to be approximately $4.5 million over the three-year contract term. The total cost includes both fixed and variable components based on units in service.

Other Commitments — USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the consolidated balance sheets.

Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Stored Communications Act Litigation.  In 2003, several individuals filed claims in the Federal district court for the Central District of California against Arch Wireless Operating Company, Inc. (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company believed that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2, 2009 at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court. The Company has not yet determined its next course of action but the district court could award damages to the plaintiffs if the stay is lifted and the Ninth Circuit Court’s ruling has not been vacated by the U.S. Supreme Court. The Company does not expect any such liability to have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  On August 2, 2006, Nationwide Paging, Inc. (“Nationwide”) filed a two-count civil action in Massachusetts Superior Court against defendants USA Mobility, Inc., Arch Wireless Inc., AWOC, and Paging Network, Inc. (collectively “Arch”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2006-02734, Middlesex County Superior Court, Massachusetts (the “2006 Superior Court Case”). Nationwide alleged that, in 2000 and 2001, Arch breached its contract with Nationwide by supplying defective pagers and by over billing Nationwide for paging services. In addition, Nationwide alleged that Arch breached the implied covenant of good faith and fair dealing and destroyed or injured Nationwide’s right to receive the fruits of its contract with Arch. Nationwide’s complaint alleges damages in the amount of $6.9 million.

Nationwide served the 2006 Superior Court Case on USA Mobility on October 27, 2006. The Company denies liability to Nationwide and intends to vigorously defend the allegations of the complaint.

The 2006 Superior Court case has some relationship to another case pending in Massachusetts Superior Court, titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc., MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”). In that case, Nationwide seeks a declaration of the amount of money it owes to Arch, and also claims damages arising from alleged billing errors dating back to 1999 and 2000. Arch filed counterclaims against Nationwide, seeking more than $400,000 for unpaid invoices. Following the close of discovery in the 2002 Superior Court Case in 2003, Nationwide asserted for the first time a claim for approximately $4,000,000, allegedly suffered from business lost due to defective pagers supplied by Arch. Arch contended that those claims were barred by the discharge injunction in the Arch Bankruptcy Case. In July 2008, the United States Court of Appeals for the First Circuit declined to find that the Nationwide claims were barred by the discharge injunction.

On December 22, 2008, the judge hearing the 2002 Superior Court Case ruled that Nationwide could not present its claims for damages arising from the allegedly defective pagers supplied by Arch, because those claims were not timely asserted in the 2002 Superior Court Case. Nationwide has appealed the decision. The appeal is pending as of February 27, 2009.

In January 2009, the Company served a motion to dismiss the 2006 Superior Court Case on the grounds that the case cannot stand in light of the 2002 Superior Court Case. The court has not taken action on that motion.

USA Mobility intends to defend vigorously the 2006 Superior Court Case, and also to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. The Company was not served with the complaint until January 12, 2009, and answered the plaintiff’s complaint on March 2, 2009, denying its substantive allegations. There is no trial date, no pretrial schedule is in place and discovery has not begun. Based on the limited information currently available, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases — USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility is reviewing its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible.

Future minimum lease payments under non-cancelable operating leases at December 31, 2008 were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2009	$23,970
2010	18,585
2011	4,130
2012	1,911
2013	218
Thereafter	286

Total	$49,100

These leases typically include renewal options and escalation clauses. Where material, the Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as prepaid rent and is included in other assets in the consolidated balance sheets.

Total rent expense under operating leases for the years ended December 31, 2006, 2007 and 2008, was approximately $110.9 million, $92.6 million and $70.3 million, respectively.

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

Indemnification Agreements — The Company and certain of its subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of its present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of USA Mobility’s insurance policy coverage, USA Mobility believes the estimated fair value of these indemnification agreements is immaterial. Therefore the Company has not recorded a liability for these agreements as of December 31, 2007 and 2008.

Back-up Power Litigation.  On June 8, 2007, the FCC issued an order in response to recommendations by an independent panel established to review the impact of Hurricane Katrina on communications networks. Among other requirements, the FCC mandated that all commercial mobile radio service (“CMRS”) providers with at least

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

500,000 subscribers maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power. The Company is regulated as a CMRS carrier under the FCC’s rules, but various aspects of this initial order suggested that this mandate might not apply to paging carriers. In an Order on Reconsideration (“Back-Up Power Order”) issued October 4, 2007, however, the FCC clarified that paging carriers serving at least 500,000 subscribers (such as the Company) would in fact be subject to this new back-up power requirement.

While the initial FCC mandate would have been effective almost immediately, the FCC stayed that ruling and made the new rule effective one year following approval by the Office of Management and Budget (the “OMB”). The Back-Up Power Order established exemptions where compliance is precluded due to (1) risk to safety, life, or health; (2) private legal obligations (such as lease agreements); or (3) Federal, state, or tribal law. Six months before the effective date of the rule, all covered entities would be required to submit a comprehensive inventory of all transmitter sites and other network facilities subject to the back-up power requirement, indicating which facilities would qualify for these exemptions. The Back-Up Power Order also provided that a CMRS carrier need not deploy back-up power at a given transmitter site if it can ensure that back-up power is available for 100 percent of the area covered by that site through alternative means.

In January 2008, the Company petitioned the United States Court of Appeals for the DC Circuit (the “DC Circuit Court”) for review of the Back-Up Power Order. Wireless voice providers also filed petitions for review. These petitions requested expedited review by the DC Circuit Court, which was granted. The DC Circuit Court subsequently issued an order staying the effectiveness of the Back-Up Power Order pending the outcome of the appeal. The DC Circuit Court heard oral arguments on May 8, 2008.

On July 8, 2008, the DC Circuit Court issued an opinion finding the case not yet ripe for review, because the OMB had not yet approved of certain information collection provisions incorporated by the Back-Up Power Order, as the OMB is required to do by the Paperwork Reduction Act of 1980 (the “PRA”). The FCC submitted the information-collection requirements to the OMB on September 3, 2008. On November 28, 2008, the OMB disapproved the FCC’s information collection requirements. Although the FCC has authority under the PRA to override the OMB’s disapproval, in a letter to the DC Circuit Court on December 3, 2008 the FCC indicated that it would not seek to override the OMB’s disapproval. Rather, in light of the OMB’s disapproval, the FCC intends to issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules that will ensure reliable communications are available to public safety during, and in the aftermath of, natural disasters and other catastrophic events while at the same time attempting to address concerns that were raised regarding the prior Back-Up Power Order. To date no Notice of Proposed Rulemaking has been issued by the FCC. On December 9, 2008, the Company requested that the DC Circuit Court formally vacate the Back-Up Power Order. That request is still pending.

8.	Employee Benefit Plans

Metrocall, Inc. Savings and Retirement Plan — The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, was open to all Metrocall employees working a minimum of twenty hours per week with at least thirty days of service. The Savings Plan qualifies under section 401(k) of the IRC. Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall had agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours or more. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Matching contributions under the Savings Plan were approximately $0.1 million for the period November 16 to December 31, 2004. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Savings Plan that was subsequently renamed the USA Mobility, Inc. Savings and Retirement Plan. Matching contributions

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Savings Plan were approximately $0.9 million, $0.9 million and $0.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

USA Mobility, Inc. Severance Pay Plan — The USA Mobility, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with USA Mobility, as defined. Eligible terminated employees will receive two weeks of compensation for each year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. The Company maintains a substantially similar type of severance pay plan for executive employees above the level of vice-president. At December 31, 2007 and 2008, the accrued severance and restructuring liability included $5.6 million and $3.7 million, respectively, associated with these plans (see Note 10).

9.	Stock Based Compensation

Compensation expense associated with RSUs and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R, over the instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the periods stated.

	For the Year Ended
	December 31,
Operating Expense Category	2006	2007	2008
	(Dollars in thousands)

Service, rental and maintenance	$320	$112	$73
Selling and marketing	570	303	198
General and administrative	1,838	997	988

Total stock based compensation expense	$2,728	$1,412	$1,259

10.	Accrued Liabilities

Accrued Severance and Restructuring — At December 31, 2007, the balance of the accrued severance and restructuring was as follows:

	December 31,				December 31,
	2006	Charges	Reclassifications	Cash Paid	2007
	(Dollars in thousands)

Severance costs	$2,744	$5,530	$—	$(2,664)	$5,610
Restructuring costs	—	899	—	(899)	—
Reclassifications	—	—	194	(194)	—

Total accrued severance and restructuring	$2,744	$6,429	$194	$(3,757)	$5,610

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued severance and restructuring charges incurred in 2008 primarily related to staff reductions as the Company continues to match its employee levels with operational requirements. At December 31, 2008, the balance of accrued severance and restructuring was as follows:

	December 31,				December 31,
	2007	Charges	Reclassifications	Cash Paid	2008
	(Dollars in thousands)

Severance costs	$5,610	$4,192	$(455)	$(5,674)	$3,673
Restructuring costs	—	1,134	455	(1,589)	—

Total accrued severance and restructuring	$5,610	$5,326	$—	$(7,263)	$3,673

The balance of accrued severance and restructuring will be paid during 2009.

Accrued Other — Accrued other consists of the following for the periods stated.

	December 31,
	2007	2008
	(Dollars in thousands)

Accrued outside services	$2,359	$1,573
Accrued other	4,094	1,974
Asset retirement obligations — short-term	5,072	3,678

Total accrued other	$11,525	$7,225

11.	Other Long-Term Liabilities

Other long-term liabilities consist of the following for the periods stated.

	December 31,
	2007	2008
	(Dollars in thousands)

Income taxes for uncertain tax positions	$36,250	$37,235
Asset retirement obligations — long-term	9,979	9,597
Escheat liability — long-term	1,465	1,341
Distributions payable	938	—
Other liabilities	3,235	305

Total other long-term liabilities	$51,867	$48,478

Liabilities for the cash distributions related to the restricted stock awarded under the 2006 Grant and the 2006 long-term cash performance awards were reclassified from other long-term liabilities to distributions payable and accounts payable and accrued compensation and benefits, respectively, during the first quarter of 2008 as the vesting occurred on December 3, 2008.

12.	Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the years ended December 31, 2006 and 2007 the Company paid $17.8 million and $18.7 million and $16.0 million and $15.5 million, respectively, to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the year ended December 31, 2008, the Company paid

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$12.2 million in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

13.	Segment Reporting

USA Mobility currently has one operating segment: domestic operations.

14.	Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2007 and 2008 is summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share amounts)

For The Year Ended December 31, 2007:
Revenues	$111,542	$107,470	$105,424	$100,188
Operating income	21,797	20,884	19,521	13,647
Net income (loss)	13,026	12,966	15,468	(46,658)
Basic net income (loss) per common share(1)	0.47	0.47	0.56	(1.70)
Diluted net income (loss) per common share(1)	0.47	0.47	0.56	(1.70)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share amounts)

For The Year Ended December 31, 2008:
Revenues	$94,758	$92,075	$88,357	$84,258
Operating (loss) income	(170,764)	18,926	14,472	18,099
Net (loss) income	(177,800)	10,272	2,418	8,033
Basic net (loss) income per common share(1)	(6.48)	0.37	0.09	0.32
Diluted net (loss) income per common share(1)	(6.48)	0.37	0.09	0.32

(1)	Basic and diluted net income (loss) per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income (loss) per common share for the years ended December 31, 2007 and 2008 does not equal the total computed for the year.

SCHEDULE II

USA MOBILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts,
Service Credits and Other	Balance at Beginning of Period	Charged to Operations	Write-offs	Balance at End of Period
	(Dollars in thousands)

Year ended December 31, 2006	$6,952	$17,204	$(15,574)	$8,582

Year ended December 31, 2007	$8,582	$8,561	$(11,273)	$5,870

Year ended December 31, 2008	$5,870	$5,851	$(7,640)	$4,081

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004(2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003(3)
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent(2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly(2)
10.4	Amendment No. 1 to the Credit Agreement(7)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(7)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan(5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan(5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan(6)
10.9	USA Mobility, Inc. Equity Incentive Plan(7)
10.10	Offer Letter, dated as of May 6, 2005, between USA Mobility, Inc. and Scott B. Tollefsen(8)
10.11	Offer Letter, dated as of December 14, 2005, between USA Mobility, Inc. and Mark Garzone(12)
10.12	USA Mobility, Inc. Long-Term Cash Incentive Plan(10)
10.13	Form of Award Agreement for the Long-Term Cash Incentive Plan(10)
10.14	Form of Restricted Stock Agreement for the Equity Incentive Plan(10)
10.15	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(10)
10.16	USA Mobility, Inc. 2006 Senior Management Bonus Plan(10)
10.17	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO)(13)
10.18	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)(14)
10.19	Employment Agreement, dated as of October 20, 2007, between USA Mobility, Inc. and Vincent D. Kelly (amended)(15)
10.20	USA Mobility, Inc. Long-Term Cash Incentive Plan (amended)(15)
10.21	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended)(15)
10.22	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated)(16)
10.23	Executive Severance and Change of Control Agreement dated as of October 30, 2008(16)
10.24	Director’s Indemnification Agreement dated as of October 30, 2008(16)
10.25	USA Mobility, Inc. 2009 Long-Term Incentive Plan(17)
10.26	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(17)

10.27	Form of Award Agreement for the Long-Term Cash Incentive Plan(17)
10.28	USA Mobility, Inc. 2009 Short-Term Incentive Plan(17)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant(9)
16.2	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant(11)
21.1	Subsidiaries of USA Mobility(7)
23.1	Consent of Grant Thornton LLP(17)
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 4, 2009(17)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 4, 2009(17)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 4, 2009(17)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 4, 2009(17)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.

(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.

(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(6)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(9)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 22, 2004.

(10)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.

(11)	Incorporated by reference to USA Mobility’s Amended Current Report on Form 8-K/A filed on June 26, 2006.

(12)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2006.

(13)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on April 18, 2007.

(14)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(15)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2007.

(16)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(17)	Filed herewith.