Form 10-Q
period 2009-03-31
USA Mobility, Inc
filed 2009-04-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,605,461 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of April 24, 2009.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2008	2009
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$75,032	$65,075
Accounts receivable, net	25,118	22,601
Prepaid expenses and other	6,226	5,195
Deferred income tax assets, net	6,025	4,577

Total current assets	112,401	97,448
Property and equipment, net	57,867	55,017
Intangible assets, net	6,520	5,711
Deferred income tax assets, net	59,599	54,088
Other assets	4,973	4,393

TOTAL ASSETS	$241,360	$216,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,983	$37,621
Customer deposits	1,203	1,103
Deferred revenue	9,958	9,336

Total current liabilities	52,144	48,060
Other long-term liabilities	48,478	48,974

TOTAL LIABILITIES	100,622	97,034

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	140,736	119,621
Retained earnings	—	—

TOTAL STOCKHOLDERS’ EQUITY	140,738	119,623

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,360	$216,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2009
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$89,887	$74,420
Product sales, net	4,871	5,271

Total revenues	94,758	79,691

Operating expenses:
Cost of products sold	1,081	1,669
Service, rental and maintenance	33,969	22,955
Selling and marketing	7,836	6,062
General and administrative	21,808	20,186
Severance and restructuring	145	190
Depreciation, amortization and accretion	12,513	11,270
Goodwill impairment	188,170	—

Total operating expenses	265,522	62,332

Operating (loss) income	(170,764)	17,359
Interest income, net	578	26
Other income, net	125	112

(Loss) income before income tax expense	(170,061)	17,497
Income tax expense	7,739	7,516

Net (loss) income	$(177,800)	$9,981

Basic net (loss) income per common share	$(6.48)	$0.43

Diluted net (loss) income per common share	$(6.48)	$0.43

Basic weighted average common shares outstanding	27,459,068	23,134,072

Diluted weighted average common shares outstanding	27,459,068	23,479,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2008	2009
	(In thousands and unaudited)

Cash flows from operating activities:
Net (loss) income	$(177,800)	$9,981
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,513	11,270
Goodwill impairment	188,170	—
Deferred income tax expense	7,735	6,954
Amortization of stock based compensation	246	727
Provisions for doubtful accounts, service credits and other	1,567	1,517
Non-cash transaction tax accrual adjustments	(946)	(1,394)
Loss on disposals of property and equipment	12	—
Changes in assets and liabilities:
Accounts receivable	76	1,000
Prepaid expenses and other	363	1,057
Intangibles and other long-term assets	477	(712)
Accounts payable and accrued liabilities	(5,766)	(2,373)
Customer deposits and deferred revenue	(613)	(722)

Net cash provided by operating activities	26,034	27,305

Cash flows from investing activities:
Purchases of property and equipment	(3,988)	(6,054)
Proceeds from disposals of property and equipment	153	7

Net cash used in investing activities	(3,835)	(6,047)

Cash flows from financing activities:
Cash distributions to stockholders	(17,763)	(28,517)
Purchase of common stock	—	(2,698)

Net cash used in financing activities	(17,763)	(31,215)

Net increase (decrease) in cash and cash equivalents	4,436	(9,957)
Cash and cash equivalents, beginning of period	64,542	75,032

Cash and cash equivalents, end of period	$68,978	$65,075

Supplemental disclosure:
Interest paid	$2	$—

Income taxes paid (state and local)	$6	$15

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2008, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2008 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature except for the goodwill impairment in the first quarter of 2008.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

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

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report, which describes key risks associated with USA Mobility’s operations and industry, which incorporates by reference information from the 2008 Annual Report.

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

(4) Recent and New Accounting Pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (“SFAS No. 109”). In May 2007, FASB Staff Position 48-1 amended FIN 48. The disclosure requirements of FIN 48, as amended, are presented in Note 12.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP FAS 115-2, and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment; and FSP FAS 107-1 and FSP APB28-1, Interim Disclosures about Fair Value of Financial Instruments.) The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. None of these FSPs are applicable to the Company.

Other pronouncements issued during the first quarter of 2009 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Long-Lived Assets and Other Amortizable Intangible Assets — The Company did not record any impairment of long-lived assets and amortizable intangible assets for the three months ended March 31, 2009.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for other intangible assets for the three months ended March 31, 2008 and 2009 was $2.2 million and $2.1 million, respectively.

Amortizable intangible assets are comprised of the following at March 31, 2009:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(60,160)	$4,501
Purchased Federal Communications Commission licenses	5	2,689	(2,511)	178
Other	1	1,361	(329)	1,032

Total intangible assets, net		$68,711	$(63,000)	$5,711

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2008 and 2009, respectively, are as follows:

	For the Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands)

Depreciation	$9,832	$8,811
Amortization	2,245	2,101
Accretion	436	358

Total depreciation, amortization and accretion	$12,513	$11,270

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following:

	December 31,	March 31,
	2008	2009
	(Dollars in thousands)

Accounts payable	$908	$1,470
Accrued compensation and benefits	11,046	9,311
Accrued severance and restructuring	3,673	2,801
Accrued network costs	2,980	3,023
Accrued taxes	15,136	13,482
Asset retirement obligations — short-term	3,678	3,877
Accrued other	3,562	3,657

Total accounts payable and accrued liabilities	$40,983	$37,621

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

At December 31, 2008, the Company had recognized cumulative asset retirement costs of $8.5 million. During the first quarter of 2009, the Company recorded a net reduction of $0.1 million in asset retirement costs and wrote-off $0.9 million in fully depreciated asset retirement costs. At March 31, 2009 cumulative asset retirement costs were $7.5 million. The asset retirement cost reductions in the first quarter of 2009 decreased paging equipment assets and are being depreciated over the related estimated lives of 9 and 57 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities are as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2008	$3,678	$9,597	$13,275
Accretion	91	267	358
Reductions	401	(468)	(67)
Reclassifications	267	(267)	—
Amounts paid	(560)	—	(560)

Balance at March 31, 2009	$3,877	$9,129	$13,006

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2009.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Other Long-Term Liabilities — Other long-term liabilities consist of the following for the periods stated.

	December 31,	March 31,
	2008	2009
	(Dollars in thousands)

Income taxes for uncertain tax positions	$37,235	$37,654
Asset retirement obligations — long-term	9,597	9,129
Escheat liability — long-term	1,341	1,123
Other liabilities	305	1,068

Total other long-term liabilities	$48,478	$48,974

(10) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the three months ended March 31, 2009 consisted of:

(Dollars in thousands)

Balance at December 31, 2008	$140,738
Net income for the three months ended March 31, 2009	9,981
Cash distributions declared	(28,953)
Common stock repurchase program	(2,698)
Purchased and retired common stock, net	(172)
Amortization of stock based compensation	727

Balance at March 31, 2009	$119,623

General.  At December 31, 2008 and March 31, 2009, there were 22,950,784 and 22,691,060 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2008 and March 31, 2009, there were 266,575 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch Wireless, Inc. and subsidiaries (“Arch”) plan of reorganization. For financial reporting purposes, the number of shares reserved for future issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

At March 31, 2009, the Company had no stock options outstanding.

In connection with and prior to the November 2004 merger of Arch and Metrocall Holdings, Inc. and subsidiaries, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Company’s Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), restricted stock units (“RSUs”) or stock grants. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through March 31, 2009:

Activity

Equity securities approved	1,878,976
Less: Restricted stock issued to management
2005 Grant	(103,937)
2006 Grant(1)	(183,212)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(34,387)
Common stock(2)	(28,696)
Add: Restricted stock forfeited by management
2005 Grant	22,488
2006 Grant	21,358
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at March 31, 2009	1,576,575

(1)	On November 14, 2008 the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP to eligible employees. In March 2009 the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

2009 Long-Term Incentive Plan (“LTIP”).  On January 6, 2009, the Company’s Board of Directors approved a long-term incentive program that includes a cash and stock component, in the form of RSUs, based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during the Company’s 2012 calendar year and continued employment with the Company. RSUs were granted under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on January 15, 2009 of $12.01. The Company’s Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K with the SEC.

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $3.7 million to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation expense for the quarter ended March 31, 2009 in relation to the 2009 LTIP.

Also on January 6, 2009, the Company provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards is 48 months and would be paid on the earlier of a change in control of the Company (as defined in the Equity Plan); or on or after the third business day following the day that the Company files its 2012 Annual

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Report on Form 10-K with the SEC. The Company will ratably amortize the $3.6 million to expense over the 48-month vesting period.

A total of $0.2 million was included in payroll and related expenses for the quarter ended March 31, 2009 for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2006 LTIP.  On February 1, 2006 the Company’s Board of Directors established the 2006 LTIP, which consisted of a cash component and an equity component in the form of restricted stock. Of the total 2006 LTIP award, 80 percent was considered the Initial Target Award and was fully amortized and vested by December 2008. The remaining 20 percent of the total 2006 LTIP award plus the cumulative forfeitures were reserved as a discretionary award (“Additional Target Award”). In March 2009, the Company’s Board of Directors approved the Additional Target Award. The Company expensed $1.2 million and $0.4 million to payroll and related expenses for the cash award and the related equivalent cash distributions ($8.65 per share), respectively, in March 2009. The Additional Target Award was paid on March 19, 2009.

Also on March 19, 2009, 43,511 shares of common stock were issued as part of the 2006 LTIP Additional Target Award. 17,104 shares of common stock were sold back to the Company in payment of required tax withholdings at a price per share of $10.10, the Company’s closing stock price on March 9, 2009. The Company used the fair-value based method of accounting for the Additional Target Award and fully expensed $0.4 million to stock based compensation expense in March 2009. The following table reflects the impact of the one-time Additional Target Award on the various categories of expense in 2009.

	Expense Type
		Stock Based
Functional Category	Payroll and Related	Compensation	Total
		(Dollars in thousands)

Service, rental and maintenance expense	$116	$31	$147
Selling and marketing expense	301	82	383
General and administrative expense	1,193	327	1,520

Total	$1,610	$440	$2,050

Board of Directors Equity Compensation.  On May 3, 2006, the Company’s Board of Directors granted the non-executive directors RSUs in addition to cash compensation of $40,000 per year ($50,000 for the chair of the Audit Committee), payable quarterly. RSUs were granted quarterly under the Equity Plan pursuant to a Restricted Stock Unit Agreement, based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive director would receive $40,000 per year of RSUs ($50,000 for the chair of the Audit Committee), to be issued on a quarterly basis.

By March 2008, the Company had converted 19,605 RSUs into an equivalent number of shares of common stock that were issued to the non-executive directors. In addition, the related cash distributions on the RSUs were paid.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the cash distributions relating to the restricted stock issued to the Company’s non-executive directors for the periods stated.

				Per Share	Total
Year	Declaration Date	Record Date	Payment Date	Amount	Amount(1)

2007	October 30	November 8	November 29	$0.65	$2,023

				0.65	2,023

2008	February 13	February 25	March 13	0.65	4,409
	May 2	May 19	June 19	0.25	3,535
	July 31	August 14	September 11	0.25	5,274
	October 29	November 14	December 10	0.25	5,688

				1.40	18,905

2009	March 3	March 17	March 31	1.25	29,524

				1.25	29,524

Total				$3.30	$50,452

(1)	The total amount excludes forfeited cash distributions.

The following table details information on the restricted stock awarded to the Company’s non-executive directors:

			Restricted	Restricted	Restricted		Restricted Stock
		Price Per	Stock	Stock	Stock		Awarded and
Service Period	Grant Date	Share(1)	Awarded	Forfeited(2)	Vested	Vesting Date	Outstanding

3Q07	October 1, 2007	$16.87	4,299	(1,186)	(3,113)	October 1, 2008	—
4Q07	January 2, 2008	14.30	5,068	(1,398)	(3,670)	January 2, 2009	—

1Q08	April 1, 2008	7.14	8,756	(1,401)	(7,355)	April 1, 2009	—
2Q08	July 1, 2008	7.55	6,956	—	—	July 1, 2009	6,956
3Q08	October 1, 2008	11.00	4,772	—	—	October 1, 2009	4,772
4Q08	January 2, 2009	11.57	4,536	—	—	January 2, 2010	4,536

1Q09	April 1, 2009	9.21	5,701	—	—	April 1, 2010	5,701

			40,088	(3,985)	(14,138)		21,965

(1)	The quarterly restricted stock award is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors and forfeited 1,292 shares of restricted stock. In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors and forfeited 2,693 shares of restricted stock.

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $0.1 million was included in stock based compensation expense for the three months ended March 31, 2009 in relation to the restricted stock issued to non-executive directors of the Company’s Board of Directors.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 1, 2009 7,355 shares of restricted stock vested from the grant issued to the non-executive directors on April 1, 2008 for services performed in the first quarter of 2008. In addition, the related cash distributions on the vested restricted stock were paid in April 2009.

Board of Directors Common Stock.  As of March 31, 2009, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Distributions to Stockholders.  On March 3, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock and a special cash distribution of $1.00 per share of common stock, each with a record date of March 17, 2009, and a payment date of March 31, 2009. This cash distribution of approximately $28.5 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the three months ended March 31, 2009 include previously declared cash distributions on shares of vested restricted stock issued in January 2008 to the non-executive directors of the Company’s Board of Directors.

Cash distributions on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock and RSUs are also forfeited.

Future Cash Distributions to Stockholders.  On April 29, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on May 20, 2009 and with a payment date of June 18, 2009. This cash distribution of approximately $5.7 million is expected to be paid from available cash on hand.

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

During the first quarter of 2009, the Company purchased 290,667 shares of its common stock for approximately $2.7 million (excluding commissions). Since the inception of the common stock repurchase program through March 31, 2009, the Company has repurchased a total of 4,649,005 shares of its common stock. There was approximately $22.3 million of common stock repurchase authority remaining under the program as of March 31, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Additional Paid-in Capital.  For the three months ended March 31, 2009, additional paid-in capital decreased by $17.6 million due to cash distributions to stockholders, the common stock repurchase program, repurchase of common stock awarded under the 2006 LTIP Additional Target Award; all of which were offset by the amortization of stock based compensation.

Net (Loss) Income per Common Share.  Basic net (loss) income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net (loss) income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. The Company acquired a total of 17,104 shares of the Company’s

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock from the Company’s executives in payment of required tax withholdings for the common stock awarded in March 2009 related to the Additional Target Award under the 2006 LTIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of March 31, 2009. Also, 290,667 shares of common stock repurchased by the Company under its common stock repurchase program were retired and excluded from the Company’s reported outstanding share balance as of March 31, 2009. For the three months ended March 31, 2008, the effect of 136,023 potential dilutive common shares was not included in the calculation for diluted net (loss) income per share as the impact is anti-dilutive. The components of basic and diluted net (loss) income per common share for the three months ended March 31, 2009 were as follows:

	For the
	Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands, except share and per share amounts)

Net (loss) income	$(177,800)	$9,981

Weighted average shares of common stock outstanding	27,459,068	23,134,072
Dilutive effect of restricted stock and RSUs	—	345,724

Weighted average shares of common stock and common stock equivalents	27,459,068	23,479,796

Net (loss) income per common share
Basic	$(6.48)	$0.43

Diluted	$(6.48)	$0.43

(11) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R, Share-Based Payment, over the instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the periods stated.

	For the
	Three Months Ended
	March 31,
Functional Category	2008	2009
	(Dollars in thousands)

Service, rental and maintenance expense	$17	$49
Selling and marketing expense	39	109
General and administrative expense	190	569

Total stock based compensation expense	$246	$727

Stock based compensation expense for the three months ended March 31, 2009 includes $0.4 million for the fair value of common stock issued to certain members of management as part of the Additional Target Award of the 2006 LTIP.

(12) Income Taxes — The liability for uncertain tax positions at March 31, 2009 of $37.7 million includes accrued interest expense of approximately $0.4 million for the three months ended March 31, 2009 and total accrued interest of $5.8 million. Interest expense on the liability for uncertain tax positions is charged to income tax expense. The liability for uncertain tax positions is included in other long-term liabilities (see Note 9).

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Internal Revenue Service (the “IRS”) has completed its audits of the periods ended November 16, 2004, December 31, 2005 and 2006. The IRS accepted the returns as filed. The Company received the final no change letter on April 15, 2009. Management anticipates adjusting the liability for uncertain tax positions during the second quarter of 2009 for effectively settled tax positions. The Company expects that the adjustment of the liability for uncertain tax positions will result in a material reduction of both the liability and income tax expense of approximately $37.0 million. Also, the effective settlement of the uncertain tax positions will result in the recognition of additional deferred income tax assets that will likely be subject to a full valuation allowance based on the Company’s current forecast of future taxable income.

The Company evaluates the recoverability of its deferred income tax assets and is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the Company’s deferred income tax assets will be realized in future periods. The Company’s management has concluded that, based on the requirements of SFAS No. 109 as amended, not all of its deferred income tax assets would be recoverable. As of December 31, 2008 the Company had a valuation allowance of $66.7 million, which decreased the deferred income tax assets to their estimated recoverable amounts. There was a minimal change to the valuation allowance during the first quarter of 2009.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extends the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 and 2009 Federal income tax returns.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income, and discrete items, such as accrued interest on the FIN 48 liability.

(13) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended March 31, 2008 and 2009, the Company paid $3.1 million and $3.0 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

(14) Segment Reporting — USA Mobility currently has one operating segment: domestic operations.

(15) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

The following amends and restates the description of previously reported legal contingencies in the 2008 Annual Report in which there have been material developments during the quarter ended March 31, 2009.

Stored Communications Act Litigation.  In 2003, several individuals filed claims in the U.S. District Court for the Central District of California against Arch Wireless Operating Company, Inc. (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company believed that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On February 2, 2009 at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court. The Company has not yet determined its next course of action but may join with the City in filing a petition for certiorari with the U.S. Supreme Court. If denied or if the Ninth Circuit Court’s ruling is not vacated by the U.S. Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

Nationwide served the 2006 Superior Court Case on USA Mobility on October 27, 2006. The Company denied liability to Nationwide.

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

In January 2009, the Company served a motion to dismiss the 2006 Superior Court Case on the grounds that the case cannot stand in light of the 2002 Superior Court Case. On March 12, 2009, the court granted the Company’s motion and dismissed the 2006 Superior Court Case.

The Company anticipates additional discovery will be taken in the 2002 Superior Court Case. No trial date has been set.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. The Company was not served with the complaint until January 12, 2009, and answered the plaintiff’s complaint on March 2, 2009, denying its substantive allegations and counterclaiming that the asserted patents are not infringed by the Company and are invalid. The district court has set a trial date of October 12, 2010 but discovery has yet to begin. On February 25, 2009 the U.S. Patent and Trademark Office granted the Company’s request for a reexamination of the patents. Based on the limited information currently available, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Part I — Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the United States Securities and Exchange Commission (the “SEC”) on March 4, 2009 (the “2008 Annual Report”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under “Item 1A — Risk Factors” section.

Overview

In preparing the discussion and analysis contained in this Item 2, the Company presumes that readers have read or have access to the discussion and analysis contained in the 2008 Annual Report. In addition, the following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” section of the 2008 Annual Report.

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

Indirect.  Within the indirect channel the Company contracts with and invoices an intermediary for airtime services (which includes telemetry services). The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has generally been higher than the rate experienced with direct customers, and USA Mobility expects this trend to continue in the foreseeable future.

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2008		2008		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	2,939	88.2%	2,520	89.5%	2,355	90.3%
Indirect	394	11.8%	295	10.5%	252	9.7%

Total	3,333	100.0%	2,815	100.0%	2,607	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2008		2008		2009
	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	184	6.2%	149	5.9%	137	5.8%
4 to 10 Units	112	3.8%	89	3.5%	82	3.5%
11 to 50 Units	276	9.4%	218	8.7%	199	8.4%
51 to 100 Units	164	5.6%	133	5.3%	125	5.3%
101 to 1000 Units	784	26.7%	681	27.0%	626	26.6%
> 1000 Units	1,419	48.3%	1,250	49.6%	1,186	50.4%

Total direct units in service	2,939	100.0%	2,520	100.0%	2,355	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2008		2008		2009
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	3,017	90.5%	2,545	90.4%	2,359	90.5%
Two-way messaging	316	9.5%	270	9.6%	248	9.5%

Total	3,333	100.0%	2,815	100.0%	2,607	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the weak United States economy and rising unemployment rates nationwide. To the extent that unemployment continues to increase through 2009 the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2008		2008		2009
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	2,746	82.4%	2,369	84.1%	2,214	84.9%
Owned by subscribers	193	5.8%	151	5.4%	141	5.4%
Owned by indirect customers or their subscribers	394	11.8%	295	10.5%	252	9.7%

Total	3,333	100.0%	2,815	100.0%	2,607	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2008		December 31, 2008		March 31, 2009
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	85	221	68	222	73	238
Indirect	33	49	14	47	12	55

Total	118	270	82	269	85	293

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2008	2008	2009

1 to 3 Units	(7.8%)	(6.9%)	(7.8%)
4 to 10 Units	(6.5%)	(7.8%)	(8.8%)
11 to 50 Units	(7.6%)	(7.6%)	(8.9%)
51 to 100 Units	(6.9%)	(7.2%)	(6.2%)
101 to 1000 Units	(5.2%)	(4.9%)	(8.0%)
> 1000 Units	(2.4%)	(5.5%)	(5.1%)

Total direct net unit loss%	(4.4%)	(5.8%)	(6.6%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	March 31,	December 31,	March 31,
Distribution Channel	2008	2008	2009

Direct	$8.95	$9.16	$9.15
Indirect	4.97	4.93	6.19
Consolidated	8.49	8.71	8.86

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The increase in consolidated ARPU for the quarter ended March 31, 2009 from the quarter ended March 31, 2008 was due primarily to the positive impact to ARPU resulting from selected price increases implemented starting in June 2008 partially offset by the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. One-time price increases that were implemented for smaller customers in certain channels and improvements in the rate of service credits positively impacted ARPU beginning in second quarter of 2008 through the first quarter of 2009. In addition in 2009 the Company implemented price increases in the indirect channel. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels during 2009 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the Three Months Ended
	March 31,	December 31,	March 31,
	2008	2008	2009

1 to 3 Units	$14.66	$14.68	$14.73
4 to 10 Units	13.56	13.89	14.00
11 to 50 Units	10.99	11.35	11.41
51 to 100 Units	9.57	10.25	10.30
101 to 1000 Units	8.23	8.98	8.94
> 1000 Units	7.75	7.75	7.77

Total direct ARPU	$8.95	$9.16	$9.15

Operations

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunications expenses to deliver messages over the Company’s networks and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct and indirect sales forces and marketing expenses in support of those sales forces. This classification consists primarily of payroll and related expenses and commission expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses, taxes, licenses and permits expenses and outside service expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the three months ended March 31, 2009, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 19% from 968 full time equivalent employees (“FTEs”) at March 31, 2008 to 786 FTEs at March 31, 2009. The Company anticipates continued staffing reductions in 2009; however, the Company anticipates these staffing reductions will be less significant than the reductions in 2008.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $64.8 million and $51.1 million for the three months ended March 31, 2008 and 2009, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of the Results of Operations and Selected Operating Expenses for the Three Months Ended March 31, 2008 and 2009

	For the Three Months Ended March 31,				Change Between
	2008		2009		2008 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$89,887	94.9%	$74,420	93.4%	$(15,467)	(17.2%)
Product sales, net	4,871	5.1%	5,271	6.6%	400	8.2%

Total	$94,758	100.0%	$79,691	100.0%	$(15,067)	(15.9%)

Selected operating expenses:
Cost of products sold	$1,081	1.1%	$1,669	2.1%	$588	54.4%
Service, rental and maintenance	33,969	35.8%	22,955	28.8%	(11,014)	(32.4%)
Selling and marketing	7,836	8.3%	6,062	7.6%	(1,774)	(22.6%)
General and administrative	21,808	23.0%	20,186	25.3%	(1,622)	(7.4%)
Severance and restructuring	145	0.2%	190	0.3%	45	31.0%

Total	$64,839	68.4%	$51,062	64.1%	$(13,777)	(21.2%)

FTEs	968		786		(182)	(18.8%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $94.8 million and $79.7 million for the three months ended March 31,

2008 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended
	March 31,
	2008	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$65,615	$55,279
Two-way messaging	15,167	11,663

	80,782	66,942

Indirect:
One-way messaging	3,676	3,768
Two-way messaging	2,315	1,311

	$5,991	$5,079

Total paging:
One-way messaging	$69,291	$59,047
Two-way messaging	17,482	12,974

Total paging revenue	86,773	72,021

Non-paging revenue	3,114	2,399

Total service, rental and maintenance revenues, net	$89,887	$74,420

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2008 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Three Months Ended
	As of March 31,			March 31,			Change Due To:
	2008	2009	Change	2008(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	3,017	2,359	(658)	$69,291	$59,047	$(10,244)	$4,124	$(14,368)
Two-way messaging	316	248	(68)	17,482	12,974	(4,508)	(1,382)	(3,126)

Total	3,333	2,607	(726)	$86,773	$72,021	$(14,752)	$2,742	$(17,494)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2008 and 2009 mitigated, but did not completely offset, the expected declines in both ARPU and revenues.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.6 million increase in 2009 was due primarily to an increase in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended March 31,				Change Between
	2008		2009		2008 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$17,792	18.8%	$11,218	14.1%	$(6,574)	(36.9%)
Telecommunications	6,204	6.5%	4,485	5.6%	(1,719)	(27.7%)
Payroll and related	6,683	7.0%	5,631	7.1%	(1,052)	(15.7%)
Stock based compensation	17	0.0%	49	0.0%	32	188.2%
Other	3,273	3.5%	1,572	2.0%	(1,701)	(52.0%)

Total service, rental and maintenance	$33,969	35.8%	$22,955	28.8%	$(11,014)	(32.4%)

FTEs	320		260		(60)	(18.8%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2009 decreased $11.0 million, or 32.4%, from the same period in 2008. The percentage of expense to revenue also decreased primarily due to the following significant variances:

•	Site rent — The decrease of $6.6 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower default rent per site in 2009, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $1.7 million in telecommunications expenses is due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $1.1 million is due primarily to a reduction in headcount for the three months ended March 31, 2009 compared to the same period in 2008. While total FTEs declined by 60 FTEs from 320 FTEs at March 31, 2008 to 260 FTEs at March 31, 2009, payroll and related expenses as a percentage of revenue increased slightly during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the one-time payment of the Additional Target Award under the 2006 Long-Term Incentive Plan (“LTIP”). The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the three months ended March 31, 2009 also reflects $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.2%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock units (“RSUs”), shares of common stock and shares of restricted common stock (“restricted stock”) issued to certain eligible employees under the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). The reduction recognized for the three months ended March 31, 2009 is primarily due to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008; partially offset by compensation expenses related to the one-time Additional Target Award under the 2006 LTIP and the amortization of compensation expense for the 2009 LTIP.

•	Other — The decrease of $1.7 million in other expenses consist primarily of a decrease in repairs and maintenance expenses of $0.9 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.4 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.4 million in travel and entertainment expenses and various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended March 31,				Change Between
	2008		2009		2008 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$5,164	5.5%	$4,175	5.3%	$(989)	(19.2%)
Commissions	1,724	1.8%	1,201	1.5%	(523)	(30.3%)
Stock based compensation	39	0.0%	109	0.1%	70	179.5%
Other	909	1.0%	577	0.7%	(332)	(36.5%)

Total selling and marketing	$7,836	8.3%	$6,062	7.6%	$(1,774)	(22.6%)

FTEs	268		206		(62)	(23.1%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $1.0 million or 19.2% for the three months ended March 31, 2009 compared to the same period in 2008. While total FTEs declined by 62 from 268 FTEs at March 31, 2008 to 206 FTEs at March 31, 2009, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the three months ended March 31, 2009 also reflects $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenues by 0.4%.

Stock based compensation expenses increased for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.1 million and the amortization of compensation expense for the 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008. Commissions expense decreased $0.5 million or 30.3% for the three months ended March 31, 2009 compared to the same period in 2008, which is in line with the decrease in gross placements. The significant decrease of $0.3 million in other expenses consists primarily of decreases in travel and entertainment expenses, outside service expenses, office expenses and rewards and recognition expenses, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended March 31,				Change Between
	2008		2009		2008 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$8,682	9.2%	$9,075	11.4%	$393	4.5%
Stock based compensation	190	0.2%	569	0.7%	379	199.5%
Bad debt	711	0.7%	850	1.0%	139	19.5%
Facility rent	2,073	2.2%	1,628	2.0%	(445)	(21.5%)
Telecommunications	1,048	1.1%	771	1.0%	(277)	(26.4%)
Outside services	5,359	5.6%	4,514	5.7%	(845)	(15.8%)
Taxes, licenses and permits	1,958	2.1%	1,101	1.4%	(857)	(43.8%)
Other	1,787	1.9%	1,678	2.1%	(109)	(6.1%)

Total general and administrative	$21,808	23.0%	$20,186	25.3%	$(1,622)	(7.4%)

FTEs	380		320		(60)	(15.8%)

As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2009 decreased $1.6 million, or 7.4%, from the same period in 2008 due primarily to lower outside service expenses, lower taxes, licenses and permits expenses and office closures; partially offset by higher payroll and related expenses and stock based compensation expenses related to the 2006 LTIP Additional Target Award. The percentage of expense to revenue increased during the three months ended March 31, 2009 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. While total FTEs declined by 60 from 380 at March 31, 2008 to 320 FTEs at March 31, 2009, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees and due to the one-time 2006 LTIP Additional Target Award. Payroll and related expenses for the three months ended March 31, 2009 reflects $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 1.5%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs, common stock and restricted stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.4 million and as a percentage of revenue during the period. The increase for the three months ended March 31, 2009 is due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.3 million and the amortization of compensation expense for 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Bad debt — The increase of $0.1 million in bad debt expenses and as a percentage of expense to revenue reflects the Company’s bad debt experience resulting from the overall economic downturn impacting the Company’s customers.

•	Facility rent — The decrease of $0.4 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.3 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.8 million in outside services expenses was due primarily to a reduction in outsourced customer service of $0.3 million, reduction in audit-related fees and legal fees of $0.2 million and other expenses, net of $0.3 million; partially offset by higher fees for outsourced tax services during the period which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $0.9 million is mainly due to settlement of various state and local tax audits at amounts lower than the originally estimated liability and lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $0.1 million in other expenses is due primarily to a decrease of $0.3 million in office expenses, $0.2 million in lower insurance expenses, $0.1 million in lower travel and entertainment expenses, $0.1 million in lower recruiting and relocation expenses, and $0.1 million decrease in various other expenses, net; partially offset by lower refunds and credits received of $0.7 million for the three months ended March 31, 2009 than during the same period in 2008. This resulted in a slight increase to expense as a percentage of revenue for the period.

Severance and Restructuring.  Severance and restructuring expenses increased from $0.1 million for the three months ended March 31, 2008 to $0.2 million for the three months ended March 31, 2009. The $0.2 million consists of $0.1 million for severance charges recorded in accordance with SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”), for planned staffing reductions and $0.1 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $12.5 million for the three months ended March 31, 2008 to $11.3 million for the three months ended March 31, 2009. The decrease was primarily due to $0.9 million in lower depreciation for the period from fully depreciated paging infrastructure, $0.1 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $0.1 million in lower amortization expense and $0.1 million in lower accretion expense.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the three months ended March 31, 2008 and 2009.

Based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, the Company determined that all of its goodwill was impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased from $0.6 million for the three months ended March 31, 2008 to less than $0.1 million for the three months ended March 31, 2009. This significant decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended March 31, 2009 reflecting lower prevailing interest rates during the first quarter of 2009.

Income Tax Expense.  Income tax expense decreased from $7.7 million for the three months ended March 31, 2008 to $7.5 million for the three months ended March 31, 2009. Income tax expense for the three months ended March 31, 2008 and 2009 includes $0.4 million for interest on the liability for uncertain tax positions. The effective income tax rate for the three months ended March 31, 2009 of 42.96% is comparable to the effective income tax rate of 42.74% for the same period in 2008 (after exclusion of the goodwill impairment of $188.2 million) and reflects no other unusual or significant items.

In April 2009, the Company was informed that the IRS had accepted its 2005 and 2006 Federal income tax returns with no changes. The Company anticipates adjusting its liability for uncertain tax positions in the second quarter of 2009 for effectively settled tax positions. The Company expects that the adjustment of the liability for uncertain tax positions will result in a material reduction of both the liability and income tax expense of approximately $37.0 million. Also, the effective settlement of the uncertain tax positions will result in the recognition of additional deferred income tax assets that will likely be subject to a full valuation allowance based on the Company’s current forecast of future taxable income.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extends the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 and 2009 Federal income tax returns.

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2009, the Company had cash and cash equivalents of $65.1 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the Company also has approximately $6.0 to $7.0 million in its non-interest bearing operating accounts that are with third party financial institutions. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at March 31, 2009, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the
	Three Months Ended		Change
	March 31,		Between
	2008	2009	2008 and 2009
	(Dollars in thousands)

Net cash provided by operating activities	$26,034	$27,305	$1,271
Net cash used in investing activities	(3,835)	(6,047)	2,212
Net cash used in financing activities	(17,763)	(31,215)	13,452

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

	For the
	Three Months Ended		Change
	March 31,		Between
	2008	2009	2008 and 2009
	(Dollars in thousands)

Cash received from customers	$94,868	$81,449	$(13,419)

Cash paid for —
Payroll and related costs	25,652	22,723	(2,929)
Site rent costs	16,404	10,491	(5,913)
Telecommunications costs	6,559	4,468	(2,091)
Interest costs	2	—	(2)
Other operating costs	20,217	16,462	(3,755)

	68,834	54,144	(14,690)

Net cash provided by operating activities	$26,034	$27,305	$1,271

Net cash provided by operating activities increased $1.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Cash received from customers decreased $13.4 million for the three months ended March 31, 2009 from the same period in 2008. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due primarily to a revenue decrease of $15.1 million offset primarily by changes in accounts receivable of $1.7 million.

The decline in cash received from customers was substantially offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $2.9 million due primarily to a reduction in headcount. Cash paid during the three months ended March 31, 2009 for payroll and related costs includes payment of the cash portion of the one-time Additional Target Award under the 2006 LTIP and the related equivalent cash distributions on March 19, 2009. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $5.9 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its MLA and other lease agreements.

•	Cash payments for telecommunications costs decreased $2.1 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $3.8 million. The decrease in these payments was primarily due to reduction in outside services costs of $1.3 million, decrease in taxes, licenses and permits costs of $0.9 million, reduction in repairs and maintenance costs of $0.8 million, lower facility rent expenses of $0.4 million, and reductions in various other costs of $0.4 million net for the three months ended March 31, 2009. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $2.2 million for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to higher capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the three months ended March 31, 2009 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses in 2009 also include $0.2 million for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2009 to be between $19.0 and $21.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities increased $13.4 million for the three months ended March 31, 2009 from the same period in 2008 primarily due to higher cash distributions paid to stockholders during the three months ended March 31, 2009 plus cash used for the Company’s common stock repurchase program. For the three months ended March 31, 2008, the Company paid a total of $0.65 per share of common stock in cash distributions as compared to $1.25 per share of common stock in cash distributions for the same period in 2009.

Cash Distributions to Stockholders.  On March 3, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock and a special cash distribution of $1.00 per share of common stock, each with a record date of March 17, 2009, and a payment date of March 31, 2009. This cash distribution of approximately $28.5 million was paid from available cash on hand.

Cash distributions paid as disclosed in the statement of cash flows for the three months ended March 31, 2009 include previously declared cash distributions on shares of vested restricted stock issued in January 2008 to the non-executive directors of the Company’s Board of Directors.

Cash distributions on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock and RSUs are also forfeited.

Future Cash Distributions to Stockholders.  On April 29, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on May 20, 2009 and with a payment date of June 18, 2009. This cash distribution of approximately $5.7 million is expected to be paid from available cash on hand.

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

During the first quarter of 2009, the Company purchased 290,667 shares of its common stock for approximately $2.7 million (excluding commissions). Since the inception of the common stock repurchase program, the Company has repurchased a total of 4,649,005 shares of its common stock. There was approximately $22.3 million of common stock repurchase authority remaining under the program as of March 31, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  At March 31, 2009, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2008 and 2009 was approximately $19.3 million and $12.3 million, respectively.

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

The following amends and restates the description of previously reported legal contingencies in the 2008 Annual Report in which there have been material developments during the quarter ended March 31, 2009.

Stored Communications Act Litigation.  In 2003, several individuals filed claims in the U.S. District Court for the Central District of California against Arch Wireless Operating Company, Inc. (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company believed that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the

Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On February 2, 2009 at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court. The Company has not yet determined its next course of action but may join with the City in filing a petition for certiorari with the U.S. Supreme Court. If denied or if the Ninth Circuit Court’s ruling is not vacated by the U.S. Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

Nationwide served the 2006 Superior Court Case on USA Mobility on October 27, 2006. The Company denied liability to Nationwide.

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

In January 2009, the Company served a motion to dismiss the 2006 Superior Court Case on the grounds that the case cannot stand in light of the 2002 Superior Court Case. On March 12, 2009, the court granted the Company’s motion and dismissed the 2006 Superior Court Case.

The Company anticipates additional discovery will be taken in the 2002 Superior Court Case. No trial date has been set.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. The Company was not served with the complaint until January 12, 2009, and answered the plaintiff’s complaint on March 2, 2009, denying its substantive allegations and counterclaiming that the asserted patents are not infringed by the Company and are invalid. The district court has set a trial date of October 12, 2010 but discovery has yet to begin. On February 25, 2009 the U.S. Patent and Trademark Office granted the Company’s request for a reexamination of the patents. Based on the limited information currently available, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended March 31, 2008 and 2009, the Company paid $3.1 million and $3.0 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

At March 31, 2009, the Company had no outstanding debt financing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of its Chief Executive Officer (“CEO”) and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the Company’s last fiscal quarter. Based upon this evaluation, the CEO and the COO/CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company required to be disclosed in its Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and COO/CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and COO/CFO, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the CEO and COO/CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2008 Annual Report. The following amends and restates the description of previously reported legal proceedings in which there have been material developments during the quarter ended March 31, 2009.

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

Stored Communications Act Litigation.  In 2003, several individuals filed claims in the U.S. District Court for the Central District of California against Arch Wireless Operating Company, Inc. (“AWOC”) (which later was merged into USA Mobility Wireless, Inc., an indirect wholly-owned subsidiary of USA Mobility, Inc.), its customer, the City of Ontario (the “City”), and certain City employees. The claims arose from AWOC’s release of transcripts of archived text messages to the City at the City’s request. The plaintiffs claimed this release infringed upon their Fourth Amendment rights and violated the Stored Communications Act (the “SCA”) as well as state law. The district court dismissed a state law claim on the pleadings, and granted summary judgment to AWOC on all remaining claims, including the SCA claim, on August 15, 2006.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company believed that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On February 2, 2009 at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court. The Company has not yet determined its next course of action but may join with the City in filing a petition for certiorari with the U.S. Supreme Court. If denied or if the Ninth Circuit Court’s ruling is not vacated by the U.S. Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

Nationwide served the 2006 Superior Court Case on USA Mobility on October 27, 2006. The Company denied liability to Nationwide.

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

In January 2009, the Company served a motion to dismiss the 2006 Superior Court Case on the grounds that the case cannot stand in light of the 2002 Superior Court Case. On March 12, 2009, the court granted the Company’s motion and dismissed the 2006 Superior Court Case.

The Company anticipates additional discovery will be taken in the 2002 Superior Court Case. No trial date has been set.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

eOn Lawsuit.  On September 29, 2008, eOn Corp. IP Holdings, LLC, a Texas limited liability company, filed a complaint in the U.S. District Court for the Eastern District of Texas against the Company and eighteen other defendants, including current or former customers of the Company or its predecessors. The complaint alleges that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. The Company was not served with the complaint until January 12, 2009, and answered the plaintiff’s complaint on March 2, 2009, denying its substantive allegations and counterclaiming that the asserted patents are not infringed by the Company and are invalid. The district court has set a trial date of October 12, 2010 but discovery has yet to begin. On February 25, 2009 the U.S. Patent and Trademark Office granted the Company’s request for a reexamination of the patents. Based on the limited information currently available, the Company is unable at this time to assess the impact, if any, that the plaintiff’s claims may have on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2008 Annual Report have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2009:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of a	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the Publicly
	Shares	Paid Per	Announced Plan	Announced Plan or
Period	Purchased(1)	Share(2)	or Program	Program(3)
				(Dollars in
				thousands)

Beginning Balance				$25,000
January 1 through January 31, 2009	—	$—	—	$25,000
February 1 through February 28, 2009	139,303	9.41	139,303	$23,689
March 1 through March 31, 2009	168,468	9.19	151,364	$22,314

Total	307,771	$9.29	290,667

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the common stock repurchase program described in footnote 3 below and (ii) 17,104 shares purchased from the Company’s executives in payment of required tax withholdings for the common stock awarded in March 2009 related to the Additional Target Award under the 2006 LTIP.

(2)	Average price paid per share excludes commissions.

(3)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. On March 3, 2009, the Company’s Board of Directors approved a supplement which resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: April 30, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 30, 2009(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 30, 2009(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 30, 2009(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 30, 2009(1)

(1)	Filed herewith.