Form 10-Q
period 2009-06-30
USA Mobility, Inc
filed 2009-07-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,609,577 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of July 24, 2009.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2009
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$75,032	$79,570
Accounts receivable, net	25,118	20,919
Tax receivable	—	4,424
Prepaid expenses and other	6,226	4,656
Deferred income tax assets, net	6,025	1,805

Total current assets	112,401	111,374
Property and equipment, net	57,867	50,482
Intangible assets, net	6,520	3,577
Deferred income tax assets, net	59,599	46,802
Other assets	4,973	3,823

TOTAL ASSETS	$241,360	$216,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,983	$37,659
Customer deposits	1,203	1,028
Deferred revenue	9,958	8,169

Total current liabilities	52,144	46,856
Other long-term liabilities	48,478	11,128

TOTAL LIABILITIES	100,622	57,984

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	140,736	138,020
Retained earnings	—	20,052

TOTAL STOCKHOLDERS’ EQUITY	140,738	158,074

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,360	$216,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$86,334	$69,876	$176,221	$144,296
Product sales, net	5,741	5,269	10,612	10,540

Total revenues	92,075	75,145	186,833	154,836

Operating expenses:
Cost of products sold	1,408	1,421	2,489	3,090
Service, rental and maintenance	31,583	21,290	65,552	44,245
Selling and marketing	7,549	5,600	15,385	11,662
General and administrative	20,782	22,801	42,590	42,987
Severance and restructuring	153	52	298	242
Depreciation, amortization and accretion	11,674	11,174	24,187	22,444
Goodwill impairment	—	—	188,170	—

Total operating expenses	73,149	62,338	338,671	124,670

Operating income (loss)	18,926	12,807	(151,838)	30,166
Interest income, net	672	28	1,250	54
Other income (expense), net	202	(42)	327	70

Income (loss) before income tax expense (benefit)	19,800	12,793	(150,261)	30,290
Income tax expense (benefit)	9,528	(31,953)	17,267	(24,437)

Net income (loss)	$10,272	$44,746	$(167,528)	$54,727

Basic net income (loss) per common share	$0.37	$1.96	$(6.10)	$2.38

Diluted net income (loss) per common share	$0.37	$1.93	$(6.10)	$2.34

Basic weighted average common shares outstanding	27,474,156	22,858,573	27,466,612	22,995,561

Diluted weighted average common shares outstanding	27,600,976	23,200,736	27,466,612	23,338,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2009
	(In thousands and unaudited)

Cash flows from operating activities:
Net (loss) income	$(167,528)	$54,727
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	24,187	22,444
Goodwill impairment	188,170	—
Deferred income tax expense	15,759	17,012
Amortization of stock based compensation	562	1,001
Provisions for doubtful accounts, service credits and other	3,022	2,507
Non-cash transaction tax accrual adjustments	(1,228)	(1,949)
Loss on disposals of property and equipment	24	153
Changes in assets and liabilities:
Accounts receivable	(1,633)	1,692
Prepaid expenses and other	1,617	(2,922)
Intangibles and other long-term assets	1,490	(143)
Accounts payable and accrued liabilities	(9,798)	(2,261)
Customer deposits and deferred revenue	(1,154)	(1,964)
Other long-term liabilities	—	(37,654)

Net cash provided by operating activities	53,490	52,643

Cash flows from investing activities:
Purchases of property and equipment	(7,880)	(10,409)
Proceeds from disposals of property and equipment	169	23

Net cash used in investing activities	(7,711)	(10,386)

Cash flows from financing activities:
Cash distributions to stockholders	(24,565)	(34,182)
Purchase of common stock	—	(3,537)

Net cash used in financing activities	(24,565)	(37,719)

Net increase in cash and cash equivalents	21,214	4,538
Cash and cash equivalents, beginning of period	64,542	75,032

Cash and cash equivalents, end of period	$85,756	$79,570

Supplemental disclosure:
Interest paid	$3	$—

Income taxes paid (state and local)	$420	$385

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2008, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2008 has been derived from, but does not include all the disclosures contained in, the audited consolidated financial statements for the year ended December 31, 2008. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature except for the goodwill impairment in the first quarter of 2008, the effective settlement of uncertain tax positions in the second quarter of 2009 (see Note 12) and the patent litigation settlement in the second quarter of 2009 (see Note 15).

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

The Company has evaluated subsequent events through July 30, 2009, the date on which the financial statements were issued (see Note 4).

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

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers may

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock, impact the Company’s ability to make future cash distributions to stockholders or repurchase shares of its common stock.

(4) Recent and New Accounting Pronouncements — In April 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSPs”) dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP FAS 115-2, and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment; and FSP FAS 107-1 and FSP APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.) The FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. None of these FSPs are applicable to the Company.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”). The FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP FAS 141(R)-1 will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 (see Note 1).

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, (“SFAS No. 168”). SFAS No. 168 establishes that the FASB Accounting Standards CodificationTM (“Codification”) will become the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the Codification will supersede all then-existing non-SEC accounting and reporting standards. The Company does not anticipate that the Codification will have any impact on the Company’s financial position or results of operations. Effective for the third quarter of 2009 references to legacy GAAP will be replaced by references to the Codification, where appropriate.

Other pronouncements issued during the six months ended June 30, 2009 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Long-Lived Assets and Other Amortizable Intangible Assets — The Company did not record any impairment of long-lived assets and amortizable intangible assets for the three months and six months ended June 30, 2009.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for other intangible assets for the three months ended June 30, 2008 and 2009 was $2.2 million and $2.1 million, respectively; and $4.5 million and $4.2 million for the six months ended June 30, 2008 and 2009, respectively.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets are comprised of the following at June 30, 2009:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	3	$64,661	$(61,927)	$2,734
Purchased Federal Communications Commission licenses	5	2,689	(2,582)	107
Other	1	1,361	(625)	736

Total intangible assets, net		$68,711	$(65,134)	$3,577

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months and six months ended June 30, 2008 and 2009, respectively, are as follows:

	For the Three Months
	Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
		(Dollars in thousands)

Depreciation	$8,986	$8,688	$18,818	$17,499
Amortization	2,247	2,134	4,492	4,235
Accretion	441	352	877	710

Total depreciation, amortization and accretion	$11,674	$11,174	$24,187	$22,444

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consist of the following:

	December 31,	June 30,
	2008	2009
	(Dollars in thousands)

Accounts payable	$908	$1,012
Accrued compensation and benefits	11,046	9,212
Accrued severance and restructuring	3,673	1,719
Accrued network costs	2,980	2,270
Accrued taxes	15,136	12,365
Asset retirement obligations — short-term	3,678	3,622
Accrued other	3,562	7,459

Total accounts payable and accrued liabilities	$40,983	$37,659

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions. The increase in accrued other liabilities primarily reflects the patent litigation settlement of $4.0 million recorded in the second quarter of 2009 (see Note 15).

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had recognized cumulative asset retirement costs of $8.5 million. During the first quarter of 2009, the Company recorded a net reduction of $0.1 million in asset retirement costs and wrote-off $0.9 million in fully depreciated asset retirement costs. At March 31, 2009, cumulative asset retirement costs were $7.5 million. The asset retirement cost reductions in the first quarter of 2009 decreased paging equipment assets and are being depreciated over the related estimated lives of 9 and 57 months. During the second quarter of 2009, the Company recorded a net decrease of $0.1 million in asset retirement costs. At June 30, 2009, cumulative asset retirement costs were $7.4 million. The asset retirement cost reductions in the second quarter of 2009 decreased paging equipment assets and are being depreciated over the related estimated lives of 6 and 54 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities are as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2008	$3,678	$9,597	$13,275
Accretion	183	527	710
Reductions	206	(400)	(194)
Reclassifications	697	(697)	—
Amounts paid	(1,142)	—	(1,142)

Balance at June 30, 2009	$3,622	$9,027	$12,649

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2009.

(9) Other Long-Term Liabilities — Other long-term liabilities consist of the following for the periods stated:

	December 31,	June 30,
	2008	2009
	(Dollars in thousands)

Income taxes for uncertain tax positions	$37,235	$—
Asset retirement obligations — long-term	9,597	9,027
Escheat liability — long-term	1,341	1,067
Other liabilities	305	1,034

Total other long-term liabilities	$48,478	$11,128

The reduction in the liability for income taxes for uncertain tax positions reflects the effective settlement of the Company’s uncertain tax positions as of June 30, 2009 (see Note 12). The increase in other liabilities is primarily due to the cash component of the 2009 Long-Term Incentive Plan (“LTIP”) and the cash distributions related to the restricted stock units (“RSUs”) awarded under the 2009 LTIP.

(10) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the six months ended June 30, 2009 consisted of:

(Dollars in thousands)

Balance at December 31, 2008	$140,738
Net income for the six months ended June 30, 2009	54,727
Cash distributions declared	(34,675)
Common stock repurchase program	(3,537)
Purchased and retired common stock, net	(180)
Amortization of stock based compensation	1,001

Balance at June 30, 2009	$158,074

General.  At December 31, 2008 and June 30, 2009, there were 22,950,784 and 22,605,461 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2008 and June 30, 2009, there were 266,575 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch Wireless, Inc. and subsidiaries (“Arch”) plan of reorganization. For financial reporting purposes, the number of shares reserved for future issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

The Company is in the process of closing the Arch bankruptcy case. The Company expects to distribute the majority of the 266,575 shares previously reserved for future issuance under the Arch plan of reorganization and increase the Company’s reported outstanding share balance. Remaining unissued shares under the Arch plan of reorganization will be returned to the status of authorized but unissued shares of the Company.

At June 30, 2009, the Company had no stock options outstanding.

In connection with and prior to the November 2004 merger of Arch and Metrocall Holdings, Inc. and subsidiaries, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), RSUs or stock grants. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through June 30, 2009:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(329,416)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(40,088)
Common stock(2)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	7,571
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at June 30, 2009	1,249,029

(1)	On November 14, 2008 the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009 the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

2009 LTIP.  On January 6, 2009, the Company’s Board of Directors approved a long-term incentive program that includes a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during the Company’s 2012 calendar year and continued employment with the Company. RSUs were granted under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on January 15, 2009 of $12.01. The Company’s Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K with the SEC.

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility. During the second quarter of 2009, 7,571 RSUs and the related cash distributions were forfeited. As of June 30, 2009, there are 321,845 RSUs outstanding.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $3.6 million to expense over the 48-month vesting period. A total of $0.5 million was included in stock based compensation expense for the six months ended June 30, 2009 in relation to the 2009 LTIP.

Also on January 6, 2009, the Company provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance awards is 48 months and would be paid on the earlier of a change in control of the Company (as defined in the Equity Plan); or on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K with the SEC. The Company will ratably amortize the $3.5 million to expense over the 48-month vesting period.

A total of $0.4 million was included in payroll and related expenses for the six months ended June 30, 2009 for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2006 LTIP.  On February 1, 2006, the Company’s Board of Directors established the 2006 LTIP, which consisted of a cash component and an equity component in the form of restricted stock. Of the total 2006 LTIP award, 80 percent was considered the Initial Target Award and was fully amortized and vested by December 2008. The remaining 20 percent of the total 2006 LTIP award plus the cumulative forfeitures were reserved as a discretionary award (“Additional Target Award”). In March 2009, the Company’s Board of Directors approved the Additional Target Award. The Company expensed $1.2 million and $0.4 million to payroll and related expenses for the cash award and the related equivalent cash distributions ($8.65 per share), respectively, in March 2009. The Additional Target Award was paid on March 19, 2009.

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

	Expense Type
	Payroll and	Stock Based
Functional Category	Related	Compensation	Total
	(Dollars in thousands)

Service, rental and maintenance expense	$116	$31	$147
Selling and marketing expense	301	82	383
General and administrative expense	1,193	327	1,520

Total	$1,610	$440	$2,050

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

On August 1, 2007, with an effective date of July 1, 2007, the Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock in addition to cash compensation for their service on the Board of Directors and committees thereof. The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash distributions related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the cash distributions relating to the restricted stock issued to the Company’s non-executive directors for the periods stated.

				Per Share	Total
Year	Declaration Date	Record Date	Payment Date	Amount	Amount(1)

2007	October 30	November 8	November 29	$0.65	$2,023

				0.65	2,023

2008	February 13	February 25	March 13	0.65	4,409
	May 2	May 19	June 19	0.25	3,535
	July 31	August 14	September 11	0.25	5,274
	October 29	November 14	December 10	0.25	5,688

				1.40	18,905

2009	March 3	March 17	March 31	1.25	29,524
	April 29	May 20	June 18	0.25	5,491

				1.50	35,015

Total				$3.55	$55,943

(1)	The total amount excludes forfeited cash distributions.

The following table details information on the restricted stock awarded to the Company’s non-executive directors. The shares of restricted stock vested one year from the date of grant and the related cash distributions on the vested restricted stock were paid to the Company’s non-executive directors.

			Restricted	Restricted	Restricted		Restricted Stock	Cash
		Price Per	Stock	Stock	Stock		Awarded and	Distribution
Service Period	Grant Date	Share(1)	Awarded	Forfeited(2)	Vested	Vesting Date	Outstanding	Paid(3)

3Q07	October 1, 2007	$16.87	4,299	(1,186)	(3,113)	October 1, 2008	—	$5,603
4Q07	January 2, 2008	14.30	5,068	(1,398)	(3,670)	January 2, 2009	—	5,138

1Q08	April 1, 2008	7.14	8,756	(1,401)	(7,355)	April 1, 2009	—	14,710
2Q08	July 1, 2008	7.55	6,956	—	(6,956)	July 1, 2009	—	13,912
3Q08	October 1, 2008	11.00	4,772	—	—	October 1, 2009	4,772	—
4Q08	January 2, 2009	11.57	4,536	—	—	January 2, 2010	4,536	—

1Q09	April 1, 2009	9.21	5,701	—	—	April 1, 2010	5,701	—
2Q09	July 1, 2009	12.76	4,116	—	—	July 1, 2010	4,116	—

			44,204	(3,985)	(21,094)		19,125	$39,363

(1)	The quarterly restricted stock award is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors and forfeited 1,292 shares of restricted stock. In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors and forfeited 2,693 shares of restricted stock.

(3)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the fair-value based method of accounting for the equity awards. A total of $0.1 million was included in stock based compensation expense for the six months ended June 30, 2009 in relation to the restricted stock issued to non-executive directors of the Company’s Board of Directors.

Board of Directors Common Stock.  As of June 30, 2009, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for 2009. Cash distributions paid as disclosed in the statement of cash flows for the six months ended June 30, 2009 include previously declared cash distributions on shares of vested restricted stock issued in January and April 2008 to the non-executive directors of the Company’s Board of Directors. Cash distributions on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock and RSUs are also forfeited.

				Per Share	Total
Year	Declaration Date	Record Date	Payment Date	Amount	Amount
					(Dollars in
					thousands)

2009	March 3(1)	March 17	March 31	$1.25	$28,517
	April 29	May 20	June 18	0.25	5,665

Total				$1.50	$34,182

(1)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

Future Cash Distributions to Stockholders.  On July 29, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on August 14, 2009 and with a payment date of September 10, 2009. This cash distribution of approximately $5.6 million is expected to be paid from available cash on hand.

Common Stock Repurchase Program.  On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve-month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases.

The Company’s Board of Directors approved a supplement to the common stock repurchase program effective on March 3, 2009. The supplement resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

For the three months and six months ended June 30, 2009, the Company purchased 91,300 shares and 381,967 shares, respectively, of its common stock for approximately $0.8 million and $3.5 million (excluding commissions), respectively. From the inception of the common stock repurchase program through June 30, 2009, the Company has repurchased a total of 4,740,305 shares of its common stock. There was approximately $21.5 million of common stock repurchase authority remaining under the program as of June 30, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Paid-in Capital.  For the six months ended June 30, 2009, additional paid-in capital decreased by $2.7 million due to the common stock repurchase program and repurchase of common stock awarded under the 2006 LTIP Additional Target Award; all of which were offset by the amortization of stock based compensation.

Net Income (Loss) per Common Share.  Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2009, the Company acquired a total of 17,104 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the common stock awarded in March 2009 related to the Additional Target Award under the 2006 LTIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of June 30, 2009. Also, 381,967 shares of common stock repurchased by the Company during the six months ended June 30, 2009, under its common stock repurchase program, were retired and excluded from the Company’s reported outstanding share balance as of June 30, 2009. For the three months and six months ended June 30, 2008, the effect of 105,769 and 87,967, respectively, potential dilutive common shares was not included in the calculation for diluted net income (loss) per share as the impact is anti-dilutive. The components of basic and diluted net income (loss) per common share for the three months and six months ended June 30, 2009 were as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Dollars in thousands, except
	share and per share amounts)

Net income (loss)	$10,272	$44,746	$(167,528)	$54,727

Weighted average shares of common stock outstanding	27,474,156	22,858,573	27,466,612	22,995,561
Dilutive effect of restricted stock and RSUs	126,820	342,163	—	342,831

Weighted average shares of common stock and common stock equivalents	27,600,976	23,200,736	27,466,612	23,338,392

Net income (loss) per common share
Basic	$0.37	$1.96	$(6.10)	$2.38

Diluted	$0.37	$1.93	$(6.10)	$2.34

(11) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized in accordance with the fair value provisions of SFAS No. 123R, Share-Based Payment, over the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the three months and six months ended June 30, 2008 and 2009, respectively:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Functional Category	2008	2009	2008	2009
	(Dollars in thousands)

Service, rental and maintenance expense	$19	$7	$36	$56
Selling and marketing expense	50	26	89	135
General and administrative expense	247	241	437	810

Total stock based compensation expense	$316	$274	$562	$1,001

Stock based compensation expense for the six months ended June 30, 2009 includes $0.4 million for the fair value of common stock issued to certain members of management as part of the Additional Target Award of the 2006 LTIP.

(12) Income Taxes — The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Company operates throughout the U.S. and has minor operations in Canada. The Internal Revenue Service (“IRS”) has completed audits of the periods ended November 16, 2004, December 31, 2005 and 2006. The IRS accepted the Company’s Federal consolidated income tax returns as filed. The Company received the final no change letter on April 15, 2009 for the 2005 and 2006 audits, and in accordance with the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), the Company determined that its uncertain tax positions have been effectively settled. At June 30, 2009, the Company reversed its liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million), and recognized an additional $135.8 million in deferred income tax assets. As required by SFAS No. 109, the Company has determined that its deferred income tax assets may not be fully recoverable and increased the valuation allowance by $140.8 million to reduce the deferred income tax assets to their estimated recoverable amounts. Income tax expense was reduced by $37.0 million to reflect the effective settlement of its uncertain tax positions, which includes a $4.4 million tax benefit and a related receivable for a net operating loss carry-back claim.

The Company evaluates the recoverability of its deferred income tax assets and is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the Company’s deferred income tax assets will be realized in future periods. Management has concluded that, based on the requirements of SFAS No. 109 as amended, not all of its deferred income tax assets would be recoverable. As of December 31, 2008, the Company had a valuation allowance of $66.7 million, which decreased the deferred income tax assets to their estimated recoverable amounts. During the second quarter of 2009, in light of the effective settlement of the liability for uncertain tax positions, management recorded an increase in deferred income tax assets of $135.8 million and an increase to its valuation allowance by $140.8 million to arrive at an amount which management believes is more likely than not to be realized. At June 30, 2009, the valuation allowance totals $207.5 million, and the net deferred income tax assets are $48.6 million.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extends the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 and 2009 Federal income tax returns, respectively.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income and certain discrete items.

(13) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended June 30, 2008 and 2009, the Company paid $3.1 million and $3.0 million, respectively, and the Company paid $6.1 million for both the six months ended June 30, 2008 and 2009, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

(14) Segment Reporting — USA Mobility currently has one operating segment: domestic operations.

(15) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

The following amends and restates the description of previously reported legal contingencies in the 2008 Annual Report for which there have been material developments during the quarter ended June 30, 2009.

Settled Lawsuit.  USA Mobility was named a defendant along with eighteen other defendants in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas, Eon Corp. IP Holdings, LLC (“Eon”), No. 608-CV-00385, alleging that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. On July 22, 2009, the Company entered into a settlement of the outstanding litigation and a fully paid, irrevocable license to the two patents for a one-time cash payment of $4.0 million. The litigation settlement of $4.0 million was recorded in general and administrative expenses in the three months ended June 30, 2009.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company argued that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On February 2, 2009, at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court (the “Supreme Court”).

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling in the event that the City’s petition is granted. The Supreme Court is not expected to rule on these petitions until October 2009 at the earliest. If the Company’s petition is denied or if the Ninth Circuit Court’s ruling is not vacated by the Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

The 2002 Superior Court Case remains pending. In May 2009, Nationwide amended its original complaint to add claims relating to the allegation that Nationwide lost business due to defective pagers allegedly supplied by Arch. Nationwide’s amended complaint also added USA Mobility, Inc. as a plaintiff. In June 2009, in response to Nationwide’s amended complaint, the Company served on Nationwide answers, which deny liability, and a counterclaim, which alleges that Nationwide is liable for unpaid invoices. Nationwide denies liability on the counterclaim, and the case now is in discovery. No trial date has been set.

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

Indirect.  Within the indirect channel, the Company contracts with and invoices an intermediary for airtime services (which includes telemetry services). The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between USA Mobility and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average revenue per unit than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has generally been higher than the rate experienced with direct customers, and USA Mobility expects this trend to continue in the foreseeable future.

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2008		2009		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	2,810	88.5%	2,355	90.3%	2,226	90.9%
Indirect	366	11.5%	252	9.7%	223	9.1%

Total	3,176	100.0%	2,607	100.0%	2,449	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2008		2009		2009
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	172	6.1%	137	5.8%	126	5.7%
4 to 10 Units	104	3.7%	82	3.5%	75	3.4%
11 to 50 Units	255	9.1%	199	8.4%	183	8.2%
51 to 100 Units	155	5.5%	125	5.3%	112	5.0%
101 to 1000 Units	750	26.7%	626	26.6%	580	26.0%
> 1000 Units	1,374	48.9%	1,186	50.4%	1,150	51.7%

Total direct units in service	2,810	100.0%	2,355	100.0%	2,226	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2008		2009		2009
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	2,875	90.5%	2,359	90.5%	2,218	90.6%
Two-way messaging	301	9.5%	248	9.5%	231	9.4%

Total	3,176	100.0%	2,607	100.0%	2,449	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the weak United States economy and rising unemployment rates nationwide. To the extent that unemployment continues to increase throughout 2009, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2008		2009		2009
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	2,631	82.9%	2,214	84.9%	2,094	85.5%
Owned by subscribers	179	5.6%	141	5.4%	132	5.4%
Owned by indirect customers or their subscribers	366	11.5%	252	9.7%	223	9.1%

Total	3,176	100.0%	2,607	100.0%	2,449	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2008		March 31, 2009		June 30, 2009
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	101	230	73	238	81	210
Indirect	29	57	12	55	11	40

Total	130	287	85	293	92	250

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
Account Size	2008	2009	2009

1 to 3 Units	(6.9%)	(7.8%)	(7.9%)
4 to 10 Units	(7.2%)	(8.8%)	(7.9%)
11 to 50 Units	(7.4%)	(8.9%)	(8.2%)
51 to 100 Units	(5.5%)	(6.2%)	(10.1%)
101 to 1000 Units	(4.3%)	(8.0%)	(7.4%)
> 1000 Units	(3.2%)	(5.1%)	(3.1%)

Total direct net unit loss%	(4.4%)	(6.6%)	(5.5%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	June 30,	March 31,	June 30,
Distribution Channel	2008	2009	2009

Direct	$8.97	$9.15	$9.21
Indirect	5.28	6.19	6.60
Consolidated	8.54	8.86	8.96

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The increase in consolidated ARPU for the quarter ended June 30, 2009 from the quarters ended June 30, 2008 and March 31, 2009 was due primarily to the positive impact to ARPU resulting from selected price increases implemented starting in June 2008, partially offset by the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. One-time price increases that were implemented for smaller customers in certain channels and improvements in the rate of service credits positively impacted ARPU beginning in second quarter of 2008 through the second quarter of 2009. In addition, in 2009, the Company implemented price increases in the indirect channel. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels during 2009 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
Account Size	2008	2009	2009

1 to 3 Units	$14.62	$14.73	$15.07
4 to 10 Units	13.56	14.00	14.30
11 to 50 Units	11.03	11.41	11.65
51 to 100 Units	9.76	10.30	10.13
101 to 1000 Units	8.45	8.94	9.04
> 1000 Units	7.70	7.77	7.80

Total direct ARPU	$8.97	$9.15	$9.21

Operations

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunications expenses to deliver messages over the Company’s networks and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct and indirect sales forces and marketing expenses in support of those sales forces. This classification consists primarily of payroll and related expenses and commission expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses, taxes, licenses and permits expenses and outside services expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the three months and six months ended June 30, 2009, approximately 65% and 68%, respectively, of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses. Payroll and related expenses for the six months ended June 30, 2009 also reflect $1.6 million related to the one-time payment of the 2006 Long-Term Incentive Plan (“LTIP”) Additional Target Award.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 21% from 898 full time equivalent employees (“FTEs”) at June 30, 2008 to 711 FTEs at June 30, 2009. The Company anticipates continued staffing reductions in 2009.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $61.5 million and $51.2 million for the three months ended June 30, 2008 and 2009, respectively; and $126.3 million and $102.2 million for the six months ended June 30, 2008 and 2009, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended June 30, 2008 and 2009

	For the Three Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$86,334	93.8%	$69,876	93.0%	$(16,458)	(19.1%)
Product sales, net	5,741	6.2%	5,269	7.0%	(472)	(8.3%)

Total	$92,075	100.0%	$75,145	100.0%	$(16,930)	(18.4%)

Selected operating expenses:
Cost of products sold	$1,408	1.5%	$1,421	1.9%	$13	0.9%
Service, rental and maintenance	31,583	34.3%	21,290	28.3%	(10,293)	(32.6%)
Selling and marketing	7,549	8.2%	5,600	7.5%	(1,949)	(25.8%)
General and administrative	20,782	22.6%	22,801	30.3%	2,019	9.7%
Severance and restructuring	153	0.2%	52	0.1%	(101)	(66.0%)

Total	$61,475	66.8%	$51,164	68.1%	$(10,311)	(16.8%)

FTEs	898		711		(187)	(20.8%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $92.1 million and $75.1 million for the three months ended June 30, 2008 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended
	June 30,
	2008	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$62,924	$52,504
Two-way messaging	14,419	10,759

	77,343	63,263

Indirect:
One-way messaging	3,753	3,338
Two-way messaging	2,264	1,371

	$6,017	$4,709

Total paging:
One-way messaging	$66,677	$55,842
Two-way messaging	16,683	12,130

Total paging revenue	83,360	67,972
Non-paging revenue	2,974	1,904

Total service, rental and maintenance revenues, net	$86,334	$69,876

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2008 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Three Months Ended
	As of June 30,			June 30,			Change Due To:
Service Type	2008	2009	Change	2008(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	2,875	2,218	(657)	$66,677	$55,842	$(10,835)	$4,073	$(14,908)
Two-way messaging	301	231	(70)	16,683	12,130	(4,553)	(876)	(3,677)

Total	3,176	2,449	(727)	$83,360	$67,972	$(15,388)	$3,197	$(18,585)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2008 and 2009 mitigated, but did not completely offset, the expected declines in revenues resulting from the reduction in subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The increase for the three months ending June 30, 2009 compared to the same period in 2008 was due primarily to an increase in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$16,756	18.2%	$10,223	13.6%	$(6,533)	(39.0%)
Telecommunications	5,503	6.0%	4,284	5.7%	(1,219)	(22.2%)
Payroll and related	6,504	7.1%	5,286	7.0%	(1,218)	(18.7%)
Stock based compensation	19	0.0%	7	0.0%	(12)	(63.2%)
Other	2,801	3.0%	1,490	2.0%	(1,311)	(46.8%)

Total service, rental and maintenance	$31,583	34.3%	$21,290	28.3%	$(10,293)	(32.6%)

FTEs	290		237		(53)	(18.3%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2009 decreased $10.3 million, or 32.6%, from the same period in 2008. The percentage of expense to revenue also decreased primarily due to the following significant variances:

•	Site rent — The decrease of $6.5 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower default rent per site in 2009, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $1.2 million in telecommunications expenses is due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $1.2 million was due primarily to a reduction in headcount for the three months ended June 30, 2009 compared to the same period in 2008. While total FTEs declined by 53 FTEs from 290 FTEs at June 30, 2008 to 237 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue remained flat during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) issued to certain eligible employees under the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). The reduction in stock based compensation expenses recognized for the three months ended June 30, 2009 compared to the same period in 2008 is primarily due to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008, partially offset by the amortization of compensation expense for the 2009 LTIP.

•	Other — The decrease of $1.3 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $1.0 million due to lower contractor costs as repairs are now performed by Company employees and a decrease in outside services expenses of $0.4 million due to a reduction of third party services used in negotiating site lease cost reductions; all of which were partially offset by an increase of $0.1 million in various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$4,797	5.2%	$3,711	5.0%	$(1,086)	(22.6%)
Commissions	2,037	2.2%	1,422	1.9%	(615)	(30.2%)
Stock based compensation	50	0.1%	26	0.0%	(24)	(48.0%)
Other	665	0.7%	441	0.6%	(224)	(33.7%)

Total selling and marketing	$7,549	8.2%	$5,600	7.5%	$(1,949)	(25.8%)

FTEs	249		181		(68)	(27.3%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $1.1 million, or 22.6%, for the three months ended June 30, 2009, compared to the same period in 2008. While total FTEs declined by 68 FTEs from 249 FTEs at June 30, 2008 to 181 FTEs at June 30, 2009, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

Commissions expenses decreased $0.6 million or, 30.2%, for the three months ended June 30, 2009 compared to the same period in 2008, which is in line with the decrease in gross placements. Stock based compensation expenses decreased for the three months ended June 30, 2009 compared to the same period in 2008 due primarily to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008, partially offset by amortization of compensation expense for the 2009 LTIP. The decrease of $0.2 million in other expenses consists primarily of decreases in travel and entertainment expenses, outside services expenses and office expenses, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$8,129	8.8%	$7,754	10.3%	$(375)	(4.6%)
Stock based compensation	247	0.3%	241	0.3%	(6)	(2.4%)
Bad debt	691	0.8%	750	1.0%	59	8.5%
Facility rent	2,199	2.4%	1,446	1.9%	(753)	(34.2%)
Telecommunications	983	1.1%	721	1.0%	(262)	(26.7%)
Outside services	4,584	5.0%	4,063	5.4%	(521)	(11.4%)
Taxes, licenses and permits	2,055	2.2%	1,695	2.3%	(360)	(17.5%)
Other	1,894	2.0%	6,131	8.1%	4,237	223.7%

Total general and administrative	$20,782	22.6%	$22,801	30.3%	$2,019	9.7%

FTEs	359		293		(66)	(18.4%)

As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2009 increased $2.0 million, or 9.7%, from the same period in 2008 due primarily to the patent litigation settlement in the second quarter of 2009, partially offset by office closures, lower outside services expenses and lower payroll and related expenses. The percentage of expense to revenue increased during the three months ended June 30, 2009 due primarily to payroll and related expenses, outside services expenses and the patent litigation settlement as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. While total FTEs declined by 66 FTEs from 359 FTEs at June 30, 2008 to 293 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and restricted stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased during the period and remained flat as a percentage of expense to revenue. The decrease for the three months ended June 30, 2009 is due primarily to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008, partially offset by amortization of compensation expense for the 2009 LTIP.

•	Bad debt — The increase of $0.1 million in bad debt expenses and as a percentage of expense to revenue reflects the Company’s bad debt experience resulting from the overall economic downturn impacting the Company’s customers.

•	Facility rent — The decrease of $0.8 million in facility rent expenses is primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.3 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.5 million in outside services expenses was due primarily to reductions in audit-related and outsourced tax service fees of $0.4 million, outsourced customer service of $0.3 million, temporary help of $0.1 million and other expenses, net of $0.1 million; partially offset by higher legal fees of $0.4 million during the period which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $0.4 million was mainly due to the settlement of various state and local tax audits at amounts lower than the originally estimated liability and lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $4.2 million in other expenses was primarily due to a patent litigation settlement of $4.0 million during the second quarter and lower refunds and credits received of $0.7 million for the three months ended June 30, 2009 compared to the same period in 2008. This increase was offset by a decrease of $0.3 million in office expenses, $0.1 million in lower insurance expenses and $0.1 million decrease in various other expenses, net. This resulted in the increase as a percentage of revenue for the period.

Severance and Restructuring.  Severance and restructuring expenses decreased from $0.2 million for the three months ended June 30, 2008 to $0.1 million for the three months ended June 30, 2009. The $0.1 million reflects restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The provisions of SFAS No. 112, Employers’ Accounting for Post-employment Benefits, (“SFAS No. 112”), require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. The Company did not incur any severance expenses for the three months ended June 30, 2009.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $11.7 million for the three months ended June 30, 2008 to $11.2 million for the three months ended June 30, 2009. The decrease was primarily due to $0.4 million in lower depreciation for the period from fully depreciated paging infrastructure, partially offset by an increase of $0.1 million in other assets; $0.1 million in lower amortization expense and $0.1 million in lower accretion expense.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the three months ended June 30, 2008 and 2009.

Interest Income, Net and Income Tax Expense (Benefit)

Interest Income, Net.  Net interest income decreased from $0.7 million for the three months ended June 30, 2008 to less than $0.1 million for the three months ended June 30, 2009. This significant decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended June 30, 2009 reflecting lower prevailing market interest rates during the second quarter of 2009.

Income Tax Expense (Benefit).  The net income tax benefit of $32.0 million for the three months ended June 30, 2009 reflects $5.0 million of income tax expense from ordinary operations offset by $37.0 million of income tax benefit related to the effective settlement of uncertain tax positions, which includes $4.4 million for recognition of a net operating loss carry-back refund claim. Excluding the impact of these reductions in income tax expense, the effective income tax rate from ordinary operations for the three months ended June 30, 2009 was 39.8% and varied by 0.4% from the estimated annual effective income tax rate of 40.2%. The estimated annual effective income tax rate from ordinary operations as of June 30, 2009 of 40.2% differed from the estimated annual effective income tax rate from ordinary operations as of June 30, 2008 of 40.9% due to changes in state and local income taxes. The effective income tax rate of 48.1% for the three months ended June 30, 2008 differed by 7.2% from the 2008 estimated annual effective income tax rate from ordinary operations due to the impact of one-time discrete items primarily interest on the liability for uncertain tax positions and foreign dividends.

In April 2009, the Company was informed that the Internal Revenue Service (“IRS”) had accepted the Company’s 2005 and 2006 Federal income tax returns as filed. In accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as amended (“FIN 48”), the Company has determined its uncertain tax positions have been effectively settled. At June 30, 2009, the Company eliminated its liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million) and increased its deferred income tax assets by $135.8 million. In addition, the Company recognized an increase in its valuation allowance of $140.8 million to reduce its adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact was a reduction in income tax expense of $32.6 million for the three months ended June 30, 2009. Also, as a result of the effective settlement, the Company recorded a $4.4 million receivable for a net operating loss carry-back claim that also reduced income tax expense.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extends the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 and 2009 Federal income tax returns, respectively.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Six Months Ended June 30, 2008 and 2009

	For the Six Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$176,221	94.3%	$144,296	93.2%	$(31,925)	(18.1%)
Product sales, net	10,612	5.7%	10,540	6.8%	(72)	(0.7%)

Total	$186,833	100.0%	$154,836	100.0%	$(31,997)	(17.1%)

Selected operating expenses:
Cost of products sold	$2,489	1.3%	$3,090	2.0%	$601	24.1%
Service, rental and maintenance	65,552	35.1%	44,245	28.6%	(21,307)	(32.5%)
Selling and marketing	15,385	8.2%	11,662	7.5%	(3,723)	(24.2%)
General and administrative	42,590	22.8%	42,987	27.7%	397	0.9%
Severance and restructuring	298	0.2%	242	0.2%	(56)	(18.8%)

Total	$126,314	67.6%	$102,226	66.0%	$(24,088)	(19.1%)

FTEs	898		711		(187)	(20.8%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflects the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $186.8 million and $154.8 million for the six months ended June 30,

2008 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Six Months Ended
	June 30,
	2008	2009

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$128,539	$107,783
Two-way messaging	29,586	22,422

	158,125	130,205

Indirect:
One-way messaging	7,429	7,106
Two-way messaging	4,579	2,682

	$12,008	$9,788

Total paging:
One-way messaging	$135,968	$114,889
Two-way messaging	34,165	25,104

Total paging revenue	170,133	139,993
Non-paging revenue	6,088	4,303

Total service, rental and maintenance revenues, net	$176,221	$144,296

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2008 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of June 30,			For the Six Months Ended June 30,			Change Due To:
Service Type	2008	2009	Change	2008(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	2,875	2,218	(657)	$135,968	$114,889	$(21,079)	$7,728	$(28,807)
Two-way messaging	301	231	(70)	34,165	25,104	(9,061)	(2,638)	(6,423)

Total	3,176	2,449	(727)	$170,133	$139,993	$(30,140)	$5,090	$(35,230)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2008 and 2009 mitigated, but did not completely offset, the expected declines in revenues resulting from the reduction in subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.6 million increase for the six months ended June 30, 2009 was due primarily to an increase in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Six Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$34,548	18.5%	$21,441	13.8%	$(13,107)	(37.9%)
Telecommunications	11,707	6.3%	8,769	5.7%	(2,938)	(25.1%)
Payroll and related	13,187	7.1%	10,917	7.1%	(2,270)	(17.2%)
Stock based compensation	36	0.0%	56	0.0%	20	55.6%
Other	6,074	3.2%	3,062	2.0%	(3,012)	(49.6%)

Total service, rental and maintenance	$65,552	35.1%	$44,245	28.6%	$(21,307)	(32.5%)

FTEs	290		237		(53)	(18.3%)

As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2009 decreased $21.3 million, or 32.5%, from the same period in 2008. The percentage of expense to revenue also decreased primarily due to the following significant variances:

•	Site rent — The decrease of $13.1 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site in 2009, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $2.9 million in telecommunications expenses is due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $2.3 million is due primarily to a reduction in headcount for the six months ended June 30, 2009 compared to the same period in 2008. While total FTEs declined by 53 FTEs from 290 FTEs at June 30, 2008 to 237 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue remained flat during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the one-time payment of the Additional Target Award under the 2006 LTIP. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the six months ended June 30, 2009 also reflects $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.1%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs, shares of common stock and restricted stock issued to certain eligible employees under the Equity Plan. The increase in stock based compensation expenses recognized for the six months ended June 30, 2009 was primarily due to the compensation expenses related to the one-time Additional Target Award under the 2006 LTIP and the amortization of compensation expense for the 2009 LTIP, partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Other — The decrease of $3.0 million in other expenses consist primarily of a decrease in repairs and maintenance expenses of $1.9 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.7 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.4 million in travel and entertainment expenses and various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Six Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$9,961	5.3%	$7,886	5.1%	$(2,075)	(20.8%)
Commissions	3,761	2.0%	2,623	1.7%	(1,138)	(30.3%)
Stock based compensation	89	0.0%	135	0.1%	46	51.7%
Other	1,574	0.9%	1,018	0.6%	(556)	(35.3%)

Total selling and marketing	$15,385	8.2%	$11,662	7.5%	$(3,723)	(24.2%)

FTEs	249		181		(68)	(27.3%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $2.1 million, or 20.8%, for the six months ended June 30, 2009 compared to the same period in 2008. While total FTEs declined by 68 FTEs from 249 FTEs at June 30, 2008 to 181 FTEs at June 30, 2009, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the six months ended June 30, 2009 also reflects $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenues by 0.2%.

Commissions expense decreased $1.1 million, or 30.3%, for the six months ended June 30, 2009 compared to the same period in 2008, which is in line with the decrease in gross placements. Stock based compensation expenses increased for the six months ended June 30, 2009 compared to the same period in 2008 due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.1 million and the amortization of compensation expense for the 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008. The decrease of $0.6 million in other expenses consists primarily of decreases in travel and entertainment expenses, outside services expenses and office expenses, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Six Months Ended June 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$16,811	9.0%	$16,829	10.9%	$18	0.1%
Stock based compensation	437	0.2%	810	0.5%	373	85.4%
Bad debt	1,402	0.8%	1,600	1.0%	198	14.1%
Facility rent	4,272	2.3%	3,074	2.0%	(1,198)	(28.0%)
Telecommunications	2,031	1.1%	1,492	1.0%	(539)	(26.5%)
Outside services	9,943	5.3%	8,577	5.5%	(1,366)	(13.7%)
Taxes, licenses and permits	4,013	2.1%	2,796	1.8%	(1,217)	(30.3%)
Other	3,681	2.0%	7,809	5.0%	4,128	112.1%

Total general and administrative	$42,590	22.8%	$42,987	27.7%	$397	0.9%

FTEs	359		293		(66)	(18.4%)

As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2009 increased $0.4 million, or 0.9%, from the same period in 2008 due primarily to the patent litigation settlement in the second quarter of 2009, partially offset by lower outside services expenses, a decrease in taxes, licenses and permits expenses and office closures. The percentage of expense to revenue increased during the six months ended June 30, 2009 due primarily to payroll and related expenses, outside services expenses and the patent litigation settlement as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. While total FTEs declined by 66 FTEs from 359 FTEs at June 30, 2008 to 293 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees and due to the one-time 2006 LTIP Additional Target Award. Payroll and related expenses for the six months ended June 30, 2009 reflects $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.8%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs, common stock and restricted stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.4 million and as a percentage of revenue during the period. The increase for the six months ended June 30, 2009 was due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.3 million and the amortization of compensation expense for the 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Bad debt — The increase of $0.2 million in bad debt expenses and as a percentage of expense to revenue reflects the Company’s bad debt experience resulting from the overall economic downturn impacting the Company’s customers.

•	Facility rent — The decrease of $1.2 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.5 million in telecommunications expenses reflects continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.4 million in outside services expenses was due primarily to reductions in outsourced customer service of $0.6 million, audit-related and outsourced tax service fees of $0.5 million, temporary help of $0.2 million and other expenses, net of $0.4 million; partially offset by higher legal fees of $0.3 million during the period which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $1.2 million was mainly due to the settlement of various state and local tax audits at amounts lower than the originally estimated liability and lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $4.1 million in other expenses was primarily due to a patent litigation settlement of $4.0 million during the second quarter and lower refunds and credits received of $1.4 million for the six months ended June 30, 2009 compared to the same period in 2008. This increase was offset by a decrease of $0.6 million in office expenses, $0.4 million in lower insurance expenses and $0.3 million decrease in various other expenses, net. This resulted in an increase to expense as a percentage of revenue for the period.

Severance and Restructuring.  Severance and restructuring expenses decreased from $0.3 million for the six months ended June 30, 2008 to $0.2 million for the six months ended June 30, 2009. The $0.2 million consists of $0.1 million for severance charges recorded in accordance with SFAS No. 112, for planned staffing reductions and $0.1 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The provisions of SFAS No. 112 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $24.2 million for the six months ended June 30, 2008 to $22.4 million for the six months ended June 30, 2009. The decrease was primarily due to $1.4 million in lower depreciation for the period from fully depreciated paging infrastructure, partially offset by an increase of $0.1 million in other assets; $0.3 million in lower amortization expense and $0.2 million in lower accretion expense.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the six months ended June 30, 2008 and 2009.

Based on the requirements of SFAS No. 142, Goodwill and Other Intangible Assets, the Company determined that all of its goodwill was impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense (Benefit)

Interest Income, Net.  Net interest income decreased from $1.3 million for the six months ended June 30, 2008 to less than $0.1 million for the six months ended June 30, 2009. This significant decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the six months ended June 30, 2009 reflecting lower prevailing market interest rates in 2009.

Income Tax Expense (Benefit).  The net income tax benefit of $24.4 million for the six months ended June 30, 2009 reflects $12.2 million of income tax expense from ordinary operations offset by $36.6 million of income tax benefit related to the effective settlement of uncertain tax positions, which includes $4.4 million for recognition of a net operating loss carry-back refund claim. Excluding the impact of these reductions in income tax expense, the effective income tax rate from ordinary operations for the six months ended June 30, 2009 was 40.3% and varied by 0.1% from the estimated annual effective income tax rate from ordinary operations of 40.2%. The estimated annual effective income tax rate from ordinary operations as of June 30, 2009 of 40.2% differed from the estimated annual effective income tax rate from ordinary operations as of June 30, 2008 of 40.9% due to changes in state and local income taxes. Excluding the impact of the goodwill impairment recognized in the first quarter of 2008, the effective income tax rate from ordinary operations of 45.5% for the six months ended June 30, 2008 differed by 4.6% from the 2008 estimated annual effective income tax rate from ordinary operations due to the impact of one-time discrete items primarily interest on the liability for uncertain tax positions and foreign dividends.

In April 2009, the Company was informed that the IRS had accepted the Company’s 2005 and 2006 Federal income tax returns as filed. In accordance with the provisions of FIN 48, the Company has determined its uncertain tax positions have been effectively settled. At June 30, 2009, the Company eliminated its liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million) and increased its deferred income tax assets by $135.8 million. In addition, the Company recognized an increase in its valuation allowance of $140.8 million to reduce its adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact was a reduction in income tax expense of $32.6 million for the six months ended June 30, 2009. Also, as a result of the effective settlement, the Company recorded a $4.4 million receivable for a net operating loss carry-back claim that also reduced income tax expense.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extends the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

The Company has not fully evaluated whether to elect the bonus depreciation provisions. This decision must be made by the filing date of the Company’s 2008 and 2009 Federal income tax returns, respectively.

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2009, the Company had cash and cash equivalents of $79.6 million. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at June 30, 2009, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the
	Six Months Ended		Change
	June 30,		Between
	2008	2009	2008 and 2009
	(Dollars in thousands)

Net cash provided by operating activities	$53,490	$52,643	$(847)
Net cash used in investing activities	(7,711)	(10,386)	2,675
Net cash used in financing activities	(24,565)	(37,719)	13,154

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

	For the
	Six Months Ended		Change
	June 30,		Between
	2008	2009	2008 and 2009
	(Dollars in thousands)

Cash received from customers	$186,641	$157,040	$(29,601)

Cash paid for —
Payroll and related costs	50,638	42,181	(8,457)
Site rent costs	32,747	21,008	(11,739)
Telecommunications costs	12,372	8,902	(3,470)
Interest costs	3	—	(3)
Other operating costs	37,391	32,306	(5,085)

	133,151	104,397	(28,754)

Net cash provided by operating activities	$53,490	$52,643	$(847)

Net cash provided by operating activities decreased $0.8 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Cash received from customers decreased $29.6 million for the six months ended June 30, 2009 from the same period in 2008. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $32.0 million partially offset by a net increase of $2.4 million primarily due to the changes in accounts receivable.

The decline in cash received from customers was substantially offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $8.5 million due primarily to a reduction in headcount. Cash paid during the six months ended June 30, 2009 for payroll and related costs includes payment of the cash portion of the one-time Additional Target Award under the 2006 LTIP and the related equivalent cash distributions on March 19, 2009. The lower payroll and related expenses resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $11.7 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its MLA and other lease agreements.

•	Cash payments for telecommunications costs decreased $3.5 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $5.1 million. The decrease in these payments was primarily due to reduction in outside services costs of $2.2 million, reduction in repairs and maintenance costs of $1.8 million, decrease in taxes, licenses and permits costs of $1.2 million, lower facility rent expenses of $1.2 million and lower office expenses of $0.7 million for the six months ended June 30, 2009 compared to the same period in 2008. These reductions were offset by increases in various other costs of $2.0 million, net. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $2.7 million for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to higher capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the six months ended June 30, 2009 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses for the six months ended June 30, 2009 also include $1.0 million for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2009 to be between $16.0 and $18.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities increased $13.2 million for the six months ended June 30, 2009 from the same period in 2008 primarily due to higher cash distributions paid to stockholders during the six months ended June 30, 2009 plus cash used for the Company’s common stock repurchase program. For the six months ended June 30, 2008, the Company paid a total of $0.90 per share of common stock in cash distributions as compared to $1.50 per share of common stock in cash distributions for the same period in 2009.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for 2009. Cash distributions paid as disclosed in the statement of cash flows for the six months ended June 30, 2009 include previously declared cash distributions on shares of vested restricted stock issued in January and April 2008 to the non-executive directors of the Company’s Board of Directors. Cash distributions on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock and RSUs are also forfeited.

			Payment	Per Share	Total
Year	Declaration Date	Record Date	Date	Amount	Amount
					(Dollars in
					thousands)

2009	March 3(1)	March 17	March 31	$1.25	$28,517
	April 29	May 20	June 18	0.25	5,665

Total				$1.50	$34,182

(1)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

Future Cash Distributions to Stockholders.  On July 29, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, to stockholders of record on August 14, 2009 and with a payment date of September 10, 2009. This cash distribution of approximately $5.6 million is expected to be paid from available cash on hand.

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

The Company’s Board of Directors approved a supplement to the common stock repurchase program effective on March 3, 2009. The supplement resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

For the three months and six months ended June 30, 2009, the Company purchased 91,300 shares and 381,967 shares, respectively, of its common stock for approximately $0.8 million and $3.5 million (excluding commissions), respectively. From the inception of the common stock repurchase program through June 30, 2009, the Company has repurchased a total of 4,740,305 shares of its common stock. There was approximately $21.5 million of common stock repurchase authority remaining under the program as of June 30, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  At June 30, 2009, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended June 30, 2008 and 2009 was approximately $18.4 million and $11.2 million, respectively; and $37.6 million and $23.5 million for the six months ended June 30, 2008 and 2009, respectively.

Other Commitments.  USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the condensed consolidated balance sheets.

The Company has effectively settled its uncertain income tax positions (see Note 12). The long-term liability — income taxes for uncertain tax positions of $37.6 million as of March 31, 2009 ($37.2 million as of December 31, 2008) has been reversed. The effective settlement of the long-term liability — income taxes for uncertain tax positions has no impact on the Company’s schedule of total contractual obligations disclosed in its 2008 Annual Report as the long-term liability — income taxes for uncertain tax positions was excluded from the schedule of such total contractual obligations as the Company did not expect the long-term liability — income taxes for uncertain tax positions to result in cash payments.

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

The following amends and restates the description of previously reported legal contingencies in the 2008 Annual Report for which there have been material developments during the quarter ended June 30, 2009.

Settled Lawsuit.  USA Mobility was named a defendant along with eighteen other defendants in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas, Eon Corp. IP Holdings, LLC (“Eon”), No. 608-CV-00385, alleging that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. On July 22, 2009, the Company entered into a settlement of the outstanding litigation and a fully paid, irrevocable license to the two patents for a one-time cash payment of $4.0 million. The litigation settlement of $4.0 million was recorded in general and administrative expenses in the three months ended June 30, 2009.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company argued that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On February 2, 2009, at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court (the “Supreme Court”).

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling in the event that the City’s petition is granted. The Supreme Court is not expected to rule on these petitions until October 2009 at the earliest. If the Company’s petition is denied or if the Ninth Circuit Court’s ruling is not vacated by the Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

The 2002 Superior Court Case remains pending. In May 2009, Nationwide amended its original complaint to add claims relating to the allegation that Nationwide lost business due to defective pagers allegedly supplied by Arch. Nationwide’s amended complaint also added USA Mobility, Inc. as a plaintiff. In June 2009, in response to Nationwide’s amended complaint, the Company served on Nationwide answers, which deny liability, and a counterclaim, which alleges that Nationwide is liable for unpaid invoices. Nationwide denies liability on the counterclaim, and the case now is in discovery. No trial date has been set.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended June 30, 2008 and 2009, the Company paid $3.1 million and $3.0 million, respectively, and the Company paid $6.1 million for both the six months ended June 30, 2008 and 2009, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

At June 30, 2009, the Company had no outstanding debt financing.

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

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2008 Annual Report. The following amends and restates the description of previously reported legal proceedings for which there have been material developments during the quarter ended June 30, 2009.

Settled Lawsuit.  USA Mobility was named a defendant along with eighteen other defendants in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas, Eon Corp. IP Holdings, LLC (“Eon”), No. 608-CV-00385, alleging that the Company infringes two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. On July 22, 2009, the Company entered into a settlement of the outstanding litigation and a fully paid, irrevocable license to the two patents for a one-time cash payment of $4.0 million. The litigation settlement of $4.0 million was recorded in general and administrative expenses in the three months ended June 30, 2009.

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

On July 9, 2008, the Company filed a petition in the Ninth Circuit Court for rehearing or rehearing en banc. The Company argued that the Ninth Circuit Court’s interpretation of the SCA was erroneous and conflicted with Ninth Circuit Court precedent, and that AWOC’s disclosure of the communications was in compliance with the law. At the Ninth Circuit’s direction, the plaintiffs in this action responded to the Company’s petition for rehearing on September 11, 2008. On January 27, 2009, the Ninth Circuit Court denied the Company’s petition for rehearing. On February 2, 2009, at the request of the City, the Ninth Circuit Court issued a stay of its mandate pending the filing of a petition for certiorari with the U.S. Supreme Court (the “Supreme Court”).

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling in the event that the City’s petition is granted. The Supreme Court is not expected to rule on these petitions until October 2009 at the earliest. If the Company’s petition is denied or if the Ninth Circuit Court’s ruling is not vacated by the Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

The 2002 Superior Court Case remains pending. In May 2009, Nationwide amended its original complaint to add claims relating to the allegation that Nationwide lost business due to defective pagers allegedly supplied by Arch. Nationwide’s amended complaint also added USA Mobility, Inc. as a plaintiff. In June 2009, in response to Nationwide’s amended complaint, the Company served on Nationwide answers, which deny liability, and a counterclaim, which alleges that Nationwide is liable for unpaid invoices. Nationwide denies liability on the counterclaim, and the case now is in discovery. No trial date has been set.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2008 Annual Report have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock during the quarter ended June 30, 2009:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of a	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the Publicly
	Shares	Paid Per	Announced Plan	Announced Plan or
Period	Purchased(1)	Share(2)	or Program	Program(3)
				(Dollars in
				thousands)

Balance as of March 31, 2009				$22,314
April 1 through April 30, 2009	91,300	$9.15	91,300	$21,479
May 1 through May 31, 2009	—	—	—	$21,479
June 1 through June 30, 2009	—	—	—	$21,479

Total	91,300	$9.15	91,300

(1)	The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program described in footnote 3 below.

(2)	Average price paid per share excludes commissions.

(3)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective on March 3, 2009 which resets the repurchase authority to $25.0 million as of January 1, 2009 and extends the purchase period through December 31, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 20, 2009, the Company held its Annual Meeting of Stockholders (the “Annual Meeting”). A total of 19,569,701 shares of common stock were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect seven directors and to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. Seven directors were elected to hold office until the next Annual Meeting and until their respective successors have been elected or appointed. Also the appointment of Grant Thornton LLP was ratified. No other business was transacted.

Nominees for election to the Board of Directors were approved by a plurality of the votes properly cast by holders of the common stock present in person or by proxy at the Annual Meeting, each share being entitled to one vote. Abstentions from voting on the election of directors, including broker non-votes, had no effect on the outcome of the election of directors.

The results of the election of the directors and the ratification of the appointment of Grant Thornton LLP were as follows:

	Shares of Common Stock Voted
Election of Directors:	In Favor	Against	Abstained

Nicholas A. Gallopo	19,176,026	—	393,675
Vincent D. Kelly	19,184,524	—	385,177
Brian O’Reilly	12,410,233	—	7,159,468
Matthew Oristano	19,177,918	—	391,783
Thomas L. Schilling	18,645,135	—	924,566
Samme L. Thompson	12,411,398	—	7,158,303
Royce Yudkoff	12,379,604	—	7,190,097

Ratification of Appointment of:
Grant Thornton LLP	19,518,335	42,087	9,279

Item 5.	Other Information

Based upon the required market capitalization criteria at June 30, 2009, the Company has determined that it will remain an accelerated filer for the current year.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: July 30, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 30, 2009(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 30, 2009(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 30, 2009(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 30, 2009(1)

(1)	Filed herewith.