Form 10-Q
period 2009-09-30
USA Mobility, Inc
filed 2009-10-29
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,613,656 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of October 23, 2009.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
	(In thousands)
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$75,032	$95,692
Accounts receivable, net	25,118	20,356
Tax receivables	—	4,411
Prepaid expenses and other	6,226	3,033
Deferred income tax assets, net	6,025	1,171

Total current assets	112,401	124,663
Property and equipment, net	57,867	44,123
Intangible assets, net	6,520	1,442
Deferred income tax assets, net	59,599	41,564
Other assets	4,973	3,228

TOTAL ASSETS	$241,360	$215,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$40,983	$32,586
Customer deposits	1,203	951
Deferred revenue	9,958	8,153

Total current liabilities	52,144	41,690
Other long-term liabilities	48,478	11,509

TOTAL LIABILITIES	100,622	53,199

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	140,736	138,299
Retained earnings	—	23,520

TOTAL STOCKHOLDERS’ EQUITY	140,738	161,821

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,360	$215,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30,		For the Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$83,343	$65,144	$259,564	$209,440
Product sales, net	5,014	4,354	15,626	14,894

Total revenues	88,357	69,498	275,190	224,334

Operating expenses:
Cost of products sold	1,291	1,593	3,780	4,683
Service, rental and maintenance	29,069	20,950	94,621	65,195
Selling and marketing	6,756	5,198	22,141	16,860
General and administrative	20,631	16,050	63,221	59,037
Severance and restructuring	5,063	15	5,361	257
Depreciation, amortization and accretion	11,075	10,689	35,262	33,133
Goodwill impairment	—	—	188,170	—

Total operating expenses	73,885	54,495	412,556	179,165

Operating income (loss)	14,472	15,003	(137,366)	45,169
Interest income, net	471	16	1,721	70
Other income, net	205	185	532	255

Income (loss) before income tax expense (benefit)	15,148	15,204	(135,113)	45,494
Income tax expense (benefit)	12,730	6,003	29,997	(18,434)

Net income (loss)	$2,418	$9,201	$(165,110)	$63,928

Basic net income (loss) per common share	$0.09	$0.40	$(6.01)	$2.79

Diluted net income (loss) per common share	$0.09	$0.40	$(6.01)	$2.74

Basic weighted average common shares outstanding	27,474,156	22,856,951	27,469,145	22,948,850

Diluted weighted average common shares outstanding	27,602,296	23,194,360	27,469,145	23,290,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2008	2009
	(In thousands and unaudited)

Cash flows from operating activities:
Net (loss) income	$(165,110)	$63,928
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	35,262	33,133
Goodwill impairment	188,170	—
Deferred income tax expense	27,871	22,889
Amortization of stock based compensation	884	1,281
Provisions for doubtful accounts, service credits and other	4,566	3,559
Non-cash transaction tax accrual adjustments	(1,717)	(4,879)
(Gain) loss on disposals of property and equipment	(18)	138
Changes in assets and liabilities:
Accounts receivable	(2,388)	1,203
Prepaid expenses and other	2,501	(1,374)
Intangibles and other long-term assets	2,498	461
Accounts payable and accrued liabilities	(6,769)	(4,403)
Customer deposits and deferred revenue	(1,279)	(2,057)
Other long-term liabilities	—	(37,654)

Net cash provided by operating activities	84,471	76,225

Cash flows from investing activities:
Purchases of property and equipment	(14,094)	(12,215)
Proceeds from disposals of property and equipment	176	30

Net cash used in investing activities	(13,918)	(12,185)

Cash flows from financing activities:
Cash distributions to stockholders	(31,367)	(39,843)
Purchase of common stock	—	(3,537)

Net cash used in financing activities	(31,367)	(43,380)

Net increase in cash and cash equivalents	39,186	20,660
Cash and cash equivalents, beginning of period	64,542	75,032

Cash and cash equivalents, end of period	$103,728	$95,692

Supplemental disclosure:
Interest paid	$3	$1

Income taxes paid (state and local)	$413	$437

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

The Company has evaluated subsequent events through October 29, 2009, the date on which the financial statements were issued (see Note 4).

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

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, reduce or eliminate its common stock repurchase program, and/or sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers may

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock and impact the Company’s ability to make future cash distributions to stockholders or repurchase shares of its common stock.

(4) Recent and New Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) 105-10-05 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC 105-10-05 establishes that the FASB ASCTM will become the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the ASC will supersede all then-existing non-SEC accounting and reporting standards. The Company does not anticipate that the ASC will have any impact on the Company’s financial position or results of operations. Effective for the third quarter of 2009 references to legacy GAAP are replaced by references to the ASC, where appropriate.

In September 2009, the FASB ratified the final consensus on Emerging Issues Task Force (“EITF”) Issue 08-1, Revenue Arrangements With Multiple Deliverables, (“Issue 08-1”) which will supersede ASC 605-25 (formerly EITF Issue 00-21, Revenue Arrangements With Multiple Deliverables). Issue 08-1 addresses how arrangement consideration should be allocated to separate units of accounting, when applicable. Although Issue 08-1 retains the criteria from ASC 605-25 for when delivered items in a multiple deliverable arrangement should be considered separate units of accounting, it removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 08-1 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 08-1 was issued as Accounting Standards Update (“ASU”) 2009-13 in October 2009 and amended ASC 605-25. The Company does not anticipate that ASU 2009-13 will have any impact on the Company’s financial position or results of operations.

In September 2009, the FASB ratified the final consensus on EITF Issue 09-3, Software Revenue Recognition, (“Issue 09-3”) which will amend ASC 985-605 (formerly EITF Issue 03-5, Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements). Issue 09-3 excludes from the scope of Issue 09-3 all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. As such, the entire product would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature (e.g., ASC 605-25 (as amended by Issue 08-1)). The final consensus is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply Issue 09-3 prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented. Issue 09-3 was issued as ASU 2009-14 in October 2009. The Company does not anticipate that ASU 2009-14 will have any impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FASB Staff Position (“FSP”) FAS 157-f). ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance.

In May 2009, the FASB issued ASC 855-10-05 (formerly SFAS No. 165, Subsequent Events). ASC 855-10-05 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009 (see Note 1).

In April 2009, the FASB issued three FSPs dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (ASC 820-10-65 formerly FSP FAS 157-4, Determining Fair

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly); ASC 320-10-65 (formerly FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments); and ASC 825-10-65 (formerly FSP FAS 107-1 and FSP APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). These FSPs were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. None of these FSPs are applicable to the Company.

In April 2009, the FASB issued ASC 805-20-25 (formerly FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies). ASC 805-20-25 amends and clarifies ASC 805-10-05 (formerly SFAS No. 141 (revised 2007), Business Combinations). ASC 805-20-25 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805-20-25 will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.

Other ASUs issued during the nine months ended September 30, 2009 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Long-Lived Assets and Other Amortizable Intangible Assets — The Company did not record any impairment of long-lived assets and amortizable intangible assets for the three months and nine months ended September 30, 2008 and 2009.

Other intangible assets were recorded at fair value on the date of acquisition and are being amortized over periods generally ranging from one to five years. Aggregate amortization expense for other intangible assets for the three months ended September 30, 2008 and 2009 was $2.2 million and $2.1 million, respectively; and $6.7 million and $6.4 million for the nine months ended September 30, 2008 and 2009, respectively.

Amortizable intangible assets were comprised of the following at September 30, 2009:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	3	$64,661	$(63,689)	$972
Purchased Federal Communications Commission licenses	5	2,679	(2,648)	31
Other	1	1,361	(922)	439

Total intangible assets, net		$68,701	$(67,259)	$1,442

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months and nine months ended September 30, 2008 and 2009, respectively, were as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Dollars in thousands)

Depreciation	$8,377	$8,211	$27,195	$25,710
Amortization	2,247	2,125	6,739	6,360
Accretion	451	353	1,328	1,063

Total depreciation, amortization and accretion	$11,075	$10,689	$35,262	$33,133

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consisted of the following:

	December 31,	September 30,
	2008	2009
	(Dollars in thousands)

Accounts payable	$908	$1,132
Accrued compensation and benefits	11,046	11,441
Accrued severance and restructuring	3,673	1,103
Accrued network costs	2,980	2,161
Accrued taxes	15,136	9,474
Asset retirement obligations — short-term	3,678	3,379
Accrued other	3,562	3,896

Total accounts payable and accrued liabilities	$40,983	$32,586

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles outstanding state and local taxes with various taxing jurisdictions.

(8) Asset Retirement Obligations — In accordance with ASC 410-20-05 (formerly SFAS No. 143, Accounting for Asset Retirement Obligations), the Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At December 31, 2008, the Company had recognized cumulative asset retirement costs of $8.5 million. During the first quarter of 2009, the Company recorded a net reduction of $0.1 million in asset retirement costs and wrote-off $0.9 million in fully depreciated asset retirement costs. At March 31, 2009, cumulative asset retirement costs were $7.5 million. The asset retirement cost reductions in the first quarter of 2009 decreased paging equipment assets and are being depreciated over the related estimated lives of 9 and 57 months. During the second quarter of 2009, the Company recorded a net decrease of $0.1 million in asset retirement costs. At June 30, 2009, cumulative asset retirement costs were $7.4 million. The asset retirement cost reductions in the second quarter of 2009 decreased paging equipment assets and are being depreciated over the related estimated lives of 6 and 54 months. During the third quarter of 2009, the Company recorded a net decrease of $45,000 in asset retirement costs. At September 30, 2009, cumulative asset retirement costs were $7.4 million. The asset retirement cost reductions in the third quarter of 2009 decreased paging equipment assets and are being depreciated over the related estimated lives of 3 and 51 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2008	$3,678	$9,597	$13,275
Accretion	274	789	1,063
Reductions	(219)	(21)	(240)
Reclassifications	1,306	(1,306)	—
Amounts paid	(1,660)	—	(1,660)

Balance at September 30, 2009	$3,379	$9,059	$12,438

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2009.

(9) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	December 31,	September 30,
	2008	2009
	(Dollars in thousands)

Income taxes for uncertain tax positions	$37,235	$—
Asset retirement obligations — long-term	9,597	9,059
Escheat liability — long-term	1,341	1,061
Other liabilities	305	1,389

Total other long-term liabilities	$48,478	$11,509

The reduction in the liability for income taxes for uncertain tax positions reflected the effective settlement of the Company’s uncertain tax positions as of June 30, 2009 (see Note 12). The increase in other liabilities was primarily due to the cash component of the 2009 Long-Term Incentive Plan (“LTIP”) and the cash distributions related to the restricted stock units (“RSUs”) awarded under the 2009 LTIP.

(10) Stockholders’ Equity — The authorized capital stock of the Company consisted of 75 million shares of common stock and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the nine months ended September 30, 2009 consisted of:

(Dollars in thousands)

Balance at December 31, 2008	$140,738
Net income for the nine months ended September 30, 2009	63,928
Cash distributions declared	(40,408)
Common stock repurchase program	(3,537)
Purchased and retired common stock, net	(181)
Amortization of stock based compensation	1,281

Balance at September 30, 2009	$161,821

General.  At December 31, 2008 and September 30, 2009, there were 22,950,784 and 22,609,577 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2008 and September 30, 2009, there were 266,575 shares of common stock reserved for issuance from time to time to satisfy general unsecured claims under the Arch Wireless, Inc. and subsidiaries (“Arch”) plan of reorganization. For financial reporting purposes, the number of shares reserved for future issuance under the Arch plan of reorganization has been included in the Company’s reported outstanding share balance.

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

At September 30, 2009, the Company had no stock options outstanding.

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

The following table summarizes the activities under the Equity Plan from inception through September 30, 2009:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(329,416)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(44,204)
Common stock(2)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	7,571
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at September 30, 2009	1,244,913

(1)	On November 14, 2008 the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009 the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

2009 LTIP.  On January 6, 2009, the Company’s Board of Directors approved a long-term incentive program that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during the Company’s 2012 calendar year and continued employment with the Company. RSUs were granted under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on January 15, 2009 of $12.01. The Company’s Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K (“2012 Annual Report”) with the SEC.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility. During the second quarter of 2009, 7,571 RSUs and the related cash distributions were forfeited. As of September 30, 2009, there were 321,845 RSUs outstanding.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $3.6 million to expense over the 48-month vesting period. A total of $0.7 million was included in stock based compensation expense for the nine months ended September 30, 2009 in relation to the 2009 LTIP.

Also on January 6, 2009, the Company provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards is 48 months and would be paid on the earlier of a change in control of the Company (as defined in the Equity Plan); or on or after the third business day following the day that the Company files its 2012 Annual Report with the SEC. The Company will ratably amortize the $3.5 million to expense over the 48-month vesting period.

A total of $0.7 million was included in payroll and related expenses for the nine months ended September 30, 2009 for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2006 LTIP.  On February 1, 2006, the Company’s Board of Directors established the 2006 LTIP, which consisted of a cash component and an equity component in the form of restricted stock. Of the total 2006 LTIP award, 80 percent was considered the Initial Target Award and was fully amortized and vested by December 2008. The remaining 20 percent of the total 2006 LTIP award plus the cumulative forfeitures were reserved as a discretionary award (the “Additional Target Award”). In March 2009, the Company’s Board of Directors approved the Additional Target Award. The Company expensed $1.2 million and $0.4 million to payroll and related expenses for the cash award and the related equivalent cash distributions ($8.65 per share), respectively, in March 2009. The Additional Target Award was paid on March 19, 2009.

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

	Expense Type
	Payroll and	Stock Based
Functional Expense Category	Related	Compensation	Total
	(Dollars in thousands)

Service, rental and maintenance	$116	$31	$147
Selling and marketing	301	82	383
General and administrative	1,193	327	1,520

Total	$1,610	$440	$2,050

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

				Per Share	Total
Year	Declaration Date	Record Date	Payment Date	Amount	Amount(1)

2007	October 30	November 8	November 29	$0.65	$2,023

				0.65	2,023

2008	February 13	February 25	March 13	0.65	4,409
	May 2	May 19	June 19	0.25	3,535
	July 31	August 14	September 11	0.25	5,274
	October 29	November 14	December 10	0.25	5,688

				1.40	18,906

2009	March 3	March 17	March 31	1.25	29,524
	April 29	May 20	June 18	0.25	5,491
	July 29	August 14	September 10	0.25	4,781

				1.75	39,796

Total				$3.80	$60,725

(1)	The total amount excludes forfeited cash distributions.

The following table details information on the restricted stock awarded to the Company’s non-executive directors. The shares of restricted stock vest one year from the date of grant and the related cash distributions on the vested restricted stock were paid to the Company’s non-executive directors.

			Restricted	Restricted	Restricted		Restricted Stock	Cash
		Price Per	Stock	Stock	Stock		Awarded and	Distribution
Service Period	Grant Date	Share(1)	Awarded	Forfeited(2)	Vested	Vesting Date	Outstanding	Paid(3)

3Q07	October 1, 2007	$16.87	4,299	(1,186)	(3,113)	October 1, 2008	—	$5,603
4Q07	January 2, 2008	14.30	5,068	(1,398)	(3,670)	January 2, 2009	—	5,138
1Q08	April 1, 2008	7.14	8,756	(1,401)	(7,355)	April 1, 2009	—	14,710
2Q08	July 1, 2008	7.55	6,956	—	(6,956)	July 1, 2009	—	13,912
3Q08	October 1, 2008	11.00	4,772	—	(4,772)	October 1, 2009	—	9,544
4Q08	January 2, 2009	11.57	4,536	—	—	January 2, 2010	4,536	—
1Q09	April 1, 2009	9.21	5,701	—	—	April 1, 2010	5,701	—
2Q09	July 1, 2009	12.76	4,116	—	—	July 1, 2010	4,116	—
3Q09	October 1, 2009	12.88	4,079	—	—	October 1, 2010	4,079	—

			48,283	(3,985)	(25,866)		18,432	$48,907

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors and forfeited 1,292 shares of restricted stock. In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors and forfeited 2,693 shares of restricted stock.

(3)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $0.2 million was included in stock based compensation expense for the nine months ended September 30, 2009 in relation to the restricted stock issued to non-executive directors of the Company’s Board of Directors.

Board of Directors Common Stock.  As of September 30, 2009, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for 2009. Cash distributions paid as disclosed in the statement of cash flows for the nine months ended September 30, 2009 included previously declared cash distributions on shares of vested restricted stock issued in January, April and July 2008 to the non-executive directors of the Company’s Board of Directors. Cash distributions on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock and RSUs are also forfeited.

				Per Share	Total
Year	Declaration Date	Record Date	Payment Date	Amount	Amount
					(Dollars in
					thousands)

2009	March 3(1)	March 17	March 31	$1.25	$28,517
	April 29	May 20	June 18	0.25	5,665
	July 29	August 14	September 10	0.25	5,661

Total				$1.75	$39,843

(1)	The cash distribution included an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

Future Cash Distributions to Stockholders.  On October 28, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock to stockholders of record on November 17, 2009 with a payment date of December 10, 2009. This cash distribution of approximately $5.7 million is expected to be paid from available cash on hand.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2009, the Company did not purchase any shares of its common stock. For the nine months ended September 30, 2009, the Company purchased 381,967 shares of its common stock for approximately $3.5 million (excluding commissions). From the inception of the common stock repurchase program through September 30, 2009, the Company has repurchased a total of 4,740,305 shares of its common stock. There was approximately $21.5 million of common stock repurchase authority remaining under the program as of September 30, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Additional Paid-in Capital.  For the nine months ended September 30, 2009, additional paid-in capital decreased by $2.4 million due to the common stock repurchase program and repurchase of common stock awarded under the 2006 LTIP Additional Target Award; all of which were offset by the amortization of stock based compensation.

Net Income (Loss) per Common Share.  Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2009, the Company acquired a total of 17,104 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the common stock awarded in March 2009 related to the Additional Target Award under the 2006 LTIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of September 30, 2009. Also, 381,967 shares of common stock repurchased by the Company during the nine months ended September 30, 2009, under its common stock repurchase program, were retired and excluded from the Company’s reported outstanding share balance as of September 30, 2009. For the three months and nine months ended September 30, 2008, the effect of 66,005 and 71,787, respectively, of potential dilutive common shares was not included in the calculation for diluted net income (loss) per share as the impact is anti-dilutive. The components of basic and diluted net income (loss) per common share for the three months and nine months ended September 30, 2008 and 2009 were as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Dollars in thousands, except
	share and per share amounts)

Net income (loss)	$2,418	$9,201	$(165,110)	$63,928

Weighted average shares of common stock outstanding	27,474,156	22,856,951	27,469,145	22,948,850
Dilutive effect of restricted stock and RSUs	128,140	337,409	—	341,349

Weighted average shares of common stock and common stock equivalents	27,602,296	23,194,360	27,469,145	23,290,199

Net income (loss) per common share
Basic	$0.09	$0.40	$(6.01)	$2.79

Diluted	$0.09	$0.40	$(6.01)	$2.74

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized in accordance with the fair value provisions of ASC 718-10-10 (formerly SFAS No. 123R, Share-Based Payment), over the instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the three months and nine months ended September 30, 2008 and 2009, respectively:

	For the		For the
	Three Months		Nine Months Ended
	Ended September 30,		September 30,
Functional Expense Category	2008	2009	2008	2009
	(Dollars in thousands)

Service, rental and maintenance	$19	$13	$55	$69
Selling and marketing	49	26	138	161
General and administrative	253	241	691	1,051

Total stock based compensation	$321	$280	$884	$1,281

Stock based compensation expense for the nine months ended September 30, 2009 included $0.4 million for the fair value of common stock issued to certain members of management as part of the Additional Target Award of the 2006 LTIP.

(12) Income Taxes — The Company files its tax returns as prescribed by the laws of the jurisdictions in which it operates. The Company operates throughout the U.S. and has minor operations in Canada. The Internal Revenue Service (“IRS”) has completed audits of the periods ended November 16, 2004, December 31, 2005 and 2006. The IRS accepted the Company’s Federal consolidated income tax returns as filed. The Company received the final no change letter on April 15, 2009 for the 2005 and 2006 audits, and in accordance with ASC 740-10-25 (formerly the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes), an interpretation of ASC 740-10-05 (formerly SFAS No. 109, Accounting for Income Taxes), the Company determined that its uncertain tax positions have been effectively settled. At June 30, 2009, the Company reversed its accrual for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million), and recognized an additional $135.8 million in deferred income tax assets. As required by ASC 740-10-05, the Company has determined that its deferred income tax assets may not be fully recoverable and increased the valuation allowance by $140.8 million to reduce the deferred income tax assets to their estimated recoverable amounts. At June 30, 2009, income tax expense was reduced by $37.0 million to reflect the effective settlement of its uncertain tax positions, which included a $4.4 million tax benefit and a related receivable for a net operating loss carry-back claim.

The Company evaluates the recoverability of its deferred income tax assets and is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the Company’s deferred income tax assets will be realized in future periods. Management has concluded that not all of its deferred income tax assets would be recoverable. As of December 31, 2008, the Company had a valuation allowance of $66.7 million, which decreased the deferred income tax assets to their estimated recoverable amounts. During the second quarter of 2009, in light of the effective settlement of the accrual for uncertain tax positions, management recorded an increase in deferred income tax assets of $135.8 million and an increase to its valuation allowance by $140.8 million to arrive at an amount which management believes is more likely than not to be realized. For the nine months ended September 30, 2009, other net increases to the valuation allowance were $1.0 million. At September 30, 2009, the valuation allowance totals $208.5 million, and the net deferred income tax assets were $42.7 million.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 Federal income tax returns. The decision for 2009 must be made by the filing date of the Company’s 2009 Federal income tax return in 2010.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income and certain discrete items.

(13) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended September 30, 2008 and 2009, the Company paid $3.0 million and $3.1 million, respectively, and the Company paid $9.3 million and $9.2 million for the nine months ended September 30, 2008 and 2009, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

(14) Segment Reporting — USA Mobility currently has one operating segment: domestic operations.

(15) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

The following amends and restates the description of previously reported legal contingencies in the 2008 Annual Report for which there have been material developments during the quarter ended September 30, 2009.

Settled Lawsuit.  USA Mobility was named a defendant along with eighteen other defendants in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas, Eon Corp. IP Holdings, LLC, No. 608-CV-00385, alleging that the Company infringes on two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. On July 22, 2009, the Company entered into a settlement of the outstanding litigation and a fully paid, irrevocable license for the two patents for a one-time cash payment of $4.0 million. The litigation settlement of $4.0 million was recorded in general and administrative expenses in the three months ended June 30, 2009. The $4.0 million cash payment was made in July 2009.

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

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling in the event that the City’s petition is granted. Although the plaintiffs initially declined to file a response to these petitions, the Supreme Court recently directed them to respond to the arguments of the City and the Company. The Supreme Court is not expected to rule on these petitions until November 2009 at the earliest. If the Company’s petition is denied or if the Ninth Circuit Court’s ruling is not vacated by the Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  In June 2002, Nationwide Paging, Inc. (“Nationwide”) filed a three-count civil action in Massachusetts Superior Court against defendants Arch Wireless Inc., and Paging Network, Inc. (collectively “AWI”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”). Nationwide sought a declaration of the amount of money it owes to AWI, and also claimed damages arising from alleged billing errors dating back to 1999 and 2000. AWI denied liability. An indirect AWI subsidiary, AWOC, filed counterclaims against Nationwide, seeking more than $400,000 for unpaid invoices.

In May 2009, the Superior Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001,which caused Nationwide lost profits of $6.9 million. The amended complaint added USA Mobility, Inc. (the “Company”) as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaim, and the case now is in discovery. No trial date has been set.

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

Sales and Marketing

USA Mobility markets and distributes its services through a direct sales force and a small indirect sales channel.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2008		2009		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	2,675	89.1%	2,226	90.9%	2,110	91.9%
Indirect	327	10.9%	223	9.1%	187	8.1%

Total	3,002	100.0%	2,449	100.0%	2,297	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2008		2009		2009
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	159	5.9%	126	5.7%	118	5.6%
4 to 10 Units	97	3.6%	75	3.4%	70	3.3%
11 to 50 Units	236	8.8%	183	8.2%	168	8.0%
51 to 100 Units	144	5.4%	112	5.0%	104	4.9%
101 to 1000 Units	716	26.8%	580	26.1%	546	25.9%
> 1000 Units	1,323	49.5%	1,150	51.7%	1,104	52.3%

Total direct units in service	2,675	100.0%	2,226	100.0%	2,110	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2008		2009		2009
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	2,717	90.5%	2,218	90.6%	2,085	90.8%
Two-way messaging	285	9.5%	231	9.4%	212	9.2%

Total	3,002	100.0%	2,449	100.0%	2,297	100.0%

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2008		2009		2009
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	2,511	83.6%	2,094	85.5%	1,986	86.5%
Owned by subscribers	164	5.5%	132	5.4%	124	5.4%
Owned by indirect customers or their subscribers	327	10.9%	223	9.1%	187	8.1%

Total	3,002	100.0%	2,449	100.0%	2,297	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2008		June 30, 2009		September 30, 2009
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	84	219	81	210	73	189
Indirect	19	58	11	40	8	44

Total	103	277	92	250	81	233

The following table sets forth information on the disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	September 30,	June 30,	September 30,
Account Size	2008	2009	2009

1 to 3 Units	(7.0%)	(7.9%)	(6.9%)
4 to 10 Units	(6.7%)	(7.9%)	(6.7%)
11 to 50 Units	(7.4%)	(8.2%)	(7.7%)
51 to 100 Units	(7.5%)	(10.1%)	(7.6%)
101 to 1000 Units	(4.6%)	(7.4%)	(5.9%)
> 1000 Units	(3.7%)	(3.1%)	(4.0%)

Total direct net unit loss%	(4.8%)	(5.5%)	(5.2%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	September 30,	June 30,	September 30,
Distribution Channel	2008	2009	2009

Direct	$9.16	$9.21	$9.10
Indirect	4.96	6.60	6.74
Consolidated	8.69	8.96	8.89

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The increase in consolidated ARPU for the quarter ended September 30, 2009 from the quarter ended September 30, 2008 was due primarily to the positive impact to ARPU resulting from selected price increases implemented starting in June 2008, partially offset by the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. One-time price increases that were implemented for smaller customers in certain channels and improvements in the rate of service credits positively impacted ARPU beginning in second quarter of 2008 through the third quarter of 2009. In addition, in 2009, the Company implemented price increases in the indirect channel. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels during 2009 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
	September 30,	June 30,	September 30,
Account Size	2008	2009	2009

1 to 3 Units	$14.72	$15.07	$14.98
4 to 10 Units	13.92	14.30	14.24
11 to 50 Units	11.40	11.65	11.54
51 to 100 Units	10.36	10.13	10.06
101 to 1000 Units	8.91	9.04	8.89
> 1000 Units	7.72	7.80	7.76

Total direct ARPU	$9.16	$9.21	$9.10

Operations

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunications expenses to deliver messages over the Company’s networks and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct sales force and indirect sales channel and marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commissions expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses, taxes, licenses and permits expenses and outside services expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For both the three months and nine months ended September 30, 2009, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses. Payroll and related expenses for the nine months ended September 30, 2009 also reflected $1.6 million related to the one-time payment of the 2006 Long-Term Incentive Plan (“LTIP”) Additional Target Award.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 19% from 839 full time equivalent employees (“FTEs”) at September 30, 2008 to 683 FTEs at September 30, 2009. The Company anticipates continued staffing reductions through the remainder of 2009.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $62.8 million and $43.8 million for the three months ended September 30, 2008 and 2009, respectively; and $189.1 million and $146.0 million for the nine months ended September 30, 2008 and 2009, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended September 30, 2008 and 2009

	For the Three Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$83,343	94.3%	$65,144	93.7%	$(18,199)	(21.8%)
Product sales, net	5,014	5.7%	4,354	6.3%	(660)	(13.2%)

Total	$88,357	100.0%	$69,498	100.0%	$(18,859)	(21.3%)

Selected operating expenses:
Cost of products sold	$1,291	1.5%	$1,593	2.3%	$302	23.4%
Service, rental and maintenance	29,069	32.9%	20,950	30.1%	(8,119)	(27.9%)
Selling and marketing	6,756	7.7%	5,198	7.5%	(1,558)	(23.1%)
General and administrative	20,631	23.3%	16,050	23.1%	(4,581)	(22.2%)
Severance and restructuring	5,063	5.7%	15	0.0%	(5,048)	(99.7%)

Total	$62,810	71.1%	$43,806	63.0%	$(19,004)	(30.3%)

FTEs	839		683		(156)	(18.6%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $88.4 million and $69.5 million for the three months ended September 30, 2008 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended
	September 30,
	2008	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$61,830	$49,066
Two-way messaging	13,538	10,087

	75,368	59,153

Indirect:
One-way messaging	3,509	2,863
Two-way messaging	1,656	1,292

	$5,165	$4,155

Total paging:
One-way messaging	$65,339	$51,929
Two-way messaging	15,194	11,379

Total paging revenue	80,533	63,308
Non-paging revenue	2,810	1,836

Total service, rental and maintenance revenues, net	$83,343	$65,144

The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2008 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Three Months Ended
	As of September 30,			September 30,			Change Due To:
Service Type	2008	2009	Change	2008(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	2,717	2,085	(632)	$65,339	$51,929	$(13,410)	$1,668	$(15,078)
Two-way messaging	285	212	(73)	15,194	11,379	(3,815)	(136)	(3,679)

Total	3,002	2,297	(705)	$80,533	$63,308	$(17,225)	$1,532	$(18,757)

(1)	Amounts shown exclude non-paging and product sales revenues.

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

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The increase for the three months ending September 30, 2009 compared to the same period in 2008 was due primarily to adjustments made for sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$15,463	17.5%	$10,422	15.0%	$(5,041)	(32.6%)
Telecommunications	5,072	5.8%	3,945	5.7%	(1,127)	(22.2%)
Payroll and related	5,827	6.6%	4,988	7.2%	(839)	(14.4%)
Stock based compensation	19	0.0%	13	0.0%	(6)	(31.6%)
Other	2,688	3.0%	1,582	2.2%	(1,106)	(41.1%)

Total service, rental and maintenance	$29,069	32.9%	$20,950	30.1%	$(8,119)	(27.9%)

FTEs	263		226		(37)	(14.1%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2009 decreased $8.1 million, or 27.9%, from the same period in 2008. The percentage of expense to revenue also decreased primarily due to the following significant variances:

•	Site rent — The decrease of $5.0 million in site rent expenses was primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower default rent per site in 2009, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $1.1 million in telecommunications expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $0.8 million was due primarily to a reduction in headcount for the three months ended September 30, 2009 compared to the same period in 2008. While total FTEs declined by 37 FTEs from 263 FTEs at September 30, 2008 to 226 FTEs at September 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) issued to certain eligible employees under the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). The reduction in stock based compensation expenses recognized for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008, partially offset by the amortization of compensation expense for the 2009 LTIP.

•	Other — The decrease of $1.1 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $0.6 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.3 million due to a reduction of third party services used in negotiating site lease cost reductions and a net reduction of $0.2 million in various other expenses.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$4,317	4.9%	$3,366	4.9%	$(951)	(22.0%)
Commissions	1,742	2.0%	1,328	1.9%	(414)	(23.8%)
Stock based compensation	49	0.1%	26	0.0%	(23)	(46.9%)
Other	648	0.7%	478	0.7%	(170)	(26.2%)

Total selling and marketing	$6,756	7.7%	$5,198	7.5%	$(1,558)	(23.1%)

FTEs	227		177		(50)	(22.0%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $1.0 million, or 22.0%, for the three months ended September 30, 2009, compared to the same period in 2008. While total FTEs declined by 50 FTEs from 227 FTEs at September 30, 2008 to 177 FTEs at September 30, 2009, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in FTEs with expenses as a percentage of revenue remaining flat compared to the same period in 2008.

Commissions expenses decreased $0.4 million, or 23.8%, for the three months ended September 30, 2009 compared to the same period in 2008, which is generally in line with the decrease in gross placements. Stock based compensation expenses decreased for the three months ended September 30, 2009 compared to the same period in 2008 due primarily to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008, partially offset by amortization of compensation expense for the 2009 LTIP. The decrease of $0.2 million in other expenses consisted primarily of decreases in travel and entertainment expenses, outside services expenses, advertising expenses and office expenses, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$7,847	8.9%	$7,213	10.4%	$(634)	(8.1%)
Stock based compensation	253	0.3%	241	0.4%	(12)	(4.7%)
Bad debt	680	0.8%	699	1.0%	19	2.8%
Facility rent	1,937	2.2%	1,457	2.1%	(480)	(24.8%)
Telecommunications	936	1.0%	720	1.0%	(216)	(23.1%)
Outside services	4,632	5.2%	3,269	4.7%	(1,363)	(29.4%)
Taxes, licenses and permits	2,216	2.5%	(680)	(1.0%)	(2,896)	(130.7%)
Other	2,130	2.4%	3,131	4.5%	1,001	47.0%

Total general and administrative	$20,631	23.3%	$16,050	23.1%	$(4,581)	(22.2%)

FTEs	349		280		(69)	(19.8%)

As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2009 decreased $4.6 million, or 22.2%, from the same period in 2008 due primarily to a net credit in taxes, licenses and permits expenses due to the one-time resolution of various state and local tax issues and audits at amounts lower than the originally estimated liability, lower outside services expenses, lower payroll and related expenses and lower facility rent expenses due to office closures. The percentage of expense to revenue decreased slightly during the three months ended September 30, 2009 as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $0.6 million due primarily to a reduction in headcount for the three months ended September 30, 2009 compared to the same period in 2008. While total FTEs declined by 69 FTEs from 349 FTEs at September 30, 2008 to 280 FTEs at September 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and restricted stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased during the period and increased slightly as a percentage to revenue. The decrease for the three months ended September 30, 2009 compared to the same period in 2008 was due primarily to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008 and lower amortization of compensation expense for the quarterly Board of Directors’ fees payable in restricted stock to the non-executive directors. This was partially offset by amortization of compensation expense for the 2009 LTIP.

•	Bad debt — The increase in bad debt expenses and as a percentage of expense to revenue reflected the Company’s bad debt experience resulting from the overall economic downturn impacting the Company’s customers.

•	Facility rent — The decrease of $0.5 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.2 million in telecommunications expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.4 million in outside services expenses was due primarily to reductions in audit-related and outsourced tax service fees of $0.5 million, outsourced customer service of $0.4 million, legal fees of $0.2 million, temporary help of $0.1 million and other expenses, net of $0.2 million.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $2.9 million was mainly due to the one-time resolution of $2.3 million of various state and local tax issues and audits at amounts lower than the originally estimated liability and lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $1.0 million in other expenses was primarily due to one-time net miscellaneous adjustments of $1.3 million for the three months ended September 30, 2009 compared to the same period in 2008. This was partially offset by a decrease of $0.2 million in office expenses and $0.1 million in lower insurance expenses. This resulted in the increase as a percentage of revenue for the period.

Severance and Restructuring.  Severance and restructuring expenses decreased from $5.1 million for the three months ended September 30, 2008 to $15,000 for the three months ended September 30, 2009. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 420-10-05 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities), $15,000 reflected restructuring costs associated with the terminations of certain lease agreements for transmitter locations for the three months ended September 30, 2009 compared to $0.7 million recorded for the same period in 2008. The provisions of ASC 712-10-05 (formerly SFAS No. 112, Employers’ Accounting for Post-employment Benefits) require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. The Company did not record any severance expenses for the three months ended September 30, 2009 compared to $4.4 million recorded for the same period in 2008, which included amounts for expected terminations in 2009.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $11.1 million for the three months ended September 30, 2008 to $10.7 million for the three months ended September 30, 2009. The decrease was primarily due to $0.4 million in lower depreciation expense for the period from fully depreciated paging infrastructure, partially offset by an increase of $0.2 million in depreciation expense for other assets; $0.1 million in lower amortization expense and $0.1 million in lower accretion expense.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the three months ended September 30, 2008 and 2009.

Interest Income, Net and Income Tax Expense (Benefit)

Interest Income, Net.  Net interest income decreased from $0.5 million for the three months ended September 30, 2008 to $16,000 for the three months ended September 30, 2009. This significant decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended September 30, 2009 reflecting lower prevailing market interest rates during the third quarter of 2009.

Income Tax Expense (Benefit).  Income tax expense decreased from $12.7 million for the three months ended September 30, 2008 to $6.0 million for the three months ended September 30, 2009. Income tax expense for the three months ended September 30, 2008 included a charge of $7.3 million to increase the valuation allowance to reduce the deferred income tax assets to their expected realizable amount. This increase was due to the completion of the Company’s annual long-range plan (“LRP”) for 2008 during the third quarter of 2008. The 2009 LRP has not been completed as of the third quarter of 2009 and it is possible the deferred income tax asset valuation allowance may be adjusted during the fourth quarter of 2009, when the 2009 LRP is completed. The effective income tax rate for the three months ended September 30, 2009 of 39.5% differed significantly from the effective income tax rate of

84.0% for the same period in 2008. This was due to the $7.3 million charge to income tax expense in the third quarter of 2008 to increase the deferred income tax asset valuation allowance. This charge increased the effective tax rate from 36.3% to 84.0% for the three months ended September 30, 2008.

The 2009 estimated annual effective income tax rate from ordinary operations as of September 30, 2009 of 40.1% is comparable to the 2008 estimated annual effective income tax rate from ordinary operations of 39.9%.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extends the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 Federal income tax returns. The decision for 2009 must be made by the filing date of the Company’s 2009 Federal income tax return in 2010.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Nine Months Ended September 30, 2008 and 2009

	For the Nine Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$259,564	94.3%	$209,440	93.4%	$(50,124)	(19.3%)
Product sales, net	15,626	5.7%	14,894	6.6%	(732)	(4.7%)

Total	$275,190	100.0%	$224,334	100.0%	$(50,856)	(18.5%)

Selected operating expenses:
Cost of products sold	$3,780	1.4%	$4,683	2.1%	$903	23.9%
Service, rental and maintenance	94,621	34.4%	65,195	29.1%	(29,426)	(31.1%)
Selling and marketing	22,141	8.0%	16,860	7.5%	(5,281)	(23.9%)
General and administrative	63,221	23.0%	59,037	26.3%	(4,184)	(6.6%)
Severance and restructuring	5,361	1.9%	257	0.1%	(5,104)	(95.2%)

Total	$189,124	68.7%	$146,032	65.1%	$(43,092)	(22.8%)

FTEs	839		683		(156)	(18.6%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were $275.2 million and $224.3 million for the nine months ended September 30, 2008 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Nine Months Ended
	September 30,
	2008	2009

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$190,369	$156,849
Two-way messaging	43,124	32,509

	233,493	189,358

Indirect:
One-way messaging	10,938	9,969
Two-way messaging	6,235	3,974

	$17,173	$13,943

Total paging:
One-way messaging	$201,307	$166,818
Two-way messaging	49,359	36,483

Total paging revenue	250,666	203,301
Non-paging revenue	8,898	6,139

Total service, rental and maintenance revenues, net	$259,564	$209,440

The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2008 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of September 30,			For the Nine Months Ended September 30,			Change Due To:
Service Type	2008	2009	Change	2008(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	2,717	2,085	(632)	$201,307	$166,818	$(34,489)	$8,459	$(42,948)
Two-way messaging	285	212	(73)	49,359	36,483	(12,876)	(3,109)	(9,767)

Total	3,002	2,297	(705)	$250,666	$203,301	$(47,365)	$5,350	$(52,715)

(1)	Amounts shown exclude non-paging and product sales revenues.

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

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.9 million increase for the nine months ended September 30, 2009 compared to the same period in 2008 was due primarily to adjustments made for sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Nine Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$50,011	18.2%	$31,863	14.2%	$(18,148)	(36.3%)
Telecommunications	16,779	6.1%	12,714	5.7%	(4,065)	(24.2%)
Payroll and related	19,014	6.9%	15,905	7.1%	(3,109)	(16.4%)
Stock based compensation	55	0.0%	69	0.0%	14	25.5%
Other	8,762	3.2%	4,644	2.1%	(4,118)	(47.0%)

Total service, rental and maintenance	$94,621	34.4%	$65,195	29.1%	$(29,426)	(31.1%)

FTEs	263		226		(37)	(14.1%)

As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2009 decreased $29.4 million, or 31.1%, from the same period in 2008. The percentage of expense to revenue also decreased primarily due to the following significant variances:

•	Site rent — The decrease of $18.1 million in site rent expenses was primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site in 2009, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $4.1 million in telecommunications expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $3.1 million was due primarily to a reduction in headcount for the nine months ended September 30, 2009 compared to the same period in 2008. While total FTEs declined by 37 FTEs from 263 FTEs at September 30, 2008 to 226 FTEs at September 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the one-time payment of the Additional Target Award under the 2006 LTIP. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the nine months ended September 30, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.1%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs, shares of common stock and restricted stock issued to certain eligible employees under the Equity Plan. The increase in stock based compensation expenses recognized for the nine months ended September 30, 2009 was primarily due to the compensation expenses related to the one-time Additional Target Award under the 2006 LTIP and the amortization of compensation expense for the 2009 LTIP, partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Other — The decrease of $4.1 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $2.5 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $1.0 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.6 million in various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Nine Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$14,278	5.2%	$11,252	5.0%	$(3,026)	(21.2%)
Commissions	5,503	1.9%	3,951	1.7%	(1,552)	(28.2%)
Stock based compensation	138	0.1%	161	0.1%	23	16.7%
Other	2,222	0.8%	1,496	0.7%	(726)	(32.7%)

Total selling and marketing	$22,141	8.0%	$16,860	7.5%	$(5,281)	(23.9%)

FTEs	227		177		(50)	(22.0%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $3.0 million, or 21.2%, for the nine months ended September 30, 2009 compared to the same period in 2008. While total FTEs declined by 50 FTEs from 227 FTEs at September 30, 2008 to 177 FTEs at September 30, 2009, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the nine months ended September 30, 2009 also reflected $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenues by 0.1%.

Commissions expense decreased $1.6 million, or 28.2%, for the nine months ended September 30, 2009 compared to the same period in 2008, which is generally in line with the decrease in gross placements. Stock based compensation expenses increased for the nine months ended September 30, 2009 compared to the same period in 2008 due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.1 million and the amortization of compensation expense for the 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008. The decrease of $0.7 million in other expenses consisted primarily of a decrease in outside services expenses of $0.2 million, a decrease in travel and entertainment expenses of $0.2 million, a decrease in office expenses of $0.2 million and a decrease in all other expenses, net of $0.1 million, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Nine Months Ended September 30,
	2008		2009		Change Between
		% of		% of	2008 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$24,657	8.9%	$24,042	10.7%	$(615)	(2.5%)
Stock based compensation	691	0.2%	1,051	0.5%	360	52.1%
Bad debt	2,082	0.8%	2,299	1.0%	217	10.4%
Facility rent	6,209	2.3%	4,531	2.0%	(1,678)	(27.0%)
Telecommunications	2,967	1.1%	2,212	1.0%	(755)	(25.4%)
Outside services	14,575	5.3%	11,846	5.3%	(2,729)	(18.7%)
Taxes, licenses and permits	6,229	2.3%	2,116	0.9%	(4,113)	(66.0%)
Other	5,811	2.1%	10,940	4.9%	5,129	88.3%

Total general and administrative	$63,221	23.0%	$59,037	26.3%	$(4,184)	(6.6%)

FTEs	349		280		(69)	(19.8%)

As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2009 decreased $4.2 million, or 6.6%, from the same period in 2008 due primarily to a decrease in taxes, licenses and permits expenses, lower outside services expenses, and lower facility rent expenses; all of which were partially offset by an increase in other expenses due to a patent litigation settlement and lower refunds and credits received for the nine months of September 30, 2009. The percentage of expense to revenue increased during the nine months ended September 30, 2009 due primarily to payroll and related expenses and other expenses as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $0.6 million due primarily to a reduction in headcount for the nine months ended September 30, 2009 compared to the same period in 2008. While total FTEs declined by 69 FTEs from 349 FTEs at September 30, 2008 to 280 FTEs at September 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees and due to the one-time 2006 LTIP Additional Target Award. Payroll and related expenses for the nine months ended September 30, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.5%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs, common stock and restricted stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.4 million and as a percentage of revenue during the period. The increase for the nine months ended September 30, 2009 was due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.3 million and the amortization of compensation expense for the 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Bad debt — The increase of $0.2 million in bad debt expenses and as a percentage of expense to revenue reflected the Company’s bad debt experience resulting from the overall economic downturn impacting the Company’s customers.

•	Facility rent — The decrease of $1.7 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.8 million in telecommunications expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $2.7 million in outside services expenses was due primarily to reductions in audit-related and outsourced tax service fees of $1.0 million, outsourced customer service of $0.9 million, temporary help of $0.3 million and other expenses, net of $0.6 million; partially offset by higher legal fees of $0.1 million which resulted in the expenses as a percentage of revenue remaining flat for the period.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $4.1 million was mainly due to the one-time resolution of $2.8 million of various state and local tax issues and audits at amounts lower than the originally estimated liability and lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $5.1 million in other expenses was due primarily to a patent litigation settlement of $4.0 million during the second quarter of 2009 and lower refunds and credits received of $2.9 million for the nine months ended September 30, 2009 compared to the same period in 2008. This increase was offset by a decrease of $0.8 million in office expenses, $0.5 million in lower insurance expenses and $0.5 million decrease in various other expenses, net. This resulted in an increase to expense as a percentage of revenue for the period.

Severance and Restructuring.  Severance and restructuring expenses decreased from $5.4 million for the nine months ended September 30, 2008 to $0.3 million for the nine months ended September 30, 2009. The $0.3 million consisted of $0.1 million for severance charges recorded during the nine months ended September 30, 2009 in accordance with ASC 712-10-05 (formerly SFAS No. 112) for planned staffing reductions, compared to $4.4 million recorded for the same period in 2008 which included amounts for expected terminations in 2009; and $0.2 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations, compared to $1.0 million recorded for the nine months ended September 30, 2008 in accordance with ASC 420-10-05 (formerly SFAS No. 146). The provisions of ASC 712-10-05 require the Company to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased from $35.3 million for the nine months ended September 30, 2008 to $33.1 million for the nine months ended September 30, 2009. The decrease was primarily due to $1.5 million in lower depreciation expense for the period from fully depreciated paging infrastructure; $0.4 million in lower amortization expense and $0.3 million in lower accretion expense.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the nine months ended September 30, 2008 and 2009.

Based on the requirements of ASC 350-10-05 (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the Company determined that all of its goodwill was impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax Expense (Benefit)

Interest Income, Net.  Net interest income decreased from $1.7 million for the nine months ended September 30, 2008 to less than $0.1 million for the nine months ended September 30, 2009. This significant decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the nine months ended September 30, 2009 reflecting lower prevailing market interest rates in 2009.

Income Tax Expense (Benefit).  Income tax expense decreased from $30.0 million for the nine months ended September 30, 2008 to a net income tax benefit of $18.4 million for the nine months ended September 30, 2009. Income tax expense for the nine months ended September 30, 2008 included $7.3 million of income tax expense that increased the valuation allowance. This increase was due to the completion of the Company’s annual LRP for 2008 during the third quarter of 2008 and reflected revisions to the Company’s expected recoverability of its deferred income tax assets.

The net income tax benefit of $18.4 million for the nine months ended September 30, 2009 reflected $18.2 million of income tax expense from ordinary operations offset by $36.6 million of income tax benefit related to the effective settlement of uncertain tax positions, which included $4.4 million for recognition of a net operating loss carry-back refund claim. Excluding the impact of these reductions in income tax expense, the effective income tax rate from ordinary operations for the nine months ended September 30, 2009 was 40.1%, which is the estimated annual effective income tax rate from ordinary operations.

In April 2009, the Company was informed that the IRS had accepted the Company’s 2005 and 2006 Federal income tax returns as filed. The Company has determined its uncertain tax positions have been effectively settled. At June 30, 2009, the Company eliminated its accrual for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million) and increased its deferred income tax assets by $135.8 million. In addition, the Company recognized an increase in its valuation allowance of $140.8 million to reduce its adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact was a reduction in income tax expense of $32.2 million for the nine months ended September 30, 2009. Also, as a result of the effective settlement, the Company recorded a $4.4 million receivable for a net operating loss carry-back claim.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extends the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 Federal income tax returns. The decision for 2009 must be made by the filing date of the Company’s 2009 Federal income tax return in 2010.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2009, the Company had cash and cash equivalents of $95.7 million. The available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the Company has approximately $6.0 to $7.0 million of its cash and cash equivalents in non-interest bearing operating accounts that are with third party financial institutions. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at September 30, 2009, should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce or eliminate its cash distributions to stockholders, reduce or eliminate its common stock repurchase program, and/or sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the Nine Months Ended		Change
	September 30,		Between
	2008	2009	2008 and 2009
	(Dollars in thousands)

Net cash provided by operating activities	$84,471	$76,225	$(8,246)
Net cash used in investing activities	(13,918)	(12,185)	(1,733)
Net cash used in financing activities	(31,367)	(43,380)	12,013

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

	For the Nine Months Ended		Change
	September 30,		Between
	2008	2009	2008 and 2009
	(Dollars in thousands)

Cash received from customers	$275,949	$226,954	$(48,995)

Cash paid for:
Payroll and related costs	69,102	57,331	(11,771)
Site rent costs	48,214	30,939	(17,275)
Telecommunications costs	17,634	13,274	(4,360)
Interest costs	3	1	(2)
Other operating costs	56,525	49,184	(7,341)

	191,478	150,729	(40,749)

Net cash provided by operating activities	$84,471	$76,225	$(8,246)

Net cash provided by operating activities decreased $8.2 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Cash received from customers decreased $49.0 million for the nine months ended September 30, 2009 from the same period in 2008. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $50.9 million partially offset by a net increase of $1.9 million primarily due to the changes in accounts receivable.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $11.8 million due primarily to a reduction in headcount. Cash paid during the nine months ended September 30, 2009 for payroll and related costs included payment of the cash portion of the one-time Additional Target Award under the 2006 LTIP and the related equivalent cash distributions on March 19, 2009. The lower payroll and related costs resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $17.3 million. This decrease was due primarily to lower site rent costs for leased locations as the Company rationalized its network and incurred lower payments under its MLA and other lease agreements.

•	Cash payments for telecommunications costs decreased $4.4 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $7.3 million. The decrease in these payments was primarily due to reduction in taxes, licenses and permits costs of $4.1 million, a decrease in outside services costs of $3.9 million, reduction in repairs and maintenance costs of $2.4 million, lower facility rent costs of $1.7 million and lower office costs of $1.0 million for the nine months ended September 30, 2009 compared to the same period in 2008. These reductions were offset by increases in various other costs of $5.8 million, net which were primarily due to the payment of $4.0 million for the patent infringement litigation settlement paid in July 2009 (see Note 15) and lower refunds and credits received during the nine months ended September 30, 2009 compared to the same period in 2008. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $1.7 million for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to lower capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the nine months ended September 30, 2009 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses for the nine months ended September 30, 2009 also included $2.6 million for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2009 to be between $16.0 and $18.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities increased $12.0 million for the nine months ended September 30, 2009 from the same period in 2008 primarily due to higher cash distributions paid to stockholders during the nine months ended September 30, 2009 plus cash used for the Company’s common stock repurchase program. For the nine months ended September 30, 2008, the Company paid a total of $1.15 per share of common stock in cash distributions as compared to $1.75 per share of common stock in cash distributions for the same period in 2009.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for 2009. Cash distributions paid as disclosed in the statement of cash flows for the nine months ended September 30, 2009 included previously declared cash distributions on shares of vested restricted stock issued in January, April and July 2008 to the non-executive directors of the Company’s Board of Directors. Cash distributions on restricted stock and RSUs have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited restricted stock and RSUs are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
					(Dollars in
					thousands)

2009	March 3(1)	March 17	March 31	$1.25	$28,517
	April 29	May 20	June 18	0.25	5,665
	July 29	August 14	September 10	0.25	5,661

Total				$1.75	$39,843

(1)	The cash distribution included an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

Future Cash Distributions to Stockholders.  On October 28, 2009, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock to stockholders of record on November 17, 2009 with a payment date of December 10, 2009. This cash distribution of approximately $5.7 million is expected to be paid from available cash on hand.

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

During the third quarter of 2009, the Company did not purchase any shares of its common stock. For the nine months ended September 30, 2009, the Company purchased 381,967 shares of its common stock for approximately $3.5 million (excluding commissions). From the inception of the common stock repurchase program through September 30, 2009, the Company has repurchased a total of 4,740,305 shares of its common stock. There was approximately $21.5 million of common stock repurchase authority remaining under the program as of September 30, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  At September 30, 2009, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended September 30, 2008 and 2009 was approximately $16.7 million and $11.4 million, respectively; and $54.4 million and $34.9 million for the nine months ended September 30, 2008 and 2009, respectively.

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

The following amends and restates the description of previously reported legal contingencies in the 2008 Annual Report for which there have been material developments during the quarter ended September 30, 2009.

Settled Lawsuit.  USA Mobility was named a defendant along with eighteen other defendants in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas, Eon Corp. IP Holdings, LLC, No. 608-CV-00385, alleging that the Company infringes on two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. On July 22, 2009, the Company entered into a settlement of the outstanding litigation and a fully paid, irrevocable license for the two patents for a one-time cash payment of $4.0 million. The litigation settlement of $4.0 million was recorded in general and administrative expenses in the three months ended June 30, 2009. The $4.0 million cash payment was made in July 2009.

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

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling in the event that the City’s petition is granted. Although the plaintiffs initially declined to file a response to these petitions, the Supreme Court recently directed them to respond to the arguments of the City and the Company. The Supreme Court is not expected to rule on these petitions until November 2009 at the earliest. If the Company’s petition is denied or if the Ninth Circuit Court’s ruling is not vacated by the Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  In June 2002, Nationwide Paging, Inc. (“Nationwide”) filed a three-count civil action in Massachusetts Superior Court against defendants Arch Wireless Inc., and Paging Network, Inc. (collectively “AWI”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”). Nationwide sought a declaration of the amount of money it owes to AWI, and also claimed damages arising from alleged billing errors dating back to 1999 and 2000. AWI denied liability. An indirect AWI subsidiary, AWOC, filed counterclaims against Nationwide, seeking more than $400,000 for unpaid invoices.

In May 2009, the Superior Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001,which caused Nationwide lost profits of $6.9 million. The amended complaint added USA Mobility, Inc. (the “Company”) as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaim, and the case now is in discovery. No trial date has been set.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended September 30, 2008 and 2009, the Company paid $3.0 million and $3.1 million, respectively, and the Company paid $9.3 million and $9.2 million for the nine months ended September 30, 2008 and 2009, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

At September 30, 2009, the Company had no outstanding debt financing.

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

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2008 Annual Report. The following amends and restates the description of previously reported legal proceedings for which there have been material developments during the quarter ended September 30, 2009.

Settled Lawsuit.  USA Mobility was named a defendant along with eighteen other defendants in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas, Eon Corp. IP Holdings, LLC, No. 608-CV-00385, alleging that the Company infringes on two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. On July 22, 2009, the Company entered into a settlement of the outstanding litigation and a fully paid, irrevocable license for the two patents for a one-time cash payment of $4.0 million. The litigation settlement of $4.0 million was recorded in general and administrative expenses in the three months ended June 30, 2009. The $4.0 million cash payment was made in July 2009.

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

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling in the event that the City’s petition is granted. Although the plaintiffs initially declined to file a response to these petitions, the Supreme Court recently directed them to respond to the arguments of the City and the Company. The Supreme Court is not expected to rule on these petitions until November 2009 at the earliest. If the Company’s petition is denied or if the Ninth Circuit Court’s ruling is not vacated by the Supreme Court, or if the stay of the Ninth Circuit’s mandate is otherwise lifted, the district court could award damages to the plaintiffs. The Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  In June 2002, Nationwide Paging, Inc. (“Nationwide”) filed a three-count civil action in Massachusetts Superior Court against defendants Arch Wireless Inc., and Paging Network, Inc. (collectively

“AWI”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “2002 Superior Court Case”). Nationwide sought a declaration of the amount of money it owes to AWI, and also claimed damages arising from alleged billing errors dating back to 1999 and 2000. AWI denied liability. An indirect AWI subsidiary, AWOC, filed counterclaims against Nationwide, seeking more than $400,000 for unpaid invoices.

In May 2009, the Superior Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001,which caused Nationwide lost profits of $6.9 million. The amended complaint added USA Mobility, Inc. (the “Company”) as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaim, and the case now is in discovery. No trial date has been set.

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

During the third quarter of 2009, the Company did not purchase any shares of its common stock. For the nine months ended September 30, 2009, the Company purchased 381,967 shares of its common stock for approximately $3.5 million (excluding commissions). From the inception of the common stock repurchase program through September 30, 2009, the Company has repurchased a total of 4,740,305 shares of its common stock. There was approximately $21.5 million of common stock repurchase authority remaining under the program as of September 30, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

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

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: October 29, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 29, 2009(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 29, 2009(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 29, 2009(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 29, 2009(1)

(1)	Filed herewith.