Form 10-K
period 2009-12-31
USA Mobility, Inc
filed 2010-02-25
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

(800) 611-8488
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $284,620,987 based on the closing price of $12.76 per share on the NASDAQ National Market® on June 30, 2009.

The number of shares of Registrant’s common stock outstanding on February 19, 2010 was 22,500,165.

Portions of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2010, are incorporated by reference into Part III of this Report.

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

General

USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”) is a leading provider of reliable and affordable wireless communications solutions to the healthcare, government, large enterprise and emergency response sectors. As a single-source provider, USA Mobility’s strategy is to focus on the business-to-business marketplace and to offer the Company’s wireless connectivity solutions. The Company operates nationwide networks for both one-way paging and advanced two-way messaging services. In addition, USA Mobility offers mobile voice and data services through third party providers, including BlackBerry® devices and global positioning system (“GPS”) location applications. The Company’s product offerings include customized wireless connectivity systems for healthcare, government and other campus environments. USA Mobility also offers M2M (“machine to machine”) telemetry solutions for numerous applications that include asset tracking, utility meter reading and other remote device monitoring applications on a national scale.

The Company’s principal office is currently located at 6677 Richmond Highway, Alexandria, Virginia, 22306, and its telephone number is 800-611-8488. In the second quarter of 2010, the Company plans to relocate its principal offices to 6850 Versar Center, Suite 420, Springfield, Virginia 22151. USA Mobility’s Internet address is http://www.usamobility.com/. The Company makes available free of charge through its web site its annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the United States Securities and Exchange Commission (the “SEC”). The information on the web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

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

Some messaging carriers also provide two-way messaging services using devices that enable subscribers to respond to messages or create and send wireless e-mail messages to other messaging devices, including pagers, personal digital assistants (“PDAs”) and personal computers. These two-way messaging devices, often referred to as two-way pagers, are similar to one-way devices except that they have a small keyboard that enables subscribers to type messages which are sent to other devices as noted above. USA Mobility provides two-way messaging and other short messaging-based services and applications using its narrowband personal communication services networks. The narrowband nature of the personal communication services network limits the size and content of the messaging services more so than broadband personal communication services.

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

2010 Business Strategy

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

During 2010 USA Mobility will continue to focus on serving the wireless communications needs of the Company’s customers with a variety of communications solutions and new product offerings, while operating an efficient, profitable and free cash flow-based business strategy. USA Mobility’s principal operating objectives and priorities for 2010 include the following:

•	Drive free cash flow through a low-cost operating platform;

•	Preserve average revenue per unit;

•	Reduce paging subscriber erosion;

•	Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare; and

•	Seek revenue stability by potential business diversification.

Drive free cash flow through a low-cost operating platform  — Throughout 2010 USA Mobility expects to continue to reduce its underlying cost structure. These reductions will come from all areas of operations but most significantly from the Company’s continuing network rationalization efforts that impact its site rent and telecommunications expenses. In addition, the Company expects to reduce its employee base as operational requirements dictate, which, in turn, reduces payroll and related expenses. These reductions in operating expenses are necessary in light of the Company’s declining revenue base. The Company defines free cash flow as operating income plus depreciation, amortization, accretion and goodwill impairment expenses (also known as “EBITDA”) less capital expenditures. (All determined in accordance with United States generally accepted accounting principles (“GAAP”.) This is also known as operating cash flow. See Item 7, Non-GAAP Financial Measures.)

Preserve average revenue per unit — The Company’s customer base continues to become more concentrated around larger customers, who are characterized by a large number of units in service per account, but due to volume discounting have lower average revenue per unit as compared to smaller accounts (those with fewer units in service) which are leaving at a faster rate. Over the past several years this concentration has had the effect of reducing the Company’s overall average revenue per unit. During 2010, USA Mobility intends to reinforce the valuable attributes of paging to the Company’s customers. In order to minimize the effects of the Company’s changing mix on revenue the Company intends to implement targeted pricing increases and to hold firm on pricing of value-added features.

Reduce paging subscriber erosion — USA Mobility will continue the Company’s focus on network reliability and customer service to help minimize the rate of subscriber disconnects. The Company implemented a sales and marketing reorganization intended to eliminate non-revenue generating activities by the sales staff and reinforce the focus on key accounts through a new centralized sales group. This reorganization will continue the Company’s focus on sales and marketing to produce high levels of sales productivity and gross unit placements, which mitigate the impact of subscriber disconnections.

Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare — Healthcare customers are the most stable and loyal paging customers, and represented approximately 48% of the Company’s direct paging revenue and 58% of the direct subscriber base in 2009. USA Mobility offers a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments. The Company will use these advantages to target additional sales opportunities in the healthcare, government and large enterprise segments in 2010.

Seek revenue stability by potential business diversification — From time to time the Company has looked at potential acquisitions of paging assets in the United States as a means of increasing revenue or at least to slow overall revenue declines. Because the Company anticipates it will be more difficult to continue to reduce expenses commensurate with revenue erosion in the paging industry generally, the Company may consider acquisitions of other businesses where the Company believes its operating structure can maintain and build margins, consistent with its strategy of returning cash to stockholders. The Company intends to look for acquisitions of paging assets that would present opportunities to support its operations, and the Company will also look at other businesses that may provide greater revenue stability over time.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2009		2008		2007
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	2,014	92.3%	2,520	89.5%	3,075	88.2%
Indirect	168	7.7%	295	10.5%	410	11.8%

Total	2,182	100.0%	2,815	100.0%	3,485	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2009		2008		2007
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,982	90.8%	2,545	90.4%	3,166	90.8%
Two-way messaging	200	9.2%	270	9.6%	319	9.2%

Total	2,182	100.0%	2,815	100.0%	3,485	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the weak United States economy and increased unemployment rates nationwide. To the extent that unemployment may increase throughout 2010, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2009		2008		2007
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	1,898	87.0%	2,369	84.1%	2,864	82.2%
Owned by subscribers	116	5.3%	151	5.4%	211	6.0%
Owned by indirect customers or their subscribers	168	7.7%	295	10.5%	410	11.8%

Total	2,182	100.0%	2,815	100.0%	3,485	100.0%

Messaging Networks and Licenses

USA Mobility holds licenses to operate on various frequencies in the 150 MHz, 450 MHz and 900 MHz narrowband. The Company is licensed by the Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over the Company’s networks.

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

The Company currently has network equipment on hand that it believes will be sufficient to meet equipment requirements for the foreseeable future.

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

While cellular, PCS and other mobile telephone services are, on average, more expensive than the one-way and two-way messaging services the Company provides, such mobile telephone service providers typically include one-way and two-way messaging service as an element of their basic service package. Most PCS and other mobile phone devices currently sold in the U.S. are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, PCS and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to stand-alone messaging services.

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

Although these and other regulatory requirements have not, to date, had a material adverse effect on the Company’s operating results, such requirements could have a material adverse effect on USA Mobility’s operating results in the future. The Company monitors discussions at the FCC on pending changes in regulatory policy or regulations; however, the Company is unable to predict what changes, if any, may occur in 2010 to regulatory policy or regulations.

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

Arch Chapter 11 Proceeding

Certain holders of 12 3/4% senior notes of Arch Wireless Communications, Inc., a wholly owned subsidiary of Arch Wireless, Inc., filed an involuntary petition against it on November 9, 2001 under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division (the “Bankruptcy Court”). On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the Bankruptcy Court entered an order for relief under Chapter 11. Also on December 6, 2001, Arch and 19 of its wholly owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when Arch emerged from bankruptcy. Arch and its domestic subsidiaries as direct or indirect wholly owned subsidiaries of USA Mobility are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization. On February 17, 2010, the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court.

Trademarks

USA Mobility owns the service marks “USA Mobility”, “Arch” and “Metrocall”, and holds Federal registrations for the service marks “Metrocall”, “Arch Wireless” and “PageNet” as well as various other trademarks.

Employees

At December 31, 2009 and February 19, 2010 USA Mobility had 672 and 655 full time equivalent employees, respectively. The Company has no employees that are represented by labor unions. USA Mobility believes that its employee relations are good.

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

USA Mobility’s revenues are dependent on the number of subscribers that use its paging devices. There is intense competition for these subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. The Company expects its subscriber numbers and revenue to continue to decline into the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in operating expenses. Reductions in operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. There can be no assurance that the Company will be able to reduce its operating expenses commensurate with the level of revenue erosion. The inability to reduce operating expenses would have a material adverse impact on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

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

If the Company is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis or, at all, and the Company’s business could be disrupted.

USA Mobility’s success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable key executive and management personnel. The Company believes that there is, and will continue to be, intense competition for qualified personnel in the telecommunications industry, and there is no assurance that the Company will be able to attract and retain the personnel necessary for the management and development of its business. Turnover, particularly among senior management, can also create distractions as the Company searches for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with the Company’s business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

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

USA Mobility is regulated by the FCC and, to a lesser extent, state and local regulatory authorities. Changes in regulation could result in increased costs to the Company and its customers.

USA Mobility is subject to regulation by the FCC and, to a lesser extent, by state and local authorities. Changes in regulatory policy could increase the fees the Company must pay to the government or to third parties and could subject the Company to more stringent requirements that could cause the Company to incur additional capital and/or operating costs. To the extent additional regulatory costs are passed along to customers those increased costs could adversely impact subscriber cancellations.

For example, the FCC issued an order in October 2007 that mandated paging carriers (such as the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the “Back-up Power Order”). Ultimately after a hearing by the DC Circuit Court and disapproval by the Office of Management and Budget (the “OMB”) of the information collection requirements of the Back-Up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, there has been no Notice of Proposed Rulemaking by the FCC and the Company is unable to predict what impact, if any, a revised back-up power rule could have on the Company’s operations, cash flows, ability to continue payment of cash distributions to stockholders and ability to repurchase shares of its common stock.

The FCC continues to consider changes to its rules governing the collection of universal service fees. The FCC is evaluating a flat monthly charge of $1.00 or more per assigned telephone number as opposed to assessing universal service contributions based on telecommunications carriers’ interstate revenues. There is no timetable for any rulemaking to implement this numbers-based methodology. If the FCC adopts a numbers-based methodology, the Company’s attempt to recover the increased contribution costs from its customers could significantly diminish demand for the Company’s services, and the Company’s failure to recover such increased contribution costs could have a material adverse impact on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay cash distributions to stockholders and repurchase shares of its common stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company had no unresolved SEC staff comments as of February 25, 2010.

ITEM 2.	PROPERTIES

At December 31, 2009, USA Mobility owned seven facilities in the United States, which include four office buildings. In addition, the Company leased facility space, including its executive headquarters, sales, technical, and storage facilities in approximately 119 locations in 33 states.

At December 31, 2009, USA Mobility leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 5,790 locations throughout the United States. These leases are for various terms and provide for periodic lease payments at various rates.

At December 31, 2009, USA Mobility had 7,123 active transmitters on leased sites, which provide service to its customers.

ITEM 3.	LEGAL PROCEEDINGS

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Arch Bankruptcy Case.  On February 17, 2010, the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court (see Note 4 of the Notes to Consolidated Financial Statements).

Settled Lawsuit.  USA Mobility was named a defendant along with eighteen other defendants in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas, Eon Corp. IP Holdings, LLC, No. 608-CV-00385, alleging that the Company infringed on two U.S. patents both titled, “Interactive Nationwide Data Service Communication System for Stationary and Mobile Battery Operated Subscriber Units” by making, using, offering for sale and/or selling two-way communication networks and/or data systems. On July 22, 2009, the Company entered into a settlement of the outstanding litigation and a fully paid, irrevocable license for the two patents for a one-time cash payment of $4.0 million. The litigation settlement of $4.0 million was recorded in general and administrative expenses in the Company consolidated statements of operations for the three months ended June 30, 2009. The $4.0 million cash payment was made in July 2009.

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

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling. On December 14, 2009, the Supreme Court granted the City’s petition for certiorari but denied the Company’s cross-petition. On January 7, 2010, the Company filed a petition for rehearing and asked that the Supreme Court defer a decision until issuing a ruling on the Fourth Amendment issues raised by the City.

On February 19, 2010, the Supreme Court denied the Company’s petition for rehearing. As a result, once the stay of the Ninth Circuit’s mandate is lifted, the district court will conduct new proceedings on remand and could award damages to the plaintiffs. The amount of damages, if awarded, is not known as of February 25, 2010. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

In May 2009, the Superior Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001 which caused Nationwide lost profits of $6.9 million. The amended complaint added USA Mobility, Inc. (the “Company”) as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaim, and the case now is in discovery. No trial date has been set.

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

The following table sets forth the high and low intraday sales prices per share of USA Mobility’s common stock for the periods indicated, which corresponds to its quarterly fiscal periods for financial reporting purposes. Prices for the Company’s common stock are as reported on the NASDAQ National Market® from January 1, 2008 through December 31, 2009.

	2009		2008
For the Three Months Ended	High	Low	High	Low

March 31,	$12.36	$8.67	$14.72	$6.69
June 30,	13.66	8.91	8.25	6.43
September 30,	14.10	11.94	13.53	7.25
December 31,	13.58	9.84	12.08	7.93

USA Mobility sold no unregistered securities during 2009. During the first quarter of 2009, the Company acquired a total of 17,104 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the common stock awarded in March 2009 under the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”) related to the Additional Target Award under the 2006 Long-Term Incentive Plan (“LTIP”). The shares purchased by the Company were retired and will not be reissued. (See Note 4 of the Notes to Consolidated Financial Statements).

As of February 19, 2010, there were 1,599 holders of record of USA Mobility common stock.

Cash Distributions to Stockholders

The following table details information on the Company’s cash distributions for each of the five years ended December 31, 2009. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2009 and 2008 include previously declared cash distributions on restricted stock units (“RSUs”) and shares of vested restricted common stock (“restricted stock”) issued under the Equity Plan to executives and non-executive members of the Company’s Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50

	Total			1.50		$40,691	(1)

2006(2)	June 7	June 30	July 21	3.00
	November 1	November 16	December 7	0.65

	Total			3.65		98,904	(1)

2007	February 7	February 22	March 15	0.65
	May 2	May 17	June 7	1.65	(3)
	August 1	August 16	September 6	0.65
	October 30	November 8	November 29	0.65

	Total			3.60		98,250	(1)

2008	February 13	February 25	March 13	0.65
	May 2	May 19	June 19	0.25	(4)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

	Total			1.40		39,061	(1)

2009	March 3	March 17	March 31	1.25	(3)
	April 29	May 20	June 18	0.25
	July 29	August 14	September 10	0.25
	October 28	November 17	December 10	0.25

	Total			2.00		45,502	(1)

Total				$12.15		$322,408

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, the Company’s Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

On February 24, 2010, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of March 17, 2010, and a payment date of March 31, 2010. This cash distribution of approximately $5.6 million will be paid from available cash on hand.

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

The Company’s Board of Directors approved a supplement to the common stock repurchase program effective on March 3, 2009. The supplement reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009.

On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

During the fourth quarter of 2009, the Company purchased 118,258 shares of its common stock for approximately $1.2 million (excluding commissions). For the year ended December 31, 2009, the Company purchased 500,225 shares of its common stock for approximately $4.7 million (excluding commissions). From the inception of the common stock repurchase program through December 31, 2009, the Company has repurchased a total of 4,858,563 shares of its common stock. There was approximately $20.3 million of common stock repurchase authority remaining under the program as of December 31, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Common stock repurchased in the fourth quarter of 2009 was as follows:

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased as	Yet Be Purchased
			Part of a Publicly	Under the Publicly
	Total Number of	Average Price	Announced Plan or	Announced Plan or
Period	Shares Purchased(1)	Paid per Share(2)	Program	Program(3)
				(Dollars in thousands)

Balance as of September 30, 2009				$21,479
October 1 through October 31, 2009	—	$—	—	21,479
November 1 through November 30, 2009	46,158	10.07	46,158	21,014
December 1 through December 31, 2009	72,100	10.16	72,100	20,282

Total	118,258	$10.12	118,258

(1)	The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program described in footnote 3 below.

(2)	Average price paid per share excludes commissions.

(3)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective on March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, the number of securities outstanding under the Company’s equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under this plan:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
Compensation Plans
	Number of Securities to	Weighted-Average	(Excluding
	be Issued Upon Exercise	Exercise Price of	Securities
	of Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Column [a])
Plan Category	[a]	[b]	[c]

Equity compensation plans approved by security holders:
USA Mobility, Inc. Equity Incentive Plan	—	—	1,240,834	(1)
Equity compensation plans not approved by security holders:
None	—	—	—

Total	—	—	1,240,834

(1)	The Equity Plan provides that common stock authorized for issuance under the plan may be issued in the form of common stock, stock options, restricted stock and RSUs. As of December 31, 2009, 44,298 shares of restricted stock were issued to the non-executive members of the Board of Directors and 321,845 RSUs were issued to eligible employees under the Equity Plan.

Performance Graph

The Company began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of the Company’s common stock for the period December 31, 2004 to December 31, 2009, against the cumulative total return of the NASDAQ Market Value Index® and the NASDAQ Telecommunications Index® for the same period.

The chart below assumes that on December 31, 2004, $100 was invested in USA Mobility’s common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each quarter from December 31, 2004 to December 31, 2009.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG USA MOBILITY, INC.,
NASDAQ MARKET VALUE INDEX® AND NASDAQ TELECOMMUNICATIONS INDEX®

Transfer Restrictions on Common Stock

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

Based on publically available information and after considering any direct knowledge the Company may have, as of December 31, 2009, the Company has undergone a combined cumulative change in ownership of approximately 17.6% compared to 12.4% as of December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2009, which have been derived from the audited consolidated financial statements of USA Mobility.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share amounts)

Statements of Operations Data:
Revenues:
Service, rental and maintenance, net of service credits	$270,885	$337,959	$402,420	$476,138	$592,690
Product sales, net of credits	18,821	21,489	22,204	21,556	25,882

Total revenues	289,706	359,448	424,624	497,694	618,572

Operating expenses:
Cost of products sold	6,196	5,592	6,233	3,837	4,483
Service, rental and maintenance	85,310	122,820	151,930	177,120	215,848
Selling and marketing	21,815	28,285	38,828	43,902	43,371
General and administrative	74,326	81,510	96,667	127,877	179,784
Severance and restructuring	2,737	5,326	6,429	4,586	16,609
Depreciation, amortization and accretion	41,914	47,012	48,688	73,299	131,328
Goodwill impairment	—	188,170	—	—	—

Total operating expenses	232,298	478,715	348,775	430,621	591,423

Operating income (loss)	57,408	(119,267)	75,849	67,073	27,149
Interest income (expense), net	69	1,800	3,448	3,868	(1,323)
Loss on extinguishment of debt	—	—	—	—	(1,338)
Other income (expense), net	530	622	2,150	800	(1,004)

Income (loss) before income tax (benefit) expense	58,007	(116,845)	81,447	71,741	23,484
Income tax (benefit) expense	(9,551)	40,232	86,645	31,560	10,577

Net income (loss)	$67,558	$(157,077)	$(5,198)	$40,181	$12,907

Basic net income (loss) per common share:	$2.95	$(5.83)	$(0.19)	$1.47	$0.47
Diluted net income (loss) per common share:	$2.90	$(5.83)	$(0.19)	$1.46	$0.47
Other Operating Data:
Capital expenses, excluding acquisitions	$17,229	$18,336	$18,323	$20,990	$13,499
Cash distributions declared per common share	$2.00	$1.40	$3.60	$3.65	$1.50

	December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)

Balance Sheets Data:
Current assets	$137,843	$112,401	$109,461	$123,564	$105,279
Total assets	213,548	241,360	491,747	588,214	633,793
Long-term debt, less current maturities	—	—	—	—	—
Stockholders’ equity	158,796	140,738	373,568	475,972	532,993

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2009		2008		2007
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	2,014	92.3%	2,520	89.5%	3,075	88.2%
Indirect	168	7.7%	295	10.5%	410	11.8%

Total	2,182	100.0%	2,815	100.0%	3,485	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of December 31,
Account Size	2009	% of Total	2008	% of Total	2007	% of Total
	(Units in thousands)

1 to 3 Units	109	5.4%	149	5.9%	200	6.5%
4 to 10 Units	66	3.3%	89	3.5%	120	3.9%
11 to 50 Units	158	7.8%	218	8.7%	298	9.7%
51 to 100 Units	97	4.8%	133	5.3%	176	5.7%
101 to 1000 Units	519	25.8%	681	27.0%	827	26.9%
> 1000 Units	1,065	52.9%	1,250	49.6%	1,454	47.3%

Total direct units in service	2,014	100.0%	2,520	100.0%	3,075	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2009		2008		2007
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)

One-way messaging	1,982	90.8%	2,545	90.4%	3,166	90.8%
Two-way messaging	200	9.2%	270	9.6%	319	9.2%

Total	2,182	100.0%	2,815	100.0%	3,485	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the weak United States economy and increased unemployment rates nationwide. To the extent that unemployment may increase throughout 2010, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of December 31,
	2009		2008		2007
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	1,898	87.0%	2,369	84.1%	2,864	82.2%
Owned by subscribers	116	5.3%	151	5.4%	211	6.0%
Owned by indirect customers or their subscribers	168	7.7%	295	10.5%	410	11.8%

Total	2,182	100.0%	2,815	100.0%	3,485	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2009		2008		2007
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)

Direct	287	793	337	892	440	963
Indirect	39	166	96	211	138	235

Total	326	959	433	1,103	578	1,198

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Year Ended December 31,
Account Size	2009	2008	2007

1 to 3 Units	(26.8%)	(25.7%)	(27.4%)
4 to 10 Units	(26.4%)	(25.3%)	(26.7%)
11 to 50 Units	(27.4%)	(26.8%)	(25.0%)
51 to 100 Units	(27.4%)	(24.5%)	(21.9%)
101 to 1000 Units	(23.8%)	(17.7%)	(14.5%)
> 1000 Units	(14.8%)	(14.0%)	(7.3%)

Total direct net unit loss%	(20.1%)	(18.0%)	(14.5%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Year Ended December 31,
Distribution Channel	2009	2008	2007

Direct	$9.02	$9.08	$9.09
Indirect	6.31	5.15	4.64
Consolidated	8.77	8.64	8.55

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The increase in consolidated ARPU for the year ended December 31, 2009 from the year ended December 31, 2008 was due primarily to the positive impact to ARPU resulting from selected price increases implemented starting in June 2008, partially offset by the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. One-time price increases that were implemented for smaller customers in certain channels and improvements in the rate of service credits positively impacted ARPU beginning in second quarter of 2008 through the fourth quarter of 2009. In addition, in 2009, the Company implemented price increases in the indirect channel. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2010 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the Year Ended December 31,
Account Size	2009	2008	2007

1 to 3 Units	$14.79	$14.52	$14.54
4 to 10 Units	13.90	13.69	13.38
11 to 50 Units	11.28	11.10	10.92
51 to 100 Units	10.06	9.94	9.59
101 to 1000 Units	8.75	8.59	8.27
> 1000 Units	7.72	7.81	7.83

Total direct ARPU	$9.02	$9.08	$9.09

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the year ended December 31, 2009, approximately 70% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses. Payroll and related expenses for the year ended December 31, 2009 also reflected $1.6 million related to the one-time payment of the 2006 LTIP Additional Target Award.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 17% to 672 full time equivalent employees (“FTEs”) at December 31, 2009 from 811 FTEs at December 31, 2008. The Company anticipates continued staffing reductions in 2010.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced its numbers of active transmitters by 17.5% to 7,123 active transmitters at December 31, 2009 from 8,633 active transmitters at December 31, 2008.

Telecommunications expenses are incurred to interconnect USA Mobility’s paging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among the Company’s offices. These expenses are dependent on the number of units in service and the number of office and network locations the Company maintains. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to the Company’s call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunications expenses to vary regardless of the number of units in service. In addition, certain phone numbers USA Mobility provides to its customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunications expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories.

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $190.4 million, $243.5 million and $300.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,				Change Between
	2009		2008		2009 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$270,885	93.5%	$337,959	94.0%	$(67,074)	(19.8%)
Product sales, net	18,821	6.5%	21,489	6.0%	(2,668)	(12.4%)

Total	$289,706	100.0%	$359,448	100.0%	$(69,742)	(19.4%)

Selected operating expenses:
Cost of products sold	$6,196	2.1%	$5,592	1.6%	$604	10.8%
Service, rental and maintenance	85,310	29.4%	122,820	34.2%	(37,510)	(30.5%)
Selling and marketing	21,815	7.5%	28,285	7.9%	(6,470)	(22.9%)
General and administrative	74,326	25.7%	81,510	22.7%	(7,184)	(8.8%)
Severance and restructuring	2,737	1.0%	5,326	1.5%	(2,589)	(48.6%)

Total	$190,384	65.7%	$243,533	67.9%	$(53,149)	(21.8%)

FTEs	672		811		(139)	(17.1%)

Active transmitters	7,123		8,633		(1,510)	(17.5%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $289.7 million and $359.4 million for the years ended December 31, 2009 and 2008, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Year Ended
	December 31,
	2009	2008
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$203,261	$249,079
Two-way messaging	42,164	55,794

	$245,425	$304,873

Indirect:
One-way messaging	$12,473	$14,184
Two-way messaging	5,058	7,598

	$17,531	$21,782

Total paging:
One-way messaging	$215,734	$263,263
Two-way messaging	47,222	63,392

Total paging revenue	262,956	326,655
Non-paging revenue	7,929	11,304

Total service, rental and maintenance revenues, net	$270,885	$337,959

The table below sets forth units in service and service revenues, the changes in each between 2009 and 2008 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
Service Type	2009	2008	Change	2009(1)	2008(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,982	2,545	(563)	$215,734	$263,263	$(47,529)	$7,134	$(54,663)
Two-way messaging	200	270	(70)	47,222	63,392	(16,170)	(3,594)	(12,576)

Total	2,182	2,815	(633)	$262,956	$326,655	$(63,699)	$3,540	$(67,239)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2009 and 2008 mitigated, but did not completely offset, the expected declines in revenues resulting from the reduction in subscribers.

Operating Expenses

General.  Operating expenses in 2009, as noted below, included $2.1 million in payroll and related expenses and stock based compensation expenses in the various functional expense categories to reflect the one-time payment of the 2006 LTIP Additional Target Award. In addition, general and administrative expenses reflect

$4.0 million for the one-time settlement of patent litigation. The impact of these items was to increase selected operating expenses as a percentage of revenue from 63.6% to 65.7%.

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The increase of $0.6 million for the year ended December 31, 2009 compared to the same period in 2008 was due primarily to cost adjustments from the sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,				Change Between
	2009		2008		2009 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$41,734	14.4%	$64,796	18.0%	$(23,062)	(35.6%)
Telecommunications	16,599	5.7%	22,086	6.2%	(5,487)	(24.8%)
Payroll and related	20,630	7.1%	24,504	6.8%	(3,874)	(15.8%)
Stock based compensation	81	0.0%	73	0.0%	8	11.0%
Other	6,266	2.2%	11,361	3.2%	(5,095)	(44.8%)

Total service, rental and maintenance	$85,310	29.4%	$122,820	34.2%	$(37,510)	(30.5%)

FTEs	224		266		(42)	(15.8%)

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2009 decreased $37.5 million or 30.5% from the same period in 2008. The percentage of expense to revenue also decreased primarily due to the following significant variances:

•	Site rent — The decrease of $23.1 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 17.5% year over year. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower default rent per site in 2009, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $5.5 million in telecommunications expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2010.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $3.9 million was due primarily to a reduction in headcount for the year ended December 31, 2009 compared to the same period in 2008. While total FTEs declined by 42 FTEs to 224 FTEs at December 31, 2009 from 266 FTEs at December 31, 2008, payroll and related expenses as a percentage of revenue increased during the period due to the one-time payment of the Additional Target Award under the 2006 LTIP and the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the year ended December 31, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.1%.

•	Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs and restricted stock and compensation expense for common stock issued to certain eligible employees under the Equity Plan. The increase in stock based compensation expenses recognized for the year ended December 31, 2009 was primarily due to the compensation expenses related to the one-time Additional Target Award under the 2006 LTIP and the amortization of compensation expense for the 2009 LTIP, partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Other — The decrease of $5.1 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $3.2 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $1.1 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.8 million in various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,				Change Between
	2009		2008		2009 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$14,451	5.0%	$18,423	5.1%	$(3,972)	(21.6%)
Commissions	5,082	1.8%	6,716	1.9%	(1,634)	(24.3%)
Stock based compensation	187	0.1%	198	0.1%	(11)	(5.6%)
Other	2,095	0.6%	2,948	0.8%	(853)	(28.9%)

Total selling and marketing	$21,815	7.5%	$28,285	7.9%	$(6,470)	(22.9%)

FTEs	171		201		(30)	(14.9%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses, which decreased $4.0 million, or 21.6%, for the year ended December 31, 2009 compared to the same period in 2008. While total FTEs declined by 30 FTEs to 171 FTEs at December 31, 2009 from 201 FTEs at December 31, 2008, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the year ended December 31, 2009 also reflected $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenues by 0.1%.

Commissions expense decreased $1.6 million, or 24.3%, for the year ended December 31, 2009 compared to the same period in 2008, which is generally in line with the decrease in gross placements. Stock based compensation expenses decreased for the year ended December 31, 2009 compared to the same period in 2008 due primarily to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008, partially offset by compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.1 million and the amortization of compensation expense for the 2009 LTIP. The decrease of $0.9 million in other expenses consisted primarily of a decrease in outside services expenses of $0.3 million, a decrease in travel and entertainment expenses of $0.2 million, a decrease in office expenses of $0.2 million and a net decrease in all other expenses of $0.2 million, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,
	2009		2008		Change Between
		% of		% of	2009 and 2008
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$31,131	10.7%	$32,650	9.1%	$(1,519)	(4.7%)
Stock based compensation	1,292	0.4%	988	0.3%	304	30.8%
Bad debt	2,953	1.0%	2,700	0.7%	253	9.4%
Facility rent	5,942	2.1%	7,898	2.2%	(1,956)	(24.8%)
Telecommunications	2,914	1.0%	3,801	1.1%	(887)	(23.3%)
Outside services	14,897	5.1%	19,094	5.3%	(4,197)	(22.0%)
Taxes, licenses and permits	2,776	1.0%	6,601	1.8%	(3,825)	(57.9%)
Other	12,421	4.3%	7,778	2.2%	4,643	59.7%

Total general and administrative	$74,326	25.7%	$81,510	22.7%	$(7,184)	(8.8%)

FTEs	277		344		(67)	(19.5%)

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2009 decreased $7.2 million, or 8.8%, from the same period in 2008 due primarily to lower outside services expenses, a decrease in taxes, licenses and permits expenses, lower facility rent expenses and lower payroll and related expenses; all of which were partially offset by an increase in other expenses due to a one-time patent litigation settlement and lower refunds and credits received for the year ended December 31, 2009. The percentage of expense to revenue increased during the year ended December 31, 2009 due primarily to payroll and related expenses, bad debt expenses and other expenses as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.5 million due primarily to a reduction in headcount for the year ended December 31, 2009 compared to the same period in 2008. While total FTEs declined by 67 FTEs to 277 FTEs at December 31, 2009 from 344 FTEs at December 31, 2008, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees and due to the one-time 2006 LTIP Additional Target Award. Payroll and related expenses for the year ended December 31, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.4%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and restricted stock and compensation expense for common stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.3 million and as a percentage of revenue during the period. The increase for the year ended December 31, 2009 was due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.3 million and the amortization of compensation expense for the 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Bad debt — The increase of $0.3 million in bad debt expenses and as a percentage of revenue reflected the Company’s bad debt experience resulting from the overall economic downturn impacting the Company’s customers.

•	Facility rent — The decrease of $2.0 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.9 million in telecommunications expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $4.2 million in outside services expenses was due primarily to reductions in audit-related and outsourced tax service fees of $1.3 million, outsourced customer service of $1.2 million, temporary help of $0.4 million, legal fees of $0.4 million and other expenses of $0.9 million.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in taxes, licenses and permits expenses of $3.8 million was mainly due to the one-time resolution of various state and local tax issues and audits at amounts lower than the originally estimated liability and lower gross receipts taxes, transactional and property taxes. These taxes were based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $4.6 million in other expenses was due primarily to a patent litigation settlement of $4.0 million during the second quarter of 2009 and lower refunds and credits received of $2.8 million for the year ended December 31, 2009 compared to the same period in 2008. This was partially offset by a decrease of $0.9 million in office expenses, $0.7 million in lower insurance expenses and $0.6 million decrease in other expenses, net. This resulted in the increase as a percentage of revenue for the period.

Severance and Restructuring.  Severance and restructuring expenses decreased to $2.7 million for the year ended December 31, 2009 from $5.3 million for the year ended December 31, 2008. The $2.7 million consisted of $2.3 million for severance charges recorded during the year ended December 31, 2009 for post-employment benefits for planned staffing reductions, compared to $4.2 million recorded for the same period in 2008; and $0.4 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations, compared to $1.1 million recorded for the year ended December 31, 2008 related to costs associated with exit or disposal activities. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $41.9 million for the year ended December 31, 2009 from $47.0 million for the year ended December 31, 2008. The decrease was primarily due to $3.2 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.4 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.2 million in lower amortization expense and $0.3 million in lower accretion expense.

During the fourth quarter of 2009, the Company completed a review of the estimated useful life of its transmitter assets that are part of paging and computer equipment. This review was based on the results of the Company’s long-range planning and network rationalization process, which indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2013 to 2014. (See Note 2 of the Notes to Consolidated Financial Statements.) The impact in 2010 will be a reduction of depreciation expense of approximately $0.3 million.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2009 and 2008. The Company determined that all of its goodwill was impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

Interest Income, Net and Income Tax (Benefit) Expense

Interest Income, Net.  Net interest income decreased to $0.1 million for the year ended December 31, 2009 from $1.8 million for the same period in 2008. This significant decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the year ended December 31, 2009 reflecting lower prevailing market interest rates in 2009.

Income Tax (Benefit) Expense.  The income tax benefit for the year ended December 31, 2009 totaled $9.6 million, a decrease of $49.8 million from the $40.2 million income tax expense for the year ended December 31, 2008. The 2009 income tax benefit includes a $4.6 million charge to increase the deferred tax asset valuation allowance, and a credit of $32.2 million to reflect the effective settlement of uncertain tax position that occurred during the second quarter of 2009. The Company also recorded a benefit for net operating loss carry-backs of $5.1 million (which includes interest of $0.7 million).

During April 2009, upon the completion of Federal income tax audits, the IRS informed the Company that the 2005 and 2006 Federal Income Tax returns were accepted as filed. During 2008 the IRS accepted Metrocall’s short year return for the period ended November 16, 2004 as filed. As a result of these findings, the Company determined that its uncertain tax positions had been effectively settled. At June 30, 2009, the Company eliminated its accrual for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million) and increased deferred income tax assets by $135.8 million and its valuation allowance by $140.8 million to reduce its balance of deferred income tax assets to their estimated recoverable amount.

During 2008, the Company reported a loss before income taxes of $116.8 million, which included a non-deductible goodwill impairment charge of $188.2 million. Income before taxes and excluding the non-deductible impairment charge was $71.3 million which resulted in income tax expense of $40.2 million. Included in the $40.2 million was a charge of $11.7 million to increase the deferred income tax asset valuation allowance. The increase in the valuation allowance reflected revisions to the Company’s expected recoverability of its deferred income tax assets based on the completion of the annual long-range plan during the third quarter of 2008.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extended the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 Federal income tax returns. The decision for 2009 must be made by the filing date of the Company’s 2009 Federal income tax return in 2010.

The following summarizes the income tax (benefit) expense for the years ended December 31, 2009 and 2008 reflecting the key items impacting the income tax (benefit) expense for the periods:

	For the Year Ended December 31,
	2009		2008
		(Dollars in thousands)

Income (loss) before income tax (benefit) expense	$58,007		$(116,845)

Income tax expense (benefit) at the Federal statutory rate	$20,302	35.0%	$(40,896)	(35.0%)
State income taxes	2,337	4.0%	377	0.3%
State law changes	—	—	(809)	(0.7%)
Goodwill impairment	—	—	65,860	56.4%
Increase in valuation allowance	4,603	7.9%	11,753	10.1%
Settlement of uncertain tax positions	(36,631)	(63.1%)	1,423	1.2%
Interest on tax receivables	(706)	(1.2%)	—	—
Other	544	0.9%	2,524	2.1%

Income tax (benefit) expense	$(9,551)	(16.5%)	$40,232	34.4%

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2008 and 2007

	For the Year Ended December 31,				Change Between
	2008		2007		2008 and 2007
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$337,959	94.0%	$402,420	94.8%	$(64,461)	(16.0%)
Product sales, net	21,489	6.0%	22,204	5.2%	(715)	(3.2%)

Total	$359,448	100.0%	$424,624	100.0%	$(65,176)	(15.3%)

Selected operating expenses:
Cost of products sold	$5,592	1.6%	$6,233	1.5%	$(641)	(10.3%)
Service, rental and maintenance	122,820	34.2%	151,930	35.8%	(29,110)	(19.2%)
Selling and marketing	28,285	7.9%	38,828	9.1%	(10,543)	(27.2%)
General and administrative	81,510	22.7%	96,667	22.8%	(15,157)	(15.7%)
Severance and restructuring	5,326	1.5%	6,429	1.5%	(1,103)	(17.2%)

Total	$243,533	67.9%	$300,087	70.7%	$(56,554)	(18.8%)

FTEs	811		1,003		(192)	(19.1%)

Active transmitters	8,633		11,335		(2,702)	(23.8%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $359.4 million and $424.6 million for the years ended December 31, 2008 and 2007, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Year Ended
	December 31,
	2008	2007
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$249,079	$292,702
Two-way messaging	55,794	71,260

	$304,873	$363,962

Indirect:
One-way messaging	$14,184	$18,148
Two-way messaging	7,598	7,359

	$21,782	$25,507

Total paging:
One-way messaging	$263,263	$310,850
Two-way messaging	63,392	78,619

Total paging revenue	326,655	389,469
Non-paging revenue	11,304	12,951

Total service, rental and maintenance revenues, net	$337,959	$402,420

The table below sets forth units in service and service revenues, the changes in each between 2008 and 2007 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
Service Type	2008	2007	Change	2008(1)	2007(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	2,545	3,166	(621)	$263,263	$310,850	$(47,587)	$6,045	$(53,632)
Two-way messaging	270	319	(49)	63,392	78,619	(15,227)	(3,937)	(11,290)

Total	2,815	3,485	(670)	$326,655	$389,469	$(62,814)	$2,108	$(64,922)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2008 and 2007 mitigated but did not completely offset the expected declines in both ARPU and revenues.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The $0.6 million decrease in 2008 was due primarily to a decrease in sales of management systems to customers, as well as a decrease in costs of pagers not returned to the Company.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,				Change Between
	2008		2007		2008 and 2007
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$64,796	18.0%	$84,706	20.0%	$(19,910)	(23.5%)
Telecommunications	22,086	6.2%	25,325	6.0%	(3,239)	(12.8%)
Payroll and related	24,504	6.8%	26,894	6.3%	(2,390)	(8.9%)
Stock based compensation	73	0.0%	112	0.0%	(39)	(34.8%)
Other	11,361	3.2%	14,893	3.5%	(3,532)	(23.7%)

Total service, rental and maintenance	$122,820	34.2%	$151,930	35.8%	$(29,110)	(19.2%)

FTEs	266		336		(70)	(20.8%)

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2008 decreased $29.1 million or 19.2% from the same period in 2007. The percentage of expense to revenue also decreased, primarily due to lower site rent expenses due to the Company’s network rationalization initiative. The significant variances are as follows:

•	Site rent — The decrease of $19.9 million in site rent expenses was primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations.

•	Telecommunications — The decrease of $3.2 million in telecommunications expenses was due to the consolidation of the Company’s networks. Expenses as a percentage of revenue increased for 2008 due to the net one-time reduction of $1.1 million recorded in 2007. This $1.1 million reduction primarily reflected the reversal of previously accrued underutilization fees that were no longer payable as a result of a third quarter 2007 contract amendment with the related vendor.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $2.4 million was due primarily to a reduction in headcount for the year ended December 31, 2008 compared to the same period in 2007. While total FTEs declined by 70 FTEs to 266 FTEs at December 31, 2008 from 336 FTEs at December 31, 2007, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform these repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain eligible employees under the Equity Plan. The reduction in stock based compensation expenses recognized for the year ended December 31, 2008 compared to the same period in 2007 was primarily due to no compensation expense associated with the 2005 LTIP during the year since the grant was fully amortized by December 31, 2007.

•	Other — The decrease of $3.5 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $2.2 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside services expenses of $0.9 million due to a reduction of third party services used in negotiating site lease cost reductions and a net decrease of $0.4 million in office expenses and various other expenses.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,				Change Between
	2008		2007		2008 and 2007
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$18,423	5.1%	$24,500	5.8%	$(6,077)	(24.8%)
Commissions	6,716	1.9%	8,752	2.0%	(2,036)	(23.3%)
Stock based compensation	198	0.1%	303	0.1%	(105)	(34.7%)
Other	2,948	0.8%	5,273	1.2%	(2,325)	(44.1%)

Total selling and marketing	$28,285	7.9%	$38,828	9.1%	$(10,543)	(27.2%)

FTEs	201		278		(77)	(27.7%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses which decreased $6.1 million or 24.8% for the year ended December 31, 2008 compared to the same period in 2007. While total FTEs declined by 77 FTEs to 201 FTEs at December 31, 2008 from 278 FTEs at December 31, 2007, the Company has continued a major initiative to reposition the Company and refocus its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services on a nationwide basis as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

Commissions expense decreased $2.0 million or 23.3% for the year ended December 31, 2008 compared to the same period in 2007, which is in line with the decrease in gross placements. Stock based compensation expenses decreased $0.1 million for the year ended December 31, 2008 compared to the same period in 2007 due primarily to no compensation expense associated with the 2005 LTIP during the year since the grant was fully amortized by December 31, 2007. The significant decrease of $2.3 million in other expenses consisted primarily of a decrease in travel and entertainment expenses of $0.8 million, a decrease in outside services expenses of $0.6 million, a decrease in rewards and recognition expenses of $0.4 million, a decrease in advertising expenses of $0.2 million and a net decrease of $0.3 million in office expenses and various other expenses; all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,				Change Between
	2008		2007		2008 and 2007
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$32,650	9.1%	$37,134	8.8%	$(4,484)	(12.1%)
Stock based compensation	988	0.3%	997	0.2%	(9)	(0.9%)
Bad debt	2,700	0.7%	4,346	1.0%	(1,646)	(37.9%)
Facility rent	7,898	2.2%	10,804	2.6%	(2,906)	(26.9%)
Telecommunications	3,801	1.1%	6,058	1.4%	(2,257)	(37.3%)
Outside services	19,094	5.3%	20,716	4.9%	(1,622)	(7.8%)
Taxes, licenses and permits	6,601	1.8%	6,329	1.5%	272	4.3%
Other	7,778	2.2%	10,283	2.4%	(2,505)	(24.4%)

Total general and administrative	$81,510	22.7%	$96,667	22.8%	$(15,157)	(15.7%)

FTEs	344		389		(45)	(11.6%)

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2008 decreased $15.2 million or 15.7% from the same period in 2007 due primarily to lower payroll and related expenses, lower facility rent expenses due to office closures, lower telecommunications expenses, lower bad expenses and lower outside services expenses; which were partially offset by minimal increase in taxes, licenses and permits expense in 2008. The percentage of expense to revenue stayed approximately the same from 2007. The significant variances are as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $4.5 million due primarily to a reduction in headcount for 2008 compared to 2007. While total FTEs declined by 45 FTEs to 344 FTEs at December 31, 2008 from 389 FTEs at December 31, 2007, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with restricted stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses as a percentage of revenue increased during the period despite the minimal change from 2007. The decrease for the year ended December 31, 2008 compared to the same period in 2007 was due primarily to no compensation expense associated with the 2005 LTIP during the period since the 2005 LTIP was fully amortized by December 31, 2007, offset by higher compensation expenses related to the 2006 LTIP Initial Target Award and the quarterly equity awards to the non-executive members of the Company’s Board of Directors.

•	Bad debt — The decrease of $1.6 million in bad debt expenses reflected the Company’s improved bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $2.9 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $2.3 million in telecommunications expenses reflected continued office and staffing reductions as the Company continued to streamline its operations and reduced its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.6 million in outside services expenses was due primarily to a reduction in outsourced customer service and other expenses of $3.1 million, offset by higher professional fees for outsourced tax services and legal fees during the period of $1.4 million, which resulted in the increase as a percentage of revenue.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $0.3 million was mainly due to settlement of various state and local tax audits at amounts lower than the originally estimated liability in 2007 that did not occur in 2008 and higher taxes, licenses and permits expenses recorded for various state and local tax audits for the year ended December 31, 2008 compared to the same period in 2007. This also resulted in the increase as a percentage of revenue. This increase in expenses was offset by lower gross receipts taxes, transactional and property taxes for 2008. These taxes were based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $2.5 million in other expenses was due primarily to a decrease of $1.1 million in office expenses, $0.6 million in lower insurance expenses, $0.4 million in lower travel and entertainment expenses, $0.3 million in lower financial services expenses, and $0.1 million decrease in various other expenses which primarily resulted from the declines in headcount and total subscribers.

Severance and Restructuring.  Severance and restructuring expenses decreased to $5.3 million for the year ended December 31, 2008 from $6.4 million for the year ended December 31, 2007. The $5.3 million consisted of $4.2 million for severance charges recorded during the year ended December 31, 2008 for post-employment benefits for planned staffing reductions, compared to $5.5 million recorded for the same period in 2007; and $1.1 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations, compared to $0.9 million recorded for the year ended December 31, 2007 related to costs associated with exit or disposal activities. The Company accrued post-employment benefits if certain specified criteria are met. Post-employment benefits included salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $47.0 million for 2008 from $48.7 million for 2007. The decrease was primarily due to $2.7 million in lower depreciation in 2008 from fully depreciated paging infrastructure and by $0.8 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, partially offset by $2.3 million in higher depreciation for other assets. In addition, amortization expense was $0.9 million lower in 2008, offset by $0.4 million in higher accretion expense.

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

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased to $1.8 million for 2008 from $3.4 million for 2007. This decrease was primarily due to lower interest rates that resulted in less interest income earned on investment of available cash in short-term interest bearing accounts for 2008.

Income Tax Expense.  Income tax expense decreased to $40.2 million for 2008 from $86.6 million for 2007. In 2008 income before income taxes reflected the goodwill impairment of $188.2 million that was considered a permanent difference for purposes of determining income tax expense. Excluding the goodwill impairment, book income before income taxes would have been $71.3 million. Income tax expense in 2008 at the statutory Federal rate of 35% would have been $25.0 million versus $28.5 million in 2007 on income before income taxes of $81.4 million. Income tax expense in 2008 and 2007 were impacted by the increases to the valuation allowance and the reduction in the liability for uncertain tax positions. These changes increased income tax expense in 2008 by $13.2 million and during 2007 by $53.7 million. The impact of these changes is detailed in the table below. Excluding the impact of the changes to the valuation allowance and uncertain tax positions, income tax expense in 2008 would have been $27.1 million or an effective tax rate of 37.9% on income before income tax expense of $71.3 million. The comparable income tax expense in 2007 would have been $33.0 million or an effective tax rate of 40.5% on income before income taxes of $81.4 million. The decrease in the comparable effective tax rate to 37.9% for 2008 from 40.5% in 2007 primarily reflected tax strategies that have reduced the impact of state income taxes on the Company’s income tax expense.

During 2008 the $40.2 million of income tax expense included $11.7 million increase to the deferred income tax asset valuation allowance. This increase was due to the completion of the Company’s regular year-end planning process, which indicated that it was unlikely the Company would realize all of its deferred income tax assets. The $11.7 million increased the total valuation allowance to $66.7 million at December 31, 2008. This valuation allowance reduced the deferred income tax assets to their estimated recoverable amounts.

On February 13, 2008 the Economic Stimulus Act of 2008 (the “Stimulus Act”) was enacted. The Stimulus Act provided, in part, for 50% bonus depreciation deduction on certain defined property placed in service after

December 31, 2007 and before January 1, 2009. Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 Federal income tax returns.

The following summarizes the income tax expense for the years ended December 31, 2008 and 2007 reflecting the key items impacting expense for the periods:

	For the Year Ended December 31,
	2008		2007
	(Dollars in thousands)

Income (loss) before income tax expense	$(116,845)		$81,447

Income tax (benefit) expense at the Federal statutory rate	$(40,896)	(35.0%)	$28,506	35.0%
State income taxes	377	0.3%	3,776	4.6%
State law changes	(809)	(0.7%)	144	0.2%
Goodwill impairment	65,860	56.4%	—	—
Increase in valuation allowance	11,753	10.1%	54,254	66.6%
Settlement of uncertain tax positions	1,423	1.2%	(583)	(0.7%)
Other	2,524	2.1%	548	0.7%

Income tax expense	$40,232	34.4%	$86,645	106.4%

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2009, the Company had cash and cash equivalents of $109.6 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the Company has approximately $6.0 to $7.0 million in its operating accounts that are with third party financial institutions. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

The Company intends to use its cash on hand to provide working capital to support operations and to return value to stockholders by cash distributions and repurchases of its common stock. The Company may also consider using cash to fund acquisitions of paging assets or assets of other businesses that the Company believes will provide a measure of revenue stability while supporting its operating structure and its goal of maintaining margins.

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at December 31, 2009, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

				Decrease
	For the Year Ended December 31,			Between
	2009	2008	2007	2009 and 2008
	(Dollars in thousands)

Net cash provided by operating activities	$101,860	$106,040	$114,285	$(4,180)
Net cash used in investing activities	(17,061)	(18,157)	(18,000)	(1,096)
Net cash used in financing activities	(50,240)	(77,393)	(98,250)	(27,153)

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

	For the Year Ended December 31,		Decrease Between
	2009	2008	2009 and 2008
	(Dollars in thousands)

Cash received from customers	$292,737	$359,706	$(66,969)

Cash paid for:
Payroll and related costs	73,252	92,214	(18,962)
Site rent costs	40,708	62,295	(21,587)
Telecommunications costs	17,573	22,604	(5,031)
Interest costs	2	11	(9)
Other operating costs	59,342	76,542	(17,200)

	190,877	253,666	(62,789)

Net cash provided by operating activities	$101,860	$106,040	$(4,180)

Net cash provided by operating activities decreased $4.2 million for the year ended December 31, 2009 compared to the year ended December 31, 2008. Cash received from customers decreased $67.0 million for the year ended December 31, 2009 from the same period in 2008. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $69.7 million offset by a net increase of $2.7 million primarily due to the changes in accounts receivable.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $19.0 million due primarily to a reduction in headcount. Cash paid during the year ended December 31, 2009 for payroll and related costs included payment of the cash portion of the one-time Additional Target Award under the 2006 LTIP and the related equivalent cash distributions on March 19, 2009. The lower payroll and related costs resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $21.6 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its MLA and other lease agreements.

•	Cash payments for telecommunications costs decreased $5.0 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $17.2 million. The decrease in these payments was primarily due to reduction in taxes, licenses and permits costs of $3.8 million, a decrease in outside services costs of $5.6 million, reduction in repairs and maintenance costs of $3.1 million, lower facility rent costs of $2.0 million, lower office costs of $1.3 million, lower insurance costs of $0.7 million and a net reduction in various other costs of $0.7 million for the year ended December 31, 2009 compared to the same period in 2008. Other operating costs include $4.0 million for the patent infringement litigation settlement paid in July 2009. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $1.1 million for the year ended December 31, 2009 compared to the same period in 2008 primarily due to lower capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses of $17.2 million for the year ended December 31, 2009 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses for the year ended December 31, 2009 also included $4.5 million for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2010 to be between $10.0 and $12.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $27.2 million for the year ended December 31, 2009 from the same period in 2008 primarily due to higher cash distributions paid to stockholders during the year ended December 31, 2009 offset by less cash used for the Company’s common stock repurchase program.

Cash Distributions to Stockholders.  For the year ended December 31, 2009, the Company paid a total of $45.5 million (or $2.00 per share of common stock) in cash distributions compared to $39.1 million (or $1.40 per share of common stock) in cash distributions for the same period in 2008.

On February 24, 2010, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of March 17, 2010, and a payment date of March 31, 2010. This cash distribution of approximately $5.6 million will be paid from available cash on hand.

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

The Company’s Board of Directors approved a supplement to the common stock repurchase program effective on March 3, 2009. The supplement reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009.

On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

During the fourth quarter of 2009, the Company purchased 118,258 shares of its common stock for approximately $1.2 million (excluding commissions). For the year ended December 31, 2009, the Company purchased 500,225 shares of its common stock for approximately $4.7 million (excluding commissions). From the inception of the common stock repurchase program through December 31, 2009, the Company has repurchased a total of 4,858,563 shares of its common stock. There was approximately $20.3 million of common stock repurchase authority remaining under the program as of December 31, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  As of December 31, 2009, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Contractual Obligations.  As of December 31, 2009, USA Mobility’s contractual payment obligations under its long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to certain pager, telecommunications and information technology related expenses. The amounts are based on the Company’s contractual commitments; however, it is possible that the Company may be able to negotiate lower payments if it chooses to exit these contracts before their expiration date. Other obligations primarily consist of expected future payments for asset retirements.

	Payments Due By Period
	(Dollars in thousands)
		Less than			More than 5
	Total	1 Year	1 to 3 years	3 to 5 years	years

Long-term debt obligations and accrued interest	$—	$—	$—	$—	$—
Operating lease obligations	30,137	20,167	8,075	1,539	356
Purchase obligations	9,160	5,723	3,437	—	—
Other obligations	15,977	2,773	5,726	7,478	—

Total contractual obligations	$55,274	$28,663	$17,238	$9,017	$356

The Company incurred the following significant commitments and contractual obligations. These commitments and obligations have been reflected as appropriate in the table above.

In January 2006, USA Mobility entered into a MLA with American Tower Corporation (“ATC”). Under the MLA, USA Mobility will pay ATC a fixed monthly amount in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The MLA was effective January 1, 2006 and will expire on December 31, 2010. The fixed monthly fee decreases periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010.

In September 2006, USA Mobility renegotiated an existing contract with a vendor under which the Company is committed to purchase $24.0 million in telecommunication services through September 2008. In August 2007 the Company signed an amendment, which extended the service period through March 2010 with a revised total commitment of $23.5 million. The Company fulfilled the revised commitment of $23.5 million in June 2009. In September 2009, the Company signed another amendment with this vendor to purchase telecommunication services with no minimum commitment amount.

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to handle its customer billing/provisioning system. The total cost is estimated to be approximately $7.5 million over the five-year contract term, of which the Company is currently contractually obligated for $1.4 million as reflected in the table of contractual obligations above.

In September 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. The agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period after final acceptance of the modification. The Company accepted the modification in March 2009. As of December 31, 2009, the Company has fulfilled $4.5 million of the $5.6 million commitment and the remaining commitment of $1.1 million is reflected in the table of contractual obligations above.

In April 2008, the Company amended an existing contract with a vendor for invoice processing services. The total cost is estimated to be approximately $4.5 million over the three-year contract term, of which $1.8 million is reflected in the table of contractual obligations above. The total cost includes both fixed and variable components based on units in service.

Effective November 2009, the Company amended an existing contract with a vendor for satellite service. The total cost is estimated to be approximately $3.0 million over the three-year contract term, which is reflected in the table of contractual obligations above.

In November 2009, the Company entered into an agreement with a vendor for its headquarters office space. The office lease is expected to commence in April 2010. The total cost is estimated to be approximately $1.4 million, which includes $0.4 million for lease incentives, over the five-year contract term, which is reflected in the table of contractual obligations above.

Other Commitments.  USA Mobility also has various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the consolidated balance sheets.

The Company has effectively settled its uncertain income tax positions (see Note 5 of the Notes to Consolidated Financial Statements). The long-term liability — income taxes for uncertain tax positions of $37.6 million as of March 31, 2009 ($37.2 million as of December 31, 2008) has been reversed. The effective settlement of the long-term liability — income taxes for uncertain tax positions had no impact on the Company’s schedule of total contractual obligations as the long-term liability — income taxes for uncertain tax positions was excluded from the schedule of such total contractual obligations as the Company did not expect the long-term liability — income taxes for uncertain tax positions to result in cash payments.

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

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations. (See Note 6 of the Notes to Consolidated Financial Statements.)

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

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the year ended December 31, 2007, the Company paid $16.0 million and $15.5 million to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For each of the years ended December 31, 2009 and 2008, the Company paid $12.2 million in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

USA Mobility believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill

The Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. The Company first assesses whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of its long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have forecasted estimated enterprise-level cash flows based on various operating assumptions such as ARPU, disconnect rates, and sales and workforce productivity ratios. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

The majority of the intangible assets were recorded at the date of the Arch and Metrocall merger and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded. Goodwill was not amortized but was evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. USA Mobility had selected the fourth quarter to perform this annual impairment test. The Company evaluated goodwill for impairment between annual tests if indicators of impairment existed. GAAP required the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, was considered the reporting unit. If the fair value of the reporting unit was less than its carrying value, an impairment loss was required to be recorded to the extent that the implied value of the goodwill within the reporting unit was less than the carrying value. The fair value of the reporting unit was determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

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

The Company did not record any impairment of long-lived assets and amortizable intangible assets for the years ended December 31, 2009, 2008 or 2007.

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

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $1.1 million and $1.3 million at December 31, 2009 and 2008, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $0.9 million and $1.1 million at December 31, 2009 and 2008, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $0.8 million and $1.7 million at December 31, 2009 and 2008, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. The Company bases this allowance on historical payment trends.

Revenue Recognition

Revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. With respect to revenue recognition for multiple deliverables, the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue. The Company recognizes paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Depreciation Expense

The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter. For the years ended December 31, 2009, 2008 and 2007, $13.0 million, $16.6 million and $18.9 million, respectively, of total depreciation expense related to these assets.

Transmitter assets are grouped into tranches based on the Company’s transmitter decommissioning forecast and are depreciated using the group life method on a straight-line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. That expected useful life is based on the

Company’s forecasted usage of those assets and their retirement over time and so aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s long-range planning and network rationalization process. During the fourth quarter of 2009, the Company completed a review of the estimated useful life of its transmitter assets (that are part of paging and computer equipment.) This review was based on the results of the Company’s long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2013 to 2014. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2010. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any further variations from the Company’s estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

The extension of the depreciable life qualifies as a change in accounting estimate and will be made on a prospective basis effective January 1, 2010. In 2010, depreciation expense will be approximately $0.3 million less than it would have been had the depreciable life not been extended.

Asset Retirement Obligations

The Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

Paging equipment assets have been increased to reflect asset retirement costs; and depreciation expense is being recognized over the estimated lives, which range between one and nine years. At December 31, 2008, the Company had recognized cumulative asset retirement costs of $8.5 million. In 2009, the Company reduced the asset retirement costs by a net $0.8 million and wrote off $2.9 million in fully depreciated asset retirement costs. At December 31, 2009, cumulative asset retirement costs were $4.8 million. The asset retirement cost net reduction in 2009 decreased paging equipment assets which are being depreciated over the related estimated lives of 12 to 60 months. Depreciation, amortization and accretion expense for the years ended December 31, 2009, 2008 and 2007 included $2.3 million, $2.9 million and ($0.6) million, respectively, related to depreciation of these asset retirement costs. The reduction to depreciation expense in 2007 was due to the adjustment of the asset retirement costs made in 2004 upon the merger of Arch and Metrocall. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date, which is estimated to be 2014.

At December 31, 2009 and 2008, accrued other liabilities included $3.2 million and $3.7 million, respectively, of asset retirement liabilities related to USA Mobility’s efforts to reduce the number of transmitters it operates; other long-term liabilities included $8.4 million and $9.6 million, respectively, related primarily to an estimate of the costs of deconstructing assets through 2014. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date of 2014. Based on the fourth quarter 2009 revisions to the timing of the Company’s network rationalization program, the estimated future terminal date was revised from 2013 to 2014. Changes to the asset retirement costs and asset retirement obligation liability have been made to reflect this revision effective December 31, 2009.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $12.1 million through 2014. The accretion will be recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate

2009 - September 30 and December 31 — Incremental Estimates	12.18	%(1)
2009 - October 1 through December 31 — Additions(2)	11.78%
2009 - March 31 — Incremental Estimates	12.20	%(1)
2009 - January 1 through September 30 — Additions(2)	11.25%
2008 - December 31 — Incremental Estimates	12.21	%(1)
2008 - October 1 through December 31 — Additions(2)	11.25%
2008 - September 30 — Incremental Estimates	12.28	%(1)
2008 - January 1 through September 30 — Additions(2)	9.70%
2007 - Additions(2)and Incremental Estimates(1)	10.60%

(1)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

(2)	Transmitters moved to new sites resulting in additional liability.

The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2009, 2008 and 2007 included $1.4 million, $1.8 million and $1.3 million, respectively, for accretion expense on the asset retirement obligation liabilities.

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

Severance and Restructuring

The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required due to employers’ accounting for post-employment benefits. The Company is required to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

From time to time, the Company will announce reorganization plans that may include eliminating positions within the Company. Each plan is reviewed to determine whether a restructuring charge is required to be recorded related to costs associated with exit or disposal activities. The Company is required to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

Also from time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying contractual agreements. Exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying contract or lease agreements are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded.

Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material.

Income Taxes

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense. These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) relating to accounting for uncertainty in income taxes. The Company’s policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

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

On January 1, 2007 the Company recorded an estimated liability for uncertain tax positions of $52.2 million.

During 2008, the Company reduced its liability for uncertain tax positions by $1.4 million due to the lapse of the statute of limitations and the effective settlement of various tax positions. Of this reduction, approximately $0.2 million was recorded as a reduction of income tax expense and $0.4 million was recorded as an increase of long-term deferred income tax assets. Since the recognition of these tax positions related to the acquisition of Metrocall, the Company reduced long-term intangible assets related to the Metrocall acquisition by $1.6 million during 2008 as the goodwill related to this acquisition had been previously written off during the first quarter of 2008.

During the fourth quarter of 2008 the IRS concluded its audit of the January 1, 2004 to November 16, 2004 short period consolidated Federal income tax return of Metrocall with no changes. Based on the ASC, the Company determined that a portion of previously unrecognized tax benefits related to tax positions taken in the Metrocall 2004 short period income tax return could be recognized. As of December 31, 2008 the estimated liability for uncertain tax positions was $37.2 million.

During the second quarter of 2009, the Company received the final no change letter from the IRS for the 2005 and 2006 audits of the Company’s consolidated income tax returns. Based on the results of these audits, the Company determined that its remaining uncertain tax positions have been effectively settled. At June 30, 2009, the Company reversed its liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million), and recognized an additional $135.8 million in deferred income tax assets and an increase in its valuation allowance of $140.8 million to reduce its adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact of these adjustments is a reduction in income tax expense of $32.6 million (which included the reversal of $0.4 million of interest recorded in the first quarter of 2009). The Company also recorded a $5.1 million receivable (which includes interest of $0.7 million) for a net operating loss carry-back claim that also reduced income tax expense.

The total unrecognized income tax benefits as of January 1, 2008 were $350.0 million, and increased to $352.4 million as of December 31, 2008 and were zero as of December 31, 2009. Unrecognized income tax benefits reflect the difference between positions taken for income tax return purposes and those calculated in accordance with the recognition and measurement criteria of the ASC.

The Company is required to evaluate the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred income tax assets will be realized in future periods.

During 2009 and 2008, the Company experienced continued revenue and subscriber erosion within its direct customer base that had exceeded its earlier expectations. As part of the Company’s year-end planning, management re-evaluated these trends and concluded that there was additional uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2009 and 2008. Using forecasted taxable income and available positive and negative evidence management concluded that an additional amount of its deferred income tax assets was not likely to be recoverable at December 31, 2009 and 2008. The Company increased the valuation allowance by $11.7 million during the third and fourth quarters of 2008 and by an additional $4.6 million during the fourth quarter of 2009. These adjustments, and the 2009 adjustment related to the effective settlement of uncertain tax positions resulted in a valuation allowance of $212.9 million at December 31, 2009 and $66.7 million at December 31, 2008. These amounts include approximately $0.8 million and $0.7 million for foreign operations at December 31, 2009 and 2008, respectively.

Recent and Pending Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10-05 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC 105-10-05 establishes that the FASB ASCTM will become the source for authoritative United States GAAP recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the ASC will supersede all then-existing non-SEC accounting and reporting standards. The ASC will not have any impact on the Company’s financial position or results of operations. Effective for the third quarter of 2009 references to legacy GAAP are replaced by references to the ASC, where appropriate.

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

In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FASB Staff Position (“FSP”) FAS 157-f). ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 2009. The Company does not anticipate that ASU 2009-5 will have any impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855-10-05 (formerly SFAS No. 165, Subsequent Events). ASC 855-10-05 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued three FSPs dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (ASC 820-10-65 formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly); ASC 320-10-65 (formerly FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments); and ASC 825-10-65 (formerly FSP FAS 107-1 and FSP APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). These ASCs were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. None of these ASCs are applicable to the Company.

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

Other ASUs issued during the year ended December 31, 2009 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

Non-GAAP Financial Measures

The Company uses a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under the Company’s annual short-term incentive programs (“STIP”). That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion plus goodwill impairment, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Operating income (loss)	$57,408	$(119,267)	$75,849
Plus: Depreciation, amortization and accretion	41,914	47,012	48,688
Goodwill impairment	—	188,170	—

EBITDA (as defined by the Company)	99,322	115,915	124,537
Less: Purchases of property and equipment	(17,229)	(18,336)	(18,323)

OCF (as defined by the Company)	$82,093	$97,579	$106,214

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2009, the Company has no outstanding debt financing.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of its Chief Executive Officer (“CEO”) and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of December 31, 2009. Based upon this evaluation, the CEO and the COO/CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to the Company required to be disclosed in its Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and COO/CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, the CEO and COO/CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of USA Mobility;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and members of the Board of Directors of USA Mobility; and

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on the Company’s assessment, management concluded that the Company did maintain effective internal control over financial reporting at December 31, 2009, based on the criteria in Internal Control — Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(f) of the Exchange Act, with the participation of the CEO and COO/CFO, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the CEO and COO/CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2009.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10 to 14 is incorporated by reference from USA Mobility’s definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2010.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information required by this item is incorporated by reference from USA Mobility’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders:

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

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis (“CD&A”) ”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”. The information required by this item with respect to director independence is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “The Board of Directors and Committees”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a) (2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007

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

February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 25, 2010

/s/ Thomas L. Schilling Thomas L. Schilling	Director, Chief Operating Officer and Chief Financial Officer (principal financial officer)	February 25, 2010

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer and Controller (principal accounting officer)	February 25, 2010

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	February 25, 2010

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	February 25, 2010

/s/ Brian O’Reilly Brian O’Reilly	Director	February 25, 2010

/s/ Matthew Oristano Matthew Oristano	Director	February 25, 2010

/s/ Samme L. Thompson Samme L. Thompson	Director	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
USA Mobility, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Mobility, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Mobility, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2010 expressed an unqualified opinion on internal control effectiveness.

/s/  GRANT THORNTON LLP

McLean, Virginia
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
USA Mobility, Inc. and Subsidiaries

We have audited USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

McLean, Virginia
February 25, 2010

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$109,591	$75,032
Accounts receivable, less allowances of $2,805 and $4,081 in 2009 and 2008, respectively	19,051	25,118
Tax receivables	5,117	—
Prepaid expenses and other	3,016	6,226
Deferred income tax assets, less valuation allowance of $8,227 and $6,204 in 2009 and 2008, respectively	1,068	6,025

Total current assets	137,843	112,401

Property and equipment, at cost:
Land, buildings and improvements	6,738	6,987
Paging and computer equipment	172,495	195,185
Furniture, fixtures and vehicles	3,583	3,995

	182,816	206,167
Less accumulated depreciation and amortization	141,521	148,300

Property and equipment, net	41,295	57,867
Intangibles, net	226	6,520
Deferred income tax assets, less valuation allowance of $204,646 and $60,531 in 2009 and 2008, respectively	32,123	59,599
Other assets	2,061	4,973

TOTAL ASSETS	$213,548	$241,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,394	$908
Accrued compensation and benefits	11,608	11,046
Accrued network cost	2,135	2,980
Accrued taxes	7,607	15,136
Accrued severance and restructuring	3,270	3,673
Accrued other	7,200	7,240
Customer deposits	888	1,203
Deferred revenue	7,422	9,958

Total current liabilities	43,524	52,144
Other long-term liabilities	11,228	48,478

TOTAL LIABILITIES	54,752	100,622

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.0001 par value, no shares issued or outstanding	—	—
Common stock — $0.0001 par value, 22,495,398 and 22,950,784 shares issued and outstanding at December 31, 2009 and 2008, respectively	2	2
Additional paid-in capital	137,378	140,736
Retained earnings	21,416	—

TOTAL STOCKHOLDERS’ EQUITY	158,796	140,738

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,548	$241,360

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except share and
	per share amounts)

Revenues:
Service, rental and maintenance, net of service credits	$270,885	$337,959	$402,420
Product sales, net of credits	18,821	21,489	22,204

Total revenues	289,706	359,448	424,624

Operating expenses:
Cost of products sold	6,196	5,592	6,233
Service, rental and maintenance	85,310	122,820	151,930
Selling and marketing	21,815	28,285	38,828
General and administrative	74,326	81,510	96,667
Severance and restructuring	2,737	5,326	6,429
Depreciation, amortization and accretion	41,914	47,012	48,688
Goodwill impairment	—	188,170	—

Total operating expenses	232,298	478,715	348,775

Operating income (loss)	57,408	(119,267)	75,849
Interest expense	(2)	(11)	(13)
Interest income	71	1,811	3,461
Other income	530	622	2,150

Income (loss) before income tax (benefit) expense	58,007	(116,845)	81,447
Income tax (benefit) expense	(9,551)	40,232	86,645

Net income (loss)	$67,558	$(157,077)	$(5,198)

Basic net income (loss) per common share	$2.95	$(5.83)	$(0.19)

Diluted net income (loss) per common share	$2.90	$(5.83)	$(0.19)

Basic weighted average common shares outstanding	22,918,904	26,936,072	27,442,444

Diluted weighted average common shares outstanding	23,260,431	26,936,072	27,442,444

Cash distributions declared per common share	$2.00	$1.40	$3.60

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity
	(Dollars in thousands except share amounts)

Balance, January 1, 2007	27,340,033	$3	$475,969	$—	$475,972
Net loss	—	—	—	(5,198)	(5,198)
Issuance of common stock under the Equity Plan and other	1,913	—	258	—	258
Purchased and retired common stock, net	(28,762)	—	(801)	—	(801)
Recognition of uncertain tax positions and other	—	—	421	—	421
Amortization of stock based compensation	—	—	1,268	—	1,268
Cash distributions declared	—	—	(98,352)	—	(98,352)
Reclassification of net loss	—	—	(5,198)	5,198	—
Issuance, net of forfeitures, of restricted common stock under the Equity Plan	(7,805)	—	—	—	—

Balance, December 31, 2007	27,305,379	$3	$373,565	$—	$373,568

Net loss	—	—	—	(157,077)	(157,077)
Issuance of common stock under the Equity Plan	699	—	35	—	35
Purchased and retired common stock, net	(44,922)	—	(518)	—	(518)
Amortization of stock based compensation	—	—	1,259	—	1,259
Cash distributions declared	—	—	(38,197)	—	(38,197)
Common stock repurchase program	(4,358,338)	(1)	(38,331)	—	(38,332)
Reclassification of net loss	—	—	(157,077)	157,077	—
Issuance, net of forfeitures, of restricted common stock and restricted stock units under the Equity Plan	47,966	—	—	—	—

Balance, December 31, 2008	22,950,784	$2	$140,736	$—	$140,738

Net income	—	—	—	67,558	67,558
Issuance of common stock under the Equity Plan	43,511	—	—	—	—
Purchased and retired common stock, net	(17,104)	—	(180)	—	(180)
Amortization of stock based compensation	—	—	1,560	—	1,560
Cash distributions declared	—	—	—	(46,142)	(46,142)
Common stock repurchase program	(500,225)	—	(4,738)	—	(4,738)
Issuance of restricted common stock under the Equity Plan	18,432	—	—	—	—

Balance, December 31, 2009	22,495,398	$2	$137,378	$21,416	$158,796

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$67,558	$(157,077)	$(5,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	41,914	47,012	48,688
Goodwill impairment	—	188,170	—
Deferred income tax expense	32,433	36,831	91,995
Amortization of stock based compensation	1,560	1,259	1,412
Provisions for doubtful accounts, service credits and other	4,515	5,851	8,561
Non-cash transaction tax accrual adjustments	(7,218)	(5,499)	(6,789)
Loss (gain) on disposals of property and equipment	2	48	(169)
Changes in assets and liabilities:
Accounts receivable	1,553	(2,925)	(10,240)
Prepaid expenses and other	(2,062)	3,167	2,706
Intangibles and other long-term assets	1,628	4,279	(582)
Accounts payable and accrued liabilities	482	(12,586)	(11,306)
Customer deposits and deferred revenue	(2,851)	(2,490)	(4,793)
Other long-term liabilities	(37,654)	—	—

Net cash provided by operating activities	101,860	106,040	114,285

Cash flows from investing activities:
Purchases of property and equipment	(17,229)	(18,336)	(18,323)
Proceeds from disposals of property and equipment	168	179	323

Net cash used in investing activities	(17,061)	(18,157)	(18,000)

Cash flows from financing activities:
Cash distributions to stockholders	(45,502)	(39,061)	(98,250)
Purchase of common stock	(4,738)	(38,332)	—

Net cash used in financing activities	(50,240)	(77,393)	(98,250)

Net increase (decrease) in cash and cash equivalents	34,559	10,490	(1,965)
Cash and cash equivalents, beginning of period	75,032	64,542	66,507

Cash and cash equivalents, end of period	$109,591	$75,032	$64,542

Supplemental disclosure:
Interest paid	$2	$11	$13

Income taxes paid (state and local)	$447	$462	$70

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Business — USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”), is a leading provider of wireless messaging in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

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

The Company has evaluated subsequent events through February 25, 2010, the date on which the financial statements were issued.

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

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers may experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of investors, which could reduce the value of USA Mobility’s common stock and impact the Company’s ability to make future cash distributions to stockholders or repurchase shares of its common stock.

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

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill — The Company is required to evaluate the carrying value of its long-lived assets and certain intangible assets. The Company first assesses whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. Had these conditions existed, the Company would have assessed the recoverability of the carrying value of its long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, the Company would have forecasted estimated enterprise-level cash flows based on various operating assumptions such as average revenue per unit, disconnect rates, and sales and workforce productivity ratios. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, USA Mobility would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

The majority of the intangible assets were recorded at the date of the Arch and Metrocall merger and are being amortized over periods generally ranging from one to five years. Goodwill was also recorded. Goodwill was not amortized but was evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. USA Mobility had selected the fourth quarter to perform this annual impairment test. The Company evaluated goodwill for impairment between annual tests if indicators of impairment existed. GAAP required the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, was considered the reporting unit. If the fair value of the reporting unit was less than its carrying value, an impairment loss was required to be recorded to the extent that the implied value of the goodwill within the reporting unit was less than the carrying value. The fair value of the reporting unit was determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

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

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $1.1 million and $1.3 million at December 31, 2009 and 2008, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $0.9 million and $1.1 million at December 31, 2009 and 2008, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $0.8 million and $1.7 million at December 31, 2009 and 2008, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. The Company bases this allowance on historical payment trends.

Revenue Recognition — Revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. With respect to revenue recognition for multiple deliverables, the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue. The Company recognizes paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Depreciation Expense — The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter. For the years ended December 31, 2009, 2008 and 2007, $13.0 million, $16.6 million and $18.9 million, respectively, of total depreciation expense related to these assets.

Transmitter assets are grouped into tranches based on the Company’s transmitter decommissioning forecast and are depreciated using the group life method on a straight-line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. That expected useful life is based on the Company’s forecasted usage of those assets and their retirement over time and so aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s long-range planning and network rationalization process. During the fourth quarter of 2009, the Company completed a review of the estimated useful life of its transmitter assets (that are part of paging and computer equipment.) This review was based on the results of the Company’s long range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2013 to 2014. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2010. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any further variations from the Company’s estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The extension of the depreciable life qualifies as a change in accounting estimate and will be made on a prospective basis effective January 1, 2010. In 2010, depreciation expense will be approximately $0.3 million less than it would have been had the depreciable life not been extended.

Long-Lived Assets — Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Estimated Useful
Life
Asset Classification	(In Years)

Buildings and improvements	20
Leasehold improvements	Shorter of 3 or lease term
Messaging devices	1 - 2
Paging and computer equipment	1 - 9
Furniture and fixtures	3 - 5
Vehicles	3

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

Severance and Restructuring — The Company continually evaluates its staffing levels to meet its business objectives and its strategy to reduce its cost of operations. Severance costs are reviewed periodically to determine whether a severance charge is required due to employers’ accounting for post-employment benefits. The Company is required to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

From time to time, the Company will announce reorganization plans that may include eliminating positions within the Company. Each plan is reviewed to determine whether a restructuring charge is required to be recorded related to costs associated with exit or disposal activities. The Company is required to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

Also from time to time, the Company ceases to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying contractual agreements. Exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying contract or lease agreements are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded.

Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material (see Note 11).

Income Taxes — The Company and its subsidiaries file a consolidated Federal income tax return, and income tax returns in state, local and a foreign jurisdiction (Canada) as applicable. Provisions for current income tax

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year.

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement and tax bases of assets and liabilities at the enacted tax rates expected to apply to taxable income when the assets or liabilities that created the deductible or taxable differences are settled. Changes in deferred income tax assets and liabilities are included as a component of income tax expense. Valuation allowances are established for certain deferred income tax assets based on available evidence where realization is not likely.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more likely than not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense. The Company assesses whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. Implementation of this requirement requires the exercise of significant judgment (see Note 5).

Shipping and Handling Costs — USA Mobility incurs shipping and handling costs to send and receive messaging devices to/from its customers. These costs are expensed as incurred and included in general and administrative expenses and amounted to $1.6 million, $2.4 million and $3.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Advertising Expenses — USA Mobility incurs advertising expenses to support the Company’s marketing goals. These costs are expensed as incurred and are included in selling and marketing and general and administrative expenses. These costs amounted to $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with initial maturities of three months or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where the Company is required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — USA Mobility’s financial instruments include its cash, accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2009 and 2008.

Stock Based Compensation — Compensation expense associated with common stock, restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) is recognized over the requisite service period (generally the vesting period) based on the instruments’ fair value.

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

Recent and New Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Codification (“ASC”) 105-10-05 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC 105-10-05 establishes that the FASB ASCtm will become the source for authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Effective for financial statements issued for interim and annual periods ending after September 15, 2009 the ASC will

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supersede all then-existing non-SEC accounting and reporting standards. The ASC will not have any impact on the Company’s financial position or results of operations. Effective for the third quarter of 2009 references to legacy GAAP are replaced by references to the ASC, where appropriate.

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

In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring fair value of liabilities under ASC 820 (formerly FASB Staff Position (“FSP”) FAS 157-f). ASU 2009-05 is effective for the first interim or annual reporting period beginning after August 2009. The Company does not anticipate that ASU 2009-05 will have any impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC 855-10-05 (formerly SFAS No. 165, Subsequent Events). ASC 855-10-05 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued three FSPs dealing with fair value measurements, other-than-temporary impairments and interim disclosures of fair value (ASC 820-10-65 formerly FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly); ASC 320-10-65 (formerly FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments); and ASC 825-10-65 (formerly FSP FAS 107-1 and FSP APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). These ASCs were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. None of these ASCs are applicable to the Company.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

805-20-25 will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time.

Other ASUs issued during the year ended December 31, 2009 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

2.	Long-Lived Assets

The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the periods stated were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Depreciation	$32,907	$36,441	$37,597
Amortization	7,576	8,791	9,745
Accretion	1,431	1,780	1,346

Total depreciation, amortization and accretion	$41,914	$47,012	$48,688

Property and Equipment — Effective January 1, 2010, USA Mobility extended the estimated depreciable life of certain of its paging equipment assets to 2014 from 2013. These paging equipment assets are depreciated on a straight-line basis under the group method. This change in useful life resulted from revisions to the timing of the Company’s network rationalization program, in order to align the useful lives of these assets with their planned removal from service.

The revisions to the expected usage of the Company’s paging equipment assets effective January 1, 2010 will impact the expected yearly depreciation expense for the Company’s transmitter asset component of its paging equipment assets. This change in accounting estimate will reduce depreciation expense by approximately $0.3 million in 2010 and thereafter.

Asset Retirement Obligations — Paging equipment assets have been increased to reflect asset retirement costs; and depreciation expense is being recognized over the estimated lives, which range between one and nine years. At December 31, 2008, the Company had recognized cumulative asset retirement costs of $8.5 million. In 2009, the Company reduced the asset retirement costs by a net $0.8 million and wrote off $2.9 million in fully depreciated asset retirement costs. At December 31, 2009, cumulative asset retirement costs were $4.8 million. The asset retirement cost net reduction in 2009 decreased paging equipment assets which are being depreciated over the related estimated lives of 12 to 60 months. Depreciation, amortization and accretion expense for the years ended December 31, 2009, 2008 and 2007 included $2.3 million, $2.9 million and ($0.6) million, respectively, related to depreciation of these asset retirement costs. The reduction to depreciation expense in 2007 was due to the adjustment of the asset retirement costs made in 2004 upon the merger of Arch and Metrocall. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date, which is estimated to be 2014. Based on the fourth quarter 2009 revisions to the timing of the Company’s network rationalization program, the estimated future terminal date was revised from 2013 to 2014. Changes to the asset retirement costs and asset retirement obligation liability have been made to reflect this revision effective December 31, 2009.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation liability balances for the periods stated were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2008	$3,678	$9,597	$13,275
Accretion	366	1,065	1,431
Amounts paid	(2,289)	—	(2,289)
Additional amounts recorded	(338)	(542)	(880)
Reclassifications	1,759	(1,759)	—

Balance at December 31, 2009	$3,176	$8,361	$11,537

Balance at December 31, 2007	$5,072	$9,979	$15,051
Accretion	562	1,218	1,780
Amounts paid	(4,325)	—	(4,325)
Additional amounts recorded	912	(143)	769
Reclassifications	1,457	(1,457)	—

Balance at December 31, 2008	$3,678	$9,597	$13,275

The balances above were included in accrued other and other long-term liabilities, respectively, at December 31, 2009 and 2008.

The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date of 2014.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $12.1 million through 2014. The accretion will be recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate

2009 - September 30 and December 31 — Incremental Estimates	12.18	%(1)
2009 - October 1 through December 31 — Additions(2)	11.78%
2009 - March 31 — Incremental Estimates	12.20	%(1)
2009 - January 1 through September 30 — Additions(2)	11.25%
2008 - December 31 — Incremental Estimates	12.21	%(1)
2008 - October 1 through December 31 — Additions(2)	11.25%
2008 - September 30 — Incremental Estimates	12.28	%(1)
2008 - January 1 through September 30 — Additions(2)	9.70%
2007 - Additions(2) and Incremental Estimates(1)	10.60%

(1)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

(2)	Transmitters moved to new sites resulting in additional liability.

The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. Depreciation, amortization and accretion expense for the years ended December 31, 2009, 2008 and 2007 included $1.4 million, $1.8 million and $1.3 million, respectively, for accretion expense on the asset retirement obligation liabilities.

Long-lived Assets, Other Amortizable Intangible Assets and Goodwill — Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years.

Amortizable intangible assets are comprised of the following at December 31, 2008:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(58,392)	$6,269
Purchased Federal Communications Commission licenses	5	2,689	(2,440)	249
Other	3	68	(66)	2

Total intangible assets, net		$67,418	$(60,898)	$6,520

Amortizable intangible assets were comprised of the following at December 31, 2009:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(64,579)	$82
Purchased Federal Communications Commission licenses	5	2,679	(2,678)	1
Other	3	389	(246)	143

Total intangible assets, net		$67,729	$(67,503)	$226

Aggregate amortization expense for other intangible assets for the years ended December 31, 2009, 2008 and 2007 was $7.6 million, $8.8 million and $9.7 million, respectively. The estimated amortization expenses, based on current intangible asset balances, are $0.2 million for 2010. No amortization expense is expected to be charged after 2010.

Goodwill was recognized in connection with the merger of Arch and Metrocall and was not amortized. The Company was required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. For this determination, USA Mobility, as a whole, was considered the reporting unit. If the fair value of the reporting unit was less than its carrying value, an impairment loss was required to be recorded to the extent that the implied value of the goodwill within the reporting unit was less than the carrying value. The fair value of the reporting unit was determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company did not record any impairment of long-lived assets and amortizable intangible assets for the years ended December 31, 2009, 2008 or 2007.

3.	Long-term Debt

As of December 31, 2009 and 2008, the Company had no borrowings or associated debt service requirements.

4.	Stockholders’ Equity

General

The authorized capital stock of the Company consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

At December 31, 2009 and 2008, the Company had no stock options outstanding.

At December 31, 2009 and December 31, 2008, there were 22,495,398 and 22,950,784 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. In addition, at December 31, 2009 and 2008, there were 266,575 shares of common stock, respectively, reserved for issuance from time to time to satisfy general unsecured claims under the Arch plan of reorganization. For financial reporting purposes, at December 31, 2009 and 2008, 218,782 and 266,575 shares of common stock, respectively, have been included in the Company’s reported outstanding share balance relating to shares of common stock expected to be issued under the Arch plan of reorganization.

The Company has filed a motion with the Bankruptcy Court for a final decree closing the Arch bankruptcy case. A summary of the distributions under the Arch plan of reorganization, including the final distributions to be made under the plan, is set forth in the motion. On February 17, 2010, the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court. In its final distribution under the Arch plan of reorganization, the Company expects to distribute 218,782 shares previously reserved for future issuance under the Arch plan of reorganization and increase the Company’s reported outstanding share balance. The remaining 47,793 unissued shares under the Arch plan of reorganization will be returned to the status of authorized but unissued shares of the Company.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Distributions to Stockholders — The following table details information on the Company’s cash distributions for the years ended December 31, 2009, 2008 and 2007. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2009 and 2008 include previously declared cash distributions on RSUs and restricted stock issued under the USA Mobility Equity Incentive Plan (the “Equity Plan”) to executives and non-executive members of the Company’s Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment
						(Dollars in
						thousands)

2007	February 7	February 22	March 15	$0.65
	May 2	May 17	June 7	1.65	(1)
	August 1	August 16	September 6	0.65
	October 30	November 8	November 29	0.65

	Total			3.60		$98,250	(2)

2008	February 13	February 25	March 13	0.65
	May 2	May 19	June 19	0.25	(3)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

	Total			1.40		39,061	(2)

2009	March 3	March 17	March 31	1.25	(1)
	April 29	May 20	June 18	0.25
	July 29	August 14	September 10	0.25
	October 28	November 17	December 10	0.25

	Total			2.00		45,502	(2)

Total				$7.00		$182,813

(1)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(2)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(3)	On May 2, 2008, the Company’s Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

On February 24, 2010, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of March 17, 2010, and a payment date of March 31, 2010. This cash distribution of approximately $5.6 million will be paid from available cash on hand.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Board of Directors approved a supplement to the common stock repurchase program effective on March 3, 2009. The supplement reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009.

On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

During the fourth quarter of 2009, the Company purchased 118,258 shares of its common stock for approximately $1.2 million (excluding commissions). For the year ended December 31, 2009, the Company purchased 500,225 shares of its common stock for approximately $4.7 million (excluding commissions). From the inception of the common stock repurchase program through December 31, 2009, the Company has repurchased a total of 4,858,563 shares of its common stock. There was approximately $20.3 million of common stock repurchase authority remaining under the program as of December 31, 2009. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Common stock purchased in 2008 and 2009 (including the purchase of common stock for tax withholdings) was as follows:

					Approximate
					Dollar Value of
				Total Number of	Shares That May
				Shares Purchased as	Yet Be Purchased
				Part of a Publicly	Under the Publicly
	Total Number of		Average Price Paid	Announced Plan or	Announced Plan or
For the Three Months Ended	Shares Purchased		per Share(1)	Program	Program(2)
					(Dollars in thousands)

2008
March 31,	2,254	(3)	$14.30	—	$—
June 30,	—		—	—	—
September 30,	—		—	—	50,000
December 31,	4,401,006	(3)	8.78	4,358,338	11,858

Total for 2008	4,403,260		$8.78	4,358,338

2009
March 31,	307,771	(4)	$9.29	290,667	22,314
June 30,	91,300		9.15	91,300	21,479
September 30,	—		—	—	21,479
December 31,	118,258		10.12	118,258	20,282

Total for 2009	517,329		$9.45	500,225

(1)	Average price paid per share excludes commissions.

(2)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective on March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

(3)	The total number of shares purchased for the three months ended March 31, 2008 and December 31, 2008 includes 2,254 shares and 42,668 shares, respectively, purchased from the Company’s executives in payment of required tax withholdings for previously awarded restricted stock that vested. The purchases in the three months ended March 31, 2008 were made at $14.30 per share and the purchases in the three months ended December 31, 2008 were made at $11.39 per share.

(4)	The total number of shares purchased includes 17,104 shares purchased from the Company’s executives at a price of $10.10 per share in payment of required tax withholdings for common stock awarded in March 2009 related to the Additional Target Award under the 2006 Long-Term Incentive Plan (“LTIP”).

Arch Wireless, Inc. New Common Stock — Upon the effective date of the Arch plan of reorganization, all of the Arch predecessor company’s preferred and common stock, and all stock options were cancelled. Arch’s authorized capital stock consisted of 50,000,000 shares of common stock. Each share of common stock had a par value of $0.0001 per share. As of December 31, 2003, Arch had issued and outstanding 19,483,477 shares of common stock and the remaining 516,523 shares were reserved for issuance under Arch’s plan of reorganization, to be issued from time to time, as unsecured claims were resolved. All 20,000,000 shares were deemed issued and outstanding for accounting purposes at December 31, 2003. All shares of Arch’s new common stock were exchanged for a like number of shares of USA Mobility common stock.

Approximately 266,575 of these shares remain at December 31, 2009, to be issued pursuant to Arch’s plan of reorganization. The Company has filed a motion with the Bankruptcy Court for a final decree closing the Arch bankruptcy case. A summary of the distributions under the Arch plan of reorganization, including the final distributions to be made under the plan, is set forth in the motion. On February 17, 2010 the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court. In its final distribution under the Arch plan of reorganization, the Company expects to distribute 218,782 shares previously reserved for future issuance under the Arch plan of reorganization and increase the Company’s reported outstanding share balance. The remaining 47,793 unissued shares under the Arch plan of reorganization will be returned to the status of authorized but unissued shares of the Company

Additional Paid-in Capital — During each of the three years ended December 31, 2009, additional paid-in capital decreased by $3.4 million, $232.8 million and $102.4 million, respectively. The decrease in 2009 was due primarily to the common stock repurchase program and repurchase of common stock awarded under the 2006 LTIP Additional Target Award; all of which were offset by the amortization of stock based compensation.

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2009, the Company acquired a total of 17,104 shares of the Company’s common stock from the Company’s executives in payment of required tax withholdings for the common stock awarded in March 2009 related to the Additional Target Award under the 2006 LTIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2009. Also, 500,225 shares of common stock repurchased by the Company during the year ended December 31, 2009, under its common stock repurchase program, were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, the effect of 88, 118,764 and 155,359, respectively, of potential dilutive common shares was not included in the calculation for diluted net income (loss) per share as the impact is anti-dilutive. The components

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of basic and diluted net income (loss) per common share for the three years ended December 31, 2009 were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except share and per share amounts)

Net income (loss)	$67,558	$(157,077)	$(5,198)

Weighted average shares of common stock outstanding	22,918,904	26,936,072	27,442,444
Dilutive effect of restricted stock and RSUs	341,527	—	—

Weighted average shares of common stock and common stock equivalents	23,260,431	26,936,072	27,442,444

Net income (loss) per common share
Basic	$2.95	$(5.83)	$(0.19)

Diluted	$2.90	$(5.83)	$(0.19)

USA Mobility, Inc. Equity Incentive Plan

In connection with and prior to the November 2004 merger of Arch and Metrocall, the Company established the Equity Plan. Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Board of Directors in the form of shares of common stock, stock options, restricted stock, RSUs or stock grants. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through December 31, 2009:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(329,416)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(48,283)
Common stock(2)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	7,571
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at December 31, 2009	1,240,834

(1)	On November 14, 2008 the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009 the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

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

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility. During the second quarter of 2009, 7,571 RSUs and the related cash distributions were forfeited. As of December 31, 2009, there were 321,845 RSUs outstanding. During the first quarter of 2010, 24,213 RSUs and the related cash distributions were forfeited.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $3.6 million to expense over the 48-month vesting period. A total of $0.9 million was included in stock based compensation expense for the year ended December 31, 2009 in relation to the 2009 LTIP.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A total of $0.9 million was included in payroll and related expenses for the year ended December 31, 2009 for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2006 LTIP.  On February 1, 2006, the Company’s Board of Directors established the 2006 LTIP, which consisted of a cash component and an equity component in the form of restricted stock. Of the total 2006 LTIP award, 80 percent was considered the Initial Target Award and was fully amortized and vested by December 2008. The remaining 20 percent of the total 2006 LTIP award plus cumulative forfeitures were reserved as a discretionary award (the “Additional Target Award”). In March 2009, the Company’s Board of Directors approved the Additional Target Award. The Company expensed $1.2 million and $0.4 million to payroll and related expenses for the cash award and the related equivalent cash distributions ($8.65 per share), respectively, in March 2009. The Additional Target Award was paid on March 19, 2009.

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

	Expense Type
	Payroll	Stock
	and	Based
Functional Expense Category	Related	Compensation	Total
	(Dollars in thousands)

Service, rental and maintenance	$116	$31	$147
Selling and marketing	301	82	383
General and administrative	1,193	327	1,520

Total	$1,610	$440	$2,050

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the cash distributions relating to the restricted stock issued to the Company’s non-executive directors for the three years ended December 31, 2009:

				Per Share
Year	Declaration Date	Record Date	Payment Date	Amount	Total Amount(1)

2007	October 30	November 8	November 29	$0.65	$2,023

				0.65	2,023

2008	February 13	February 25	March 13	0.65	4,409
	May 2	May 19	June 19	0.25	3,535
	July 31	August 14	September 11	0.25	5,274
	October 29	November 14	December 10	0.25	5,688

				1.40	18,906

2009	March 3	March 17	March 31	1.25	29,524
	April 29	May 20	June 18	0.25	5,491
	July 29	August 14	September 10	0.25	4,781
	October 28	November 17	December 10	0.25	4,608

				2.00	44,404

Total				$4.05	$65,333

(1)	The total amount excludes forfeited cash distributions.

The following table details information on the restricted stock awarded to the Company’s non-executive directors. The shares of restricted stock vest one year from the date of grant and the related cash distributions on the vested restricted stock were paid to the Company’s non-executive directors.

			Restricted	Restricted	Restricted		Restricted Stock	Cash
For the Three		Price Per	Stock	Stock	Stock	Vesting	Awarded and	Distribution
Months Ended	Grant Date	Share(1)	Awarded	Forfeited(2)	Vested	Date	Outstanding	Paid(3)

September 30, 2007	October 1, 2007	$16.87	4,299	(1,186)	(3,113)	October 1, 2008	—	$5,603
December 31, 2007	January 2, 2008	14.30	5,068	(1,398)	(3,670)	January 2, 2009	—	5,138

March 31, 2008	April 1, 2008	7.14	8,756	(1,401)	(7,355)	April 1, 2009	—	14,710
June 30, 2008	July 1, 2008	7.55	6,956	—	(6,956)	July 1, 2009	—	13,912
September 30, 2008	October 1, 2008	11.00	4,772	—	(4,772)	October 1, 2009	—	9,544
December 31, 2008	January 2, 2009	11.57	4,536	—	(4,536)	January 2, 2010	—	9,072

March 31, 2009	April 1, 2009	9.21	5,701	—	—	April 1, 2010	5,701	—
June 30, 2009	July 1, 2009	12.76	4,116	—	—	July 1, 2010	4,116	—
September 30, 2009	October 1, 2009	12.88	4,079	—	—	October 1, 2010	4,079	—
December 31, 2009	January 2, 2010	11.01	4,767	—	—	January 2, 2011	4,767	—

Total			53,050	(3,985)	(30,402)		18,663	$57,979

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	In January 2008, one of the non-executive directors voluntarily resigned from the Company’s Board of Directors and forfeited 1,292 shares of restricted stock. In May 2008, one of the non-executive directors declined to stand for re-election to the Company’s Board of Directors and forfeited 2,693 shares of restricted stock.

(3)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $0.2 million was included in stock based compensation expense for each year ended December 31, 2009, 2008 and 2007, respectively, in relation to the restricted stock issued to non-executive directors of the Company’s Board of Directors.

Board of Directors Common Stock — As of December 31, 2009, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

5.	Income Taxes

The significant components of USA Mobility’s income tax (benefit) expense attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Income (loss) before income tax expense	$58,007	$(116,845)	$81,447

Current:
Federal tax	$(41,262)	$2,235	$(5,068)
State tax	(722)	1,166	450
Foreign tax	—	—	(732)

	(41,984)	3,401	(5,350)

Deferred:
Federal tax	29,731	33,135	82,152
State tax	2,702	2,739	9,843
Foreign tax	—	957	—

	32,433	36,831	91,995

Total income tax (benefit) expense	$(9,551)	$40,232	$86,645

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and the effective tax rate:

	For the Year Ended December 31,
	2009	2008	2007

Federal income tax at statutory rate	35.0%	(35.0)%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal tax benefit	4.0%	0.3%	4.6%
State law changes	—	(0.7)%	0.2%
Goodwill impairment	—	56.4%	—
Interest and settlements of uncertain tax positions	(64.3)%	1.2%	(0.7)%
Change in valuation allowance	7.9%	10.1%	66.6%
Other	0.9%	2.1%	0.7%

Effective tax rate	(16.5)%	34.4%	106.4%

The net deferred income tax assets at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Current:
Net deferred income tax asset	$9,295	$12,229
Valuation allowance	(8,227)	(6,204)

	1,068	6,025

Long-term:
Net deferred income tax asset	236,769	120,130
Valuation allowance	(204,646)	(60,531)

	32,123	59,599

Total deferred income tax assets	$33,191	$65,624

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross increase in deferred income tax assets in 2009 resulted from the effective settlement of the liability for uncertain income tax positions, as explained below. The deferred income tax assets at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Deferred income tax assets:
Net operating losses	$192,296	$55,549
Intangible assets	32,382	58,069
Property and equipment	12,356	4,361
Charitable contributions carryover	91	115
Accruals and accrued loss contingencies	10,448	12,748
Interest and taxes	—	3,745

Gross deferred income tax assets	247,573	134,587

Deferred income tax liabilities:
Prepaid expenses	(917)	(1,698)
Other	(592)	(530)

Gross deferred income tax liabilities	(1,509)	(2,228)

Net deferred income tax assets	246,064	132,359
Valuation allowance	(212,873)	(66,735)

Total deferred income tax assets	$33,191	$65,624

Net Operating Losses — The Company has a Federal net operating loss (“NOL”) carry-forward (before the Internal Revenue Code (“IRC”) Section 382 limitation) of $914 million as of December 31, 2009. These losses expire in various amounts through 2029. Approximately $532 million of these NOLs are subject to an annual $6.1 million Section 382 limitation (IRC Section 382 limits a company’s ability to utilize net operating losses). Therefore, approximately $410 million of these NOLs will expire unutilized due to the Section 382 limitation. The remaining NOLs of approximately $382 million are not subject to an IRC Section 382 limitation. With the effective settlement of the liability for uncertain tax positions, the NOL carry-forward is the same for financial reporting and income tax purposes.

Valuation Allowance — The Company assesses the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred income tax assets will be realized in future periods. The deferred income tax asset valuation allowance as of December 31, 2009 and 2008 was $212.9 million and $66.7 million, respectively. During the second quarter of 2009, in light of the effective settlement of the liability for uncertain tax positions (see below), management recorded an increase in deferred income tax assets of $135.8 million and an increase in the valuation allowance by $140.8 million to arrive at a balance of deferred income tax assets which management believes is more likely than not to be realized.

As part of the Company’s year-end planning that was finalized during the third quarter of 2008 and fourth quarter of 2009, management evaluated trends in customer erosion and declining revenue and concluded there was uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2009 and 2008.

Using forecasted taxable income through 2014 along with available positive and negative evidence, management concluded that an additional amount of its deferred income tax assets at December 31, 2009 would likely

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not be recoverable. Therefore, the Company increased the valuation allowance by $4.6 million during the fourth quarter of 2009 resulting in a valuation allowance of $212.9 million at December 31, 2009, which includes approximately $0.8 million for foreign operations.

On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009. This new law extended the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

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

Liability for Uncertain Tax Positions — As of January 1, 2008, the liability for uncertain tax positions was $36.2 million. During 2008, the Company increased both the liability for uncertain tax positions and the long-term balance of deferred income tax assets by $1.0 million in 2008 to state the deferred tax assets and the liability for uncertain tax positions on a gross rather than a net basis (i.e., net of tax benefits associated with net operating losses, accrued interest and state income taxes).

On November 20, 2008, the Company received a no change letter from the IRS on the audit of the Metrocall consolidated Federal return for the short period ended November 16, 2004. On April 15, 2009, the IRS informed the Company that the 2005 and 2006 Federal income tax returns were accepted as filed. The Company determined that its liability for uncertain tax positions had been effectively settled. At June 30, 2009, the Company eliminated its liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million) and increased its deferred income tax assets by $135.8 million, which represents previously unrecorded tax benefits. The Company also recognized an increase in its valuation allowance of $140.8 million to reduce its adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact of these adjustments is a reduction in income tax expense of $32.6 million (which included the reversal of $0.4 million of interest recorded in the first quarter of 2009). The Company also recorded a $5.1 million receivable (which includes interest of $0.7 million) for a net operating loss carry-back claim that also reduced income tax expense.

The total unrecognized tax benefits were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

January 1,	$352,351	$350,049	$372,419
Increase due to prior year tax positions	—	3,583	—
Decrease due to prior year tax positions		(540)	(4,223)
Effective settlement of prior year tax positions	(352,351)	—	—
Lapse of statute of limitations	—	(741)	(18,147)

December 31,	$—	$352,351	$350,049

Income Tax Audits — In 2007 the IRS commenced audits of the Federal income tax returns of Metrocall for the short period January 1 through November 16, 2004 and USA Mobility’s 2005 and 2006 Federal income tax returns. During the fourth quarter of 2008, the IRS concluded its audit of the short period Federal income tax return with no changes. During the second quarter of 2009, the IRS concluded its audits of the Company’s 2005 and 2006 Federal income tax returns with no changes.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During December 2009, the IRS has informally notified the Company that it is planning to audit the 2007 and 2008 Federal income tax returns. The Company expects these audits to commence during 2010.

6.  Commitments and Contingencies

Contractual Obligations — In January 2006, USA Mobility entered into a Master Lease Agreement (“MLA”) with American Tower Corporation (“ATC”). Under the MLA, USA Mobility will pay ATC a fixed monthly amount in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The MLA was effective January 1, 2006 and will expire on December 31, 2010. The fixed monthly fee decreases periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010.

In September 2006, USA Mobility renegotiated an existing contract with a vendor under which the Company is committed to purchase $24.0 million in telecommunication services through September 2008. In August 2007 the Company signed an amendment, which extended the service period through March 2010 with a revised total commitment of $23.5 million. The Company fulfilled the revised commitment of $23.5 million in June 2009. In September 2009, the Company signed another amendment with this vendor to purchase telecommunication services with no minimum commitment amount.

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services in order to eliminate a data center and to handle its customer billing/provisioning system. The total cost is estimated to be approximately $7.5 million over the five-year contract term, of which the Company is currently contractually obligated for $1.4 million.

In September 2007, the Company entered into an agreement with a current vendor to modify the power source for an existing two-way pager. After final testing and approval by the Company, the vendor will manufacture and supply the pagers exclusively to the Company. The agreement requires a purchase commitment of approximately $5.6 million over an eighteen-month period after final acceptance of the modification. The Company accepted the modification in March 2009. As of December 31, 2009, the Company has fulfilled $4.5 million of the $5.6 million commitment.

In April 2008, the Company amended an existing contract with a vendor for invoice processing services. The total cost is estimated to be approximately $4.5 million over the three-year contract term, of which the Company is currently contractually obligated for $1.8 million. The total cost includes both fixed and variable components based on units in service.

Effective November 2009, the Company amended an existing contract with a vendor for satellite service. The total cost is estimated to be approximately $3.0 million over the three-year contract term.

In November 2009, the Company entered into an agreement with a vendor for its headquarters office space. The office lease is expected to commence in April 2010. The total cost is estimated to be approximately $1.4 million, which includes $0.4 million for lease incentives, over the five-year contract term.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The City filed a petition for certiorari on April 29, 2009 seeking Supreme Court review of the Ninth Circuit’s Fourth Amendment ruling, and on May 29, 2009 the Company filed a conditional cross-petition for certiorari requesting review of the SCA ruling. On December 14, 2009, the Supreme Court granted the City’s petition for certiorari but denied the Company’s cross-petition. On January 7, 2010, the Company filed a petition for rehearing and asked that the Supreme Court defer a decision until issuing a ruling on the Fourth Amendment issues raised by the City.

On February 19, 2010, the Supreme Court denied the Company’s petition for rehearing. As a result, once the stay of the Ninth Circuit’s mandate is lifted, the district court will conduct new proceedings on remand and could award damages to the plaintiffs. The amount of damages, if awarded, is not known as of February 25, 2010. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

Future minimum lease payments under non-cancelable operating leases at December 31, 2009 were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2010	$20,167
2011	5,214
2012	2,861
2013	987
2014	552
Thereafter	356

Total	$30,137

These leases typically include renewal options and escalation clauses. Where material, the Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as prepaid rent and is included in other assets in the consolidated balance sheets.

Total rent expense under operating leases for the years ended December 31, 2009, 2008 and 2007, was approximately $45.7 million, $70.3 million and $92.6 million, respectively.

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

Indemnification Agreements — The Company and certain of its subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of its present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of USA Mobility’s insurance policy coverage, USA Mobility believes the estimated fair value of these indemnification agreements is immaterial. Therefore the Company has not recorded a liability for these agreements as of December 31, 2009 and 2008.

7.	Employee Benefit Plans

USA Mobility, Inc. Savings and Retirement Plan — The Metrocall, Inc. Savings and Retirement Plan (the “Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, was open to all

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Metrocall employees working a minimum of twenty hours per week with at least thirty days of service. The Savings Plan qualifies under section 401(k) of the IRC. Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall had agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours or more. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Savings Plan that was subsequently renamed the USA Mobility, Inc. Savings and Retirement Plan. Matching contributions under the Savings Plan were approximately $0.8 million, $0.7 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

USA Mobility, Inc. Severance Pay Plan — The USA Mobility, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with USA Mobility, as defined. Eligible terminated employees will receive two weeks of compensation for each year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. The Company maintains a substantially similar type of severance pay plan for executive employees above the level of vice-president. At December 31, 2009 and 2008, the accrued severance and restructuring liability included $3.0 million and $3.7 million, respectively, associated with these plans (see Note 11).

8.	Stock Based Compensation

Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the periods stated.

	For the Year Ended December 31,
Operating Expense Category	2009	2008	2007
	(Dollars in thousands)

Service, rental and maintenance	$81	$73	$112
Selling and marketing	187	198	303
General and administrative	1,292	988	997

Total stock based compensation	$1,560	$1,259	$1,412

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Prepaid Expenses and Other

Prepaid expenses and other consisted of the following for the periods stated:

	December 31,
	2009	2008
	(Dollars in thousands)

Other receivables	$682	$1,265
Deposits	149	380
Prepaid insurance	1,042	1,273
Prepaid rent	452	508
Prepaid repairs and maintenance	466	775
Prepaid taxes	10	51
Prepaid expenses	7	318
Inventory	208	1,656

Total prepaid expenses and other	$3,016	$6,226

10.	Other Assets

Other assets consisted of the following for the periods stated:

	December 31,
	2009	2008
	(Dollars in thousands)

Deposits	$275	$310
Prepaid rent	1,653	3,490
Other assets	133	1,173

Total other assets	$2,061	$4,973

11.	Accrued Liabilities

Accrued Severance and Restructuring — Accrued severance and restructuring charges incurred in 2009 primarily related to staff reductions as the Company continues to match its employee levels with operational requirements. At December 31, 2009, the balance of accrued severance and restructuring was as follows:

	December 31,			December 31,
	2008	Charges	Cash Paid	2009
		(Dollars in thousands)

Severance costs	$3,673	$2,366	$(3,000)	$3,039
Restructuring costs	—	371	(140)	231

Total accrued severance and restructuring	$3,673	$2,737	$(3,140)	$3,270

The balance of accrued severance and restructuring will be paid during 2010.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the balance of the accrued severance and restructuring was as follows:

	December 31,				December 31,
	2007	Charges	Reclassification	Cash Paid	2008
	(Dollars in thousands)

Severance costs	$5,610	$4,192	$(455)	$(5,674)	$3,673
Restructuring costs	—	1,134	455	(1,589)	—

Total accrued severance and restructuring	$5,610	$5,326	$—	$(7,263)	$3,673

Accrued Other — Accrued other consisted of the following for the periods stated:

	December 31,
	2009	2008
	(Dollars in thousands)

Accrued outside services	$1,641	$1,573
Accrued other	2,367	1,974
Asset retirement obligations — short-term	3,176	3,678
Distributions payable — Board of Directors	16	15

Total accrued other	$7,200	$7,240

12.	Other Long-Term Liabilities

Other long-term liabilities consisted of the following for the periods stated:

	December 31,
	2009	2008
	(Dollars in thousands)

Income taxes for uncertain tax positions	$—	$37,235
Asset retirement obligations — long-term	8,361	9,597
Escheat liability — long-term	1,133	1,341
Distributions payable — 2009 LTIP	644	—
State income tax	215	305
Cash award — 2009 LTIP	875	—

Total other long-term liabilities	$11,228	$48,478

The reduction in the liability for income taxes for uncertain tax positions reflected the effective settlement of the Company’s uncertain tax positions as of June 30, 2009 (see Note 5).

13.	Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. For the year ended December 31, 2007, the Company paid $16.0 million and $15.5 million to these two landlords for site rent expenses that are included in service, rental and maintenance expenses. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For each of the years ended December 31, 2009 and 2008, the Company paid $12.2 million in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Reporting

USA Mobility currently has one operating segment: domestic operations.

15.	Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2009 and 2008 is summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share amounts)

For The Year Ended December 31, 2009:
Revenues	$79,691	$75,145	$69,498	$65,372
Operating income	17,359	12,807	15,003	12,239
Net income	9,981	44,746	9,201	3,630
Basic net income per common share(1)	0.43	1.96	0.40	0.16
Diluted net income per common share(1)	0.43	1.93	0.40	0.16

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share amounts)

For The Year Ended December 31, 2008:
Revenues	$94,758	$92,075	$88,357	$84,258
Operating (loss) income	(170,764)	18,926	14,472	18,099
Net (loss) income	(177,800)	10,272	2,418	8,033
Basic net (loss) income per common share(1)	(6.48)	0.37	0.09	0.32
Diluted net (loss) income per common share(1)	(6.48)	0.37	0.09	0.32

(1)	Basic and diluted net income (loss) per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income (loss) per common share for the years ended December 31, 2009 and 2008 may not equal the total computed for the year.

SCHEDULE II

USA MOBILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
Allowance for Doubtful Accounts,	Beginning	Charged to		End of
Service Credits and Other	of Period	Operations	Write-offs	Period
	(Dollars in thousands)

Year ended December 31, 2009	$4,081	$4,515	$(5,791)	$2,805

Year ended December 31, 2008	$5,870	$5,851	$(7,640)	$4,081

Year ended December 31, 2007	$8,582	$8,561	$(11,273)	$5,870

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of March 29, 2004, as amended, by and among Wizards-Patriots Holdings, Inc., Wizards Acquiring Sub, Inc., Metrocall Holdings, Inc., Patriots Acquiring Sub, Inc. and Arch Wireless, Inc. (incorporated by reference as part of Annex A to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 5, 2004 (incorporated by reference as part of Annex B to the Joint Proxy Statement/Prospectus forming part of Amendment No. 3 to USA Mobility’s Registration Statement)(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of November 15, 2004(2)
2.4	Asset Purchase Agreement among WebLink Wireless I, L.P., WebLink Wireless, Inc. and Metrocall, Inc. and Metrocall Holdings, Inc. dated as of November 18, 2003(3)
3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
4.2	Registration Right Agreement, dated as of November 18, 2003, by and between Metrocall Holdings, Inc. and WebLink Wireless I, L.P.(4)
10.1	Credit Agreement. Dated as of November 16, 2004, among Metrocall, Inc., Arch Wireless Operating Company, Inc., USA Mobility, Inc., the other guarantors party thereto, the lenders party thereto, UBS Securities LLC, as arranger, documentation agent and syndication agent, and UBS AG, Stamford Branch, as administrative agent and collateral agent(2)
10.2	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.3	Employment Agreement, dated as of November 15, 2004, between USA Mobility, Inc. and Vincent D. Kelly(2)
10.4	Amendment No. 1 to the Credit Agreement(7)
10.5	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(7)
10.6	Metrocall Holdings, Inc. 2003 Stock Option Plan(5)
10.7	Arch Wireless, Inc. 2002 Stock Incentive Plan(5)
10.8	Arch Wireless Holdings, Inc. Severance Benefits Plan(6)
10.9	USA Mobility, Inc. Equity Incentive Plan(7)
10.10	Offer Letter, dated as of May 6, 2005, between USA Mobility, Inc. and Scott B. Tollefsen(8)
10.11	Offer Letter, dated as of December 14, 2005, between USA Mobility, Inc. and Mark Garzone(12)
10.12	USA Mobility, Inc. Long-Term Incentive Plan(10)
10.13	Form of Award Agreement for the Long-Term Cash Incentive Plan(10)
10.14	Form of Restricted Stock Agreement for the Equity Incentive Plan(10)
10.15	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(10)
10.16	USA Mobility, Inc. 2006 Senior Management Bonus Plan(10)
10.17	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO)(13)
10.18	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)(14)
10.19	Employment Agreement, dated as of October 20, 2007, between USA Mobility, Inc. and Vincent D. Kelly (amended)(15)
10.20	USA Mobility, Inc. Long-Term Incentive Plan (amended)(15)
10.21	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended)(15)
10.22	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated)(16)
10.23	Executive Severance and Change of Control Agreement dated as of October 30, 2008(16)
10.24	Director’s Indemnification Agreement dated as of October 30, 2008(16)
10.25	USA Mobility, Inc. 2009 Long-Term Incentive Plan (17)(18)

10.26	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(17)
10.27	Form of Award Agreement for the Long-Term Cash Incentive Plan(17)
10.28	USA Mobility, Inc. 2009 Short-Term Incentive Plan (17)(18)
10.29	USA Mobility, Inc. 2010 Short-Term Incentive Plan (18)(19)
16.1	Letter from Ernst & Young LLP regarding change in certifying accountant(9)
16.2	Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant(11)
21.1	Subsidiaries of USA Mobility, Inc.(7)
23.1	Consent of Grant Thornton LLP(19)
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 25, 2010(19)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 25, 2010(19)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated February 25, 2010(19)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated February 25, 2010(19)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to Metrocall’s Current Report on Form 8-K filed on November 21, 2003.

(4)	Incorporated by reference to Metrocall’s Registration Statement on Form S-3 filed on December 18, 2003.

(5)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(6)	Incorporated by reference to Arch’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(9)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 22, 2004.

(10)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.

(11)	Incorporated by reference to USA Mobility’s Amended Current Report on Form 8-K/A filed on June 26, 2006.

(12)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2006.

(13)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on April 18, 2007.

(14)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(15)	I Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2007.

(16)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(17)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2008.

(18)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

(19)	Filed herewith.