Form 10-Q
period 2010-03-31
USA Mobility, Inc
filed 2010-05-06
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51027

USA MOBILITY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	16-1694797
(State of incorporation)	(I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420 Springfield, Virginia (Address of principal executive offices)	22151-4148 (Zip Code)

(800) 611-8488
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,138,222 shares of the Registrant’s Common Stock ($0.0001 par value per share) were outstanding as of April 30, 2010.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$115,555	$109,591
Accounts receivable, net	17,354	19,051
Tax receivables	5,136	5,117
Prepaid expenses and other	4,267	3,016
Deferred income tax assets, net	462	1,068

Total current assets	142,774	137,843
Property and equipment, net	36,180	41,295
Intangible assets, net	466	226
Deferred income tax assets, net	26,952	32,123
Other assets	405	2,061

TOTAL ASSETS	$206,777	$213,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,929	$35,214
Customer deposits	837	888
Deferred revenue	7,035	7,422

Total current liabilities	36,801	43,524
Other long-term liabilities	11,901	11,228

TOTAL LIABILITIES	48,702	54,752

Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	133,413	137,378
Retained earnings	24,660	21,416

TOTAL STOCKHOLDERS’ EQUITY	158,075	158,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,777	$213,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,
	2010	2009
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$59,426	$74,420
Product sales, net of credits	3,358	5,271

Total revenues	62,784	79,691

Operating expenses:
Cost of products sold	1,209	1,669
Service, rental and maintenance	18,941	22,955
Selling and marketing	4,557	6,062
General and administrative	15,812	20,186
Severance and restructuring	314	190
Depreciation, amortization and accretion	7,304	11,270

Total operating expenses	48,137	62,332

Operating income	14,647	17,359
Interest income, net	3	26
Other income, net	78	112

Income before income tax expense	14,728	17,497
Income tax expense	5,843	7,516

Net income	$8,885	$9,981

Basic net income per common share	$0.39	$0.43

Diluted net income per common share	$0.39	$0.43

Basic weighted average common shares outstanding	22,654,240	23,134,072

Diluted weighted average common shares outstanding	22,967,192	23,479,796

Cash distributions declared per common share	$0.25	$1.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands and unaudited)

Cash flows from operating activities:
Net income	$8,885	$9,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,304	11,270
Deferred income tax expense	5,777	6,954
Amortization of stock based compensation	263	727
Provisions for doubtful accounts, service credits and other	1,225	1,517
Non-cash transaction tax accrual adjustments	(350)	(1,394)
Loss on disposals of property and equipment	59	—
Changes in assets and liabilities:
Accounts receivable	472	1,000
Prepaid expenses, intangibles and other assets	(31)	345
Accounts payable and accrued liabilities	(5,273)	(2,373)
Customer deposits and deferred revenue	(438)	(722)

Net cash provided by operating activities	17,893	27,305

Cash flows from investing activities:
Purchases of property and equipment	(1,725)	(6,054)
Proceeds from disposals of property and equipment	38	7

Net cash used in investing activities	(1,687)	(6,047)

Cash flows from financing activities:
Cash distributions to stockholders	(5,619)	(28,517)
Purchase of common stock	(4,623)	(2,698)

Net cash used in financing activities	(10,242)	(31,215)

Net increase (decrease) in cash and cash equivalents	5,964	(9,957)
Cash and cash equivalents, beginning of period	109,591	75,032

Cash and cash equivalents, end of period	$115,555	$65,075

Supplemental disclosure:
Interest paid	$1	$—

Income taxes paid (state and local)	$—	$15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Preparation of Interim Financial Statements — The condensed consolidated financial statements of USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated results of operations within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring; and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated results of operations within operating expenses.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2009, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2009 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

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

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report, which describes key risks associated with USA Mobility’s operations and industry, which incorporates by reference information from the 2009 Annual Report.

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

(4) Recent and New Accounting Pronouncements — On February 24, 2010, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855. The ASU addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. ASU 2010-09 is effective immediately. The Company adopted ASU 2010-09 in the Form 10-Q for the quarter ended March 31, 2010 and as a result of the adoption the Company no longer disclose the date through which subsequent events have been evaluated. The adoption of ASU 2010-09 did not have any impact on the Company’s financial position or results of operations.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820. The ASU adds new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1 and 2, as defined in ASC 820, and separate disclosure about purchases, sales, issuances, and settlements relating to fair value hierarchy Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the fair value hierarchy Level 3 activity mentioned above, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not anticipate that ASU 2010-06 will have any impact on the Company’s financial position or results of operations.

On January 5, 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The ASU provides guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating earnings per share, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend, in accordance with ASC 505 and ASC 260. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied retrospectively to all prior periods. ASU 2010-01 is not applicable to the Company.

Other ASUs issued during the three months ended March 31, 2010 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Long-Lived Assets and Other Amortizable Intangible Assets — The Company did not record any impairment of long-lived assets and amortizable intangible assets for the three months ended March 31, 2010 and 2009.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for other intangible assets for the three months ended March 31, 2010 and 2009 was $0.2 million and $2.1 million, respectively.

Amortizable intangible assets are comprised of the following at March 31, 2010:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(64,606)	$55
Purchased Federal Communications Commission licenses	5	2,679	(2,678)	1
Other	1	818	(408)	410

Total intangible assets, net		$68,158	$(67,692)	$466

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2010 and 2009, respectively, are as follows:

	For the Three Months
	Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Depreciation	$6,801	$8,811
Amortization	188	2,101
Accretion	315	358

Total depreciation, amortization and accretion	$7,304	$11,270

(7) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following for the periods stated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Other receivables	$605	$682
Deposits	135	149
Prepaid insurance	1,229	1,042
Prepaid rent	1,491	452
Prepaid repairs and maintenance	333	466
Prepaid taxes	320	10
Prepaid expenses	32	7
Inventory	122	208

Total prepaid expenses and other	$4,267	$3,016

In January 2010, the Company reclassified the long-term portion of prepaid rent to short-term since the underlying master lease agreement (“MLA”) will expire on December 31, 2010.

(8) Other Assets — Other assets consisted of the following for the periods stated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Deposits	$271	$275
Prepaid rent	—	1,653
Other assets	134	133

Total other assets	$405	$2,061

In January 2010, the Company reclassified the long-term portion of prepaid rent to short-term since the underlying MLA will expire on December 31, 2010.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consisted of the following for the periods stated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Accounts payable	$1,866	$3,394
Accrued compensation and benefits	8,253	11,608
Accrued severance and restructuring	2,591	3,270
Accrued network costs	2,261	2,135
Accrued taxes	7,507	7,607
Asset retirement obligations — short-term	2,782	3,176
Accrued other	3,669	4,024

Total accounts payable and accrued liabilities	$28,929	$35,214

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(10) Asset Retirement Obligations — The Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At December 31, 2009, the Company had recognized cumulative asset retirement costs of $4.8 million. During the first quarter of 2010, the Company recorded an increase of $69,000 in asset retirement costs. At March 31, 2010 cumulative asset retirement costs were $4.8 million. The asset retirement cost additions in the first quarter of 2010 increased paging equipment assets and are being depreciated over the related estimated lives of 9 and 57 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2009	$3,176	$8,361	$11,537
Accretion	118	197	315
Additions	—	69	69
Reclassifications	(127)	127	—
Amounts paid	(385)	—	(385)

Balance at March 31, 2010	$2,782	$8,754	$11,536

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2010.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Asset retirement obligations — long-term	$8,754	$8,361
Escheat liability — long-term	1,099	1,133
Distributions payable — 2009 LTIP	670	644
State income tax	300	215
Cash award — 2009 LTIP	1,078	875

Total other long-term liabilities	$11,901	$11,228

(12) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock , par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the three months ended March 31, 2010 consisted of:

(Dollars in thousands)

Balance at January 1, 2010	$158,796
Net income for the three months ended March 31, 2010	8,885
Cash distributions declared	(5,640)
Common stock repurchase program	(4,623)
Issued, purchased and retired common stock, net	394
Amortization of stock based compensation	263

Balance at March 31, 2010	$158,075

General.  At March 31, 2010 and December 31, 2009 were 22,170,899 and 22,495,398 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. For financial reporting purposes, at March 31, 2010 and December 31, 2009, 218,782 shares of common stock have been included in the Company’s reported outstanding share balance relating to shares of common stock expected to be issued under the Arch Wireless, Inc. and subsidiaries (“Arch”) plan of reorganization.

The Company has filed a motion with the Bankruptcy Court for a final decree closing the Arch bankruptcy case. A summary of the distributions under the Arch plan of reorganization, including the final distributions to be made under the plan, is set forth in the motion. On February 17, 2010, the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court. In its final distribution under the Arch plan of reorganization, the Company will distribute 218,782 shares previously reserved for future issuance under the Arch plan of reorganization and increase the Company’s reported outstanding share balance. As of March 31, 2010, the 218,782 shares have not yet been distributed.

At March 31, 2010, the Company had no stock options outstanding.

In connection with and prior to the November 2004 merger of Arch and Metrocall Holdings, Inc. and subsidiaries, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), restricted stock units (“RSUs”) or stock grants. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period,

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which will be determined by the Compensation Committee of the Board of Directors of the Company. RSUs are generally convertible into shares of common stock pursuant to the Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied.

The following table summarizes the activities under the Equity Plan from inception through March 31, 2010:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(329,416)
2009 STIP(2)	(60,799)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(53,050)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	31,785
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at March 31, 2010	1,199,482

(1)	On November 14, 2008 the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009 the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	Pursuant to his employment agreement, Mr. Vincent D. Kelly, the Company’s President and Chief Executive Officer (“CEO”), received 50 percent of his 2009 Short-Term Incentive Plan (“STIP”) award in common stock of the Company. On March 4, 2010, Mr. Kelly received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share.

(3)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

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

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility. During the first quarter of 2010, 24,214 RSUs and the related cash distributions were forfeited. As of March 31, 2010, a total of 31,785 RSUs have been forfeited resulting in an outstanding balance of 297,631 RSUs.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $3.4 million to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation expense for each of the three months ended March 31, 2010 and 2009, respectively, in relation to the 2009 LTIP.

Also on January 6, 2009, the Company provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards is 48 months upon attainment of the established performance goals and would be paid on the earlier of a change in control of the Company (as defined in the Equity Plan); or on or after the third business day following the day that the Company files its 2012 Annual Report with the SEC. The Company will ratably amortize the $3.3 million to expense over the 48-month vesting period.

A total of $0.2 million was included in payroll and related expenses for each of the three months ended March 31, 2010 and 2009, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Board of Directors Equity Compensation.  On August 1, 2007, for periods of service beginning on July 1, 2007, the Company’s Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock would be granted quarterly based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive director would receive $40,000 per year of restricted stock ($50,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash distributions related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors would be entitled to cash compensation of $40,000 per year ($50,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the restricted stock awarded to the Company’s non-executive directors in 2009 and 2010. The shares of restricted stock vested one year from the date of grant and the related cash distributions on the vested restricted stock were paid to the Company’s non-executive directors.

			Restricted	Restricted		Restricted Stock	Cash
		Price Per	Stock	Stock		Awarded and	Distribution
Service Period	Grant Date	Share(1)	Awarded	Vested	Vesting Date	Outstanding	Paid(2)

December 31, 2008	January 2, 2009	11.57	4,536	(4,536)	January 2, 2010	—	$9,072
March 31, 2009	April 1, 2009	9.21	5,701	(5,701)	April 1, 2010	—	5,701
June 30, 2009	July 1, 2009	12.76	4,116	—	July 1, 2010	4,116	—
September 30, 2009	October 1, 2009	12.88	4,079	—	October 1, 2010	4,079	—
December 31, 2009	January 2, 2010	11.01	4,767	—	January 3, 2011	4,767	—
March 31, 2010	April 1, 2010	12.67	4,143	—	April 1, 2011	4,143	—

Total			27,342	(10,237)		17,105	$14,773

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $0.1 million was included in stock based compensation expense for each of the three months ended March 31, 2010 and 2009 in relation to the restricted stock issued to the Company’s non-executive directors.

The following table details information on the cash distributions declared in 2010 relating to the restricted stock issued to the Company’s non-executive directors:

	Declaration		Payment	Per Share	Total
Year	Date	Record Date	Date	Amount	Amount

2010	February 24	March 17	March 31	$0.25	$4,666

Total				$0.25	$4,666

Board of Directors Common Stock.  As of March 31, 2010, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for the three months ended March 31, 2010. Cash distributions paid as disclosed in the statements of cash flows for the three months ended March 31, 2010 and 2009 include previously declared cash distributions on shares of vested restricted stock issued to the non-executive directors of the Company’s Board of Directors. Cash

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited

	Declaration		Payment	Per Share	Total
Year	Date	Record Date	Date	Amount	Payment(1)
					(Dollars in
					thousands)

2010	February 24	March 17	March 31	$0.25	$5,619

Total				$0.25	$5,619

(1)	The total payment reflects the cash distributions paid in relation to common stock and vested restricted stock.

Future Cash Distributions to Stockholders.  On May 5, 2010, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of May 20, 2010, and a payment date of June 25, 2010. A substantial portion of this cash distribution of approximately $5.5 million will be a return of capital.

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

On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

On March 3, 2010, the Company’s Board of Directors approved a supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

During the first quarter of 2010, the Company purchased 364,407 shares of its common stock for approximately $4.6 million (excluding commissions). From the inception of the common stock repurchase program through March 31, 2010, the Company has repurchased a total of 5,222,970 shares of its common stock under this program. There was approximately $20.4 million of common stock repurchase authority remaining under the program as of March 31, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Additional Paid-in Capital.  For the three months ended March 31, 2010 and 2009, additional paid-in capital decreased by $4.0 million and $17.6 million, respectively. The decrease in 2010 was due primarily to the common stock repurchase program partially offset by the amortization of stock based compensation and a net issuance of common stock under the 2009 STIP to the Company’s CEO after purchase of common stock from the executive for tax withholdings.

Net Income per Common Share.  Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2010, the Company acquired a total of 25,658 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded in March 2010 related to the 2009 STIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of March 31, 2010. Also, 364,407 shares of common stock repurchased by the Company under its common stock repurchase program were retired and excluded from the Company’s reported outstanding share balance as of March 31, 2010. The components of basic and diluted net income per common share for the three months ended March 31, 2010 and 2009, respectively, were as follows:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except share and per share amounts)

Net income	$8,885	$9,981

Weighted average shares of common stock outstanding	22,654,240	23,134,072
Dilutive effect of restricted stock and RSUs	312,952	345,724

Weighted average shares of common stock and common stock equivalents	22,967,192	23,479,796

Net income per common share
Basic	$0.39	$0.43

Diluted	$0.39	$0.43

(13) Stock Based Compensation — Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the results of operations line items for stock based compensation expense for the periods stated.

	For the
	Three Months
	Ended March 31,
Operating Expense Category	2010	2009
	(Dollars in thousands)

Service, rental and maintenance expense	$6	$49
Selling and marketing expense	17	109
General and administrative expense	240	569

Total stock based compensation	$263	$727

Stock based compensation expense for the three months ended March 31, 2009 included $0.4 million for the fair value of common stock issued to certain members of management as part of the Additional Target Award of the 2006 LTIP.

(14) Income Taxes — The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. During December 2009, the Internal Revenue Service (the “IRS”) informally notified the Company that it is planning to audit the Company’s 2007 and 2008 Federal income tax returns. The Company has not yet received an official notification of audits from the IRS.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is required to evaluate the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred income tax assets will be realized in future periods. The Company’s management has concluded that not all of its deferred income tax assets would be recoverable. At March 31, 2010, the Company had a valuation allowance of $212.8 million, which decreased the deferred income tax assets to their estimated recoverable amounts. There was a minimal change to the valuation allowance during the first quarter of 2010.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income and certain discrete items.

(15) Related Party Transactions — Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended March 31, 2010 and 2009, the Company paid $2.7 million and $3.0 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

(16) Segment Reporting — USA Mobility currently has one operating segment: domestic operations.

(17) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

There were no material changes during the quarter ended March 31, 2010 to the legal contingencies previously reported in the 2009 Annual Report.

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, and, in conjunction with this legislation, on March 30, 2010 a reconciliation measure, the Health Care and Education Affordability Reconciliation Act of 2010 was enacted (collectively “the Health Care Acts”). The Health Care Acts provide for comprehensive health care reforms that make extensive changes to the current system of health care insurance and benefits.

The Health Care Acts also make changes to the Internal Revenue Code impacting both individuals and businesses. The Health Care Acts immediately impact companies that provide retirees with prescription drug coverage by eliminating the tax deduction for the portion of prescription drug costs for which a company received a Federal subsidy. The Company does not provide retirees with prescription drug coverage and was not impacted by this provision of the Health Care Acts.

The Company is evaluating the impact of the numerous other provisions of the Health Care Acts on the Company’s operations and costs of providing health care coverage to its employees. The Company is currently unable to predict the impact of changes resulting from the Health Care Acts on its financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Part I — Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2010 (the “2009 Annual Report”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” section.

Overview

In preparing the discussion and analysis contained in this Item 2, the Company presumes that readers have read or have access to the discussion and analysis contained in the 2009 Annual Report. In addition, the following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)” section of the 2009 Annual Report.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2010		2009		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	1,930	91.9%	2,014	92.3%	2,355	90.3%
Indirect	169	8.1%	168	7.7%	252	9.7%

Total	2,099	100.0%	2,182	100.0%	2,607	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2010		2009		2009
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	101	5.2%	109	5.4%	137	5.8%
4 to 10 Units	62	3.2%	66	3.3%	82	3.5%
11 to 50 Units	149	7.7%	158	7.8%	199	8.4%
51 to 100 Units	92	4.8%	97	4.8%	125	5.3%
101 to 1000 Units	499	25.9%	519	25.8%	626	26.6%
> 1000 Units	1,027	53.2%	1,065	52.9%	1,186	50.4%

Total direct units in service	1,930	100.0%	2,014	100.0%	2,355	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2010		2009		2009
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,894	90.2%	1,982	90.8%	2,359	90.5%
Two-way messaging	205	9.8%	200	9.2%	248	9.5%

Total	2,099	100.0%	2,182	100.0%	2,607	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the weak United States economy due to increased unemployment rates nationwide. To the extent that unemployment may increase throughout 2010, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table summarizes the number of units in service owned by the Company, its subscribers and indirect customers at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2010		2009		2009
Ownership	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Owned by the Company and leased to subscribers	1,822	86.8%	1,898	87.0%	2,214	84.9%
Owned by subscribers	108	5.1%	116	5.3%	141	5.4%
Owned by indirect customers or their subscribers	169	8.1%	168	7.7%	252	9.7%

Total	2,099	100.0%	2,182	100.0%	2,607	100.0%

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2010		December 31, 2009		March 31, 2009
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	58	142	60	156	73	238
Indirect	18	17	8	27	12	55

Total	76	159	68	183	85	293

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	March 31,	December 31,	March 31,
Account Size	2010	2009	2009

1 to 3 Units	(7.6%)	(7.4%)	(7.8%)
4 to 10 Units	(5.3%)	(6.1%)	(8.8%)
11 to 50 Units	(5.8%)	(5.9%)	(8.9%)
51 to 100 Units	(4.4%)	(6.8%)	(6.2%)
101 to 1000 Units	(3.7%)	(4.9%)	(8.0%)
> 1000 Units	(3.7%)	(3.5%)	(5.1%)

Total direct net unit loss%	(4.2%)	(4.5%)	(6.6%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	March 31,	December 31,	March 31,
Distribution Channel	2010	2009	2009

Direct	$9.17	$9.06	$9.15
Indirect	7.04	6.73	6.19
Consolidated	9.00	8.88	8.86

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The increase in consolidated ARPU for the quarter ended March 31, 2010 from the quarter ended December 31, 2009 was due primarily to the positive impact to ARPU resulting from selected price increases implemented during the first quarter of 2010, partially offset by the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. In 2010, the Company implemented price increases in the indirect channel. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2010 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated:

	For the Three Months Ended
	March 31,	December 31,	March 31,
Account Size	2010	2009	2009

1 to 3 Units	$15.28	$15.03	$14.73
4 to 10 Units	14.37	14.21	14.00
11 to 50 Units	11.86	11.45	11.41
51 to 100 Units	10.67	10.06	10.30
101 to 1000 Units	9.00	8.82	8.94
> 1000 Units	7.80	7.79	7.77

Total direct ARPU	$9.17	$9.06	$9.15

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the three months ended March 31, 2010 and 2009, approximately 80% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunications expenses. Payroll and related expenses for the three months ended March 31, 2009 also reflected $1.6 million related to the one-time payment of the 2006 LTIP Additional Target Award

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 20.1% to 628 full time equivalent employees (“FTEs”) at March 31, 2010 from 786 FTEs at March 31, 2009. The Company anticipates continued staffing reductions in 2010.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced the number of active transmitters by 20.0% to 6,777 active transmitters at March 31, 2010 from 8,476 active transmitters at March 31, 2009.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $40.8 million and $51.1 million for the three months ended March 31, 2010 and 2009, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of the Results of Operations and Selected Operating Expenses for the Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended March 31,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$59,426	94.7%	$74,420	93.4%	$(14,994)	(20.1%)
Product sales, net	3,358	5.3%	5,271	6.6%	(1,913)	(36.3%)

Total	$62,784	100.0%	$79,691	100.0%	$(16,907)	(21.2%)

Selected operating expenses:
Cost of products sold	$1,209	1.9%	$1,669	2.1%	$(460)	(27.6%)
Service, rental and maintenance	18,941	30.2%	22,955	28.8%	(4,014)	(17.5%)
Selling and marketing	4,557	7.2%	6,062	7.6%	(1,505)	(24.8%)
General and administrative	15,812	25.2%	20,186	25.3%	(4,374)	(21.7%)
Severance and restructuring	314	0.5%	190	0.3%	124	65.3%

Total	$40,833	65.0%	$51,062	64.1%	$(10,229)	(20.0%)

FTEs	628		786		(158)	(20.1%)

Active transmitters	6,777		8,476		(1,699)	(20.0%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $62.8 million and $79.7 million for the three months ended March 31, 2010 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$45,115	$55,279
Two-way messaging	9,155	11,663

	54,270	66,942

Indirect:
One-way messaging	2,483	3,768
Two-way messaging	1,079	1,311

	$3,562	$5,079

Total paging:
One-way messaging	$47,598	$59,047
Two-way messaging	10,234	12,974

Total paging revenue	57,832	72,021
Non-paging revenue	1,594	2,399

Total service, rental and maintenance revenues, net	$59,426	$74,420

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2010 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Three Months Ended
	As of March 31,			March 31,			Change Due To:
	2010	2009	Change	2010(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,894	2,359	(465)	$47,598	$59,047	$(11,449)	$936	$(12,385)
Two-way messaging	205	248	(43)	10,234	12,974	(2,740)	60	(2,800)

Total	2,099	2,607	(508)	$57,832	$72,021	$(14,189)	$996	$(15,185)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2010 and 2009 mitigated, but did not completely offset, the expected declines in revenues resulting from the reduction in subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The decrease of $0.5 million for the three months ended March 31, 2010 compared to the same period in 2009 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended March 31,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$9,079	14.5%	$11,218	14.1%	$(2,139)	(19.1%)
Telecommunications	3,831	6.1%	4,485	5.6%	(654)	(14.6%)
Payroll and related	4,586	7.3%	5,631	7.1%	(1,045)	(18.6%)
Stock based compensation	6	0.0%	49	0.0%	(43)	(87.8%)
Other	1,439	2.3%	1,572	2.0%	(133)	(8.5%)

Total service, rental and maintenance	$18,941	30.2%	$22,955	28.8%	$(4,014)	(17.5%)

FTEs	219		260		(41)	(15.8%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2010 decreased $4.0 million or 17.5% from the same period in 2009 but increased as a percentage of expense to revenue. The significant variances are as follow:

•	Site rent — The decrease of $2.1 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 20.0% in the first quarter of 2010 from the prior year quarter. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site, which has favorably impacted site rent expenses. The increase in expense as a percentage to revenue for the three months ended March 31, 2010 was due to an increase in non-recurring rent expenses for the three months ended March 31, 2010 as opposed to the same period in 2009.

•	Telecommunications — The decrease of $0.7 million in telecommunications expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2010. The increase in expense as a percentage to revenue for the three months ended March 31, 2010 was due to the receipt of fewer one-time credits during the three months ended March 31, 2010 than during the same period in 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $1.0 million was due primarily to a reduction in headcount for the three months ended March 31, 2010 compared to the same period in 2009. While total FTEs declined by 41 FTEs to 219 FTEs at March 31, 2010 from 260 FTEs at March 31, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the three months ended March 31, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees under the Equity Plan. The decrease in stock based compensation expenses recognized for the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009.

•	Other — The decrease of $0.1 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $0.2 million due to lower contractor costs as repairs are now performed by Company employees, partially offset by an increase in outside services expenses of $0.1 million due to professional fees associated with a software feasibility study.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended March 31,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$2,964	4.7%	$4,175	5.3%	$(1,211)	(29.0%)
Commissions	1,164	1.9%	1,201	1.5%	(37)	(3.1%)
Stock based compensation	17	0.0%	109	0.1%	(92)	(84.4%)
Other	412	0.6%	577	0.7%	(165)	(28.6%)

Total selling and marketing	$4,557	7.2%	$6,062	7.6%	$(1,505)	(24.8%)

FTEs	153		206		(53)	(25.7%)

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $1.2 million, or 29.0%, for the three months ended March 31, 2010 compared to the same period in 2009. While total FTEs declined by 53 FTEs to 153 FTEs at March 31, 2010 from 206 FTEs at March 31, 2009, the Company has continued a major initiative to focus on its marketing goals. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the three months ended March 31, 2009 also reflected $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award.

While commission expenses decreased minimally for the three months ended March 31, 2010 compared to the same period in 2009, commission expenses as a percentage of revenue increased during the period due to higher average commissions paid per commissioned FTEs. Stock based compensation expenses decreased by $0.1 million for the three months ended March 31, 2010 compared to the same period in 2009 due primarily to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009. The decrease of $0.2 million in other expenses was primarily due to decreases in travel and entertainment expenses, advertising expenses, outside services expenses and office expenses, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended March 31,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$6,912	11.0%	$9,075	11.4%	$(2,163)	(23.8%)
Stock based compensation	240	0.4%	569	0.7%	(329)	(57.8%)
Bad debt	713	1.2%	850	1.0%	(137)	(16.1%)
Facility rent	1,354	2.2%	1,628	2.0%	(274)	(16.8%)
Telecommunications	657	1.0%	771	1.0%	(114)	(14.8%)
Outside services	3,267	5.2%	4,514	5.7%	(1,247)	(27.6%)
Taxes, licenses and permits	1,591	2.5%	1,101	1.4%	490	44.5%
Other	1,078	1.7%	1,678	2.1%	(600)	(35.8%)

Total general and administrative	$15,812	25.2%	$20,186	25.3%	$(4,374)	(21.7%)

FTEs	256		320		(64)	(20.0%)

As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2010 decreased $4.4 million, or 21.7%, from the same period in 2009 due primarily to lower payroll and related expenses, lower outside services expenses, lower stock based compensation expenses and lower facility rent expenses; all of which were partially offset by an increase in taxes, licenses and permits expenses. The percentage of expense to revenue decreased slightly for the three months ended March 31, 2010 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $2.2 million due primarily to a reduction in headcount for the three months ended March 31, 2010 compared to the same period in 2009. Total FTEs declined by 64 FTEs to 256 FTEs at March 31, 2010 from 320 FTEs at March 31, 2009. Payroll and related expenses for the three months ended March 31, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased by $0.3 million during the period due primarily to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009.

•	Bad debt — The decrease of $0.1 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service. Based on expected economic trends, the Company increased its bad debt expense as a percentage of the related revenue in 2010.

•	Facility rent — The decrease of $0.3 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand. The increase in expense as a percentage to revenue for the three months ended March 31, 2010 is due to an increase in non-recurring maintenance, taxes and insurance expenses associated with facility rent for the three months ended March 31, 2010 as opposed to the same period in 2009.

•	Telecommunications — The decrease of $0.1 million in telecommunications expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $1.2 million in outside services expenses was due primarily to reductions in legal fees of $0.7 million, outsourced customer service of $0.3 million and other expenses of $0.2 million.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $0.5 million and as a percentage of revenue is mainly due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability, partially offset by lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $0.6 million in other expenses was due primarily to a decrease of $0.2 million in office expenses, $0.1 million in lower insurance expenses and $0.3 million decrease in various other expenses mainly due to higher refunds and credits received during the three months ended March 31, 2010 than during the same period in 2009.

Severance and Restructuring.  Severance and restructuring expenses increased to $0.3 million for the three months ended March 31, 2010 from $0.2 million for the three months ended March 31, 2009. Severance and restructuring expenses consisted of severance charges for post-employment benefits for planned staffing reductions and restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $7.3 million for the three months ended March 31, 2010 from $11.3 million for the three months ended March 31, 2009. The decrease was primarily due to $1.5 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.5 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.9 million in lower amortization expense and $0.1 million in lower accretion expense.

Interest Income, Net and Income Tax Expense

Interest Income, Net.  Net interest income decreased to $3,000 for the three months ended March 31, 2010 from $26,000 for the same period in 2009. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended March 31, 2010 reflecting lower prevailing market interest rates in 2010.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2010 was $5.8 million, a decrease of $1.7 million from the $7.5 million income tax expense for the three months ended March 31, 2009. The following summarizes the income tax expense for the three months ended March 31, 2010 and 2009, respectively, reflecting the key items impacting the income tax expense for the periods stated:

	For the Three Months Ended March 31,
	2010		2009
	(Dollars in thousands)

Income before income tax expense	$14,728		$17,497

Income tax expense at the Federal statutory rate	$5,155	35.00%	$6,124	35.00%
State income taxes, net of Federal benefit	595	4.04%	707	4.04%
Change in valuation allowance	(3)	(0.02%)	—	—
Interest on uncertain tax positions	—	—	418	2.39%
Other	96	0.65%	267	1.53%

Income tax expense	$5,843	39.67%	$7,516	42.96%

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2010, the Company had cash and cash equivalents of $115.6 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at March 31, 2010, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the
	Three Months Ended		Change
	March 31,		Between
	2010	2009	2010 and 2009
	(Dollars in thousands)

Net cash provided by operating activities	$17,893	$27,305	$(9,412)
Net cash used in investing activities	(1,687)	(6,047)	(4,360)
Net cash used in financing activities	(10,242)	(31,215)	(20,973)

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

	For the
	Three Months Ended		Change
	March 31,		Between
	2010	2009	2010 and 2009
	(Dollars in thousands)

Cash received from customers	$63,980	$81,449	$(17,469)

Cash paid for —
Payroll and related costs	19,832	22,723	(2,891)
Site rent costs	8,528	10,491	(1,963)
Telecommunications costs	4,055	4,468	(413)
Interest costs	1	—	1
Other operating costs	13,671	16,462	(2,791)

	46,087	54,144	(8,057)

Net cash provided by operating activities	$17,893	$27,305	$(9,412)

Net cash provided by operating activities decreased $9.4 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Cash received from customers decreased $17.5 million, or 21.4%, for the three months ended March 31, 2010 from the same period in 2009. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $16.9 million and a net decrease of $0.6 million primarily due to the changes in accounts receivable.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $2.9 million due primarily to a reduction in headcount. The lower payroll and related costs resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $2.0 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its MLA and other lease agreements.

•	Cash payments for telecommunications costs decreased $0.4 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $2.8 million. The decrease in these payments was primarily due to reduction in outside services costs of $1.2 million, reduction in facility rent costs of $0.3 million, reduction in repairs and maintenance costs of $0.2 million, reduction in office costs of $0.2 million, reduction in insurance costs of $0.1 million and a net reduction in various other costs of $0.8 million for one-time refunds or credits received during the three months ended March 31, 2010 compared to the same period in 2009. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $4.4 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to lower capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the three months ended March 31, 2010 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses for each of the three months ended March 31, 2010 and 2009 also included $0.2 million for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility anticipates its total capital expenses for 2010 to be between $10.0 and $12.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $21.0 million for the three months ended March 31, 2010 from the same period in 2009 primarily due to lower cash distributions paid to stockholders during the three months ended March 31, 2010, offset by more cash used for the Company’s common stock repurchase program in 2010.

Cash Distributions to Stockholders.  For the three months ended March 31, 2010, the Company paid a total of $5.6 million (or $0.25 per share of common stock) in cash distributions compared to $28.5 million (or $1.25 per share of common stock) in cash distributions for the same period in 2009.

Future Cash Distributions to Stockholders.  On May 5, 2010, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of May 20, 2010, and a payment date of June 25, 2010. This cash distribution of approximately $5.5 million will be paid from available cash on hand.

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

On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

On March 3, 2010, the Company’s Board of Directors approved a supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

During the first quarter of 2010, the Company purchased 364,407 shares of its common stock for approximately $4.6 million (excluding commissions). From the inception of the common stock repurchase program through March 31, 2010, the Company has repurchased a total of 5,222,970 shares of its common stock under this program. There was approximately $20.4 million of common stock repurchase authority remaining under the program as of March 31, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  At March 31, 2009, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2010 and 2009 was approximately $10.0 million and $12.3 million, respectively.

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

There were no material changes during the quarter ended March 31, 2010 to the legal contingencies previously reported in the 2009 Annual Report.

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, and, in conjunction with this legislation, on March 30, 2010 a reconciliation measure, the Health Care and Education Affordability Reconciliation Act of 2010 was enacted (collectively “the Health Care Acts”). The Health Care Acts provide for comprehensive health care reforms that make extensive changes to the current system of health care insurance and benefits.

The Health Care Acts also make changes to the Internal Revenue Code impacting both individuals and businesses. The Health Care Acts immediately impact companies that provide retirees with prescription drug coverage by eliminating the tax deduction for the portion of prescription drug costs for which a company received a Federal subsidy. The Company does not provide retirees with prescription drug coverage and was not impacted by this provision of the Health Care Acts.

The Company is evaluating the impact of the numerous other provisions of the Health Care Acts on the Company’s operations and costs of providing health care coverage to its employees. The Company is currently unable to predict the impact of changes resulting from the Health Care Acts on its financial position or results of operations.

Related Party Transactions

Effective November 16, 2004, two members of the Company’s Board of Directors also served as directors for entities that lease transmission tower sites to the Company. In January 2008, one of these non-executive directors voluntarily resigned from the Company’s Board of Directors and, effective January 1, 2008, was no longer a related party. For the three months ended March 31, 2010 and 2009, the Company paid $2.7 million and $3.0 million, respectively, in site rent expenses that are included in service, rental and maintenance expenses to the remaining related party.

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

Non-GAAP Financial Measure

The Company uses a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under the Company’s annual STIP. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows:

	For the
	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Operating income	$14,647	$17,359
Plus: Depreciation, amortization and accretion	7,304	11,270

EBITDA (as defined by the Company)	21,951	28,629
Less: Purchases of property and equipment	(1,725)	(6,054)

OCF (as defined by the Company)	$20,226	$22,575

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2010, the Company had no outstanding debt financing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of its CEO and Chief Operating Officer and Chief Financial Officer (“COO/CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the Company’s last fiscal quarter. Based upon this evaluation, the CEO and the COO/CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company required to be disclosed in its Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and COO/CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and COO/CFO, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the CEO and COO/CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of March 31, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2009 Annual Report and has not materially changed during the quarter ended March 31, 2010.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2009 Annual Report have not materially changed during the quarter ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock (including the purchase of common stock for tax withholdings) during the three months ended March 31, 2010:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of a	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the Publicly
	Shares	Paid Per	Announced Plan	Announced Plan or
Period	Purchased(1)	Share(2)	or Program	Program(3)
				(Dollars in
				thousands)

Beginning Balance				$25,000
January 1 through January 31, 2010	—	$—	—	$25,000
February 1 through February 28, 2010	—	—	—	$25,000
March 1 through March 31, 2010	390,065	12.56	364,407	$20,391

Total	390,065	$12.56	364,407

(1)	The total number of shares purchased includes (i) shares purchased pursuant to the common stock repurchase program described in footnote 3 below and (ii) 25,658 shares purchased from the Company’s CEO at a price of $11.26 per share in payment of required tax withholdings for the common stock issued in March 2010 under the 2009 STIP.

(2)	Average price paid per share excludes commissions.

(3)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective on March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, the Company’s Board of Directors approved a supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On April 30, 2010, USA Mobility, Inc. relocated its headquarters to: 6850 Versar Center, Suite 420, Springfield, Virginia, 22151-4148. The toll free telephone number is 800-611-8488.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: May 6, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 6, 2010(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 6, 2010(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 6, 2010(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 6, 2010(1)

(1)	Filed herewith.