Form 10-Q
period 2010-06-30
USA Mobility, Inc
filed 2010-07-29
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51027

USA MOBILITY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	16-1694797 (I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420 Springfield, Virginia (Address of principal executive offices)	22151-4148 (Zip Code)

(800) 611-8488
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,063,529 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 23, 2010.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$129,123	$109,591
Accounts receivable, net	14,655	19,051
Prepaid expenses and other	3,878	3,016
Tax receivables	—	5,117
Deferred income tax assets, net	760	1,068

Total current assets	148,416	137,843
Property and equipment, net	30,984	41,295
Intangible assets, net	278	226
Tax receivables	5,155	—
Deferred income tax assets, net	25,854	32,123
Other assets	407	2,061

TOTAL ASSETS	$211,094	$213,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,946	$35,214
Customer deposits	797	888
Deferred revenue	6,681	7,422

Total current liabilities	35,424	43,524
Other long-term liabilities	12,104	11,228

TOTAL LIABILITIES	47,528	54,752

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	131,420	137,378
Retained earnings	32,144	21,416

TOTAL STOCKHOLDERS’ EQUITY	163,566	158,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,094	$213,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$56,380	$69,876	$115,806	$144,296
Product sales, net of credits	2,732	5,269	6,090	10,540

Total revenues	59,112	75,145	121,896	154,836

Operating expenses:
Cost of products sold	1,134	1,421	2,343	3,090
Service, rental and maintenance	17,175	21,290	36,116	44,245
Selling and marketing	4,394	5,600	8,951	11,662
General and administrative	15,924	22,801	31,736	42,987
Severance and restructuring	41	52	355	242
Depreciation, amortization and accretion	6,698	11,174	14,002	22,444

Total operating expenses	45,366	62,338	93,503	124,670

Operating income	13,746	12,807	28,393	30,166
Interest income, net	4	28	7	54
Other income (expense), net	180	(42)	258	70

Income before income tax expense (benefit)	13,930	12,793	28,658	30,290
Income tax expense (benefit)	841	(31,953)	6,684	(24,437)

Net income	$13,089	$44,746	$21,974	$54,727

Basic net income per common share	$0.59	$1.96	$0.98	$2.38

Diluted net income per common share	$0.58	$1.93	$0.96	$2.34

Basic weighted average common shares outstanding	22,307,488	22,858,573	22,479,834	22,995,561

Diluted weighted average common shares outstanding	22,620,707	23,200,736	22,793,827	23,338,392

Cash distributions declared per common share	$0.25	$0.25	$0.50	$1.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
	(In thousands and unaudited)

Cash flows from operating activities:
Net income	$21,974	$54,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,002	22,444
Deferred income tax expense	6,577	17,012
Amortization of stock based compensation	534	1,001
Provisions for doubtful accounts, service credits and other	2,400	2,507
Non-cash transaction tax accrual adjustments	(667)	(1,949)
Loss on disposals of property and equipment	22	153
Changes in assets and liabilities:
Accounts receivable	1,996	1,692
Prepaid expenses, intangibles and other assets	(17)	(3,065)
Accounts payable and accrued liabilities	(6,188)	(2,261)
Customer deposits and deferred revenue	(833)	(1,964)
Other long-term liabilities	—	(37,654)

Net cash provided by operating activities	39,800	52,643

Cash flows from investing activities:
Purchases of property and equipment	(2,288)	(10,409)
Proceeds from disposals of property and equipment	58	23

Net cash used in investing activities	(2,230)	(10,386)

Cash flows from financing activities:
Cash distributions to stockholders	(11,151)	(34,182)
Purchase of common stock	(6,887)	(3,537)

Net cash used in financing activities	(18,038)	(37,719)

Net increase in cash and cash equivalents	19,532	4,538
Cash and cash equivalents, beginning of period	109,591	75,032

Cash and cash equivalents, end of period	$129,123	$79,570

Supplemental disclosure:
Interest paid	$—	$—

Income taxes paid (state and local)	$362	$385

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2009, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2009 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. During the first quarter of 2010, the Company reclassified its prepaid rent under a master lease agreement (“MLA”) from long-term assets to current assets since the underlying MLA will expire on December 31, 2010. During the second quarter of 2010, the Company reclassified its tax receivables from current assets to long-term based on management’s assessment of the timing of payment by the various tax jurisdictions.

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

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”), which describes key risks associated with USA Mobility’s operations and industry, which incorporates by reference information from the 2009 Annual Report.

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

(4) Recent and New Accounting Pronouncements — On February 24, 2010, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) 855. ASU 2010-09 addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. ASU 2010-09 is effective immediately. The Company adopted ASU 2010-09 in its Form 10-Q for the quarter ended March 31, 2010 and as a result of the adoption the Company no longer discloses the date through which subsequent events have been evaluated. The adoption of ASU 2010-09 did not have any impact on the Company’s financial position or results of operations.

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820. ASU 2010-06 adds new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1 and 2, as defined in ASC 820, and separate disclosures about purchases, sales, issuances, and settlements relating to fair value hierarchy Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the fair value hierarchy Level 3 activity mentioned above, which will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not anticipate that ASU 2010-06 will have any impact on the Company’s financial position or results of operations.

On January 5, 2010, the FASB issued ASU 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 provides guidance on accounting for distributions to shareholders with components of stock and cash, clarifying that in calculating earnings per share, an entity should account for the share portion of the distribution as a stock issuance and not as a stock dividend, in accordance with ASC 505 and ASC 260. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied retrospectively to all prior periods. ASU 2010-01 is not applicable to the Company.

Other ASUs issued during the six months ended June 30, 2010 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Long-Lived Assets and Other Amortizable Intangible Assets — The Company did not record any impairment of long-lived assets and amortizable intangible assets for the three months and six months ended June 30, 2010 and 2009.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for other intangible assets for the three months ended June 30, 2010 and 2009 was $0.2 million and $2.1 million, respectively; and $0.4 million and $4.2 million for the six months ended June 30, 2010 and 2009, respectively.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets are comprised of the following at June 30, 2010:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(64,634)	$27
Purchased Federal Communications Commission licenses	5	2,679	(2,679)	—
Other	1	750	(499)	251

Total intangible assets, net		$68,090	$(67,812)	$278

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months and six months ended June 30, 2010 and 2009, respectively, are as follows:

	For the Three Months
	Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Depreciation	$6,227	$8,688	$13,028	$17,499
Amortization	189	2,134	377	4,235
Accretion	282	352	597	710

Total depreciation, amortization and accretion	$6,698	$11,174	$14,002	$22,444

(7) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following for the periods stated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Other receivables	$827	$682
Deposits	147	149
Prepaid insurance	825	1,042
Prepaid rent	1,065	452
Prepaid repairs and maintenance	476	466
Prepaid taxes	343	10
Prepaid expenses	20	7
Inventory	175	208

Total prepaid expenses and other	$3,878	$3,016

During the first quarter of 2010, the Company reclassified the long-term portion of prepaid rent to short-term since the underlying MLA will expire on December 31, 2010.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Other Assets — Other assets consisted of the following for the periods stated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Deposits	$272	$275
Prepaid rent	—	1,653
Other assets	135	133

Total other assets	$407	$2,061

In January 2010, the Company reclassified the long-term portion of prepaid rent to short-term since the underlying MLA will expire on December 31, 2010.

(9) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consisted of the following for the periods stated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Accounts payable	$1,001	$3,394
Accrued compensation and benefits	8,503	11,608
Accrued severance and restructuring	1,933	3,270
Accrued network costs	2,031	2,135
Accrued taxes	7,439	7,607
Asset retirement obligations — short-term	2,811	3,176
Accrued other	4,228	4,024

Total accounts payable and accrued liabilities	$27,946	$35,214

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

At December 31, 2009, the Company had recognized cumulative asset retirement costs of $4.8 million. During the first quarter of 2010, the Company recorded an increase of $69.0 thousand in asset retirement costs. During the second quarter of 2010, the Company recorded an increase of $97.0 thousand in asset retirement costs. At June 30, 2010 cumulative asset retirement costs were $4.9 million. The asset retirement cost additions in the first quarter and second quarter of 2010 increased paging equipment assets and are being depreciated over the related estimated lives between 54 and 57 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation liabilities were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2009	$3,176	$8,361	$11,537
Accretion	198	399	597
Additions	—	166	166
Reclassifications	262	(262)	—
Amounts paid	(825)	—	(825)

Balance at June 30, 2010	$2,811	$8,664	$11,475

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2010.

(11) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Asset retirement obligations — long-term	$8,664	$8,361
Escheat liability — long-term	997	1,133
Distributions payable — 2009 LTIP	744	644
State income tax	—	215
Cash award — 2009 LTIP	1,281	875
Lease incentive	418	—

Total other long-term liabilities	$12,104	$11,228

(12) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the six months ended June 30, 2010 consisted of:

(Dollars in thousands)

Balance at January 1, 2010	$158,796
Net income for the six months ended June 30, 2010	21,974
Cash distributions declared	(11,246)
Common stock repurchase program	(6,887)
Issued, purchased and retired common stock, net	395
Amortization of stock based compensation	534

Balance at June 30, 2010	$163,566

General.  At June 30, 2010 and December 31, 2009, there were 22,216,839 and 22,495,398 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. For financial reporting purposes, at December 31, 2009, 218,782 shares of common stock were included in the Company’s reported outstanding share balance relating to shares of common stock expected to be issued under the Arch Wireless, Inc. and subsidiaries (“Arch”) plan of reorganization.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company filed a motion with the Bankruptcy Court for a final decree closing the Arch bankruptcy case. A summary of the distributions under the Arch plan of reorganization, including the final distributions to be made under the plan, is set forth in the motion. On February 17, 2010, the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court. In the final distribution on June 23, 2010, the Company distributed 218,636 shares of common stock previously reserved for future issuance under the Arch plan of reorganization and increased the Company’s reported outstanding share balance. The remaining 146 unissued shares under the Arch plan of reorganization will be returned to the status of authorized but unissued shares of the Company.

At June 30, 2010, the Company had no stock options outstanding.

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

The following table summarizes the activities under the Equity Plan from inception through June 30, 2010:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(329,416)
2009 STIP(2)	(60,799)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(57,193)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	31,785
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at June 30, 2010	1,195,339

(1)	On November 14, 2008, the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009, the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

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

2009 Long-Term Incentive Plan (“LTIP”).  On January 6, 2009, the Company’s Board of Directors approved a long-term incentive program that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during the Company’s 2012 calendar year and continued employment with the Company. RSUs were granted under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on January 15, 2009 of $12.01. The Company’s Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K (“2012 Annual Report”) with the SEC but in no event later than December 31, 2013.

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility. During the first quarter of 2010, 24,214 RSUs and the related cash distributions were forfeited. There were no forfeitures during the second quarter of 2010. As of June 30, 2010, a total of 31,785 RSUs have been forfeited resulting in an outstanding balance of 297,631 RSUs.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $3.4 million to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation expense for each of the three months ended June 30, 2010 and 2009, respectively; and a total of $0.4 million and $0.5 million was included in stock based compensation expense for the six months ended June 30, 2010 and 2009, respectively, in relation to the 2009 LTIP.

Also on January 6, 2009, the Company provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards is 48 months upon attainment of the established performance goals and would be paid on the earlier of a change in control of the Company (as defined in the Equity Plan); or on or after the third business day following the day that the Company files its 2012 Annual Report with the SEC but in no event later than December 31, 2013. The Company is ratably amortizing the $3.3 million to expense over the 48-month vesting period.

A total of $0.2 million was included in payroll and related expenses for each of the three months ended June 30, 2010 and 2009, respectively; and a total of $0.4 million was included in payroll and related expenses for each of the six months ended June 30, 2010 and 2009, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Board of Directors Equity Compensation.  On August 1, 2007, for periods of service beginning on July 1, 2007, the Company’s Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock would be granted quarterly based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive director would receive $40.0 thousand per year of restricted stock ($50.0 thousand for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash distributions related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly restricted stock grants, the non-executive directors would be entitled to cash compensation of $40.0 thousand per year ($50.0 thousand for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

The following table details information on the restricted stock awarded to the Company’s non-executive directors in 2009 and 2010.

			Restricted	Restricted		Restricted Stock	Cash
For the Three Months		Price Per	Stock	Stock		Awarded and	Distribution
Ended	Grant Date	Share(1)	Awarded	Vested	Vesting Date	Outstanding	Paid(2)

December 31, 2008	January 2, 2009	11.57	4,536	(4,536)	January 2, 2010	—	$9,072
March 31, 2009	April 1, 2009	9.21	5,701	(5,701)	April 1, 2010	—	5,701
June 30, 2009	July 1, 2009	12.76	4,116	(4,116)	July 1, 2010	—	4,116
September 30, 2009	October 1, 2009	12.88	4,079	—	October 1, 2010	4,079	—
December 31, 2009	January 2, 2010	11.01	4,767	—	January 3, 2011	4,767	—
March 31, 2010	April 1, 2010	12.67	4,143	—	April 1, 2011	4,143	—
June 30, 2010	July 1, 2010	12.92	4,063	—	July 1, 2011	4,063	—

Total			31,405	(14,353)		17,052	$18,889

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly grant date.

(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash distributions on the vested restricted stock will be paid to the Company’s non-executive directors. These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $52.5 thousand was included in stock based compensation expense for each of the three months ended June 30, 2010 and 2009, respectively; and a total of $0.1 million was included in stock based compensation expense for each of the six months ended June 30, 2010 and 2009, respectively, in relation to the restricted stock issued to the Company’s non-executive directors.

The following table details information on the cash distributions declared in 2010 relating to the restricted stock issued to the Company’s non-executive directors:

	Declaration		Payment	Per Share	Total
Year	Date	Record Date	Date	Amount	Amount

2010	February 24	March 17	March 31	$0.25	$4,666
	May 5	May 20	June 25	0.25	4,276

Total				$0.50	$8,942

Board of Directors Common Stock.  As of June 30, 2010, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Distributions to Stockholders.  The following table details information on the Company’s cash distributions for the six months ended June 30, 2010. Cash distributions paid as disclosed in the statements of cash flows for the six months ended June 30, 2010 and 2009 include previously declared cash distributions on shares of vested restricted stock issued to the non-executive directors of the Company’s Board of Directors. Cash

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

	Declaration		Payment	Per Share	Total
Year	Date	Record Date	Date	Amount	Payment(1)
					(Dollars in
					thousands)

2010	February 24	March 17	March 31	$0.25	$5,619
	May 5	May 20	June 25	0.25	5,532

Total				$0.50	$11,151

(1)	The total payment reflects the cash distributions paid in relation to common stock and vested restricted stock.

Future Cash Distributions to Stockholders.  On July 28, 2010, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of August 19, 2010, and a payment date of September 10, 2010. A substantial portion of this cash distribution of approximately $5.6 million will be a return of capital.

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

The Company’s Board of Directors approved a supplement to the common stock repurchase program effective March 3, 2009. The supplement reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009.

On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

On March 3, 2010, the Company’s Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

During the second quarter of 2010, the Company purchased 176,839 shares of its common stock for approximately $2.3 million (excluding commissions). From the inception of the common stock repurchase program through June 30, 2010, the Company has repurchased a total of 5,399,809 shares of its common stock under this program. There was approximately $18.1 million of common stock repurchase authority remaining under the program as of June 30, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Additional Paid-in Capital.  For the six months ended June 30, 2010, additional paid-in capital decreased by $6.0 million. The decrease in 2010 was due primarily to the common stock repurchase program partially offset by the amortization of stock based compensation and a net issuance of common stock under the 2009 STIP to the Company’s CEO after purchase of common stock from the executive for tax withholdings.

Net Income per Common Share.  Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2010, the Company acquired a total of 25,658 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded in March 2010 related to the 2009 STIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of June 30, 2010. For the six months ended June 30, 2010, 541,246 shares of common stock repurchased by the Company under its common stock repurchase program were retired and excluded from the Company’s reported outstanding share balance as of June 30, 2010. The components of basic and diluted net income per common share for the six months ended June 30, 2010 and 2009, respectively, were as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share amounts)

Net income	$13,089	$44,746	$21,974	$54,727

Weighted average shares of common stock outstanding	22,307,488	22,858,573	22,479,834	22,995,561
Dilutive effect of restricted stock and RSUs	313,219	342,163	313,993	342,831

Weighted average shares of common stock and common stock equivalents	22,620,707	23,200,736	22,793,827	23,338,392

Net income per common share
Basic(1)	$0.59	$1.96	$0.98	$2.38

Diluted(1)	$0.58	$1.93	$0.96	$2.34

(1)	Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the six months ended June 30, 2010 and 2009 may not equal the total computed for the six months.

(13) Stock Based Compensation — Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the results of operations line items for stock based compensation expense for the periods stated.

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Operating Expense Category	2010	2009	2010	2009
	(Dollars in thousands)

Service, rental and maintenance expense	$7	$7	$13	$56
Selling and marketing expense	22	26	39	135
General and administrative expense	242	241	482	810

Total stock based compensation	$271	$274	$534	$1,001

Stock based compensation expense for the six months ended June 30, 2009 included $0.4 million for the fair value of common stock issued to certain members of management as part of the Additional Target Award of the 2006 LTIP.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Income Taxes — The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the third quarter of 2010, the Internal Revenue Service (the “IRS”) is expected to begin an audit of the Company’s 2007 and 2008 Federal income tax returns and a net operating loss carry-back claim included in long-term tax receivables.

The Company is required to evaluate the recoverability of its deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in future periods. Management has concluded that not all of its deferred income tax assets would be recoverable. At December 31, 2009, the Company had a valuation allowance of $212.8 million, which decreased the deferred income tax assets to their estimated recoverable amount of $33.2 million. There was minimal change to the valuation allowance during the first quarter and a reduction to the valuation allowance of $4.7 million in the second quarter of 2010, which reflected a change in management’s assessment of 2010 taxable income. At June 30, 2010, the Company had a valuation allowance of $208.1 million, which decreased the deferred income tax assets to their estimated recoverable amount of $26.6 million.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance and certain discrete items.

(15) Related Party Transactions — Effective January 1, 2008, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months and six months ended June 30, 2010 and 2009, the Company paid $2.7 million and $3.0 million and $5.4 million and $6.1 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

(16) Segment Reporting — USA Mobility currently has one operating segment: domestic operations.

(17) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

The following amends and restates the description of previously reported legal contingencies in the 2009 Annual Report for which there have been material developments during the quarter ended June 30, 2010.

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

On February 19, 2010, the Supreme Court denied the Company’s petition for rehearing.

On June 17, 2010, the Supreme Court issued a decision reversing the Ninth Circuit’s Fourth Amendment ruling and remanding for further proceedings. On July 26, 2010, the Ninth Circuit Court lifted its stay of its mandate, and the case was returned to the district court. The district court is expected to conduct new proceedings and could award damages to the plaintiffs. The amount of damages, if awarded, is not known at this time. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

In May 2009, the Superior Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001, which caused Nationwide lost profits of $6.9 million. The amended complaint added the Company as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaims, and the case now is in the final stages of discovery. Trial is scheduled to commence in January 2011.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

The Health Care Acts.  On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, and, in conjunction with this legislation, on March 30, 2010 a reconciliation measure, the Health Care and Education Affordability Reconciliation Act of 2010 was enacted (collectively “the Health Care Acts”). The Health Care Acts provide for comprehensive health care reforms that make extensive changes to the current system of health care insurance and benefits.

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

Overview

For the discussion and analysis below, the Company presumes that readers have read or have access to the discussion and analysis contained in the 2009 Annual Report. In addition, the following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the 2009 Annual Report.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2010		2010		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	1,870	92.3%	1,930	91.9%	2,226	90.9%
Indirect	157	7.7%	169	8.1%	223	9.1%

Total	2,027	100.0%	2,099	100.0%	2,449	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2010		2010		2009
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	95	5.1%	101	5.2%	126	5.7%
4 to 10 Units	58	3.1%	62	3.2%	75	3.4%
11 to 50 Units	140	7.5%	149	7.7%	183	8.1%
51 to 100 Units	86	4.6%	92	4.8%	112	5.0%
101 to 1000 Units	483	25.8%	499	25.9%	580	26.1%
> 1000 Units	1,008	53.9%	1,027	53.2%	1,150	51.7%

Total direct units in service	1,870	100.0%	1,930	100.0%	2,226	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2010		2010		2009
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,831	90.3%	1,894	90.2%	2,218	90.6%
Two-way messaging	196	9.7%	205	9.8%	231	9.4%

Total	2,027	100.0%	2,099	100.0%	2,449	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the changes in United States economy resulting from increased unemployment rates nationwide. To the extent that unemployment may significantly increase throughout 2010, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2010		March 31, 2010		June 30, 2009
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
			(Units in thousands)

Direct	68	128	58	142	81	210
Indirect	4	16	18	17	11	40

Total	72	144	76	159	92	250

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
Account Size	2010	2010	2009

1 to 3 Units	(5.8%)	(7.6%)	(7.9%)
4 to 10 Units	(6.0%)	(5.3%)	(7.9%)
11 to 50 Units	(6.1%)	(5.8%)	(8.2%)
51 to 100 Units	(6.5%)	(4.4%)	(10.1%)
101 to 1000 Units	(3.3%)	(3.7%)	(7.4%)
> 1000 Units	(1.9%)	(3.7%)	(3.1%)

Total direct net unit loss%	(3.1%)	(4.2%)	(5.5%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	June 30,	March 31,	June 30,
Distribution Channel	2010	2010	2009

Direct	$9.06	$9.17	$9.21
Indirect	6.65	7.04	6.60
Consolidated	8.87	9.00	8.96

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended June 30, 2010 from the quarter ended March 31, 2010 was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase, partially offset by the positive impact to ARPU resulting from selected price increases implemented during the first quarter of 2010. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. In 2010, the Company also implemented price increases in the indirect channel. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2010 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
Account Size	2010	2010	2009

1 to 3 Units	$15.37	$15.28	$15.07
4 to 10 Units	14.35	14.37	14.30
11 to 50 Units	12.01	11.86	11.65
51 to 100 Units	10.76	10.67	10.13
101 to 1000 Units	8.93	9.00	9.04
> 1000 Units	7.63	7.80	7.80

Total direct ARPU	$9.06	$9.17	$9.21

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For both the three months and six months ended June 30, 2010, approximately 75% of the operating expenses referred to above were incurred in the following expense categories, payroll and related expenses, site and facility rent expenses, and telecommunications expenses, compared to approximately 75% and 70%, respectively, for the same periods in 2009. Payroll and related expenses for the six months ended June 30, 2009 also reflected $1.6 million related to the one-time payment of the 2006 Long-Term Incentive Plan (“LTIP”) Additional Target Award.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 15.8% to 599 full time equivalent employees (“FTEs”) at June 30, 2010 from 711 FTEs at June 30, 2009. The Company anticipates continued staffing reductions in 2010.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced the number of active transmitters by 20.5% to 6,319 active transmitters at June 30, 2010 from 7,945 active transmitters at June 30, 2009.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $38.7 million and $51.2 million for the three months ended June 30, 2010 and 2009, respectively; and $79.5 million and $102.2 million for the six months ended June 30, 2010 and 2009, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended June 30, 2010 and 2009

	For the Three Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$56,380	95.4%	$69,876	93.0%	$(13,496)	(19.3%)
Product sales, net	2,732	4.6%	5,269	7.0%	(2,537)	(48.1%)

Total	$59,112	100.0%	$75,145	100.0%	$(16,033)	(21.3%)

Selected operating expenses:
Cost of products sold	$1,134	1.9%	$1,421	1.9%	$(287)	(20.2%)
Service, rental and maintenance	17,175	29.1%	21,290	28.3%	(4,115)	(19.3%)
Selling and marketing	4,394	7.4%	5,600	7.5%	(1,206)	(21.5%)
General and administrative	15,924	26.9%	22,801	30.3%	(6,877)	(30.2%)
Severance and restructuring	41	0.1%	52	0.1%	(11)	(21.2%)

Total	$38,668	65.4%	$51,164	68.1%	$(12,496)	(24.4%)

FTEs	599		711		(112)	(15.8%)

Active transmitters	6,319		7,945		(1,626)	(20.5%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $59.1 million and $75.1 million for the three months ended June 30, 2010 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$42,913	$52,504
Two-way messaging	8,711	10,759

	51,624	63,263

Indirect:
One-way messaging	2,253	3,338
Two-way messaging	998	1,371

	$3,251	$4,709

Total paging:
One-way messaging	$45,166	$55,842
Two-way messaging	9,709	12,130

Total paging revenue	54,875	67,972
Non-paging revenue	1,505	1,904

Total service, rental and maintenance revenues, net	$56,380	$69,876

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2010 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Three Months Ended
	As of June 30,			June 30,			Change Due To:
	2010	2009	Change	2010(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,831	2,218	(387)	$45,166	$55,842	$(10,676)	$(267)	$(10,409)
Two-way messaging	196	231	(35)	9,709	12,130	(2,421)	(482)	(1,939)

Total	2,027	2,449	(422)	$54,875	$67,972	$(13,097)	$(749)	$(12,348)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2010 and 2009 mitigated but did not offset the expected declines in revenues resulting from both lower ARPU and the reduction in subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The decrease of $0.3 million for the three months ended June 30, 2010 compared to the same period in 2009 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$8,283	14.0%	$10,223	13.6%	$(1,940)	(19.0%)
Telecommunications	3,457	5.8%	4,284	5.7%	(827)	(19.3%)
Payroll and related	4,444	7.5%	5,286	7.0%	(842)	(15.9%)
Stock based compensation	7	0.0%	7	0.0%	—	0.0%
Other	984	1.8%	1,490	2.0%	(506)	(34.0%)

Total service, rental and maintenance	$17,175	29.1%	$21,290	28.3%	$(4,115)	(19.3%)

FTEs	208		237		(29)	(12.2%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2010 decreased $4.1 million or 19.3% from the same period in 2009 but increased as a percentage of expense to revenue primarily due to the following variances:

•	Site rent — The decrease of $1.9 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 20.5% in the second quarter of 2010 from the prior year quarter. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site, which has favorably impacted site rent expenses. The increase in expense as a percentage of revenue for the three months ended June 30,

2010 was due to one-time resolution of various site rent claims at amounts lower than the originally estimated liability for the three months ended June 30, 2009 as opposed to the same period in 2010.

•	Telecommunications — The decrease of $0.8 million in telecommunications expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2010. The increase in expense as a percentage of revenue for the three months ended June 30, 2010 was due to the receipt of fewer one-time credits during the three months ended June 30, 2010 than during the same period in 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $0.8 million was due primarily to a reduction in headcount for the three months ended June 30, 2010 compared to the same period in 2009. While total FTEs declined by 29 FTEs to 208 FTEs at June 30, 2010 from 237 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house.

•	Stock based compensation — Stock based compensation expenses consist of amortization of compensation expense associated with RSUs awarded to certain eligible employees under the Equity Plan. Stock based compensation expenses recognized for the 2009 LTIP were the same for both the three months ended June 30, 2010 and 2009.

•	Other — The decrease of $0.5 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $0.3 million due to lower contractor costs as repairs are now performed by Company employees and various other expenses netting $0.2 million.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$2,814	4.8%	$3,711	5.0%	$(897)	(24.2%)
Commissions	1,367	2.3%	1,422	1.9%	(55)	(3.9%)
Stock based compensation	22	0.0%	26	0.0%	(4)	(15.4%)
Other	191	0.3%	441	0.6%	(250)	(56.7%)

Total selling and marketing	$4,394	7.4%	$5,600	7.5%	$(1,206)	(21.5%)

FTEs	149		181		(32)	(17.7%)

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $0.9 million or 24.2%, for the three months ended June 30, 2010 compared to the same period in 2009. While total FTEs declined by 32 FTEs to 149 FTEs at June 30, 2010 from 181 FTEs at June 30, 2009, the Company has continued to focus on marketing its services. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

While commission expenses decreased minimally for the three months ended June 30, 2010 compared to the same period in 2009, commission expenses as a percentage of revenue increased during the period due to higher average commissions paid per commissioned FTEs reflecting the Company’s continued focus on maintaining gross placements. Stock based compensation expenses decreased slightly for the three months ended June 30, 2010 compared to the same period in 2009 due to lower amortization of compensation expense for the 2009 LTIP awarded to certain eligible employees. The decrease of $0.3 million in other expenses was primarily due to reductions in various other expenses and one-time benefits recorded during the second quarter of 2010 as opposed to the same period in 2009.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$6,621	11.2%	$7,754	10.3%	$(1,133)	(14.6%)
Stock based compensation	242	0.4%	241	0.3%	1	0.4%
Bad debt	594	1.0%	750	1.0%	(156)	(20.8%)
Facility rent	1,326	2.2%	1,446	1.9%	(120)	(8.3%)
Telecommunications	603	1.0%	721	1.0%	(118)	(16.4%)
Outside services	3,185	5.4%	4,063	5.4%	(878)	(21.6%)
Taxes, licenses and permits	1,836	3.1%	1,695	2.3%	141	8.3%
Other	1,517	2.6%	6,131	8.1%	(4,614)	(75.3%)

Total general and administrative	$15,924	26.9%	$22,801	30.3%	$(6,877)	(30.2%)

FTEs	242		293		(51)	(17.4%)

As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2010 decreased $6.9 million, or 30.2%, from the same period in 2009 due primarily to lower payroll and related expenses, lower outside services expenses and lower other expenses due to the one-time patent litigation settlement in the second quarter of 2009. The percentage of expense to revenue decreased for the three months ended June 30, 2010 compared to the same period in 2009 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.1 million due primarily to a reduction in headcount for the three months ended June 30, 2010 compared to the same period in 2009. While total FTEs declined by 51 FTEs to 242 FTEs at June 30, 2010 from 293 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses remained relatively flat for the second quarter of 2010 compared to the same period in 2009.

•	Bad debt — The decrease of $0.2 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $0.1 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand. The increase in expense as a percentage of revenue for the three months ended June 30, 2010 was due to an increase in non-recurring maintenance, taxes and insurance expenses associated with leased facilities for the three months ended June 30, 2010 as opposed to the same period in 2009.

•	Telecommunications — The decrease of $0.1 million in telecommunications expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.9 million in outside services expenses was due primarily to reductions in legal fees of $0.6 million and outsourced customer service of $0.4 million, partially offset by higher outside accounting expenses of $0.1 million. The Company incurred approximately $0.6 million in outside accounting and legal service expenses related to acquisition due diligence during the three months ended June 30, 2010.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $0.1 million and as a percentage of revenue was mainly due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability, partially offset by lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $4.6 million in other expenses was due primarily to a decrease of $0.1 million in office expenses, a decrease of $0.1 million in insurance expenses, a decrease of $0.1 million in repairs and maintenance expense and a net decrease in all other expenses of $4.3 million due primarily to the one-time patent litigation settlement of $4.0 million recorded in second quarter of 2009.

Severance and Restructuring.  Severance and restructuring expenses decreased minimally for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Severance and restructuring expenses consisted of severance charges for post-employment benefits for planned staffing reductions and restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $6.7 million for the three months ended June 30, 2010 from $11.2 million for the three months ended June 30, 2009. The decrease was primarily due to $1.5 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $1.0 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.9 million in lower amortization expense and $0.1 million in lower accretion expense.

Interest Income, Net and Income Tax Expense (Benefit)

Interest Income, Net.  Net interest income decreased to $4.0 thousand for the three months ended June 30, 2010 from $28.0 thousand for the same period in 2009. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended June 30, 2010 reflecting lower prevailing market interest rates in 2010.

Income Tax Expense (Benefit).  Income tax expense for the three months ended June 30, 2010 was $0.8 million, an increase of $32.8 million from the $32.0 million net income tax benefit for the three months ended June 30, 2009. Income tax expense for the three months ended June 30, 2010 reflects a $4.7 million reduction in the deferred income tax asset valuation allowance reflecting a change in management’s assessment of 2010 taxable income. The net income tax benefit of $32.0 million for the three months ended June 30, 2009 reflected $5.0 million of income tax expense from ordinary operations offset by $32.6 million benefit related to the effective settlement of uncertain tax positions and $4.4 million benefit for recognition of a net operating loss carry-back refund claim during the second quarter of 2009. The following summarizes the key items impacting income tax expense (benefit) for the three months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended June 30,
	2010		2009
		(Dollars in thousands)

Income before income tax expense (benefit)	$13,930		$12,793

Income tax expense at the Federal statutory rate	$4,876	35.00%	$4,478	35.00%
State income taxes, net of Federal benefit	425	3.05%	588	4.60%
Change in valuation allowance	(4,684)	(33.63%)	—	—
Settlement of uncertain tax positions	—	—	(32,649)	(255.21%)
NOL carry-back refund claim	—	—	(4,400)	(34.39%)
Other	224	1.62%	30	0.23%

Income tax expense (benefit)	$841	6.04%	$(31,953)	(249.77%)

On February 17, 2009, the President of the United States signed the American Recovery and Reinvestment Act of 2009. This new law extended the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 Federal income tax returns. The decision for 2009 must be made by the filing date of the Company’s 2009 Federal income tax return in 2010.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Six Months Ended June 30, 2010 and 2009

	For the Six Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$115,806	95.0%	$144,296	93.2%	$(28,490)	(19.7%)
Product sales, net	6,090	5.0%	10,540	6.8%	(4,450)	(42.2%)

Total	$121,896	100.0%	$154,836	100.0%	$(32,940)	(21.3%)

Selected operating expenses:
Cost of products sold	$2,343	1.9%	$3,090	2.0%	$(747)	(24.2%)
Service, rental and maintenance	36,116	29.6%	44,245	28.6%	(8,129)	(18.4%)
Selling and marketing	8,951	7.3%	11,662	7.5%	(2,711)	(23.2%)
General and administrative	31,736	26.0%	42,987	27.7%	(11,251)	(26.2%)
Severance and restructuring	355	0.4%	242	0.2%	113	46.7%

Total	$79,501	65.2%	$102,226	66.0%	$(22,725)	(22.2%)

FTEs	599		711		(112)	(15.8%)

Active transmitters	6,319		7,945		(1,626)	(20.5%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $121.9 million and $154.8 million for the six months ended June 30, 2010 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$88,028	$107,783
Two-way messaging	17,866	22,422

	105,894	130,205

Indirect:
One-way messaging	4,736	7,106
Two-way messaging	2,077	2,682

	$6,813	$9,788

Total paging:
One-way messaging	$92,764	$114,889
Two-way messaging	19,943	25,104

Total paging revenue	112,707	139,993
Non-paging revenue	3,099	4,303

Total service, rental and maintenance revenues, net	$115,806	$144,296

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2010 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Six Months Ended
	As of June 30,			June 30,			Change Due To:
	2010	2009	Change	2010(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,831	2,218	(387)	$92,764	$114,889	$(22,125)	$828	$(22,953)
Two-way messaging	196	231	(35)	19,943	25,104	(5,161)	58	(5,219)

Total	2,027	2,449	(422)	$112,707	$139,993	$(27,286)	$886	$(28,172)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2010 and 2009 mitigated but did not offset the expected declines in revenues resulting from both lower ARPU and the reduction in subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The decrease of $0.7 million for the six months ended June 30, 2010 compared to the same period in 2009 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Six Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$17,362	14.2%	$21,441	13.8%	$(4,079)	(19.0%)
Telecommunications	7,288	6.0%	8,769	5.7%	(1,481)	(16.9%)
Payroll and related	9,030	7.4%	10,917	7.1%	(1,887)	(17.3%)
Stock based compensation	13	0.0%	56	0.0%	(43)	(76.8%)
Other	2,423	2.0%	3,062	2.0%	(639)	(20.9%)

Total service, rental and maintenance	$36,116	29.6%	$44,245	28.6%	$(8,129)	(18.4%)

FTEs	208		237		(29)	(12.2%)

As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2010 decreased $8.1 million or 18.4% from the same period in 2009 but increased as a percentage of expense to revenue due to the following significant variances:

•	Site rent — The decrease of $4.1 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site, which has favorably impacted site rent expenses. The increase in expense as a percentage of revenue for the six months ended June 30, 2010 was due to one-time resolution of various site rent claims at amounts lower than the originally estimated liability for the six months ended June 30, 2009 as opposed to the same period in 2010.

•	Telecommunications — The decrease of $1.5 million in telecommunications expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2010. The increase in expense as a percentage of revenue for the six months ended June 30, 2010 was due to the receipt of fewer one-time credits during the six months ended June 30, 2010 than during the same period in 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $1.9 million was due primarily to a reduction in headcount for the six months ended June 30, 2010 compared to the same period in 2009. While total FTEs declined by 29 FTEs to 208 FTEs at June 30, 2010 from 237 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the six months ended June 30, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees under the Equity Plan. The decrease in stock based compensation expenses recognized for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009.

•	Other — The decrease of $0.6 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $0.5 million due to lower contractor costs as repairs are now performed by Company employees and a net decrease in various other expenses of $0.1 million.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Six Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$5,778	4.7%	$7,886	5.1%	$(2,108)	(26.7%)
Commissions	2,531	2.1%	2,623	1.7%	(92)	(3.5%)
Stock based compensation	39	0.0%	135	0.1%	(96)	(71.1%)
Other	603	0.5%	1,018	0.6%	(415)	(40.8%)

Total selling and marketing	$8,951	7.3%	$11,662	7.5%	$(2,711)	(23.2%)

FTEs	149		181		(32)	(17.7%)

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $2.1 million, or 26.7%, for the six months ended June 30, 2010 compared to the same period in 2009. While total FTEs declined by 32 FTEs to 149 FTEs at June 30, 2010 from 181 FTEs at June 30, 2009, the Company has continued to focus on marketing its services. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the six months ended June 30, 2009 also reflected $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award.

While commission expenses decreased by $0.1 million for the six months ended June 30, 2010 compared to the same period in 2009, commission expenses as a percentage of revenue increased during the period due to higher average commissions paid per commissioned FTEs reflecting the Company’s continued focus on maintaining gross placements. Stock based compensation expenses decreased by $0.1 million for the six months ended June 30, 2010 compared to the same period in 2009 due primarily to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009. The decrease of $0.4 million in other expenses was primarily due to reductions in various other expenses and one-time benefits recorded during the second quarter of 2010 as opposed to the same period in 2009, all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Six Months Ended June 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$13,533	11.1%	$16,829	10.9%	$(3,296)	(19.6%)
Stock based compensation	482	0.4%	810	0.5%	(328)	(40.5%)
Bad debt	1,307	1.1%	1,600	1.0%	(293)	(18.3%)
Facility rent	2,680	2.2%	3,074	2.0%	(394)	(12.8%)
Telecommunications	1,260	1.0%	1,492	1.0%	(232)	(15.5%)
Outside services	6,452	5.3%	8,577	5.5%	(2,125)	(24.8%)
Taxes, licenses and permits	3,427	2.8%	2,796	1.8%	631	22.6%
Other	2,595	2.1%	7,809	5.0%	(5,214)	(66.8%)

Total general and administrative	$31,736	26.0%	$42,987	27.7%	$(11,251)	(26.2%)

FTEs	242		293		(51)	(17.4%)

As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2010 decreased $11.3 million, or 26.2%, from the same period in 2009 due primarily to lower payroll and related expenses, lower outside services expenses, lower facility rent expenses and lower other expenses due to the one-time patent litigation settlement in the second quarter of 2009; all of which were partially offset by an increase in taxes, licenses and permits expenses. The percentage of expense to revenue decreased for the six months ended June 30, 2010 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $3.3 million due primarily to a reduction in headcount for the six months ended June 30, 2010 compared to the same period in 2009. While total FTEs declined by 51 FTEs to 242 FTEs at June 30, 2010 from 293 FTEs at June 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees. Payroll and related expenses for the six months ended June 30, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased by $0.3 million during the period due primarily to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009.

•	Bad debt — The decrease of $0.3 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service. Bad debt expenses as a percentage of revenue increased in 2010 due to one-time additional bad debt expenses recorded during the six months ended June 30, 2010 as opposed the same period in 2009.

•	Facility rent — The decrease of $0.4 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand. The increase in expense as a percentage of revenue for the six months ended June 30, 2010 was due to an increase in non-recurring maintenance, taxes and insurance expenses associated with leased facilities rent for the six months ended June 30, 2010 as opposed to the same period in 2009.

•	Telecommunications — The decrease of $0.2 million in telecommunications expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside services expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $2.1 million in outside services expenses was due primarily to reductions in legal fees of $1.3 million, outsourced customer service of $0.7 million and other expenses of $0.1 million. The Company incurred approximately $0.6 million in outside accounting and legal service expenses related to acquisition due diligence in 2010.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $0.6 million and as a percentage of revenue was mainly due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability, partially offset by lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $5.2 million in other expenses was due primarily to a decrease of $0.3 million in office expenses, a decrease of $0.2 million in insurance expenses and $4.7 million decrease in various other expenses during the six months ended June 30, 2010 compared to the same period in 2009. The decrease in various other expenses was mainly due to a one-time $4.0 million patent litigation settlement in the second quarter of 2009.

Severance and Restructuring.  Severance and restructuring expenses increased to $0.4 million for the six months ended June 30, 2010 from $0.2 million for the six months ended June 30, 2009. Severance and restructuring expenses consisted of severance charges for post-employment benefits for planned staffing reductions and restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $14.0 million for the six months ended June 30, 2010 from $22.4 million for the six months ended June 30, 2009. The decrease was primarily due to $3.1 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $1.4 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $3.8 million in lower amortization expense and $0.1 million in lower accretion expense.

Interest Income, Net and Income Tax Expense (Benefit)

Interest Income, Net.  Net interest income decreased to $7.0 thousand for the six months ended June 30, 2010 from $54.0 thousand for the same period in 2009. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the six months ended June 30, 2010 reflecting lower prevailing market interest rates in 2010.

Income Tax Expense (Benefit).  Income tax expense for the six months ended June 30, 2010 was $6.7 million, an increase of $31.1 million from the $24.4 million net income tax benefit for the six months ended June 30, 2009. Income tax expense for the six months ended June 30, 2010 reflects a $4.7 million reduction in the deferred income tax asset valuation allowance reflecting a change in management’s assessment of 2010 taxable income. The net income tax benefit of $24.4 million for the six months ended June 30, 2009 reflected $12.2 million of income tax expense from ordinary operations offset by $36.6 million of income tax benefit related to the effective settlement of uncertain tax positions during the second quarter of 2009, which included $4.4 million for recognition of a net operating loss carry-back refund claim. The following summarizes the key items impacting income tax expense (benefit) for the six months ended June 30, 2010 and 2009, respectively:

	For the Six Months Ended June 30,
	2010		2009
		(Dollars in thousands)

Income before income tax expense (benefit)	$28,658		$30,290

Income tax expense at the Federal statutory rate	$10,030	35.00%	$10,602	35.00%
State income taxes, net of Federal benefit	1,129	3.94%	1,333	4.40%
Change in valuation allowance	(4,743)	(16.55%)	—	—
Settlement of uncertain tax positions	—	—	(32,231)	(106.41%)
NOL carry-back refund claim	—	—	(4,400)	(14.53%)
Other	268	0.93%	259	0.86%

Income tax expense (benefit)	$6,684	23.32%	$(24,437)	(80.68%)

On February 17, 2009, the President of the United States signed the American Recovery and Reinvestment Act of 2009. This new law extended the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2009. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2010.

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 Federal income tax returns. The decision for 2009 must be made by the filing date of the Company’s 2009 Federal income tax return in 2010.

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2010, the Company had cash and cash equivalents of $129.1 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at June 30, 2010, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the		Change
	Six Months Ended June 30,		Between
	2010	2009	2010 and 2009
	(Dollars in thousands)

Net cash provided by operating activities	$39,800	$52,643	$(12,843)
Net cash used in investing activities	(2,230)	(10,386)	(8,156)
Net cash used in financing activities	(18,038)	(37,719)	(19,681)

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

	For the		Change
	Six Months Ended June 30,		Between
	2010	2009	2010 and 2009
	(Dollars in thousands)

Cash received from customers	$125,392	$157,040	$(31,648)

Cash paid for —
Payroll and related costs	35,456	42,181	(6,725)
Site rent costs	16,689	21,008	(4,319)
Telecommunications costs	7,809	8,902	(1,093)
Other operating costs	25,638	32,306	(6,668)

	85,592	104,397	(18,805)

Net cash provided by operating activities	$39,800	$52,643	$(12,843)

Net cash provided by operating activities decreased $12.8 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Cash received from customers decreased $31.6 million, or 20.2%, for the six months ended June 30, 2010 from the same period in 2009. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $32.9 million partially offset by a net increase of $1.3 million primarily due to the changes in deferred revenue.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $6.7 million due primarily to a reduction in headcount. Cash paid during the six months ended June 30, 2009 for payroll and related costs included payment of the cash portion of the one-time Additional Target Award under the 2009 LTIP and the related equivalent cash distributions. The lower payroll and related costs resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $4.3 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its MLA and other lease agreements.

•	Cash payments for telecommunications costs decreased $1.1 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $6.7 million. The decrease in these payments was primarily due to reduction in outside services costs of $2.1 million, reduction in repairs and maintenance costs of $0.5 million, reduction in facility rent costs of $0.4 million, reduction in office costs of $0.4 million, reduction in insurance costs of $0.2 million and a net reduction in various other costs of $3.7 million due primarily to the one-time patent litigation settlement in the second quarter of 2009. These reductions were offset by higher taxes, licenses and permits expenses of $0.6 million. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $8.2 million for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to lower capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the six months ended June 30, 2010 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses for each of the six months ended June 30, 2010 and 2009 also included $0.2 million and $0.9 million, respectively, for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility currently anticipates its total capital expenses for 2010 to be between $7.0 and $9.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $19.7 million for the six months ended June 30, 2010 from the same period in 2009 primarily due to lower cash distributions paid to stockholders during the six months ended June 30, 2010 of $23.0 million, offset by more cash used for the Company’s common stock repurchase program in 2010 of $3.3 million.

Cash Distributions to Stockholders.  For the six months ended June 30, 2010, the Company paid a total of $11.2 million (or $0.50 per share of common stock) in cash distributions compared to $34.2 million (or $1.50 per share of common stock) in cash distributions for the same period in 2009.

Future Cash Distributions to Stockholders.  On July 28, 2010, the Company’s Board of Directors declared a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of August 19, 2010, and a payment date of September 10, 2010. A substantial portion of this cash distribution of approximately $5.6 million will be a return of capital and will be paid from available cash on hand.

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

The Company’s Board of Directors approved a supplement to the common stock repurchase program effective March 3, 2009. The supplement reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009.

On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010.

On March 3, 2010, the Company’s Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

During the second quarter of 2010, the Company purchased 176,839 shares of its common stock for approximately $2.3 million (excluding commissions). From the inception of the common stock repurchase program through June 30, 2010, the Company has repurchased a total of 5,399,809 shares of its common stock under this program. There was approximately $18.1 million of common stock repurchase authority remaining under the program as of June 30, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  At June 30, 2010, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended June 30, 2010 and 2009 was approximately $9.2 million and $11.2 million, respectively; and $19.2 million and $23.5 million for the six months ended June 30, 2010 and 2009, respectively.

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

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations. (See Note 17 of the Unaudited Notes to Condensed Consolidated Financial Statements.)

USA Mobility has been named as a defendant in two lawsuits. The first lawsuit involves a claim of infringement upon the parties’ Fourth Amendment rights and violation of the Stored Communications Act and state law. On July 26, 2010, the United States Court of Appeals for the Ninth Circuit lifted its stay of its mandate, and the case was returned to the district court. The district court is expected to conduct new proceedings and could award damages to the plaintiffs. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

The second lawsuit involves billing practices and service disputes with a former customer with claims of $6.9 million in damages. Trial is scheduled to commence in January 2011. USA Mobility will vigorously contest the claims alleged in the lawsuit. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

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

Related Party Transactions

Effective January 1, 2008, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months and six months ended June 30, 2010 and 2009, the Company paid $2.7 million and $3.0 million and $5.4 million and $6.1 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Non-GAAP Financial Measure

The Company uses a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under the Company’s annual Short-Term Incentive Plan (“STIP”). That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)

Operating income	$13,746	$12,807	$28,393	$30,166
Plus: Depreciation, amortization and accretion	6,698	11,174	14,002	22,444

EBITDA (as defined by the Company)	20,444	23,981	42,395	52,610
Less: Purchases of property and equipment	(563)	(4,355)	(2,288)	(10,409)

OCF (as defined by the Company)	$19,881	$19,626	$40,107	$42,201

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2010, the Company had no outstanding debt financing.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and COO/CFO, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the CEO and COO/CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of June 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2009 Annual Report. The following amends and restates the description of previously reported legal proceedings for which there have been material developments during the quarter ended June 30, 2010.

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

On February 19, 2010, the Supreme Court denied the Company’s petition for rehearing.

On June 17, 2010, the Supreme Court issued a decision reversing the Ninth Circuit’s Fourth Amendment ruling and remanding for further proceedings. On July 26, 2010, the Ninth Circuit Court lifted its stay of its mandate, and the case was returned to the district court. The district court is expected to conduct new proceedings and could award damages to the plaintiffs. The amount of damages, if awarded, is not known at this time. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

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

In May 2009, the Superior Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001, which caused Nationwide lost profits of $6.9 million. The amended complaint added the Company as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaims, and the case now is in the final stages of discovery. Trial is scheduled to commence in January 2011.

USA Mobility intends to defend vigorously the claims by Nationwide in the 2002 Superior Court Case. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2009 Annual Report have not materially changed during the quarter ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock (including the purchase of common stock for tax withholdings) during the three months ended June 30, 2010:

				Approximate
				Dollar Value of
			Total Number of	Shares That May
			Shares Purchased	Yet Be Purchased
			as Part of	Under the
	Total Number of	Average Price	Publicly	Publicly
	Shares	Paid Per	Announced Plans	Announced Plans or
Period	Purchased(1)	Share(2)	or Programs	Programs(3)
				(Dollars in
				thousands)

Beginning Balance				$20,391
April 1 through April 30, 2010	36,820	$12.94	36,820	$19,915
May 1 through May 31, 2010	13,900	12.98	13,900	$19,734
June 1 through June 30, 2010	126,119	12.68	126,119	$18,135

Total	176,839	$12.76	176,839

(1)	The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program described in footnote 3 below.

(2)	Average price paid per share excludes commissions.

(3)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, the Company’s Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

Item 5.	Other Information

Based upon the required market capitalization criteria at June 30, 2010, the Company determined that it will remain an accelerated filer for the current year.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Thomas L. Schilling
Thomas L. Schilling
Chief Operating Officer and
Chief Financial Officer

Dated: July 29, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 29, 2010(1)
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 29, 2010(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 29, 2010(1)
32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 29, 2010(1)

(1)	Filed herewith.