Form 10-Q
period 2010-09-30
USA Mobility, Inc
filed 2010-10-28
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51027

USA MOBILITY, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420 Springfield, Virginia (Address of principal executive offices)	22151-4148 (Zip Code)

(800) 611-8488
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,066,805 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of October 22, 2010.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$141,813	$109,591
Accounts receivable, net	14,282	19,051
Prepaid expenses and other	2,890	3,016
Tax receivables	—	5,117
Deferred income tax assets, net	831	1,068

Total current assets	159,816	137,843
Property and equipment, net	26,550	41,295
Intangible assets, net	443	226
Tax receivables	5,175	—
Deferred income tax assets, net	22,738	32,123
Other assets	402	2,061

TOTAL ASSETS	$215,124	$213,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$23,131	$35,214
Customer deposits	753	888
Deferred revenue	7,095	7,422

Total current liabilities	30,979	43,524
Other long-term liabilities	12,631	11,228

TOTAL LIABILITIES	43,610	54,752

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	129,451	137,378
Retained earnings	42,061	21,416

TOTAL STOCKHOLDERS’ EQUITY	171,514	158,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,124	$213,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except share and per share amounts)
		(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$53,905	$65,144	$169,711	$209,440
Product sales, net of credits	2,805	4,354	8,895	14,894

Total revenues	56,710	69,498	178,606	224,334

Operating expenses:
Cost of products sold	819	1,593	3,162	4,683
Service, rental and maintenance	16,821	20,950	52,937	65,195
Selling and marketing	4,060	5,198	13,011	16,860
General and administrative	12,907	16,050	44,643	59,037
Severance and restructuring	86	15	441	257
Depreciation, amortization and accretion	5,899	10,689	19,901	33,133

Total operating expenses	40,592	54,495	134,095	179,165

Operating income	16,118	15,003	44,511	45,169
Interest income, net	6	16	13	70
Other income, net	2,320	185	2,578	255

Income before income tax expense (benefit)	18,444	15,204	47,102	45,494
Income tax expense (benefit)	3,060	6,003	9,744	(18,434)

Net income	$15,384	$9,201	$37,358	$63,928

Basic net income per common share	$0.70	$0.40	$1.67	$2.79

Diluted net income per common share	$0.69	$0.40	$1.65	$2.74

Basic weighted average common shares outstanding	22,060,636	22,856,951	22,338,566	22,948,850

Diluted weighted average common shares outstanding	22,372,786	23,194,360	22,651,501	23,290,199

Cash distributions declared per common share	$0.25	$0.25	$0.75	$1.75

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(In thousands and unaudited)

Cash flows from operating activities:
Net income	$37,358	$63,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	19,901	33,133
Deferred income tax expense	9,622	22,889
Amortization of stock based compensation	571	1,281
Provisions for doubtful accounts, service credits and other	3,504	3,559
Non-cash transaction tax accrual adjustments	(927)	(4,879)
(Gain) loss on disposals of property and equipment	(3)	138
Changes in assets and liabilities:
Accounts receivable	1,265	1,203
Prepaid expenses, intangible assets and other assets	643	(913)
Accounts payable and accrued liabilities	(9,744)	(4,403)
Customer deposits and deferred revenue	(462)	(2,057)
Other long-term liabilities	—	(37,654)

Net cash provided by operating activities	61,728	76,225

Cash flows from investing activities:
Purchases of property and equipment	(4,018)	(12,215)
Proceeds from disposals of property and equipment	72	30

Net cash used in investing activities	(3,946)	(12,185)

Cash flows from financing activities:
Cash distributions to stockholders	(16,667)	(39,843)
Purchase of common stock	(8,893)	(3,537)

Net cash used in financing activities	(25,560)	(43,380)

Net increase in cash and cash equivalents	32,222	20,660
Cash and cash equivalents, beginning of period	109,591	75,032

Cash and cash equivalents, end of period	$141,813	$95,692

Supplemental disclosure:
Interest paid	$—	$1

Income taxes paid (state and local)	$340	$437

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2009, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2009 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2009. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature. During the first quarter of 2010, the Company reclassified its prepaid rent under a master lease agreement (“MLA”) from long-term assets to current assets since the underlying MLA will expire on December 31, 2010. During the second quarter of 2010, the Company reclassified its tax receivables from current assets to long-term assets based on management’s assessment of the timing of payment by the various tax jurisdictions.

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

(4) Recent and New Accounting Pronouncements — On February 24, 2010, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) 855. ASU 2010-09 addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. ASU 2010-09 is effective immediately. The Company adopted ASU 2010-09 in its Quarterly Report for the quarter ended March 31, 2010 and as a result of the adoption the Company no longer discloses the date through which subsequent events have been evaluated. The adoption of ASU 2010-09 did not have any impact on the Company’s financial position or results of operations.

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

Other ASUs issued during the nine months ended September 30, 2010 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Long-Lived Assets and Other Amortizable Intangible Assets — The Company did not record any impairment of long-lived assets and amortizable intangible assets for the three months and nine months ended September 30, 2010 and 2009.

Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years. Aggregate amortization expense for other intangible assets for the three months ended September 30, 2010 and 2009 was $0.2 million and $2.1 million, respectively; and $0.5 million and $6.4 million for the nine months ended September 30, 2010 and 2009, respectively.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets are comprised of the following at September 30, 2010:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(64,661)	$—
Purchased Federal Communications Commission licenses	5	2,679	(2,679)	—
Other	1 - 3	1,086	(643)	443

Total intangible assets, net		$68,426	$(67,983)	$443

(6) Depreciation, Amortization and Accretion — The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months and nine months ended September 30, 2010 and 2009, respectively, are as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Depreciation	$5,443	$8,211	$18,471	$25,710
Amortization	171	2,125	548	6,360
Accretion	285	353	882	1,063

Total depreciation, amortization and accretion	$5,899	$10,689	$19,901	$33,133

(7) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following for the periods stated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Other receivables	$827	$682
Deposits	140	149
Prepaid insurance	421	1,042
Prepaid rent	605	452
Prepaid repairs and maintenance	541	466
Prepaid taxes	108	10
Prepaid expenses	57	7
Inventory	191	208

Total prepaid expenses and other	$2,890	$3,016

During the first quarter of 2010, the Company reclassified the long-term portion of prepaid rent to short-term since the underlying MLA will expire on December 31, 2010.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Other Assets — Other assets consisted of the following for the periods stated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Deposits	$269	$275
Prepaid rent	—	1,653
Other assets	133	133

Total other assets	$402	$2,061

In January 2010, the Company reclassified the long-term portion of prepaid rent to short-term since the underlying MLA will expire on December 31, 2010.

(9) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities consisted of the following for the periods stated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Accounts payable	$848	$3,394
Accrued compensation and benefits	8,446	11,608
Accrued severance and restructuring	1,452	3,270
Accrued network costs	1,652	2,135
Accrued taxes	5,620	7,607
Accrued outside services	2,060	1,641
Asset retirement obligations — short-term	1,301	3,176
Escheat liability — short-term	539	640
Accrued other	1,213	1,743

Total accounts payable and accrued liabilities	$23,131	$35,214

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

At December 31, 2009, the Company had recognized cumulative asset retirement costs of $4.7 million. During the first quarter of 2010, the Company recorded an increase of $0.1 million in asset retirement costs. During the second quarter of 2010, the Company recorded an increase of $0.1 million in asset retirement costs. During the third quarter of 2010, the Company recorded a net decrease of $0.7 million in asset retirement costs to reflect changes in the costs and timing of removal of transmitters. At September 30, 2010 cumulative asset retirement costs were $4.2 million. The net asset retirement costs reduction recorded during the nine months ended September 30, 2010 decreased paging equipment assets and are being depreciated over the related estimated lives between 3 and 57 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation liabilities were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2009	$3,176	$8,361	$11,537
Accretion	276	606	882
Additions	(168)	(373)	(541)
Reclassifications	(701)	701	—
Amounts paid	(1,282)	—	(1,282)

Balance at September 30, 2010	$1,301	$9,295	$10,596

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2010.

(11) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Asset retirement obligations — long-term	$9,295	$8,361
Escheat liability — long-term	1,002	1,133
Distributions payable — 2009 LTIP	695	644
State income tax	55	215
Cash award — 2009 LTIP	1,266	875
Lease incentive	318	—

Total other long-term liabilities	$12,631	$11,228

(12) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the nine months ended September 30, 2010 consisted of:

(Dollars in thousands)

Balance at January 1, 2010	$158,796
Net income for the nine months ended September 30, 2010	37,358
Cash distributions declared	(16,713)
Common stock repurchase program	(8,893)
Issued, purchased and retired common stock, net	395
Amortization of stock based compensation	571

Balance at September 30, 2010	$171,514

General.  At September 30, 2010 and December 31, 2009, there were 22,063,529 and 22,495,398 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. For financial reporting purposes, at December 31, 2009 218,782 shares of common stock were included in the Company’s reported outstanding share balance relating to shares of common stock expected to be issued under the Arch Wireless, Inc. and subsidiaries (“Arch”) plan of reorganization.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company filed a motion with the Bankruptcy Court for a final decree closing the Arch bankruptcy case. A summary of the distributions under the Arch plan of reorganization, including the final distributions to be made under the plan, was set forth in the motion. On February 17, 2010, the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court. In the final distribution on June 23, 2010, the Company distributed 218,636 shares of common stock previously reserved for future issuance under the Arch plan of reorganization and increased the Company’s reported outstanding share balance. The remaining 146 unissued shares under the Arch plan of reorganization were returned to the status of authorized but unissued shares of the Company.

At September 30, 2010, the Company had no stock options outstanding.

In connection with and prior to the November 2004 merger of Arch and Metrocall Holdings, Inc. (“Metrocall”) and subsidiaries, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible employees and non-executive members of its Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), restricted stock units (“RSUs”) or stock grants. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors of the Company. RSUs are generally convertible into shares of common stock pursuant to the Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied.

The following table summarizes the activities under the Equity Plan from inception through September 30, 2010:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(329,416)
2009 STIP(2)	(60,799)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(61,256)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	76,707
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at September 30, 2010	1,236,198

(1)	On November 14, 2008, the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009, the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Pursuant to his employment agreement, Mr. Vincent D. Kelly, the Company’s President and Chief Executive Officer (“CEO”), received 50 percent of his 2009 Short-Term Incentive Plan (“STIP”) award in common stock of the Company. On March 4, 2010, Mr. Kelly received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share.

(3)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

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

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility. During the first quarter of 2010, 24,214 RSUs and the related cash distributions were forfeited. There were no forfeitures during the second quarter of 2010. During the third quarter of 2010, 44,922 RSUs and the related cash distributions were forfeited. As of September 30, 2010, a total of 76,707 RSUs have been forfeited resulting in an outstanding balance of 252,709 RSUs.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $2.9 million (which excludes cumulative forfeitures) to expense over the 48-month vesting period. A benefit of $15.4 thousand and an expense of $0.2 million was included in stock based compensation expense for the three months ended September 30, 2010 and 2009, respectively; and a total of $0.4 million and $0.7 million was included in stock based compensation expense for the nine months ended September 30, 2010 and 2009, respectively, in relation to the 2009 LTIP. For both the three months and nine months ended September 30, 2010, stock based compensation expense included a benefit of $0.2 million for 44,922 RSUs forfeited during the third quarter of 2010 by a former executive.

Also on January 6, 2009, the Company provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards is 48 months upon attainment of the established performance goals and would be paid on the earlier of a change in control of the Company (as defined in the Equity Plan); or on or after the third business day following the day that the Company files its 2012 Annual Report with the SEC but in no event later than December 31, 2013. The Company is ratably amortizing the $2.8 million (which excludes cumulative forfeitures) to expense over the 48-month vesting period.

A benefit of $14.8 thousand and an expense of $0.2 million was included in payroll and related expense for the three months ended September 30, 2010 and 2009, respectively; and a total of $0.4 million and $0.7 million was included in payroll and related expense for the nine months ended September 30, 2010 and 2009, respectively, for these long-term cash performance awards. For both the three months and nine months ended September 30, 2010, payroll and related expense included a benefit of $0.2 million for the long-term performance awards forfeited during the third quarter of 2010 by a former executive. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table details information on the restricted stock awarded to the Company’s non-executive directors in 2009 and 2010.

			Restricted	Restricted		Restricted Stock	Cash
Service for the		Price Per	Stock	Stock		Awarded and	Distribution
Three Months Ended	Grant Date	Share(1)	Awarded	Vested	Vesting Date	Outstanding	Paid(2)

December 31, 2008	January 2, 2009	$11.57	4,536	(4,536)	January 2, 2010	—	$9,072
March 31, 2009	April 1, 2009	9.21	5,701	(5,701)	April 1, 2010	—	5,701
June 30, 2009	July 1, 2009	12.76	4,116	(4,116)	July 1, 2010	—	4,116
September 30, 2009	October 1, 2009	12.88	4,079	(4,079)	October 1, 2010	—	4,079
December 31, 2009	January 2, 2010	11.01	4,767	—	January 3, 2011	4,767	—
March 31, 2010	April 1, 2010	12.67	4,143	—	April 1, 2011	4,143	—
June 30, 2010	July 1, 2010	12.92	4,063	—	July 1, 2011	4,063	—
September 30, 2010	October 1, 2010	16.03	3,276	—	October 1, 2011	3,276	—

Total			34,681	(18,432)		16,249	$22,968

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly grant date.

(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash distributions on the vested restricted stock will be paid to the Company’s non-executive directors. These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $52.5 thousand was included in stock based compensation expense for each of the three months ended September 30, 2010 and 2009, respectively; and a total of $0.2 million was included in stock based compensation expense for each of the nine months ended September 30, 2010 and 2009, respectively, in relation to the restricted stock issued to the Company’s non-executive directors.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the cash distributions declared in 2010 relating to the restricted stock issued to the Company’s non-executive directors:

			Per Share	Total
Year	Declaration Date	Record Date	Amount	Amount

2010	February 24	March 17	$0.25	$4,666
	May 5	May 20	0.25	4,276
	July 28	August 19	0.25	4,263

Total			$0.75	$13,205

Board of Directors Common Stock.  As of September 30, 2010, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Distributions to Stockholders.  The following table details the Company’s cash distribution payments made during the nine months ended September 30, 2010. Cash distributions paid as disclosed in the statements of cash flows for the nine months ended September 30, 2010 and 2009 include previously declared cash distributions on shares of vested restricted stock issued to the non-executive directors of the Company’s Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

				Per Share	Total
Year	Declaration Date	Record Date	Payment Date	Amount	Payment(1)
					(Dollars in
					thousands)

2010	February 24	March 17	March 31	$0.25	$5,619
	May 5	May 20	June 25	0.25	5,532
	July 28	August 19	September 10	0.25	5,516

Total				$0.75	$16,667

(1)	The total payment reflects the cash distributions paid in relation to common stock and vested restricted stock.

Future Cash Distributions to Stockholders.  On October 27, 2010, the Company’s Board of Directors declared a special cash distribution of $1.00 per share of common stock and a regular quarterly cash distribution of $0.25 per share of common stock, with a record date of November 18, 2010, and a payment date of December 10, 2010. A substantial portion of this cash distribution of approximately $27.9 million will be a return of capital and is expected to be paid from available cash on hand.

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

During the third quarter of 2010, the Company purchased 156,522 shares of its common stock for approximately $2.0 million (excluding commissions). From the inception of the common stock repurchase program through September 30, 2010, the Company has repurchased a total of 5,556,331 shares of its common stock under this program for approximately $51.7 million (excluding commissions). There was approximately $16.1 million of common stock repurchase authority remaining under the program as of September 30, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Additional Paid-in Capital.  For the nine months ended September 30, 2010, additional paid-in capital decreased by $7.9 million. The decrease in 2010 was due primarily to the common stock repurchase program partially offset by the amortization of stock based compensation and a net issuance of common stock under the 2009 STIP to the Company’s CEO after purchase of common stock from the executive for tax withholdings.

Net Income per Common Share.  Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2010, the Company acquired a total of 25,658 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded in March 2010 related to the 2009 STIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of September 30, 2010. During the third quarter of 2010, 851 shares of common stock previously held by the Company’s predecessor, Metrocall, related to the Arch plan of reorganization were retired and excluded from the Company’s reported outstanding share balance as of September 30, 2010. For the nine months ended September 30, 2010, 697,768 shares of common stock repurchased by the Company under its common stock repurchase program were retired and excluded from the Company’s reported outstanding share balance as of September 30, 2010. The components of basic and diluted net income per common share for the three months and nine months ended September 30, 2010 and 2009, respectively, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share amounts)

Net income	$15,384	$9,201	$37,358	$63,928

Weighted average shares of common stock outstanding	22,060,636	22,856,951	22,338,566	22,948,850
Dilutive effect of restricted stock and RSUs	312,150	337,409	312,935	341,349

Weighted average shares of common stock and common stock equivalents	22,372,786	23,194,360	22,651,501	23,290,199

Net income per common share
Basic(1)	$0.70	$0.40	$1.67	$2.79

Diluted(1)	$0.69	$0.40	$1.65	$2.74

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the nine months ended September 30, 2010 and 2009 may not equal the total computed for the nine months.

(13) Stock Based Compensation — Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the results of operations line items for stock based compensation expense for the periods stated.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
Operating Expense Category	2010	2009	2010	2009
	(Dollars in thousands)

Service, rental and maintenance	$5	$13	$18	$69
Selling and marketing	17	26	56	161
General and administrative	15	241	497	1,051

Total stock based compensation	$37	$280	$571	$1,281

Stock based compensation expense for the three months and nine months ended September 30, 2010 included a benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive. Stock based compensation expense for the nine months ended September 30, 2009 included $0.4 million for the fair value of common stock issued to certain members of management as part of the Additional Target Award of the 2006 LTIP.

(14) Income Taxes — The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the fourth quarter of 2009, the Company was notified that the Internal Revenue Service (the “IRS”) will audit the Company’s 2007 and 2008 Federal income tax returns and a net operating loss carry-back claim included in long-term tax receivables. The IRS began its audits in October 2010.

The Company is required to evaluate the recoverability of its deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in future periods. Management has concluded that not all of its deferred income tax assets would be recoverable. At December 31, 2009, the Company had a valuation allowance of $212.8 million, which decreased the deferred income tax assets to their estimated recoverable amount of $33.2 million. The valuation allowance was reduced by $0.1 million during the first quarter; $4.6 million during the second quarter and $4.3 million during the third quarter of 2010, which reflected a change in management’s assessment of 2010 taxable income. At September 30, 2010, the Company had a valuation allowance of $203.8 million, which decreased the deferred income tax assets to their estimated recoverable amount of $23.6 million.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance and certain discrete items.

(15) Related Party Transactions — Effective January 1, 2008, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months and nine months ended September 30, 2010 and 2009, the Company paid $2.8 million and $3.1 million and $8.2 million and $9.2 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

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

The following amends and restates the description of previously reported legal contingencies in the 2009 Annual Report for which there have been material developments during the quarter ended September 30, 2010.

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

On February 19, 2010, the Supreme Court denied the Company’s petition for rehearing.

On June 17, 2010, the Supreme Court issued a decision reversing the Ninth Circuit Court’s Fourth Amendment ruling and remanding for further proceedings. Thereafter, the Ninth Circuit Court lifted the stay of its mandate and remanded the case to the district court for consideration of damages and attorneys’ fees. The amount of damages, if awarded, is not known as of October 28, 2010. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  In June 2002, Nationwide Paging, Inc. (“Nationwide”) filed a three-count civil action in Massachusetts Superior Court (the “Court”) against defendants Arch Wireless Inc., and Paging Network, Inc. (collectively “AWI”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “Action”). Nationwide sought a declaration of the amount of money it owes to AWI, and also claimed damages arising from alleged billing errors dating back to 1999 and 2000. AWI denied liability. An indirect AWI subsidiary, AWOC, filed counterclaims against Nationwide, seeking more than $400,000 for unpaid invoices.

In May 2009, the Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001,

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which caused Nationwide lost profits of $6.9 million. The amended complaint added the Company as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaims. The discovery phase of the case is substantially completed. On October 4, 2010, the Court heard motions for partial summary judgment. Trial is scheduled to commence on January 4, 2011.

USA Mobility intends to defend vigorously the claims by Nationwide in the Action. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

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

The Company is evaluating the impact of the numerous other provisions of the Health Care Acts on the Company’s operations and costs of providing health care coverage to its employees. The Company is currently in the process of evaluating the composition and costs of its health care programs for 2011.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2010		2010		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)

Direct	1,801	92.4%	1,870	92.3%	2,110	91.9%
Indirect	149	7.6%	157	7.7%	187	8.1%

Total	1,950	100.0%	2,027	100.0%	2,297	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2010		2010		2009
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)

1 to 3 Units	88	4.9%	95	5.1%	118	5.6%
4 to 10 Units	54	3.0%	58	3.1%	70	3.3%
11 to 50 Units	130	7.2%	140	7.5%	168	8.0%
51 to 100 Units	79	4.4%	86	4.6%	104	4.9%
101 to 1000 Units	456	25.3%	483	25.8%	546	25.9%
> 1000 Units	994	55.2%	1,008	53.9%	1,104	52.3%

Total direct units in service	1,801	100.0%	1,870	100.0%	2,110	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	September 30,		June 30,		September 30,
	2010		2010		2009
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)

One-way messaging	1,767	90.6%	1,831	90.3%	2,085	90.8%
Two-way messaging	183	9.4%	196	9.7%	212	9.2%

Total	1,950	100.0%	2,027	100.0%	2,297	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the changes in United States economy resulting from increased unemployment rates nationwide. To the extent that unemployment may significantly increase throughout the remainder of 2010, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2010		June 30, 2010		September 30, 2009
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
			(Units in thousands)

Direct	62	131	68	128	73	189
Indirect	4	12	4	16	8	44

Total	66	143	72	144	81	233

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	September 30,	June 30,	September 30,
Account Size	2010	2010	2009

1 to 3 Units	(7.0%)	(5.8%)	(6.9%)
4 to 10 Units	(7.5%)	(6.0%)	(6.7%)
11 to 50 Units	(7.3%)	(6.1%)	(7.7%)
51 to 100 Units	(7.9%)	(6.5%)	(7.6%)
101 to 1000 Units	(5.6%)	(3.3%)	(5.9%)
> 1000 Units	(1.3%)	(1.9%)	(4.0%)

Total direct net unit loss%	(3.6%)	(3.1%)	(5.2%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	September 30,	June 30,	September 30,
Distribution Channel	2010	2010	2009

Direct	$9.01	$9.06	$9.10
Indirect	6.86	6.65	6.74
Consolidated	8.85	8.87	8.89

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended September 30, 2010 from the quarter ended June 30, 2010 was due primarily to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase, partially offset by the positive impact to ARPU resulting from selected price increases implemented during 2010. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. In 2010, the Company also implemented price increases in the indirect channel. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2010 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated:

	For the Three Months Ended
	September 30,	June 30,	September 30,
Account Size	2010	2010	2009

1 to 3 Units	$15.48	$15.37	$14.98
4 to 10 Units	14.51	14.35	14.24
11 to 50 Units	12.18	12.01	11.54
51 to 100 Units	10.69	10.76	10.06
101 to 1000 Units	8.82	8.93	8.89
> 1000 Units	7.64	7.63	7.76

Total direct ARPU	$9.01	$9.06	$9.10

Operations

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over the Company’s networks and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct sales force and indirect sales channel and marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commission expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses, taxes, licenses and permits expenses and outside service expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For both the three months and nine months ended September 30, 2010, approximately 80% of the operating expenses referred to above were incurred in the following expense categories, payroll and related expenses, site and facility rent expenses, and telecommunication expenses, compared to approximately 70% for the same periods in 2009. Payroll and related expenses for both the three months and nine months ended September 30, 2010 included a one-time benefit of $0.2 million for forfeitures related to the 2009 Long-Term Incentive Plan (“LTIP”) cash awards and $0.4 million of payroll and related expenses reclassified to intangible assets for a non-compete agreement with a former executive. Payroll and related expenses for the nine months ended September 30, 2009 also reflected $1.6 million related to the one-time payment of the 2006 LTIP Additional Target Award.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 18.2% to 559 full time equivalent employees (“FTEs”) at September 30, 2010 from 683 FTEs at September 30, 2009. The Company anticipates continued staffing reductions in 2010.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced the number of active transmitters by 19.4% to 5,959 active transmitters at September 30, 2010 from 7,396 active transmitters at September 30, 2009.

Telecommunication expenses are incurred to interconnect USA Mobility’s paging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among the Company’s offices. These expenses are dependent on the number of units in service and the number of office and network locations the Company maintains. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to the Company’s call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunication expenses to vary regardless of the number of units in service. In addition, certain phone numbers USA Mobility provides to its customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunication expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories.

On June 8, 2005, the predecessor to Sensus USA, Inc. (“Sensus”), Advanced Metering Data Systems, LLC (“AMDS”), and the Company signed an Asset Purchase Agreement for the sale of a narrowband personal communications service license for $5.0 million (the “AMDS Agreement”). The $5.0 million consisted of a 3-year promissory note for $1.5 million and $3.5 million payable in the future through revenue sharing fees. On June 2, 2006, Sensus acquired substantially all of the assets and assumed certain liabilities of AMDS. Due to this change in control, the $1.5 million was paid in full. Sensus also assumed AMDS’s obligation to pay the balance of AMDS’s revenue sharing fees. The revenue sharing fees were recognized in Other Income when paid by Sensus. On August 24, 2010, the Company and Sensus executed an Amendment of Agreement to amend and complete the

AMDS Agreement. In place of revenue sharing fees, the Company agreed to a one-time final payment of $2.0 million. The proceeds of $2.0 million were recognized in September 2010 in Other Income.

Also on August 24, 2010, the Company and Sensus executed the Asset Purchase Agreement (“Purchase Agreement”), which called for the sale, transfer, assignment and delivery of certain licenses to Sensus in exchange for $8.0 million. The Company and Sensus also executed Long Term De Facto Spectrum Transfer Lease Agreements (“Lease Agreements”) for the use of the licenses pending the sale to Sensus in exchange for a combined lease payment of $0.5 million, which will be applied towards the purchase price of $8.0 million. Both the Purchase Agreement and the Lease Agreements require Federal Communications Commission (“FCC”) approval. After approval by the FCC, which could occur in 2011, the receipt of the $7.5 million will be recognized as a gain on sale of the licenses through Other Income as all elements required for gain recognition will have been met. Revenue relating to the lease payment of $0.5 million will be recognized ratably as earned as part of Service, Rental and Maintenance revenue throughout the lease period. The Company expects that the receipt and recognition of the income tax effect of the gain on sale of $7.5 million will reduce the deferred tax asset valuation allowance and income tax expense in 2011.

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $34.7 million and $43.8 million for the three months ended September 30, 2010 and 2009, respectively; and $114.2 million and $146.0 million for the nine months ended September 30, 2010 and 2009, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins as experienced in the past or generate continuing net cash from operating activities.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended September 30, 2010 and 2009

	For the Three Months Ended September 30,				Change Between
	2010		2009		2010 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$53,905	95.1%	$65,144	93.7%	$(11,239)	(17.3%)
Product sales, net	2,805	4.9%	4,354	6.3%	(1,549)	(35.6%)

Total	$56,710	100.0%	$69,498	100.0%	$(12,788)	(18.4%)

Selected operating expenses:
Cost of products sold	$819	1.4%	$1,593	2.3%	$(774)	(48.6%)
Service, rental and maintenance	16,821	29.7%	20,950	30.1%	(4,129)	(19.7%)
Selling and marketing	4,060	7.2%	5,198	7.5%	(1,138)	(21.9%)
General and administrative	12,907	22.8%	16,050	23.1%	(3,143)	(19.6%)
Severance and restructuring	86	0.1%	15	0.0%	71	473.3%

Total	$34,693	61.2%	$43,806	63.0%	$(9,113)	(20.8%)

FTEs	559		683		(124)	(18.2%)

Active transmitters	5,959		7,396		(1,437)	(19.4%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $56.7 million and $69.5 million for the three months ended September 30, 2010 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Three Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$41,669	$49,066
Two-way messaging	7,969	10,087

	49,638	59,153

Indirect:
One-way messaging	2,208	2,863
Two-way messaging	933	1,292

	$3,141	$4,155

Total paging:
One-way messaging	$43,877	$51,929
Two-way messaging	8,902	11,379

Total paging revenue	52,779	63,308
Non-paging revenue	1,126	1,836

Total service, rental and maintenance revenues, net	$53,905	$65,144

The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2010 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Three Months Ended
	As of September 30,			September 30,			Change Due To:
	2010	2009	Change	2010(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,767	2,085	(318)	$43,877	$51,929	$(8,052)	$479	$(8,531)
Two-way messaging	183	212	(29)	8,902	11,379	(2,477)	(886)	(1,591)

Total	1,950	2,297	(347)	$52,779	$63,308	$(10,529)	$(407)	$(10,122)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2010 and 2009 mitigated, but did not offset, the expected declines in revenues resulting from both lower ARPU and the reduction in subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The decrease of $0.8 million for the three months ended September 30, 2010 compared to the same period in 2009 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended September 30,				Change Between
	2010		2009		2010 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$8,042	14.2%	$10,422	15.0%	$(2,380)	(22.8%)
Telecommunications	3,341	5.9%	3,945	5.7%	(604)	(15.3%)
Payroll and related	4,199	7.4%	4,988	7.2%	(789)	(15.8%)
Stock based compensation	5	0.0%	13	0.0%	(8)	(61.5%)
Other	1,234	2.2%	1,582	2.2%	(348)	(22.0%)

Total service, rental and maintenance	$16,821	29.7%	$20,950	30.1%	$(4,129)	(19.7%)

FTEs	198		226		(28)	(12.4%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2010 decreased $4.1 million or 19.7% from the same period in 2009 and as a percentage of expense to revenue primarily due to the following variances:

•	Site rent — The decrease of $2.4 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 19.4% in the third quarter of 2010 from the prior year quarter. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $0.6 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2010. The increase in expense as a percentage of revenue for the three months ended September 30, 2010 was due to the receipt of fewer one-time credits during the three months ended September 30, 2010 than during the same period in 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $0.8 million was due primarily to a reduction in headcount for the three months ended September 30, 2010 compared to the same period in 2009. While total FTEs declined by 28 FTEs to 198 FTEs at September 30, 2010 from 226 FTEs at September 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house.

•	Stock based compensation — Stock based compensation expenses decreased for the three months ended September 30, 2010 compared to the same period in 2009 due to lower amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees under the 2009 LTIP.

•	Other — The decrease of $0.3 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses due to lower contractor costs as Company employees now perform repairs.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended September 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$2,659	4.7%	$3,366	4.9%	$(707)	(21.0%)
Commissions	1,163	2.1%	1,328	1.9%	(165)	(12.4%)
Stock based compensation	17	0.0%	26	0.0%	(9)	(34.6%)
Other	221	0.4%	478	0.7%	(257)	(53.8%)

Total selling and marketing	$4,060	7.2%	$5,198	7.5%	$(1,138)	(21.9%)

FTEs	140		177		(37)	(20.9%)

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $0.7 million or 21.0%, for the three months ended September 30, 2010 compared to the same period in 2009. While total FTEs declined by 37 FTEs to 140 FTEs at September 30, 2010 from 177 FTEs at September 30, 2009, the Company has continued to focus on marketing its services. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

While commission expenses decreased by $0.2 million for the three months ended September 30, 2010 compared to the same period in 2009, commission expenses as a percentage of revenue increased during the period due to higher average commissions paid per commissioned FTEs reflecting the Company’s continued focus on maintaining gross placements. Stock based compensation expenses decreased for the three months ended September 30, 2010 compared to the same period in 2009 due to lower amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP. The decrease of $0.3 million in other expenses was primarily due to reductions in travel and entertainment expenses, advertising expenses and outside service expenses.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended September 30,					Change Between
	2010		2009			2010 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue		Amount	%
	(Dollars in thousands)

Payroll and related	$5,719	10.1%	$7,213	10.4%		$(1,494)	(20.7%)
Stock based compensation	15	0.0%	241	0.4%		(226)	(93.8%)
Bad debt	571	1.0%	699	1.0%		(128)	(18.3%)
Facility rent	992	1.7%	1,457	2.1%		(465)	(31.9%)
Telecommunications	518	0.9%	720	1.0%		(202)	(28.1%)
Outside services	2,463	4.3%	3,269	4.7%		(806)	(24.7%)
Taxes, licenses and permits	1,276	2.3%	(680)	(1.0%	)	1,956	(287.6%)
Other	1,353	2.5%	3,131	4.5%		(1,778)	(56.8%)

Total general and administrative	$12,907	22.8%	$16,050	23.1%		$(3,143)	(19.6%)

FTEs	222		280			(58)	(20.7%)

As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2010 decreased $3.1 million, or 19.6%, from the same period in 2009 due primarily to lower payroll and related expenses, lower outside service expenses, lower facility rent expenses and lower other expenses; partially offset by higher taxes, licenses and permits expenses. The percentage of expense to revenue decreased for the three months ended September 30, 2010 compared to the same period in 2009 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.5 million due primarily to a reduction in headcount for the three months ended September 30, 2010 compared to the same period in 2009. Payroll and related expenses for the three months ended September 30, 2010 also included a net one-time benefit of $0.6 million related to forfeitures of the long-term cash awards under the 2009 LTIP and the reclassification of payroll and related expenses to intangible assets associated with a non-compete agreement with a former executive. Total FTEs declined by 58 FTEs to 222 FTEs at September 30, 2010 from 280 FTEs at September 30, 2009. Excluding the one-time net benefit of $0.6 million, payroll and related expenses as a percentage of revenue would have increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased by $0.2 million for the three months ended September 30, 2010 compared to the same period in 2009 due primarily to lower amortization, of compensation expense related to the 2009 LTIP. Stock based compensation expenses for the three months ended September 30, 2010 also included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive.

•	Bad debt — The decrease of $0.1 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $0.5 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.2 million in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.8 million in outside service expenses was due primarily to reductions in outside accounting expenses of $0.1 million, legal fees of $0.2 million, outsourced customer service of $0.3 million, and all other expenses of $0.2 million.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $2.0 million and as a percentage of revenue was mainly due to one-time resolutions of various state and local tax audits at amounts lower than the originally estimated liability for the three months ended September 30, 2009, partially offset by lower gross receipts taxes, transactional and property taxes for the three months ended September 30, 2010. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $1.8 million in other expenses was due primarily to a decrease of $0.1 million in office expenses, a decrease of $0.1 million in insurance expenses, a decrease of $0.1 million in repairs and maintenance expense and a net decrease in all other expenses of $1.5 million. A net one-time miscellaneous expense of $1.3 million was recorded for the three months ended September 30, 2009 compared to a net benefit of $0.2 million for the same period in 2010.

Severance and Restructuring.  Severance and restructuring expenses increased by $71.0 thousand for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 for lease termination expenses. Severance and restructuring expenses consisted of severance charges for post-employment benefits for planned staffing reductions and restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $5.9 million for the three months ended September 30, 2010 from $10.7 million for the three months ended September 30, 2009. The decrease was primarily due to $1.5 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $1.3 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.9 million in lower amortization expense and $0.1 million in lower accretion expense.

Interest Income, Net; Other Income, Net; and Income Tax Expense

Interest Income, Net.  Net interest income decreased to $6.0 thousand for the three months ended September 30, 2010 from $16.0 thousand for the same period in 2009. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the three months ended September 30, 2010 reflecting lower prevailing market interest rates in 2010.

Other Income, Net.  Net other income increased to $2.3 million for the three months ended September 30, 2010 from $0.2 million for the same period in 2009. This increase was primarily due to the proceeds of $2.0 million received from Sensus in September 2010 to complete the 2005 AMDS Agreement.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2010 was $3.1 million, a decrease of $2.9 million from the $6.0 million income tax expense for the three months ended September 30, 2009. Income tax expense for the three months ended September 30, 2010 reflects a favorable adjustment of $4.3 million due to the reduction of the deferred income tax asset valuation allowance, which reflects a change in management’s assessment of 2010 taxable income. The following summarizes the key items impacting income tax expense for the three months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended September 30,
	2010		2009
	(Dollars in thousands)

Income before income tax expense	$18,444		$15,204

Income tax expense at the Federal statutory rate	$6,455	35.00%	$5,321	35.00%
State income taxes, net of Federal benefit	598	3.24%	546	3.59%
Change in valuation allowance	(4,339)	(23.53%)	—	—
Other	346	1.89%	136	0.89%

Income tax expense	$3,060	16.59%	$6,003	39.48%

On September 27, 2010, the President of the United States signed the Small Business Jobs and Credit Act of 2010. This new law extended the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2010. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2011.

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 and 2009 Federal income tax returns. The decision for 2010 must be made by the due date of the Company’s 2010 Federal income tax return in 2011.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Nine Months Ended September 30, 2010 and 2009

	For the Nine Months Ended September 30,				Change Between
	2010		2009		2010 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$169,711	95.0%	$209,440	93.4%	$(39,729)	(19.0%)
Product sales, net	8,895	5.0%	14,894	6.6%	(5,999)	(40.3%)

Total	$178,606	100.0%	$224,334	100.0%	$(45,728)	(20.4%)

Selected operating expenses:
Cost of products sold	$3,162	1.8%	$4,683	2.1%	$(1,521)	(32.5%)
Service, rental and maintenance	52,937	29.6%	65,195	29.1%	(12,258)	(18.8%)
Selling and marketing	13,011	7.3%	16,860	7.5%	(3,849)	(22.8%)
General and administrative	44,643	25.0%	59,037	26.3%	(14,394)	(24.4%)
Severance and restructuring	441	0.2%	257	0.1%	184	71.6%

Total	$114,194	63.9%	$146,032	65.1%	$(31,838)	(21.8%)

FTEs	559		683		(124)	(18.2%)

Active transmitters	5,959		7,396		(1,437)	(19.4%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $178.6 million and $224.3 million for the nine months ended September 30, 2010 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the
	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$129,697	$156,849
Two-way messaging	25,835	32,509

	155,532	189,358

Indirect:
One-way messaging	6,944	9,969
Two-way messaging	3,010	3,974

	$9,954	$13,943

Total paging:
One-way messaging	$136,641	$166,818
Two-way messaging	28,845	36,483

Total paging revenue	165,486	203,301
Non-paging revenue	4,225	6,139

Total service, rental and maintenance revenues, net	$169,711	$209,440

The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2010 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Nine Months Ended
	As of September 30,			September 30,			Change Due To:
	2010	2009	Change	2010(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,767	2,085	(318)	$136,641	$166,818	$(30,177)	$1,615	$(31,792)
Two-way messaging	183	212	(29)	28,845	36,483	(7,638)	(281)	(7,357)

Total	1,950	2,297	(347)	$165,486	$203,301	$(37,815)	$1,334	$(39,149)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service. The selected price increases implemented in 2010 and 2009 mitigated, but did not offset, the expected declines in revenues resulting from both lower ARPU and the reduction in subscribers.

Operating Expenses

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The decrease of $1.5 million for the nine months ended September 30, 2010 compared to the same period in 2009 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Nine Months Ended September 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$25,404	14.2%	$31,863	14.2%	$(6,459)	(20.3%)
Telecommunications	10,639	6.0%	12,714	5.7%	(2,075)	(16.3%)
Payroll and related	13,229	7.4%	15,905	7.1%	(2,676)	(16.8%)
Stock based compensation	18	0.0%	69	0.0%	(51)	(73.9%)
Other	3,647	2.0%	4,644	2.1%	(997)	(21.5%)

Total service, rental and maintenance	$52,937	29.6%	$65,195	29.1%	$(12,258)	(18.8%)

FTEs	198		226		(28)	(12.4%)

As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2010 decreased $12.3 million or 18.8% from the same period in 2009 but increased as a percentage of expense to revenue due to the following significant variances:

•	Site rent — The decrease of $6.5 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $2.1 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2010. The increase in expense as a percentage of revenue for the nine months ended September 30, 2010 was due to the receipt of fewer one-time credits during the nine months ended September 30, 2010 than during the same period in 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $2.7 million was due primarily to a reduction in headcount for the nine months ended September 30, 2010 compared to the same period in 2009. While total FTEs declined by 28 FTEs to 198 FTEs at September 30, 2010 from 226 FTEs at September 30, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the nine months ended September 30, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees under the Equity Plan. Stock based compensation expenses decreased by $0.1 million for the nine months ended September 30, 2010 compared to the same period in 2009 due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expense associated with the 2009 LTIP.

•	Other — The decrease of $1.0 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $0.8 million due to lower contractor costs as repairs are now performed by Company employees and a net decrease in various other expenses of $0.2 million.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Nine Months Ended September 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$8,437	4.7%	$11,252	5.0%	$(2,815)	(25.0%)
Commissions	3,694	2.1%	3,951	1.7%	(257)	(6.5%)
Stock based compensation	56	0.0%	161	0.1%	(105)	(65.2%)
Other	824	0.5%	1,496	0.7%	(672)	(44.9%)

Total selling and marketing	$13,011	7.3%	$16,860	7.5%	$(3,849)	(22.8%)

FTEs	140		177		(37)	(20.9%)

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $2.8 million, or 25.0%, for the nine months ended September 30, 2010 compared to the same period in 2009. While total FTEs declined by 37 FTEs to 140 FTEs at September 30, 2010 from 177 FTEs at September 30, 2009, the Company has continued to focus on marketing its services. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the nine months ended September 30, 2009 also reflected $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award.

While commission expenses decreased by $0.3 million for the nine months ended September 30, 2010 compared to the same period in 2009, commission expenses as a percentage of revenue increased during the period due to higher average commissions paid per commissioned FTEs reflecting the Company’s continued focus on maintaining gross placements. Stock based compensation expenses decreased by $0.1 million for the nine months ended September 30, 2010 compared to the same period in 2009 due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expense associated with the 2009 LTIP. The decrease of $0.7 million in other expenses was primarily due to reductions in travel and entertainment expenses, advertising expenses, outside service expenses, office expenses and other benefits recorded during the nine months ended September 30, 2010 as opposed to the same period in 2009; all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Nine Months Ended September 30,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$19,252	10.8%	$24,042	10.7%	$(4,790)	(19.9%)
Stock based compensation	497	0.3%	1,051	0.5%	(554)	(52.7%)
Bad debt	1,878	1.1%	2,299	1.0%	(421)	(18.3%)
Facility rent	3,672	2.1%	4,531	2.0%	(859)	(19.0%)
Telecommunications	1,778	1.0%	2,212	1.0%	(434)	(19.6%)
Outside services	8,915	5.0%	11,846	5.3%	(2,931)	(24.7%)
Taxes, licenses and permits	4,703	2.6%	2,116	0.9%	2,587	122.3%
Other	3,948	2.1%	10,940	4.9%	(6,992)	(63.9%)

Total general and administrative	$44,643	25.0%	$59,037	26.3%	$(14,394)	(24.4%)

FTEs	222		280		(58)	(20.7%)

As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2010 decreased $14.4 million, or 24.4%, from the same period in 2009 due primarily to lower payroll and related expenses, lower outside services expenses, lower facility rent expenses and lower other expenses due to the one-time patent litigation settlement in the second quarter of 2009; all of which were partially offset by an increase in taxes, licenses and permits expenses. The percentage of expense to revenue decreased for the nine months ended September 30, 2010 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $4.8 million due primarily to a reduction in headcount for the nine months ended September 30, 2010 compared to the same period in 2009. While total FTEs declined by 58 FTEs to 222 FTEs at September 30, 2010 from 280 FTEs at September 30, 2009, payroll and related expenses as a percentage of revenue increased slightly during 2010 due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees partially offset by a net one-time benefit of $0.6 million related to forfeitures of the long-term cash awards under the 2009 LTIP and the reclassification of payroll and related expenses to intangible assets associated with a non-compete agreement with a former executive. Payroll and related expenses for the nine months ended September 30, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased by $0.6 million during the period due to no compensation expense associated with the Additional Target Award under the 2006 LTIP in 2010 since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expense associated with the 2009 LTIP. Stock based compensation expenses for the nine months ended September 30, 2010 also included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive.

•	Bad debt — The decrease of $0.4 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service. Bad debt expenses as a percentage of revenue increased slightly in 2010 due to one-time additional bad debt expenses associated with a specific customer recorded during the nine months ended September 30, 2010 as opposed to the same period in 2009.

•	Facility rent — The decrease of $0.9 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand. The increase in expense as a percentage of revenue for the nine months ended September 30, 2010 was due to an increase in non-recurring maintenance, taxes and insurance expenses associated with leased facilities for the nine months ended September 30, 2010 as opposed to the same period in 2009.

•	Telecommunications — The decrease of $0.4 million in telecommunications expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $2.9 million in outside service expenses was due primarily to reductions in legal fees of $1.5 million, outsourced customer service of $1.0 million and all other expenses of $0.4 million. The Company incurred approximately $0.4 million in outside accounting and legal service expenses related to acquisition due diligence in 2010.

•	Taxes, licenses and permits — Taxes, licenses and permits expenses consist of property, franchise, gross receipts and transactional taxes. The increase in taxes, licenses and permits expenses of $2.6 million and as a percentage of revenue was mainly due to one-time resolutions of various state and local tax audits at amounts lower than the originally estimated liability for the nine months ended September 30, 2009, partially offset by lower gross receipts taxes, transactional and property taxes for the nine months ended September 30, 2010. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $7.0 million in other expenses was due primarily to a decrease of $0.4 million in office expenses, a decrease of $0.3 million in insurance expenses and a net decrease of $6.3 million in various other expenses during the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in various other expenses was mainly due to a one-time $4.0 million patent litigation settlement in the second quarter of 2009 and lower refunds and credits received for the nine months of September 30, 2009 compared to the same period in 2010.

Severance and Restructuring.  Severance and restructuring expenses increased to $0.4 million for the nine months ended September 30, 2010 from $0.3 million for the nine months ended September 30, 2009 primarily for lease termination expenses. Severance and restructuring expenses consisted of severance charges for post-employment benefits for planned staffing reductions and restructuring costs associated with the terminations of certain lease agreements for transmitter locations. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $19.9 million for the nine months ended September 30, 2010 from $33.1 million for the nine months ended September 30, 2009. The decrease was primarily due to $4.5 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $2.7 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $5.8 million in lower amortization expense and $0.2 million in lower accretion expense.

Interest Income, Net; Other Income, Net; and Income Tax Expense (Benefit)

Interest Income, Net.  Net interest income decreased to $13.0 thousand for the nine months ended September 30, 2010 from $70.0 thousand for the same period in 2009. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the nine months ended September 30, 2010 reflecting lower prevailing market interest rates in 2010.

Other Income, Net.  Net other income increased to $2.6 million for the nine months ended September 30, 2010 from $0.3 million for the same period in 2009. This increase was primarily due to the proceeds of $2.0 million received from Sensus in September 2010 to complete the 2005 AMDS Agreement.

Income Tax Expense (Benefit).  Income tax expense for the nine months ended September 30, 2010 was $9.7 million, an increase of $28.2 million from the $18.4 million net income tax benefit for the nine months ended September 30, 2009. Income tax expense for the nine months ended September 30, 2010 reflects a $9.0 million reduction in the deferred income tax asset valuation allowance reflecting a change in management’s assessment of 2010 taxable income. The net income tax benefit of $18.4 million for the nine months ended September 30, 2009 reflected $18.2 million of income tax expense from ordinary operations offset by $36.6 million of income tax benefit related to the effective settlement of uncertain tax positions during the second quarter of 2009, which included $4.4 million for recognition of a net operating loss carry-back refund claim. The following summarizes the key items impacting income tax expense (benefit) for the nine months ended September 30, 2010 and 2009, respectively:

	For the Nine Months Ended September 30,
	2010		2009
		(Dollars in thousands)

Income before income tax expense (benefit)	$47,102		$45,494

Income tax expense at the Federal statutory rate	$16,486	35.00%	$15,923	35.00%
State income taxes, net of Federal benefit	1,526	3.24%	1,633	3.59%
Change in valuation allowance	(9,082)	(19.28%)	—	—
Settlement of uncertain tax positions	—	—	(32,207)	(70.79%)
NOL carry-back refund claim	—	—	(4,424)	(9.72%)
Other	814	1.72%	641	1.41%

Income tax expense (benefit)	$9,744	20.69%	$(18,434)	(40.52%)

On September 27, 2010, the President of the United States signed the Small Business Jobs and Credit Act of 2010. This new law extended the 50-percent first year bonus depreciation allowed under the 2008 Economic Stimulus Act through December 31, 2010. The 50-percent bonus depreciation is available on certain defined property placed in service after December 31, 2007 and before January 1, 2011.

Based on the Company’s current and expected future level of taxable income, the Company did not elect the bonus depreciation provisions for its 2008 and 2009 Federal income tax returns. The decision for 2010 must be made by the due date of the Company’s 2010 Federal income tax return in 2011.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2010, the Company had cash and cash equivalents of $141.8 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The Company intends to use its cash on hand to provide working capital, to support operations and to return value to stockholders by cash distributions and repurchases of its common stock. The Company may also consider using cash to fund acquisitions of paging assets or assets of other businesses that the Company believes will provide a measure of revenue stability while supporting its operating structure and its goal of maintaining margins.

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at September 30, 2010, should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the
	Nine Months Ended		Change
	September 30,		Between
	2010	2009	2010 and 2009
	(Dollars in thousands)

Net cash provided by operating activities	$61,728	$76,225	$(14,497)
Net cash used in investing activities	(3,946)	(12,185)	(8,239)
Net cash used in financing activities	(25,560)	(43,380)	(17,820)

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

	For the
	Nine Months Ended		Change
	September 30,		Between
	2010	2009	2010 and 2009
	(Dollars in thousands)

Cash received from customers	$182,345	$226,954	$(44,609)

Cash paid for —
Payroll and related costs	49,807	57,331	(7,524)
Site rent costs	24,636	30,939	(6,303)
Telecommunications costs	11,531	13,274	(1,743)
Interest costs	—	1	(1)
Other operating costs	34,643	49,184	(14,541)

	120,617	150,729	(30,112)

Net cash provided by operating activities	$61,728	$76,225	$(14,497)

Net cash provided by operating activities decreased $14.5 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Cash received from customers decreased $44.6 million, or 19.7%, for the nine months ended September 30, 2010 from the same period in 2009. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $45.7 million partially offset by a net increase of $1.1 million primarily due to the changes in deferred revenue.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $7.5 million due primarily to a reduction in headcount. Cash paid during the nine months ended September 30, 2009 for payroll and related costs included payment of the cash portion of the one-time Additional Target Award under the 2009 LTIP and the related equivalent cash distributions. The lower payroll and related costs resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $6.3 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments under its MLA and other lease agreements.

•	Cash payments for telecommunication costs decreased $1.7 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $14.5 million. The decrease in these payments was primarily due to reduction in outside services costs of $2.9 million, reduction in repairs and maintenance costs of $1.0 million, reduction in facility rent costs of $0.9 million, reduction in office costs of $0.6 million, reduction in insurance costs of $0.3 million and a net reduction in various other costs of $11.4 million due primarily to proceeds received of $2.0 million from Sensus in September 2010 to complete the AMDS Agreement and lower miscellaneous adjustments during the nine months of September 30, 2010 compared to the same period in 2009 (which included $4.0 million of patent litigation settlement recorded in the second quarter of 2009). These reductions were offset by higher taxes, licenses and permits costs of $2.6 million mainly due to one-time resolutions of various state and local tax audits at amounts lower than the originally estimated liability for the nine months ended September 30, 2009. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $8.2 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to lower capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses for the nine months ended September 30, 2010 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses for each of the nine months ended September 30, 2010 and 2009 also included $0.2 million and $2.6 million, respectively, for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility currently anticipates its total capital expenses for 2010 to be between $7.0 and $9.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $17.8 million for the nine months ended September 30, 2010 from the same period in 2009 primarily due to lower cash distributions paid to stockholders during the nine months ended September 30, 2010 of $23.2 million, offset by more cash used for the Company’s common stock repurchase program in 2010 of $5.4 million.

Cash Distributions to Stockholders.  For the nine months ended September 30, 2010, the Company paid a total of $16.7 million (or $0.75 per share of common stock) in cash distributions compared to $39.8 million (or $1.75 per share of common stock) in cash distributions for the same period in 2009.

Future Cash Distributions to Stockholders.  On October 27, 2010, the Company’s Board of Directors declared a special cash distribution of $1.00 per share of common stock and a regular quarterly cash distribution of

$0.25 per share of common stock, with a record date of November 18, 2010, and a payment date of December 10, 2010. A substantial portion of this cash distribution of approximately $27.9 million will be a return of capital and is expected to be paid from available cash on hand.

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

During the third quarter of 2010, the Company purchased 156,522 shares of its common stock for approximately $2.0 million (excluding commissions). From the inception of the common stock repurchase program through September 30, 2010, the Company has repurchased a total of 5,556,331 shares of its common stock under this program for approximately $51.7 million (excluding commissions). There was approximately $16.1 million of common stock repurchase authority remaining under the program as of September 30, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  At September 30, 2010, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended September 30, 2010 and 2009 was approximately $8.7 million and $11.4 million, respectively; and $27.9 million and $34.9 million for the nine months ended September 30, 2010 and 2009, respectively.

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

USA Mobility has been named as a defendant in two other lawsuits. The first lawsuit involves a claim of infringement upon the parties’ Fourth Amendment rights and violation of the Stored Communications Act and state law. On June 17, 2010, the U.S. Supreme Court issued a decision reversing the United States Court of Appeals for the Ninth Circuit’s (the “Ninth Circuit Court”) Fourth Amendment ruling and remanding for further proceedings. Thereafter, the Ninth Circuit Court lifted the stay of its mandate and remanded the case to the district court for consideration of damages and attorneys’ fees. The amount of damages, if awarded, is not known as of October 28, 2010. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

The second lawsuit involves billing practices and service disputes with a former customer with claims of $6.9 million in damages. Trial is scheduled to commence in January 2011. USA Mobility will vigorously contest the claims alleged in the lawsuit. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, and, in conjunction with this legislation, on March 30, 2010 a reconciliation measure, the Health Care and Education Affordability Reconciliation Act of 2010 was enacted (collectively “the Health Care Acts”). The Health Care Acts provide for comprehensive health care reforms that make extensive changes to the current system of health care insurance and benefits. The Company is currently in the process of evaluating the composition and costs of its health care programs for 2011.

Related Party Transactions

Effective January 1, 2008, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months and nine months ended September 30, 2010 and 2009, the Company paid $2.8 million and $3.1 million and $8.2 million and $9.2 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

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

Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)

Operating income	$16,118	$15,003	$44,511	$45,169
Plus: Depreciation, amortization and accretion	5,899	10,689	19,901	33,133

EBITDA (as defined by the Company)	22,017	25,692	64,412	78,302
Less: Purchases of property and equipment	(1,730)	(1,806)	(4,018)	(12,215)

OCF (as defined by the Company)	$20,287	$23,886	$60,394	$66,087

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2010, the Company had no outstanding debt financing.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the Company’s last fiscal quarter. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company required to be disclosed in its Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of September 30, 2010.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2009 Annual Report. The following amends and restates the description of previously reported legal proceedings for which there have been material developments during the quarter ended September 30, 2010.

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

On February 19, 2010, the Supreme Court denied the Company’s petition for rehearing.

On June 17, 2010, the Supreme Court issued a decision reversing the Ninth Circuit Court’s Fourth Amendment ruling and remanding for further proceedings. Thereafter, the Ninth Circuit Court lifted the stay of its mandate and remanded the case to the district court for consideration of damages and attorneys’ fees. The amount of damages, if awarded, is not known as of October 28, 2010. However, the Company does not expect any such damage award would have a material impact on the Company’s financial condition or results of operations.

Nationwide Lawsuit.  In June 2002, Nationwide Paging, Inc. (“Nationwide”) filed a three-count civil action in Massachusetts Superior Court (the “Court”) against defendants Arch Wireless Inc., and Paging Network, Inc. (collectively “AWI”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “Action”). Nationwide sought a declaration of the amount of money it owes to AWI, and also claimed damages arising from alleged billing errors dating back to 1999 and 2000. AWI denied liability. An indirect AWI subsidiary, AWOC, filed counterclaims against Nationwide, seeking more than $400,000 for unpaid invoices.

In May 2009, the Court permitted Nationwide to file an amended complaint that adds claims for breach of contract and for unfair trade practice arising from allegations that AWI supplied defective pagers in 2000 and 2001, which caused Nationwide lost profits of $6.9 million. The amended complaint added the Company as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer, denying liability to Nationwide. The Company has filed counterclaims, which allege that Nationwide is liable for unpaid invoices in an amount in excess of $500,000. Nationwide denies liability on the counterclaims. The discovery phase of the case is substantially completed. On October 4, 2010, the Court heard motions for partial summary judgment. Trial is scheduled to commence on January 4, 2011.

USA Mobility intends to defend vigorously the claims by Nationwide in the Action. Further, the Company intends to prosecute vigorously its counterclaims against Nationwide. The Company is unable, at this time, to predict the impact, if any, on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2009 Annual Report have not materially changed during the three months ended September 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended September 30, 2010:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the Publicly
	Shares	Paid Per	Announced Plans	Announced Plans or
Period	Purchased(1)	Share(2)	or Programs	Programs(3)
				(Dollars in
				thousands)

Beginning Balance				$18,135
July 1 through July 31, 2010	156,522	$12.78	156,522	$16,135
August 1 through August 31, 2010	—	—	—	$16,135
September 1 through September 30, 2010	—	—	—	$16,135

Total	156,522	$12.78	156,522

(1)	The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program described in footnote 3 below.

(2)	Average price paid per share excludes commissions.

(3)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, the Company’s Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Shawn E. Endsley
Shawn E. Endsley
Chief Financial Officer

Dated: October 28, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 28, 2010(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 28, 2010(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 28, 2010(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 28, 2010(1)

(1)	Filed herewith.