Form 10-K
period 2010-12-31
USA Mobility, Inc
filed 2011-02-24
CIK 1289945

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

(800) 611-8488
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.0001 per share	NASDAQ National Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant was $282,975,171 based on the closing price of $12.92 per share on the NASDAQ National Market® on June 30, 2010.

The number of shares of Registrant’s common stock outstanding on February 18, 2011 was 22,069,760.

Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2011, are incorporated by reference into Part III of this Report.

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

General

USA Mobility is a leading provider of reliable and affordable wireless communications solutions to the healthcare, government, large enterprise and emergency response sectors. As a single-source provider, USA Mobility’s strategy is to focus on the business-to-business marketplace and to offer the Company’s wireless connectivity solutions. The Company operates nationwide networks for both one-way paging and advanced two-way messaging services. In addition, USA Mobility offers mobile voice and data services through third party providers, including BlackBerry® devices and global positioning system (“GPS”) location applications. The Company’s product offerings include customized wireless connectivity systems for healthcare, government and other campus environments. USA Mobility also offers M2M (“machine to machine”) telemetry solutions for numerous applications that include asset tracking, utility meter reading and other remote device monitoring applications on a national scale.

USA Mobility is a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004. The Company’s principal office is currently located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and its telephone number is 800-611-8488. USA Mobility’s Internet address is http://www.usamobility.com/. The Company makes available free of charge through its web site its annual, quarterly and current reports, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such reports are filed or furnished to the United States Securities and Exchange Commission (the “SEC”). The information on the web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this report.

Industry Overview

The mobile wireless telecommunication industry consists of multiple voice and data providers that compete among one another, both directly and indirectly, for subscribers. Messaging carriers like USA Mobility provide customers with services such as numeric and alphanumeric messaging. Customers receive these messaging services through a small, handheld device. The device, often referred to as a pager, signals a subscriber when a message is received through a tone and/or vibration and displays the incoming message on a small screen. With numeric messaging services, the device displays numeric messages, such as a telephone number. With alphanumeric messaging services, the device displays numeric and/or text messages.

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

2011 Business Strategy

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

During 2011 USA Mobility will continue to focus on serving the wireless communications needs of the Company’s customers with a variety of communications solutions and new product offerings, while operating an efficient, profitable and free cash flow-based business strategy. USA Mobility’s principal operating objectives and priorities for 2011 include the following:

•	Drive free cash flow through a low-cost operating platform;

•	Preserve average revenue per unit;

•	Reduce paging subscriber erosion;

•	Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare; and

•	Seek revenue stability through potential business diversification.

Drive free cash flow through a low-cost operating platform — Throughout 2011 USA Mobility expects to continue to reduce its underlying cost structure. These reductions will come from all areas of operations but most significantly from the Company’s continuing network rationalization efforts that impact its site rent and telecommunication expenses. In addition, the Company expects to reduce its employee base as operational requirements dictate, which, in turn, reduces payroll and related expenses. These reductions in operating expenses are necessary in light of the Company’s declining revenue base. The Company defines free cash flow as operating income plus depreciation, amortization, accretion and goodwill impairment expenses (also known as “EBITDA”) less capital expenditures. (All determined in accordance with United States generally accepted accounting principles (“GAAP”.) This is also known as operating cash flow. See Item 7, Non-GAAP Financial Measures.)

Preserve average revenue per unit — The Company’s customer base continues to become more concentrated around larger customers, who are characterized by a large number of units in service per account, but due to volume discounting have lower average revenue per unit as compared to smaller accounts (those with fewer units in service) which are leaving at a faster rate. Over the past several years this concentration has had the effect of reducing the Company’s overall average revenue per unit. During 2011, USA Mobility intends to reinforce the valuable attributes of paging to the Company’s customers. In order to minimize the effects of the Company’s changing mix on revenue, the Company intends to hold firm on pricing of value-added features.

Reduce paging subscriber erosion — USA Mobility will continue the Company’s focus on network reliability and customer service to help minimize the rate of subscriber disconnects. The Company implemented a sales and marketing reorganization intended to eliminate non-revenue generating activities by the sales staff and reinforce the focus on key accounts through a new centralized account management group. This reorganization will continue the Company’s focus on sales and marketing to produce high levels of sales productivity and gross unit placements, which mitigate the impact of subscriber disconnections.

Maximize revenue opportunities around the Company’s core subscriber and revenue segments, particularly healthcare — Healthcare customers are the most stable and loyal paging customers, and represented approximately 57% of the Company’s direct paging revenue and 63% of the direct subscriber base in 2010. USA Mobility offers a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments. The Company will use these advantages to target additional sales opportunities in the healthcare, government and large enterprise segments in 2011.

Seek revenue stability by potential business diversification  — From time to time the Company has looked at potential acquisitions of paging assets in the United States as a means of increasing revenue or as a means of slowing overall revenue declines. Because the Company anticipates it will be more difficult to continue to reduce expenses commensurate with revenue erosion in the paging industry generally, the Company may consider acquisitions of other businesses where the Company believes its operating structure can maintain and build margins, consistent with its strategy of returning cash to stockholders. The Company intends to look for acquisitions of paging assets that would present opportunities to support its operations, and the Company will also look at other businesses that may provide greater revenue stability over time.

Paging and Messaging Services, Products and Operations

USA Mobility provides one-way and two-way wireless messaging services including information services throughout the United States. These services are offered on a local, regional and nationwide basis employing digital networks.

The Company’s customers include businesses with employees who need to be accessible to their offices or customers, first responders who need to be accessible in emergencies, and third parties, such as other telecommunication carriers and resellers that pay the Company to use its networks. Customers include businesses, professionals, management personnel, medical personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, sales and service organizations, specialty trade organizations, manufacturing organizations and government agencies.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2010		2009		2008
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	1,751	92.7%	2,014	92.3%	2,520	89.5%
Indirect	138	7.3%	168	7.7%	295	10.5%

Total	1,889	100.0%	2,182	100.0%	2,815	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2010		2009		2008
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,713	90.7%	1,982	90.8%	2,545	90.4%
Two-way messaging	176	9.3%	200	9.2%	270	9.6%

Total	1,889	100.0%	2,182	100.0%	2,815	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the weak United States economy and increased unemployment rates nationwide. To the extent that unemployment may increase throughout 2011, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

USA Mobility operates local, regional and nationwide one-way networks, which enable subscribers to receive messages over a desired geographic area. The majority of the messaging traffic that is transmitted on the Company’s 150 MHz and 450 MHz frequency bands utilize the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction. One-way networks operating in 900 MHz frequency bands predominantly utilize the FLEXtm protocol developed by Motorola Mobility, Inc. (“Motorola”); some legacy POCSAG traffic also is broadcast in the 900 MHz frequency band. The FLEXtm protocol is a newer technology having the advantages of functioning at higher network speeds (which increases the volume of messages that can be transmitted over the network) and of having more robust error correction (which facilitates message delivery to a device with fewer transmission errors).

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

Additionally, the Communications Assistance to Law Enforcement Act of 1994, (“CALEA”) and certain rules implementing CALEA require some telecommunication companies, including USA Mobility, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages.

Other regulatory requirements restrict how the Company may use customer information and prohibit certain commercial electronic messages, even to the Company’s own customers.

In addition, the FCC’s rules require the Company to pay other carriers for the transport and termination of some telecommunication traffic. As a result of various FCC decisions over the last few years, the Company no longer pays fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with the Company’s services. In some instances, the Company received refunds for prior payments to certain local exchange carriers. USA Mobility has entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection.

Although these and other regulatory requirements have not, to date, had a material adverse effect on the Company’s operating results, such requirements could have a material adverse effect on USA Mobility’s operating results in the future. The Company monitors discussions at the FCC on pending changes in regulatory policy or regulations; however, the Company is unable to predict what changes, if any, may occur in 2011 to regulatory policy or regulations.

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

Bankruptcy Proceedings

Certain holders of 12 3/4% senior notes of Arch Wireless Communications, Inc., a wholly owned subsidiary of Arch Wireless, Inc. (“Arch”), filed an involuntary petition against it on November 9, 2001 under Chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the District of Massachusetts, Western Division (the “Bankruptcy Court”). On December 6, 2001, Arch Wireless Communications, Inc. consented to the involuntary petition and the Bankruptcy Court entered an order for relief under Chapter 11. Also on December 6, 2001, Arch and 19 of its wholly owned domestic subsidiaries filed voluntary petitions for relief under Chapter 11 with the Bankruptcy Court. These cases were jointly administered under the docket for Arch Wireless, Inc., et al., Case No. 01-47330-HJB. After the voluntary petition was filed, Arch and its domestic subsidiaries operated their businesses and managed their properties as debtors-in-possession under the bankruptcy code until May 29, 2002, when Arch emerged from bankruptcy. Arch and its domestic subsidiaries as direct or indirect wholly owned subsidiaries of USA Mobility are now operating their businesses and properties as a group of reorganized entities pursuant to the terms of the plan of reorganization. The Company filed a motion with the Bankruptcy Court for a final decree closing the Arch bankruptcy case. A summary of the distributions under the Arch plan of reorganization, including the final distributions of 218,782 shares of common stock to be made under the plan, was set forth in the motion. On February 17, 2010, the Bankruptcy Court closed the Arch bankruptcy case subject to the final distribution as authorized by the Bankruptcy Court. In the final distribution on June 23, 2010, the Company distributed 218,636 shares of common stock previously reserved for future issuance under the Arch plan of reorganization and increased the Company’s reported outstanding share balance. The remaining 146 unissued shares under the Arch plan of reorganization were returned to the status of authorized but unissued shares of the Company.

Trademarks

USA Mobility owns the service marks “USA Mobility” since November 16, 2004, “Arch” since December 17, 2002 and “Metrocall” since September 4, 1979, and holds Federal registrations for the service marks “Metrocall” and “Arch Wireless” as well as various other trademarks. The trademarks are fully amortized.

Employees

At December 31, 2010 and February 18, 2011 USA Mobility had 540 and 519 full time equivalent (“FTE”) employees, respectively. The Company has no employees that are represented by labor unions. USA Mobility believes that its employee relations are good.

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

USA Mobility’s revenues are dependent on the number of subscribers that use its paging devices. There is intense competition for these subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. The Company expects its subscriber numbers and revenue to continue to decline into the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in operating expenses. Reductions in operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. There can be no assurance that the Company will be able to reduce its operating expenses commensurate with the level of revenue erosion. The inability to reduce operating expenses would have a material adverse impact on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay dividend distributions to stockholders and repurchase shares of its common stock.

Service to the Company’s customers could be adversely impacted by network rationalization.

The Company has an active program to consolidate its number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match the Company’s technical infrastructure to its smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to the Company’s existing subscribers despite the Company’s efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay dividend distributions to stockholders and repurchase shares of its common stock.

If the Company is unable to retain key management personnel, it might not be able to find suitable replacements on a timely basis or, at all, and the Company’s business could be disrupted.

USA Mobility’s success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable key executive and management personnel. The Company believes that there is, and will continue to be, intense competition for qualified personnel in the telecommunication industry, and there is no assurance that the Company will be able to attract and retain the personnel necessary for the management and development of its business. Turnover, particularly among senior management, can also create distractions as the Company searches for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with the Company’s business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The loss or unavailability of one or more of the Company’s executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay dividend distributions to stockholders and repurchase shares of its common stock.

USA Mobility may be unable to find vendors able to supply it with paging equipment based on future demands.

The Company purchases paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. There can be no assurance that the Company can continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow the Company to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact the Company’s ability to provide certain wireless messaging services and could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay dividend distributions to stockholders and repurchase shares of its common stock.

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

For example, the FCC issued an order in October 2007 that mandated paging carriers (such as the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the “Back-up Power Order”). Ultimately after a hearing by the DC Circuit Court and disapproval by the Office of Management and Budget (the “OMB”) of the information collection requirements of the Back-Up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, there has been no Notice of Proposed Rulemaking by the FCC and the Company is unable to predict what impact, if any, a revised back-up power rule could have on the Company’s operations, cash flows, ability to continue payment of dividend distributions to stockholders and ability to repurchase shares of its common stock.

The FCC continues to consider changes to its rules governing the collection of universal service fees. The FCC is evaluating a flat monthly charge of $1.00 or more per assigned telephone number as opposed to assessing universal service contributions based on telecommunication carriers’ interstate revenues. There is no timetable for any rulemaking to implement this numbers-based methodology. If the FCC adopts a numbers-based methodology, the Company’s attempt to recover the increased contribution costs from its customers could significantly diminish demand for the Company’s services, and the Company’s failure to recover such increased contribution costs could have a material adverse impact on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay dividend distributions to stockholders and repurchase shares of its common stock.

USA Mobility has investigated potential acquisitions and may be unable to successfully integrate such acquisitions into the Company’s business and may not achieve all of the anticipated benefits of those acquisitions.

The Company has considered acquisitions of other businesses where the Company believes such acquisitions will yield increased cash flows, improved market penetration and/or identified operating efficiencies and synergies. The Company may face various challenges with its integration efforts, including the combination and simplification of product and service offerings, sales and marketing approaches and establishment of combined operations. Although acquired businesses may have significant operating histories, the Company may have a limited or no history of owning and operating these businesses. If the Company were to acquire these businesses, there can be no assurance that:

•	such businesses will perform as expected;

•	the Company will not incur unforeseen obligations or liabilities;

•	such businesses will generate sufficient cash flow to support the indebtedness, if incurred, to acquire them or the expenditures needed to develop them; and/or

•	the rate of return from such businesses will justify the decision to invest the capital to acquire them.

If the Company does not realize all of the anticipated benefits of an acquisition, it could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay dividend distributions to stockholders and repurchase shares of its common stock.

General economic conditions that are largely out of the Company’s control may adversely affect the Company’s financial condition and results of operations.

The Company’s paging services business is sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits could adversely affect the demand for the Company’s services. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on the Company’s business, financial condition and results of operations, including the Company’s continued ability to remain profitable, produce positive operating cash flow, pay dividend distributions to stockholders and repurchase shares of its common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company had no unresolved SEC staff comments as of February 24, 2011.

ITEM 2.	PROPERTIES

At December 31, 2010, USA Mobility owned seven facilities in the United States, which include three office buildings. In addition, the Company leased facility space, including its executive headquarters, sales, technical, and storage facilities in approximately 87 locations in 32 states.

At December 31, 2010, USA Mobility leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 5,098 locations throughout the United States. These leases are for various terms and provide for periodic lease payments at various rates.

At December 31, 2010, USA Mobility had 5,744 active transmitters on leased sites, which provide service to its customers.

ITEM 3.	LEGAL PROCEEDINGS

USA Mobility, from time to time is involved in lawsuits arising in the normal course of business. USA Mobility believes that these pending lawsuits will not have a material adverse impact on the Company’s financial results or operations.

Settled Lawsuits

Nationwide.  In June 2002, Nationwide filed a three-count civil action in Massachusetts Superior Court (the “Court”) against defendants Arch Wireless Inc., and Paging Network, Inc. (collectively “AWI”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “Action”). Nationwide sought a declaration of the amount of money it owed to AWI, and also claimed damages arising from alleged billing errors dating back to 1999 and 2000. AWI denied liability. An indirect AWI subsidiary, Arch Wireless Operating Company, Inc., filed counterclaims against Nationwide for more than $0.4 million for unpaid invoices.

In May 2009, the Court permitted Nationwide to file an amended complaint that added claims for breach of contract and for unfair trade practices, alleging that AWI supplied defective pagers in 2000 and 2001 which allegedly resulted in Nationwide losing $6.9 million. The amended complaint added USA Mobility, Inc. (the “Company”) as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer and denied liability to Nationwide. The Company filed counterclaims, which alleged that Nationwide was liable for unpaid invoices in an amount in excess of $0.5 million. Nationwide denied liability on the counterclaims.

Trial of the case was scheduled to commence in January 2011. In December 2010, the Company and Nationwide participated in mediation of their disputes, and all outstanding claims and counterclaims were settled on confidential terms mutually agreeable to the parties without admission of liability. The Action has been dismissed with prejudice. The Company’s settlement payment of $2.1 million was paid and recorded in general and administrative expenses in the Company consolidated statements of operations for the three months ended December 31, 2010.

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

On June 17, 2010, the Supreme Court issued a decision reversing the Ninth Circuit’s Fourth Amendment ruling and remanding for further proceedings. On July 26, 2010, the Ninth Circuit Court lifted its stay of its mandate, and the case was returned to the district court. The Company then participated in proceedings to determine whether the plaintiffs should be awarded damages or attorneys’ fees, including a court-ordered mediation, which resulted in a voluntary dismissal of the case. The parties have filed a Joint Stipulation of Dismissal with Prejudice and have petitioned the district court to have the case dismissed. The dismissal will not have a material impact on the Company’s financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

USA Mobility’s sole class of common equity is its $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “USMO.”

The following table sets forth the high and low intraday sales prices per share of USA Mobility’s common stock for the periods indicated, which corresponds to its quarterly fiscal periods for financial reporting purposes. Prices for the Company’s common stock are as reported on the NASDAQ National Market® from January 1, 2009 through December 31, 2010.

	2010		2009
For the Three Months Ended	High	Low	High	Low

March 31,	$13.16	$10.30	$12.36	$8.67
June 30,	15.27	12.10	13.66	8.91
September 30,	16.79	12.43	14.10	11.94
December 31,	19.21	15.22	13.58	9.84

USA Mobility sold no unregistered securities during 2010. During the first quarter of 2010, the Company acquired a total of 25,658 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded in March 2010 related to the 2009 Short-Term Incentive Plan (“STIP”). These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2010. For the year ended December 31, 2010, 697,768 shares of common stock repurchased by the Company under its common stock repurchase program were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2010. (See Note 4 of the Notes to Consolidated Financial Statements).

As of February 18, 2011, there were 6,761 holders of record of USA Mobility common stock.

Cash Distributions to Stockholders

The following table details information on the Company’s cash distributions for each of the six years ended December 31, 2010. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2010, 2009 and 2008 include previously declared cash distributions on restricted stock units

(“RSUs”) and shares of vested restricted common stock (“restricted stock”) issued under the Equity Plan to executives and non-executive members of the Company’s Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment(1)
						(Dollars in
						thousands)

2005	November 2	December 1	December 21	$1.50

	Total			1.50		$40,691

2006(2)	June 7	June 30	July 21	3.00
	November 1	November 16	December 7	0.65

	Total			3.65		98,904

2007	February 7	February 22	March 15	0.65
	May 2	May 17	June 7	1.65	(3)
	August 1	August 16	September 6	0.65
	October 30	November 8	November 29	0.65

	Total			3.60		98,250

2008	February 13	February 25	March 13	0.65
	May 2	May 19	June 19	0.25	(4)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

	Total			1.40		39,061

2009	March 3	March 17	March 31	1.25	(3)
	April 29	May 20	June 18	0.25
	July 29	August 14	September 10	0.25
	October 28	November 17	December 10	0.25

	Total			2.00		45,502

2010	February 24	March 17	March 31	0.25
	May 5	May 20	June 25	0.25
	July 28	August 19	September 10	0.25
	November 3	November 18	December 10	1.25	(3)

	Total			2.00		44,234

Total				$14.15		$366,642

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, the Company announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, the Company’s Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

On February 23, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of March 17, 2011, and a payment date of March 31, 2011. This dividend distribution of approximately $5.6 million will be paid from available cash on hand.

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

During the fourth quarter of 2010, the Company did not purchase shares of its common stock. For the year ended December 31, 2010, the Company purchased 697,768 shares of its common stock for approximately $8.9 million (excluding commissions). From the inception of the common stock repurchase program through December 31, 2010, the Company has repurchased a total of 5,556,331 shares of its common stock under this program for approximately $51.7 million (excluding commissions). There was approximately $16.1 million of common stock repurchase authority remaining under the program as of December 31, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

On December 6, 2010, the Company’s Board of Directors approved another supplement to the common stock repurchase program effective on January 3, 2011. The supplement reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, the number of securities outstanding under the Company’s equity compensation plan, the weighted average exercise price of such securities and the number of securities available for grant under this plan:

Number of Securities
Remaining Available
for Future Issuance
Under Equity
	Number of Securities to	Weighted-Average	Compensation Plans
	be Issued Upon Exercise	Exercise Price of	(Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column [a])
Plan Category	[a]	[b]	[c]

Equity compensation plans approved by security holders:
USA Mobility, Inc. Equity Incentive Plan	—	—	1,225,191	(1)
Equity compensation plans not approved by security holders:
None	—	—	—

Total	—	—	1,225,191

(1)	The Equity Plan provides that common stock authorized for issuance under the plan may be issued in the form of common stock, stock options, restricted stock and RSUs. As of December 31, 2010, 60,547 shares of restricted stock were issued to the non-executive members of the Board of Directors and 260,440 RSUs were issued to eligible employees under the Equity Plan.

Performance Graph

The Company began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of the Company’s common stock for the period December 31, 2005 to December 31, 2010, against the cumulative total return of the NASDAQ Composite Index® and the NASDAQ Telecommunications Index® for the same period.

The chart below assumes that on December 31, 2005, $100 was invested in USA Mobility’s common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each quarter from December 31, 2005 to December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG USA MOBILITY, THE NASDAQ COMPOSITE INDEX®
AND THE NASDAQ TELECOMMUNICATIONS INDEX®

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

Based on publically available information and after considering any direct knowledge the Company may have, as of December 31, 2010, the Company has undergone a combined cumulative change in ownership of approximately 15.9% compared to 17.6% as of December 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth the selected historical consolidated financial and operating data for each of the five years ended December 31, 2010, which have been derived from the audited consolidated financial statements of USA Mobility.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes set forth below.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share amounts)

Statements of Operations Data:
Revenues:
Service, rental and maintenance, net of service credits	$221,575	$270,885	$337,959	$402,420	$476,138
Product sales, net of credits	11,679	18,821	21,489	22,204	21,556

Total revenues	233,254	289,706	359,448	424,624	497,694

Operating expenses:
Cost of products sold	4,213	6,196	5,592	6,233	3,837
Service, rental and maintenance	69,158	85,310	122,820	151,930	177,120
Selling and marketing	16,926	21,815	28,285	38,828	43,902
General and administrative	59,472	74,326	81,510	96,667	127,877
Severance and restructuring	2,179	2,737	5,326	6,429	4,586
Depreciation, amortization and accretion	24,127	41,914	47,012	48,688	73,299
Goodwill impairment	—	—	188,170	—	—

Total operating expenses	176,075	232,298	478,715	348,775	430,621

Operating income (loss)	57,179	57,408	(119,267)	75,849	67,073
Interest income, net	16	69	1,800	3,448	3,868
Other income, net	2,805	530	622	2,150	800

Income (loss) before income tax (benefit) expense	60,000	58,007	(116,845)	81,447	71,741
Income tax (benefit) expense	(17,898)	(9,551)	40,232	86,645	31,560

Net income (loss)	$77,898	$67,558	$(157,077)	$(5,198)	$40,181

Basic net income (loss) per common share:	$3.50	$2.95	$(5.83)	$(0.19)	$1.47
Diluted net income (loss) per common share:	$3.45	$2.90	$(5.83)	$(0.19)	$1.46
Other Operating Data:
Capital expenses, excluding acquisitions	$8,738	$17,229	$18,336	$18,323	$20,990
Cash distributions declared per common share	$2.00	$2.00	$1.40	$3.60	$3.65

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance Sheets Data:
Current assets	$154,356	$137,843	$112,401	$109,461	$123,564
Total assets	230,658	213,548	241,360	491,747	588,214
Long-term debt, less current maturities	—	—	—	—	—
Stockholders’ equity	184,390	158,796	140,738	373,568	475,972

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of December 31,
	2010		2009		2008
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	1,751	92.7%	2,014	92.3%	2,520	89.5%
Indirect	138	7.3%	168	7.7%	295	10.5%

Total	1,889	100.0%	2,182	100.0%	2,815	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of December 31,
Account Size	2010	% of Total	2009	% of Total	2008	% of Total
	(Units in thousands)

1 to 3 Units	84	4.8%	109	5.4%	149	5.9%
4 to 10 Units	52	3.0%	66	3.3%	89	3.5%
11 to 50 Units	123	7.0%	158	7.8%	218	8.7%
51 to 100 Units	76	4.3%	97	4.8%	133	5.3%
101 to 1000 Units	436	24.9%	519	25.8%	681	27.0%
> 1000 Units	980	56.0%	1,065	52.9%	1,250	49.6%

Total direct units in service	1,751	100.0%	2,014	100.0%	2,520	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of December 31,
	2010		2009		2008
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,713	90.7%	1,982	90.8%	2,545	90.4%
Two-way messaging	176	9.3%	200	9.2%	270	9.6%

Total	1,889	100.0%	2,182	100.0%	2,815	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the weak United States economy and increased unemployment rates nationwide. To the extent that unemployment may increase throughout 2011, the Company could experience an unfavorable impact on the level of subscriber cancellations.

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2010		2009		2008
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)

Direct	239	502	287	793	337	892
Indirect	29	59	39	166	96	211

Total	268	561	326	959	433	1,103

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Year Ended December 31,
Account Size	2010	2009	2008

1 to 3 Units	(22.9%)	(26.8%)	(25.7%)
4 to 10 Units	(21.8%)	(26.4%)	(25.3%)
11 to 50 Units	(22.2%)	(27.4%)	(26.8%)
51 to 100 Units	(21.2%)	(27.4%)	(24.5%)
101 to 1000 Units	(15.9%)	(23.8%)	(17.7%)
> 1000 Units	(8.1%)	(14.8%)	(14.0%)

Total direct net unit loss %	(13.1%)	(20.1%)	(18.0%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Year Ended December 31,
Distribution Channel	2010	2009	2008

Direct	$8.99	$9.02	$9.08
Indirect	6.94	6.31	5.15
Consolidated	8.84	8.77	8.64

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The increases in consolidated ARPU for the years ended December 31, 2010 and 2009 were due primarily to the positive impact to ARPU resulting from selected price increases implemented during the respective years. In addition, in both 2010 and 2009, the Company implemented price increases in the indirect channel. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2011 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated.

	For the Year Ended
	December 31,
Account Size	2010	2009	2008

1 to 3 Units	$15.19	$14.79	$14.52
4 to 10 Units	14.38	13.90	13.69
11 to 50 Units	12.00	11.28	11.10
51 to 100 Units	10.68	10.06	9.94
101 to 1000 Units	8.96	8.75	8.59
> 1000 Units	7.55	7.72	7.81

Total direct ARPU	$8.99	$9.02	$9.08

Operating Expenses

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over the Company’s networks and payroll and related expenses for the Company’s engineering and pager repair functions.

•	Selling and marketing. These are expenses associated with the Company’s direct sales force and indirect sales channel and marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commission expenses.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses, tax, license and permit expenses and outside service expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the year ended December 31, 2010 and 2009, approximately 58% and 55% of the operating expenses referred to above were incurred in three expense categories: payroll and related expenses, site rent expenses, and telecommunication expenses. Payroll and related expenses for the year ended December 31, 2010 included a one-time benefit of $0.2 million for forfeitures related to the 2009 Long-Term Incentive Plan (“LTIP”) cash awards and $0.5 million of payroll and related expenses reclassified to intangible assets for a non-compete agreement with a former executive. Payroll and related expenses for the year ended December 31, 2009 also reflected $1.6 million related to the one-time payment of the 2006 LTIP Additional Target Award.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its employee base by approximately 20% to 540 FTEs at December 31, 2010 from 672 FTEs at December 31, 2009. The Company anticipates continued staffing reductions in 2011.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced its numbers of active transmitters by 19.4% to 5,744 active transmitters at December 31, 2010 from 7,123 active transmitters at December 31, 2009.

Telecommunication expenses are incurred to interconnect USA Mobility’s paging networks and to provide telephone numbers for customer use, points of contact for customer service and connectivity among the Company’s offices. These expenses are dependent on the number of units in service and the number of office and network locations the Company maintains. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to the Company’s call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunication expenses to vary regardless of the number of units in service. In addition, USA Mobility provides certain phone numbers to its customers that may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunication expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories.

On December 7, 2010, the Company entered into a settlement of the outstanding litigation for a one-time cash payment of $2.1 million to Nationwide. The litigation settlement of $2.1 million was paid and recorded in general and administrative expenses in the Company consolidated statements of operations for the three months ended December 31, 2010.

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $151.9 million, $190.4 million and $243.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins or generate continuing net cash from operating activities.

Other

On June 8, 2005, the predecessor to Sensus USA, Inc. (“Sensus”), Advanced Metering Data Systems, LLC (“AMDS”), and the Company signed an Asset Purchase Agreement for the sale of a Federal Communications Commission (“FCC”) license for $5.0 million (the “AMDS Agreement”). The $5.0 million consisted of a 3-year promissory note for $1.5 million and $3.5 million payable in the future through revenue sharing fees. On June 2, 2006, Sensus acquired substantially all of the assets and assumed certain liabilities of AMDS. Due to this change in control, the $1.5 million was paid in full. Sensus also assumed AMDS’s obligation to pay the balance of AMDS’s revenue sharing fees. The revenue sharing fees were recognized in Other Income when paid by Sensus. On August 24, 2010, the Company and Sensus executed an Amendment of Agreement to amend and complete the AMDS Agreement. In place of revenue sharing fees, the Company agreed to a one-time final payment of $2.0 million. The proceeds of $2.0 million were recognized in September 2010 in Other Income.

Also on August 24, 2010, the Company and Sensus executed the Asset Purchase Agreement (“Purchase Agreement”), which called for the sale, transfer, assignment and delivery of certain FCC licenses to Sensus in exchange for $8.0 million. The Company and Sensus also executed Long Term De Facto Spectrum Transfer Lease Agreements (“Lease Agreements”) for the use of the FCC licenses pending the sale to Sensus in exchange for a combined lease payment of $0.5 million, which will be applied towards the purchase price of $8.0 million. Both the

Purchase Agreement and the Lease Agreements require FCC approval. After approval by the FCC, which could occur in 2011, the receipt of the $7.5 million will be recognized as a gain on sale of the FCC licenses through Other Income as all elements required for gain recognition will have been met. Revenue relating to the lease payment of $0.5 million will be recognized ratably as earned as part of Service, Rental and Maintenance revenue throughout the lease period. The Company expects that the receipt and recognition of the gain on sale of $7.5 million will reduce the deferred tax asset valuation allowance and income tax expense in 2011.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31,
	2010		2009		Change Between
		% of		% of	2010 and 2009
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$221,575	95.0%	$270,885	93.5%	$(49,310)	(18.2%)
Product sales, net	11,679	5.0%	18,821	6.5%	(7,142)	(37.9%)

Total	$233,254	100.0%	$289,706	100.0%	$(56,452)	(19.5%)

Selected operating expenses:
Cost of products sold	$4,213	1.8%	$6,196	2.1%	$(1,983)	(32.0%)
Service, rental and maintenance	69,158	29.6%	85,310	29.4%	(16,152)	(18.9%)
Selling and marketing	16,926	7.3%	21,815	7.5%	(4,889)	(22.4%)
General and administrative	59,472	25.5%	74,326	25.7%	(14,854)	(20.0%)
Severance and restructuring	2,179	0.9%	2,737	1.0%	(558)	(20.4%)

Total	$151,948	65.1%	$190,384	65.7%	$(38,436)	(20.2%)

FTEs	540		672		(132)	(19.6%)

Active transmitters	5,744		7,123		(1,379)	(19.4%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. As indicated above, USA Mobility’s total revenues were $233.3 million and $289.7 million for the years ended December 31, 2010 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Year Ended
	December 31,
	2010	2009
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$170,009	$203,261
Two-way messaging	33,058	42,164

	$203,067	$245,425

Indirect:
One-way messaging	$8,844	$12,473
Two-way messaging	3,893	5,058

	$12,737	$17,531

Total paging:
One-way messaging	$178,853	$215,734
Two-way messaging	36,951	47,222

Total paging revenue	215,804	262,956
Non-paging revenue	5,771	7,929

Total service, rental and maintenance revenues, net	$221,575	$270,885

The table below sets forth units in service and service revenues, the changes in each between 2010 and 2009 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
Service Type	2010	2009	Change	2010(1)	2009(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,713	1,982	(269)	$178,853	$215,734	$(36,881)	$2,777	$(39,658)
Two-way messaging	176	200	(24)	36,951	47,222	(10,271)	(815)	(9,456)

Total	1,889	2,182	(293)	$215,804	$262,956	$(47,152)	$1,962	$(49,114)

(1)	Amounts shown exclude non-paging and product sales revenues.

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

Operating Expenses

General.  Operating expenses in 2010, as noted below, included a net benefit of $0.7 million in payroll and related expenses for forfeitures related to the 2009 LTIP cash awards and reclassification of payroll and related expenses to intangible assets for a non-compete agreement with a former executive and a benefit of $0.2 million in stock based compensation expenses for forfeited RSUs under the 2009 LTIP by this former executive. In addition, general and administrative expenses reflect $2.1 million for a one-time litigation settlement. In 2010, the Company received proceeds of $2.0 million from Sensus to complete the 2005 AMDS Agreement and recorded the proceeds as Other Income. The impact of these items was to increase selected operating expenses as a percentage of revenue to 65.5% from 65.1%.

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by USA Mobility’s customers and costs associated with system sales. The decrease of $2.0 million for the year ended December 31, 2010 compared to the same period in 2009 was due primarily to a decrease in sales of management systems to customers.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Year Ended December 31,				Change Between
	2010		2009		2010 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Site rent	$33,033	14.2%	$41,734	14.4%	$(8,701)	(20.8%)
Telecommunications	13,705	5.9%	16,599	5.7%	(2,894)	(17.4%)
Payroll and related	17,548	7.5%	20,630	7.1%	(3,082)	(14.9%)
Stock based compensation	24	0.0%	81	0.0%	(57)	(70.4%)
Other	4,848	2.0%	6,266	2.2%	(1,418)	(22.6%)

Total service, rental and maintenance	$69,158	29.6%	$85,310	29.4%	$(16,152)	(18.9%)

FTEs	193		224		(31)	(13.8%)

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2010 decreased $16.2 million or 18.9% from the same period in 2009. This decrease was primarily due to the following significant variances:

•	Site rent — The decrease of $8.7 million in site rent expenses was primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower default rent per site, which has favorably impacted site rent expenses in 2010.

•	Telecommunications — The decrease of $2.9 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2011. The increase in expense as a percentage of revenue for the year ended December 31, 2010 was due to the receipt of fewer one-time credits during 2010 compared to the same period in 2009.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $3.1 million was due primarily to a reduction in headcount for the year ended December 31, 2010 compared to the same period in 2009. While total FTEs declined by 31 FTEs to 193 FTEs at December 31, 2010 from 224 FTEs at December 31, 2009, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the year ended December 31, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees under the Equity Plan. Stock based compensation expenses decreased by $0.1 million for the year ended December 31, 2010 compared to the same period in 2009 due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expense associated with the 2009 LTIP.

•	Other — The decrease of $1.4 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $1.1 million due to lower contractor costs as repairs are now performed by Company employees and a net decrease in various other expenses of $0.3 million.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,				Change Between
	2010		2009		2010 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$11,064	4.7%	$14,451	5.0%	$(3,387)	(23.4%)
Commissions	4,701	2.0%	5,082	1.8%	(381)	(7.5%)
Stock based compensation	73	0.0%	187	0.1%	(114)	(61.0%)
Other	1,088	0.6%	2,095	0.6%	(1,007)	(48.1%)

Total selling and marketing	$16,926	7.3%	$21,815	7.5%	$(4,889)	(22.4%)

FTEs	128		171		(43)	(25.1%)

As indicated in the table above, selling and marketing expenses consist primarily of payroll and related expenses, which decreased $3.4 million, or 23.4%, for the year ended December 31, 2010 compared to the same period in 2009. While total FTEs declined by 43 FTEs to 128 FTEs at December 31, 2010 from 171 FTEs at December 31, 2009, the Company has continued to focus on marketing its services. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the year ended December 31, 2009 also reflected $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award.

While commission expenses decreased by $0.4 million for the year ended December 31, 2010 compared to the same period in 2009, commission expenses as a percentage of revenue increased during the period due to higher average commissions paid per commissioned FTEs reflecting the Company’s continued focus on maintaining gross placements. Stock based compensation expenses decreased by $0.1 million for the year ended December 31, 2010 compared to the same period in 2009 due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expense associated with the 2009 LTIP. The decrease of $1.0 million in other expenses was primarily due to reductions in rewards and recognition expenses of $0.4 million, reduction in other expenses of $0.2 million due to lower one-time expenses in 2010, and reductions of $0.1 million in each of the following expense categories: travel and entertainment, advertising, outside services and office; all of which resulted from continued headcount and office reductions.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Year Ended December 31,				Change Between
	2010		2009		2010 and 2009
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$25,370	10.9%	$31,131	10.7%	$(5,761)	(18.5%)
Stock based compensation	720	0.3%	1,292	0.4%	(572)	(44.3%)
Bad debt	2,425	1.0%	2,953	1.0%	(528)	(17.9%)
Facility rent	4,528	1.9%	5,942	2.1%	(1,414)	(23.8%)
Telecommunications	2,258	1.0%	2,914	1.0%	(656)	(22.5%)
Outside services	11,299	4.8%	14,897	5.1%	(3,598)	(24.2%)
Taxes, licenses and permits	5,800	2.5%	2,776	1.0%	3,024	108.9%
Other	7,072	3.1%	12,421	4.3%	(5,349)	(43.1%)

Total general and administrative	$59,472	25.5%	$74,326	25.7%	$(14,854)	(20.0%)

FTEs	219		277		(58)	(20.9%)

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2010 decreased $14.9 million, or 20.0%, from the same period in 2009 due primarily to lower payroll and related expenses, lower outside service expenses, lower facility rent expenses and lower other expenses due to less one-time expenses in 2010; all of which were partially offset by an increase in tax, license and permit expenses. The percentage of expense to revenue decreased for the year ended December 31, 2010 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $5.8 million due primarily to a reduction in headcount for the year ended December 31, 2010 compared to the same period in 2009. While total FTEs declined by 58 FTEs to 219 FTEs at December 31, 2010 from 277 FTEs at December 31, 2009, payroll and related expenses as a percentage of revenue increased slightly during 2010 due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees partially offset by a net one-time benefit of $0.7 million related to forfeitures of the long-term cash awards under the 2009 LTIP and the reclassification of payroll and related expenses to intangible assets associated with a non-compete agreement with a former executive. Payroll and related expenses for the year ended December 31, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased by $0.6 million during the period due to no compensation expense associated with the Additional Target Award under the 2006 LTIP in 2010 since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expense associated with the 2009 LTIP. Stock based compensation expenses for the year ended December 31, 2010 also included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive.

•	Bad debt — The decrease of $0.5 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $1.4 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.7 million in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $3.6 million in outside service expenses was due primarily to reductions in legal fees of $1.4 million, outsourced customer service of $1.2 million, audit-related and outsourced tax service fees of $0.5 million and other expenses of $0.5 million. The Company incurred approximately $0.6 million in outside accounting and legal service expenses related to acquisition due diligence in 2010.

•	Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $3.0 million and as a percentage of revenue was mainly due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability for the year ended December 31, 2010, partially offset by lower gross receipts taxes, transactional and property taxes. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $5.4 million in other expenses was due primarily to a decrease of $0.6 million in office expenses, a decrease of $0.5 million in insurance expenses, a decrease of $0.3 million in repairs and maintenance expenses, and a net decrease of $4.0 million in various other expenses. The decrease of $4.0 million in various other expenses was mainly due to lower expenses of $1.9 million for litigation settlements, and $2.1 million of more refunds and credits during 2010 compared to 2009.

Severance and Restructuring.  Severance and restructuring expenses decreased to $2.2 million for the year ended December 31, 2010 from $2.7 million for the year ended December 31, 2009. The $2.2 million consisted of $2.0 million for severance charges recorded during the year ended December 31, 2010 for post-employment benefits for planned staffing reductions, compared to $2.3 million recorded for the same period in 2009; and $0.2 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations, compared to $0.4 million recorded for the year ended December 31, 2009 related to costs associated with exit or disposal activities. The Company accrued post-employment benefits if certain specified criteria are met. Post-employment benefits included salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $24.1 million for the year ended December 31, 2010 from $41.9 million for the year ended December 31, 2009. The decrease was primarily due to $6.9 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $3.7 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $6.9 million in lower amortization expense and $0.3 million in lower accretion expense.

During the fourth quarter of 2010, the Company completed a review of the estimated useful life of its transmitter assets that are part of paging and computer equipment. This review was based on the results of the Company’s long-range planning and network rationalization process, which indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2014 to 2015. (See Note 2 of the Notes to Consolidated Financial Statements.) The impact in 2011 will be a reduction of depreciation expense of approximately $0.4 million.

Impairments.  The Company did not record any impairment of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2010 and 2009.

Interest Income, Net and Income Tax Benefit

Interest Income, Net.  Net interest income decreased to $16.0 thousand for the year ended December 31, 2010 from $71.0 thousand for the same period in 2009. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the year ended December 31, 2010 reflecting lower prevailing market interest rates in 2010.

Other Income, Net.  Net other income increased to $2.8 million for the year ended December 31, 2010 from $0.5 million for the same period in 2009. This increase was primarily due to the proceeds of $2.0 million received from Sensus in September 2010 to complete the 2005 AMDS Agreement.

Income Tax Benefit.  Net income tax benefit for the year ended December 31, 2010 was $17.9 million, an increase of $8.3 million from the $9.6 million of net income tax benefit for the year ended December 31, 2009. Income tax benefit for the year ended December 31, 2010 reflects a $41.9 million reduction in the deferred income tax asset valuation allowance reflecting a change in management’s assessment of taxable income for 2011 through 2015.

The following summarizes the income tax benefit for the years ended December 31, 2010 and 2009 reflecting the key items impacting income tax benefit for the periods:

	For the Year Ended December 31,
	2010		2009
	(Dollars in thousands)

Income before income tax benefit	$60,000		$58,007

Income tax expense at the Federal statutory rate	$21,000	35.0%	$20,302	35.0%
State income taxes	2,439	4.1%	2,337	4.0%
State law changes	471	0.8%	—	—
(Decrease) increase in valuation allowance	(41,934)	(69.9%)	4,603	7.9%
Settlement of uncertain tax positions	—	—	(36,631)	(63.1%)
Interest on tax receivables	(48)	(0.1%)	(706)	(1.2%)
Other	174	0.3%	544	0.9%

Income tax benefit	$(17,898)	(29.8%)	$(9,551)	(16.5%)

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2009 and 2008

	For the Year Ended December 31,				Change Between
	2009		2008		2009 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$270,885	93.5%	$337,959	94.0%	$(67,074)	(19.8%)
Product sales, net	18,821	6.5%	21,489	6.0%	(2,668)	(12.4%)

Total	$289,706	100.0%	$359,448	100.0%	$(69,742)	(19.4%)

Selected operating expenses:
Cost of products sold	$6,196	2.1%	$5,592	1.6%	$604	10.8%
Service, rental and maintenance	85,310	29.4%	122,820	34.2%	(37,510)	(30.5%)
Selling and marketing	21,815	7.5%	28,285	7.9%	(6,470)	(22.9%)
General and administrative	74,326	25.7%	81,510	22.7%	(7,184)	(8.8%)
Severance and restructuring	2,737	1.0%	5,326	1.5%	(2,589)	(48.6%)

Total	$190,384	65.7%	$243,533	67.9%	$(53,149)	(21.8%)

FTEs	672		811		(139)	(17.1%)

Active transmitters	7,123		8,633		(1,510)	(17.5%)

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

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2009 decreased $37.5 million or 30.5% from the same period in 2008. The percentage of expense to revenue also decreased primarily due to the following significant variances:

•	Site rent — The decrease of $23.1 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 17.5% year over year. In addition, the expiration of a MLA has resulted in the Company paying at the lower default rent per site in 2009, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $5.5 million in telecommunication expenses was due to the consolidation of the Company’s networks.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $3.9 million was due primarily to a reduction in headcount for the year ended December 31, 2009 compared to the same period in 2008. While total FTEs declined by 42 FTEs to 224 FTEs at December 31, 2009 from 266 FTEs at December 31, 2008, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the one-time payment of the Additional Target Award under the 2006 LTIP. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for the year ended December 31, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.1%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and restricted stock and compensation expense for common stock issued to certain eligible employees under the Equity Plan. The increase in stock based compensation expenses recognized for the year ended December 31, 2009 was primarily due to the compensation expenses related to the one-time Additional Target Award under the 2006 LTIP and the amortization of compensation expense for the 2009 LTIP, partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Other — The decrease of $5.1 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $3.2 million due to lower contractor costs as repairs are now performed by Company employees, a decrease in outside service expenses of $1.1 million due to a reduction of third party services used in negotiating site lease cost reductions and a decrease of $0.8 million in various other expenses, net.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Year Ended December 31,				Change Between
	2009		2008		2009 and 2008
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Dollars in thousands)

Payroll and related	$14,451	5.0%	$18,423	5.1%	$(3,972)	(21.6%)
Commissions	5,082	1.8%	6,716	1.9%	(1,634)	(24.3%)
Stock based compensation	187	0.1%	198	0.1%	(11)	(5.6%)
Other	2,095	0.6%	2,948	0.8%	(853)	(28.9%)

Total selling and marketing	$21,815	7.5%	$28,285	7.9%	$(6,470)	(22.9%)

FTEs	171		201		(30)	(14.9%)

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

Commissions expense decreased $1.6 million, or 24.3%, for the year ended December 31, 2009 compared to the same period in 2008, which is generally in line with the decrease in gross placements. Stock based compensation expenses decreased for the year ended December 31, 2009 compared to the same period in 2008 due primarily to no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008, partially offset by compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.1 million and the amortization of compensation expense for the 2009 LTIP. The decrease of $0.9 million in other expenses consisted primarily of a decrease in outside service expenses of $0.3 million, a decrease in travel and entertainment expenses of $0.2 million, a decrease in office expenses of $0.2 million and a net decrease in all other expenses of $0.2 million, all of which resulted from continued headcount and office reductions.

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

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2009 decreased $7.2 million, or 8.8%, from the same period in 2008 due primarily to lower outside service expenses, a decrease in tax, license and permit expenses, lower facility rent expenses and lower payroll and related expenses; all of which were partially offset by an increase in other expenses due to a one-time patent litigation settlement and lower refunds and credits received for the year ended December 31, 2009. The percentage of expense to revenue increased during the year ended December 31, 2009 due primarily to payroll and related expenses, bad debt expenses and other expenses as follows:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.5 million due primarily to a reduction in headcount for the year ended December 31, 2009 compared to the same period in 2008. While total FTEs declined by 67 FTEs to 277 FTEs at December 31, 2009 from 344 FTEs at December 31, 2008, payroll and related expenses as a percentage of revenue increased during the period due to a change in the composition of the Company’s workforce to a more experienced and long tenured base of employees and due to the one-time 2006 LTIP Additional Target Award. Payroll and related expenses for the year ended December 31, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award that increased payroll and related expenses as a percentage of revenue by 0.4%.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs and restricted stock and compensation expense for common stock issued to certain eligible employees and equity compensation to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.3 million and as a percentage of revenue during the period. The increase for the year ended December 31, 2009 was due primarily to compensation expenses related to the one-time Additional Target Award under the 2006 LTIP of $0.3 million and the amortization of compensation expense for the 2009 LTIP; partially offset by no compensation expense associated with the Initial Target Award under the 2006 LTIP during the period since the Initial Target Award was fully amortized by December 31, 2008.

•	Bad debt — The increase of $0.3 million in bad debt expenses and as a percentage of revenue reflected the Company’s bad debt experience resulting from the overall economic downturn impacting the Company’s customers.

•	Facility rent — The decrease of $2.0 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.9 million in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $4.2 million in outside service expenses was due primarily to reductions in audit-related and outsourced tax service fees of $1.3 million, outsourced customer service of $1.2 million, temporary help of $0.4 million, legal fees of $0.4 million and other expenses of $0.9 million.

•	Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $3.8 million was mainly due to the one-time resolution of various state and local tax issues and audits at amounts lower than the originally estimated liability and lower gross receipts taxes, transactional and property taxes. These taxes were based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $4.6 million in other expenses was due primarily to a patent litigation settlement of $4.0 million during the second quarter of 2009 and lower refunds and credits received of $2.8 million for the year ended December 31, 2009 compared to the same period in 2008. This was partially offset by a decrease of $0.9 million in office expenses, $0.7 million in lower insurance expenses and $0.6 million decrease in other expenses, net. This resulted in the increase as a percentage of revenue for the period.

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

During the fourth quarter of 2009, the Company completed a review of the estimated useful life of its transmitter assets (that are part of paging and computer equipment.) This review was based on the results of the Company’s long-range planning and network rationalization process, which indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2013 to 2014. The impact in 2010 was a reduction of depreciation expense of approximately $0.3 million.

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

Income Tax (Benefit) Expense.  The income tax benefit for the year ended December 31, 2009 totaled $9.6 million, a decrease of $49.8 million from the $40.2 million income tax expense for the year ended December 31, 2008. The 2009 income tax benefit included a $4.6 million charge to increase the deferred tax asset valuation allowance, and a credit of $32.2 million to reflect the effective settlement of uncertain tax position that occurred during the second quarter of 2009. The Company also recorded a benefit for net operating loss carry-backs (including interest) of $5.1 million.

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

During 2008, the Company reported a loss before income taxes of $116.8 million, which included a non-deductible goodwill impairment charge of $188.2 million. Income before taxes and excluding the non-deductible impairment charge was $71.3 million resulted in income tax expense of $40.2 million. Included in the $40.2 million was a charge of $11.7 million to increase the deferred tax asset valuation allowance. The increase in the valuation allowance reflected revisions to the Company’s expected recoverability of its deferred income tax assets based on the completion of the annual long-range plan during the third quarter of 2008.

The following summarizes the income tax (benefit) expense for the years ended December 31, 2009 and 2008 reflecting the key items impacting the income tax (benefit) expense for the periods:

	For the Year Ended December 31,
	2009		2008
	(Dollars in thousands)

Income (loss) before income tax expense	$58,007		$(116,845)

Income tax (benefit) expense at the Federal statutory rate	$20,302	35.0%	$(40,896)	(35.0%)
State income taxes	2,337	4.0%	377	0.3%
State law changes	—	—	(809)	(0.7%)
Goodwill impairment	—	—	65,860	56.4%
Increase in valuation allowance	4,603	7.9%	11,753	10.1%
Settlement of uncertain tax positions	(36,631)	(63.1%)	1,423	1.2%
Interest on tax receivables	(706)	(1.2%)	—	—
Other	544	0.9%	2,524	2.1%

Income tax (benefit) expense	$(9,551)	(16.5%)	$40,232	34.4%

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2010, the Company had cash and cash equivalents of $129.2 million. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The Company intends to use its cash on hand to provide working capital, to support operations and to return value to stockholders by dividend distributions and repurchases of its common stock. The Company may also consider using cash to fund acquisitions of paging assets or assets of other businesses that the Company believes will provide a measure of revenue stability while supporting its operating structure and its goal of maintaining margins.

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at December 31, 2010, should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce or eliminate its dividend distributions to stockholders, reduce or eliminate its common stock repurchase program, and/or sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

				Decrease
	For the Year Ended December 31,			Between
	2010	2009	2008	2010 and 2009
	(Dollars in thousands)

Net cash provided by operating activities	$81,419	$101,860	$106,040	$(20,441)
Net cash used in investing activities	(8,663)	(17,061)	(18,157)	(8,398)
Net cash used in financing activities	(53,127)	(50,240)	(77,393)	2,887

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

	For the Year Ended		Decrease
	December 31,		Between
	2010	2009	2010 and 2009
	(Dollars in thousands)

Cash received from customers	$237,098	$292,737	$(55,639)

Cash paid for:
Payroll and related costs	62,795	73,252	(10,457)
Site rent costs	32,020	40,708	(8,688)
Telecommunications costs	14,788	17,573	(2,785)
Interest costs	—	2	(2)
Other operating costs	46,076	59,342	(13,266)

	155,679	190,877	(35,198)

Net cash provided by operating activities	$81,419	$101,860	$(20,441)

Net cash provided by operating activities decreased $20.4 million, or 20.1%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. Cash received from customers decreased $55.6 million for the year ended December 31, 2010 from the same period in 2009. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $56.5 million offset by a net increase of $0.9 million primarily due to the changes in accounts receivable and deferred revenue.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $10.5 million due primarily to a reduction in headcount. Cash paid during the year ended December 31, 2009 for payroll and related costs included payment of the cash portion of the one-time Additional Target Award under the 2006 LTIP and the related equivalent cash distributions on March 19, 2009. The lower payroll and related costs in 2010 resulted from the Company’s continued consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $8.7 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments in 2010 due to the expiration of a MLA which resulted in a lower default rent per site.

•	Cash payments for telecommunication costs decreased $2.8 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for other operating costs decreased $13.3 million. The decrease in these payments was primarily due to reduction in outside services costs of $3.7 million, reduction in repairs and maintenance costs of $1.5 million, reduction in facility rent costs of $1.4 million, reduction in office costs of $0.7 million, reduction in insurance costs of $0.5 million and a net reduction in various other costs of $8.5 million due primarily to proceeds received of $2.0 million from Sensus in 2010 to complete the AMDS Agreement and lower miscellaneous adjustments in 2010 compared to the same period in 2009 (2010 included $2.1 million of one-time litigation settlement compared to $4.0 million for a patent litigation settlement in 2009). These reductions were offset by higher tax, license and permit costs of $3.0 million in 2010 mainly due to one-time resolutions of various state and local tax audits at amounts higher than the originally estimated liability. Overall, the Company has reduced costs to match its declining subscriber and revenue base.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $8.4 million for the year ended December 31, 2010 compared to the same period in 2009 primarily due to lower capital expenses. USA Mobility’s business requires funds to finance capital expenses, which primarily include the purchase of messaging devices, system and transmission equipment and information systems. Capital expenses of $8.7 million for the year ended December 31, 2010 consisted primarily of the purchase of messaging devices and other equipment, offset by the net proceeds from the sale of assets. Capital expenses for the years ended December 31, 2010 and 2009 also included $1.3 million and $4.5 million, respectively, for the purchase of a new two-way device exclusively licensed to the Company. The amount of capital USA Mobility will require in the future will depend on a number of factors, including the number of existing subscriber devices to be replaced, the number of gross placements, technological developments, total competitive conditions and the nature and timing of the Company’s strategy to integrate and consolidate its networks. USA Mobility currently anticipates its total capital expenses for 2011 to be between $5.0 and $7.0 million, and expects to fund such requirements from net cash provided by operating activities.

Net Cash Used In Financing Activities.  Net cash used in financing activities increased $2.9 million for the year ended December 31, 2010 from the same period in 2009 primarily due to more cash used for the Company’s common stock repurchase program in 2010 of $4.2 million, offset by lower cash distributions paid to stockholders during 2010 of $1.3 million.

Cash Distributions to Stockholders.  For the year ended December 31, 2010, the Company paid a total of $44.2 million (or $2.00 per share of common stock) in cash distributions compared to $45.5 million (or $2.00 per share of common stock) in cash distributions for the same period in 2009.

On February 23, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of March 17, 2011, and a payment date of March 31, 2011. This dividend distribution of approximately $5.6 million will be paid from available cash on hand.

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

During the fourth quarter of 2010, the Company did not purchase shares of its common stock. For the year ended December 31, 2010, the Company purchased 697,768 shares of its common stock for approximately $8.9 million (excluding commissions). From the inception of the common stock repurchase program through December 31, 2010, the Company has repurchased a total of 5,556,331 shares of its common stock under this program for approximately $51.7 million (excluding commissions). There was approximately $16.1 million of common stock repurchase authority remaining under the program as of December 31, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

On December 6, 2010, the Company’s Board of Directors approved another supplement to the common stock repurchase program effective on January 3, 2011. The supplement reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Borrowings.  As of December 31, 2010, the Company had no borrowings or associated debt service requirements.

Commitments and Contingencies

Contractual Obligations.  As of December 31, 2010, USA Mobility’s contractual payment obligations under its long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to certain telecommunication and information technology related expenses. The amounts are based on the Company’s contractual commitments; however, it is possible that the Company may be able to negotiate lower payments if it chooses to exit these contracts before their expiration date. Other obligations primarily consist of expected future payments for asset retirements and cash awards and cumulative dividends under the 2009 LTIP to certain eligible employees.

	Payments Due By Period
	(Dollars in thousands)
		Less than			More than
	Total	1 Year	1 to 3 years	3 to 5 years	5 years

Long-term debt obligations and accrued interest	$—	$—	$—	$—	$—
Operating lease obligations	17,581	9,215	6,665	1,451	250
Purchase obligations	2,638	2,192	446	—	—
Other obligations	13,674	946	6,554	6,174	—

Total contractual obligations	$33,893	$12,353	$13,665	$7,625	$250

The Company incurred the following significant commitments and contractual obligations as of December 31, 2010. These commitments and obligations have been reflected as appropriate in the table above.

In January 2006, USA Mobility entered into a MLA with American Tower Corporation (“ATC”). Under the MLA, USA Mobility paid ATC a fixed monthly amount in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The MLA was effective January 1, 2006 and expired on December 31, 2010. The fixed monthly fee decreased periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010. The Company is currently negotiating an amendment to this MLA and is on a month-to-month term with ATC. The table above reflects the Company’s current contractual obligation to ATC of $0.9 million, which is equivalent to one month of site rent. The cost includes a variable component and is based on the number of transmitters on ATC properties.

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

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services over a five-year contract term in order to eliminate a data center and to handle its customer billing/provisioning system. The Company amended the contract in 2010 to remove some servers from the contract and has a remaining contractually obligation of $0.7 million as reflected in the table of contractual obligations above.

In April 2008, the Company amended an existing contract with a vendor for invoice processing services over a three-year contract term. The total cost of $0.2 million reflected in the table of contractual obligations above includes both fixed and variable components based on units in service.

In November 2009, the Company entered into an agreement with a vendor for its headquarters office space. The office lease commenced in April 2010. The total cost is estimated to be approximately $1.4 million, which includes $0.4 million for lease incentives for a five-year lease term reflected in the table of contractual obligations above.

In April 2010, the Company contracted with a managed service-hosting provider for certain computer support services over a three-year contract term. The Company prepaid the cost for the first year and has a remaining commitment of $0.3 million for the remaining two years, which is reflected in the table of contractual obligations above.

In October 2010, the Company amended an existing contract with a vendor for satellite service with an annual renewal. The annual cost is $0.8 million, which is reflected in the table of contractual obligations above.

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

On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, and, in conjunction with this legislation, on March 30, 2010 a reconciliation measure, the Health Care and Education Affordability Reconciliation Act of 2010 was enacted (collectively “the Health Care Acts”). The Company has incorporated changes into its health care insurance and benefits that are compliant with the Health Care Acts.

Related Party Transactions

Effective January 1, 2008, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2010, 2009 and 2008, the Company paid to that entity $11.0 million, $12.3 million and $12.2 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on USA Mobility’s consolidated financial statements, which have been prepared in conformity with GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The majority of the intangible assets was recorded in 2004 at the date of the merger of Arch and Metrocall and was amortized over periods ranging from one to five years. Goodwill was also recorded. Goodwill was not amortized but was evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. USA Mobility had selected the fourth quarter to perform this annual impairment test. The Company evaluated goodwill for impairment between annual tests if indicators of impairment existed. GAAP required the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, was considered the reporting unit. If the fair value of the reporting unit was less than its carrying value, an impairment loss was required to be recorded to the extent that the implied value of the goodwill within the reporting unit was less than the carrying value. The fair value of the reporting unit was determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

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

The Company did not record any impairment of long-lived assets and amortizable intangible assets for the years ended December 31, 2010, 2009 or 2008.

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

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $1.6 million and $1.1 million at December 31, 2010 and 2009, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $0.8 million and $0.9 million at December 31, 2010 and 2009, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $0.6 million and $0.8 million at December 31, 2010 and 2009, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. The Company bases this allowance on historical payment trends.

Revenue Recognition

Revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. With respect to revenue recognition for multiple deliverables, the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue based on the fair value of the arrangements. The Company recognizes paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Depreciation Expense

The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter. For the years ended December 31, 2010, 2009 and 2008, $8.0 million, $13.0 million and $16.6 million, respectively, of total depreciation expense related to these assets.

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

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s long-range planning and network rationalization process. During the fourth quarter of 2010, the Company completed a review of the estimated useful life of its transmitter assets (that are part of paging and computer equipment.) This review was based on the results of the Company’s long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2014 to 2015. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2011. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any further variations from the Company’s estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

The extension of the depreciable life qualifies as a change in accounting estimate. In 2011, depreciation expense will be approximately $0.4 million less than it would have been had the depreciable life not been extended.

Asset Retirement Obligations

The Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and nine years. At December 31, 2009, the Company had recognized cumulative asset retirement costs of $4.8 million. In 2010, the Company reduced the asset retirement costs by a net

$0.9 million and wrote off $1.6 million in fully depreciated asset retirement costs. At December 31, 2010, cumulative asset retirement costs were $2.3 million. The asset retirement cost net reduction in 2010 decreased paging equipment assets which are being depreciated over the related estimated lives of 12 to 60 months. Depreciation, amortization and accretion expense for the years ended December 31, 2010, 2009 and 2008 included $0.1 million, $2.3 million and $2.9 million, respectively, related to depreciation of these asset retirement costs. The reduction to depreciation expense in 2010 was due to net reductions to the asset retirement costs made in the fourth quarter of 2009 and the third quarter of 2010. These two reductions reduced the 2010 depreciation expense by $0.9 million. Also, depreciation expense was reduced by $1.0 million in 2010 for fully depreciated assets as of the fourth quarter of 2009. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date, which is estimated to be 2015.

At December 31, 2010 and 2009, accrued other liabilities included $2.0 million and $3.2 million, respectively, of asset retirement liabilities related to USA Mobility’s efforts to reduce the number of transmitters it operates; other long-term liabilities included $8.2 million and $8.4 million, respectively, related primarily to an estimate of the costs of deconstructing assets through 2015. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date of 2015. Based on the fourth quarter 2010 revisions to the timing of the Company’s network rationalization program, the estimated future terminal date was revised from 2014 to 2015. Changes to the asset retirement costs and asset retirement obligation liability have been made to reflect this revision effective December 31, 2010.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $9.9 million through 2015. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate

2010 - December 31 — Incremental Estimates	12.46%
2010 - September 30 — Incremental Estimates	12.18	%(1)
2010 - July 1 through December 31 — Additions(2)	12.46%
2010 - January 1 through June 30 — Additions(2)	11.78%
2009 - September 30 and December 31 — Incremental Estimates	12.18	%(1)
2009 - October 1 through December 31 — Additions(2)	11.78%
2009 - March 31 — Incremental Estimates	12.20	%(1)
2009 - January 1 through September 30 — Additions(2)	11.25%
2008 - December 31 — Incremental Estimates	12.21	%(1)
2008 - October 1 through December 31 — Additions(2)	11.25%
2008 - September 30 — Incremental Estimates	12.28	%(1)
2008 - January 1 through September 30 — Additions(2)	9.70%
2007 - Additions(2) and Incremental Estimates(1)	10.60%

(1)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

(2)	Transmitters moved to new sites resulting in additional liability.

The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2010, 2009 and 2008 included $1.1 million, $1.4 million and $1.8 million, respectively, for accretion expense on the asset retirement obligation liabilities.

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

The total unrecognized income tax benefits as of January 1, 2008 were $350.0 million, and increased to $352.4 million as of December 31, 2008 and were zero as of December 31, 2009. Unrecognized income tax benefits reflect the difference between positions taken on income tax returns and those calculated in accordance with the recognition and measurement criteria of the ASC.

The Company is required to evaluate the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred income tax assets will be realized in future periods.

During 2009, the Company experienced continued revenue and subscriber erosion within its direct customer base that had exceeded its earlier expectations. As part of the Company’s year-end planning, management re-evaluated these trends and concluded that there was additional uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2009. Using forecasted taxable income and available positive and negative evidence management concluded that an additional amount of its deferred income tax assets was not likely to be recoverable. The Company increased the valuation allowance by $4.6 million during the fourth quarter of 2009. This adjustment, and the 2009 adjustment related to the effective settlement of uncertain tax positions resulted in a valuation allowance of $212.9 million at December 31, 2009.

During 2010, the decline in revenue and subscribers was less than management’s earlier expectations. Management evaluated this development and concluded that an additional amount of its deferred income tax assets was more likely than not recoverable. Based upon a five-year projection of taxable income, the Company reduced the 2010 valuation allowance by $42.0 million.

The balances of the valuation allowance as of December 31, 2010 and 2009 were $170.9 million and $212.9 million, respectively. These amounts include approximately $0.7 million and $0.8 million for foreign operations at December 31, 2010 and 2009, respectively.

Recent and Pending Accounting Pronouncements

On February 24, 2010, the FASB issued FASB Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855. ASU 2010-09 addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent event procedures. ASU 2010-09 is effective immediately. The Company adopted ASU 2010-09 in its Quarterly Report for the quarter ended March 31, 2010 and as a result of the adoption the Company no longer discloses the date through which subsequent events have been evaluated. The adoption of ASU 2010-09 did not have any impact on the Company’s financial position or results of operations.

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

Other ASUs issued during the twelve months ended December 31, 2010 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

Non-GAAP Financial Measures

The Company uses a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under the Company’s annual STIP. That non-GAAP financial measure is operating cash flow (“OCF”) defined as EBITDA less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion plus goodwill impairment, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Operating income (loss)	$57,179	$57,408	$(119,267)
Plus: Depreciation, amortization and accretion	24,127	41,914	47,012
Goodwill impairment	—	—	188,170

EBITDA (as defined by the Company)	81,306	99,322	115,915
Less: Purchases of property and equipment	(8,738)	(17,229)	(18,336)

OCF (as defined by the Company)	$72,568	$82,093	$97,579

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2010 and 2009, the Company had no borrowings or associated debt service requirements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of its President and Chief Executive Officer (“CEO”) and Chief Accounting Officer and Chief Financial Officer (“CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the Company’s last fiscal year. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to the Company required to be disclosed in its Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, the CEO and CFO, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

With the participation of the CEO and CFO, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on the Company’s assessment, management concluded that the Company did maintain effective internal control over financial reporting at December 31, 2010, based on the criteria in Internal Control — Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting, as of December 31, 2010, has been audited by Grant Thornton LLP (“Grant Thornton”), an independent registered public accounting firm. Grant Thornton has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears herein.

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10 to 14 is incorporated by reference from USA Mobility’s definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2011.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information required by this item is incorporated by reference from USA Mobility’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders:

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

USA Mobility has adopted a code of ethics that applies to all of the Company’s employees including the CEO, CFO, and controller. This code of ethics may be found at http://www.usamobility.com/. During the period covered by this report the Company did not request a waiver of its code of ethics and did not grant any such waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”. The information required by this item with respect to director independence is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “The Board of Directors and Committees”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008

(3) Exhibits

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

February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 24, 2011

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer and Chief Financial Officer (principal financial officer)	February 24, 2011

/s/ MyLe N. Chang MyLe N. Chang	Controller (principal accounting officer)	February 24, 2011

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	February 24, 2011

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	February 24, 2011

/s/ Brian O’Reilly Brian O’Reilly	Director	February 24, 2011

/s/ Matthew Oristano Matthew Oristano	Director	February 24, 2011

/s/ Samme L. Thompson Samme L. Thompson	Director	February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
USA Mobility, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of USA Mobility, Inc. (a Delaware Corporation) and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Mobility, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Mobility, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2011 expressed an unqualified opinion on internal control effectiveness.

/s/  GRANT THORNTON LLP

McLean, Virginia
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
USA Mobility, Inc. and Subsidiaries

We have audited USA Mobility, Inc. (a Delaware Corporation) and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 24, 2011 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

McLean, Virginia
February 24, 2011

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$129,220	$109,591
Accounts receivable, less allowances of $2,956 and $2,805 at December 31, 2010 and 2009, respectively	13,419	19,051
Tax receivables	5,004	5,117
Prepaid expenses and other	2,798	3,016
Deferred income tax assets, less valuation allowance of $13,959 and $8,227 at December 31, 2010 and 2009, respectively	3,915	1,068

Total current assets	154,356	137,843

Property and equipment, at cost:
Land, buildings and improvements	3,448	6,738
Paging and computer equipment	145,294	172,495
Furniture, fixtures and vehicles	2,450	3,583

	151,192	182,816
Less accumulated depreciation and amortization	124,057	141,521

Property and equipment, net	27,135	41,295
Intangibles, net	511	226
Tax receivables	191	—
Deferred income tax assets, less valuation allowance of $156,980 and $204,646 at December 31, 2010 and 2009, respectively	47,390	32,123
Other assets	1,075	2,061

TOTAL ASSETS	$230,658	$213,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,284	$3,394
Accrued compensation and benefits	9,968	11,608
Accrued network cost	1,695	2,135
Accrued taxes	4,547	7,607
Accrued severance and restructuring	2,733	3,270
Accrued other	5,268	7,200
Customer deposits	718	888
Deferred revenue	6,268	7,422

Total current liabilities	34,481	43,524
Other long-term liabilities	11,787	11,228

TOTAL LIABILITIES	46,268	54,752

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS’ EQUITY:
Preferred stock — $0.0001 par value, no shares issued or outstanding	—	—
Common stock — $0.0001 par value, 22,066,805 and 22,495,398 shares issued and outstanding at December 31, 2010 and 2009, respectively	2	2
Additional paid-in capital	129,696	137,378
Retained earnings	54,692	21,416

TOTAL STOCKHOLDERS’ EQUITY	184,390	158,796

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,658	$213,548

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except share and
	per share amounts)

Revenues:
Service, rental and maintenance, net of service credits	$221,575	$270,885	$337,959
Product sales, net of credits	11,679	18,821	21,489

Total revenues	233,254	289,706	359,448

Operating expenses:
Cost of products sold	4,213	6,196	5,592
Service, rental and maintenance	69,158	85,310	122,820
Selling and marketing	16,926	21,815	28,285
General and administrative	59,472	74,326	81,510
Severance and restructuring	2,179	2,737	5,326
Depreciation, amortization and accretion	24,127	41,914	47,012
Goodwill impairment	—	—	188,170

Total operating expenses	176,075	232,298	478,715

Operating income (loss)	57,179	57,408	(119,267)
Interest expense	—	(2)	(11)
Interest income	16	71	1,811
Other income	2,805	530	622

Income (loss) before income tax (benefit) expense	60,000	58,007	(116,845)
Income tax (benefit) expense	(17,898)	(9,551)	40,232

Net income (loss)	$77,898	$67,558	$(157,077)

Basic net income (loss) per common share	$3.50	$2.95	$(5.83)

Diluted net income (loss) per common share	$3.45	$2.90	$(5.83)

Basic weighted average common shares outstanding	22,265,961	22,918,904	26,936,072

Diluted weighted average common shares outstanding	22,567,030	23,260,431	26,936,072

Cash distributions declared per common share	$2.00	$2.00	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding		Additional		Total
	Common	Common	Paid-In	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity
	(Dollars in thousands except share amounts)

Balance, January 1, 2008	27,305,379	$3	$373,565	$—	$373,568
Net loss	—	—	—	(157,077)	(157,077)
Issuance of common stock under the Equity Plan	699	—	35	—	35
Purchased and retired common stock, net	(44,922)	—	(518)	—	(518)
Amortization of stock based compensation	—	—	1,259	—	1,259
Cash distributions declared	—	—	(38,197)	—	(38,197)
Common stock repurchase program	(4,358,338)	(1)	(38,331)	—	(38,332)
Reclassification of net loss	—	—	(157,077)	157,077	—
Issuance, net of forfeitures, of restricted common stock and restricted stock units under the Equity Plan	47,966	—	—	—	—

Balance, December 31, 2008	22,950,784	$2	$140,736	$—	$140,738

Net income	—	—	—	67,558	67,558
Issuance of common stock under the Equity Plan	43,511	—	—	—	—
Purchased and retired common stock, net	(17,104)	—	(180)	—	(180)
Amortization of stock based compensation	—	—	1,560	—	1,560
Cash distributions declared	—	—	—	(46,142)	(46,142)
Common stock repurchase program	(500,225)	—	(4,738)	—	(4,738)
Issuance of restricted common stock under the Equity Plan	18,432	—	—	—	—

Balance, December 31, 2009	22,495,398	$2	$137,378	$21,416	$158,796

Net income	—	—	—	77,898	77,898
Issuance of common stock under the Equity Plan	60,799	—	685	—	685
Issuance of common stock under the Arch Bankruptcy, net	217,785	—	—	—	—
Purchased and retired common stock, net	(25,658)	—	(291)	—	(291)
Amortization of stock based compensation	—	—	817	—	817
Cash distributions declared	—	—	—	(44,622)	(44,622)
Common stock repurchase program	(697,768)	—	(8,893)	—	(8,893)
Issuance of restricted common stock under the Equity Plan	16,249	—	—	—	—

Balance, December 31, 2010	22,066,805	$2	$129,696	$54,692	$184,390

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$77,898	$67,558	$(157,077)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	24,127	41,914	47,012
Goodwill impairment	—	—	188,170
Deferred income tax expense	(18,115)	32,433	36,831
Amortization of stock based compensation	817	1,560	1,259
Provisions for doubtful accounts, service credits and other	4,416	4,515	5,851
Non-cash transaction tax accrual adjustments	(1,402)	(7,218)	(5,499)
(Gain)/loss on disposals of property and equipment	(12)	2	48
Changes in assets and liabilities:
Accounts receivable	1,216	1,553	(2,925)
Prepaid expenses, intangible assets and other assets	(164)	(434)	7,446
Accounts payable and accrued liabilities	(6,038)	482	(12,586)
Customer deposits and deferred revenue	(1,324)	(2,851)	(2,490)
Other long-term liabilities	—	(37,654)	—

Net cash provided by operating activities	81,419	101,860	106,040

Cash flows from investing activities:
Purchases of property and equipment	(8,738)	(17,229)	(18,336)
Proceeds from disposals of property and equipment	75	168	179

Net cash used in investing activities	(8,663)	(17,061)	(18,157)

Cash flows from financing activities:
Cash distributions to stockholders	(44,234)	(45,502)	(39,061)
Purchase of common stock	(8,893)	(4,738)	(38,332)

Net cash used in financing activities	(53,127)	(50,240)	(77,393)

Net increase in cash and cash equivalents	19,629	34,559	10,490
Cash and cash equivalents, beginning of period	109,591	75,032	64,542

Cash and cash equivalents, end of period	$129,220	$109,591	$75,032

Supplemental disclosure:
Interest paid	$—	$2	$11

Income taxes paid (state and local)	$434	$447	$462

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

All adjustments are of a normal recurring nature. During the first quarter of 2010, the Company reclassified its prepaid rent under a master lease agreement (“MLA”) from long-term assets to current assets since the underlying MLA expired on December 31, 2010. During the second quarter of 2010, the Company reclassified its long-term portion of the state tax receivables from current assets to long-term assets based on management’s assessment of the timing of payment by the various tax jurisdictions.

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

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenses, reduce or eliminate its dividend distributions to stockholders, reduce or eliminate its common stock repurchase program, and/or sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers may

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock and impact the Company’s ability to make future dividend distributions to stockholders or repurchase shares of its common stock.

Use of Estimates — The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, the Company evaluates estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. USA Mobility bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The majority of the intangible assets was recorded in 2004 at the date of the merger of Arch and Metrocall and was amortized over periods ranging from one to five years. Goodwill was also recorded. Goodwill was not amortized but was evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. USA Mobility had selected the fourth quarter to perform this annual impairment test. The Company evaluated goodwill for impairment between annual tests if indicators of impairment existed. GAAP required the comparison of the fair value of the reporting unit to its carrying amount to determine if there is potential impairment. For this determination, USA Mobility, as a whole, was considered the reporting unit. If the fair value of the reporting unit was less than its carrying value, an impairment loss was required to be recorded to the extent that the implied value of the goodwill within the reporting unit was less than the carrying value. The fair value of the reporting unit was determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

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

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, the Company reviews historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. USA Mobility compares the ratio of the allowance to gross receivables to historical levels and monitors amounts collected and related statistics. The allowance for doubtful accounts was $1.6 million and $1.1 million at December 31, 2010 and 2009, respectively. While write-offs of customer accounts have historically been within the Company’s expectations and the provisions

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established, USA Mobility cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience. The Company analyzes its past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, the Company establishes an appropriate allowance for service credits. The allowance for service credits was $0.8 million and $0.9 million at December 31, 2010 and 2009, respectively. While credits issued have been within the Company’s expectations and the provisions established, USA Mobility cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts totaled $0.6 million and $0.8 million at December 31, 2010 and 2009, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. The Company bases this allowance on historical payment trends.

Revenue Recognition — Revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell the Company’s services. With respect to revenue recognition for multiple deliverables, the Company evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue based on the fair value of the arrangements. The Company recognizes paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. The Company recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Depreciation Expense — The largest component of USA Mobility’s depreciation expense relates to the depreciation of certain of its paging equipment assets. The primary component of these assets is a transmitter. For the years ended December 31, 2010, 2009 and 2008, $8.0 million, $13.0 million and $16.6 million, respectively, of total depreciation expense related to these assets.

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

Depreciation expense for these assets is subject to change based upon revisions in the timing of the Company’s long-range planning and network rationalization process. During the fourth quarter of 2010, the Company completed a review of the estimated useful life of its transmitter assets (that are part of paging and computer equipment.) This review was based on the results of the Company’s long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2014 to 2015. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2011. USA Mobility believes these estimates are reasonable at the present time, but the Company can give no assurance that changes in technology, customer usage patterns, its financial condition, the economy or other factors would not result in changes to the Company’s transmitter decommissioning plans. Any further variations from the Company’s estimates could result in a change in the expected useful life of the

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

The extension of the depreciable life qualifies as a change in accounting estimate. In 2011, depreciation expense will be approximately $0.4 million less than it would have been had the depreciable life not been extended.

Long-Lived Assets — Leased messaging devices sold or otherwise retired are removed from the accounts at their net book value using the weighted-average method. Property and equipment is depreciated using the straight-line method over the following estimated useful lives:

Estimated Useful
Life
Asset Classification	(In Years)

Buildings	20
Leasehold improvements	3 or lease term
Messaging devices	1 - 2
Paging and computer equipment	1 - 9
Furniture and fixtures	3 - 5
Vehicles	3

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — The Company and its subsidiaries file a consolidated Federal income tax return, and income tax returns in state, local and a foreign jurisdiction (Canada) as applicable. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year.

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

Shipping and Handling Costs — USA Mobility incurs shipping and handling costs to send and receive messaging devices to/from its customers. These costs are expensed as incurred and included in general and administrative expenses and amounted to $1.1 million, $1.6 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Advertising Expenses — USA Mobility incurs advertising expenses to support the Company’s marketing goals. These costs are expensed as incurred and are included in selling and marketing and general and administrative expenses. These costs amounted to $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with initial maturities of three months or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where the Company is required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — USA Mobility’s financial instruments include its cash, accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2010 and 2009.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other ASUs issued during the twelve months ended December 31, 2010 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

2.	Long-Lived Assets

The components of depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the periods stated were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Depreciation	$22,291	$32,907	$36,441
Amortization	692	7,576	8,791
Accretion	1,144	1,431	1,780

Total depreciation, amortization and accretion	$24,127	$41,914	$47,012

Property and Equipment — USA Mobility extended the estimated depreciable life of certain of its paging equipment assets to 2015 from 2014. These paging equipment assets are depreciated on a straight-line basis under the group method. This change in useful life resulted from revisions to the timing of the Company’s network rationalization program, in order to align the useful lives of these assets with their planned removal from service.

The revisions to the expected usage of the Company’s paging equipment assets will impact the expected yearly depreciation expense for the Company’s transmitter asset component of its paging equipment assets. This change in accounting estimate will reduce depreciation expense by approximately $0.4 million in 2011.

Asset Retirement Obligations — Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and nine years. At December 31, 2009, the Company had recognized cumulative asset retirement costs of $4.8 million. In 2010, the Company reduced the asset retirement costs by a net $0.9 million and wrote off $1.6 million in fully depreciated asset

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement costs. At December 31, 2010, cumulative asset retirement costs were $2.3 million. The asset retirement cost net reduction in 2010 decreased paging equipment assets which are being depreciated over the related estimated lives of 12 to 60 months. Depreciation, amortization and accretion expense for the years ended December 31, 2010, 2009 and 2008 included $0.1 million, $2.3 million and $2.9 million, respectively, related to depreciation of these asset retirement costs. The reduction to depreciation expense in 2010 was due to net reductions to the asset retirement costs made in the fourth quarter of 2009 and the third quarter of 2010. These two reductions reduced the 2010 depreciation expense by $0.9 million. Also, depreciation expense was reduced by $1.0 million in 2010 for fully depreciated assets as of the fourth quarter of 2009. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date, which is estimated to be 2015. Based on the fourth quarter 2010 revisions to the timing of the Company’s network rationalization program, the estimated future terminal date was revised from 2014 to 2015. Changes to the asset retirement costs and asset retirement obligation liability have been made to reflect this revision effective December 31, 2010.

The components of the changes in the asset retirement obligation liability balances for the periods stated were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at January 1, 2009	$3,678	$9,597	$13,275
Accretion	366	1,065	1,431
Amounts paid	(2,289)	—	(2,289)
Additional amounts recorded	(338)	(542)	(880)
Reclassifications	1,759	(1,759)	—

Balance at December 31, 2009	$3,176	$8,361	$11,537

Accretion	351	794	1,145
Amounts paid	(1,602)	—	(1,602)
Additional amounts recorded	(277)	(582)	(859)
Reclassifications	379	(379)	—

Balance at December 31, 2010	$2,027	$8,194	$10,221

The balances above were included in accrued other and other long-term liabilities, respectively, at December 31, 2010 and 2009.

The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date of 2015.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $9.9 million through 2015. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate

2010 - December 31 — Incremental Estimates	12.46%
2010 - September 30 — Incremental Estimates	12.18	%(1)
2010 - July 1 through December 31 — Additions(2)	12.46%
2010 - January 1 through June 30 — Additions(2)	11.78%
2009 - September 30 and December 31 - Incremental Estimates	12.18	%(1)
2009 - October 1 through December 31 — Additions(2)	11.78%
2009 - March 31 — Incremental Estimates	12.20	%(1)
2009 - January 1 through September 30 — Additions(2)	11.25%
2008 - December 31 — Incremental Estimates	12.21	%(1)
2008 - October 1 through December 31 — Additions(2)	11.25%
2008 - September 30 — Incremental Estimates	12.28	%(1)
2008 - January 1 through September 30 — Additions(2)	9.70%
2007 - Additions(2) and Incremental Estimates(1)	10.60%

(1)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

(2)	Transmitters moved to new sites resulting in additional liability.

The total estimated liability is based on the transmitter locations remaining after USA Mobility has consolidated the number of networks it operates and assumes the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2010, 2009 and 2008 included $1.1 million, $1.4 million and $1.8 million, respectively, for accretion expense on the asset retirement obligation liabilities.

Long-lived Assets, Other Amortizable Intangible Assets and Goodwill — Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years.

Amortizable intangible assets are comprised of the following at December 31, 2009:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(64,579)	$82
Purchased Federal Communications Commission licenses	5	2,679	(2,678)	1
Other	3	389	(246)	143

Total intangible assets, net		$67,729	$(67,503)	$226

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets were comprised of the following at December 31, 2010:

	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Purchased subscriber lists	5	$64,661	$(64,661)	$—
Purchased Federal Communications Commission licenses	5	2,679	(2,679)	—
Other	3	937	(426)	511

Total intangible assets, net		$68,277	$(67,766)	$511

Aggregate amortization expense for other intangible assets for the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $7.6 million and $8.8 million, respectively. The significant decrease in amortization expense for other intangible assets in 2010 was due to fully amortized purchased subscriber lists. The estimated amortization expenses, based on current intangible asset balances, are $0.2 million, $0.2 million and $0.1 million for 2011, 2012 and 2013, respectively. No amortization expense is expected to be charged after 2013.

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

The Company did not record any impairment of long-lived assets and amortizable intangible assets for the years ended December 31, 2010, 2009 or 2008.

3.	Long-term Debt

As of December 31, 2010 and 2009, the Company had no borrowings or associated debt service requirements.

4.	Stockholders’ Equity

General

The authorized capital stock of the Company consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009, the Company had no stock options outstanding.

At December 31, 2010 and December 31, 2009, there were 22,066,805 and 22,495,398 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding. For financial reporting purposes, at December 31, 2009 218,782 shares of common stock were included in the Company’s reported outstanding share balance relating to shares of common stock expected to be issued under the Arch plan of reorganization.

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

Cash Distributions to Stockholders — The following table details information on the Company’s cash distributions for each of the three years ended December 31, 2010. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2010, 2009 and 2008 include previously declared cash distributions on RSUs and shares of vested restricted stock issued under the Equity Plan to executives and non-executive members of the Company’s Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment(1)
						(Dollars in
						thousands)

2008	February 13	February 25	March 13	$0.65
	May 2	May 19	June 19	0.25	(2)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

	Total			1.40		$39,061

2009	March 3	March 17	March 31	1.25	(3)
	April 29	May 20	June 18	0.25
	July 29	August 14	September 10	0.25
	October 28	November 17	December 10	0.25

	Total			2.00		45,502

2010	February 24	March 17	March 31	1.25	(3)
	May 5	May 20	June 25	0.25
	July 28	August 19	September 10	0.25
	November 3	November 18	December 10	0.25

	Total			2.00		44,234

Total				$5.40		$128,797

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	On May 2, 2008, the Company’s Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

On February 23, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of March 17, 2011, and a payment date of March 31, 2011. This dividend distribution of approximately $5.6 million will be paid from available cash on hand.

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

During the fourth quarter of 2010, the Company did not purchase shares of its common stock. For the year ended December 31, 2010, the Company purchased 697,768 shares of its common stock for approximately $8.9 million (excluding commissions). From the inception of the common stock repurchase program through December 31, 2010, the Company has repurchased a total of 5,556,331 shares of its common stock under this program for approximately $51.7 million (excluding commissions). There was approximately $16.1 million of common stock repurchase authority remaining under the program as of December 31, 2010. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

On December 6, 2010, the Company’s Board of Directors approved another supplement to the common stock repurchase program effective on January 3, 2011. The supplement reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011.

Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common stock purchased in 2008, 2009 and 2010 (including the purchase of common stock for tax withholdings) was as follows:

					Approximate
					Dollar Value of
				Total Number of	Shares That May
				Shares Purchased as	Yet Be Purchased
				Part of Publicly	Under the Publicly
	Total Number of		Average Price Paid	Announced Plans or	Announced Plans or
For the Three Months Ended	Shares Purchased		Per Share(1)	Programs	Programs(2)
					(Dollars in thousands)

2008
March 31,	2,254	(3)	$14.30	—	$—
June 30,	—		—	—	—
September 30,	—		—	—	50,000
December 31,	4,401,006	(3)	8.78	4,358,338	11,858

Total for 2008	4,403,260		$8.78	4,358,338

2009
March 31,	307,771	(4)	$9.29	290,667	22,314
June 30,	91,300		9.15	91,300	21,479
September 30,	—		—	—	21,479
December 31,	118,258		10.12	118,258	20,282

Total for 2009	517,329		$9.45	500,225

2010					25,000
March 31,	390,065	(5)	$12.56	364,407	20,391
June 30,	176,839		12.76	176,839	18,135
September 30,	156,522		12.78	156,522	16,135
December 31,	—		—	—	16,135

Total for 2010	723,426		$12.65	697,768

Total	5,644,015		$9.34	5,556,331

(1)	Average price paid per share excludes commissions.

(2)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, the Company’s Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010. On December 6, 2010, the Company’s Board of Directors approved another supplement effective on January 3, 2011 which reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011.

(3)	The total number of shares purchased for the three months ended March 31, 2008 and December 31, 2008 includes 2,254 shares and 42,668 shares, respectively, purchased from the Company’s executives in payment of required tax withholdings for previously awarded restricted stock that vested. The purchases in the three months

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 31, 2008 were made at $14.30 per share and the purchases in the three months ended December 31, 2008 were made at $11.39 per share.

(4)	The total number of shares purchased includes 17,104 shares purchased from the Company’s executives at a price of $10.10 per share in payment of required tax withholdings for common stock awarded in March 2009 related to the Additional Target Award under the 2006 Long-Term Incentive Plan (“LTIP”).

(5)	The total number of shares purchased includes 25,658 shares purchased from the Company’s President and Chief Executive Officer (“CEO”) at a price of $11.26 per share in payment of required tax withholdings for common stock issued in March 2010 under the 2009 Short-Term Incentive Plan (“STIP”).

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

Additional Paid-in Capital — During each of the three years ended December 31, 2010, additional paid-in capital decreased by $7.7 million, $3.4 million and $232.8 million, respectively. The decrease in 2010 was due primarily to the common stock repurchase program partially offset by the amortization of stock based compensation and a net issuance of common stock under the 2009 STIP to the Company’s CEO after purchase of common stock from the executive for tax withholdings.

Net Income (Loss) per Common Share — Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2010, the Company acquired a total of 25,658 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded in March 2010 related to the 2009 STIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2010. During the third quarter of 2010, 851 shares of common stock previously held by the Company’s predecessor, Metrocall, related to the Arch plan of reorganization were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2010. For the year ended December 31, 2010, 697,768 shares of common stock repurchased by the Company under its common stock repurchase program were retired and excluded from the Company’s reported outstanding share balance as of December 31, 2010. For the years ended December 31, 2009 and 2008, the effect of 88 and 118,764, respectively, of potential dilutive common shares was not included in the

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculation for diluted net income (loss) per share, as the impact is anti-dilutive. The components of basic and diluted net income (loss) per common share for the three years ended December 31, 2010 were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except share and per share amounts)

Net income (loss)	$77,898	$67,558	$(157,077)

Weighted average shares of common stock outstanding	22,265,961	22,918,904	26,936,072
Dilutive effect of restricted stock and RSUs	301,069	341,527	—

Weighted average shares of common stock and common stock equivalents	22,567,030	23,260,431	26,936,072

Net income (loss) per common share
Basic	$3.50	$2.95	$(5.83)

Diluted	$3.45	$2.90	$(5.83)

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through December 31, 2010:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP(2)	(337,147)
2009 STIP(3)	(60,799)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(64,532)
Common stock(4)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	76,707
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at December 31, 2010	1,225,191

(1)	On November 14, 2008, the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009, the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	On October 11, 2010, the Company’s Board of Directors approved an additional grant of 7,731 RSUs under the 2009 LTIP to eligible employees.

(3)	Pursuant to his employment agreement, Mr. Vincent D. Kelly, the Company’s CEO received 50 percent of his 2009 STIP award in common stock of the Company. On March 4, 2010, Mr. Kelly received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share.

(4)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

2009 LTIP — On January 6, 2009, the Company’s Board of Directors approved a long-term incentive program that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during the Company’s 2012 calendar year and continued employment with the Company. RSUs were granted under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on January 15, 2009 of $12.01. The Company’s Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K (“2012 Annual Report”) with the SEC but in no event later than December 31, 2013.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any unvested RSUs granted under the Equity Plan and the related cash distributions are forfeited if the participant terminates employment with USA Mobility. During 2009, 7,571 RSUs and the related cash distributions were forfeited. During the first quarter of 2010, 24,214 RSUs and the related cash distributions were forfeited. There were no forfeitures during the second quarter of 2010. During the third quarter of 2010, 44,922 RSUs and the related cash distributions were forfeited. During the fourth quarter of 2010 and effective for September 30, 2010, the Company’s Board of Directors awarded 7,731 RSUs to certain eligible employees based upon the closing price per share of the Company’s common stock on October 11, 2010 of $15.93 and also approved that future cash distributions related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. As of December 31, 2010, a total of 76,707 RSUs have been forfeited offset by new grants of 7,731 RSUs resulting in an outstanding balance of 260,440 RSUs. During the first quarter of 2011, 3,397 RSUs and the related cash distributions were forfeited, resulting in an outstanding balance of 257,043 RSUs as of February 24, 2011.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing the $3.0 million (prior to effect of forfeitures) to expense over the 48-month vesting period. A total of $0.6 million and $0.9 million was included in stock based compensation expense for the year ended December 31, 2010 and 2009, respectively, in relation to the 2009 LTIP. For year ended December 31, 2010, stock based compensation expense included a benefit of $0.2 million for 44,922 RSUs forfeited during the third quarter of 2010 by a former executive.

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

The Company is ratably amortizing the $2.8 million (prior to effect of forfeitures) to expense over the 48-month vesting period. A total of $0.6 million and $0.9 million was included in payroll and related expense for the year ended December 31, 2010 and 2009, respectively, for these long-term cash performance awards. For the year ended December 31, 2010, payroll and related expense included a benefit of $0.2 million for the long-term performance awards forfeited during the third quarter of 2010 by a former executive. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

Board of Directors Equity Compensation — On August 1, 2007, for periods of service beginning on July 1, 2007, the Company’s Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock would be granted quarterly based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive director would receive $40.0 thousand per year of restricted stock ($50.0 thousand for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash distributions related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors would be entitled to cash compensation of $40.0 thousand per year ($50.0 thousand for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the restricted stock awarded to the Company’s non-executive directors during the three years ended December 31, 2010:

Service for the			Restricted	Restricted	Restricted		Restricted Stock	Cash
Three Months		Price Per	Stock	Stock	Stock	Vesting	Awarded and	Distribution
Ended	Grant Date	Share(1)	Awarded	Forfeited(2)	Vested	Date	Outstanding	Paid(3)

December 31, 2007	January 2, 2008	$14.30	5,068	(1,398)	(3,670)	January 2, 2009	—	$5,138
March 31, 2008	April 1, 2008	7.14	8,756	(1,401)	(7,355)	April 1, 2009	—	14,710
June 30, 2008	July 1, 2008	7.55	6,956	—	(6,956)	July 1, 2009	—	13,912
September 30, 2008	October 1, 2008	11.00	4,772	—	(4,772)	October 1, 2009	—	9,544
December 31, 2008	January 2, 2009	11.57	4,536		(4,536)	January 2, 2010	—	9,072
March 31, 2009	April 1, 2009	9.21	5,701		(5,701)	April 1, 2010	—	5,701
June 30, 2009	July 1, 2009	12.76	4,116		(4,116)	July 1, 2010	—	4,116
September 30, 2009	October 1, 2009	12.88	4,079		(4,079)	October 1, 2010	—	4,079
December 31, 2009	January 2, 2010	11.01	4,767		(4,767)	January 3, 2011	—	—
March 31, 2010	April 1, 2010	12.67	4,143		—	April 1, 2011	4,143	—
June 30, 2010	July 1, 2010	12.92	4,063		—	July 1, 2011	4,063	—
September 30, 2010	October 1, 2010	16.03	3,276		—	October 1, 2011	3,276	—
December 31, 2010	January 3, 2011	17.77	2,955		—	January 2, 2012	2,955	—

Total			63,188	(2,799)	(45,952)		14,437	$66,272

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.

(2)	The restricted stock reflected in the table were forfeited by former non-executive directors who voluntarily resigned from the Company’s Board of Directors.

(3)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash distributions on the vested restricted stock will be paid to the Company’s non-executive directors. These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $0.2 million was included in stock based compensation expense for each of the year ended December 31, 2010, 2009 and 2008, respectively, in relation to the restricted stock issued to the Company’s non-executive directors.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the cash distributions relating to the restricted stock issued to the Company’s non-executive directors for the three years ended December 31, 2010:

				Per Share
Year	Declaration Date	Record Date	Payment Date	Amount	Total Amount(1)

2008	February 13	February 25	March 13	$0.65	$4,409
	May 2	May 19	June 19	0.25	3,535
	July 31	August 14	September 11	0.25	5,274
	October 29	November 14	December 10	0.25	5,688

				1.40	18,906

2009	March 3	March 17	March 31	1.25	29,524
	April 29	May 20	June 18	0.25	5,491
	July 29	August 14	September 10	0.25	4,781
	October 28	November 17	December 10	0.25	4,608

				2.00	44,404

2010	February 24	March 17	March 31	0.25	4,666
	May 5	May 20	June 25	0.25	4,276
	July 28	August 19	September 10	0.25	4,263
	November 3	November 18	December 10	1.25	20,311

				2.00	33,516

Total				$5.40	$96,826

(1)	The total amount excludes forfeited cash distributions.

Board of Directors Common Stock — As of December 31, 2010, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

The significant components of USA Mobility’s income tax (benefit) expense attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Income (loss) before income tax (benefit) expense	$60,000	$58,007	$(116,845)

Current:
Federal tax	$(77)	$(41,262)	$2,235
State tax	294	(722)	1,166
Foreign tax	—	—	—

	217	(41,984)	3,401

Deferred:
Federal tax	(17,185)	29,731	33,135
State tax	(930)	2,702	2,739
Foreign tax	—	—	957

	(18,115)	32,433	36,831

Total income tax (benefit) expense	$(17,898)	$(9,551)	$40,232

The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and the effective tax rate:

	For the Year Ended December 31,
	2010	2009	2008

Federal income tax at statutory rate	35.0%	35.0%	(35.0%)
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal tax benefit	4.1%	4.0%	0.3%
State law changes	0.8%	—	(0.7%)
Goodwill impairment	—	—	56.4%
Interest and settlements of uncertain tax positions	(0.1%)	(64.3%)	1.2%
Change in valuation allowance	(69.9%)	7.9%	10.1%
Other	0.3%	0.9%	2.1%

Effective tax rate	(29.8%)	(16.5%)	34.4%

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net deferred income tax assets at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Current:
Net deferred income tax asset	$17,874	$9,295
Valuation allowance	(13,959)	(8,227)

	3,915	1,068

Long-term:
Net deferred income tax asset	204,370	236,769
Valuation allowance	(156,980)	(204,646)

	47,390	32,123

Total deferred income tax assets	$51,305	$33,191

The deferred income tax assets at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Deferred income tax assets:
Net operating losses	$188,445	$192,296
Intangible assets	12,195	32,382
Property and equipment	14,032	12,356
Charitable contributions carryover	—	91
Accruals and accrued loss contingencies	7,992	10,448
Interest and taxes	—	—

Gross deferred income tax assets	222,664	247,573

Deferred income tax liabilities:
Prepaid expenses	(236)	(917)
Other	(184)	(592)

Gross deferred income tax liabilities	(420)	(1,509)

Net deferred income tax assets	$222,244	$246,064
Valuation allowance	(170,939)	(212,873)

Total deferred income tax assets	$51,305	$33,191

Net Operating Losses — The Company has a Federal net operating loss (“NOL”) carry-forward (before the Internal Revenue Code (“IRC”) Section 382 limitation) of $904 million as of December 31, 2010. These losses expire in various amounts through 2029. Approximately $532 million of these NOLs are subject to an annual $6.1 million Section 382 limitation (IRC Section 382 limits a company’s ability to utilize net operating losses). Therefore, approximately $410 million of these NOLs will expire unutilized due to the Section 382 limitation. The remaining NOLs of approximately $372 million are not subject to an IRC Section 382 limitation. With the effective settlement of the liability for uncertain tax positions, the NOL carry-forward is the same for financial reporting and income tax purposes.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Allowance — The Company assesses the recoverability of its deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred income tax assets will be realized in future periods. The deferred income tax asset valuation allowance as of December 31, 2010 and 2009 was $170.9 million and $212.9 million, respectively. During the second quarter of 2009, in light of the effective settlement of the liability for uncertain tax positions (see below), management recorded an increase in deferred income tax assets of $135.8 million and an increase in the valuation allowance by $140.8 million to arrive at a balance of deferred income tax assets which management believes is more likely than not to be realized.

During 2009, the Company experienced continued revenue and subscriber erosion within its direct customer base that had exceeded its earlier expectations. As part of the Company’s year-end planning, management re-evaluated these trends and concluded that there was additional uncertainty regarding the Company’s ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2009. Using forecasted taxable income through 2014 and available positive and negative evidence management concluded that an additional amount of its deferred income tax assets was not likely to be recoverable. The Company increased the valuation allowance by $4.6 million during the fourth quarter of 2009. This adjustment, and the 2009 adjustment related to the effective settlement of uncertain tax positions resulted in a valuation allowance of $212.9 million at December 31, 2009.

During 2010, the decline in revenue and subscribers was less than management’s earlier expectations. Management evaluated this development and concluded that an additional amount of its deferred income tax assets was more likely than not recoverable. Based upon a five-year projection of taxable income, the Company reduced the 2010 valuation allowance by $41.9 million.

The balances of the valuation allowance as of December 31, 2010 and 2009 were respectively $170.9 million, and $212.9 million, respectively. These amounts include approximately $0.7 million and $0.8 million for foreign operations at December 31, 2010 and 2009, respectively.

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

On November 20, 2008, the Company received a no change letter from the Internal Revenue Service (“IRS”) on the audit of the Metrocall consolidated Federal return for the short period ended November 16, 2004. On April 15, 2009, the IRS informed the Company that the 2005 and 2006 Federal income tax returns were accepted as filed. The Company determined that its liability for uncertain tax positions had been effectively settled. At June 30, 2009, the Company eliminated its liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million) and increased its deferred income tax assets by $135.8 million, which represents previously unrecorded tax benefits. The Company also recognized an increase in its valuation allowance of $140.8 million to reduce its adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact of these adjustments is a reduction in income tax expense of $32.6 million (which included the reversal of $0.4 million of interest recorded in the first quarter of 2009). The Company also recorded a $5.1 million receivable (which includes interest of $0.7 million) for a net operating loss carry-back claim that also reduced income tax expense.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total unrecognized tax benefits at December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(Dollars in thousands)

January 1,	$—	$352,351	$350,049
Increase due to prior year tax positions	—	—	3,583
Decrease due to prior year tax positions	—	—	(540)
Effective settlement of prior year tax positions	—	(352,351)	—
Lapse of statute of limitations	—	—	(741)

December 31,	$—	$—	$352,351

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

During 2010, the IRS commenced an audit of USA Mobility’s 2007 and 2008 Federal income tax returns. The audits are expected to be completed during 2011.

6.	Commitments and Contingencies

Contractual Obligations — In January 2006, USA Mobility entered into a MLA with American Tower Corporation (“ATC”). Under the MLA, USA Mobility paid ATC a fixed monthly amount in exchange for the rights to a fixed number of transmitter equivalents (as defined in the MLA) on transmission towers in the ATC portfolio of properties. The MLA was effective January 1, 2006 and expired on December 31, 2010. The fixed monthly fee decreased periodically over time from $1.5 million per month in January 2006 to $0.9 million per month in 2010. The Company is currently negotiating an amendment to this MLA and is on a month-to-month term with ATC. The Company’s current contractual obligation to ATC is $0.9 million, which is equivalent to one month of site rent. The cost includes a variable component and is based on the number of transmitters on ATC properties.

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

In March 2007, the Company contracted with a managed service-hosting provider for certain computer support services over a five-year contract term in order to eliminate a data center and to handle its customer billing/provisioning system. The Company amended the contract in 2010 to remove some servers from the contract and has a remaining contractually obligation of $0.7 million.

In April 2008, the Company amended an existing contract with a vendor for invoice processing services over a three-year contract term. The total cost of $0.2 million includes both fixed and variable components based on units in service.

In November 2009, the Company entered into an agreement with a vendor for its headquarters office space. The office lease commenced in April 2010 for a five-year lease term. The total cost is estimated to be approximately $1.4 million, which includes $0.4 million of lease incentives.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2010, the Company contracted with a managed service-hosting provider for certain computer support services over a three-year contract term. The Company prepaid the cost for the first year and has a remaining commitment of $0.3 million for the remaining two years.

In October 2010, the Company amended an existing contract with a vendor for satellite service with an annual renewal. The annual cost is $0.8 million.

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

The Health Care Acts.  On March 23, 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, and, in conjunction with this legislation, on March 30, 2010 a reconciliation measure, the Health Care and Education Affordability Reconciliation Act of 2010 was enacted (collectively “the Health Care Acts”). The Company has incorporated changes into its health care insurance and benefits that are compliant with the Health Care Acts.

Operating Leases — USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible.

Future minimum lease payments under non-cancelable operating leases at December 31, 2010 were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2011	$9,215
2012	4,525
2013	2,140
2014	1,096
2015	355
Thereafter	250

Total	$17,581

These leases typically include renewal options and escalation clauses. Where material, the Company recognizes rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as prepaid rent and is included in other assets in the consolidated balance sheets.

Total rent expense under operating leases for the years ended December 31, 2010, 2009 and 2008, was approximately $36.1 million, $45.7 million and $70.3 million, respectively.

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

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Indemnification Agreements — The Company and certain of its subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of its present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at its request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid under the terms of the policy. As a result of USA Mobility’s insurance policy coverage, USA Mobility believes the estimated fair value of these indemnification agreements is immaterial. Therefore the Company has not recorded a liability for these agreements as of December 31, 2010 and 2009, respectively.

7.	Employee Benefit Plans

USA Mobility, Inc. Savings and Retirement Plan — The Metrocall, Inc. Savings and Retirement Plan (the “Metrocall Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, was open to all Metrocall employees working a minimum of twenty hours per week with at least thirty days of service. The Savings Plan qualifies under section 401(k) of the IRC. Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall had agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours or more. Other than the Company’s matching obligations, discussed above, profit sharing contributions are discretionary. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Metrocall Savings Plan that was subsequently renamed the USA Mobility, Inc. Savings and Retirement Plan (the “Savings Plan”). Matching contributions under the Savings Plan were approximately $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

USA Mobility, Inc. Severance Pay Plan — The USA Mobility, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with USA Mobility, as defined. Eligible terminated employees will receive two weeks of compensation for each year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. The Company maintains a substantially similar type of severance pay plan for executive employees above the level of vice-president. At December 31, 2010 and 2009, the accrued severance and restructuring liability included $2.7 million and $3.0 million, respectively, associated with these plans (see Note 11).

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock Based Compensation

Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the periods stated.

	For the Year Ended December 31,
Operating Expense Category	2010	2009	2008
	(Dollars in thousands)

Service, rental and maintenance	$24	$81	$73
Selling and marketing	73	187	198
General and administrative	720	1,292	988

Total stock based compensation	$817	$1,560	$1,259

9.	Prepaid Expenses and Other

Prepaid expenses and other consisted of the following for the periods stated:

	December 31,
	2010	2009
	(Dollars in thousands)

Other receivables	$767	$682
Deposits	82	149
Prepaid insurance	616	1,042
Prepaid rent	282	452
Prepaid repairs and maintenance	690	466
Prepaid taxes	111	10
Prepaid expenses	53	7
Inventory	197	208

Total prepaid expenses and other	$2,798	$3,016

10.	Other Assets

Other assets consisted of the following for the periods stated:

	December 31,
	2010	2009
	(Dollars in thousands)

Deposits	$256	$275
Prepaid rent	—	1,653
Other assets	819	133

Total other assets	$1,075	$2,061

The decrease in prepaid rent is due to the expiration of the MLA with ATC on December 31, 2010.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Liabilities

Accrued Severance and Restructuring — At December 31, 2009, the balance of the accrued severance and restructuring was as follows:

	December 31,			December 31,
	2008	Charges	Cash Paid	2009
		(Dollars in thousands)

Severance costs	$3,673	$2,366	$(3,000)	$3,039
Restructuring costs	—	371	(140)	231

Total accrued severance and restructuring	$3,673	$2,737	$(3,140)	$3,270

Accrued severance and restructuring charges incurred in 2010 primarily related to staff reductions as the Company continues to match its employee levels with operational requirements. At December 31, 2010, the balance of accrued severance and restructuring was as follows:

	December 31,			December 31,
	2009	Charges	Cash Paid	2010
		(Dollars in thousands)

Severance costs	$3,039	$1,953	$(2,259)	$2,733
Restructuring costs	231	225	(456)	—

Total accrued severance and restructuring	$3,270	$2,178	$(2,715)	$2,733

The balance of accrued severance and restructuring will be paid during 2011.

Accrued Other — Accrued other consisted of the following for the periods stated:

	December 31,
	2010	2009
	(Dollars in thousands)

Asset retirement obligations — short-term	$2,027	$3,176
Accrued outside services	1,473	1,641
Accrued other	1,110	1,727
Escheat liability — short-term	548	640
Lease incentive	83	—
Distributions payable — Board of Directors	27	16

Total accrued other	$5,268	$7,200

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Other Long-Term Liabilities

Other long-term liabilities consisted of the following for the periods stated:

	December 31,
	2010	2009
	(Dollars in thousands)

Asset retirement obligations — long-term	$8,194	$8,361
Cash award — 2009 LTIP	1,453	875
Distributions payable — 2009 LTIP	1,021	644
Escheat liability — long-term	730	1,133
Lease incentive	298	—
State income tax	91	215

Total other long-term liabilities	$11,787	$11,228

13.	Related Party Transactions

Effective January 1, 2008, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2010, 2009 and 2008, the Company paid to that entity $11.0 million, $12.3 million and $12.2 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

14.	Segment Reporting

USA Mobility currently has one operating segment: domestic operations.

15.	Settled Lawsuits

Nationwide.  In June 2002, Nationwide filed a three-count civil action in Massachusetts Superior Court (the “Court”) against defendants Arch Wireless Inc., and Paging Network, Inc. (collectively “AWI”) titled Nationwide Paging, Inc. v. Arch Wireless, Inc. and Paging Network, Inc. MICV2002-02329, Middlesex County Superior Court, Massachusetts (the “Action”). Nationwide sought a declaration of the amount of money it owed to AWI, and also claimed damages arising from alleged billing errors dating back to 1999 and 2000. AWI denied liability. An indirect AWI subsidiary, Arch Wireless Operating Company, Inc., filed counterclaims against Nationwide for more than $0.4 million for unpaid invoices.

In May 2009, the Court permitted Nationwide to file an amended complaint that added claims for breach of contract and for unfair trade practices, alleging that AWI supplied defective pagers in 2000 and 2001 which allegedly resulted in Nationwide losing $6.9 million. The amended complaint added USA Mobility, Inc. (the “Company”) as a defendant, based on its status as successor-in-interest to AWI. In June 2009, the Company filed its answer and denied liability to Nationwide. The Company filed counterclaims, which alleged that Nationwide was liable for unpaid invoices in an amount in excess of $0.5 million. Nationwide denied liability on the counterclaims.

Trial of the case was scheduled to commence in January 2011. In December 2010, the Company and Nationwide participated in mediation of their disputes, and all outstanding claims and counterclaims were settled on confidential terms mutually agreeable to the parties without admission of liability. The Action has been dismissed with prejudice. The Company’s settlement payment of $2.1 million was paid and recorded in general and administrative expenses in the Company consolidated statements of operations for the three months ended December 31, 2010.

Stored Communications Act Litigation.  In 2003, several individuals filed claims in the U.S. District Court for the Central District of California against Arch Wireless Operating Company, Inc. (“AWOC”) (which later was

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 17, 2010, the Supreme Court issued a decision reversing the Ninth Circuit’s Fourth Amendment ruling and remanding for further proceedings. On July 26, 2010, the Ninth Circuit Court lifted its stay of its mandate, and the case was returned to the district court. The Company then participated in proceedings to determine whether the plaintiffs should be awarded damages or attorneys’ fees, including a court-ordered mediation, which resulted in a voluntary dismissal of the case. The parties have filed a Joint Stipulation of Dismissal with Prejudice and have petitioned the district court to have the case dismissed. The dismissal will not have a material impact on the Company’s financial condition or results of operations.

16.	Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2010 and 2009 is summarized below:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share amounts)

For The Year Ended December 31, 2010:
Revenues	$62,784	$59,112	$56,710	$54,648
Operating income	14,647	13,746	16,118	12,668
Net income	8,885	13,089	15,384	40,540
Basic net income per common share(1)	0.39	0.59	0.70	1.84
Diluted net income per common share(1)	0.39	0.58	0.69	1.82

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share amounts)

For The Year Ended December 31, 2009:
Revenues	$79,691	$75,145	$69,498	$65,372
Operating income	17,359	12,807	15,003	12,239
Net income	9,981	44,746	9,201	3,630
Basic net income per common share(1)	0.43	1.96	0.40	0.16
Diluted net income per common share(1)	0.43	1.93	0.40	0.16

(1)	Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the years ended December 31, 2010 and 2009 may not equal the total computed for the year.

SCHEDULE II

USA MOBILITY, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
Allowance for Doubtful Accounts,	Beginning,	Charged to		End of
Service Credits and Other	of Period	Operations	Write-offs	Period
		(Dollars in thousands)

Year ended December 31, 2010	$2,805	$4,416	$(4,265)	$2,956

Year ended December 31, 2009	$4,081	$4,515	$(5,791)	$2,805

Year ended December 31, 2008	$5,870	$5,851	$(7,640)	$4,081

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated By-Laws(2)
4.1	Specimen of common stock certificate, par value $0.0001 per share(1)
10.1	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.(2)
10.2	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling(4)
10.3	Metrocall Holdings, Inc. 2003 Stock Option Plan(3)
10.4	Arch Wireless, Inc. 2002 Stock Incentive Plan(3)
10.5	USA Mobility, Inc. Equity Incentive Plan(4)
10.6	USA Mobility, Inc. Long-Term Incentive Plan(5)
10.7	Form of Award Agreement for the Long-Term Cash Incentive Plan(5)
10.8	Form of Restricted Stock Agreement for the Equity Incentive Plan(5)
10.9	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(5)
10.10	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)(6)
10.11	USA Mobility, Inc. Long-Term Incentive Plan (amended)(7)
10.12	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended)(7)
10.13	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated)(8)
10.14	Executive Severance and Change of Control Agreement dated as of October 30, 2008(8)
10.15	Director’s Indemnification Agreement dated as of October 30, 2008(8)
10.16	USA Mobility, Inc. 2009 Long-Term Incentive Plan(9)(11)
10.17	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan(9)
10.18	Form of Award Agreement for the Long-Term Cash Incentive Plan(9)
10.19	USA Mobility, Inc. 2009 Short-Term Incentive Plan(9)(11)
10.20	USA Mobility, Inc. 2010 Short-Term Incentive Plan (10)(11)
10.21	USA Mobility, Inc. 2011 Short-Term Incentive Plan (11)(12)
21.1	Subsidiaries of USA Mobility, Inc.(12)
23.1	Consent of Grant Thornton LLP(12)
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 24, 2011(12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 24, 2011(12)
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated February 24, 2011(12)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated February 24, 2011(12)

(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.

(4)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.

(6)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(9)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2009.

(11)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

(12)	Filed herewith.