Form 10-Q
period 2011-03-31
USA Mobility, Inc
filed 2011-05-05
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51027

USA MOBILITY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	16-1694797
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420 Springfield, Virginia (Address of principal executive offices)	22151-4148 (Zip Code)

(800) 611-8488
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

22,100,815 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of April 29, 2011.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,383	$129,220
Accounts receivable, net	21,134	13,419
Prepaid expenses and other	4,412	2,638
Inventory, net	2,432	160
Tax receivables	8,050	5,004
Escrow receivables	7,500	—
Deferred income tax assets, net	7,907	3,915

Total current assets	74,818	154,356
Tax receivables	191	191
Property and equipment, net	26,248	27,135
Goodwill	131,172	—
Other intangible assets, net	43,477	511
Deferred income tax assets, net	55,046	47,390
Escrow receivables	7,500	—
Deferred financing costs, net	1,294	—
Other assets	1,150	1,075

TOTAL ASSETS	$340,896	$230,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,500	$—
Consideration payable	7,500	—
Accounts payable and accrued liabilities	18,321	17,527
Accrued compensation and benefits	8,600	9,968
Customer deposits	3,266	718
Deferred revenue	10,493	6,268

Total current liabilities	60,680	34,481
Long-term debt, net of current portion	39,447	—
Consideration payable	7,500	—
Deferred revenue	487	—
Other long-term liabilities	12,657	11,787

TOTAL LIABILITIES	120,771	46,268

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	130,355	129,696
Retained earnings	89,768	54,692

TOTAL STOCKHOLDERS’ EQUITY	220,125	184,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$340,896	$230,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2011	2010
	(In thousands, except share and
	per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$50,192	$59,426
Product sales, net of credits	7,143	3,358

Total revenues	57,335	62,784

Operating expenses:
Cost of products sold	2,425	1,209
Service, rental and maintenance	16,462	18,941
Selling and marketing	4,921	4,557
General and administrative	15,627	15,812
Severance and restructuring	33	314
Depreciation, amortization and accretion	4,540	7,304

Total operating expenses	44,008	48,137

Operating income	13,327	14,647
Interest (expense) income, net	(256)	3
Other income, net	203	78

Income before income tax (benefit) expense	13,274	14,728
Income tax (benefit) expense	(27,377)	5,843

Net income	$40,651	$8,885

Basic net income per common share	$1.84	$0.39

Diluted net income per common share	$1.82	$0.39

Basic weighted average common shares outstanding	22,063,393	22,654,240

Diluted weighted average common shares outstanding	22,333,399	22,967,192

Cash dividends declared per common share	$0.25	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended
	2011	2010
	(In thousands and unaudited)

Cash flows from operating activities:
Net income	$40,651	$8,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,540	7,304
Amortization of deferred financing costs	45	—
Deferred income tax expense	(27,929)	5,777
Amortization of stock based compensation	225	263
Provisions for doubtful accounts, service credits and other	700	1,225
Settlement of non-cash transaction taxes	(119)	(350)
(Loss)/Gain on disposals of property and equipment	(13)	59
Changes in assets and liabilities:
Accounts receivable	(49)	472
Prepaid expenses, intangibles and other assets	(154)	(31)
Accounts payable and accrued liabilities	(5,047)	(5,273)
Customer deposits	(797)	(51)
Deferred revenue	636	(387)

Net cash provided by operating activities	12,689	17,893

Cash flows from investing activities:
Purchases of property and equipment	(1,494)	(1,725)
Proceeds from disposals of property and equipment	11	38
Acquisitions, net of cash acquired	(134,217)	—

Net cash used in investing activities	(135,700)	(1,687)

Cash flows from financing activities:
Issuance of debt	24,044	—
Deferred financing costs	(1,339)	—
Cash dividends to stockholders	(5,531)	(5,619)
Purchase of common stock	—	(4,623)

Net cash provided (used) in financing activities	17,174	(10,242)

Net (decrease) increase in cash and cash equivalents	(105,837)	5,964
Cash and cash equivalents, beginning of period	129,220	109,591

Cash and cash equivalents, end of period	$23,383	$115,555

Supplemental disclosure:
Interest paid	$263	$1

Income taxes paid (state and local)	$—	$—

Non-cash financing activities	$27,750	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Preparation of Interim Financial Statements — The condensed consolidated financial statements of USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated results of operations within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated results of operations within operating expenses.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2010, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2010 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2010. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature except for adjustments related to the acquisition of Amcom Software, Inc. and subsidiary (“Amcom”) (see Note 5 and Note 17).

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

(2) Business — USA Mobility is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. Currently, USA Mobility provides one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. USA Mobility also offers voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services. On March 3, 2011, the Company acquired Amcom (see Note 5 for more details). In addition, through Amcom, the Company provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and messaging.

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”), which describes key risks associated with USA Mobility’s operations and industry, which incorporates by reference information from the 2010 Annual Report.

Based on current and anticipated levels of operations, USA Mobility’s management believes that the Company’s net cash provided by operating activities, together with cash on hand, should be adequate to meet its cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, USA Mobility may be required to reduce planned capital expenses, reduce or eliminate its cash dividends to stockholders, and/or sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

USA Mobility believes that future fluctuations in its revenues and operating results may occur due to many factors, particularly the decreased demand for its messaging services and unsuccessfully integrating Amcom into its business. If the rate of decline for the Company’s messaging services exceeds its expectations, revenues may be negatively impacted, and such impact could be material. USA Mobility’s plan to consolidate its networks may also negatively impact revenues as customers may experience a reduction in, and possible disruptions of, service in

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain areas. USA Mobility may also not achieve all of the anticipated benefits of the Amcom acquisition. Under these circumstances, USA Mobility may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, USA Mobility’s revenue or operating results may not meet the expectations of investors, which could reduce the value of USA Mobility’s common stock and impact the Company’s ability to make future cash dividends to stockholders.

(4) Recent and New Accounting Pronouncements — Pronouncements issued during the three months ended March 31, 2011 were not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Acquisition — For the acquisition described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the Company’s condensed consolidated financial statements from the date of the acquisition, March 3, 2011.

Amcom Software, Inc.

On March 3, 2011, the Company acquired Amcom pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Arch Wireless, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Arch”), USMO Acquisition Co., a Delaware corporation (“Merger Sub”), Amcom, a Delaware corporation, the stockholders of Amcom named therein and Norwest Equity Partners IX, L.P., as the stockholders’ representative.

The Company believes the acquisition will greatly expand its product portfolio and the value offered to existing and prospective customers. Amcom specializes in solutions for call center automation, emergency management, mobile event notification, and Smartphone messaging. The combined product offering is capable of addressing a customer’s mission critical communication needs.

Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger Sub merged with and into Amcom, with Amcom surviving the merger and becoming an indirect wholly owned subsidiary of the Company. The aggregate merger consideration the Company paid to the stockholders and stock option holders of Amcom was approximately $141.6 million, $15.0 million of which was placed into an escrow fund to satisfy potential working capital adjustments and indemnification liabilities of Amcom and its stockholders. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”). The acquisition also resulted in the assumption of an existing Wells Fargo debt of $27.8 million (see Note 12). The Company also acquired net cash of $6.1 million from Amcom.

The purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The preliminary purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributed to the assembled workforce of Amcom and other factors. Goodwill is currently assigned to the Company’s software operations, which is not a reportable segment for the quarter ended March 31, 2011 (see Note 19). None of the goodwill recognized from the Amcom acquisition is expected to be deductible for income tax purposes. The Company is in the process of identifying potential adjustments related to the working capital adjustment to be included in the purchase price and the fair value of assets acquired and liabilities assumed. The Company anticipates finalizing the purchase price as soon as practicable but no later than

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one-year from the acquisition date or March 3, 2012. The following table represents the preliminary purchase price allocation:

(Dollars in thousands)

Cash and cash equivalents	$15,758
Receivables	8,366
Inventory	1,965
Prepaids and other current assets	5,023
Property and equipment	1,358
Other intangibles	43,539
Goodwill	131,172
Other assets	70
Accounts payable and accrued expenses	(13,884)
Customer deposits	(3,347)
Deferred revenue	(4,074)
Deferred income tax liabilities	(16,161)
Long-term debt	(27,750)
Other liabilities	(440)

Preliminary acquisition consideration	$141,595

The amount of revenue and net income of Amcom included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2011 were $4.8 million and $0.2 million, respectively.

The purchase includes the assumption of gross customer accounts receivable totaling $8.7 million. The Company estimates that approximately $0.3 million of these receivables will not be collected. Therefore, the receivables are recorded at the estimated fair value of $8.4 million. Cash and cash equivalents include $8.4 million transferred to Amcom by the Company on March 3, 2011 to redeem outstanding stock options and settle other expenses on March 11, 2011. Accounts payable and accrued expenses include a liability of $8.4 million for the redemption of these stock options and other expenses.

In allocating the purchase price, the Company considered, among other factors, analyses of historical financial performance and estimates of future performance of Amcom’s contracts. The components of intangible assets associated with the acquisition were customer-related, marketing-related, contract-based and technology-based valued preliminarily at $25.0 million, $5.7 million, $5.7 million and $7.1 million, respectively. Customer-related intangible assets represent the underlying relationships and agreements with Amcom’s existing customers. Marketing-related intangible assets represent the fair value of the Amcom trade name. Contract-based intangible assets are for non-compete agreements with two executives and represent the amount of lost business that could occur if the executives, in the absence of non-compete agreements, were to compete with the Company. Technology-based intangible assets represent internally developed software applications that are used in Amcom’s operations.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings with Wells Fargo had occurred at the beginning of the periods presented. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Amcom to

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisition and the consequential tax effects.

	For the Three Months
	Ended March 31,
	2011	2010
	(Dollars in thousands)

Revenues	$61,003	$72,892
Net income	37,627	38,704
Basic net income per common share	1.71	1.71
Diluted net income per common share	1.68	1.69

During the three months ended March 31, 2011, the Company expensed $2.4 million in transaction costs related to the acquisition. These costs were included in general and administrative expenses in the accompanying condensed consolidated results of operations. The pro forma net income presented does not include these non-recurring expenses for transaction costs.

(6) Goodwill and Amortizable Intangible Assets — There were no changes in the carrying amount of the goodwill recognized as a result of the Amcom acquisition during the period ended March 31, 2011. Goodwill is not amortized. The Company is required to evaluate goodwill of a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has selected the fourth quarter to perform its annual impairment test. For this determination, the Company as a whole is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based on discounted cash flows, market multiples or appraised values as appropriate.

Declines in the Company’s stock price could indicate that a potential impairment has occurred. Such a decline could require an evaluation of impairment more frequently than annually.

Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from two to twenty years.

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.6 million, and $43.5 million for software operations. The accumulated amortization for wireless operations was $0.1 million, and $0.5 million for software operations. The net consolidated balance of amortizable intangible assets consisted of the following:

		March 31, 2011
	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Customer relationships	10	$25,002	$(208)	$24,794
Acquired technology	2 - 4	7,083	(167)	6,916
Non-compete	1 - 5	6,281	(192)	6,089
Trademark	20	5,702	(24)	5,678

Total amortizable intangible assets		$44,068	$(591)	$43,477

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of intangible assets for future periods is as follows:

(Dollars in thousands)

For the remaining nine months ending December 31, 2011	$4,640
For the year ending:
December 31, 2012	6,087
December 31, 2013	5,695
December 31, 2014	5,469
December 31, 2015	4,319
Thereafter	17,267

(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2011 and 2010 were $4.0 million and $7.3 million, respectively, for wireless operations, and $0.5 million for software operations for the three months ended March 31, 2011. The following table shows the consolidated balances:

	For the Three
	Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Depreciation	$3,784	$6,801
Amortization	554	188
Accretion	202	315

Total depreciation, amortization and accretion	$4,540	$7,304

(8) Prepaid Expenses and Other — Prepaid expenses and other at March 31, 2011 were $4.4 million. The consolidated balances consisted of the following for the periods stated:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Other receivables	$778	$767
Deposits	69	82
Prepaid insurance	631	616
Prepaid rent	160	282
Prepaid repairs and maintenance	579	690
Prepaid taxes	306	111
Prepaid expenses	1,878	53
Other	11	37

Total prepaid expenses and other	$4,412	$2,638

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Inventory — Net inventory at March 31, 2011 was $2.4 million. The consolidated balances consisted of the following for the periods stated:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Purchased hardware and software, net	$2,082	$160
Work in process	350	—

Total inventory, net	$2,432	$160

(10) Other Assets — Other assets at March 31, 2011 were $1.2 million. The consolidated balances consisted of the following for the periods stated:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Deposits	$333	$256
Other assets	817	819

Total other assets	$1,150	$1,075

(11) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities at March 31, 2011 were $18.3 million. The consolidated balances consisted of the following for the periods stated:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Accounts payable	$2,692	$3,284
Accrued network costs	1,612	1,695
Accrued taxes	5,895	4,547
Accrued severance and restructuring	2,025	2,733
Asset retirement obligations — short-term	1,671	2,027
Accrued outside services	2,420	1,473
Accrued other	1,146	1,110
Escheat liability — short-term	425	548
Accrued interest	209	—
Deferred rent — short-term	205	83
Dividends payable	21	27

Total accounts payable and accrued liabilities	$18,321	$17,527

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(12) Long-Term Debt — The Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo to finance a portion of the consideration to acquire Amcom. The Credit Agreement provides for a maximum term loan amount of $42.5 million and a maximum revolver amount of $10.0 million. Both the term loan and revolver are subject to mandatory repayments commencing on June 30, 2011 with full repayment of both the term loan and revolver by September 3, 2014. As of March 31, 2011 the total debt outstanding was $51.9 million. The Company also had outstanding a letter of credit of $0.6 million in support of a customer.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Both the term loan and revolver are subject to variable interest rates. The Company may elect to pay interest at:

1. the LIBOR Rate (as defined in the Credit Agreement) plus 3.75% or

2. the Base Rate (as defined in the Credit Agreement) plus 3.75%.

The LIBOR Rate is defined as the greater of (a) 1.5% and (b) the published rate per annum for LIBOR from a designated reporting service. The Base Rate means the greatest of (a) 2.5% per annum, (b) the Base LIBOR Rate (as defined), (c) the Federal Funds rate plus 1/2%, and (d) Wells Fargo’s announced prime rate.

The Company may make a LIBOR Rate election for any amount of its debt for a period of 1, 2 or 3 months at a time; however, the Company may not have more than 5 individual LIBOR Rate loans in effect at any given time. The Company may only exercise the LIBOR Rate election for an amount of at least $1.0 million.

As of March 31, 2011 the Company has elected the LIBOR Rate option and owes interest on its outstanding debt at 5.25% (the LIBOR Rate floor of 1.5% plus 3.75%). Based on currently prevailing interest rates the Company expects that it will continue to elect the LIBOR Rate option for amounts outstanding under the Credit Agreement.

The Company is exposed to changes in interest rates, primarily as a result of using bank debt to finance its acquisition of Amcom. The floating interest rate debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR Rate should the LIBOR Rate exceed the floor of 1.5%. As of March 31, 2011, the Company has no derivative financial instruments outstanding to manage its interest rate risk.

Future payments on long-term debt at March 31, 2011 and for the succeeding years are as follows:

Twelve Months Ended March 31,	(Dollars in thousands)

2012	$12,500
2013	10,000
2014	7,500
2015	21,947

Total debt	$51,947

The Company will be subject to certain financial covenants on a quarterly basis under the terms of its Credit Agreement. These financial covenants consist of a leverage ratio, a fixed charge coverage ratio, and minimum maintenance fee revenue. The Company is not required to comply with these covenants until June 30, 2011.

(13) Asset Retirement Obligations — The Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At December 31, 2010, the Company had recognized cumulative asset retirement costs of $2.3 million. During the first quarter of 2011, the Company recorded an increase of $36,900 in asset retirement costs. At March 31, 2011 cumulative asset retirement costs were $2.4 million. The asset retirement cost additions in the first quarter of 2011 increased paging equipment assets and are being depreciated over the related estimated life of 57 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation liabilities were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2010	$2,027	$8,194	$10,221
Accretion	27	175	202
Additions	—	37	37
Reclassifications	314	(314)	—
Amounts paid	(697)	—	(697)

Balance at March 31, 2011	$1,671	$8,092	$9,763

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2011.

(14) Other Long-Term Liabilities — Other long-term liabilities at March 31, 2011 were $12.7 million. The consolidated balances consisted of the following for the periods stated:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Asset retirement obligations — long-term	$8,092	$8,194
Cash award — 2009 LTIP	1,612	1,453
Dividends payable — 2009 LTIP	1,072	1,021
Escheat liability — long-term	732	730
Deferred rent	706	298
State income tax	443	91

Total other long-term liabilities	$12,657	$11,787

(15) Stockholders’ Equity — The authorized capital stock of the Company consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the three months ended March 31, 2011 consisted of:

(Dollars in thousands)

Balance at January 1, 2011	$184,390
Net income for the three months ended March 31, 2011	40,651
Cash dividends declared	(5,575)
Issued, purchased and retired common stock, net	434
Amortization of stock based compensation	225

Balance at March 31, 2011	$220,125

General.  At March 31, 2011 and December 31, 2010, there were 22,097,188 and 22,066,805 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At March 31, 2011, the Company had no stock options outstanding.

In connection with and prior to the November 2004 merger of Arch and Metrocall Holdings, Inc. (“Metrocall”) and subsidiaries, the Company established the USA Mobility, Inc. Equity Incentive Plan (the “Equity Plan”). Under the Equity Plan, the Company has the ability to issue up to 1,878,976 shares of its common stock to eligible

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activities under the Equity Plan from inception through March 31, 2011:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(337,147)
STIP(2)	(108,254)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(67,487)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	80,104
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at March 31, 2011	1,178,178

(1)	On November 14, 2008, the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009, the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	Pursuant to his employment agreement, Mr. Vincent D. Kelly, the Company’s President and Chief Executive Officer (“CEO”), received 50 percent of his Short-Term Incentive Plan (“STIP”) award in common stock of the Company. In relation to his 2009 STIP award, on March 4, 2010 Mr. Kelly received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share. In relation to his 2010 STIP award, on March 4, 2011 Mr. Kelly received 47,455 shares of common stock based on the closing stock price on February 25, 2011 of $15.21 per share.

(3)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

2009 Long-Term Incentive Plan (“LTIP”).  On January 6, 2009, the Company’s Board of Directors approved a long-term incentive program that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during the Company’s 2012 calendar year and continued employment with the Company. RSUs were granted

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on January 15, 2009 of $12.01. The Company’s Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2012 Annual Report on Form 10-K (“2012 Annual Report”) with the SEC but in no event later than December 31, 2013.

Any unvested RSUs granted under the Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2010, a total of 76,707 RSUs and the related cash dividends have been forfeited offset by new grants of 7,731 RSUs resulting in an outstanding balance of 260,440 RSUs. During the first quarter of 2011, 3,397 RSUs and the related cash dividends were forfeited. As of March 31, 2011, a total of 80,104 RSUs have been forfeited resulting in an outstanding balance of 257,043 RSUs.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing $3.0 million (prior to effect of forfeitures) to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation expense for the three months ended March 31, 2011 and 2010, respectively, in relation to the 2009 LTIP.

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

The Company is ratably recognizing $2.8 million (prior to effect of forfeitures) to expense over the 48-month vesting period. A total of $0.2 million was included in payroll and related expense for the three months ended March 31, 2011 and 2010, respectively in relation to the 2009 LTIP.

2011 LTIP.  On March 15, 2011, the Company’s Board of Directors adopted a long-term incentive program that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals, established by the Company’s Board of Directors for revenue and operating cash flows for the Company (including Amcom) during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. For the purpose of the 2011 LTIP as it relates to Amcom, the performance period is considered as April 1, 2011 through December 31, 2014. On April 7, 2011, the Company’s Board of Directors granted eligible employees from Amcom RSUs under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on April 6, 2011 of $15.41. The Company’s Board of Directors awarded 211,587 RSUs to certain eligible employees at Amcom and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs granted under the Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. The Company will use the fair-value based method of accounting for the 2011 LTIP for Amcom and will amortize the $3.3 million to expense over the 45-month vesting period beginning on April 1, 2011.

Board of Directors Equity Compensation.  On August 1, 2007, for periods of service beginning on July 1, 2007, the Company’s Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in arrears on the first business day following the quarter of service, restricted stock under the Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock would be granted quarterly based upon the closing price per share of the Company’s common stock at the end of each quarter, such that each non-executive director would receive $40,000 per year of restricted stock ($50,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors would be entitled to cash compensation of $40,000 per year ($50,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

The following table details information on the restricted stock vested by or awarded to the Company’s non-executive directors in 2011.

						Restricted
			Restricted	Restricted		Stock	Cash
Service for the		Price Per	Stock	Stock		Awarded and	Dividends
Three Months Ended	Grant Date	Share(1)	Awarded	Vested	Vesting Date	Outstanding	Paid(2)

December 31, 2009	January 2, 2010	11.01	4,767	(4,767)	January 3, 2011	—	$9,534
March 31, 2010	April 1, 2010	12.67	4,143	(4,143)	April 1, 2011	—	4,143
June 30, 2010	July 1, 2010	12.92	4,063	—	July 1, 2011	4,063	—
September 30, 2010	October 1, 2010	16.03	3,276	—	October 1, 2011	3,276	—
December 31, 2010	January 3, 2011	17.77	2,955	—	January 2, 2012	2,955	—
March 31, 2011	April 1, 2010	12.67	3,627	—	April 2, 2012	3,627	—

Total			22,831	(8,910)		13,921	$13,677

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly grant date.

(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to the Company’s non-executive directors. These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $52,500 was included in stock based compensation expense for each of the three months ended March 31, 2011 and 2010, respectively.

The following table details information on the cash dividends declared in 2011 relating to the restricted stock issued to the Company’s non-executive directors:

	Declaration		Payment	Per Share	Total
Year	Date	Record Date	Date	Amount	Amount

2011	February 23	March 17	March 31	$0.25	$3,609

Total				$0.25	$3,609

Board of Directors Common Stock.  As of March 31, 2011, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Dividends to Stockholders.  The following table details the Company’s cash dividend payments made during the three months ended March 31, 2011. Cash dividends paid as disclosed in the statements of cash flows for the three months ended March 31, 2011 and 2010 include previously declared cash dividends on shares of vested restricted stock issued to the non-executive directors of the Company’s Board of Directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

	Declaration	Record	Payment	Per Share	Total
Year	Date	Date	Date	Amount	Payment(1)
					(Dollars in
					thousands)

2011	February 23	March 17	March 31	$0.25	$5,531

Total				$0.25	$5,531

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

Future Cash Dividends to Stockholders.  On May 4, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of May 20, 2011, and a payment date of June 24, 2011. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

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

During the first quarter of 2011, the Company incurred debt associated with the acquisition of Amcom. The Company plans to aggressively repay the debt while maintaining its long-standing policy of returning capital to stockholders. To accelerate the payment of debt, the Company temporarily suspended its common stock repurchase program and will subsequently review this program by December 31, 2011.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional Paid-in Capital.  For the three months ended March 31, 2011, additional paid-in capital increased by $0.7 million. The increase in the first quarter of 2011 was due primarily to amortization of stock based compensation and a net issuance of common stock under the 2010 STIP to the Company’s CEO after purchase of common stock from the executive for tax withholdings.

Net Income per Common Share.  Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2011, the Company acquired a total of 20,027 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded on March 4, 2011 related to the 2010 STIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of March 31, 2011. The components of basic and diluted net income per common share for the three months ended March 31, 2011 and 2010, respectively, were as follows:

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands, except share and per share amounts)

Net income	$40,651	$8,885

Weighted average shares of common stock outstanding	22,063,393	22,654,240
Dilutive effect of restricted stock and RSUs	270,006	312,952

Weighted average shares of common stock and common stock equivalents	22,333,399	22,967,192

Net income per common share
Basic	$1.84	$0.39

Diluted	$1.82	$0.39

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the results of operations line items for stock based compensation expense for the periods stated.

	For the Three Months Ended
	March 31,
Operating Expense Category	2011	2010
	(Dollars in thousands)

Service, rental and maintenance	$5	$6
Selling and marketing	17	17
General and administrative	203	240

Total stock based compensation	$225	$263

(17) Income Taxes — The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Internal Revenue Service (“IRS”) is auditing the Company’s 2007 and 2008 Federal income tax returns. The IRS began its audits in October 2010 and has not communicated any deficiencies. The IRS Joint Committee Review Staff has begun their review of the Company’s 2005 net operating

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carry-back claim of $4.2 million (excluding interest). Once this review is completed, a report is prepared which is sent to the Joint Committee on Taxation, which is required by law to review refunds in excess of $2 million.

Amcom has received a no change IRS report on the audit of its fiscal year ended March 31, 2009 Federal income tax return. This finding is tentative until confirmed by the Director of Field Operations. As a new subsidiary of USMO, Amcom will conform its fiscal year end to that of the Company’s fiscal year end at December 31, 2011.

The Company is required to evaluate the recoverability of its deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in future periods. Based on the acquisition of Amcom in the first quarter of 2011, management concluded that an additional amount of its deferred income tax assets was more likely than not recoverable. Management evaluated the forecasted future taxable income of Amcom and USMO based on a five-year projection and reduced the valuation allowance through March 31, 2011 by $32.4 million.

At March 31, 2011, the Company had deferred income tax assets of $202.1 million and a valuation allowance of $139.1 million resulting in an estimated recoverable amount of deferred income tax assets of $63.0 million. This reflects a net reduction of the valuation allowance of $31.8 million (which was offset by other net changes of $0.6 million) from the December 31, 2010 balance of $170.9 million.

The balances of the valuation allowance as of March 31, 2011 and December 31, 2010 were $139.1 million and $170.9 million, respectively. Included in the valuation allowance for both periods is approximately $0.7 million for foreign operations at March 31, 2011 and December 31, 2010.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, permanent differences between book and taxable income, changes to the valuation allowance and certain discrete items.

(18) Related Party Transactions — Since November 16, 2004, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For each of the three months ended March 31, 2011 and 2010, the Company paid $2.7 million, respectively, in site rent expenses to this entity that were included in service, rental and maintenance expenses.

(19) Segment Reporting — With the acquisition of Amcom on March 3, 2011, USA Mobility currently has two operating segments: the Wireless segment and the Software segment, but no reportable segments, as the Software operations are immaterial to the consolidated entity as of March 31, 2011. Beginning with the periods ending June 30, 2011, the Company will have two reportable segments, which the Company operates and manages as strategic business units and organizes by products and services. The Company measures and evaluates its reportable segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

The Company’s segments and their principal activities consist of the following:

Wireless	Provides local, regional and nationwide one-way paging and advanced two-way messaging services and mobile voice and data services through third party providers.
Software	Provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and messaging.

(20) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of March 31, 2011, USA Mobility does not have any outstanding lawsuits.

There were no material changes during the quarter ended March 31, 2011 to the legal contingencies previously reported in the 2010 Annual Report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that are based on management’s beliefs as well as assumptions made by and information currently available to management. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to USA Mobility, Inc. and its subsidiaries or its management are forward-looking statements. Although these statements are based upon assumptions management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those factors set forth below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Part I — Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the United States Securities and Exchange Commission (the “SEC”) on February 24, 2011 (the “2010 Annual Report”). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. The Company undertakes no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to USA Mobility, Inc. and its subsidiaries or persons acting on their behalf are expressly qualified in their entirety by the discussion under “Item 1A. Risk Factors” section.

Overview

For the discussion and analysis below, the Company presumes that readers have read or have access to the discussion and analysis contained in the 2010 Annual Report. In addition, the following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2010 Annual Report.

On March 3, 2011 the Company acquired all of the outstanding common stock and redeemed all of the outstanding stock options of Amcom Software, Inc. and subsidiary (“Amcom”). Amcom provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and messaging. Amcom’s market focus on healthcare, government and large enterprise customers is complimentary to the wireless operations of the Company. USA Mobility continues to own, operate and maintain the largest one-way and advanced two-way paging networks in the United States. The acquisition of Amcom provides customers in the healthcare, government, large enterprise and emergency response sectors with both a software management and wireless solution to their mission critical communication requirements.

The operations of Amcom have been included in the consolidated results of the Company from March 3, 2011. In addition, the Company has reflected the preliminary purchase price allocation for Amcom as of March 3, 2011 (See Note 5 of the Unaudited Notes to Condensed Consolidated Financial Statements). For the quarter ended March 31, 2011, the software operations of Amcom have not been reflected as a reportable segment as the results are immaterial to the consolidated results of operations. Effective with the periods ending June 30, 2011, the Company expects to reflect the software operations as a separate reportable segment.

Software Operations

Amcom’s primary business is the sale of software, professional services (consulting and training), equipment sales (to be used in conjunction with the software) and post-contract support (on-going maintenance). The software is licensed to end users under an industry standard software license agreement. The Company’s software products are considered to be “off-the-shelf software” as software marketed as a stock item that customers can use with little or no customization. Such sales generate license fees (or revenues). In addition to the license fees, Amcom generates revenue through the delivery of implementation services and training, annual maintenance revenues and the sale of third party equipment for use with the software.

Specifically, Amcom develops, sells and supports enterprise-wide systems for organizations needing to automate, centralize and standardize mission critical communications. These solutions are used for contact centers, emergency management, mobile event notification and messaging. Amcom is focused on marketing these solutions to the healthcare, government and large enterprise sectors. These areas of market focus compliment the market focus of the Company’s Wireless operations outlined below.

The software operations reported total revenues of $4.8 million, of which $3.9 million was for operations revenue and $0.9 million was for maintenance revenue. Maintenance revenues for the period March 3 through March 31, 2011 included a reduction of $0.9 million required by acquisition accounting to reflect fair value. Operations revenue is recognized when the application is installed and operational at the customer location. It consists of software license revenue, professional services revenue and equipment sales. Maintenance revenue is for ongoing support of a software application and is recognized ratably over the period of coverage, typically one year. Software operations reported bookings of $3.3 million for March 2011 which represented all purchase orders received from customers in the month (irrespective of revenue type). Software operations reported a backlog of $19.3 million at March 31, 2011 which represented all purchase orders received from customers not yet recognized as revenue. The total cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative for software operations was $3.9 million for March 2011 and total depreciation and amortization expenses were $0.5 million in March 2011.

Wireless Operations

USA Mobility markets and distributes its wireless communication services through a direct sales force and a small indirect sales channel.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2011		2010		2010
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	1,699	92.9%	1,751	92.7%	1,930	91.9%
Indirect	129	7.1%	138	7.3%	169	8.1%

Total	1,828	100.0%	1,889	100.0%	2,099	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2011		2010		2010
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	79	4.7%	84	4.8%	101	5.2%
4 to 10 Units	48	2.8%	52	3.0%	62	3.2%
11 to 50 Units	114	6.7%	123	7.0%	149	7.7%
51 to 100 Units	72	4.2%	76	4.3%	92	4.8%
101 to 1000 Units	424	25.0%	436	24.9%	499	25.9%
> 1000 Units	962	56.6%	980	56.0%	1,027	53.2%

Total direct units in service	1,699	100.0%	1,751	100.0%	1,930	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	March 31,		December 31,		March 31,
	2011		2010		2010
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,675	91.6%	1,713	90.7%	1,894	90.2%
Two-way messaging	153	8.4%	176	9.3%	205	9.8%

Total	1,828	100.0%	1,889	100.0%	2,099	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the changes in United States economy resulting from increased unemployment rates nationwide. To the extent that unemployment may significantly increase throughout 2011, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2011		December 31, 2010		March 31, 2010
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	50	102	51	101	58	142
Indirect	2	11	3	14	18	17

Total	52	113	54	115	76	159

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	March 31,	December 31,	March 31,
Account Size	2011	2010	2010

1 to 3 Units	(6.2%)	(4.8%)	(7.6%)
4 to 10 Units	(6.2%)	(5.0%)	(5.3%)
11 to 50 Units	(7.7%)	(5.1%)	(5.8%)
51 to 100 Units	(5.7%)	(4.2%)	(4.4%)
101 to 1000 Units	(2.7%)	(4.2%)	(3.7%)
> 1000 Units	(1.8%)	(1.5%)	(3.7%)

Total direct net unit loss %	(3.0%)	(2.8%)	(4.2%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	March 31,	December 31,	March 31,
Distribution Channel	2011	2010	2010

Direct	$8.89	$8.92	$9.17
Indirect	6.49	6.48	7.04
Consolidated	8.72	8.74	9.00

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended March 31, 2011 from the quarter ended March 31, 2010 was due to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase and no selected price increases were implemented in the first quarter of 2011 while there were selected price increases implemented during the first quarter of 2010. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2011 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated:

	For the Three Months Ended
	March 31,	December 31,	March 31,
Account Size	2011	2010	2010

1 to 3 Units	$15.57	$15.57	$15.28
4 to 10 Units	14.53	14.56	14.37
11 to 50 Units	12.19	12.26	11.86
51 to 100 Units	10.59	10.72	10.67
101 to 1000 Units	9.00	9.00	9.00
> 1000 Units	7.47	7.43	7.80

Total direct ARPU	$8.89	$8.92	$9.17

Operations — Consolidated

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•	Service, rental and maintenance. These are expenses associated with the operation of the Company’s networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over the Company’s networks and payroll and related expenses for the Company’s engineering and pager repair functions. Expenses related to the development and maintenance of the Company’s software products are included in this category.

•	Selling and marketing. These are expenses associated with the Company’s direct sales force and indirect sales channel and marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commission expenses. These expenses also include expenses associated with selling and marketing the Company’s software products.

•	General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses, tax, license and permit expenses and outside service expenses.

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. For the three months ended March 31, 2011 and 2010, approximately 70% and 75% of the operating expenses, respectively, referred to above were incurred in the following expense categories, payroll and related expenses, site and facility rent expenses, and telecommunication expenses for wireless operations.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its wireless employee base by approximately 21.2% to 495 full-time equivalent employees (“FTEs”) at March 31, 2011 from 628 FTEs at March 31, 2010 for wireless operations. The software operations had 245 FTEs at March 31, 2011. The Company anticipates continued staffing reductions in 2011 for wireless operations.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced the number of active transmitters by 17.5% to 5,594 active transmitters at March 31, 2011 from 6,777 active transmitters at March 31, 2010.

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

The total of USA Mobility’s cost of products sold; service, rental and maintenance; selling and marketing; general and administrative; and severance and restructuring expenses was $35.6 million for wireless operations and $3.9 million for software operations, and $40.8 million for wireless operations for the three months ended March 31, 2011 and 2010, respectively. Since the Company believes the demand for, and the Company’s revenues from, one-way and two-way messaging will continue to decline in future years, expense reductions will continue to be necessary in order for USA Mobility to mitigate the financial impact of such revenue declines on its cash from operating activities. However, there can be no assurance that the Company will be able to maintain margins as experienced in the past or generate continuing net cash from operating activities.

Other Income — Wireless Operations

On June 8, 2005, the predecessor to Sensus USA, Inc. (“Sensus”), Advanced Metering Data Systems, LLC (“AMDS”), and the Company signed an Asset Purchase Agreement for the sale of a narrowband personal communications service license for $5.0 million (the “AMDS Agreement”). On August 24, 2010, the Company and Sensus executed an Amendment of Agreement to amend and complete the AMDS Agreement. The Company agreed to a one-time final payment of $2.0 million.

Also on August 24, 2010, the Company and Sensus executed the Asset Purchase Agreement (“Purchase Agreement”), which called for the sale, transfer, assignment and delivery of certain licenses to Sensus in exchange for $8.0 million. The Company and Sensus also executed Long Term De Facto Spectrum Transfer Lease Agreements (“Lease Agreements”) for the use of the licenses pending the sale to Sensus in exchange for a combined lease payment of $0.5 million, which will be applied towards the purchase price of $8.0 million. Both the Purchase Agreement and the Lease Agreements required Federal Communications Commission (“FCC”) approval. After approval by the FCC, in 2011 the receipt of the $7.5 million will be recognized as a gain on sale of the licenses through Other Income as all elements required for gain recognition will have been met. Revenue relating to the lease payment of $0.5 million will be recognized ratably as earned as part of Service, Rental and Maintenance revenue throughout the lease period. After approval by the FCC, on April 11, 2011 the Company received the final payment of $7.5 million and will recognize the gain on sale as other non-operating income in the second quarter of 2011. The gain on sale of $7.5 million was considered in the review of the deferred income tax asset valuation allowance and income tax expense for the first quarter of 2011.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended March 31, 2011 and 2010

	For the Three Months Ended March 31,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$50,192	87.5%	$59,426	94.7%	$(9,234)	(15.5%)
Product sales, net	7,143	12.5%	3,358	5.3%	3,785	112.7%

Total	$57,335	100.0%	$62,784	100.0%	$(5,449)	(8.7%)

Selected operating expenses:
Cost of products sold	$2,425	4.2%	$1,209	1.9%	$1,216	100.6%
Service, rental and maintenance	16,462	28.7%	18,941	30.2%	(2,479)	(13.1%)
Selling and marketing	4,921	8.6%	4,557	7.3%	364	8.0%
General and administrative	15,627	27.3%	15,812	25.2%	(185)	(1.2%)
Severance and restructuring	33	0.0%	314	0.5%	(281)	(89.5%)

Total	$39,468	68.8%	$40,833	65.0%	$(1,365)	(3.3%)

FTEs	740		628		112	17.8%

Active transmitters	5,594		6,777		(1,183)	(17.5%)

Revenues

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. Product sales also include revenue from software operations which includes software license revenue, professional services revenue, equipment sales and maintenance revenue. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. USA Mobility’s total revenues were

$57.3 million and $62.8 million for the three months ended March 31, 2011 and 2010, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$39,205	$45,115
Two-way messaging	6,824	9,155

	46,029	54,270

Indirect:
One-way messaging	1,786	2,483
Two-way messaging	813	1,079

	$2,599	$3,562

Total paging:
One-way messaging	$40,991	$47,598
Two-way messaging	7,637	10,234

Total paging revenue	48,628	57,832
Non-paging revenue	1,564	1,594

Total service, rental and maintenance revenues, net	$50,192	$59,426

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2011 and 2010 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of March 31,			For the Three Months Ended March 31,			Change Due To:
	2011	2010	Change	2011(1)	2010(1)	Change	ARPU	Units
	(Units in thousands)				(Dollars in thousands)

One-way messaging	1,675	1,894	(219)	$40,991	$47,598	$(6,607)	$(615)	$(5,992)
Two-way messaging	153	205	(52)	7,637	10,234	(2,597)	(670)	(1,926)

Total	1,828	2,099	(271)	$48,628	$57,832	$(9,204)	$(1,285)	$(7,918)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Product sales, net reflects 29 days of software operations or $4.8 million. Product revenue for software operations reflects software license revenue, professional services revenue, equipment sales and maintenance revenue. Revenue from software licenses, professional services and equipment sales was $3.9 million. Maintenance revenue was $0.9 million. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. For the period March 3 through March 31, 2011, maintenance revenue has been reduced by $0.9 million to reflect the required reduction to fair value as required by acquisition accounting.

Operating Expenses

General.  The total of software operations cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative expenses was $3.9 million for the period of March 3, 2011 through March 31, 2011. Such amounts have been reflected in the various categories as noted below.

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by wireless segment’s customers and costs associated with software sales and installation costs. The increase of $1.2 million for the three months ended March 31, 2011 compared to the same period in 2010 was due primarily to an increase in sales of management systems to customers. (Cost of products sold for software operations represented $1.8 million of the total $2.4 million of cost of products sold expense.)

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended March 31,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$6,881	12.0%	$9,079	14.5%	$(2,198)	(24.2%)
Telecommunications	3,099	5.4%	3,831	6.1%	(732)	(19.1%)
Payroll and related	4,293	7.5%	4,586	7.3%	(293)	(6.4%)
Stock based compensation	5	0.0%	6	0.0%	(1)	(16.7%)
Other	1,538	2.7%	1,439	2.3%	99	6.9%
Software	646	1.1%	—	—	646	100.0%

Total service, rental and maintenance	$16,462	28.7%	$18,941	30.2%	$(2,479)	(13.1%)

FTEs — Wireless	185		219		(34)	(15.5%)

FTEs — Software	98		—		98	—

As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2011 decreased $2.5 million or 13.1% from the same period in 2010 due to the following variances:

•	Site rent — The decrease of $2.2 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 17.5% in the first quarter of 2011 from the prior year quarter. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower default rent per site, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $0.7 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2011.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff does not vary as closely to direct units in service as other work groups since these individuals are a function of the number of networks the Company operates rather than the number of units in service on its networks. The decrease in payroll and related expenses of $0.3 million was due primarily to a reduction in headcount for the three months ended March 31, 2011 compared to the same period in 2010. While total FTEs declined by 34 FTEs to 185 FTEs at March 31, 2011 from 219 FTEs at March 31, 2010 for the wireless operations, payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor. The Company believes it is cost beneficial to perform the repair functions in-house.

•	Stock based compensation — Stock based compensation expenses decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to lower amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees under the 2009 LTIP.

•	Other — The increase of $0.1 million in other expenses was due to an increase in office expenses of $0.4 million for office equipment, partially offset by lower repairs and maintenance expenses of $0.2 million due to lower contractor costs as Company employees now perform repairs and lower outside service expenses of $0.1 million.

•	Software — The increase reflects expenses associated with product development and technical operations support for software operations from March 3 through March 31, 2011.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended March 31,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$2,494	4.4%	$2,964	4.8%	$(470)	(15.9%)
Commissions	1,002	1.7%	1,164	1.9%	(162)	(13.9%)
Stock based compensation	17	0.0%	17	0.0%	—	—
Other	320	0.6%	412	0.7%	(92)	(22.3%)
Software	1,088	1.9%	—	—	1,088	100.0%

Total selling and marketing	$4,921	8.6%	$4,557	7.3%	$364	8.0%

FTEs — Wireless	120		153		(33)	(21.6%)

FTEs — Software	121		—		121	—

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $0.5 million or 15.9%, for the three months ended March 31, 2011 compared to the same period in 2010. While total FTEs declined by 33 FTEs to 120 FTEs at March 31, 2011 from 153 FTEs at March 31, 2010 for wireless operations, the Company has continued to focus on marketing its services. The sales and marketing staff are all involved in selling the Company’s paging products and services throughout the United States as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base. The Company has reduced the overall cost of its wireless selling and marketing activities by focusing on the most productive sales and marketing employees. This has allowed for a reduction in both FTEs and expenses as a percentage of revenue.

Commission expenses decreased by $0.2 million for the three months ended March 31, 2011 compared to the same period in 2010. The decrease of $0.1 million in other expenses was primarily due to reductions in travel and entertainment expenses and advertising expenses.

Software expenses reflect costs of selling and marketing for software operations. These expenses reflect payroll and related, commissions and other marketing expenses such as travel and entertainment and advertising expenses.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended March 31,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$5,677	9.9%	$6,912	11.0%	$(1,235)	(17.9%)
Stock based compensation	203	0.4%	240	0.5%	(37)	(15.4%)
Bad debt	393	0.7%	713	1.1%	(320)	(44.9%)
Facility rent	726	1.3%	1,354	2.2%	(628)	(46.4%)
Telecommunications	443	0.8%	657	1.0%	(214)	(32.6%)
Outside services	5,186	9.0%	3,267	5.2%	1,919	58.7%
Taxes, licenses and permits	1,332	2.3%	1,591	2.5%	(259)	(16.3%)
Other	1,280	2.2%	1,078	1.7%	202	18.7%
Software	387	0.7%	—	—	387	100.0%

Total general and administrative	$15,627	27.3%	$15,812	25.2%	$(185)	(1.2%)

FTEs — Wireless	190		256		(66)	(25.8%)

FTEs — Software	26		—		26	—

As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2011 decreased $0.2 million, or 1.2%, from the same period in 2010 due primarily to lower payroll and related expenses, lower facility rent expenses and lower bad debt expenses; partially offset by higher outside service expenses and software operation expenses. The percentage of expense to revenue increased for the three months ended March 31, 2011 compared to the same period in 2010 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.2 million due primarily to a reduction in headcount for the three months ended March 31, 2011 compared to the same period in 2010. Total wireless FTEs declined by 66 FTEs to 190 FTEs at March 31, 2011 from 256 FTEs at March 31, 2010.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses decreased by $37,000 for the three months ended March 31, 2011 compared to the same period in 2010 due to lower amortization of compensation expense related to the 2009 LTP.

•	Bad debt — The decrease of $0.3 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service.

•	Facility rent — The decrease of $0.6 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand.

•	Telecommunications — The decrease of $0.2 million in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase of $1.9 million in outside service expenses was due primarily to transaction and integration costs related to the acquisition of Amcom of $2.9 million during the first quarter of 2011 which resulted in an increase of expenses as a percentage of revenue. These costs were partially offset by reductions in audit-related and tax service fees of $0.5 million, legal fees of $0.2 million, outsourced customer service of $0.2 million, and all other expenses net of $0.1 million.

•	Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.3 million was primarily due to lower gross receipts taxes, transactional and property taxes for the three months ended March 31, 2011 compared to the same period in 2010. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The increase of $0.2 million in other expenses and as a percentage of revenue was due primarily to an increase in miscellaneous expenses of $0.7 million due to less one-time benefits recorded during the three months ended March 31, 2011 compared to the same period in 2010; partially offset by reductions in repairs and maintenance expenses of $0.2 million, insurance expenses of $0.2 million and office expenses of $0.1 million.

•	Software — The increase of $0.4 million reflects expenses associated with software operations for the period March 3 through March 31, 2011. The amount primarily reflects payroll and related expenses, outside service expenses, facility rent expenses, finance and other support functions as well as executive management of software operations.

Severance and Restructuring.  Severance and restructuring expenses decreased to $33,000 for the three months ended March 31, 2011 for restructuring costs associated with the terminations of certain lease agreements for transmitter locations. This was a decrease from $0.3 million recorded for the three months ended March 31, 2010 primarily for severance charges for post-employment benefits for planned staffing reductions. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $4.5 million for the three months ended March 31, 2011 from $7.3 million for the three months ended March 31, 2010. The decrease was primarily due to $1.7 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $1.3 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $0.1 million in lower accretion expense, offset by an increase of $0.3 million in amortization expense due to the increase in intangible assets from the Amcom acquisition.

Interest Expense, Net; Other Income, Net; and Income Tax (Benefit) Expense

Interest Expense, Net.  Net interest expense increased to $0.3 million for the three months ended March 31, 2011 from $3,000 of net interest income for the same period in 2010. This increase was primarily due to interest on debt associated with the Amcom acquisition.

Other Income, Net.  Net other income increased to $0.2 million for the three months ended March 31, 2011 from $0.1 million for the same period in 2010.

Income Tax (Benefit) Expense.  Income tax benefit for the three months ended March 31, 2011 was $27.4 million, a decrease of $33.2 million from the $5.8 million income tax expense for the three months ended March 31, 2010. Income tax benefit for the three months ended March 31, 2011 reflects a net favorable adjustment of $32.4 million due to the reduction of the deferred income tax asset valuation allowance, which reflects a change in management’s assessment of 2011 through 2015 taxable income. The following summarizes the key items impacting income tax (benefit) expense for the three months ended March 31, 2011 and 2010, respectively:

	For the Three Months Ended March 31,
	2011		2010
	(Dollars in thousands)

Income before income tax expense	$13,274		$14,728

Income tax expense at the Federal statutory rate	$4,646	35.00%	$5,155	35.00%
State income taxes, net of Federal benefit	429	3.23%	595	4.04%
Change in valuation allowance	(32,365)	(243.82%)	(3)	(0.02%)
Other	(87)	(0.65%)	96	0.65%

Income tax (benefit) expense	$(27,377)	(206.24%)	$5,843	39.67%

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2011, the Company had cash and cash equivalents of $23.4 million. These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The Company intends to use its cash on hand to provide working capital, to support operations, repay debt, and to return value to stockholders by cash dividends. The Company may also consider using cash to fund acquisitions of paging assets or assets of other businesses that the Company believes will provide a measure of revenue stability while supporting its operating structure and its goal of maintaining margins.

The significant decrease in cash and cash equivalents reflects the use of available cash (along with proceeds from debt financing) to acquire all of the outstanding common stock of Amcom and redeem all outstanding stock options of Amcom.

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at March 31, 2011 should be adequate to meet anticipated cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce or eliminate its cash dividends to stockholders, reduce or eliminate its common stock repurchase program, and/or sell assets or seek additional financing. USA Mobility can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the
	Three Months Ended		Change
	March 31,		Between
	2011	2010	2011 and 2010
	(Dollars in thousands)

Net cash provided by operating activities	$12,689	$17,893	$(5,204)
Net cash used in investing activities	(135,700)	(1,687)	(134,013)
Net cash provided (used) in financing activities	17,174	(10,242)	27,416

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

	For the		Change
	Three Months Ended March 31,		Between
	2011	2010	2011 and 2010
	(Dollars in thousands)

Cash received from customers	$57,598	$63,980	$(6,382)

Cash paid for —
Payroll and related costs	17,792	19,832	(2,040)
Site rent costs	6,963	8,528	(1,565)
Telecommunications costs	3,390	4,055	(665)
Interest costs	263	1	262
Other operating costs	16,501	13,671	2,830

	44,909	46,087	(1,178)

Net cash provided by operating activities	$12,689	$17,893	$(5,204)

Net cash provided by operating activities decreased $5.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Cash received from customers decreased $6.4 million, or 10.0%, for the three months ended March 31, 2011 from the same period in 2010. This measure consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to a revenue decrease of $5.4 million and a decrease of $1.0 million in accounts receivable.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs decreased $2.0 million due primarily to a reduction in headcount. The lower payroll and related costs in 2011 resulted from the Company’s consolidation and expense reduction activities.

•	Cash payments for site rent costs decreased $1.6 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments in 2011 due to the expiration of a MLA which resulted in a lower default rent per site in 2011.

•	Cash payments for telecommunication costs decreased $0.7 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for interest costs increased $0.3 million due to the debt acquired related to the acquisition of Amcom on March 3, 2011.

•	Cash payments for other operating costs increased $2.8 million. The increase in these payments was primarily due to an increase in outside service expenses of $1.8 million due to transaction costs related to the acquisition of Amcom, $0.3 million increase in office expenses and $0.7 million in various other operating expenses.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $134.0 million for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the consideration paid, net of cash to acquire related to the Amcom acquisition during the three months ended March 31, 2011 (See Note 5 of Unaudited Notes to Condensed Consolidating Financial Statements).

Net Cash Provided (Used) In Financing Activities.  Net cash provided (used) in financing activities increased $27.4 million for the three months ended March 31, 2011 from the same period in 2010 primarily due to the issuance of debt of $24.1 million offset by deferred financing costs of $1.3 million associated with the Amcom acquisition and no cash used for the common stock repurchase program during the three months ended March 31, 2011 compared to the same period in 2010.

Cash Dividends to Stockholders.  For the three months ended March 31, 2011, the Company paid a total of $5.5 million (or $0.25 per share of common stock) in cash dividends compared to $5.6 million (or $0.25 per share of common stock) in cash dividends for the same period in 2010.

Future Cash Dividends to Stockholders.  On May 4, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of May 20, 2011, and a payment date of June 24, 2011. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

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

During the first quarter of 2011, the Company incurred debt associated with the acquisition of Amcom. The Company plans to aggressively repay the debt while maintaining its long-standing policy of returning capital to stockholders. To accelerate the payment of debt, the Company temporarily suspended its repurchase program and will subsequently review this program by December 31, 2011.

Borrowings.  At March 31, 2011, the Company had outstanding debt financing and related debt covenants associated with the acquisition of Amcom. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”) and the assumption of existing Wells Fargo debt of $27.8 million. The Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) by and among the Company, the Holding Company, USA Mobility Wireless, Inc., a Delaware corporation, and Amcom (collectively, the borrowers), the lenders and Wells Fargo as the arranger and administrative agent. The Credit Agreement provides for a total credit facility of $52.5 million, including a $42.5 million term loan and a $10.0 million revolving loan. Of the $10.0 million revolving loan, the Company has an outstanding letter of credit (“LOC”) under this Credit Agreement in the amount of $0.6 million that is being maintained for an Amcom customer. As of March 31, 2011, there is a total of $51.9 million in debt outstanding at an interest rate of 5.25%. (See Note 12 of Unaudited Notes to Condensed Consolidating Financial Statements.)

The Company is subject to three financial covenants under the Credit Agreement (See Note 12 of Unaudited Notes to Condensed Consolidating Financial Statements). The financial covenants are measured at each quarter-end commencing on June 30, 2011.

The Company is also in the process of establishing control agreements with the financial institutions that maintain its cash and investment accounts. These agreements permit Wells Fargo to exercise control over the Company’s cash and investment accounts should the Company default under provisions of the Credit Agreement. The Company is not in default under the Credit Agreement and does not anticipate that Wells Fargo would need to exercise its rights under these control agreements during the term of the Credit Agreement.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2011 and 2010 was approximately $7.5 million (of which $0.1 million was for software operations) and $10.0 million, respectively.

Other Commitments.  USA Mobility also has various LOCs outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the condensed consolidated balance sheets. The Company also has a $0.6 million LOC outstanding under the Credit Agreement maintained for an Amcom customer. This LOC reduced the credit available under the revolver portion of the Credit Agreement.

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

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of March 31, 2011, USA Mobility does not have any outstanding lawsuits.

There were no material changes during the quarter ended March 31, 2011 to the legal contingencies previously reported in the 2010 Annual Report.

Related Party Transactions

Since November 16, 2004, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For each of the three months ended March 31, 2011 and

2010, the Company paid $2.7 million and $2.7 million, respectively, in site rent expenses to that entity that were included in service, rental and maintenance expenses.

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

USA Mobility believes the critical accounting policies reported in the 2010 Annual Report affect its more significant judgments and estimates used in the preparation of its consolidated financial statements with the exception of revenue recognition which applies to wireless operations only. The revenue recognition below affects the software operations that were acquired on March 3, 2011.

For the software operations, revenue consists primarily of the sale of software, professional services (consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance). The software is licensed to end users under an industry standard software license agreement. The Company’s software products are considered to be “off-the-shelf software” as software marketed as a stock item that customers can use with little or no customization. Such sales generate license fees (or revenues). In addition to the license fees, the software operations generates revenue through the delivery of implementation services and training, annual maintenance revenues and the sale of third party equipment for use with the software.

For software requiring significant production, modification or customization, the Company appropriately recognizes software license revenue on the completed contract method for these arrangements as the contract period is short in duration and the dollar value per contract is relatively small (less than $250,000). For software not requiring significant production, modification or customization, the Company will have a purchase or sales order with the fee fixed or determinable. This order has generally been executed by the customer, which establishes collectability. Based on these criteria, the Company will recognize the software license revenue and equipment revenue when the product is shipped. If services have been ordered that are not an integral component of the solution (service revenues less than $20,000), the service revenue will be recognized in the period in which the services are delivered.

With respect to revenue recognition for multiple deliverables, the Company first allocates the revenue to professional services (consulting and training) based upon vendor specific evidence of fair value of the services; second to maintenance (support); and third to the software license revenue for any remaining contract fees. Annual maintenance fees are typically billed in advance under annual or quarterly maintenance contracts for which a customer is invoiced an up-front fee in order to receive software support or equipment maintenance. Amounts invoiced under these maintenance arrangements are deferred and recognized on a straight-line basis over the contract support period.

The Company for its wireless operations recognizes revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. The Company has a variety of billing arrangements with its customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Non-GAAP Financial Measure — Consolidated

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

	For the Three Months
	Ended March 31,
	2011	2010
	(Dollars in thousands)

Operating income	$13,327	$14,647
Plus: Depreciation, amortization and accretion	4,540	7,304

EBITDA (as defined by the Company)	17,867	21,951
Less: Purchases of property and equipment	(1,494)	(1,725)

OCF (as defined by the Company)	$16,373	$20,226

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risks

Long-term Debt

The Company entered into a Credit Agreement with Wells Fargo to finance a portion of the consideration to acquire Amcom. The Credit Agreement provides for a maximum term loan amount of $42.5 million and a maximum revolver amount of $10.0 million. Both the term loan and revolver are subject to mandatory repayments commencing on June 30, 2011 with full repayment of both the term loan and revolver by September 3, 2014. As of March 31, 2011 the total debt outstanding was $51.9 million. The Company also had outstanding a LOC of $0.6 million in support of a customer.

Both the term loan and revolver are subject to variable interest rates. The Company may elect to pay interest at:

1. the LIBOR Rate (as defined in the Credit Agreement) plus 3.75% or

2. the Base Rate (as defined in the Credit Agreement) plus 3.75%.

The LIBOR Rate is defined as the greater of (a) 1.5% and (b) the published rate per annum for LIBOR from a designated reporting service. The Base Rate means the greatest of (a) 2.5% per annum, (b) the Base LIBOR Rate (as defined), (c) the Federal Funds rate plus 1/2%, and (d) Wells Fargo’s announced prime rate.

The Company may make a LIBOR Rate election for any amount of its debt for a period of 1, 2 or 3 months at a time; however, the Company may not have more than 5 individual LIBOR Rate loans in effect at any given time. The Company may only exercise the LIBOR Rate election for an amount of at least $1.0 million.

As of March 31, 2011 the Company has elected the LIBOR Rate option and owes interest on its outstanding debt at 5.25% (the LIBOR Rate floor of 1.5% plus 3.75%). Based on currently prevailing interest rates the Company expects that it will continue to elect the LIBOR Rate option for amounts outstanding under the Credit Agreement.

The Company is exposed to changes in interest rates, primarily as a result of using bank debt to finance its acquisition of Amcom. The floating interest debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR Rate should the LIBOR Rate exceed the floor of 1.5%. It is assumed in the table below that the LIBOR Rate will remain constant in the future. Adverse changes in the interest rates, which the Company believes is not probable during the term of the loans, or the Company’s inability to refinance their long-term obligations may have a material negative impact on their results of operations and financial condition.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not customarily use derivative instruments to adjust its interest rate risk profile. As of March 31, 2011 the Company has no derivative financial instruments outstanding to manage its interest rate risk.

The information below summarizes the Company’s sensitivity to market risks as of March 31, 2011. The table presents principal cash flows and related interest rates by year of maturity of the Company’s debt. The carrying value of debt approximately equals the fair value of the debt. Note 12 of Unaudited Notes to Condensed Consolidating Financial Statements contains descriptions of debt and should be read in conjunction with the table below.

March 31, 2011
(Dollars in thousands)

Revolving Loan at LIBOR with a minimum rate of 1.5% and margin rate of 3.75%. Interest rate at March 31, 2011 of 5.25%.
Due March 31, 2012	$5,000
Due September 3, 2014	4,447

Total Revolver	9,447
Term Loan at LIBOR with a minimum rate of 1.5% and margin rate of 3.75%. Interest rate at March 31, 2011 of 5.25%.
Due March 31, 2012	7,500
Due March 31, 2013	10,000
Due March 31, 2014	7,500
Due September 3, 2014	17,500

Total Term Loan	42,500

Total debt outstanding	$51,947

The Company conducts a limited amount of business overseas. At the present, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of its President and Chief Executive Officer (“CEO”) and Chief Financial Officer and Chief Accounting Officer (“CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the Company’s last fiscal quarter. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company required to be disclosed in its Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in the Company’s internal control over financial reporting. As a result of the Company’s acquisition of Amcom on March, 3, 2011, internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Amcom. Except as described above, the CEO and CFO concluded that there were no other changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of March 31, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of March 31, 2011, USA Mobility does not have any outstanding lawsuits.

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2010 Annual Report and has not materially changed during the quarter ended March 31, 2011.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2010 Annual Report have not materially changed during the three months ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company of its common stock during the three months ended March 31, 2011:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares That May
			as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the Publicly
	Shares	Paid Per	Announced Plans or	Announced Plans or
Period	Purchased(1)	Share	Programs	Programs(2)
(Dollars in thousands)

Beginning Balance				$—
January 1 through January 31, 2011	—	$—	—	—
February 1 through February 28, 2011	—	—	—	—
March 1 through March 31, 2011	20,027	15.21	—	—

Total	20,027	$15.21	—

(1)	The Company purchased common stock from the Company’s CEO at a price of $15.21 per share in payment of required tax withholdings for common stock issued on March 4, 2011 related to the 2010 STIP.

(2)	On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, the Company’s Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010. On December 6, 2010, the Company’s Board of Directors approved another supplement effective on January 3, 2011 which reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011. On March 3, 2011, in connection with the financing for the acquisition of Amcom, the Company’s Board of Directors temporarily suspended the common stock repurchase program.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Shawn E. Endsley
Shawn E. Endsley
Chief Financial Officer

Dated: May 5, 2011

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 5, 2011(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 5, 2011(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 5, 2011(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 5, 2011(1)

(1)	Filed herewith.