Form 10-Q
period 2011-06-30
USA Mobility, Inc
filed 2011-07-28
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51027

USA MOBILITY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	16-1694797 (I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420 Springfield, Virginia (Address of principal executive offices)	22151-4148 (Zip Code)

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

22,104,254 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 22, 2011.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,470	$129,220
Accounts receivable, net	22,894	13,419
Prepaid expenses and other	3,800	2,638
Inventory	2,845	160
Tax receivables	6,420	5,004
Escrow receivables	7,319	—
Deferred income tax assets, net	9,043	3,915

Total current assets	81,791	154,356
Tax receivables	191	191
Property and equipment, net	24,632	27,135
Goodwill	130,921	—
Other intangible assets, net	41,848	511
Deferred income tax assets, net	49,469	47,390
Escrow receivables	7,500	—
Deferred financing costs, net	1,135	—
Other assets	1,186	1,075

TOTAL ASSETS	$338,673	$230,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,875	$—
Consideration payable	7,319	—
Accounts payable and accrued liabilities	14,166	14,794
Accrued compensation and benefits	10,305	12,701
Customer deposits	3,769	718
Deferred revenue	12,129	6,268

Total current liabilities	59,563	34,481
Long-term debt, net of current portion	25,947	—
Consideration payable	7,500	—
Deferred revenue	287	—
Other long-term liabilities	11,807	11,787

TOTAL LIABILITIES	105,104	46,268

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	130,846	129,696
Retained earnings	102,721	54,692

TOTAL STOCKHOLDERS’ EQUITY	233,569	184,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$338,673	$230,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
		(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$49,286	$56,380	$99,478	$115,806
Product sales, net of credits	15,885	2,732	23,027	6,090

Total revenues	65,171	59,112	122,505	121,896

Operating expenses:
Cost of products sold	7,077	1,134	9,502	2,343
Service, rental and maintenance	16,187	17,175	32,649	36,116
Selling and marketing	6,589	4,394	11,510	8,951
General and administrative	13,866	15,924	29,494	31,736
Severance and restructuring	17	41	50	355
Depreciation, amortization and accretion	5,298	6,698	9,838	14,002

Total operating expenses	49,034	45,366	93,043	93,503

Operating income	16,137	13,746	29,462	28,393
Interest (expense) income, net	(862)	4	(1,118)	7
Other income, net	7,692	180	7,897	258

Income before income tax expense (benefit)	22,967	13,930	36,241	28,658
Income tax expense (benefit)	4,372	841	(23,005)	6,684

Net income	$18,595	$13,089	$59,246	$21,974

Basic net income per common share	$0.84	$0.59	$2.68	$0.98

Diluted net income per common share	$0.82	$0.58	$2.64	$0.96

Basic weighted average common shares outstanding	22,086,848	22,307,488	22,075,185	22,479,834

Diluted weighted average common shares outstanding	22,551,862	22,620,707	22,443,417	22,793,827

Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2011	2010
	(In thousands and unaudited)

Cash flows from operating activities:
Net income	$59,246	$21,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	9,838	14,002
Amortization of deferred financing costs	273	—
Deferred income tax (benefit) expense	(23,371)	6,577
Amortization of stock based compensation	679	534
Provisions for doubtful accounts, service credits and other	490	2,400
Settlement of non-cash transaction taxes	308	(667)
(Gain)/Loss on disposals of property and equipment	(37)	22
(Gain)/Loss on disposals of narrow band PCS licenses	(7,500)	—
Changes in assets and liabilities:
Accounts receivable	(1,600)	1,996
Prepaid expenses, intangibles and other assets	1,669	(17)
Accounts payable and accrued liabilities	(8,936)	(6,188)
Customer deposits and deferred revenue	1,777	(833)

Net cash provided by operating activities	32,836	39,800

Cash flows from investing activities:
Purchases of property and equipment	(3,355)	(2,288)
Proceeds from disposals of property and equipment	35	58
Proceeds from disposals of narrow band PCS licenses	7,500	—
Acquisitions, net of cash acquired	(134,217)	—

Net cash used in investing activities	(130,037)	(2,230)

Cash flows from financing activities:
Issuance of debt	24,044	—
Repayment of debt	(14,125)	—
Deferred financing costs	(1,408)	—
Cash dividends to stockholders	(11,060)	(11,151)
Purchase of common stock	—	(6,887)

Net cash used in financing activities	(2,549)	(18,038)

Net (decrease) increase in cash and cash equivalents	(99,750)	19,532
Cash and cash equivalents, beginning of period	129,220	109,591

Cash and cash equivalents, end of period	$29,470	$129,123

Supplemental disclosure:
Interest paid	$685	$—

Income taxes paid	$817	$362

Non-cash financing activities	$27,750	$—

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2010, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2010 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2010. In the opinion of management, these unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature except for adjustments related to the acquisition of Amcom Software, Inc. and subsidiary (“Amcom”).

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

The condensed consolidated financial statements include the accounts of USA Mobility and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates and assumptions that affect the amount reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

(2) Business  — USA Mobility is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through Amcom, the Company provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and Smartphone messaging. The combined product offering is capable of addressing a customer’s mission critical communication needs. Amcom is a recognized leader in delivering software solutions, which enable seamless, critical communications. Amcom’s unified communications suite (include solutions for contact centers, emergency management, mobile event notification, and messaging) connects people across a universe of devices that is constantly expanding. Amcom’s products are used by leading organizations in healthcare, hospitality, education, business, and government.

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

(3) Risks and Other Important Factors  — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and the 2010 Annual Report, which describes key risks associated with USA Mobility’s operations and industry.

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

(4) Recent and New Accounting Pronouncements  — On May 12, 2011, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) 820. ASU 2011-04 establishes a global standard for applying fair value measurement. ASU 2011-04 is effective immediately and the adoption did not have any impact on the Company’s financial position or results of operations.

Other ASUs issued during the six months ended June 30, 2011 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

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

Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger Sub merged with and into Amcom, with Amcom surviving the merger and becoming an indirect wholly owned subsidiary of the Company. The aggregate merger consideration the Company paid to the stockholders and stock option holders of Amcom was approximately $141.6 million, $15.0 million of which was placed into an escrow fund to satisfy potential working capital adjustments and indemnification liabilities of Amcom and its stockholders. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”). The acquisition also resulted in the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumption of existing Wells Fargo debt of $27.8 million (see Note 14). The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by the Company. The Company also acquired cash of $7.4 million from Amcom.

The purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The preliminary purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributed to the assembled workforce of Amcom and other factors. Goodwill is currently assigned to the Company’s software operations, which is a reportable segment for the quarter ended June 30, 2011 (see Note 22). None of the goodwill recognized from the Amcom acquisition is expected to be deductible for income tax purposes. During the second quarter of 2011, the Company reduced accounts payable and accrued expenses and other liabilities by $0.1 million with an offsetting reduction to goodwill. The Company will continue to identify potential adjustments related to the working capital adjustment to be included in the purchase price and the fair value of assets acquired and liabilities assumed. The Company anticipates finalizing the purchase price as soon as practicable but no later than one-year from the acquisition date or March 3, 2012. The following table represents the preliminary purchase price allocation as adjusted through June 30, 2011:

(Dollars in thousands)

Cash and cash equivalents	$15,758
Receivables	8,366
Inventory	1,965
Prepaids and other current assets	5,023
Property and equipment	1,358
Other intangibles	43,539
Goodwill	131,058
Other assets	70
Accounts payable and accrued expenses	(13,876)
Customer deposits	(3,347)
Deferred revenue	(4,074)
Deferred income tax liabilties	(16,161)
Long-term debt	(27,750)
Other liabilities	(334)

Preliminary acquisition consideration	$141,595

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

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings with Wells Fargo had occurred at the beginning of the periods presented. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Amcom to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisition and the consequential tax effects.

	For the Six Months
	Ended June 30,
	2011	2010
	(Dollars in thousands)

Revenues	$126,173	$142,487
Net income	52,876	55,419
Basic net income per common share	2.40	2.47
Diluted net income per common share	2.36	2.43

During the six months ended June 30, 2011, the Company expensed $2.7 million in transaction costs related to the acquisition. These costs were included in general and administrative expenses in the accompanying condensed consolidated results of operations. The pro forma net income presented does not include these non-recurring expenses for transaction costs.

(6) Prepaid Expenses and Other  — Prepaid expenses and other were as follow for the periods stated:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Other receivables	$815	$767
Deposits	43	82
Prepaid insurance	437	616
Prepaid rent	143	282
Prepaid repairs and maintenance	412	690
Prepaid taxes	239	111
Prepaid expenses	1,687	53
Other	24	37

Total prepaid expenses and other	$3,800	$2,638

(7) Inventory  — Inventory consisted of third party hardware and software held for resale. Included in inventory at June 30, 2011 was $0.4 million of labor costs associated with implementation services, software integration, and training services for contracts in progress as of June 30, 2011. Such costs will be recognized as

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense in the period the revenue is recognized. The consolidated balances consisted of the following for the periods stated:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Purchased hardware and software, net	$2,495	$160
Work in process	350	—

Total inventory	$2,845	$160

(8) Depreciation, Amortization and Accretion  — The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended June 30, 2011 and 2010 were $3.6 million and $6.7 million and six months ended June 30, 2011 and 2010 were $7.6 million and $14.0 million, respectively, for wireless operations; and $1.7 million and $2.2 million for software operations for the three months and six months ended June 30, 2011, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Depreciation	$3,466	$6,227	$7,250	$13,028
Amortization	1,629	189	2,183	377
Accretion	203	282	405	597

Total depreciation, amortization and accretion	$5,298	$6,698	$9,838	$14,002

(9) Goodwill and Amortizable Intangible Assets  — During the second quarter of 2011, the Company reduced the carrying amount of the goodwill recognized as a result of the Amcom acquisition by $0.1 million due to purchase accounting adjustments (see Note 5). Also during the second quarter of 2011, the Company reduced goodwill by $0.2 million to reflect working capital adjustments as provided for in the Merger Agreement. Goodwill is not amortized. The Company is required to evaluate goodwill for a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has selected the fourth quarter to perform its annual impairment test. For this determination, software operations is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value.

Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from two to fifteen years.

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.4 million, and $43.6 million for software operations. The accumulated amortization for wireless operations was $0.1 million, and

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.0 million for software operations. The net consolidated balance of amortizable intangible assets consisted of the following:

		June 30, 2011
	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)

Customer relationships	10	$25,002	$(833)	$24,169
Acquired technology	2 - 4	7,083	(670)	6,413
Non-compete	3 - 5	6,182	(491)	5,691
Trademark	15	5,702	(127)	5,575

Total amortizable intangible assets		$43,969	$(2,121)	$41,848

Estimated amortization of intangible assets for future periods is as follows:

(Dollars in thousands)

For the remaining six months ending December 31, 2011	$3,091
For the year ending:
December 31, 2012	6,183
December 31, 2013	5,750
December 31, 2014	5,564
December 31, 2015	4,286
Thereafter	16,974

(10) Other Assets  — Other assets were as follow for the periods stated:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Deposits	$367	$256
Other assets	819	819

Total other assets	$1,186	$1,075

(11) Accounts Payable and Accrued Liabilities  — Accounts payable and accrued were as follow for the periods stated:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Accounts payable	$1,952	$3,284
Accrued network costs	1,509	1,695
Accrued taxes	5,258	4,547
Asset retirement obligations — short-term	1,560	2,027
Accrued outside services	1,965	1,473
Accrued other	1,106	1,110
Escheat liability — short-term	426	548
Accrued interest	171	—
Deferred rent — short-term	203	83
Dividends payable	16	27

Total accounts payable and accrued liabilities	$14,166	$14,794

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued taxes are based on the Company’s estimate of outstanding state and local taxes. This balance may be adjusted in the future as the Company settles with various taxing jurisdictions.

(12) Asset Retirement Obligations  — The Company recognizes liabilities and corresponding assets for future obligations associated with the retirement of assets. USA Mobility has paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At December 31, 2010, the Company had recognized cumulative asset retirement costs of $2.3 million. During the first quarter of 2011, the Company recorded an increase of $36,900 in asset retirement costs. During the second quarter of 2011, there was no change to asset retirement costs. At June 30, 2011 cumulative asset retirement costs were $2.4 million. The asset retirement cost additions during the six months ended June 30, 2011 reflect increased paging equipment assets that are being depreciated over the related estimated life of 57 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities were as follows:

	Short-Term	Long-Term
	Portion	Portion	Total
	(Dollars in thousands)

Balance at December 31, 2010	$2,027	$8,194	$10,221
Accretion	53	352	405
Additions	—	37	37
Reclassifications	791	(791)	—
Amounts paid	(1,311)	—	(1,311)

Balance at June 30, 2011	$1,560	$7,792	$9,352

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2011.

(13) Deferred Revenue  — Deferred revenue on a consolidated basis at June 30, 2011 was $12.1 million for the current portion and $0.3 million for the non-current portion. Deferred revenue at June 30, 2011 primarily consists of unearned maintenance revenue and customer deposits for installation services. Unearned maintenance revenue represents a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Customer deposits for installation represent a contractual liability to provide installation services for which payments have been received. The Company will recognize revenue when the service or software is provided or otherwise meets the revenue recognition criteria.

The following table outlines the expected future recognition of deferred revenue at June 30, 2011:

(Dollars in thousands)

For the quarter ending:
September 30, 2011	$5,885
December 31, 2011	2,151
March 31, 2012	1,665
June 30, 2012	2,428
Thereafter	287

(14) Long-Term Debt — The Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo to finance a portion of the consideration to acquire Amcom. The Credit Agreement provides for a maximum term loan amount of $42.5 million and a maximum revolver amount of $10.0 million. Both

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term loan and revolver are subject to mandatory repayments commencing on June 30, 2011 with full repayment of both the term loan and revolver by September 3, 2014. The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by the Company. During the three months ended June 30, 2011, the Company repaid $14.1 million of its debt obligation of which $3.1 million was a mandatory repayment. As of June 30, 2011 the total debt outstanding was $37.8 million. The Company also had outstanding a letter of credit of $0.6 million in support of a customer which was released in July 2011.

Both the term loan and revolver are subject to variable interest rates. The Company may elect to pay interest at:

1. the LIBOR Rate (as defined in the Credit Agreement) plus 3.75% or

2. the Base Rate (as defined in the Credit Agreement) plus 3.75%.

The LIBOR Rate is defined as the greater of (a) 1.5% or (b) the published rate per annum for LIBOR from a designated reporting service. The Base Rate means the greatest of (a) 2.5% per annum, (b) the Base LIBOR Rate (as defined), (c) the Federal Funds rate plus 1/2%, or (d) Wells Fargo’s announced prime rate.

The Company may make a LIBOR Rate election for any amount of its debt for a period of 1, 2 or 3 months at a time; however, the Company may not have more than 5 individual LIBOR Rate loans in effect at any given time. The Company may only exercise the LIBOR Rate election for an amount of at least $1.0 million.

As of June 30, 2011 the Company has elected the LIBOR Rate option and owes interest on its outstanding debt at 5.25% (the LIBOR Rate floor of 1.5% plus 3.75%). Based on currently prevailing interest rates the Company expects that it will continue to elect the LIBOR Rate option for amounts outstanding under the Credit Agreement.

The Company is exposed to changes in interest rates, primarily as a result of using bank debt to finance its acquisition of Amcom. The floating interest rate debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR Rate should the LIBOR Rate exceed the floor of 1.5%. As of June 30, 2011, the Company has no derivative financial instruments outstanding to manage its interest rate risk.

The table below presents principal cash flows and related interest rates by year of maturity of the Company’s debt.

(Dollars in thousands)

Revolving Loan at LIBOR with a minimum rate of 1.5% and margin rate of 3.75%. Interest rate at June 30, 2011 of 5.25%.
Due Through June 30, 2012	$3,750
Thereafter	4,447

Total Revolver	8,197

Term Loan at LIBOR with a minimum rate of 1.5% and margin rate of 3.75%. Interest rate at June 30, 2011 of 5.25%.
Due Through June 30, 2012	8,125
Due Through June 30, 2013	9,375
Due Through June 30, 2014	7,500
Thereafter(1)	4,625

Total Term Loan	29,625

Total debt outstanding at June 30, 2011	$37,822

(1)	The maturity date for the Term Loan is September 3, 2014.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to certain financial covenants on a quarterly basis under the terms of its Credit Agreement. These financial covenants consist of a leverage ratio, a fixed charge coverage ratio, and minimum maintenance fee revenue. The Company is required to comply with these covenants starting on June 30, 2011. The Company is in compliance with all of the required financial covenants as of June 30, 2011.

(15) Other Long-Term Liabilities  — Other long-term liabilities at June 30, 2011 were as follow for the periods stated:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Asset retirement obligations — long-term	$7,792	$8,194
Cash award — 2009 LTIP	1,774	1,453
Dividends payable — LTIP	1,189	1,021
Escheat liability — long-term	668	730
Deferred rent and other	384	389

Total other long-term liabilities	$11,807	$11,787

(16) Stockholders’ Equity  — The authorized capital stock of the Company consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity.  Changes in stockholders’ equity for the six months ended June 30, 2011 consisted of:

(Dollars in thousands)

Balance at January 1, 2011	$184,390
Net income for the six months ended June 30, 2011	59,246
Cash dividends declared	(11,217)
Issued, purchased, retired common stock, and other	471
Amortization of stock based compensation	679

Balance at June 30, 2011	$233,569

General.  At June 30, 2011 and December 31, 2010, there were 22,100,815 and 22,066,805 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At June 30, 2011, the Company had no stock options outstanding.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plan from inception through June 30, 2011:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(337,147)
2011 LTIP	(211,587)
STIP(2)	(108,254)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(71,114)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	80,104
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at June 30, 2011	962,964

(1)	On November 14, 2008, the Company’s Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009, the Company’s Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)	Pursuant to his employment agreement, Mr. Vincent D. Kelly, the Company’s President and Chief Executive Officer (“CEO”), received 50 percent of his Short-Term Incentive Plan (“STIP”) award in common stock of the Company. In relation to his 2009 STIP award, on March 4, 2010 Mr. Kelly received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share. In relation to his 2010 STIP award, on March 4, 2011 Mr. Kelly received 47,455 shares of common stock based on the closing stock price on February 25, 2011 of $15.21 per share.

(3)	19,605 existing RSUs were converted into shares of the Company’s common stock and issued to the non-executive members of the Company’s Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of the Company’s Board of Directors for services performed.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing $3.0 million (prior to the effect of forfeitures) to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation expense for the three months ended June 30, 2011 and 2010, respectively; and a total of $0.4 million was included in stock based compensation for the six months ended June 30, 2011 and 2010, respectively, in relation to the 2009 LTIP.

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

The Company is ratably recognizing $2.8 million (prior to the effect of forfeitures) to expense over the 48-month vesting period. A total of $0.2 million was included in payroll and related expense for the three months ended June 30, 2011 and 2010, respectively; and a total of $0.4 million was included in payroll and related expenses for each of the six months ended June 30, 2011 and 2010, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2011 LTIP.  On March 15, 2011, the Company’s Board of Directors adopted a long-term incentive program that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals, established by the Company’s Board of Directors for revenue and operating cash flows for the Company (including Amcom) during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. For the purpose of the 2011 LTIP as it relates to Amcom, the performance period is considered as April 1, 2011 through December 31, 2014. On April 7, 2011, the Company’s Board of Directors granted eligible employees from Amcom RSUs under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on April 6, 2011 of $15.41. The Company’s Board of Directors awarded 211,587 RSUs to certain eligible employees at Amcom and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs granted under the Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. The Company used the fair-value based method of accounting for the 2011 LTIP and is amortizing $2.9 million (prior to the effect of forfeitures) to expense over the 45-month vesting period beginning on April 1, 2011. A total of $0.2 million was included in stock based compensation expense for the three months ended June 30, 2011 in relation to the 2011 LTIP.

Board of Directors Equity Compensation.  On August 1, 2007, for periods of service beginning on July 1, 2007, the Company’s Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the Equity Plan for their

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table details information on the restricted stock vested by or awarded to the Company’s non-executive directors in 2011.

						Restricted
			Restricted	Restricted		Stock	Cash
Service for the		Price Per	Stock	Stock		Awarded and	Dividends
Three Months Ended	Grant Date	Share(1)	Awarded	Vested	Vesting Date	Outstanding	Paid(2)

December 31, 2009	January 2, 2010	11.01	4,767	(4,767)	January 3, 2011	—	$9,534
March 31, 2010	April 1, 2010	12.67	4,143	(4,143)	April 1, 2011	—	4,143
June 30, 2010	July 1, 2010	12.92	4,063	(4,063)	July 1, 2011	—	8,126
September 30, 2010	October 1, 2010	16.03	3,276	—	October 1, 2011	3,276	—
December 31, 2010	January 3, 2011	17.77	2,955	—	January 2, 2012	2,955	—
March 31, 2011	April 1, 2011	14.48	3,627	—	April 2, 2012	3,627	—
June 30, 2011	July 1, 2011	15.26	3,439	—	July 2, 2012	3,439	—

Total			26,270	(12,973)		13,297	$21,803

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly grant date.

(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to the Company’s non-executive directors. These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

The Company used the fair-value based method of accounting for the equity awards. A total of $52,500 was included in stock based compensation expense for each of the three months ended June 30, 2011 and 2010, respectively; and a total of $0.1 million was included in stock based compensation expense for each of the six months ended June 30, 2011 and 2010, respectively.

The following table details information on the cash dividends declared in 2011 relating to the restricted stock issued to the Company’s non-executive directors:

			Payment	Per Share	Total
Year	Declaration Date	Record Date	Date	Amount	Amount

2011	February 23	March 17	March 31	$0.25	$3,609
	May 4	May 20	June 24	0.25	3,480

Total				$0.50	$7,089

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Board of Directors Common Stock.  As of June 30, 2011, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Dividends to Stockholders.  The following table details the Company’s cash dividend payments made during 2011. Cash dividends paid as disclosed in the statements of cash flows for the six months ended June 30, 2011 and 2010 include previously declared cash dividends on shares of vested restricted stock issued to the non-executive directors of the Company’s Board of Directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

	Declaration	Record	Payment	Per Share	Total
Year	Date	Date	Date	Amount	Payment(1)
					(Dollars in
					thousands)

2011	February 23	March 17	March 31	$0.25	$5,531
	May 4	May 20	June 24	0.25	5,529

Total				$0.50	$11,060

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

Future Cash Dividends to Stockholders.  On July 27, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of August 19, 2011, and a payment date of September 9, 2011. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

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

From the inception of the common stock repurchase program through December 31, 2010, the Company has repurchased a total of 5,556,331 shares of its common stock under this program for approximately $51.7 million (excluding commissions). Repurchased shares of the Company’s common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. There was approximately $16.1 million of common stock repurchase authority remaining under the program as of December 31, 2010. This repurchase authority allowed the Company, at management’s discretion, to selectively repurchase shares of its common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

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

Additional Paid-in Capital.  For the six months ended June 30, 2011, additional paid-in capital increased by $1.2 million. The increase in 2011 was due primarily to amortization of stock based compensation and a net issuance of common stock under the 2010 STIP to the Company’s CEO after purchase of common stock from the executive for tax withholdings.

Net Income per Common Share.  Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2011, the Company acquired a total of 20,027 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded on March 4, 2011 related to the 2010 STIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of June 30, 2011. For the six months ended June 30, 2011, no shares of common stock were repurchased by the Company under its common stock repurchase program. The components of basic and diluted net income per common share for the six months ended June 30, 2011 and 2010, respectively, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share amounts)

Net income	$18,595	$13,089	$59,246	$21,974

Weighted average shares of common stock outstanding	22,086,848	22,307,488	22,075,185	22,479,834
Dilutive effect of restricted stock and RSUs	465,014	313,219	368,232	313,993

Weighted average shares of common stock and common stock equivalents	22,551,862	22,620,707	22,443,417	22,793,827

Net income per common share
Basic	$0.84	$0.59	$2.68	$0.98

Diluted	$0.82	$0.58	$2.64	$0.96

(17) Stock Based Compensation  — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense was $0.3 million for each of the three months ended June 30, 2011 and 2010, respectively, and $0.5 million for each of the six months ended June 30, 2011 and 2010, respectively for wireless operations and

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.2 million for both the three months and six months ended June 30, 2011 for software operations. The following table reflects the results of operations line items for stock based compensation expense for the periods stated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Operating Expense Category	2011	2010	2011	2010
	(Dollars in thousands)

Service, rental and maintenance	$6	$7	$11	$13
Selling and marketing	16	22	33	39
General and administrative	432	242	635	482

Total stock based compensation	$454	$271	$679	$534

(18) Research and Product Development  — Research and product development costs are expensed as incurred. Costs eligible for capitalization were not material to the consolidated financial statements.

(19) Advertising Costs — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. The Company does not incur any direct response advertising costs. Advertising expenses were $7,100 and a benefit of $25,900 for the three months ended June 30, 2011 and 2010, respectively, and $12,400 and $50,400 for the six months ended June 30, 2011 and 2010, respectively for wireless operations and $0.1 million and $0.2 million for the three months and six months ended June 30, 2011, respectively, for software operations.

(20) Income Taxes  — The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Internal Revenue Service (“IRS”) has issued a no change report on its audit of the Company’s 2007 and 2008 Federal income tax returns. The IRS Joint Committee Review Staff completed their review of the Company’s 2005 net operating loss carry-back claim of $4.2 million (excluding interest) and submitted their report approving the refund to the Congressional Joint Committee on Taxation.

Amcom has received a no change IRS report on its audit of the fiscal year ended March 31, 2009 Federal income tax return. Since Amcom is now part of the USMO affiliated group, it will change its fiscal year to a calendar year end.

The Company is required to evaluate the recoverability of its deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. Based on the acquisition of Amcom during the first quarter of 2011, and improved results of wireless operations, management concluded that an additional amount of its deferred income tax assets was more likely than not recoverable at June 30, 2011. During the first quarter of 2011, management evaluated the forecasted future taxable income of both software and wireless operations based on a five-year projection and reduced the valuation allowance by $32.4 million through March 31, 2011. During the second quarter of 2011, management revised the 2011 projection based on wireless’ improved performance which resulted in an additional decrease to the valuation allowance of $5.2 million through June 30, 2011.

At June 30, 2011, the Company had deferred income tax assets of $192.4 million and a valuation allowance of $133.9 million resulting in an estimated recoverable amount of deferred income tax assets of $58.5 million. This reflects a net reduction of the valuation allowance of $37.0 million (which excludes other net reductions of $0.2 million) from the December 31, 2010 balance of $170.9 million.

The balances of the valuation allowance as of June 30, 2011 and December 31, 2010 were $133.9 million and $170.9 million, respectively. Included in the valuation allowance were $0.7 million and $0.7 million for foreign operations at June 30, 2011 and December 31, 2010, respectively.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The anticipated effective income tax rate is expected to differ from the Federal statutory rate of 35% due to changes in the deferred income tax asset valuation allowance, the effect of state income taxes, permanent differences between financial and taxable income, and non-recurring discrete items.

(21) Related Party Transactions  — Since November 16, 2004, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For both the three months ended June 30, 2011 and 2010, the Company paid $2.0 million and $2.7 million in site rent expenses, respectively, and the Company paid $4.7 million and $5.4 million, respectively, in site rent expenses to this entity that were included in service, rental and maintenance expenses for the six months ended June 30, 2011 and 2010.

(22) Segment Reporting  — With the acquisition of Amcom on March 3, 2011, USA Mobility currently has two reportable operating segments: a Wireless segment and a Software segment. These segments are operated and managed as strategic business units and are organized by products and services. The Company measures and evaluates its segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

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

The Company uses a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under the Company’s annual Short-Term Incentive Plan (“STIP”) for each segment. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the key financial metrics of the Company’s segments for the periods stated:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in thousands)

Revenues:
Wireless	$52,091	$59,112	$104,627	$121,896
Software	13,080	—	17,878	—

Total revenues	65,171	59,112	122,505	121,896

Operating expenses:
Wireless	35,314	45,366	74,931	93,503
Software	13,720	—	18,112	—

Total operating expenses	49,034	45,366	93,043	93,503

Operating income (loss):
Wireless	16,777	13,746	29,696	28,393
Software	(640)	—	(234)	—

Total operating income (loss)	16,137	13,746	29,462	28,393

EBITDA (as defined by the Company):
Wireless	20,395	20,444	37,346	42,395
Software	1,040	—	1,954	—

Total EBITDA	21,435	20,444	39,300	42,395

% of revenue	32.9%	34.6%	32.1%	34.8%
Capital expenditures:
Wireless	1,721	563	3,215	2,288
Software	133	—	140	—

Total capital expenditures	1,854	563	3,355	2,288

% of revenue	2.8%	1.0%	2.7%	1.9%
OCF (as defined by the Company):
Wireless	18,674	19,881	34,131	40,107
Software	907	—	1,814	—

Total OCF	19,581	19,881	35,945	40,107

% of revenue	30.0%	33.6%	29.3%	32.9%

Segment information for total assets is not presented as such information is not used in measuring segment performance or allocating resources among segments.

(23) Commitments and Contingencies  — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of June 30, 2011, USA Mobility does not have any material outstanding lawsuits.

There were no material changes during the quarter ended June 30, 2011 to the legal contingencies previously reported in the 2010 Annual Report.

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

Overview

For the discussion and analysis below, the Company presumes that readers have access and read the discussion and analysis contained in the 2010 Annual Report. In addition, the following discussion and analysis should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2010 Annual Report.

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

The operations of Amcom have been included in the consolidated results of the Company from March 3, 2011. In addition, the Company has reflected the preliminary purchase price allocation for Amcom as of March 3, 2011 (See Note 5 of the Unaudited Notes to Condensed Consolidated Financial Statements). Effective with the periods ending June 30, 2011, the Company reflects the software operations as a separate reportable segment.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2011		2011		2010
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	1,655	93.0%	1,699	92.9%	1,870	92.3%
Indirect	124	7.0%	129	7.1%	157	7.7%

Total	1,779	100.0%	1,828	100.0%	2,027	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2011		2011		2010
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	74	4.5%	79	4.7%	95	5.1%
4 to 10 Units	45	2.7%	48	2.8%	58	3.1%
11 to 50 Units	106	6.4%	114	6.7%	140	7.5%
51 to 100 Units	68	4.1%	72	4.2%	86	4.6%
101 to 1000 Units	411	24.8%	424	25.0%	483	25.8%
> 1000 Units	951	57.5%	962	56.6%	1,008	53.9%

Total direct units in service	1,655	100.0%	1,699	100.0%	1,870	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of		As of		As of
	June 30,		March 31,		June 30,
	2011		2011		2010
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,630	91.6%	1,675	91.6%	1,831	90.3%
Two-way messaging	149	8.4%	153	8.4%	196	9.7%

Total	1,779	100.0%	1,828	100.0%	2,027	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand for its wireless services will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the changes in United States economy resulting from increased unemployment rates nationwide. To the extent that unemployment may significantly increase throughout 2011, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

USA Mobility derives the majority of its revenues from fixed monthly or other periodic fees charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally based upon the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service or net disconnect rate. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of the Company’s success at retaining subscribers, which is important in order to maintain recurring revenues and to control operating expenses.

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2011		March 31, 2011		June 30, 2010
	Gross		Gross		Gross
Distribution Channel	Placements	Disconnects	Placements	Disconnects	Placements	Disconnects
	(Units in thousands)

Direct	61	105	50	102	68	128
Indirect	3	8	2	11	4	16

Total	64	113	52	113	72	144

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
Account Size	2011	2011	2010

1 to 3 Units	(6.3%)	(6.2%)	(5.8%)
4 to 10 Units	(6.8%)	(6.2%)	(6.0%)
11 to 50 Units	(6.5%)	(7.7%)	(6.1%)
51 to 100 Units	(5.4%)	(5.7%)	(6.5%)
101 to 1000 Units	(3.3%)	(2.7%)	(3.3%)
> 1000 Units	(1.0%)	(1.8%)	(1.9%)

Total direct net unit loss %	(2.6%)	(3.0%)	(3.1%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
	June 30,	March 31,	June 30,
Distribution Channel	2011	2011	2010

Direct	$8.92	$8.89	$9.06
Indirect	6.40	6.49	6.65
Consolidated	8.74	8.72	8.87

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended June 30, 2011 from the quarter ended June 30, 2010 was due to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase and no selected price increases were implemented during the six months ended June 30, 2011 while there were selected price increases implemented during the same period in 2010. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2011 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated:

	For the Three Months Ended
	June 30,	March 31,	June 30,
Account Size	2011	2011	2010

1 to 3 Units	$15.74	$15.57	$15.37
4 to 10 Units	14.65	14.53	14.35
11 to 50 Units	12.38	12.19	12.01
51 to 100 Units	10.68	10.59	10.76
101 to 1000 Units	9.10	9.00	8.93
> 1000 Units	7.49	7.47	7.63

Total direct ARPU	$8.92	$8.89	$9.06

Software Operations

Amcom’s primary business is the sale of software, professional services (consulting and training), equipment sales (to be used in conjunction with the software) and post-contract support (on-going maintenance). The software is licensed to end users under an industry standard software license agreement. The Company’s software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use with little or no customization. Such sales generate license fees (or revenues). In addition to the license fees, Amcom generates revenue through the delivery of implementation services and training, annual maintenance revenues and the sale of third party equipment for use with the software.

Amcom develops, sells and supports enterprise-wide systems for organizations needing to automate, centralize and standardize mission critical communications. These solutions are used for contact centers, emergency management, mobile event notification and messaging. Amcom is focused on marketing these solutions to the healthcare, government and large enterprise sectors. These areas of market focus compliment the market focus of the Company’s wireless operations outlined below. Amcom has offices in Minnesota, New York, Florida, New Hampshire and Australia. Amcom has a sales presence and customer base both domestically and internationally, specifically in Europe and Australia.

Amcom does have a number of competitors whose software products compete with one or more modules of Amcom’s unified communications solution. Currently, there are no competitors that offer a similar comprehensive set of software modules that match Amcom’s product offerings. Based on the current competitive environment, the Company does not foresee in the near term any competitor developing a comprehensive set of modular software products that will completely match Amcom’s current software products.

Marketing.  Amcom has a centralized marketing function which is focused on supporting its software products and vertical sales efforts by strengthening the Amcom brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.

Sales.  Amcom sells its software products through a direct and channel sales force. The direct sales effort is geographically focused with the exception of dedicated government and certain large enterprise sales specialists. The direct sales force targets unified communication executives such as chief information officers, information technology directors, telecommunications directors and contact center managers. The timing for a direct sale from initial contact to final sale ranges from 6 to 18 months depending on the type of software solution. The average size for a new sale is approximately $140,000, with the sale of additional modules or software upgrades estimated at $50,000.

The direct sales force is complemented by a channel sales force consisting of a dedicated team of managers. These managers coordinate relationships with telecommunication focused alliance partners who provide sales introductions for Amcom’s sales direct sales force.

Professional Services.  Amcom offers implementation services for its software products. These implementation services are provided by a dedicated group of professional service employees. Amcom’s professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of its implementation methodology, Amcom manages the various aspects of the process through a professional services automation tool. A typical implementation process ranges from 60 to 90 days depending on the type of implementation.

Customer Support.  To support its software products Amcom has established a dedicated customer support organization. Due to the mission critical nature of its software products Amcom provides 24 hours a day, 7 days a week, 365 days a year customer support that customers can access via telephone, email or the Internet.

Product Development.  Amcom maintains a product development group focused on developing new software products and enhancing existing products. The product development group uses a methodology that balances enhancement requests from a number of sources including customers, the professional services staff, customer support incidents, known defects, market and technology trends and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenues, customer/ employee satisfaction, possible cost savings and development time and expense.

Operations revenue is recognized when the application is installed and operational at the customer location. It consists of software license revenue, professional services revenue and equipment sales. Maintenance revenue is for ongoing support of a software application and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the second quarter of 2011 were 99.9%. Maintenance revenues for the three months and six months ended June 30, 2011 included a reduction of $2.6 million and $3.5 million, respectively, required by acquisition accounting to reflect fair value. Revenue from software operations is included in product sales, net of credits in the condensed consolidated results of operations. The detailed breakout of revenues by component from software operations was as follows:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
Revenue	2011	2011(1)
	(Dollars in thousands)

Software license	$4,557	$6,293
Professional services	2,787	4,138
Equipment sales	2,574	3,370

Total operations revenue	9,918	13,801
Maintenance revenue(2)	3,162	4,077

Total software operations revenue	$13,080	$17,878

(1)	Software operations revenue reflect results from March 3, 2011 to June 30, 2011.
(2)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect the fair value.

Software operations reported bookings of $15.2 million and $28.8 million for the three months and six months ended June 2011, respectively, which represented all purchase orders received from customers during the respective periods (irrespective of revenue type). The following table summarizes bookings for the periods stated:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
Bookings	2011	2011
	(Dollars in thousands)

Operations revenue	$7,900	$16,583
Maintenance renewals	7,258	12,239

Total bookings	$15,158	$28,822

Software operations reported a backlog of $20.5 million and $18.9 million at June 30, 2011 and March 31, 2011, respectively, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles the Company’s reported backlog at specified dates:

	June 30,	March 31,
Backlog	2011	2011
	(Dollars in thousands)

Beginning balance	$18,869	$17,425
Bookings for the three months	15,158	13,664

Available	$34,027	$31,089
Recognized revenue/other(1)	(13,549)	(12,220)

Total backlog	$20,478	$18,869

(1)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses, and telecommunication expenses for both the three months and six months ended June 30, 2011.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations. The Company has reduced its wireless employee base by approximately 20.7% to 475 full-time equivalent employees (“FTEs”) at June 30, 2011 from 599 FTEs at June 30, 2010. The software operations had 248 FTEs at June 30, 2011, which was an increase from 245 FTEs at March 31, 2011. The Company anticipates continued staffing reductions in 2011 for wireless operations.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced the number of active transmitters by 16.9% to 5,253 active transmitters at June 30, 2011 from 6,319 active transmitters at June 30, 2010.

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

Also on August 24, 2010, the Company and Sensus executed the Asset Purchase Agreement (“Purchase Agreement”), which called for the sale, transfer, assignment and delivery of certain licenses to Sensus in exchange for $8.0 million. The Company and Sensus also executed Long Term De Facto Spectrum Transfer Lease Agreements (“Lease Agreements”) for the use of the licenses pending the sale to Sensus in exchange for a combined lease payment of $0.5 million, which will be applied towards the purchase price of $8.0 million. Both the Purchase Agreement and the Lease Agreements required Federal Communications Commission (“FCC”) approval. After approval by the FCC on April 11, 2011, the Company received the final payment of $7.5 million and recognized the gain on sale as other non-operating income in the second quarter of 2011. The gain on sale of $7.5 million was included in the review of the deferred income tax asset valuation allowance and income tax expense for 2011. Revenue relating to the lease payment of $0.5 million was recognized ratably as earned as part of service, rental and maintenance revenue throughout the lease period.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended June 30, 2011 and 2010

	For the Three Months Ended June 30,						Change Between
	2011			2010			2011 and 2010
	Wireless	Software(1)	Total	Wireless	Software	Total	Total	%
			(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$49,286	$—	$49,286	$56,380	$—	$56,380	$(7,094)	(12.6%)
Product sales, net	2,805	13,080	15,885	2,732	—	2,732	13,153	481.4%

Total	$52,091	$13,080	$65,171	$59,112	$—	$59,112	$6,059	10.3%

Selected operating expenses:
Cost of products sold	$1,171	$5,906	$7,077	$1,134	$—	$1,134	$5,943	524.1%
Service, rental and maintenance	14,211	1,976	16,187	17,175	—	17,175	(988)	(5.8%)
Selling and marketing	3,946	2,643	6,589	4,394	—	4,394	2,195	50.0%
General and administrative	12,351	1,515	13,866	15,924	—	15,924	(2,058)	(12.9%)
Severance and restructuring	17	—	17	41	—	41	(24)	(58.5%)

Total	$31,696	$12,040	$43,736	$38,668	$—	$38,668	$5,068	13.1%

FTEs	475	248	723	599	—	599	124	20.7%

Active transmitters	5,253	—	5,253	6,319	—	6,319	(1,066)	(16.9%)

(1)	Product sales is net of software maintenance revenue reduction required by acquisition accounting to reflect the fair value.

Revenues — Wireless

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. Wireless’ total revenues were $52.1 million and $59.1 million for the three months ended June 30, 2011 and

2010, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$38,357	$42,913
Two-way messaging	6,542	8,711

	44,899	51,624

Indirect:
One-way messaging	1,666	2,253
Two-way messaging	755	998

	$2,421	$3,251

Total paging:
One-way messaging	$40,023	$45,166
Two-way messaging	7,297	9,709

Total paging revenue	47,320	54,875
Non-paging revenue	1,966	1,505

Total service, rental and maintenance revenues, net	$49,286	$56,380

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2011 and 2010 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Three Months Ended
	As of June 30,			June 30,			Change Due To:
	2011	2010	Change	2011(1)	2010(1)	Change	ARPU	Units
	(Units in thousands)				(Dollars in thousands)

One-way messaging	1,630	1,831	(201)	$40,023	$45,166	$(5,143)	$(62)	$(5,081)
Two-way messaging	149	196	(47)	7,297	9,709	(2,412)	(10)	(2,402)

Total	1,779	2,027	(248)	$47,320	$54,875	$(7,555)	$(72)	$(7,483)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Revenues — Software

Product sales for software operations were $13.1 million. Product revenue for software operations reflects software license revenue, professional services revenue, equipment sales and maintenance revenue. Operations revenue from software licenses, professional services and equipment sales was $9.9 million. Maintenance revenue was $3.2 million. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. For the period April 1 through June 30, 2011, maintenance revenue has been reduced by

$2.6 million to reflect the required reduction to fair value as required by acquisition accounting. The table below details total product sales for software operations for the periods stated:

For the Three
Months Ended June 30,
2011
(Dollars in thousands)

Software license	$4,557
Professional services	2,787
Equipment sales	2,574

Operations revenue	$9,918

Maintenance(1)	3,162

Total software operations revenue	$13,080

(1)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect the fair value.

Operating Expenses — Consolidated

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by wireless segment’s customers and costs associated with software sales and installation costs. The increase of $5.9 million for the three months ended June 30, 2011 compared to the same period in 2010 was due primarily to cost of products sold for software operations of $5.9 million of the total $7.1 million of cost of products sold.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Three Months Ended June 30,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$5,962	9.1%	$8,283	14.0%	$(2,321)	(28.0%)
Telecommunications	2,880	4.4%	3,467	5.9%	(587)	(16.9%)
Payroll and related	5,651	8.7%	4,444	7.5%	1,207	27.2%
Stock based compensation	6	0.0%	7	0.0%	(1)	(14.3%)
Other	1,688	2.6%	974	1.7%	714	73.3%

Total service, rental and maintenance	$16,187	24.8%	$17,175	29.1%	$(988)	(5.8%)

FTEs — Wireless	179		208		(29)	(13.9%)

FTEs — Software	101		—		101	—

As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2011 decreased $1.0 million or 5.8% from the same period in 2010 due to the following variances:

•	Site rent — The decrease of $2.3 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 16.9% in the second quarter of 2011 from the prior year quarter. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower month-to-month rent per site in 2011, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $0.6 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2011.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel for wireless operations and professional services, product development and technical support personnel for software operations. Payroll and related expenses for software operations represented $1.5 million of the total $5.7 million of payroll and related expenses for 101 FTEs at June 30, 2011. The increase in payroll and related expenses of $1.2 million was due primarily to software operations payroll and related costs, partially offset by a reduction in headcount of 29 FTEs to 179 FTEs at June 30, 2011 from 208 FTEs at June 30, 2010 for wireless operations. Payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the addition of 101 FTEs for software operations. The Company believes it is cost beneficial to perform the repair functions in-house.

•	Stock based compensation — Stock based compensation expenses decreased for the three months ended June 30, 2011 compared to the same period in 2010 due to lower amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees under the 2009 Long-Term Incentive Program (“LTIP”).

•	Other — The increase of $0.7 million in other expenses and as a percentage of revenue was due to an increase in wireless operations costs of $0.3 million due to higher repairs and maintenance expenses of $0.2 million and miscellaneous expenses of $0.1 million. In addition, software operations costs were $0.4 million which consisted of $0.2 million in outside service expenses and $0.2 million in other miscellaneous expenses. Other expenses for software operations represented $0.4 million of the total $1.7 million of other expenses.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Three Months Ended June 30,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$3,637	5.6%	$2,814	4.8%	$823	29.2%
Commissions	1,948	3.0%	1,367	2.3%	581	42.5%
Stock based compensation	16	0.0%	22	0.0%	(6)	(27.3%)
Other	988	1.5%	191	0.3%	797	417.3%

Total selling and marketing	$6,589	10.1%	$4,394	7.4%	$2,195	50.0%

FTEs — Wireless	113		149		(36)	(24.2%)

FTEs — Software	120		—		120	—

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.8 million or 29.2% and as a percentage of revenue for the three months ended June 30, 2011 compared to the same period in 2010 primarily due to the payroll and related costs for software operations, partially offset by lower costs for wireless operations. The sales and marketing staff are all involved in selling the Company’s paging and software products and services domestically and internationally as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base for wireless operations and to identify business opportunities for additional or future software sales. Amcom has a centralized marketing function which is focused on supporting its software products and vertical sales efforts by strengthening the Amcom brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Amcom sells its software products through a direct and channel sales force that consists of a dedicated team of managers. The Company has reduced the overall cost of its selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees. Total FTEs declined by 36 FTEs to 113 FTEs at June 30, 2011 from 149 FTEs at June 30, 2010 for wireless operations. Payroll and related expenses for software operations represented $1.3 million of the total $3.6 million of payroll and related expenses for 120 FTEs at June 30, 2011.

Commission expenses increased by $0.6 million and as a percentage of revenue for the three months ended June 30, 2011 compared to the same period in 2010 due primarily to commission expenses for software operations. Commission expenses for software operations represented $0.7 million of the total $1.9 million of commission expenses. The increase of $0.8 million in other expenses and as a percentage of revenue was due to increases in miscellaneous expenses of $0.2 million for wireless operations and $0.6 million in costs for the software operations which consisted of $0.3 million in travel and entertainment, $0.2 million in advertising expenses and $0.1 million in other miscellaneous expenses. Other expenses for software operations represented $0.6 million of the total $1.0 million of other expenses.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Three Months Ended June 30,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$6,482	9.9%	$6,621	11.2%	$(139)	(2.1%)
Stock based compensation	432	0.7%	242	0.4%	190	78.5%
Bad debt	(80)	(0.1%)	594	1.0%	(674)	(113.5%)
Facility rent	1,025	1.6%	1,326	2.2%	(301)	(22.7%)
Telecommunications	397	0.5%	603	1.0%	(206)	(34.2%)
Outside services	2,452	3.8%	3,185	5.4%	(733)	(23.0%)
Taxes, licenses and permits	2,190	3.4%	1,836	3.1%	354	19.3%
Other	968	1.5%	1,517	2.6%	(549)	(36.2%)

Total general and administrative	$13,866	21.3%	$15,924	26.9%	$(2,058)	(12.9%)

FTEs — Wireless	183		242		(59)	(24.4%)

FTEs — Software	27		—		27	—

As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2011 decreased $2.1 million, or 12.9%, from the same period in 2010 due primarily to lower outside service expenses, bad debt expenses and facility rent expenses; partially offset by higher tax, license and permit expense. The percentage of expense to revenue decreased for the three months ended June 30, 2011 compared to the same period in 2010 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $0.1 million due primarily to lower payroll and related expenses for wireless operations due to headcount reductions, partially offset by payroll and related expenses for software operations of $1.1 million for 27 FTEs at June 30, 2011. Total FTEs declined by 59 FTEs to 183 FTEs at June 30, 2011 from 242 FTEs at June 30, 2010 for wireless operations.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless operations and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.2 million for the three months ended June 30, 2011 compared to the same period in 2010 due to lower amortization of compensation expense related to the 2009 LTIP for wireless operations, partially offset by an increase in amortization of compensation expense for the three months ended June 30, 2011 due to the 2011 LTIP for software operations. Stock based compensation expenses for software operations represented $0.2 million of the total $0.4 million of stock based compensation expenses.

•	Bad debt — The decrease of $0.7 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service. Bad debt expenses for software operations represented $70,000 of the total benefit of $80,000 of bad debt expenses.

•	Facility rent — The decrease of $0.3 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand. Facility rent expenses for software operations represented $0.3 million of the total $1.0 million of facility rent expenses.

•	Telecommunications — The decrease of $0.2 million in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The decrease of $0.7 million in outside service expenses was due primarily to reduction in legal fees of $0.3 million, transaction and integration costs related to the acquisition of Amcom of $0.2 million, audit-related and tax service fees of $0.1 million and outsourced customer service of $0.1 million. Outside service expenses for software operations represented $25,000 of the total $2.5 million of outside service expenses.

•	Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.4 million was primarily due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability, partially offset by lower gross receipts and property taxes for the three months ended June 30, 2011 compared to the same period in 2010. These taxes are based on the lower revenue and property base resulting from the Company’s operations.

•	Other — The decrease of $0.5 million in other expenses was due to a decrease of $0.3 million for wireless operations which consisted of reductions in repairs and maintenance of $0.1 million, insurance expenses of $0.1 million and various other expenses of $0.1 million. In addition, software operations had a net credit of $0.2 million.

Severance and Restructuring.  Severance and restructuring expenses decreased to $17,000 for the three months ended June 30, 2011 for restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations. This was a decrease from $41,000 recorded for the three months ended June 30, 2010 primarily for severance charges for post-employment benefits for planned wireless staffing reductions. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $5.3 million for the three months ended June 30, 2011 from $6.7 million for the three months ended June 30, 2010. The decrease was primarily due to $2.0 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.9 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices and $0.1 million decrease in accretion expenses; partially offset by an increase of $1.4 million in amortization expense due to the increase in intangible assets from the Amcom acquisition. Depreciation, amortization and accretion expenses for software operations represented $1.7 million of the total $5.3 million of depreciation, amortization and accretion expenses.

Interest Expense, Net; and Income Tax Expense

Interest Expense, Net.  Net interest expense increased to $0.9 million for the three months ended June 30, 2011 from $4,000 of net interest income for the same period in 2010. This increase was primarily due to interest on debt associated with the Amcom acquisition.

Income Tax Expense.  Income tax expense for the three months ended June 30, 2011 was $4.4 million, an increase of $3.6 million from the $0.8 million income tax expense for the three months ended June 30, 2010. Income tax expense for the three months ended June 30, 2011 reflects a net favorable adjustment of $4.9 million due to the reduction of the deferred income tax asset valuation allowance, which reflects a change in management’s assessment of 2011 taxable income for wireless operations. The following summarizes the key items impacting income tax expense and the effective tax rate for the three months ended June 30, 2011 and 2010, respectively:

	For the Three Months Ended June 30,
	2011		2010
	(Dollars in thousands)

Income before income tax expense	$22,967		$13,930

Income tax expense at the Federal statutory rate	$8,038	35.00%	$4,876	35.00%
State income taxes, net of Federal benefit	730	3.18%	425	3.05%
Change in valuation allowance	(4,884)	(21.27%)	(4,684)	(33.63%)
Other	487	2.12%	224	1.71%

Income tax expense	$4,372	19.04%	$841	6.04%

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Six Months Ended June 30, 2011 and 2010

	For the Six Months Ended June 30,						Change Between
	2011			2010			2011 and 2010
	Wireless	Software(1)	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$99,478	$—	$99,478	$115,806	$—	$115,806	$(16,328)	(14.1%)
Product sales, net	5,149	17,878	23,027	6,090	—	6,090	16,937	278.1%

Total	$104,627	$17,878	$122,505	$121,896	$—	$121,896	$609	0.5%

Selected operating expenses:
Cost of products sold	$1,834	$7,668	$9,502	$2,343	$—	$2,343	$7,159	305.5%
Service, rental and maintenance	30,027	2,622	32,649	36,116	—	36,116	(3,467)	(9.6%)
Selling and marketing	7,779	3,731	11,510	8,951	—	8,951	2,559	28.6%
General and administrative	27,591	1,903	29,494	31,736	—	31,736	(2,242)	(7.1%)
Severance and restructuring	50	—	50	355	—	355	(305)	(85.9%)

Total	$67,281	$15,924	$83,205	$79,501	$—	$79,501	$3,704	4.7%

FTEs	475	248	723	599	—	599	124	20.7%

Active transmitters	5,253	—	5,253	6,319	—	6,319	(1,066)	(16.9%)

(1)	Software operations reflect financial results from March 3, 2011 to June 30, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Revenues — Wireless

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. Wireless’ total revenues were $104.6 million and $121.9 million for the six months ended June 30, 2011 and 2010, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$77,562	$88,028
Two-way messaging	13,366	17,866

	90,928	105,894

Indirect:
One-way messaging	3,452	4,736
Two-way messaging	1,569	2,077

	$5,021	$6,813

Total paging:
One-way messaging	$81,014	$92,764
Two-way messaging	14,935	19,943

Total paging revenue	95,949	112,707
Non-paging revenue	3,529	3,099

Total service, rental and maintenance revenues, net	$99,478	$115,806

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2011 and 2010 and the changes in revenues associated with differences in ARPU and the number of units in service.

				Revenues
	Units in Service			For the Six Months Ended
	As of June 30,			June 30,			Change Due To:
	2011	2010	Change	2011(1)	2010(1)	Change	ARPU	Units
	(Units in thousands)				(Dollars in thousands)

One-way messaging	1,630	1,831	(201)	$81,014	$92,764	$(11,750)	$(355)	$(11,395)
Two-way messaging	149	196	(47)	14,935	19,943	(5,008)	(1,385)	(3,623)

Total	1,779	2,027	(248)	$95,949	$112,707	$(16,758)	$(1,740)	$(15,018)

(1)	Amounts shown exclude non-paging and product sales revenues.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Revenues — Software

Product sales for software operations were $17.9 million. Product revenue for software operations reflects software license revenue, professional services revenue, equipment sales and maintenance revenue. Operations revenue from software licenses, professional services and equipment sales was $13.8 million. Maintenance revenue was $4.1 million. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. For the period March 3 through June 30, 2011, maintenance revenue has been reduced by

$3.5 million to reflect the required reduction to fair value as required by acquisition accounting. The table below details total product sales for software operations for the periods stated:

For the Six Months
Ended June 30, 2011(1)
(Dollars in thousands)

Software license	$6,293
Professional services	4,138
Equipment sales	3,370

Operations revenue	$13,801

Maintenance(2)	4,077

Total software operations revenue	$17,878

(1)	Software operations revenue reflects results from March 3, 2011 to June 30, 2011.

(2)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect the fair value.

Operating Expenses — Consolidated

Cost of Products Sold.  Cost of products sold consists primarily of the cost basis of devices sold to or lost by wireless segment’s customers and costs associated with software sales and installation costs. The increase of $7.2 million for the six months ended June 30, 2011 compared to the same period in 2010 was due primarily to cost of products sold for software operations of $7.7 million, partially offset by a reduction of $0.5 million for wireless operations.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Six Months Ended June 30,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Site rent	$12,843	10.5%	$17,362	14.2%	$(4,519)	(26.0%)
Telecommunications	5,982	4.9%	7,288	6.0%	(1,306)	(17.9%)
Payroll and related	10,459	8.5%	9,030	7.4%	1,429	15.8%
Stock based compensation	11	0.0%	13	0.0%	(2)	(15.4%)
Other	3,354	2.8%	2,423	2.0%	931	38.4%

Total service, rental and maintenance	$32,649	26.7%	$36,116	29.6%	$(3,467)	(9.6%)

FTEs — Wireless	179		208		(29)	(13.9%)

FTEs — Software	101		—		101	—

As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2011 decreased $3.5 million or 9.6% from the same period in 2010 due to the following variances:

•	Site rent — The decrease of $4.5 million in site rent expenses is primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers which, in turn, has reduced the number of lease locations. Active transmitters declined 16.9% in the second quarter of 2011 from the prior year quarter. In addition, the expiration of a MLA has resulted in the Company paying at the lower month-to-month rent per site in 2011, which has favorably impacted site rent expenses.

•	Telecommunications — The decrease of $1.3 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated throughout 2011.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel for wireless operations and professional services, product development and technical support personnel for software operations. The increase in payroll and related expenses of $1.4 million was due primarily to software operations payroll and related costs, partially offset by a reduction in headcount of 29 FTEs to 179 FTEs at June 30, 2011 from 208 FTEs at June 30, 2010 for wireless operations. Payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the addition of 101 FTEs for software operations. The Company believes it is cost beneficial to perform the repair functions in-house. Payroll and related expenses for software operations represented $2.0 million of the total $10.5 million of payroll and related expenses.

•	Stock based compensation — Stock based compensation expenses decreased for the six months ended June 30, 2011 compared to the same period in 2010 due to lower amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP.

•	Other — The increase of $0.9 million in other expenses and as a percentage of revenue was due to an increase in wireless operations costs of $0.3 million primarily due to higher office expenses. In addition, costs in the software operations totaled $0.6 million which consisted of $0.3 million in outside services and $0.3 million in miscellaneous expenses.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Six Months Ended June 30,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$6,569	5.4%	$5,778	4.7%	$791	13.7%
Commissions	3,362	2.7%	2,531	2.1%	831	32.8%
Stock based compensation	33	0.0%	39	0.0%	(6)	(15.4%)
Other	1,546	1.3%	603	0.5%	943	156.4%

Total selling and marketing	$11,510	9.4%	$8,951	7.3%	$2,559	28.6%

FTEs — Wireless	113		149		(36)	(24.2%)

FTEs — Software	120		—		120	—

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.8 million or 13.7% and as a percentage of revenue for the six months ended June 30, 2011 compared to the same period in 2010 primarily due to the payroll and related costs for software operations, partially offset by lower costs for wireless operations. The sales and marketing staff are all involved in selling the Company’s paging and software products and services domestically and internationally as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base for wireless operations and to identify business opportunities for additional or future software sales. Amcom has a centralized marketing function which is focused on supporting its software products and vertical sales efforts by strengthening the Amcom brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Amcom sells its software products through a direct and channel sales force that consists of a dedicated team of managers. The Company has reduced the overall cost of its selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees. Total FTEs declined by 36 FTEs to 113 FTEs at June 30, 2011 from 149 FTEs at June 30, 2010 for wireless operations. Payroll and related expenses for software operations represented $1.8 million of the total $6.6 million of payroll and related expenses for 120 FTEs.

Commission expenses increased by $0.8 million for the six months ended June 30, 2011 compared to the same period in 2010 due primarily to commission expenses for software operations. Commission expenses for software operations represented $1.1 million of the total $3.4 million of commission expenses. The increase of $0.9 million in other expenses was due to costs for software operations of $0.9 million which consisted of $0.4 million in travel and entertainment expenses, $0.2 million in advertising expenses and $0.3 million in miscellaneous expenses.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Six Months Ended June 30,
	2011		2010		Change Between
		% of		% of	2011 and 2010
	Amount	Revenue	Amount	Revenue	Amount	%
	(Dollars in thousands)

Payroll and related	$12,419	10.1%	$13,533	11.1%	$(1,114)	(8.2%)
Stock based compensation	635	0.5%	482	0.4%	153	31.7%
Bad debt	336	0.3%	1,307	1.1%	(971)	(74.3%)
Facility rent	1,844	1.5%	2,680	2.2%	(836)	(31.2%)
Telecommunications	841	0.7%	1,260	1.0%	(419)	(33.2%)
Outside services	7,643	6.2%	6,452	5.3%	1,191	18.5%
Taxes, licenses and permits	3,522	2.9%	3,427	2.8%	95	2.8%
Other	2,254	1.9%	2,595	2.1%	(341)	(13.1%)

Total general and administrative	$29,494	24.1%	$31,736	26.0%	$(2,242)	(7.1%)

FTEs — Wireless	183		242		(59)	(24.4%)

FTEs — Software	27		—		27	—

As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2011 decreased $2.2 million, or 7.1%, from the same period in 2010 due primarily to lower payroll and related expenses, lower bad debt expenses and lower facility rent expenses; partially offset by higher outside service expenses. The percentage of expense to revenue decreased for the six months ended June 30, 2011 compared to the same period in 2010 due to the following significant variances:

•	Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $1.1 million due primarily to a reduction in headcount for the six months ended June 30, 2011 compared to the same period in 2010 for wireless operations, partially offset by payroll and related costs of $1.3 million for software operations for 27 FTEs at June 30, 2011. Total FTEs declined by 59 FTEs to 183 FTEs at June 30, 2011 from 242 FTEs at June 30, 2010 for wireless operations.

•	Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless operations and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.2 million for the six months ended June 30, 2011 compared to the same period in 2010 due to lower amortization of compensation expense related to the 2009 LTIP for wireless operations, partially offset by an increase in amortization of compensation expense for the six months ended June 30, 2011 due to the 2011 LTIP for software operations. Stock based compensation expenses for software operations represented $0.2 million of the total $0.6 million of stock based compensation expenses.

•	Bad debt — The decrease of $1.0 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the Company’s customer base to accounts with a large number of units in service. Bad debt expenses for software operations represented $0.1 million of the total $0.3 million of bad debt expenses.

•	Facility rent — The decrease of $0.8 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand. Facility rent expenses for software operations represented $0.4 million of the total $1.8 million of facility rent expenses.

•	Telecommunications — The decrease of $0.4 million in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements.

•	Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase of $1.2 million in outside service expenses and as a percentage of revenue was due primarily to transaction and integration costs related to the acquisition of Amcom of $2.7 million during the six months ended June 30, 2011 which resulted in an increase of expenses as a percentage of revenue. These costs were partially offset by reductions in audit-related and tax service fees of $0.6 million, legal fees of $0.5 million, outsourced customer service of $0.2 million, and all other expenses net of $0.2 million. Outside service expenses for software operations represented $25,000 of the total $7.6 million of outside service expenses.

•	Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.1 million was primarily due to higher gross receipts and transactional taxes offset by lower property taxes for the six months ended June 30, 2011 compared to the same period in 2010. Property taxes are based on the lower property base resulting from the Company’s Wireless operations.

•	Other — The decrease of $0.3 million in other expenses was due primarily to lower repairs and maintenance expenses of $0.4 million and insurance expenses of $0.3 million wireless operations. These reductions were partially offset by a lower level of net credits of $0.7 million in 2011 as compared to 2010 for wireless operations. In addition, software operations had a net credit of $0.2 million.

Severance and Restructuring.  Severance and restructuring expenses decreased to $50,000 for the six months ended June 30, 2011 for restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations. This was a decrease from $0.4 million recorded for the six months ended June 30, 2010 primarily for severance charges for post-employment benefits for planned wireless staffing reductions. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $9.8 million for the six months ended June 30, 2011 from $14.0 million for the six months ended June 30, 2010. The decrease was primarily due to $3.9 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $2.0 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices and $0.2 million decrease in accretion expenses; partially offset by an increase of $1.9 million in amortization expense due to the increase in intangible assets from the Amcom acquisition. Depreciation, amortization and accretion expenses for software operations represented $2.2 million of the total $9.8 million of depreciation, amortization and accretion expenses.

Interest Expense, Net; and Income Tax (Benefit) Expense

Interest Expense, Net.  Net interest expense increased to $1.1 million for the six months ended June 30, 2011 from $7,000 of net interest income for the same period in 2010. This increase was primarily due to interest on debt associated with the Amcom acquisition.

Income Tax (Benefit) Expense.  Income tax benefit for the six months ended June 30, 2011 was $23.0 million, a decrease of $29.7 million from the $6.7 million income tax expense for the six months ended June 30, 2010. Income tax benefit for the six months ended June 30, 2011 reflects a net favorable adjustment of $37.2 million due to the reduction of the deferred income tax asset valuation allowance. Of the $37.2 million reduction of the valuation allowance, $6.1 million relates to a change in management’s assessment of 2011 taxable income and $31.1 million relates to changes in management’s assessment of 2012 through 2015 taxable income. The following summarizes the key items impacting income tax (benefit) expense and the effective tax rate for the six months ended June 30, 2011 and 2010, respectively:

	For the Six Months Ended June 30,
	2011		2010
	(Dollars in thousands)

Income before income tax (benefit) expense	$36,241		$28,658

Income tax expense at the Federal statutory rate	$12,684	35.00%	$10,030	35.00%
State income taxes, net of Federal benefit	1,160	3.20%	1,129	3.94%
Change in valuation allowance	(37,249)	(102.78%)	(4,743)	(16.55%)
Other	400	1.09%	268	0.93%

Income tax (benefit) expense	$(23,005)	(63.48%)	$6,684	23.32%

Liquidity and Capital Resources — Consolidated

Cash and Cash Equivalents

At June 30, 2011, the Company had cash and cash equivalents of $29.5 million. These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

The Company intends to use its cash on hand to provide working capital, to support operations, repay debt, and to return value to stockholders in the form of cash dividends. The Company may also consider using cash to fund acquisitions of paging assets or assets of other businesses that the Company believes will provide a measure of revenue stability while supporting its operating structure and its goal of maintaining margins.

The significant decrease in cash and cash equivalents at June 30, 2011 compared to December 31, 2010 reflects the use of available cash (along with proceeds from debt financing) to acquire all of the outstanding common stock of Amcom and redeem all outstanding stock options of Amcom.

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at June 30, 2011 should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the
	Six Months Ended		Change
	June 30,		Between
	2011	2010	2011 and 2010
	(Dollars in thousands)

Net cash provided by operating activities	$32,836	$39,800	$(6,964)
Net cash used in investing activities	(130,037)	(2,230)	127,807
Net cash used in financing activities	(2,549)	(18,038)	(15,489)

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

	For the		Change
	Six Months Ended June 30,		Between
	2011	2010	2011 and 2010
	(Dollars in thousands)

Cash received from customers	$122,841	$125,392	$(2,551)

Cash paid for —
Payroll and related costs	39,163	35,456	3,707
Site rent costs	13,224	16,689	(3,465)
Telecommunications costs	6,451	7,809	(1,358)
Interest costs	856	—	856
Other operating costs	30,311	25,638	4,673

	90,005	85,592	4,413

Net cash provided by operating activities	$32,836	$39,800	$(6,964)

Net cash provided by operating activities decreased $7.0 million for the six months ended June 30, 2011 compared to the same period in 2010. Cash received from customers decreased $2.6 million, or 2.0%, for the six months ended June 30, 2011 from the same period in 2010. Cash received from customers consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to lower accounts receivable of $6.0 million, partially offset by higher deferred revenue of $2.8 million and higher revenue of $0.6 million in 2011 due primarily to software operations.

The decline in cash received from customers was offset by the following reductions in cash paid for operating activities:

•	Cash payments for payroll and related costs increased $3.7 million due primarily to costs for software operations, partially offset by reduction in headcount for wireless operations.

•	Cash payments for site rent costs decreased $3.5 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments in 2011 due to the expiration of a MLA which resulted in a lower month-to-month rent per site in 2011.

•	Cash payments for telecommunication costs decreased $1.4 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base.

•	Cash payments for interest costs increased $0.9 million due to the debt acquired related to the acquisition of Amcom on March 3, 2011.

•	Cash payments for other operating costs increased $4.7 million. The increase was due primarily to an increase of $6.3 million for software operations’ costs, partially offset by a decrease of $1.2 million in facility rent expenses and $0.4 million decrease in repairs and maintenance expenses for wireless operations.

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $127.8 million for the six months ended June 30, 2011 compared to the same period in 2010 due to the consideration paid, net of cash acquired related to the Amcom acquisition in the first quarter of 2011 of $134.2 million (see Note 5 of Unaudited Notes to Condensed Consolidated Financial Statements) and an increase in capital expenditures in 2011 compared to 2010 of $1.1 million. These increases were partially offset by $7.5 million of proceeds received from Sensus for the sale of the narrow band PCS licenses.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $15.5 million for the six months ended June 30, 2011 from the same period in 2010 due to the issuance of debt of $24.0 million, $6.9 million reduction due to the suspension of the stock repurchase program and $0.1 million in lower dividends distributions paid to stockholders during the six months ended June 30, 2011 compared to the same period in 2010. These reductions in net cash used in financing activities were partially offset by repayment of debt of $14.1 million and deferred financing costs of $1.4 million associated with the Amcom acquisition.

Cash Dividends to Stockholders.  For the six months ended June 30, 2011, the Company paid a total of $11.1 million (or $0.50 per share of common stock) in cash dividends compared to $11.2 million (or $0.50 per share of common stock) in cash dividends for the same period in 2010.

Future Cash Dividends to Stockholders.  On July 27, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of August 19, 2011, and a payment date of September 9, 2011. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

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

Borrowings.  At June 30, 2011, the Company had outstanding debt financing and related debt covenants associated with the acquisition of Amcom. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”) and the assumption of existing Wells Fargo debt of $27.8 million. The Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) by and among the Company, the Holding Company, USA Mobility Wireless, Inc., a Delaware corporation, and Amcom (collectively, the borrowers), the lenders and Wells Fargo as the arranger and administrative agent. The Credit Agreement provides for a total credit facility of $52.5 million, including a $42.5 million term loan and a $10.0 million revolving loan. The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by the Company. During the three months ended June 30, 2011, the Company repaid $14.1 million of its debt obligation of which $3.1 million was a mandatory repayment. As of June 30, 2011, there is a total of $37.8 million in debt outstanding at an interest rate of 5.25%. (See Note 14 of Unaudited Notes to Condensed Consolidated Financial Statements.)

The Company is subject to three financial covenants under the Credit Agreement (See Note 14 of Unaudited Notes to Condensed Consolidated Financial Statements). The financial covenants are measured at each quarter-end commencing as of June 30, 2011. The Company is in compliance with all of the financial covenants as of June 30, 2011.

The Company has also established control agreements with the financial institutions that maintain its cash and investment accounts. These agreements permit Wells Fargo to exercise control over the Company’s cash and investment accounts should the Company default under provisions of the Credit Agreement. The Company is not in default under the Credit Agreement and does not anticipate that Wells Fargo would need to exercise its rights under these control agreements during the term of the Credit Agreement.

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended June 30, 2011 and 2010 was approximately $6.7 million and $9.2 million, respectively; and $14.2 million and $19.2 million for the six months ended June 30, 2011 and 2010, respectively.

Other Commitments.  USA Mobility has various letters of credit (“LOCs”) outstanding with multiple state agencies. These LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the condensed consolidated balance sheets. In July 2011, an LOC of $0.6 million under the Credit Agreement was released.

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

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of June 30, 2011, USA Mobility does not have any material outstanding lawsuits.

There were no material changes during the quarter ended June 30, 2011 to the legal contingencies previously reported in the 2010 Annual Report.

Related Party Transactions

Since November 16, 2004, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For both the three months ended June 30, 2011 and 2010, the Company paid $2.0 million and $2.7 million in site rent expenses, respectively, and the Company paid

$4.7 million and $5.4 million, respectively, in site rent expenses to this entity that were included in service, rental and maintenance expenses for the six months ended June 30, 2011 and 2010.

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

USA Mobility believes the critical accounting policies reported in the 2010 Annual Report affect its more significant judgments and estimates used in the preparation of its consolidated financial statements with the exception of revenue recognition which applies to wireless operations only. The revenue recognition policy below affects software operations that were acquired on March 3, 2011.

For the software operations, revenue consists primarily of the sale of software, professional services (consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance). The software is licensed to end users under an industry standard software license agreement. The Company’s software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use with little or no customization. Such sales generate license fees (or revenues). In addition to the license fees, the software operations generates revenue through the delivery of implementation services and training, annual maintenance revenues and the sale of third party equipment for use with the software.

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

Non-GAAP Financial Measures

The Company uses a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under the Company’s annual Short-Term Incentive Plan (“STIP”) for its wireless and software operations. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows:

	For the Three Months Ended June 30,
	2011			2010
	Wireless	Software(1)	Total	Wireless	Software	Total
			(Dollars in thousands)

Operating income (loss)	$16,777	$(640)	$16,137	$13,746	$—	$13,746
Plus: Depreciation, amortization and accretion	3,618	1,680	5,298	6,698	—	6,698

EBITDA (as defined by the Company)	20,395	1,040	21,435	20,444	—	20,444
Less: Purchases of property and equipment	(1,721)	(133)	(1,854)	(563)	—	(563)

OCF (as defined by the Company)	$18,674	$907	$19,581	$19,881	$—	$19,881

(1)	Software operations’ financial results are net of maintenance revenue reduction required by acquisition accounting to reflect the fair value.

	For the Six Months Ended June 30,
	2011			2010
	Wireless	Software(1)	Total	Wireless	Software	Total
			(Dollars in thousands)

Operating income (loss)	$29,696	$(234)	$29,462	$28,393	$—	$28,393
Plus: Depreciation, amortization and accretion	7,650	2,188	9,838	14,002	—	14,002

EBITDA (as defined by the Company)	37,346	1,954	39,300	42,395	—	42,395
Less: Purchases of property and equipment	(3,215)	(140)	(3,355)	(2,288)	—	(2,288)

OCF (as defined by the Company)	$34,131	$1,814	$35,945	$40,107	$—	$40,107

(1)	Software operations reflect financial results from March 3, 2011 to June 30, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect the fair value.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Long-term Debt

The Company entered into a Credit Agreement with Wells Fargo to finance a portion of the consideration to acquire Amcom. The Credit Agreement provides for a maximum term loan amount of $42.5 million and a maximum revolver amount of $10.0 million. The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by the Company. Both the term loan and revolver are subject to mandatory repayments as of June 30, 2011 with full repayment of both the term loan and revolver by September 3, 2014. During the three months ended June 30, 2011, the Company repaid $14.1 million of its debt obligation of which $3.1 million was a mandatory repayment. As of June 30, 2011 the total debt outstanding was $37.8 million. The Company also had outstanding a LOC of $0.6 million in support of a customer which was released in July 2011.

Both the term loan and revolver are subject to variable interest rates. The Company may elect to pay interest at:

1. the LIBOR Rate (as defined in the Credit Agreement) plus 3.75% or

2. the Base Rate (as defined in the Credit Agreement) plus 3.75%.

The LIBOR Rate is defined as the greater of (a) 1.5% or (b) the published rate per annum for LIBOR from a designated reporting service. The Base Rate means the greatest of (a) 2.5% per annum, (b) the Base LIBOR Rate (as defined), (c) the Federal Funds rate plus 1/2%, or (d) Wells Fargo’s announced prime rate.

The Company may make a LIBOR Rate election for any amount of its debt for a period of 1, 2 or 3 months at a time; however, the Company may not have more than 5 individual LIBOR Rate loans in effect at any given time. The Company may only exercise the LIBOR Rate election for an amount of at least $1.0 million.

As of June 30, 2011 the Company has elected the LIBOR Rate option and owes interest on its outstanding debt at 5.25% (the LIBOR Rate floor of 1.5% plus 3.75%). Based on currently prevailing interest rates the Company expects that it will continue to elect the LIBOR Rate option for amounts outstanding under the Credit Agreement.

The Company is exposed to changes in interest rates, primarily as a result of using bank debt to finance its acquisition of Amcom. The floating interest rate debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR Rate should the LIBOR Rate exceed the floor of 1.5%. It is assumed in the table below that the LIBOR Rate will remain constant in the future. Adverse changes in the interest rates, which the Company believes is not probable during the term of the loans, or the Company’s inability to refinance its long-term obligations may have a material negative impact on its results of operations and financial condition.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not customarily use derivative instruments to adjust its interest rate risk profile. As of June 30, 2011 the Company has no derivative financial instruments outstanding to manage its interest rate risk.

The information below summarizes the Company’s sensitivity to market risks as of June 30, 2011. The table presents principal cash flows and related interest rates by year of maturity of the Company’s debt. The carrying value of debt approximately equals the fair value of the debt.

(Dollars in thousands)

Revolving Loan at LIBOR with a minimum rate of 1.5% and margin rate of 3.75%. Interest rate at June 30, 2011 of 5.25%.
Due Through June 30, 2012	$3,750
Thereafter	4,447

Total Revolver	8,197

Term Loan at LIBOR with a minimum rate of 1.5% and margin rate of 3.75%. Interest rate at June 30, 2011 of 5.25%.
Due Through June 30, 2012	8,125
Due Through June 30, 2013	9,375
Due Through June 30, 2014	7,500
Thereafter(1)	4,625

Total Term Loan	29,625

Total debt outstanding at June 30, 2011	$37,822

(1)	The maturity date for the Term Loan is September 3, 2014.

The Company conducts a limited amount of business outside the United States. Currently, all transactions are billed and denominated in U.S. dollars and consequently, the Company does not currently have any material exposure to foreign exchange rate fluctuation risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of its President and Chief Executive Officer (“CEO”), the Company’s principal executive officer, and Chief Financial Officer and Chief Accounting Officer (“CFO”), the Company’s principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as of the end of the Company’s last fiscal quarter. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company required to be disclosed in its Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in the Company’s internal control over financial reporting. As a result of the Company’s acquisition of Amcom on March, 3, 2011, internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Amcom. Except as described above, the CEO and CFO concluded that there were no other changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of June 30, 2011.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of June 30, 2011, USA Mobility does not have any material outstanding lawsuits.

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2010 Annual Report and has not materially changed during the quarter ended June 30, 2011.

Item 1A.	Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2010 Annual Report have not materially changed during the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company temporarily suspended its repurchase program and will subsequently review this program by December 31, 2011. During the second quarter of 2011, the Company did not purchase any shares of its common stock.

Item 5.	Other information

Based upon the required market capitalization criteria at June 30, 2011, the Company determined that it will remain an accelerated filer for the current year.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

/s/  Shawn E. Endsley
Name: Shawn E. Endsley
Title: Chief Financial Officer

Dated: July 28, 2011

EXHIBIT INDEX

Exhibit No.		Description

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 28, 2011(1)
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 28, 2011(1)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 28, 2011(1)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 28, 2011(1)
101	.INS	XBRL Instance Document(2)
101	.SCH	XBRL Taxonomy Extension Schema(2)
101	.CAL	XBRL Taxonomy Extension Calculation(2)
101	.LAB	XBRL Taxonomy Extension Labels(2)
101	.PRE	XBRL Taxonomy Extension Presentation(2)

(1)	Filed herewith.

(2)	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.