Form 10-Q
period 2011-09-30
USA Mobility, Inc
filed 2011-10-27
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 0-51027

USA MOBILITY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	16-1694797
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420 Springfield, Virginia	22151-4148 (Zip Code)
(Address of principal executive offices)

(800) 611-8488

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

22,108,233 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of October 21, 2011.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$40,589	$129,220
Accounts receivable, net	21,315	13,419
Prepaid expenses and other	4,381	2,638
Inventory	2,424	160
Tax receivables	997	5,004
Escrow receivables	7,319	—
Deferred income tax assets, net	6,737	3,915

Total current assets	83,762	154,356
Tax receivables	213	191
Property and equipment, net	22,428	27,135
Goodwill	130,921	—
Other intangible assets, net	40,302	511
Deferred income tax assets, net	47,480	47,390
Escrow receivables	7,500	—
Deferred financing costs, net	887	—
Other assets	1,353	1,075

TOTAL ASSETS	$334,846	$230,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,250	$—
Accounts payable and accrued liabilities	13,222	14,794
Accrued compensation and benefits	9,739	12,701
Consideration payable	7,319	—
Customer deposits	2,496	718
Deferred revenue	14,944	6,268

Total current liabilities	58,970	34,481
Long-term debt, net of current portion	17,000	—
Consideration payable	7,500	—
Deferred revenue	545	—
Other long-term liabilities	12,189	11,787

TOTAL LIABILITIES	96,204	46,268

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	131,117	129,696
Retained earnings	107,523	54,692

TOTAL STOCKHOLDERS’ EQUITY	238,642	184,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$334,846	$230,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except share and per share amounts)
	(Unaudited)

Revenues:
Service, rental and maintenance, net of service credits	$46,006	$53,905	$145,484	$169,711
Product and related sales, net	15,464	2,805	38,492	8,895

Total revenues	61,470	56,710	183,976	178,606

Operating expenses:
Cost of products sold	5,951	819	15,459	3,162
Service, rental and maintenance	15,217	16,821	47,869	52,937
Selling and marketing	5,927	4,060	17,439	13,011
General and administrative	13,077	12,907	42,485	44,643
Severance and restructuring	28	86	78	441
Depreciation, amortization and accretion	5,080	5,899	14,918	19,901

Total operating expenses	45,280	40,592	138,248	134,095

Operating income	16,190	16,118	45,728	44,511
Interest (expense) income, net	(732)	6	(1,850)	13
Other (expense) income, net	(1)	2,320	7,820	2,578

Income before income tax expense (benefit)	15,457	18,444	51,698	47,102
Income tax expense (benefit)	5,010	3,060	(17,995)	9,744

Net income	$10,447	$15,384	$69,693	$37,358

Basic net income per common share	$0.47	$0.70	$3.16	$1.67

Diluted net income per common share	$0.46	$0.69	$3.10	$1.65

Basic weighted average common shares outstanding	22,090,913	22,060,636	22,080,485	22,338,566

Diluted weighted average common shares outstanding	22,573,064	22,372,786	22,487,374	22,651,501

Cash dividends declared per common share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2011	2010
	(In thousands and unaudited)

Cash flows from operating activities:
Net income	$69,693	$37,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,918	19,901
Amortization of deferred financing costs	521	—
Deferred income tax (benefit) expense	(19,072)	9,622
Amortization of stock based compensation	1,093	571
Provisions for doubtful accounts, service credits and other	989	3,504
Settlement of non-cash transaction taxes	243	(927)
Loss/(Gain) on disposals of property and equipment	118	(3)
(Gain) on disposals of narrow band PCS licenses	(7,500)	—
Changes in assets and liabilities:
Accounts receivable	(518)	1,265
Prepaid expenses, intangibles and other assets	6,752	643
Accounts payable and accrued liabilities	(9,988)	(9,744)
Customer deposits and deferred revenue	3,578	(462)

Net cash provided by operating activities	60,827	61,728

Cash flows from investing activities:
Purchases of property and equipment	(5,134)	(4,018)
Proceeds from disposals of property and equipment	45	72
Proceeds from disposals of narrow band PCS licenses	7,500	—
Acquisitions, net of cash acquired	(134,217)	—

Net cash used in investing activities	(131,806)	(3,946)

Cash flows from financing activities:
Issuance of debt	24,044	—
Repayment of debt	(23,697)	—
Deferred financing costs	(1,408)	—
Cash dividends to stockholders	(16,591)	(16,667)
Purchase of common stock	—	(8,893)

Net cash used in financing activities	(17,652)	(25,560)

Net (decrease) increase in cash and cash equivalents	(88,631)	32,222
Cash and cash equivalents, beginning of period	129,220	109,591

Cash and cash equivalents, end of period	$40,589	$141,813

Supplemental disclosure:
Interest paid	$1,198	$—

Income taxes paid	$1,658	$340

Non-cash financing activities	$27,750	$—

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

The condensed consolidated financial statements include the accounts of USA Mobility and all of its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make judgments, estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

(4) Recent and New Accounting Pronouncements — On September 15, 2011, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends the impairment test for goodwill intangibles. ASU 2011-08 allows businesses to use a qualitative approach to test goodwill for impairment by incorporating a more-likely-than-not threshold in order to avoid the two-step goodwill impairment test. ASU 2011-08 is effective immediately and the adoption did not have any impact on the Company’s financial position or results of operations.

On May 12, 2011, FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) 820. ASU 2011-04 establishes a global standard for applying fair value measurement. ASU 2011-04 is effective immediately and the adoption did not have any impact on the Company’s financial position or results of operations.

Other ASUs issued during the nine months ended September 30, 2011 are not applicable to the Company and are not anticipated to have an effect on the Company’s financial position or results of operations.

(5) Acquisition — For the acquisition described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in the Company’s condensed consolidated financial statements from the date of the acquisition, March 3, 2011.

Amcom Software, Inc. On March 3, 2011, the Company acquired Amcom pursuant to an Agreement and Plan of Merger by and among the Company, Arch Wireless, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Arch”), USMO Acquisition Co., a Delaware corporation (“Merger Sub”), Amcom, a Delaware corporation, the stockholders of Amcom named therein and Norwest Equity Partners IX, L.P., as the stockholders’ representative (the “Merger Agreement”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger Sub merged with and into Amcom, with Amcom surviving the merger and becoming an indirect wholly owned subsidiary of the Company. The aggregate merger consideration the Company paid to the stockholders and stock option holders of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amcom was approximately $141.6 million, $15.0 million of which was placed into an escrow fund to satisfy potential working capital adjustments and indemnification liabilities of Amcom and its stockholders. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”). The acquisition also resulted in the assumption of existing Wells Fargo debt of $27.8 million (see Note 14). The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by the Company. The Company also acquired cash of $7.4 million from Amcom.

The purchase price is allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The preliminary purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributed to the assembled workforce of Amcom and other factors. Goodwill is currently assigned to the Company’s software operations, which is a reportable segment for the quarter ended September 30, 2011 (see Note 22). None of the goodwill recognized from the Amcom acquisition is expected to be deductible for income tax purposes. During the second quarter of 2011, the Company reduced accounts payable and accrued expenses and other liabilities by $0.1 million with an offsetting reduction to goodwill. The Company will continue to identify potential adjustments to the purchase price and the fair value of assets acquired and liabilities assumed. The Company anticipates finalizing the purchase price as soon as practicable but no later than one-year from the acquisition date or March 3, 2012. The following table represents the preliminary purchase price allocation as adjusted through September 30, 2011:

(Dollars in thousands)

Cash and cash equivalents	$ 15,758
Receivables	8,366
Inventory	1,965
Prepaids and other current assets	5,023
Property and equipment	1,358
Other intangibles	43,539
Goodwill	131,0583
Other assets	70
Accounts payable and accrued expenses	(13,876)
Customer deposits	(3,347)
Deferred revenue	(4,074)
Deferred income tax liabilities	(16,161)
Long-term debt	(27,750)
Other liabilities	(334)

Preliminary acquisition consideration	$ 141,595

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	For the Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)

Revenues	$187,644	$209,993
Net income	62,098	70,769
Basic net income per common share	2.81	3.17
Diluted net income per common share	2.76	3.12

During the nine months ended September 30, 2011, the Company expensed $2.7 million in transaction costs related to the acquisition. These costs were included in general and administrative expenses in the accompanying condensed consolidated results of operations. The pro forma net income presented does not include these non-recurring expenses for transaction costs.

(6) Prepaid Expenses and Other — Prepaid expenses and other were as follows for the periods stated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Other receivables	$826	$767
Deposits	31	82
Prepaid insurance	243	616
Prepaid rent	280	282
Prepaid repairs and maintenance	621	690
Prepaid taxes	837	111
Prepaid expenses	1,521	53
Other	22	37

Total prepaid expenses and other	$4,381	$2,638

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Inventory — Inventory consisted of third party hardware and software held for resale. Included in inventory at September 30, 2011 was $0.4 million of labor costs associated with implementation services, software integration, and training services for contracts in progress as of September 30, 2011. Such costs will be recognized as expense in the period the revenue is recognized. The consolidated balances consisted of the following for the periods stated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Purchased hardware and software, net	$2,074	$160
Work in process	350	—

Total inventory	$2,424	$160

(8) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended September 30, 2011 and 2010 were $3.4 million and $5.9 million and nine months ended September 30, 2011 and 2010 were $11.1 million and $19.9 million, respectively, for wireless operations; and $1.7 million and $3.8 million for software operations for the three months and nine months ended September 30, 2011, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Depreciation	$3,323	$5,443	$10,573	$18,471
Amortization	1,546	171	3,729	548
Accretion	211	285	616	882

Total depreciation, amortization and accretion	$5,080	$5,899	$14,918	$19,901

(9) Goodwill and Amortizable Intangible Assets — During the second quarter of 2011, the Company reduced the carrying amount of the goodwill recognized as a result of the Amcom acquisition by $0.1 million due to purchase accounting adjustments (see Note 5). Also, during the second quarter of 2011, the Company reduced goodwill by $0.2 million to reflect working capital adjustments as provided for in the Merger Agreement. Goodwill is not amortized. The Company is required to evaluate goodwill for a reporting unit for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company has selected the fourth quarter to perform its annual impairment test. For this determination, software operations are considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value.

Other intangible assets were recorded at fair value at the date of acquisition and amortized over periods generally ranging from two to fifteen years.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.4 million, and $43.6 million for software operations. The accumulated amortization for wireless operations was $0.1 million, and $3.6 million for software operations. The net consolidated balance of amortizable intangible assets consisted of the following:

		September 30, 2011
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)

Customer relationships	10	$25,002	$(1,458)	$23,544
Acquired technology	2 - 4	7,083	(1,172)	5,911
Non-compete	3 - 5	6,182	(815)	5,367
Trademark	15	5,702	(222)	5,480

Total amortizable intangible assets		$43,969	$(3,667)	$40,302

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)

For the remaining three months ending December 31, 2011	$1,545
For the year ending:
December 31, 2012	6,183
December 31, 2013	5,750
December 31, 2014	5,564
December 31, 2015	4,286
Thereafter	16,974

Total	$40,302

(10) Other Assets — Other assets were as follows for the periods stated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Deposits	$448	$256
Prepaid repairs and maintenance	685	685
Other assets	220	134

Total other assets	$1,353	$1,075

(11) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows for the periods stated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Accounts payable	$1,918	$3,284
Accrued network costs	1,520	1,695
Accrued taxes	5,206	4,547
Asset retirement obligations — short-term	887	2,027
Accrued outside services	2,042	1,473
Accrued other	851	1,110
Escheat liability — short-term	425	548
Accrued interest	143	—
Deferred rent — short-term	219	83
Dividends payable	11	27

Total accounts payable and accrued liabilities	$13,222	$14,794

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

At December 31, 2010, the Company had recognized cumulative asset retirement costs of $2.3 million. During the first quarter of 2011, the Company recorded an increase of $36,900 in asset retirement costs. During the second quarter of 2011, there was no change to asset retirement costs. During the third quarter of 2011, the Company recorded a net decrease of $0.5 million in asset retirement costs to reflect changes in the timing of removal of transmitters. At September 30, 2011 cumulative asset retirement costs were $1.9 million. The asset retirement cost reductions during the nine months ended September 30, 2011 reflect decreased paging equipment assets that are being depreciated over the related estimated lives of 3 to 57 months. The asset retirement costs, and the corresponding liabilities, that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities were as follows:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)

Balance at December 31, 2010	$2,027	$8,194	$10,221
Accretion	80	536	616
Additions	(106)	(332)	(438)
Reclassifications	758	(758)	—
Amounts paid	(1,872)	—	(1,872)

Balance at September 30, 2011	$887	$7,640	$8,527

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2011.

(13) Deferred Revenue — Deferred revenue on a consolidated basis at September 30, 2011 was $14.9 million for the current portion and $0.5 million for the non-current portion. Deferred revenue at September 30, 2011 primarily consisted of unearned maintenance revenue and customer deposits for installation services. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Customer deposits for installation represented a contractual liability to provide installation services for which payments have been received. At September 30, 2011, the Company received $2.5 million in customer deposits for future installation services. The Company will recognize revenue when the service or software is provided or otherwise meets the revenue recognition criteria.

The following table outlines the expected future recognition of deferred revenue at September 30, 2011:

(Dollars in thousands)

For the quarter ending:
December 31, 2011	$7,181
March 31, 2012	3,447
June 30, 2012	2,330
September 30, 2012	1,986
Thereafter	545

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Long-Term Debt — The Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo to finance a portion of the consideration to acquire Amcom. The Credit Agreement provides for a maximum term loan amount of $42.5 million and a maximum revolver amount of $10.0 million. Both the term loan and revolver are subject to mandatory repayments commencing on June 30, 2011 with full repayment of both the term loan and revolver by September 3, 2014. The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by the Company. During the three months ended September 30, 2011, the Company repaid $9.6 million of its debt obligation of which $2.6 million was a mandatory repayment. For the nine months ended September 30, 2011, the Company repaid a total of $23.7 million of its debt obligation. As of September 30, 2011 the total debt outstanding was $28.3 million. The Company also had outstanding a letter of credit of $0.6 million in support of a customer which was released in July 2011.

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

As of September 30, 2011 the Company has elected the LIBOR Rate option and owes interest on its outstanding debt at 5.25% (the LIBOR Rate floor of 1.5% plus 3.75%). Based on currently prevailing interest rates the Company expects that it will continue to elect the LIBOR Rate option for amounts outstanding under the Credit Agreement.

The Company is exposed to changes in interest rates, primarily as a result of using bank debt to finance its acquisition of Amcom. The floating interest rate debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR Rate should the LIBOR Rate exceed the floor of 1.5%. As of September 30, 2011, the Company has no derivative financial instruments outstanding to manage its interest rate risk.

The Company is subject to certain financial covenants on a quarterly basis under the terms of its Credit Agreement. These financial covenants consist of a leverage ratio, a fixed charge coverage ratio, and a minimum level of maintenance fee revenue. The Company was required to comply with these covenants starting on June 30, 2011. The Company was in compliance with all of the required financial covenants as of September 30, 2011.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents principal cash payments by year of maturity of the Company’s debt:

	Term Loan(1)	Revolver
	(Dollars in thousands)
For the year ended:
December 31, 2011	$1,875	$—
December 31, 2012	9,375	—
December 31, 2013	8,125	2,500
December 31, 2014	1,375	5,000

Total	$20,750	$7,500

(1)	The maturity date for the Term Loan is September 3, 2014.

(15) Other Long-Term Liabilities — Other long-term liabilities at September 30, 2011 were as follows for the periods stated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Asset retirement obligations — long-term	$7,640	$8,194
Cash award — 2009 LTIP	1,940	1,453
Dividends payable — LTIP	1,306	1,021
Escheat liability — long-term	669	730
Deferred rent	517	298
State income tax	117	91

Total other long-term liabilities	$12,189	$11,787

(16) Stockholders’ Equity — The authorized capital stock of the Company consisted of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity. Changes in stockholders’ equity for the nine months ended September 30, 2011 consisted of:

(Dollars in thousands)

Balance at January 1, 2011	$184,390
Net income for the nine months ended September 30, 2011	69,693
Cash dividends declared	(16,861)
Amortization of stock based compensation	1,093
Issued, purchased, retired common stock, and other	327

Balance at September 30, 2011	$238,642

General.  At September 30, 2011 and December 31, 2010, there were 22,104,254 and 22,066,805 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At September 30, 2011, the Company had no stock options outstanding.

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

The following table summarizes the activities under the Equity Plan from inception through September 30, 2011:

Activity

Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(338,834)
2011 LTIP	(211,587)
STIP(2)	(108,254)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(74,553)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	80,104
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at September 30, 2011	957,838

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

Any unvested RSUs granted under the Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2010, a total of 76,707 RSUs and the related cash dividends have been forfeited offset by new grants of 7,731 RSUs resulting in an outstanding balance of 260,440 RSUs. During the first quarter of 2011, 3,397 RSUs and the related cash dividends were forfeited. No RSUs were forfeited during the second and third quarters of 2011. During the third quarter of 2011 and effective for August 2, 2011 (the grant date), the Company’s Board of Directors awarded 1,687 RSUs (after the effect of estimated forfeitures) to an employee based upon the closing price per share of the Company’s common stock on July 11, 2011 of $15.53 and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to the eligible employee when the RSUs are converted into shares of common stock. As of September 30, 2011, a total of 80,104 RSUs have been forfeited offset by a new grant of 1,687 RSUs resulting in an outstanding balance of 258,730 RSUs.

The Company used the fair-value based method of accounting for the 2009 LTIP and is amortizing $3.0 million (after the effect of estimated forfeitures) to expense over the 48-month vesting period. A total of $0.2 million of expense and a benefit of $15,400 was included in stock based compensation for the three months ended September 30, 2011 and 2010, respectively; and a total of $0.5 million and $0.4 million was included in stock based compensation expense for the nine months ended September 30, 2011 and 2010, respectively, in relation to the 2009 LTIP.

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

During the third quarter of 2011 and effective for August 2, 2011 (the grant date), the Company’s Board of Directors awarded cash awards of $24,903 (after the effect of estimated forfeitures) to an eligible employee. The Company is ratably recognizing $2.8 million (after the effect of estimated forfeitures) to expense over the 48-month vesting period. A total of $0.2 million of expense and a benefit of $14,800 was included in payroll and related for the three months ended September 30, 2011 and 2010, respectively; and a total of $0.6 million and $0.4 million was included in payroll and related expenses for each of the nine months ended September 30, 2011 and 2010, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2011 LTIP.  On March 15, 2011, the Company’s Board of Directors adopted a long-term incentive program that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals, established by the Company’s Board of Directors for revenue and operating cash flows for the Company (including Amcom) during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. For the purpose of the 2011 LTIP as it relates to Amcom, the performance period is considered as April 1, 2011 through December 31, 2014. On April 7, 2011, the Company’s Board of Directors granted eligible employees from Amcom RSUs under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the Company’s common stock on April 6, 2011 of $15.41. The Company’s Board of Directors awarded 211,587 RSUs to certain eligible employees at Amcom and also approved that future cash

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that the Company files its 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs granted under the Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. The Company used the fair-value based method of accounting for the 2011 LTIP and is amortizing $2.9 million (after the effect of estimated forfeitures) to expense over the 45-month vesting period beginning on April 1, 2011. A total of $0.2 million and $0.4 million was included in stock based compensation expense for the three months and nine months ended September 30, 2011 in relation to the 2011 LTIP, respectively.

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

The following table details information on the restricted stock vested by or awarded to the Company’s non-executive directors in 2010 and 2011.

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested	Vesting Date	Restricted Stock Awarded and Outstanding	Cash Dividends Paid(2)

December 31, 2009	January 2, 2010	$11.01	4,767	(4,767)	January 3, 2011	—	$9,534
March 31, 2010	April 1, 2010	12.67	4,143	(4,143)	April 1, 2011	—	4,143
June 30, 2010	July 1, 2010	12.92	4,063	(4,063)	July 1, 2011	—	8,126
September 30, 2010	October 1, 2010	16.03	3,276	(3,276)	October 1, 2011	—	6,552
December 31, 2010	January 3, 2011	17.77	2,955	—	January 2, 2012	2,955	—
March 31, 2011	April 1, 2011	14.48	3,627	—	April 2, 2012	3,627	—
June 30, 2011	July 1, 2011	15.26	3,439	—	July 2, 2012	3,439	—
September 30, 2011	October 3, 2011	13.20	3,979	—	October 1, 2012	3,979	—

Total			30,249	(16,249)		14,000	$28,355

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly grant date.

(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company used the fair-value based method of accounting for the equity awards. A total of $52,500 was included in stock based compensation expense for each of the three months ended September 30, 2011 and 2010, respectively; and a total of $0.2 million was included in stock based compensation expense for each of the nine months ended September 30, 2011 and 2010, respectively.

The following table details information on the cash dividends declared in 2011 relating to the restricted stock issued to the Company’s non-executive directors:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount

2011	February 23	March 17	March 31	$0.25	$ 3,609
	May 4	May 20	June 24	0.25	3,480
	July 27	August 19	September 9	0.25	3,324

Total				$0.75	$10,413

Board of Directors Common Stock.  As of September 30, 2011, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

Cash Dividends to Stockholders.  The following table details the Company’s cash dividend payments made during 2011. Cash dividends paid as disclosed in the statements of cash flows for the nine months ended September 30, 2011 and 2010 include previously declared cash dividends on shares of vested restricted stock issued to the non-executive directors of the Company’s Board of Directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
					(Dollars in thousands)

2011	February 23	March 17	March 31	$0.25	$ 5,530
	May 4	May 20	June 24	0.25	5,530
	July 27	August 19	September 9	0.25	5,531

Total				$0.75	$16,591

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

Future Cash Dividends to Stockholders.  On October 26, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of November 18, 2011, and a payment date of December 9, 2011. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

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

Additional Paid-in Capital.  For the nine months ended September 30, 2011, additional paid-in capital increased by $1.4 million. The increase in 2011 was due primarily to amortization of stock based compensation and a net issuance of common stock under the 2010 STIP to the Company’s CEO after purchase of common stock from the executive for tax withholdings.

Net Income per Common Share.  Basic net income per common share was computed on the basis of the weighted average common shares outstanding. Diluted net income per common share was computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2011, the Company acquired a total of 20,027 shares of the Company’s common stock from the Company’s CEO in payment of required tax withholdings for the common stock awarded on March 4, 2011 related to the 2010 STIP. These shares of common stock acquired were retired and excluded from the Company’s reported outstanding share balance as of September 30, 2011. For the nine months ended September 30, 2011, no shares of common stock were repurchased by the Company under its common stock repurchase program. For the three months and nine months ended September 30, 2011, the effect of 155 and 151, respectively, of potential dilutive common shares was not included in the calculation for diluted net income per share as the impact is anti-dilutive. The components of basic and diluted net income per common were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share amounts)

Net income	$10,447	$15,384	$69,693	$37,358

Weighted average shares of common stock outstanding	22,090,913	22,060,636	22,080,485	22,338,566
Dilutive effect of restricted stock and RSUs	482,151	312,150	406,889	312,935

Weighted average shares of common stock and common stock equivalents	22,573,064	22,372,786	22,487,374	22,651,501

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share and per share amounts)
Net income per common share
Basic(1)	$0.47	$0.70	$3.16	$1.67

Diluted(1)	$0.46	$0.69	$3.10	$1.65

(1)

Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the nine months ended September 30, 2011 and 2010 may not equal the total computed for the nine months.

(17) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense was $0.2 million and $37,000 for the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2011 and 2010, respectively, for wireless operations and $0.2 million and $0.4 million for the three months and nine months ended September 30, 2011 for software operations. Stock based compensation expense for the three and nine months ended September 30, 2010 included a benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive. The following table reflects the results of operations line items for stock based compensation expense for the periods stated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating Expense Category	2011	2010	2011	2010
	(Dollars in thousands)

Service, rental and maintenance	$6	$5	$17	$18
Selling and marketing	16	17	49	56
General and administrative	392	15	1,027	497

Total stock based compensation	$414	$37	$1,093	$571

(18) Research and Product Development — Research and product development costs are expensed as incurred and are reflected in service, rental and maintenance expenses. Costs eligible for capitalization were not material to the consolidated financial statements.

(19) Advertising Costs — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. The Company does not incur any direct response advertising costs. Advertising expenses were $7,200 and $17,900 for the three months ended September 30, 2011 and 2010, respectively, and $19,600 and $68,300 for the nine months ended September 30, 2011 and 2010, respectively, for wireless operations and $0.1 million and $0.2 million for the three months and nine months ended September 30, 2011, respectively, for software operations.

(20) Income Taxes — The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Internal Revenue Service (“IRS”) has issued a no change report on its audit of the Company’s 2007 and 2008 Federal income tax returns. During the third quarter of 2011, the Company received a refund of Federal income taxes paid of $5.0 million resulting from a net operating loss carryback (interest represented $0.8 million).

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is required to evaluate the recoverability of its deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. Based on the acquisition of Amcom during the first quarter of 2011, and improved results of wireless operations, management concluded that an additional amount of its deferred income tax assets was more likely than not recoverable at September 30, 2011. During the first, second and third quarters of 2011, management evaluated the forecasted future taxable income of both software and wireless operations based on a five-year projection and reduced the valuation allowance by $31.8 million, $5.2 million and $2.0 million, respectively.

At September 30, 2011, the Company had deferred income tax assets of $186.1 million and a valuation allowance of $131.9 million resulting in an estimated recoverable amount of deferred income tax assets of $54.2 million. This reflects a net reduction of the valuation allowance of $39.0 million (which excludes other net reductions of $0.5 million) from the December 31, 2010 balance of $170.9 million.

The balances of the valuation allowance as of September 30, 2011 and December 31, 2010 were $131.9 million and $170.9 million, respectively. Included in the valuation allowance were $0.6 million and $0.7 million for foreign operations at September 30, 2011 and December 31, 2010, respectively.

The anticipated effective income tax rate is expected to differ from the Federal statutory rate of 35% due to changes in the deferred income tax asset valuation allowance, the effect of state income taxes, permanent differences between financial and taxable income, and non-recurring discrete items.

(21) Related Party Transactions — Since November 16, 2004, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2011 and 2010, the Company paid $1.7 million and $2.8 million in site rent expenses, respectively, and the Company paid $6.3 million and $8.2 million, respectively, in site rent expenses to this entity that were included in service, rental and maintenance expenses for the nine months ended September 30, 2011 and 2010.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the key financial metrics of the Company’s segments for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Revenues:
Wireless	$48,541	$56,710	$153,168	$178,606
Software	12,929	—	30,808	—

Total revenues	61,470	56,710	183,976	178,606

Operating expenses:
Wireless	32,014	40,592	106,945	134,095
Software	13,266	—	31,303	—

Total operating expenses	45,280	40,592	138,248	134,095

Operating income (loss):
Wireless	16,527	16,118	46,223	44,511
Software	(337)	—	(495)	—

Total operating income (loss)	$16,190	$16,118	$45,728	$44,511

EBITDA (as defined by the Company):
Wireless	$19,934	$22,017	$57,280	$64,412
Software	1,336	—	3,366	—

Total EBITDA	21,270	22,017	60,646	64,412

% of revenue	34.6%	38.8%	33.0%	36.1%
Capital expenditures:
Wireless	1,758	1,730	4,973	4,018
Software	21	—	161	—

Total capital expenditures	1,779	1,730	5,134	4,018

% of revenue	2.9%	3.1%	2.8%	2.2%
OCF (as defined by the Company):
Wireless	18,176	20,287	52,307	60,394
Software	1,315	—	3,205	—

Total OCF	$19,491	$20,287	$55,512	$60,394

% of revenue	31.7%	35.8%	30.2%	33.8%

Segment information for total assets is not presented as such information is not used in measuring segment performance or allocating resources among segments.

(23) Commitments and Contingencies — USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of September 30, 2011, USA Mobility does not have any material outstanding lawsuits.

There were no material changes during the quarter ended September 30, 2011 to the legal contingencies previously reported in the 2010 Annual Report.

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

Overview

For the MD&A below, the Company presumes that readers have access to and read the MD&A contained in the 2010 Annual Report. In addition, the following MD&A should be read in conjunction with USA Mobility’s condensed consolidated financial statements and related notes and “Part I — Item 1A — Risk Factors”, which describe key risks associated with the Company’s operations and industry, and “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the 2010 Annual Report.

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

Direct.  The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses and Federal, state and local government agencies. USA Mobility intends to continue to market to commercial enterprises utilizing its direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. USA Mobility sales personnel maintain a sales presence throughout the United States. In addition, the Company maintains several corporate sales groups focused on medical sales; Federal and government accounts; large enterprises; advanced wireless services; systems sales applications; emergency/mass notification services and other product offerings.

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

The following table summarizes the breakdown of the Company’s direct and indirect units in service at specified dates:

	As of September 30, 2011		As of June 30, 2011		As of September 30, 2010
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

Direct	1,603	93.1%	1,656	93.1%	1,801	92.4%
Indirect	118	6.9%	123	6.9%	149	7.6%

Total	1,721	100.0%	1,779	100.0%	1,950	100.0%

The following table sets forth information on the Company’s direct units in service by account size for the periods stated:

	As of September 30, 2011		As of June 30, 2011		As of September 30, 2010
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

1 to 3 Units	69	4.3%	74	4.4%	88	4.9%
4 to 10 Units	42	2.6%	45	2.7%	54	3.0%
11 to 50 Units	99	6.2%	106	6.4%	130	7.2%
51 to 100 Units	61	3.8%	68	4.1%	79	4.4%
101 to 1000 Units	399	24.9%	411	24.8%	456	25.3%
> 1000 Units	933	58.2%	952	57.6%	994	55.2%

Total direct units in service	1,603	100.0%	1,656	100.0%	1,801	100.0%

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

The following table summarizes the breakdown of the Company’s one-way and two-way units in service at specified dates:

	As of September 30, 2011		As of June 30, 2011		As of September 30, 2010
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)

One-way messaging	1,578	91.7%	1,630	91.6%	1,767	90.6%
Two-way messaging	143	8.3%	149	8.4%	183	9.4%

Total	1,721	100.0%	1,779	100.0%	1,950	100.0%

The demand for one-way and two-way messaging services declined at each specified date and USA Mobility believes demand for its wireless services will continue to decline for the foreseeable future. Demand for the Company’s services has also been impacted by the changes in United States economy resulting from increased unemployment rates nationwide. To the extent that unemployment may significantly increase during the remainder of 2011, the Company anticipates an unfavorable impact on the level of subscriber cancellations.

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

The following table sets forth the Company’s gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2011		June 30, 2011		September 30, 2010
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)

Direct	55	108	61	104	62	131
Indirect	3	8	5	11	4	12

Total	58	116	66	115	66	143

The following table sets forth information on the direct net disconnect rate by account size for the Company’s direct customers for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2011	June 30, 2011	September 30, 2010

1 to 3 Units	(5.9%)	(6.3%)	(7.0%)
4 to 10 Units	(6.4%)	(6.8%)	(7.5%)
11 to 50 Units	(6.4%)	(6.5%)	(7.3%)
51 to 100 Units	(10.4%)	(5.4%)	(7.9%)
101 to 1000 Units	(2.9%)	(3.3%)	(5.6%)
> 1000 Units	(2.1%)	(1.0%)	(1.3%)

Total direct net unit loss %	(3.2%)	(2.6%)	(3.6%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	September 30, 2011	June 30, 2011	September 30, 2010

Direct	$8.77	$8.92	$9.01
Indirect	6.22	6.40	6.86
Consolidated	8.59	8.74	8.85

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of the Company’s services. Gross revenues decreased year over year, and the Company expects future sequential annual revenues to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended September 30, 2011 from the quarter ended September 30, 2010 was due to the change in composition of the Company’s customer base as the percentage of units in service attributable to larger customers continues to increase and no selected price increases were implemented during the nine months ended September 30, 2011 while there were selected price increases implemented during the same period in 2010. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in the Company’s revenues. The Company believes without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2011 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated:

	For the Three Months Ended
Account Size	September 30, 2011	June 30, 2011	September 30, 2010

1 to 3 Units	$15.62	$15.74	$15.48
4 to 10 Units	14.52	14.65	14.51
11 to 50 Units	12.30	12.38	12.18
51 to 100 Units	10.59	10.68	10.69
101 to 1000 Units	8.90	9.10	8.82
> 1000 Units	7.42	7.49	7.64

Total direct ARPU	$ 8.77	$ 8.92	$ 9.01

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

Amcom develops, sells and supports enterprise-wide systems for organizations needing to automate, centralize and standardize mission critical communications. These solutions are used for contact centers, emergency management, mobile event notification and messaging. Amcom is focused on marketing these solutions to the healthcare, government and large enterprise sectors. These areas of market focus compliment the market focus of the Company’s wireless operations outlined above. Amcom has offices in Minnesota, New York, Florida, New Hampshire and Australia. Amcom has a sales presence and customer base both domestically and internationally, specifically in Europe and Australia.

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

The direct sales force is complemented by a channel sales force consisting of a dedicated team of managers. These managers coordinate relationships with telecommunication focused alliance partners who provide sales introductions for Amcom’s direct sales force.

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

Product Development.  Amcom maintains a product development group focused on developing new software products and enhancing existing products. The product development group uses a methodology that balances enhancement requests from a number of sources including customers, the professional services staff, customer support incidents, known defects, market and technology trends and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenues, customer/employee satisfaction, possible cost savings and development time and expense.

Operations revenue is recognized when the application is installed and operational at the customer location. It consists of software license revenue, professional services revenue and equipment sales. Maintenance revenue is for ongoing support of a software application and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the third quarter of 2011 were 99.6%. Maintenance revenues for the three months and nine months ended September 30, 2011 included a reduction of $1.5 million and $5.1 million, respectively, required by acquisition accounting to reflect fair value. Revenue from software operations is included in product and related sales, net of credits in the condensed consolidated results of operations. The detailed breakout of revenues by component from software operations was as follows:

Revenue	For the three months ended September 30, 2011	For the nine months ended September 30, 2011(1)
	(Dollars in thousands)

Software licenses	$ 3,094	$ 9,386
Professional services	2,949	7,087
Equipment sales	2,270	5,639

Total operations revenue	8,313	22,112
Maintenance revenue(2)	4,616	8,696

Total software operations revenue	$12,929	$30,808

(1)	Software operations revenue reflect results from March 3, 2011 to September 30, 2011.
(2)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Software operations reported bookings of $14.2 million and $43.0 million for the three months and nine months ended September 30, 2011, respectively, which represented all purchase orders received from customers during the respective periods (irrespective of revenue type). The following table summarizes bookings for the periods stated:

Bookings	For the three months ended September 30, 2011	For the nine months ended September 30, 2011
	(Dollars in thousands)

Operations revenue	$ 8,507	$25,090
Maintenance renewals	5,681	17,920

Total bookings	$14,188	$43,010

Software operations reported a backlog of $21.3 million and $20.5 million at September 30, 2011 and June 30, 2011, respectively, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles the Company’s reported backlog at specified dates:

Backlog	September 30, 2011	June 30, 2011
	(Dollars in thousands)

Beginning balance	$20,478	$18,869
Bookings for the three months	14,188	15,158

Available	$34,666	$34,027
Recognized revenue/other(1)	(13,353)	(13,549)

Total backlog	$21,313	$20,478

(1)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Operations — Consolidated

USA Mobility’s operating expenses are presented in functional categories. Certain of the Company’s functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•

Cost of product sold.  These are expenses associated with costs for pagers for the wireless operations and hardware, third party software, payroll and related and various other expenses associated with the software operations.

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

USA Mobility reviews the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three months and nine months ended September 30, 2011.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. USA Mobility reviews the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory on a monthly basis. The Company also reviews the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures and to minimize the number of physical locations for the wireless operations. The Company has reduced its wireless employee base by approximately 18.6% to 455 full-time equivalent employees (“FTEs”) at September 30, 2011 from 559 FTEs at September 30, 2010. The software operations had 250 FTEs at

September 30, 2011, which was an increase from 248 FTEs at June 30, 2011. The Company anticipates continued staffing reductions in 2011 for wireless operations, consistent with the subscriber and revenue trends and has accrued post-employment benefits for these anticipated staffing reductions.

Site rent expenses for transmitter locations are largely dependent on the Company’s paging networks. USA Mobility operates local, regional and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to the Company’s operating margin as revenues decline. In order to reduce these expenses, USA Mobility has an active program to consolidate the number of networks and thus transmitter locations, which the Company refers to as network rationalization. The Company has reduced the number of active transmitters by 15.1% to 5,061 active transmitters at September 30, 2011 from 5,959 active transmitters at September 30, 2010.

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

Other Income — Wireless Operations

On June 8, 2005, the predecessor to Sensus USA, Inc. (“Sensus”), Advanced Metering Data Systems, LLC (“AMDS”), and the Company signed an Asset Purchase Agreement for the sale of a narrowband personal communications service (“PCS”) license for $5.0 million (the “AMDS Agreement”). On August 24, 2010, the Company and Sensus executed an Amendment of Agreement to amend and complete the AMDS Agreement. The Company agreed to a one-time final payment of $2.0 million which was recognized as other non-operating income in the third quarter of 2010.

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

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended September 30, 2011 and 2010

	For the Three Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$46,006	$ —	$46,006	$53,905	$ —	$53,905	$(7,899)	(14.7%)
Product and related sales, net	2,535	12,929	15,464	2,805	—	2,805	12,659	451.3%

Total	$48,541	$12,929	$61,470	$56,710	$ —	$56,710	$ 4,760	8.4%

Selected operating expenses:
Cost of products sold	$ 423	$ 5,528	$ 5,951	$ 819	$ —	$ 819	$ 5,132	626.6%
Service, rental and maintenance	13,194	2,023	15,217	16,821	—	16,821	(1,604)	(9.5%)
Selling and marketing	3,412	2,515	5,927	4,060	—	4,060	1,867	46.0%
General and administrative	11,550	1,527	13,077	12,907	—	12,907	170	1.3%
Severance and restructuring	28	—	28	86	—	86	(58)	(67.4%)

Total	$28,607	$11,593	$40,200	$34,693	$ —	$34,693	$ 5,507	15.9%

FTEs	455	250	705	559	—	559	146	26.1%

Active transmitters	5,061	—	5,061	5,959	—	5,959	(898)	(15.1%)

Revenues — Wireless

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. Wireless’ total revenues were $48.5 million and $56.7 million for the three months ended September 30, 2011 and 2010, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$36,687	$41,669
Two-way messaging	6,175	7,969

	42,862	49,638

Indirect:
One-way messaging	1,524	2,208
Two-way messaging	735	933

	$2,259	$3,141

Total paging:
One-way messaging	$38,211	$43,877
Two-way messaging	6,910	8,902

Total paging revenue	45,121	52,779
Non-paging revenue	885	1,126

Total service, rental and maintenance revenues, net	$46,006	$53,905

The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2011 and 2010 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of September 30,			For the Three Months Ended September 30,			Change Due To:
	2011	2010	Change	2011(1)	2010(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,578	1,767	(189)	$38,211	$43,877	$(5,666)	$(933)	$(4,733)
Two-way messaging	143	183	(40)	6,910	8,902	(1,992)	73	(2,065)

Total	1,721	1,950	(229)	$45,121	$52,779	$(7,658)	$(860)	$(6,798)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that messaging services will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Revenues — Software

Product and related sales for software operations were $12.9 million which reflects software license revenue, professional services revenue, equipment sales and maintenance revenue. Operations revenue from software licenses, professional services and equipment sales was $8.3 million. Maintenance revenue was $4.6 million. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. For the period July 1 through September 30, 2011, maintenance revenue has been reduced by $1.5 million to reflect the required reduction to fair value as required by acquisition accounting. The table below details total product and related sales for software operations for the period stated:

For the Three Months Ended September 30, 2011
(Dollars in thousands)

Software licenses	$ 3,094
Professional services	2,949
Equipment sales	2,270

Operations revenue	$ 8,313

Maintenance(1)	4,616

Total software operations revenue	$12,929

(1)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Operating Expenses — Consolidated

Cost of Products Sold.  Cost of products sold consisted primarily of the following significant items:

	For the Three Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Payroll and related	$—	$2,537	$2,537	$—	$—	$—	$2,537	0.0%
Cost of sales	423	2,558	2,981	819	—	819	2,162	264.0%
Other	—	433	433	—	—	—	433	0.0%

Total cost of products sold	$423	$5,528	$5,951	$819	$—	$819	$5,132	626.6%

FTEs	—	113	113	—	—	—	113	0.0%

As illustrated in the table above, cost of products sold for the three months ended September 30, 2011 increased $5.1 million from the same period in 2010 due to the following variances:

•	Payroll and related — The increase of $2.5 million in payroll and related expense was due to installation costs associated with the software operations for 113 FTEs.

•

Cost of sales — The increase of $2.2 million in cost of sales was due to cost of sales of hardware and third party software of $2.6 million for the software operations, partially offset by $0.4 million reduction to wireless operations’ costs due to lower cost basis of devices sold to or lost by wireless operations’ customers.

•	Other — The increase of $0.4 million in other expenses was due to $0.1 million of shipping expenses and $0.3 million in miscellaneous expenses for the software operations.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Three Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Site rent	$5,438	$—	$5,438	$8,042	$—	$8,042	$(2,604)	(32.4%)
Telecommunications	2,721	11	2,732	3,341	—	3,341	(609)	(18.2%)
Payroll and related	3,896	1,682	5,578	4,199	—	4,199	1,379	32.8%
Stock based compensation	6	—	6	5	—	5	1	20.0%
Other	1,133	330	1,463	1,234	—	1,234	229	18.6%

Total service, rental and maintenance	$13,194	$2,023	$15,217	$16,821	$—	$16,821	$(1,604)	(9.5%)

FTEs	169	57	226	198	—	198	28	14.1%

As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2011 decreased $1.6 million or 9.5% from the same period in 2010 due to the following variances:

•

Site rent — The decrease of $2.6 million in site rent expenses was primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers, which has reduced the number of lease locations for the wireless operations. Active transmitters declined 15.1% in the third quarter of 2011 from the same quarter in the prior year. In addition, the expiration of a master lease agreement (“MLA”) has resulted in the Company paying at the lower month-to-month rent per site in 2011, which has favorably impacted site rent expenses for the wireless operations.

•

Telecommunications — The decrease of $0.6 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated in 2011 for wireless operations.

•

Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers and in-house repair personnel for wireless operations and professional services, product development and technical support personnel for software operations. The increase in payroll and related expenses of $1.4 million was due primarily to software operations payroll and related costs for 57 FTEs at September 30, 2011, partially offset by a reduction in payroll and related costs for wireless operations due to headcount reductions of 29 FTEs to 169 FTEs at September 30, 2011 from 198 FTEs at September 30, 2010. Payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the addition of 57 FTEs for software operations. The Company believes it is cost beneficial to perform the repair functions in-house.

•

Stock based compensation — Stock based compensation expenses increased for the three months ended September 30, 2011 compared to the same period in 2010 due to higher amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees under the 2009 Long-Term Incentive Program (“LTIP”).

•

Other — The increase of $0.2 million in other expenses and as a percentage of revenue was due to a decrease in wireless operations costs of $0.1 million due primarily to lower office expenses. This was partially offset by an increase in software operations costs of $0.3 million which consisted of $0.2 million in outside service expenses and $0.1 million in other miscellaneous expenses.

Selling and Marketing.  Selling and marketing expenses consisted of the following major items:

	For the Three Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Payroll and related	$2,122	$1,471	$3,593	$2,659	$—	$2,659	$934	35.1%
Commissions	873	570	1,443	1,163	—	1,163	280	24.1%
Stock based compensation	16	—	16	17	—	17	(1)	(5.9%)
Other	401	474	875	221	—	221	654	295.9%

Total selling and marketing	$3,412	$2,515	$5,927	$4,060	$—	$4,060	$1,867	46.0%

FTEs	107	51	158	140	—	140	18	12.9%

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.9 million or 35.1% and as a percentage of revenue for the three months ended September 30, 2011 compared to the same period in 2010 primarily due to the payroll and related costs for software operations for 51 FTEs, partially offset by lower costs for wireless operations. The sales and marketing staff are all involved in selling the Company’s paging and software products and services domestically and internationally as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on the Company’s revenue base for wireless operations and to identify business opportunities for additional or future software sales. Amcom has a centralized marketing function which is focused on supporting its software products and vertical sales efforts by strengthening the Amcom brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Amcom sells its software products through a direct and channel sales force that consists of a dedicated team of managers. The Company has reduced the overall cost of its selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees. Total FTEs declined by 33 FTEs to 107 FTEs at September 30, 2011 from 140 FTEs at September 30, 2010 for wireless operations.

Commission expenses increased by $0.3 million and as a percentage of revenue for the three months ended September 30, 2011 compared to the same period in 2010 due primarily to commission expenses for software operations. The increase of $0.7 million in other expenses and as a percentage of revenue was due to increases in outside service expenses and rewards and recognition expenses of $0.2 million for wireless operations and $0.5 million in costs for the software operations which consisted of $0.2 million in travel and entertainment, $0.1 million in advertising expenses and $0.2 million in other miscellaneous expenses.

General and Administrative.  General and administrative expenses consisted of the following significant items:

	For the Three Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Payroll and related	$ 5,115	$ 663	$ 5,778	$ 5,719	$ —	$ 5,719	$ 59	1.0%
Stock based compensation	218	174	392	15	—	15	377	2513.3%
Bad debt	276	70	346	571	—	571	(225)	(39.4%)
Facility rent	701	340	1,041	992	—	992	49	4.9%
Telecommunications	401	93	494	518	—	518	(24)	(4.6%)
Outside services	2,335	161	2,496	2,463	—	2,463	33	1.3%
Taxes, licenses and permits	1,327	—	1,327	1,276	—	1,276	51	4.0%
Other	1,177	26	1,203	1,353	—	1,353	(150)	(11.1%)

Total general and administrative	$11,550	$ 1,527	$13,077	$12,907	$ —	$12,907	$ 170	1.3%

FTEs	179	29	208	222	—	222	(14)	(6.3%)

As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2011 increased $0.2 million, or 1.3%, from the same period in 2010 due primarily to higher stock based compensation expenses. The percentage of expense to revenue increased for the three months ended September 30, 2011 compared to the same period in 2010 due to the following significant variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses increased $59,000 due primarily to lower payroll and related expenses of $0.6 million for wireless operations due to headcount reductions, partially offset by payroll and related expenses for software operations of $0.7 million for 29 FTEs at September 30, 2011. Total FTEs declined by 43 FTEs to 179 FTEs at September 30, 2011 from 222 FTEs at September 30, 2010 for wireless operations.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.4 million and as a percentage of revenue for the three months ended September 30, 2011 compared to the same period in 2010 due to higher amortization of compensation expense related to the 2009 LTIP for wireless operations and by an increase in amortization of compensation expense for the three months ended September 30, 2011 due to the 2011 LTIP for software operations. Stock based compensation expenses for the three months ended September 30, 2010 included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive.

•

Bad debt — The decrease of $0.2 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the wireless operations customer base to accounts with a large number of units in service, partially offset by an increase in bad debt expenses for software operations of $0.1 million.

•

Facility rent — The increase of $49,000 in facility rent expenses was primarily due to an increase in facility rent expenses for software operations of $0.3 million, partially offset by lower facility rent expenses related to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand for the wireless operations.

•

Telecommunications — The decrease of $24,000 in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements for the wireless operations, partially offset by an increase in telecommunication expenses for software operations of $0.1 million.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase of $33,000 in outside service expenses was due primarily to an increase in outside service expenses for software operations.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $51,000 was primarily due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability, partially offset by lower gross receipts and property taxes for the three months ended September 30, 2011 compared to the same period in 2010. These taxes were based on the lower revenue and property base resulting from the wireless operations.

•

Other — The decrease of $0.2 million in other expenses was due to a decrease of $0.2 million for wireless operations which consisted of reductions in insurance expenses of $0.1 million and various other expenses of $0.1 million.

Severance and Restructuring.  Severance and restructuring expenses decreased to $28,000 for the three months ended September 30, 2011 for restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations compared to $86,000 for the same period in 2010. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $5.1 million for the three months ended September 30, 2011 from $5.9 million for the three months ended September 30, 2010. The decrease was primarily due to $1.5 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.6 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices and a $0.1 million decrease in accretion expenses; partially offset by an increase of $1.4 million in amortization expense due to the increase in intangible assets from the Amcom acquisition. Depreciation, amortization and accretion expenses for software operations represented $1.7 million of the total $5.1 million of depreciation, amortization and accretion expenses for the three months end September 30, 2011.

Interest Expense, Net; Other Expense, Net and Income Tax Expense

Interest Expense, Net.  Net interest expense increased to $0.7 million for the three months ended September 30, 2011 from $6,000 of net interest income for the same period in 2010. This increase was primarily due to interest on debt associated with the Amcom acquisition.

Other Expense, Net.  Net other expense was $1,000 for the three months ended September 30, 2011 compared to $2.3 million of other income, net for the same period in 2010. During the three months ended September 30, 2010, the Company received $2.0 million of proceeds from Sensus to complete the 2005 AMDS Agreement.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2011 was $5.0 million, an increase of $1.9 million from the $3.1 million income tax expense for the three months ended September 30, 2010. The increase in income tax expense and the effective quarterly tax rate was largely caused by a decrease in the reduction of the valuation allowance. The following summarizes the key items impacting income tax expense and the effective tax rate for the three months ended September 30, 2011 and 2010, respectively:

	For the Three Months Ended September 30,
	2011		2010
	(Dollars in thousands)

Income before income tax expense	$15,457		$18,444

Income tax expense at the Federal statutory rate	$5,410	35.00%	$6,455	35.00%
State income taxes, net of Federal benefit	538	3.48%	598	3.24%
Change in valuation allowance	(2,209)	(14.29%)	(4,339)	(23.53%)
Other	1,271	8.22%	346	1.88%

Income tax expense	$5,010	32.41%	$3,060	16.59%

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Nine Months Ended September 30, 2011 and 2010

	For the Nine Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Revenues:
Service, rental and maintenance, net	$145,484	$—	$145,484	$169,711	$—	$169,711	$(24,227)	(14.3%)
Product and related sales, net	7,684	30,808	38,492	8,895	—	8,895	29,597	332.7%

Total	$153,168	$30,808	$183,976	$178,606	$—	$178,606	$5,370	3.0%

Selected operating expenses:
Cost of products sold	$2,257	$13,202	$15,459	$3,162	$—	$3,162	$12,297	388.9%
Service, rental and maintenance	43,221	4,648	47,869	52,937	—	52,937	(5,068)	(9.6%)
Selling and marketing	11,191	6,248	17,439	13,011	—	13,011	4,428	34.0%
General and administrative	39,141	3,344	42,485	44,643	—	44,643	(2,158)	(4.8%)
Severance and restructuring	78	—	78	441	—	441	(363)	(82.3%)

Total	$95,888	$27,442	$123,330	$114,194	$—	$114,194	$9,136	8.0%

FTEs	455	250	705	559	—	559	146	26.1%

Active transmitters	5,061	—	5,061	5,959	—	5,959	(898)	(15.1%)

Revenues —Wireless

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for the Company’s wireless services. Wireless’ total revenues were $153.2 million and $178.6 million for the nine months ended September 30, 2011 and 2010, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)

Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$114,249	$129,697
Two-way messaging	19,541	25,835

	133,790	155,532

Indirect:
One-way messaging	4,976	6,944
Two-way messaging	2,304	3,010

	$7,280	$9,954

Total paging:
One-way messaging	$119,225	$136,641
Two-way messaging	21,845	28,845

Total paging revenue	141,070	165,486
Non-paging revenue	4,414	4,225

Total service, rental and maintenance revenues, net	$145,484	$169,711

The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2011 and 2010 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of September 30,			For the Nine Months Ended September 30,			Change Due To:
	2011	2010	Change	2011(1)	2010(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)

One-way messaging	1,578	1,767	(189)	$119,225	$136,641	$(17,416)	$(760)	$(16,656)
Two-way messaging	143	183	(40)	21,844	28,845	(7,001)	(2,110)	(4,891)

Total	1,721	1,950	(229)	$141,069	$165,486	$(24,417)	$(2,870)	$(21,547)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and the Company anticipates that messaging services will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Revenues — Software

Product and related sales for software operations were $30.8 million which reflects software license revenue, professional services revenue, equipment sales and maintenance revenue. Operations revenue from software licenses, professional services and equipment sales was $22.1 million. Maintenance revenue was $8.7 million. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. For the period March 3, 2011 through September 30, 2011, maintenance revenue has been reduced by $5.1 million to reflect the required reduction to fair value as required by acquisition accounting. The table below details total product and related sales for software operations for the period stated:

For the Nine Months Ended September 30, 2011(1)
(Dollars in thousands)

Software licenses	$ 9,386
Professional services	7,087
Equipment sales	5,639

Operations revenue	$22,112

Maintenance(2)	8,696

Total software operations revenue	$30,808

(1)	Software operations revenue reflects results from March 3, 2011 to September 30, 2011.
(2)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Operating Expenses — Consolidated

Cost of Products Sold.  Cost of products sold consists primarily of the following significant items:

	For the Nine Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Payroll and related	$—	$5,369	$5,369	$—	$—	$—	$5,369	0.0%
Cost of sales	2,257	6,300	8,557	3,162	—	3,162	5,395	170.6%
Other	—	1,533	1,533	—	—	—	1,533	0.0%

Total cost of products sold	$2,257	$13,202	$15,459	$3,162	$—	$3,162	$12,297	388.9%

FTEs	—	113	113	—	—	—	113	0.0%

As illustrated in the table above, cost of products sold for the nine months ended increased $12.3 million from the same period in 2010 due to the following variances:

•	Payroll and related — The increase of $5.4 million in payroll and related expense was due to installation costs associated with the software operations for 113 FTEs.

•

Cost of sales — The increase of $5.4 million in cost of sales was due to cost of sales of hardware and third party software of $6.3 million for the software operations, partially offset by $0.9 million of lower cost basis of devices sold to or lost by wireless operations’ customers.

•

Other — The increase of $1.5 million in other expenses was due to travel and entertainment expenses of $0.1 million, shipping expenses of $0.3 million and miscellaneous expenses of $1.1 million for the software operations.

Service, Rental and Maintenance.  Service, rental and maintenance expenses consist primarily of the following significant items:

	For the Nine Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Site rent	$18,281	$—	$18,281	$25,404	$—	$25,404	$(7,123)	(28.0%)
Telecommunications	8,688	26	8,714	10,639	—	10,639	(1,925)	(18.1%)
Payroll and related	12,313	3,596	15,909	13,229	—	13,229	2,680	20.3%
Stock based compensation	17	—	17	18	—	18	(1)	(5.6%)
Other	3,922	1,026	4,948	3,647	—	3,647	1,301	35.7%

Total service, rental and maintenance	$43,221	$4,648	$47,869	$52,937	$—	$52,937	$(5,068)	(9.6%)

FTEs	169	57	226	198	—	198	28	14.1%

As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2011 decreased $5.1 million or 9.6% from the same period in 2010 due to the following variances:

•

Site rent — The decrease of $7.1 million in site rent expenses was primarily due to the rationalization of the Company’s networks which has decreased the number of transmitters required to provide service to the Company’s customers, which has reduced the number of lease locations for the wireless operations. Active transmitters declined 15.1% in the third quarter of 2011 from the same quarter in the prior year. In addition, the expiration of a MLA has resulted in the Company paying at the lower month-to-month rent per site in 2011, which has favorably impacted site rent expenses for the wireless operations.

•

Telecommunications — The decrease of $1.9 million in telecommunication expenses was due to the consolidation of the Company’s networks. The Company believes continued reductions in these expenses will occur as the Company’s networks continue to be consolidated as anticipated in 2011 for wireless operations.

•	Payroll and related — Payroll and related expenses are incurred largely for field technicians, their managers and in-house repair personnel for wireless operations and professional services, product development and technical support personnel for software operations. The increase in payroll and related expenses of $2.7 million was due primarily to software operations payroll and related costs for 57 FTEs at September 30, 2011, partially offset by a reduction in payroll and related costs for the wireless operations due to headcount reductions of 29 FTEs to 169 FTEs at September 30, 2011 from 198 FTEs at September 30, 2010. Payroll and related expenses as a percentage of revenue increased during the period due to the use of the Company’s employees to repair paging devices as opposed to use of a third party vendor and the addition of 57 FTEs for software operations. The Company believes it is cost beneficial to perform the repair functions in-house.

•

Stock based compensation — Stock based compensation expenses decreased for the nine months ended September 30, 2011 compared to the same period in 2010 due to lower amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP.

•

Other — The increase of $1.3 million in other expenses and as a percentage of revenue was due to an increase in wireless operations costs of $0.3 million primarily due to higher office expenses. In addition, costs in the software operations totaled $1.0 million which consisted of $0.6 million in outside services and $0.4 million in miscellaneous expenses.

Selling and Marketing.  Selling and marketing expenses consist of the following major items:

	For the Nine Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Payroll and related	$6,909	$3,154	$10,063	$8,437	$—	$8,437	$1,626	19.3%
Commissions	3,160	1,645	4,805	3,694	—	3,694	1,111	30.1%
Stock based compensation	49	—	49	56	—	56	(7)	(12.5%)
Other	1,073	1,449	2,522	824	—	824	1,698	206.1%

Total selling and marketing	$11,191	$6,248	$17,439	$13,011	$—	$13,011	$4,428	34.0%

FTEs	107	51	158	140	—	140	18	12.9%

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which increased $1.6 million or 19.3% and as a percentage of revenue for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the payroll and related costs for software operations for 51 FTEs, partially offset by lower costs for wireless operations. The sales and marketing staff are all involved in selling the Company’s paging and software products and services domestically and internationally as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support the Company’s efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on the Company’s revenue base for wireless operations and to identify business opportunities for additional or future software sales. Amcom has a centralized marketing function which is focused on supporting its software products and vertical sales efforts by strengthening the Amcom brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Amcom sells its software products through a direct and channel sales force that consists of a dedicated team of managers. The Company has reduced the overall cost of its selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees. Total FTEs declined by 33 FTEs to 107 FTEs at September 30, 2011 from 140 FTEs at September 30, 2010 for wireless operations.

Commission expenses increased by $1.1 million and as a percentage of revenue for the nine months ended September 30, 2011 compared to the same period in 2010 due primarily to commission expenses for software operations. The increase of $1.7 million in other expenses and as a percentage of revenue was primarily due to costs for software operations of $1.5 million which consisted of $0.5 million in travel and entertainment expenses, $0.4 million in advertising expenses and $0.6 million in miscellaneous expenses. In addition, wireless operations costs increased by $0.2 million due to higher outside service expenses of $0.1 million and rewards and recognition expenses of $0.1 million.

General and Administrative.  General and administrative expenses consist of the following significant items:

	For the Nine Months Ended September 30,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)

Payroll and related	$16,189	$2,443	$18,632	$19,252	$—	$19,252	$(620)	(3.2%)
Stock based compensation	636	391	1,027	497	—	497	530	106.6%
Bad debt	519	162	681	1,878	—	1,878	(1,197)	(63.7%)
Facility rent	2,150	749	2,899	3,672	—	3,672	(773)	(21.1%)
Telecommunications	1,238	215	1,453	1,778	—	1,778	(325)	(18.3%)
Outside services	9,948	309	10,257	8,915	—	8,915	1,342	15.1%
Taxes, licenses and permits	4,849	—	4,849	4,703	—	4,703	146	3.1%
Other	3,612	(925)	2,687	3,948	—	3,948	(1,261)	(31.9%)

Total general and administrative	$39,141	$3,344	$42,485	$44,643	$—	$44,643	$(2,158)	(4.8%)

FTEs	179	29	208	222	—	222	(14)	(6.3%)

As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2011 decreased $2.2 million, or 4.8%, from the same period in 2010 due primarily to lower bad debt expenses, lower facility rent expenses and lower payroll and related expenses; partially offset by higher outside service expenses. The percentage of expense to revenue decreased for the nine months ended September 30, 2011 compared to the same period in 2010 due to the following significant variances:

•

Payroll and related — Payroll and related expenses are incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased $0.6 million due primarily to a reduction in headcount for the nine months ended September 30, 2011 compared to the same period in 2010 for wireless operations, partially offset by payroll and related costs of $2.4 million for software operations for 29 FTEs at September 30, 2011. Total FTEs declined by 43 FTEs to 179 FTEs at September 30, 2011 from 222 FTEs at September 30, 2010 for wireless operations.

•

Stock based compensation — Stock based compensation expenses consist primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of the Company’s Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.5 million and as a percentage of revenue for the nine months ended September 30, 2011 compared to the same period in 2010 due to higher amortization of compensation expense related to the 2009 LTIP for wireless operations, and by an increase in amortization of compensation expense for the nine months ended September 30, 2011 due to the 2011 LTIP for software operations. Stock based compensation expenses for the nine months ended September 30, 2010 included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive.

•

Bad debt — The decrease of $1.2 million in bad debt expenses reflected the Company’s bad debt experience due to the change in the composition of the wireless operations customer base to accounts with a large number of units in service, partially offset by an increase in bad debt expenses for software operations of $0.2 million.

•

Facility rent — The decrease of $0.8 million in facility rent expenses was primarily due to the closure of office facilities as part of the Company’s continued rationalization of its operating requirements to meet lower revenue and customer demand for the wireless operations, partially offset by an increase in facility rent expenses for software operations of $0.7 million.

•

Telecommunications — The decrease of $0.3 million in telecommunication expenses reflected continued office and staffing reductions as the Company continues to streamline its operations and reduce its telecommunication requirements for the wireless operations, partially offset by an increase in telecommunication expenses for the software operations of $0.2 million.

•

Outside services — Outside service expenses consist primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help and various professional fees. The increase of $1.3 million in outside service expenses and as a percentage of revenue was due primarily to transaction and integration costs related to the acquisition of Amcom of $2.7 million during the nine months ended September 30, 2011. These costs were partially offset by reductions in legal fees of $0.7 million, audit-related and tax service fees of $0.4 million and outsourced customer service of $0.3 million.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.1 million was primarily due to higher gross receipts and transactional taxes offset by lower property taxes for the nine months ended September 30, 2011 compared to the same period in 2010. Property taxes are based on the lower property base resulting from the wireless operations.

•

Other — The decrease of $1.3 million in other expenses was due primarily to lower repairs and maintenance expenses of $0.4 million for wireless operations. In addition, software operations had a net credit of $0.9 million for internally allocated costs.

Severance and Restructuring.  Severance and restructuring expenses decreased to $0.1 million for the nine months ended September 30, 2011 for restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations. This was a decrease from $0.4 million recorded for the nine months ended September 30, 2010 for severance charges for post-employment benefits for planned staffing reductions and restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations. The Company accrues post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses decreased to $14.9 million for the nine months ended September 30, 2011 from $19.9 million for the nine months ended September 30, 2010. The decrease was primarily due to $5.2 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $2.7 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices and $0.3 million decrease in accretion expenses; partially offset by an increase of $3.2 million in amortization expense due to the increase in intangible assets from the Amcom acquisition. Depreciation, amortization and accretion expenses for software operations represented $3.9 million of the total $14.9 million of depreciation, amortization and accretion expenses for the nine months ended September 30, 2011.

Interest Expense, Net; Other Income, Net and Income Tax (Benefit) Expense

Interest Expense, Net.  Net interest expense increased to $1.9 million for the nine months ended September 30, 2011 from $13,000 of net interest income for the same period in 2010. This increase was primarily due to interest on debt associated with the Amcom acquisition.

Other Income, Net.  Net other income increased to $7.8 million for the nine months ended September 30, 2011 from $2.6 million for the same period in 2010. The increase was due primarily to the gain on the sale of narrowband personal communications service licenses to Sensus in 2011 of $7.5 million.

Income Tax (Benefit) Expense.  Income tax benefit for the nine months ended September 30, 2011 was $18.0 million, an increase of $27.7 million from the $9.7 million income tax expense for the nine months ended September 30, 2010. Income tax benefit for the nine months ended September 30, 2011 reflects a net favorable adjustment of $39.5 million due to the reduction of the deferred income tax asset valuation allowance. Of the $39.5 million reduction of the valuation allowance, $9.0 million relates to a change in management’s assessment of 2011 taxable income and $30.5 million relates to changes in management’s assessment of 2012 through 2015 taxable income. The following summarizes the key items impacting income tax (benefit) expense and the effective tax rate for the nine months ended September 30, 2011 and 2010, respectively:

	For the Nine Months Ended September 30,
	2011		2010
	(Dollars in thousands)

Income before income tax (benefit) expense	$51,698		$47,102

Income tax expense at the Federal statutory rate	$18,094	35.00%	$16,486	35.00%
State income taxes, net of Federal benefit	1,696	3.28%	1,526	3.24%
Change in valuation allowance	(39,458)	(76.32%)	(9,082)	(19.28%)
Other	1,673	3.23%	814	1.73%

Income tax (benefit) expense	$(17,995)	(34.81%)	$9,744	20.69%

Liquidity and Capital Resources — Consolidated

Cash and Cash Equivalents

At September 30, 2011, the Company had cash and cash equivalents of $40.6 million. These available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest bearing funds managed by third party financial institutions. These funds invest in direct obligations of the government of the United States. To date, the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurance that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the Company has approximately $2.0 to $3.0 million in its operating accounts that are with third party financial institutions. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

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

The significant decrease in cash and cash equivalents at September 30, 2011 compared to December 31, 2010 reflects the use of available cash (along with proceeds from debt financing) to acquire all of the outstanding common stock of Amcom and redeem all outstanding stock options of Amcom.

Overview

Based on current and anticipated levels of operations, USA Mobility anticipates net cash provided by operating activities, together with the available cash on hand at September 30, 2011 should be adequate to meet anticipated cash requirements for the foreseeable future.

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

The following table sets forth information on the Company’s net cash flows from operating, investing and financing activities for the periods stated:

	For the Nine Months Ended September 30,		Change Between 2011 and 2010
	2011	2010
	(Dollars in thousands)

Net cash provided by operating activities	$60,827	$61,728	$(901)
Net cash used in investing activities	(131,806)	(3,946)	127,860
Net cash used in financing activities	(17,652)	(25,560)	(7,908)

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

	For the Nine Months Ended September 30,		Change Between 2011 and 2010
	2011	2010
	(Dollars in thousands)

Cash received from customers	$187,680	$182,345	$5,335

Cash paid for —
Payroll and related costs	58,523	49,807	8,716
Site rent costs	18,493	24,636	(6,143)
Telecommunications costs	9,387	11,531	(2,144)
Interest costs	1,341	—	1,341
Other operating costs	39,109	34,643	4,466

	126,853	120,617	6,236

Net cash provided by operating activities	$60,827	$61,728	$(901)

Net cash provided by operating activities decreased $0.9 million for the nine months ended September 30, 2011 compared to the same period in 2010. Cash received from customers increased $5.3 million, or 2.9%, for the nine months ended September 30, 2011 from the same period in 2010. Cash received from customers consists of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due to higher deferred revenue of $4.1 million, higher revenue of $5.4 million, partially offset by lower accounts receivable of $4.2 million.

The increase in cash received from customers was offset by the following net cash payments for operating activities:

•	Cash payments for payroll and related costs increased $8.7 million due primarily to costs for software operations, partially offset by reduction in payroll and related costs for wireless operations.

•

Cash payments for site rent costs decreased $6.1 million. This decrease was due primarily to lower site rent expenses for leased locations as the Company rationalized its network and incurred lower payments in 2011 due to the expiration of a MLA which resulted in a lower month-to-month rent per site in 2011 for wireless operations.

•

Cash payments for telecommunication costs decreased $2.1 million. This decrease was due primarily to the consolidation of the Company’s networks and reflects continued office and staffing reduction to support its smaller customer base for wireless operations.

•	Cash payments for interest costs increased $1.3 million due to the debt acquired related to the acquisition of Amcom on March 3, 2011.

•

Cash payments for other operating costs increased $4.5 million. The increase was due primarily to an increase of $11.1 million for software operations’ costs, partially offset by a decrease of $1.6 million in facility rent expenses and a refund of Federal income taxes paid of $5.0 million. (See Note 20 of Unaudited Notes to Condensed Consolidated Financial Statements).

Net Cash Used In Investing Activities.  Net cash used in investing activities increased $127.9 million for the nine months ended September 30, 2011 compared to the same period in 2010 due to the consideration paid, net of cash acquired related to the Amcom acquisition in the first quarter of 2011 of $134.2 million (see Note 5 of Unaudited Notes to Condensed Consolidated Financial Statements) and an increase in capital expenditures in 2011 compared to 2010 of $1.2 million. These increases were partially offset by $7.5 million of proceeds received from Sensus for the sale of the narrow band PCS licenses.

Net Cash Used In Financing Activities.  Net cash used in financing activities decreased $7.9 million for the nine months ended September 30, 2011 from the same period in 2010 due to the issuance of debt of $24.0 million, $8.9 million reduction due to the suspension of the stock repurchase program and $0.1 million in lower dividends paid to stockholders during the nine months ended September 30, 2011 compared to the same period in 2010. These reductions in net cash used in financing activities were partially offset by repayment of debt of $23.7 million and deferred financing costs of $1.4 million associated with the Amcom acquisition.

Cash Dividends to Stockholders.  For the nine months ended September 30, 2011, the Company paid a total of $16.6 million (or $0.75 per share of common stock) in cash dividends compared to $16.7 million (or $0.75 per share of common stock) in cash dividends for the same period in 2010.

Future Cash Dividends to Stockholders.  On October 26, 2011, the Company’s Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of November 18, 2011, and a payment date of December 9, 2011. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

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

Borrowings.  At September 30, 2011, the Company had outstanding debt financing and related debt covenants associated with the acquisition of Amcom. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”) and the assumption of existing Wells Fargo debt of $27.8 million. The Company entered into an Amended and Restated Credit Agreement (“Credit Agreement”) by and among the Company, the Holding Company, USA Mobility Wireless, Inc., a Delaware corporation, and Amcom (collectively, the borrowers), the lenders and Wells Fargo as the arranger and administrative agent. The Credit Agreement provides for a total credit facility of $52.5 million, including a $42.5 million term loan and a $10.0 million revolving loan. The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by the Company. During the three months ended September 30, 2011, the Company repaid $9.6 million of its debt obligation of which $2.6 million was a mandatory repayment. For the nine months ended September 30, 2011, the Company repaid a total of $23.7 million of its debt obligation. As of September 30, 2011, there was a total of $28.3 million in debt outstanding at an interest rate of 5.25%. The Company also had outstanding a letter of credit (“LOC”) of $0.6 million in support of a customer which was released in July 2011. (See Note 14 of Unaudited Notes to Condensed Consolidated Financial Statements.)

The Company is subject to certain financial covenants on a quarterly basis under the terms of its Credit Agreement. These financial covenants consist of a leverage ratio, a fixed charge coverage ratio, and a minimum level of maintenance fee revenue. The Company was required to comply with these covenants starting on June 30, 2011. The Company is in compliance with all of the required financial covenants as of September 30, 2011.

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

Commitments and Contingencies

Operating Leases.  USA Mobility has operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. USA Mobility continues to review its office and transmitter locations, and intends to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended September 30, 2011 and 2010 was approximately $5.9 million and $8.7 million, respectively; and $19.7 million and $27.9 million for the nine months ended September 30, 2011 and 2010, respectively, for the wireless operations. Total rent expenses under operating leases for the three months and nine months ended September 30, 2011 were $0.3 million and $0.7 million, respectively, for the software operations.

Other Commitments.  USA Mobility has various LOCs outstanding with multiple state agencies. These LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the condensed consolidated balance sheets. In July 2011 an LOC of $0.6 million under the Credit Agreement was released.

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

Contingencies.  USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of September 30, 2011, USA Mobility does not have any material outstanding lawsuits.

There were no material changes during the quarter ended September 30, 2011 to the legal contingencies previously reported in the 2010 Annual Report.

Related Party Transactions

Since November 16, 2004, a member of the Company’s Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2011 and 2010, the Company paid $1.7 million and $2.8 million in site rent expenses, respectively, and the Company paid

$6.3 million and $8.2 million, respectively, in site rent expenses to this entity that were included in service, rental and maintenance expenses for the nine months ended September 30, 2011 and 2010.

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

	For the Three Months Ended September 30,
	2011			2010
	Wireless	Software(1)	Total	Wireless	Software	Total
	(Dollars in thousands)

Operating income (loss)	$16,527	$(337)	$16,190	$16,118	$—	$16,118
Plus: Depreciation, amortization and accretion	3,407	1,673	5,080	5,899	—	5,899

EBITDA (as defined by the Company)	19,934	1,336	21,270	22,017	—	22,017
Less: Purchases of property and equipment	(1,758)	(21)	(1,779)	(1,730)	—	(1,730)

OCF (as defined by the Company)	$18,176	$1,315	$19,491	$20,287	$—	$20,287

	For the Nine Months Ended September 30,
	2011			2010
	Wireless	Software(1)	Total	Wireless	Software	Total
	(Dollars in thousands)

Operating income (loss)	$46,223	$(495)	$45,728	$44,511	$—	$44,511
Plus: Depreciation, amortization and accretion	11,057	3,861	14,918	19,901	—	19,901

EBITDA (as defined by the Company)	57,280	3,366	60,646	64,412	—	64,412
Less: Purchases of property and equipment	(4,973)	(161)	(5,134)	(4,018)	—	(4,018)

OCF (as defined by the Company)	$52,307	$3,205	$55,512	$60,394	$—	$60,394

(1)	Software operations reflect financial results from March 3, 2011 to September 30, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Long-term Debt

The Company is exposed to changes in interest rates, primarily as a result of using bank debt to finance its acquisition of Amcom (See Note 14 of the Unaudited Notes to Condensed Consolidated Financial Statements). The floating interest rate debt exposes the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR Rate should the LIBOR Rate exceed the floor of 1.5%. It is assumed that the LIBOR Rate will remain constant in the future. Adverse changes in the interest rates, which the Company believes is not probable during the term of the loans, or the Company’s inability to refinance its long-term obligations may have a material negative impact on its results of operations and financial condition.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Company does not customarily use derivative instruments to adjust its interest rate risk profile. As of September 30, 2011 the Company has no derivative financial instruments outstanding to manage its interest rate risk.

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

Changes in Internal Control Over Financial Reporting

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in the Company’s internal control over financial reporting. As a result of the Company’s acquisition of Amcom on March, 3, 2011, internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Amcom. Except as described above, the CEO and CFO concluded that there were no other changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company believes that its disclosure controls and procedures were operating effectively as of September 30, 2011.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

USA Mobility, from time to time, is involved in lawsuits arising in the normal course of business. As of September 30, 2011, USA Mobility does not have any material outstanding lawsuits.

Information regarding reportable legal proceedings is contained in “Part I — Item 3 — Legal Proceedings” in the 2010 Annual Report and has not materially changed during the quarter ended September 30, 2011.

Item 1A.    Risk Factors

The risk factors included in “Part I — Item 1A — Risk Factors” of the 2010 Annual Report have not materially changed during the quarter ended September 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company temporarily suspended its repurchase program and will subsequently review this program by December 31, 2011. During the third quarter of 2011, the Company did not purchase any shares of its common stock.

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2011(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2011(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2011(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2011(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

Dated: October 27, 2011	/s/ Shawn E. Endsley
Name: Shawn E. Endsley
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2011(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2011(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2011(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2011(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.