Form 10-K
period 2011-12-31
USA Mobility, Inc
filed 2012-02-23
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-51027

USA Mobility, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420 Springfield, Virginia	22151-4148
(Address of principal executive offices)	(Zip Code)

(800) 611-8488

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ National Market®

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $329,894,709 based on the closing price of $15.26 per share on the NASDAQ National Market® on June 30, 2011.

The number of shares of registrant’s common stock outstanding on February 17, 2012 was 22,112,018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2012, are incorporated by reference into Part III of this Report.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “target”, “forecast” and similar expressions, as they relate to USA Mobility are forward-looking statements.

Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed in this Annual Report under Item 1A “Risk Factors.” Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements.

The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the Securities and Exchange Commission (“SEC”). Also note that, in the risk factors, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be forecasted, anticipated, believed, estimated, expected or intended. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect USA Mobility’s business, results of operations or financial condition, subsequent to the filing of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

General

USA Mobility, Inc. (“USA Mobility”, or the “Company”) is a holding company, which, acting through our indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”), is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through our indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), we provide mission critical unified communications solutions for contact centers, emergency management, mobile event notification, and Smartphone messaging. Our combined product offerings are capable of addressing a customer’s mission critical communications needs.

Our principal office is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.usamobility.com/. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this annual report on Form 10-K.) We make available on our website, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on that website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.

We have two reportable segments, wireless operations and the software operations. The operations of our software segment have been included in the consolidated results of the Company from March 3, 2011, the date of acquisition. (See Note 17 in our Notes to Consolidated Financial Statements.)

Scope

We are a leading provider of paging services and selected software solutions in the United States and abroad, specifically in Europe and Australia. We offer our services and products primarily to three major market segments: healthcare, government, and large enterprise. For the year ended December 31, 2011, 82.2% and 17.8% of our consolidated revenue was generated by our wireless and software operations, respectively.

Wireless Operations

Industry Overview

Our wireless operations provide one-way and advanced two-way wireless messaging services including information services throughout the United States. These services are offered on a local, regional, and nationwide basis employing digital networks. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. Our wireless operations also offer voice mail, personalized greeting, message storage and retrieval, and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

Our customers include businesses with employees who need to be accessible to their offices or customers, first responders who need to be accessible in emergencies, and third parties, such as other telecommunication carriers and resellers that pay our Company to use our networks. Customers include businesses, professionals, management personnel, medical personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, sales and service organizations, specialty trade organizations, manufacturing organizations, and government agencies.

Although the United States traditional paging industry has several licensed paging companies, the overall number of one-way and two-way messaging subscribers has been declining as the industry faces intense competition from “broadband”/voice wireless services and other forms of wireless message delivery. As a result, demand for our one-way and two-way messaging services has declined over the past several years, and we believe that it will continue to decline for the foreseeable future. The decline in demand for messaging services has largely been attributable to competition from cellular and broadband PCS carriers.

Products and Operations

We market and distribute our services through a direct sales force and a small indirect sales channel.

Direct. The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and Federal, state and local government agencies. We intend to continue to market to commercial enterprises utilizing our direct sales force as these commercial enterprises have typically disconnected service at a lower rate than individual consumers. Our sales personnel maintain a sales presence throughout the United States. In addition, we maintain several corporate sales groups focused on medical sales, Federal government accounts, large enterprises, advanced wireless services, emergency/mass notification services, and other product offerings.

Indirect. Within the indirect channel, we contract with and invoice an intermediary for airtime services (which includes telemetry services). The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between us and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average revenue per unit (“ARPU”) than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has generally been higher than the rate experienced with direct customers, and we expect this trend to continue in the foreseeable future.

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of December 31,
	2011		2010		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,555	93.2%	1,751	92.7%	2,014	92.3%
Indirect	113	6.8%	138	7.3%	168	7.7%

Total	1,668	100.0%	1,889	100.0%	2,182	100.0%

Customers may subscribe to one-way or two-way messaging services for a periodic (monthly, quarterly or annual) service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting, and equipment loss and/or maintenance protection may be added to either one-way or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

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

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of December 31,
	2011		2010		2009
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,528	91.6%	1,713	90.7%	1,982	90.8%
Two-way messaging	140	8.4%	176	9.3%	200	9.2%

Total	1,668	100.0%	1,889	100.0%	2,182	100.0%

The demand for one-way and two-way messaging services declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the weak United States economy and increased unemployment rates nationwide. To the extent that unemployment may increase in 2012, we anticipate an unfavorable impact on the level of subscriber cancellations.

Software Operations

Industry Overview

Our software operations offer a focused suite of unified communications solutions that focus on call center operations, emergency management, mobile event notification, and messaging. Given the focused nature of our software products, our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions. Based on our research, we have identified approximately 1,400 hospitals with a market potential of approximately $750 million as the most likely source of sales for our products. Due to the focused nature of our software solutions there is no single competitor that matches our portfolio of software solutions (See “Competition” below). Within this market we have identified the following dynamics:

•	A heightened awareness of the ubiquitous, mission critical role of communications in healthcare;

•	An increased focus within hospitals on quality of care and patient safety initiatives;

•	A continuing focus within hospitals to reduce labor and administrative costs while increasing productivity; and

•	A broader proliferation of information technology in healthcare as hospitals strive to apply technology to solve their business problems.

The focus of our software solutions is to address these dynamics.

Products and Operations

We develop, sell, and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize, and standardize mission critical communications. These solutions are used for contact centers, emergency management, mobile event notification and messaging. We are focused on marketing these solutions primarily to the healthcare sector and to a lesser extent the government and large enterprise sectors. These areas of market focus compliment the market focus of our wireless operations outlined above. Our software operations have offices in Minnesota, New York, Florida, New Hampshire, and Australia. We have a sales presence and customer base both domestically and internationally, specifically in Europe and Australia.

Our software operations have established solutions for:

•	Hospital Call Centers — These solutions encompass operator and answering services along with call recording, scheduling and selective additional support modules.

•	Clinical Workflow Communication — These solutions address hospital code processing as well as physician support tools.

•	Communication Applications — These solutions support hospital notification and appointment support.

•	Communications Infrastructure — These solutions support the wireless messaging infrastructure and offer a software product that can link disparate communications software (“middleware”).

Given the nature of these software solutions they can be adapted for use in the government and large enterprise market segments. In our software operations we sell software solutions, professional services (consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance). Our software is licensed to end users under an industry standard software license agreement. Our software operations are organized as follows to support this business.

Marketing. We have a centralized marketing function which is focused on supporting our software products and vertical sales efforts by strengthening our Amcom brand, generating sales leads, and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters, and participation at industry trade shows.

Sales. We sell our software products through a direct and channel sales force. The direct sales effort is geographically focused with the exception of dedicated government and certain large enterprise sales specialists. The direct sales force targets unified communication executives such as chief information officers, information technology directors, telecommunications directors and contact center managers. The timing for a direct sale from initial contact to final sale ranges from 6 to 18 months depending on the type of software solution. The average size for a new sale is approximately $140,000, with the sale of additional modules or software upgrades estimated at $50,000.

The direct sales force is complemented by a channel sales force consisting of a dedicated team of managers. These managers coordinate relationships with telecommunication focused alliance partners who provide sales introductions for our direct sales force.

Professional Services. We offer implementation services for our software products. These implementation services are provided by a dedicated group of professional service employees. Our professional services staff use a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. A typical implementation process ranges from 60 to 90 days depending on the type of implementation.

Customer Support. To support our software products, we have established a dedicated customer support organization. Due to the mission critical nature of our software products, we provide 24 hours a day, 7 days a week, 365 days a year customer support that customers can access via telephone, email or the Internet.

Product Development. We maintain a product development group focused on developing new software products and enhancing existing products. Our product development group use a methodology that balances enhancement requests from a number of sources including customers, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenues, customer/employee satisfaction, possible cost savings and development time and expense.

Licenses and Messaging Networks

Wireless — We hold licenses to operate on various frequencies in the 150 MHz, 450 MHz and 900 MHz narrowband. We are licensed by the United States Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over our networks.

We operate local, regional and nationwide one-way networks, which enable subscribers to receive messages over a desired geographic area. The majority of the messaging traffic that is transmitted on our 150 MHz and 450 MHz frequency bands utilize the Post Office Code Standardization Advisory Group (“POCSAG”) messaging protocol. This technology is an older and less efficient air interface protocol due to slower transmission speeds and minimal error correction. One-way networks operating in 900 MHz frequency bands predominantly utilize the FLEXTM protocol developed by Motorola Mobility, Inc. (“Motorola”); some legacy POCSAG traffic also is broadcast in the 900 MHz frequency band. The FLEXTM protocol is a newer technology having the advantages of functioning at higher network speeds (which increases the volume of messages that can be transmitted over the network) and of having more robust error correction (which facilitates message delivery to a device with fewer transmission errors).

Our two-way networks utilize the ReFLEX 25TM protocol, also developed by Motorola. ReFLEX 25TM promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located, allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25TM protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEXTM protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way paging network operates under a set of licenses called narrowband PCS, which uses 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.

Although the capacities of our networks vary by market, we have a significant amount of excess capacity. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which we believe will result in lower operating expenses due primarily to lower site rent expenses.

Software — Generally, our software solutions do not require licenses or permits from Federal, state and/or local government agencies in order to be sold to customers. However, certain of our software products are subject to regulation by the United States Food and Drug Administration (“FDA”). (See “Regulation” below).

Sources of Equipment

Wireless — We do not manufacture the messaging devices our customers need to take advantage of our services or the network equipment we use to provide messaging services. We have relationships with several vendors for new messaging devices. Used messaging devices are available in the secondary market from various sources. We believe existing inventory, returns of devices from customers that cancelled services, and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected messaging device requirements for the foreseeable future.

Software — Our software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use with little or no customization. We also sell third party equipment for use with the software. The third party equipment that we sell is generally available and does not require any specialty manufacturing to accommodate our software solutions.

We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future.

Competition

Wireless — The wireless messaging industry is highly competitive. Companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability, and customer service.

Our wireless operations compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC, SkyTel Corp. (the merged entity of SkyTel Corp. and Velocita Wireless, LLC, and a wholly owned subsidiary of United Wireless Holdings, Inc.) and a variety of other regional and local providers. The products and services offered by us also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capabilities into their mobile phone devices. Many of these companies possess greater financial, technical and other resources than we do.

Most PCS and other mobile phone devices currently sold in the United States are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, PCS and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, PCS and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to stand-alone messaging services.

Software — We do have a number of competitors whose software products compete with one or more modules of our unified communications solutions. These competitors are privately held companies and offer a number of call center and middleware products. Currently, there are no competitors that offer a similar comprehensive set of software modules that match our product offerings. Based on the current competitive environment, we do not foresee in the near term any competitor developing a comprehensive set of modular software products that will completely match our current software products.

Regulation

Federal Regulation

Wireless — The FCC issues licenses to use radio frequencies necessary to conduct our business and regulate many aspects of our operations. Licenses granted to us by the FCC have varying terms, generally of up to ten years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally have been granted upon showing compliance with FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal USA Mobility has filed.

The Communications Act of 1934, as amended (the “Communications Act”), requires radio licensees such as USA Mobility to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization of any rights thereunder. The FCC has thus far granted each assignment or transfer request we have made in connection with a change of control.

The Communications Act also places limitations on foreign ownership of CMRS licenses, which constitute the majority of our licenses. These foreign ownership restrictions limit the percentage of stockholders’ equity that may be owned or voted, directly or indirectly, by non-United States citizens or their representatives, foreign governments or their representatives, or foreign corporations. Our Amended and Restated Certificate of Incorporation permits the redemption of our equity from stockholders where necessary to ensure compliance with these requirements.

The FCC’s rules and regulations require us to pay a variety of fees that otherwise increase our costs of doing business. For example, the FCC requires licensees such as us to pay levies and fees, such as universal service fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, we are permitted to bill our customers for these regulatory costs and typically do so.

Additionally, the Communications Assistance to Law Enforcement Act of 1994, (“CALEA”) and certain rules implementing CALEA require some telecommunication companies, including our company, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages. Other regulatory requirements restrict how we may use customer information and prohibit certain commercial electronic messages, even to our own customers.

In addition, the FCC’s rules require us to pay other carriers for the transport and termination of some telecommunication traffic. As a result of various FCC decisions over the last few years, we no longer pay fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with our services. In some instances, we received refunds for prior payments to certain local exchange carriers. We have entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection.

Failure to follow the FCC’s rules and regulations can result in a variety of penalties, ranging from monetary fines to the loss of licenses. Additionally, the FCC has the authority to modify licenses, or impose additional requirements through changes to the rules.

Software — The FDA has determined that certain of our middleware software products are subject to regulation as medical devices as defined by the Federal Food, Drug and Cosmetic Act (“the FDC Act”). Since our middleware software products are classified as medical devices, we are required to comply with the FDC Act’s requirements, including but not limited to: registration and listing, labeling, medical device reporting (reporting of medical device-related adverse events), removal and correction, and good manufacturing practice requirements. We have complied with the regulatory requirements of the FDC Act, and registered and received the necessary clearances for our products. As we modify and/or enhance our software products (including or middleware product), we may be required to request FDA clearance before we are permitted to market these products.

In addition our software products may handle or have access to personal health information subject in the United States to the Health Insurance Portability and Accountability Act (“HIPPA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we help our customers comply. Our failure to accurately anticipate or interpret these complex and technical laws could subject us to civil and/or criminal liability. We believe that we are in compliance with these laws and their related regulations.

Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2012 to regulatory policy or regulations.

State Regulation

Wireless — As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”) in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating “other terms and conditions” of our operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible; however, provisions of the OBRA prohibit local zoning authorities from unreasonably restricting wireless services. States that regulate our services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of USA Mobility. At this time, we are not aware of any proposed state legislation or regulations that would have a material adverse impact on our existing wireless operations.

Software — At this time, we are not aware of any proposed state legislation or regulations that would have a material adverse impact on our existing software operations.

Trademarks

Wireless — We have owned the service marks “USA Mobility” since November 16, 2004, “Arch” since December 17, 2002 and “Metrocall” since September 4, 1979, and hold Federal registrations for the service marks “Metrocall” and “Arch Wireless” as well as various other trademarks. The trademarks are fully amortized.

Software — We have owned the trademark “Amcom” in the United States since April 9, 2002 and in Australia since August 28, 2009. We have also owned the trademark “Amcom Software, Inc.” in the United States since April 8, 2009 and in Australia since August 28, 2009. We also own various other trademarks such as “911 Solutions” since July, 21 1998, “Intellidesk” in the United States since August 1, 1995 and “Intellispeech” in the United States since July 22, 2003.

Employees

At December 31, 2011 and February 17, 2012 we had 683 and 692 full time equivalent (“FTE”) employees, respectively. Our employees are not represented by labor unions. We believe that our employee relations are good.

2012 Business Strategy

During 2012, we will continue to focus on serving the mission critical needs of our customers with a variety of wireless and software communications solutions and new product offerings, while operating an efficient, profitable and free cash flow-based business strategy. Our principal operating objectives and priorities for 2012 include the following:

•	Drive free cash flow through a low-cost operating platform;

•	Maximize both paging and consolidated revenue;

•	Maximize software bookings; and

•	Seek revenue growth and stability through potential business diversification.

Drive free cash flow through a low-cost operating platform — Throughout 2012 we expect to continue to reduce our underlying cost structure for the wireless operations while we continue to invest in our software business. These reductions will come from all areas of operations but most significantly from our continuing network rationalization efforts that impact our site rent and telecommunication expenses for the wireless operations. In addition, we expect to reduce our employee base with the wireless operations as operational requirements dictate, which, in turn, reduces payroll and related expenses for the wireless operations. These reductions in operating expenses are necessary in light of the declining revenue base in our wireless operations. Our software business is on a growth trajectory and we will continue to invest in that business while leveraging the existing strengths of our wireless business to support that growth. Our software business requires investments in sales and marketing, product implementation, product development and customer support that drive revenue growth and maintenance revenue stability. We must manage the challenge of effectively increasing our operating expenses to support our revenue growth without allowing costs to erode our profitability objectives. For our software operations, we expect to achieve cost savings by integrating and consolidating various duties where feasible with the wireless operations. Doing so would achieve operational efficiencies that lead to cost reduction for the Company. We define free cash flow as operating income plus depreciation, amortization and accretion expenses (also known as “EBITDA”) less capital expenditures. (All determined in accordance with United States generally accepted accounting principles (“GAAP”). This is also known as operating cash flow. See Item 7, Non-GAAP Financial Measures.)

Maximize both paging and total revenue opportunities around our core market segments, particularly healthcare — Healthcare customers represent our most stable and loyal customers, and represented a significant percentage of our revenue base in 2011. Both our wireless and software operations have a valuable presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments and critical mission notification. For the wireless operations, we will continue to focus on network reliability and customer service to help minimize the rate of subscriber disconnects. For the software operations, we intend to leverage our domain expertise and presence within the hospital market to increase sales of additional products to our existing customers. In addition, we are committed to developing new products that extend our existing capabilities and address specific customer requirements. Our focus on our customers’ experience and satisfaction has supported software maintenance renewal rates exceeding 99% and positioned us as a reliable vendor, thereby increasing demand for product upgrades, enhancements and new products offerings. We have an ongoing initiative to further penetrate the hospital segment in the United States and believe there is significant opportunity to sell unified communications solutions to hospitals located outside of the United States as well. We intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in the healthcare, government and large enterprise segments in 2012 both in the United States and overseas.

Maximize software bookings — We will continue our focus on identifying opportunities for sales and close those opportunities in the form of purchase orders or bookings. Our software products and services are sold through a direct and channel sales force. This sales effort is supported by an active marketing function that identifies opportunities and feeds the sales funnel. The culmination of these activities results in bookings which include purchase orders for both maintenance and operation revenues (new licenses and implementations). We expect to maximize our sales and marketing and product implementation efforts to aggressively turn bookings into revenue.

Seek revenue opportunities for growth and stability by potential business diversification — We believe that add-on acquisitions of companies or technologies are an important part of our future growth. We believe add-on acquisitions of complementary companies or technologies in the healthcare market will further entrench our position with our current customers and expand our overall addressable markets. Rapidly and successfully integrating strategic acquisitions and improving operational efficiency is a focus of our management team. Given the nature of our solutions, new technologies can be easily integrated to accelerate cross-selling opportunities. Our goal is to look at other businesses that may provide the opportunity for growth in our software operations and stability in our wireless operations over time.

ITEM 1A.	RISK FACTORS

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

The rate of subscriber and revenue erosion could exceed our ability to reduce operating expenses in order to maintain overall positive operating cash flow.

Our wireless revenues are dependent on the number of subscribers that use our paging devices. There is intense competition for these subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. We expect our subscriber numbers and revenue to continue to decline into the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in operating expenses. Reductions in operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. There can be no assurance that we will be able to reduce our operating expenses commensurate with the level of revenue erosion. The inability to reduce operating expenses would have a material adverse impact on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We may experience a long sales cycle in our software business.

Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take 6 to 18 months depending on the type of software solution. Our software sales and marketing efforts involve educating our customers to the technical capabilities of our software solutions and the potential benefits from the deployment of our software. The inherent unpredictability of decision making resulting from budget constraints, multiple approvals and administrative issues may result in fluctuating bookings and revenue from month to month and quarter to quarter. While we attempt to manage this unpredictability through a robust marketing effort to identify sales opportunities, our bookings and corresponding revenue are dependent on actions that have occurred in the past. In every month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.

The impact of this sales cycle could adversely impact our operating cash flow and margins and could have a material adverse effect on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

Service to our customers could be adversely impacted by network rationalization.

We have an active program to consolidate our number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to our existing subscribers despite our efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

If we are unable to retain key management personnel, we might not be able to find suitable replacements on a timely basis or, at all, and our business could be disrupted.

Our success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable key executive and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunication and software industry, and there is no assurance that we will be able to attract and retain the personnel necessary for the management and development of our business. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We may be unable to find vendors able to supply us with paging equipment based on future demands.

We purchase paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. There can be no assurance that we can continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow us to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact our ability to provide certain wireless messaging services and could have a material adverse effect on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We may be unable to realize the benefits associated with our deferred income tax assets.

We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably grow our software operations and to continue to reduce operating expenses and maintain profitability in our wireless operations as both revenues and subscribers are expected to decline in the future. To the extent that anticipated reductions in operating expenses do not occur or sufficient revenues are not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and the valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and results of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, such as under the Internal Revenue Code (“IRC”) Section 382, our financial condition and results of operations may be materially affected.

In our wireless business we are regulated by the FCC and, to a lesser extent, state and local regulatory authorities. Changes in regulation could result in increased costs to us and our customers.

We are subject to regulation by the FCC and, to a lesser extent, by state and local authorities. Changes in regulatory policy could increase the fees we must pay to the government or to third parties and could subject us to more stringent requirements that could cause us to incur additional capital and/or operating costs. To the extent additional regulatory costs are passed along to customers those increased costs could adversely impact subscriber cancellations.

For example, the FCC issued an order in October 2007 that mandated paging carriers (such as us) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the “Back-up Power Order”). Ultimately, after a hearing by the DC Circuit Court and disapproval by the Office of Management and Budget (the “OMB”) of the information collection requirements of the Back-Up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, there has been no Notice of Proposed Rulemaking by the FCC and we are unable to predict what impact, if any, a revised back-up power rule could have on our operations, cash flows, ability to continue payment of cash dividends to stockholders, and ability to repurchase shares of our common stock.

The FCC continues to consider changes to the rules governing the collection of universal service fees. The FCC is evaluating a flat monthly charge of $1.00 or more per assigned telephone number as opposed to assessing universal service contributions based on telecommunication carriers’ interstate revenues. There is no timetable for any rulemaking to implement this numbers-based methodology. If the FCC adopts a numbers-based methodology, our attempt to recover the increased contribution costs from our customers could significantly diminish demand for our services, and our failure to recover such increased contribution costs could have a material adverse impact on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

In our software business certain of our software products are regulated by the FDA. The application of or changes in regulations could impact our ability to market new or revised software products to our customers.

Certain of our software products are regulated by the FDA as medical devices. The classification of our software products as medical devices means that we are required to comply with certain registration and listing, labeling, medical device reporting, removal and correction, and good manufacturing practice requirements. Updates to these products or the development of new products could require us to seek clearance from the FDA before we are permitted to market or sell these software products. In addition, changes to FDA regulations could impact existing software products or updates to existing products. The impact of delays in FDA clearance or changes to FDA regulations could impact our ability to market or sell our software products and could have a material adverse effect on our software operations, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

We have investigated potential acquisitions and may be unable to successfully integrate such acquisitions into our business and may not achieve all or any of the operating synergies or anticipated benefits of those acquisitions.

We continue to evaluate acquisitions of other businesses where we believe such acquisitions will yield increased cash flows, improved market penetration and/or identified operating efficiencies and synergies. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms. We anticipate that our acquisitions will be financed through a combination of methods, including but not limited to the use of available cash on hand, and borrowings under our revolving credit facility. Disruptions in credit markets may limit our ability to finance acquisitions should financing requirements exceed the availability under our revolving credit facility. In addition, we may face various challenges with our integration efforts, including the combination and simplification of product and service offerings, sales and marketing approaches and establishment of combined operations. Although acquired businesses may have significant operating histories, we may have a limited or no history of owning and operating these businesses. If we were to acquire these businesses, there can be no assurance that:

•	such businesses will perform as expected;

•	we will not incur unforeseen obligations or liabilities;

•	such businesses will generate sufficient cash flow to support the indebtedness, if incurred, to acquire them or the expenditures needed to develop them; and/or

•	the rate of return from such businesses will justify the decision to invest the capital to acquire them.

If we do not realize all or any of the anticipated benefits of an acquisition, it could have a material adverse effect on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

Technical problems and higher costs may affect our product development initiatives.

Our future software revenue growth depends on our ability to develop, introduce and effectively deploy new solutions and features to our existing software solutions. These new features and functionality are designed to address both existing and new customer requirements. While our software operations have a disciplined approach to product development, we may experience technical problems and additional costs as these new features are tested and deployed. Failure to effectively develop new or improved software solutions could adversely impact revenue growth in our software operations and could have a material adverse effect on our software operations, financial condition and results of operations including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We may experience litigation on intellectual property infringement.

Intellectual property infringement litigation has become commonplace. This litigation can be protracted, expensive, and time consuming. Although we have not experienced any litigation of this type in the past, there is no assurance that we will remain immune to this type of predatory litigation. Any such claims, whether meritorious or not, could be time consuming and costly in terms of both resources and management time.

We currently have a very limited portfolio of issued patents and copyrights and may not be able to effectively use this intellectual property portfolio to defend ourselves against intellectual property infringement claims. We understand these risks and will take reasonable and appropriate action to protect ourselves as we develop and deploy additional software solutions. Should we experience litigation on intellectual property infringement, such litigation could have a material adverse impact on our ability to sell our software solutions and on our financial condition and results of operations including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We may encounter issues with privacy and security of personal information.

A substantial portion of our revenue comes from healthcare customers. Our software solutions may handle or have access to personal health information subject in the United States to HIPPA, HITECH and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. We make every effort to comply with these and all relevant statutes and regulations. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers and have a material adverse impact on our software operations, financial condition and results of operations including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

System disruptions and security threats to our computer networks or telecommunications systems could have a material adverse effect on our business.

The performance and reliability of our computer network and telecommunications systems infrastructure is critical to our operations. Any computer system error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber attacks and other security problems and system disruptions. We devote significant resources to the security of our computer systems, but our computer systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

General economic conditions that are largely out of our control may adversely affect our financial condition and results of operations.

Our business is sensitive to changes in general economic conditions, both nationally and locally. Recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits could adversely affect the demand for our services. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

A significant portion of our revenue is derived from healthcare customers and we are impacted by changes in the healthcare economic environment. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other economic developments. These developments can have a dramatic effect on the decision-making and the spending for information technology and software. This economic uncertainty can add to the unpredictability of decision-making and lengthen our sales cycle. We plan to respond to these conditions by maintaining our marketing focus and continuing our diversification into other industries including government and hospitality.

Further, the consequences of the healthcare reform legislation continue to impact both the economy in general and the healthcare market in particular. The uncertainty created by the legislation is impacting customer decision making and information technology plans in our key healthcare market. We are unable to predict the full consequences of this uncertainty on our wireless and software operations. Adverse changes in the economic environment could adversely impact our ability to market and sell our wireless and software solutions to healthcare customers and have a material adverse impact on our software operations, financial condition and results of operations including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of February 23, 2012.

ITEM 2.	PROPERTIES

Wireless — At December 31, 2011, we owned six facilities in the United States, which included two office buildings. In addition, we leased facility space, including our executive headquarters, sales, technical, and storage facilities in approximately 88 locations in 33 states.

At December 31, 2011, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 3,963 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.

At December 31, 2011, we had 4,991 active transmitters on leased sites which provide service to our customers (of which 2,380 are customer provided sites with no associated site rent expenses).

Software — At December 31, 2011, we leased seven facilities in the United States and one facility in Australia, which included space in five office buildings, one executive sales office, one redundant site pertaining to our hosted services offering and one warehouse location.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in lawsuits arising in the normal course of business. As of December 31, 2011, we did not have any material outstanding lawsuits.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “USMO.”

The following table sets forth the high and low intraday sales prices per share of our common stock for the periods indicated, which corresponds to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are as reported on the NASDAQ National Market® from January 1, 2010 through December 31, 2011.

	2011		2010
For the Three Months Ended	High	Low	High	Low
March 31,	$18.93	$12.29	$13.16	$10.30
June 30,	16.43	14.37	15.27	12.10
September 30,	17.73	13.00	16.79	12.43
December 31,	16.04	12.51	19.21	15.22

We sold no unregistered securities during 2011. As of February 17, 2012, there were 5,388 holders of record of our common stock.

Cash Distributions/Dividends to Stockholders

The following table details information on our cash distributions for each of the seven years ended December 31, 2011. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2008 through December 31, 2011, include previously declared cash distributions on restricted stock units (“RSUs”) and shares of vested restricted common stock (“restricted stock”) issued under the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment(1)
						(Dollars in thousands)
2005	November 2	December 1	December 21	$1.50

	Total			1.50		$40,691

2006(2)	June 7	June 30	July 21	3.00
	November 1	November 16	December 7	0.65

	Total			3.65		98,904

2007	February 7	February 22	March 15	0.65
	May 2	May 17	June 7	1.65	(3)
	August 1	August 16	September 6	0.65
	October 30	November 8	November 29	0.65

	Total			3.60		98,250

2008	February 13	February 25	March 13	0.65
	May 2	May 19	June 19	0.25	(4)
	July 31	August 14	September 11	0.25
	October 29	November 14	December 10	0.25

	Total			1.40		39,061

2009	March 3	March 17	March 31	1.25	(3)
	April 29	May 20	June 18	0.25
	July 29	August 14	September 10	0.25
	October 28	November 17	December 10	0.25

	Total			2.00		45,502

2010	February 24	March 17	March 31	0.25
	May 5	May 20	June 25	0.25
	July 28	August 19	September 10	0.25
	November 3	November 18	December 10	1.25	(3)

	Total			2.00		44,234

2011	February 23	March 17	March 31	0.25
	May 4	May 20	June 24	0.25
	July 27	August 19	September 9	0.25
	October 26	November 18	December 9	0.25

	Total			1.00		22,121

Total				$15.15		$388,763

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, we announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.
(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.
(4)	On May 2, 2008, our Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

On February 22, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share of common stock, with a record date of March 16, 2012, and a payment date of March 30, 2012. This cash dividend of approximately $5.5 million will be paid from available cash on hand.

Common Stock Repurchase Program

From the inception of the common stock repurchase program in August 2008 through December 31, 2010, we have repurchased a total of 5,556,331 shares of our common stock under this program for approximately $51.7 million (excluding commissions). There was approximately $16.1 million of common stock repurchase authority remaining under the program as of December 31, 2010. This repurchase authority allowed us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. Credit Suisse Securities (USA) LLC administered our common stock repurchase program on our behalf. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.

Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

During 2011, our common stock repurchase program was suspended due to the execution of our Credit Agreement in connection with the acquisition of our software operations. We made no repurchases of our common shares in 2011. Our Board of Directors continues to evaluate whether to extend the common stock repurchase program in 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, the number of securities outstanding under our Equity Plan, the weighted-average exercise price of such securities and the number of securities available for grant under this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by security holders:
USA Mobility, Inc. Equity Incentive Plan	—	—	953,859	(1)
Equity compensation plans not approved by security holders:
None	—	—	—

Total	—	—	953,859

(1)

The Equity Plan provides that common stock authorized for issuance under the plan may be issued in the form of common stock, stock options, restricted stock and RSUs. As of December 31, 2011, 74,547 shares of restricted stock were issued to the non-executive members of the Board of Directors and 470,317 RSUs were issued to eligible employees under the Equity Plan.

Performance Graph

We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2006 to December 31, 2011, against the cumulative total return of the NASDAQ Composite Index® and the NASDAQ Telecommunications Index® for the same period.

The chart below assumes that on December 31, 2006, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2006 to December 31, 2011.

Transfer Restrictions on Common Stock.

In order to reduce the possibility that certain changes in ownership could impose limitations on the use of our deferred income tax assets, our Amended and Restated Certificate of Incorporation contains provisions which generally restrict transfers by or to any 5% stockholder of the our common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of our common stock. After a cumulative indirect shift in ownership of more than 45% since our emergence from bankruptcy proceedings in May 2002 (as determined by taking into account all relevant transfers of the stock of Arch Wireless, Inc. (“Arch”) prior to its acquisition, including transfers pursuant to the merger or during any relevant three-year period) through a transfer of our common stock, any transfer of our common stock by or to a 5% stockholder of our common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of such common stock, will be prohibited unless the transferee or transferor provides notice of the transfer to us and our Board of Directors determines in good faith that the transfer would not result in a cumulative indirect shift in ownership of more than 47%.

Prior to a cumulative indirect ownership change of more than 45%, transfers of our common stock will not be prohibited, except to the extent that they result in a cumulative indirect shift in ownership of more than 47%, but any transfer by or to a 5% stockholder of our common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of our common stock requires notice to us. Similar restrictions apply to the issuance or transfer of an option to purchase our common stock, if the exercise of the option would result in a transfer that would be prohibited pursuant to the restrictions described above. These restrictions will remain in effect until the earliest of (1) the repeal of IRC Section 382 (or any comparable successor provision) and (2) the date on which the limitation amount imposed by IRC Section 382 in the event of an ownership change would not be less than the tax attributes subject to these limitations. Transfers by or to us and any transfer pursuant to a merger approved by our Board of Directors or any tender offer to acquire all of our outstanding stock where a majority of the shares have been tendered will be exempt from these restrictions.

Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was insignificant as of December 31, 2011 compared to 15.9% as of December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The table below sets forth the selected historical consolidated financial and operating data for each of the five fiscal years ended December 31, 2011, which have been derived from our audited consolidated financial statements.

The following consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and the consolidated financial statements and notes set forth below. (Software operations have been reflected in results from March 3, 2011 to December 31, 2011.)

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share amounts)
Statements of Operations Data:
Revenues:
Service, rental and maintenance, net of service credits	$189,568	$221,575	$270,885	$337,959	$402,420
Product and related sales, net of credits	53,339	11,679	18,821	21,489	22,204

Total revenues	242,907	233,254	289,706	359,448	424,624

Operating expenses:
Cost of products sold	20,889	4,213	6,196	5,592	6,233
Service, rental and maintenance	62,347	69,158	85,310	122,820	151,930
Selling and marketing	23,290	16,926	21,815	28,285	38,828
General and administrative	56,095	59,472	74,326	81,510	96,667
Severance and restructuring	1,293	2,179	2,737	5,326	6,429
Depreciation, amortization and accretion	19,334	24,127	41,914	47,012	48,688
Goodwill impairment	—	—	—	188,170	—

Total operating expenses	183,248	176,075	232,298	478,715	348,775

Operating income (loss)	59,659	57,179	57,408	(119,267)	75,849
Interest (expense) income, net	(2,254)	16	69	1,800	3,448
Other income, net	7,950	2,805	530	622	2,150

Income (loss) before income tax (benefit) expense	65,355	60,000	58,007	(116,845)	81,447
Income tax (benefit) expense	(23,284)	(17,898)	(9,551)	40,232	86,645

Net income (loss)	$88,639	$77,898	$67,558	$(157,077)	$(5,198)

Basic net income (loss) per common share	$4.01	$3.50	$2.95	$(5.83)	$(0.19)
Diluted net income (loss) per common share	$3.94	$3.45	$2.90	$(5.83)	$(0.19)
Other Operating Data:
Capital expenses, excluding acquisitions	$7,952	$8,738	$17,229	$18,336	$18,323
Cash distributions declared per common share	$1.00	$2.00	$2.00	$1.40	$3.60

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$104,220	$154,356	$137,843	$112,401	$109,461
Total assets	350,060	230,658	213,548	241,360	491,747
Long-term debt, less current maturities	28,250	—	—	—	—
Stockholders’ equity	252,440	184,390	158,796	140,738	373,568

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions we make in the preparation of our consolidated financial statements; “Item 1. Business”, which describes our wireless and software operations; and “Item 1A. Risk Factors”, which describes key risks associated with our operations and industry. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.

Overview

Wireless Operations

Our wireless operations provide one-way and two-way wireless messaging services including messaging services throughout the United States. We market and distribute these services through a direct sales force and a small indirect sales channel. (See Item 1. Business for more details.)

The following table summarizes the breakdown of our direct and indirect units in service for the periods stated:

	As of December 31,
	2011		2010		2009
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,555	93.2%	1,751	92.7%	2,014	92.3%
Indirect	113	6.8%	138	7.3%	168	7.7%

Total	1,668	100.0%	1,889	100.0%	2,182	100.0%

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of December 31, 2011
Account Size	2011	% of Total	2010	% of Total	2009	% of Total
	(Units in thousands)
1 to 3 Units	65	4.2%	84	4.8%	109	5.4%
4 to 10 Units	40	2.6%	52	3.0%	66	3.3%
11 to 50 Units	92	5.9%	123	7.0%	158	7.8%
51 to 100 Units	56	3.6%	76	4.3%	97	4.8%
101 to 1000 Units	380	24.4%	436	24.9%	519	25.8%
> 1000 Units	922	59.3%	980	56.0%	1,065	52.9%

Total direct units in service	1,555	100.0%	1,751	100.0%	2,014	100.0%

We provide wireless messaging services to subscribers for a periodic fee. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks.

We derive the majority of our revenues from fixed monthly, or other periodic fees, charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally based upon the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service. The absolute number of gross placements, as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success at retaining subscribers, which is important to maintain recurring revenues and to control operating expenses.

The following table sets forth our gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2011		2010		2009
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)
Direct	209	405	239	502	287	793
Indirect	11	36	29	59	39	166

Total	220	441	268	561	326	959

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Year Ended December 31,
Account Size	2011	2010	2009
1 to 3 Units	(22.0%)	(22.9%)	(26.8%)
4 to 10 Units	(23.6%)	(21.8%)	(26.4%)
11 to 50 Units	(25.2%)	(22.2%)	(27.4%)
51 to 100 Units	(26.8%)	(21.2%)	(27.4%)
101 to 1000 Units	(12.9%)	(15.9%)	(23.8%)
> 1000 Units	(5.9%)	(8.1%)	(14.8%)

Total direct net unit loss %	(11.2%)	(13.1%)	(20.1%)

The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge per unit is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device, and the number of units the customer has in the account. The ratio of revenues for a period to the average units in service, for the same period, commonly referred to as ARPU, is a key revenue measurement as it indicates whether charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly.

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Year Ended December 31,
Distribution Channel	2011	2010	2009
Direct	$8.82	$8.99	$9.02
Indirect	6.25	6.94	6.31
Consolidated	8.64	8.84	8.77

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. Gross revenues decreased year over year, and we expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The reduction in direct ARPU during the periods 2009 through 2011 reflects the increasing concentration of customers with a larger number of units-in-service. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2012 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the period stated:

	For the Year Ended December 31,
Account Size	2011	2010	2009
1 to 3 Units	$15.48	$15.19	$14.79
4 to 10 Units	14.46	14.38	13.90
11 to 50 Units	12.14	12.00	11.28
51 to 100 Units	10.72	10.68	10.06
101 to 1000 Units	9.03	8.96	8.75
> 1000 Units	7.43	7.55	7.72

Total direct ARPU	$8.82	$8.99	$9.02

Software Operations

Software operations are reflected in the consolidated financial statements from March 3, 2011, the date of acquisition. The primary business of our software operations is the sale of software, professional services (consulting and training), equipment sales (to be used in conjunction with the software), and post-contract support (on-going maintenance). The software is licensed to end users under an industry standard software license agreement.

We recognize operations revenue when the application is installed and operational at the customer location. It consists of software license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the fourth quarter of 2011 were 99.4%. Maintenance revenues for the year ended December 31, 2011 included a reduction of $6.1 million, required by acquisition accounting to reflect fair value. Revenue from software operations is included in product and related sales, net of credits in the consolidated results of operations.

The detailed breakout of revenues by component from software operations was as follows:

Revenue	For the Year Ended December 31, 2011(1)
(Dollars in thousands)
Software licenses	$12,432
Professional services	9,851
Equipment sales	7,150

Total operations revenue	29,433
Maintenance revenue(2)	13,773

Total software operations revenue	$43,206

(1)	Software operations revenue reflects results from March 3, 2011 to December 31, 2011.
(2)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Each month our software operations receive purchase orders from customers (irrespective of revenue type). These purchase orders are reported as bookings. The following table summarizes total bookings for the period stated:

Bookings	For the Year Ended December 31, 2011(1)
(Dollars in thousands)
Operations bookings	$26,213
Maintenance renewals	21,673

Total bookings	$47,886

(1)	Software operations revenue reflects results from March 3, 2011 to December 31, 2011.

Software operations reported a backlog of $23.7 million for the year ended December 31, 2011, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles the reported backlog at December 31, 2011:

Backlog	(Dollars in thousands)
Beginning balance at March 3, 2011	$20,340
Bookings for the ten months	47,886

Available	$68,226
Recognized revenue(1)	(43,206)
Other(2)	(1,308)

Total backlog at December 31, 2011	$23,712

(1)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.
(2)	Other reflects cancellations and other adjustments.

Operations — Consolidated

Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control; these operating expenses are categorized as follows:

•

Cost of product sold. These are expenses associated with costs for pagers for the wireless operations and hardware, third-party software, professional services, payroll and related expenses, and various other expenses associated with the software operations.

•

Service, rental, and maintenance. These are expenses associated with the operation of our networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our networks, and payroll and related expenses for our engineering and pager repair functions. Expenses related to the development and maintenance of our software products are included in this category.

•

Selling and marketing. These are expenses associated with our direct sales force and indirect sales channel and marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commission expenses. These expenses also include expenses associated with selling and marketing our software products.

•

General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt, and other administrative functions. This classification consists primarily of payroll and related expenses, facility rent expenses, tax, license and permit expenses, and outside service expenses.

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the years ended December 31, 2011, 2010 and 2009. Payroll and related expenses for the year ended December 31, 2010 included a one-time benefit of $0.2 million for forfeitures related to the 2009 Long-Term Incentive Plan (“LTIP”) cash awards and $0.5 million of payroll and related expenses reclassified to intangible assets for a non-compete agreement with a former executive. Payroll and related expenses for the year ended December 31, 2009 also reflected $1.6 million related to the one-time payment of the 2006 LTIP Additional Target Award.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the wireless operations. We have reduced our wireless employee base by approximately 19.6% to 434 full-time equivalent employees (“FTEs”) at December 31, 2011 from 540 FTEs at December 31, 2010. The software operations had 249 FTEs at December 31, 2011. We anticipate continued staffing reductions in 2012 for wireless operations, consistent with the subscriber and revenue trends, and we have accrued post-employment benefits for these anticipated staffing reductions. We also expect staffing increases associated with our software operations to support its revenue growth.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 13.1% to 4,991 active transmitters at December 31, 2011 from 5,744 active transmitters at December 31, 2010.

Telecommunication expenses are incurred to interconnect our paging networks and to provide telephone numbers for customer use, points of contact for customer service, and connectivity among our offices. These expenses are dependent on the number of units in service and the number of office and network locations that we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunication expenses to vary regardless of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunication expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories.

In 2010, we incurred a non-recurring expense to settle an outstanding litigation. On December 7, 2010, we entered into a settlement of the outstanding litigation for a one-time cash payment of $2.1 million to Nationwide Paging, Inc. (“Nationwide”). The litigation settlement of $2.1 million was paid and recorded in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2010.

Other Income

On June 8, 2005, we signed an Asset Purchase Agreement for the sale of a FCC license for $5.0 million (the “AMDS Agreement”) with the predecessor to Sensus USA, Inc. (“Sensus”), Advanced Metering Data Systems,

LLC (“AMDS”). The $5.0 million consisted of a 3-year promissory note for $1.5 million and $3.5 million payable in the future through revenue sharing fees. On June 2, 2006, Sensus acquired substantially all of the assets and assumed certain liabilities of AMDS. Due to this change in control, the $1.5 million was paid in full. Sensus also assumed AMDS’s obligation to pay the balance of AMDS’s revenue sharing fees. The revenue sharing fees were recognized in Other Income when paid by Sensus. On August 24, 2010, we executed an Amendment of Agreement to amend and complete the AMDS Agreement with Sensus. In place of revenue sharing fees, we agreed to a one-time final payment of $2.0 million. The proceeds of $2.0 million were recognized in September 2010 in Other Income.

Also on August 24, 2010, we executed an Asset Purchase Agreement (“Purchase Agreement”) with Sensus, which called for the sale, transfer, assignment, and delivery of certain FCC licenses to Sensus in exchange for $8.0 million. We also executed the Long Term De Facto Spectrum Transfer Lease Agreements (“Lease Agreements”) with Sensus for the use of the FCC licenses pending the sale to Sensus in exchange for a combined lease payment of $0.5 million, which was applied towards the purchase price of $8.0 million. Both the Purchase Agreement and the Lease Agreements required FCC approval. After approval by the FCC on April 11, 2011, we received the final payment of $7.5 million and recognized the gain on sale as other non-operating income in the second quarter of 2011. The gain on sale of $7.5 million was included in the review of the deferred income tax asset valuation allowance and income tax expense for 2011. Revenue relating to the lease payment of $0.5 million was recognized ratably as earned as part of service, rental, and maintenance revenue throughout the lease period.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$189,568	$—	$189,568	$221,575	$—	$221,575	$(32,007)	(14.4%)
Product and related sales, net	10,133	43,206	53,339	11,679	—	11,679	41,660	356.7%

Total	$199,701	$43,206	$242,907	$233,254	$—	$233,254	$9,653	4.1%

Selected operating expenses:
Cost of products sold	$2,883	$18,006	$20,889	$4,213	$—	$4,213	$16,676	395.8%
Service, rental and maintenance	55,675	6,672	62,347	69,158	—	69,158	(6,811)	(9.8%)
Selling and marketing	14,466	8,824	23,290	16,926	—	16,926	6,364	37.6%
General and administrative	51,029	5,066	56,095	59,472	—	59,472	(3,377)	(5.7%)
Severance and restructuring	1,293	—	1,293	2,179	—	2,179	(886)	(40.6%)

Total	$125,346	$38,568	$163,914	$151,948	$—	$151,948	$11,966	7.9%

FTEs	434	249	683	540	—	540	143	26.5%

Active transmitters	4,991	—	4,991	5,744	—	5,744	(753)	(13.1%)

Revenues — Wireless

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. As indicated above, our total revenues were $199.7 million and $233.3 million for the years ended December 31, 2011 and 2010, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$149,497	$170,009
Two-way messaging	25,393	33,058

	174,890	203,067

Indirect:
One-way messaging	6,451	8,844
Two-way messaging	2,975	3,893

	$9,426	$12,737

Total paging:
One-way messaging	$155,948	$178,853
Two-way messaging	28,368	36,951

Total paging revenue	184,316	215,804
Non-paging revenue	5,252	5,771

Total service, rental and maintenance revenues, net	$189,568	$221,575

The table below sets forth units in service and service revenues, the changes in each between 2011 and 2010 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
	2011	2010	Change	2011(1)	2010(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,528	1,713	(185)	$155,948	$178,853	$(22,905)	$(943)	$(21,962)
Two-way messaging	140	176	(36)	28,368	36,951	(8,583)	(2,653)	(5,930)

Total	1,668	1,889	(221)	$184,316	$215,804	$(31,488)	$(3,596)	$(27,892)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues due to the lower number of subscribers and related units in service.

Revenues — Software

Product and related sales for software operations were $43.2 million which reflects software license revenue, professional services revenue, equipment sales, and maintenance revenue. Operations revenue from software licenses, professional services, and equipment sales was $29.4 million. Maintenance revenue was $13.8 million. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. For the period March 3 through December 31, 2011, maintenance revenue was reduced by $6.1 million to reflect the required reduction to fair value as required by acquisition accounting. In 2012, there will be no reduction to maintenance revenue as a result of purchase accounting. The table below details total product and related sales for software operations for the period stated:

Revenue	For the Year Ended December 31, 2011(1)
(Dollars in thousands)
Software licenses	$12,432
Professional services	9,851
Equipment sales	7,150

Total operations revenue	29,433
Maintenance revenue(2)	13,773

Total software operations revenue	$43,206

(1)	Software operations revenue reflect results from March 3, 2011 to December 31, 2011.
(2)	Revenue is net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Operating Expenses — Consolidated

Cost of Products Sold. Cost of products sold consisted primarily of the following significant items:

	For the Year Ended December 31,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$7,647	$7,647	$—	$—	$—	$7,647	0.0%
Cost of sales	2,883	8,772	11,655	4,213	—	4,213	7,442	176.6%
Other	—	1,587	1,587	—	—	—	1,587	0.0%

Total cost of products sold	$2,883	$18,006	$20,889	$4,213	$—	$4,213	$16,676	395.8%

FTEs	—	113	113	—	—	—	113	0.0%

As illustrated in the table above, cost of products sold for the year ended December 31, 2011 increased $16.7 million and as a percentage of revenue from the same period in 2010 due to the following variances:

•

Payroll and related — The increase of $7.6 million in payroll and related expenses was due to installation costs associated with the software operations. As of December 31, 2011, 113 FTEs performed software installations.

•

Cost of sales — The increase of $7.4 million in cost of sales was due to cost of sales of hardware and third-party software of $8.8 million for software operations, partially offset by $1.4 million reduction to wireless operations’ costs due to the lower cost basis of devices sold to or lost by wireless operations’ customers.

•

Other — The increase of $1.6 million in other expenses was due to shipping expenses of $0.4 million, telephone expenses of $0.1 million, and miscellaneous expenses of $1.1 associated with installation services in software operations.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Year Ended December 31,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$23,283	$—	$23,283	$33,033	$—	$33,033	$(9,750)	(29.5%)
Telecommunications	11,274	38	11,312	13,705	—	13,705	(2,393)	(17.5%)
Payroll and related	16,073	5,115	21,188	17,548	—	17,548	3,640	20.7%
Stock based compensation	23	—	23	24	—	24	(1)	(4.2%)
Other	5,022	1,519	6,541	4,848	—	4,848	1,693	34.9%

Total service, rental and maintenance	$55,675	$6,672	$62,347	$69,158	$—	$69,158	$(6,811)	(9.8%)

FTEs	163	57	220	193	—	193	27	14.0%

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2011 decreased $6.8 million or 9.8% from the same period in 2010. The percentage of expense to revenue also decreased due to the following variances:

•

Site rent — The decrease of $9.8 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations for the wireless operations. Active transmitters declined 13.1% for the year ended December 31, 2011 from December 31, 2010. In addition, the expiration of a master lease agreement (“MLA”) has resulted in payments at the lower default rent per site in 2011, which has favorably impacted site rent expenses for our wireless operations.

•

Telecommunications — The decrease of $2.4 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2012 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations are incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations are incurred for product development and technical support personnel. The increase in payroll and related expenses of $3.6 million was due primarily to software operations payroll and related costs for 57 FTEs at December 31, 2011, partially offset by a reduction in payroll and related costs for wireless operations due to headcount reductions of 30 FTEs to 163 FTEs at December 31, 2011 from 193 FTEs at December 31, 2010. Payroll and related expenses as a percentage of revenue increased during the period, due to the use of our employees to repair paging devices as opposed to use of a third-party vendor and the addition of 57 FTEs for software operations. We believe it is cost beneficial to perform the repair functions in-house.

•

Stock based compensation —Stock based compensation expenses decreased for the year ended December 31, 2011 compared to the same period in 2010, due to lower amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP.

•

Other — The increase of $1.7 million in other expenses and as a percentage of revenue was due to an increase in wireless operations costs of $0.2 million, primarily due to higher office expenses of $0.3 million, partially offset by reductions in various expenses of $0.1 million. In addition, costs in software operations totaled $1.5 million, which consisted of $0.8 million in outside services, $0.1 in travel and entertainment expenses, and $0.6 million in miscellaneous expenses.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Year Ended December 31,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$8,945	$4,425	$13,370	$11,064	$—	$11,064	$2,306	20.8%
Commissions	4,028	2,316	6,344	4,701	—	4,701	1,643	35.0%
Stock based compensation	65	—	65	73	—	73	(8)	(11.0%)
Other	1,428	2,083	3,511	1,088	—	1,088	2,423	222.7%

Total selling and marketing	$14,466	$8,824	$23,290	$16,926	$—	$16,926	$6,364	37.6%

FTEs	96	49	145	128	—	128	17	13.3%

As indicated in the table above, selling and marketing expenses for the year ended December 31, 2011 increased by $6.4 million, or 37.6%, and as a percentage of revenue from the same period in 2010. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $2.3 million or 20.8% and as a percentage of revenue for the year ended December 31, 2011 compared to the same period in 2010. As stated above, the increase in payroll and related expenses is primarily due to the payroll and related costs for 49 FTEs for software operations, partially offset by lower costs for wireless operations. The sales and marketing staff are all involved in selling our paging and software products and services domestically and internationally, as well as reselling other wireless products and services, such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function that is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads, and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters, and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees. Total FTEs declined by 32 FTEs to 96 FTEs at December 31, 2011 from 128 FTEs at December 31, 2010 for wireless operations.

Commission expenses increased by $1.6 million and as a percentage of revenue for the year ended December 31, 2011 compared to the same period in 2010 due primarily to commission expenses for software operations, partially offset by lower commission expenses in our wireless operations in line with the revenue and subscriber erosion. The increase of $2.4 million in other expenses and as a percentage of revenue was due to increases in outside service expenses of $0.1 million, rewards and recognition expenses of $0.2 million for wireless operations, and $2.1 million in costs for software operations. The $2.1 million in costs for software operations consisted of $0.7 million in travel and entertainment, $0.7 million in advertising expenses and $0.7 million in other miscellaneous expenses.

General and Administrative. General and administrative expenses consisted of the following significant items:

	For the Year Ended December 31,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$21,444	$3,455	$24,899	$25,370	$—	$25,370	$(471)	(1.9%)
Stock based compensation	855	587	1,442	720	—	720	722	100.3%
Bad debt	705	340	1,046	2,425	—	2,425	(1,379)	(56.9%)
Facility rent	2,749	1,092	3,841	4,528	—	4,528	(687)	(15.2%)
Telecommunications	1,587	307	1,894	2,258	—	2,258	(364)	(16.1%)
Outside services	12,154	182	12,336	11,299	—	11,299	1,037	9.2%
Taxes, licenses and permits	6,182	112	6,294	5,800	—	5,800	494	8.5%
Other	5,353	(1,009)	4,344	7,072	—	7,072	(2,728)	(38.6%)

Total general and administrative	$51,029	$5,066	$56,095	$59,472	$—	$59,472	$(3,377)	(5.7%)

FTEs	175	30	205	219	—	219	(14)	(6.4%)

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2011 decreased $3.4 million, or 5.7%, from the same period in 2010, due primarily to lower bad debt expenses, lower facility rent expenses and lower payroll and related expenses. The decrease was partially offset by higher outside service expenses and stock based compensation expenses. The percentage of expense to revenue decreased for the year ended December 31, 2011 compared to the same period in 2010 due to the following significant variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance, and other support functions, as well as executive management. Payroll and related expenses decreased $0.5 million due primarily to lower payroll and related expenses of $4.0 million for wireless operations due to headcount reductions, partially offset by payroll and related expenses for software operations of $3.5 million for 30 FTEs at December 31, 2011. Total FTEs declined by 44 FTEs to 175 FTEs at December 31, 2011 from 219 FTEs at December 31, 2010 for wireless operations. Payroll and related expenses for the year ended December 31, 2010 included a net one-time benefit of $0.7 million related to forfeitures of the long-term cash awards under the 2009 LTIP and the reclassification of payroll and related expenses to intangible assets associated with a non-compete agreement with a former executive.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.7 million and as a percentage of revenue for the year ended December 31, 2011 compared to the same period in 2010. The increase in stock based compensation expenses was due to higher amortization of compensation expense related to the 2009 LTIP for wireless operations and an increase in amortization of compensation expense for the 2011 LTIP for software operations during 2011. Stock based compensation expenses for the year ended December 31, 2010 included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive.

•

Bad debt — The decrease of $1.4 million in bad debt expenses reflected our bad debt experience due to the change in the composition of the wireless operations customer base to accounts with a large number of units in service, partially offset by an increase in bad debt expenses for software operations of $0.3 million.

•

Facility rent — The decrease of $0.7 million in facility rent expenses was primarily due to lower facility rent expenses of $1.8 million related to the closure of office facilities, as we continue to rationalize our operating requirements to meet lower revenue and customer demand for the wireless operations, partially offset by an increase in facility rent expenses for software operations of $1.1 million.

•

Telecommunications — The decrease of $0.4 million in telecommunication expenses reflected continued office and staffing reductions, as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations, partially offset by an increase in telecommunication expenses for software operations of $0.3 million.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The increase of $1.0 million in outside service expenses and as a percentage of revenue was due primarily to transaction and integration costs related to the acquisition of Amcom of $2.7 million for the year ended December 31, 2011 compared to $0.6 million in outside accounting and legal service expenses related to acquisition due diligence in 2010. This net increase was partially offset by reductions in legal fees of $0.7 million and audit-related and tax service fees of $0.4 million.

•

Taxes, licenses and permits — Tax, license, and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license, and permit expenses of $0.5 million was primarily due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability, partially offset by lower property taxes for the year ended December 31, 2011 compared to the same period in 2010. Property taxes were based on the lower revenue and property base resulting from the wireless operations.

•

Other — The decrease of $2.7 million in other expenses was due to a decrease in wireless operations costs of $1.7 million, primarily due to lower repairs and maintenance expenses of $0.4 million, insurance expenses of $0.5 million, office expenses of $0.2 million and miscellaneous expenses of $0.6 million (primarily due to less one-time payments in 2011 compared to 2010 which included a litigation settlement with Nationwide). In addition, software operations had a net credit of $1.0 million for shared costs which have been allocated to cost of products sold, service, rental and maintenance and selling and marketing expense categories.

Severance and Restructuring. Severance and restructuring expenses decreased to $1.3 million for the year ended December 31, 2011 from $2.2 million for the year ended December 31, 2010. The $1.3 million consisted of $1.2 million for severance charges recorded during the year ended December 31, 2011 for post-employment benefits for planned staffing reductions, compared to $2.0 million recorded for the same period in 2010; and $0.1 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations, compared to $0.2 million recorded for the year ended December 31, 2010 related to costs associated with exit or disposal activities. We accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. (See Note 1 for further discussion on our severance and restructuring policies.)

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses decreased to $19.3 million for the year ended December 31, 2011 from $24.1 million for the year ended December 31, 2010. The decrease was primarily due to $4.7 million in lower depreciation expenses for the period from fully depreciated paging infrastructure, $3.3 million in lower depreciation expenses on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.0 million in lower depreciation for other assets, and $0.3 million decrease in accretion expenses; partially offset by an increase of $4.6 million in amortization expense, due to the increase in intangible assets associated with the acquisition of the software operations. Depreciation, amortization and accretion expenses for wireless operations and software operations were $13.9 million and $5.4 million, respectively, for the year end December 31, 2011. (See Note 1 for further discussion on our depreciation expense policies.)

Impairments. We did not record any impairment of long-lived assets, intangible assets subject to amortization, and goodwill during the years ended December 31, 2011 and 2010.

Interest (Expense) Income, Net; Other Income, Net and Income Tax Benefit

Interest (Expense) Income, Net. Net interest expense increased to $2.3 million for the year ended December 31, 2011 from $16,000 of net interest income for the same period in 2010. This increase was primarily due to interest on debt associated with the Amcom acquisition.

Other Income, Net. Net other income increased to $8.0 million for the year ended December 31, 2011 from $2.8 million for the same period in 2010. The primary reason for the increase was in 2011 we received $7.5 million in proceeds from Sensus as compared to $2.0 million in 2010 (See Item 7. MD&A, Operations – Consolidated, Other Income for additional details).

Income Tax Benefit. Income tax benefit for the year ended December 31, 2011 was $23.3 million, an increase of $5.4 million from the $17.9 million income tax benefit for the year ended December 31, 2010. The increase in income tax benefit and the reduction of the annual effective tax rate for the year ended December 31, 2011 reflect a net favorable adjustment of $50.2 million due to the reduction of the deferred income tax asset valuation allowance reflecting a better than forecasted increase in 2011 taxable income and a change in management’s assessment of taxable income for 2012 through 2016. The table below summarizes the key items impacting income tax benefit and the effective tax rate for the years ended December 31, 2011 and 2010, respectively. (See Note 7 for further discussion on our income taxes.)

	For the Year Ended December 31,
	2011		2010
	(Dollars in thousands)
Income before income tax benefit	$65,355		$60,000

Income tax expense at the Federal statutory rate	$22,874	35.0%	$21,000	35.0%
State income taxes, net of Federal benefit	2,299	3.5%	2,439	4.1%
State law changes	146	0.2%	471	0.8%
Decrease in valuation allowance	(50,196)	(76.8%)	(41,934)	(69.9%)
Acquisition transaction costs	947	1.5%	—	—
Interest on tax refunds	—	—	(48)	(0.1%)
Other	646	1.0%	174	0.3%

Income tax benefit	$(23,284)	(35.6%)	$(17,898)	(29.8%)

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31,		Change Between 2010 and 2009
	2010	2009
	Amount		Amount	%
		(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$221,575	$270,885	$(49,310)	(18.2%)
Product sales, net	11,679	18,821	(7,142)	(37.9%)

Total	$233,254	$289,706	$(56,452)	(19.5%)

Selected operating expenses:
Cost of products sold	$4,213	$6,196	$(1,983)	(32.0%)
Service, rental and maintenance	69,158	85,310	(16,152)	(18.9%)
Selling and marketing	16,926	21,815	(4,889)	(22.4%)
General and administrative	59,472	74,326	(14,854)	(20.0%)
Severance and restructuring	2,179	2,737	(558)	(20.4%)

Total	$151,948	$190,384	$(38,436)	(20.2%)

FT Es	540	672	(132)	(19.6%)

Active transmitters	5,744	7,123	(1,379)	(19.4%)

Revenues — Wireless

Service, rental and maintenance revenues consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. As indicated above, our total revenues were $233.3 million and $289.7 million for the years ended December 31, 2010 and 2009, respectively. The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

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

Operating Expenses — Wireless

Cost of Products Sold. Cost of products sold consisted primarily of the cost basis of devices sold to or lost by our customers and costs associated with system sales. The decrease of $2.0 million for the year ended

December 31, 2010 compared to the same period in 2009 was due primarily to a decrease in sales of management systems to customers.

	For the Year Ended December 31,		Change Between 2010 and 2009
	2010	2009
	Amount		Amount	%
		(Dollars in thousands)
Payroll and related	$—	$—	—	$—
Cost of sales	4,213	6,196	2.1%	(1,983)
Other	—	—	—	—

Total cost of products sold	$4,213	$6,196	2.1%	$(1,983)

FTEs	—	—		—

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Year Ended December 31,		Change Between 2010 and 2009
	2010	2009
	Amount		Amount	%
		(Dollars in thousands)
Site rent	$33,033	$41,734	$(8,701)	(20.8%)
Telecommunications	13,705	16,599	(2,894)	(17.4%)
Payroll and related	17,548	20,630	(3,082)	(14.9%)
Stock based compensation	24	81	(57)	(70.4%)
Other	4,848	6,266	(1,418)	(22.6%)

Total service, rental and maintenance	$69,158	$85,310	$(16,152)	(18.9%)

FTEs	193	224	(31)	(13.8%)

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2010 decreased $16.2 million or 18.9% from the same period in 2009. This decrease was primarily due to the following significant variances:

•

Site rent — The decrease of $8.7 million in site rent expenses was primarily due to the rationalization of our networks, which decreased the number of transmitters required to provide service to our customers which, in turn, reduced the number of lease locations. In addition, the expiration of a MLA resulted in us paying at the lower default rent per site, which favorably impacted site rent expenses in 2010. Total transmitters decreased from 7,123 at December 31, 2009 to 5,744 at December 31, 2010, or 19.4%.

•

Telecommunications — The decrease of $2.9 million in telecommunication expenses was due to the consolidation of our networks. The increase in expense as a percentage of revenue for the year ended December 31, 2010 was due to the receipt of fewer one-time credits during 2010 compared to the same period in 2009.

•

Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers and in-house repair personnel. The field technical staff did not vary as closely to direct units in service as other work groups, since these individuals are a function of the number of networks we operate rather than the number of units in service on our networks. The decrease in payroll and related expenses of $3.1 million was due primarily to a reduction in headcount for the year ended December 31, 2010 compared to the same period in 2009. While total FTEs declined by 31 FTEs to 193 FTEs at December 31, 2010 from 224 FTEs at December 31, 2009, payroll and related expenses as a percentage of revenue increased during the period, due to the use of our employees to repair paging devices as opposed to use of a third-party vendor. We believed it was cost beneficial to perform the repair functions in-house. Payroll and related expenses for the year ended December 31, 2009 also reflected $0.1 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs and compensation expense for common stock awarded to certain eligible employees under the Equity Plan. Stock based compensation expenses decreased by $0.1 million for the year ended December 31, 2010 compared to the same period in 2009, due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expense associated with the 2009 LTIP.

•

Other — The decrease of $1.4 million in other expenses consisted primarily of a decrease in repairs and maintenance expenses of $1.1 million, due to lower contractor costs as repairs were performed by our employees, and a net decrease in various other expenses of $0.3 million.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Year Ended December 31,		Change Between 2010 and 2009
	2010	2009
	Amount		Amount	%
	(Dollars in thousands)
Payroll and related	$11,064	$14,451	$(3,387)	(23.4%)
Commissions	4,701	5,082	(381)	(7.5%)
Stock based compensation	73	187	(114)	(61.0%)
Other	1,088	2,095	(1,007)	(48.1%)

Total selling and marketing	$16,926	$21,815	$(4,889)	(22.4%)

FTEs	128	171	(43)	(25.1%)

As indicated in the table above, selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $3.4 million, or 23.4%, for the year ended December 31, 2010 compared to the same period in 2009. While total FTEs declined by 43 FTEs to 128 FTEs at December 31, 2010 from 171 FTEs at December 31, 2009, we continued to focus on marketing our services. The sales and marketing staff were all involved in selling our paging products and services throughout the United States, as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects in our revenue base. We reduced the overall cost of our selling and marketing activities by focusing on the most productive sales and marketing employees. This allowed for a reduction in both FTEs and expenses as a percentage of revenue. Payroll and related expenses for the year ended December 31, 2009 also reflected $0.3 million related to the one-time payment of the 2006 LTIP Additional Target Award.

While commission expenses decreased by $0.4 million for the year ended December 31, 2010 compared to the same period in 2009, commission expenses as a percentage of revenue increased during the period due to higher average commissions paid per commissioned FTEs, reflecting our continued focus on maintaining gross placements. Stock based compensation expenses decreased by $0.1 million for the year ended December 31, 2010 compared to the same period in 2009 due to no compensation expense associated with the Additional Target Award under the 2006 LTIP during the period since the Additional Target Award was awarded and expensed in the first quarter of 2009, and due to lower amortization of compensation expense associated with the 2009 LTIP. The decrease of $1.0 million in other expenses was primarily due to reductions in rewards and recognition expenses of $0.4 million, reduction in other expenses of $0.2 million due to lower one-time expenses in 2010, and reductions of $0.1 million in each of the following expense categories: travel and entertainment, advertising, outside services and office; all of which resulted from continued headcount and office reductions.

General and Administrative. General and administrative expenses consisted of the following significant items:

	For the Year Ended December 31,		Change Between 2010 and 2009
	2010	2009
	Amount		Amount	%
		(Dollars in thousands)
Payroll and related	$25,370	$31,131	$(5,761)	(18.5%)
Stock based compensation	720	1,292	(572)	(44.3%)
Bad debt	2,425	2,953	(528)	(17.9%)
Facility rent	4,528	5,942	(1,414)	(23.8%)
Telecommunications	2,258	2,914	(656)	(22.5%)
Outside services	11,299	14,897	(3,598)	(24.2%)
Taxes, licenses and permits	5,800	2,776	3,024	108.9%
Other	7,072	12,421	(5,349)	(43.1%)

Total general and administrative	$59,472	$74,326	$(14,854)	(20.0%)

FTEs	219	277	(58)	(20.9%)

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2010 decreased $14.9 million, or 20.0%, from the same period in 2009 due primarily to lower payroll and related expenses, lower outside service expenses, lower facility rent expenses, and lower other expenses due to less one-time expenses in 2010; all of which were partially offset by an increase in tax, license and permit expenses. The percentage of expense to revenue decreased for the year ended December 31, 2010 due to the following significant variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, inventory, collections, finance, and other support functions as well as executive management. Payroll and related expenses decreased $5.8 million due primarily to a reduction in headcount for the year ended December 31, 2010 compared to the same period in 2009. While total FTEs declined by 58 FTEs to 219 FTEs at December 31, 2010 from 277 FTEs at December 31, 2009, payroll and related expenses as a percentage of revenue increased slightly during 2010 due to a change in the composition of our workforce to a more experienced and long tenured base of employees partially offset by a net one-time benefit of $0.7 million related to forfeitures of the long-term cash awards under the 2009 LTIP and the reclassification of payroll and related expenses to intangible assets associated with a non-compete agreement with a former executive. Payroll and related expenses for the year ended December 31, 2009 reflected $1.2 million related to the one-time payment of the 2006 LTIP Additional Target Award.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expenses associated with RSUs and compensation expenses for common stock awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plan. Stock based compensation expenses decreased by $0.6 million during the period due to no compensation expenses associated with the Additional Target Award under the 2006 LTIP in 2010, since the Additional Target Award was awarded and expensed in the first quarter of 2009 and due to lower amortization of compensation expenses associated with the 2009 LTIP. Stock based compensation expenses for the year ended December 31, 2010 also included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive.

•

Bad debt — The decrease of $0.5 million in bad debt expenses reflected our bad debt experience due to the change in the composition of our customer base to accounts with a large number of units in service.

•

Facility rent — The decrease of $1.4 million in facility rent expenses was primarily due to the closure of office facilities, as part of our continued rationalization of our operating requirements to meet lower revenue and customer demand.

•

Telecommunications — The decrease of $0.7 million in telecommunication expenses reflected continued office and staffing reductions, as we streamlined our operations and reduced our telecommunication requirements.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $3.6 million in outside service expenses was due primarily to reductions in legal fees of $1.4 million, outsourced customer service of $1.2 million, audit-related and outsourced tax service fees of $0.5 million, and other expenses of $0.5 million. The Company incurred approximately $0.6 million in outside accounting and legal service expenses related to acquisition due diligence in 2010.

•

Taxes, licenses and permits — Tax, license and permit expenses consisted of property, franchise, gross receipts, and transactional taxes. The increase in tax, license and permit expenses of $3.0 million and as a percentage of revenue was mainly due to one-time resolution of various state and local tax audits at amounts higher than the originally estimated liability for the year ended December 31, 2010, partially offset by lower transactional and property taxes. These taxes were based on the lower revenue and property base resulting from our operations.

•

Other — The decrease of $5.4 million in other expenses was due primarily to a $0.6 million decrease in office expenses, a $0.5 million decrease in insurance expenses, a $0.3 million decrease in repairs and maintenance expenses, and a net decrease of $4.0 million in various other expenses. The decrease of $4.0 million in various other expenses was mainly due to lower expenses of $1.9 million for litigation settlements, and $2.1 million of more refunds and credits during 2010 compared to 2009.

Severance and Restructuring. Severance and restructuring expenses decreased to $2.2 million for the year ended December 31, 2010 from $2.7 million for the year ended December 31, 2009. The $2.2 million consisted of $2.0 million for severance charges recorded during the year ended December 31, 2010 for post-employment benefits for planned staffing reductions, compared to $2.3 million recorded for the same period in 2009; and $0.2 million for restructuring costs associated with the terminations of certain lease agreements for transmitter locations, compared to $0.4 million recorded for the year ended December 31, 2009 related to costs associated with exit or disposal activities. We accrued post-employment benefits if certain specified criteria were met. Post-employment benefits included salary continuation, severance benefits, and continuation of health insurance benefits.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses decreased to $24.1 million for the year ended December 31, 2010 from $41.9 million for the year ended December 31, 2009. The decrease was primarily due to $6.9 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $3.7 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $6.9 million in lower amortization expense, and $0.3 million in lower accretion expense.

Impairments. We did not record any impairment of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2010 and 2009.

Interest Income, Net; Other Income, Net and Income Tax Benefit

Interest Income, Net. Net interest income decreased to $16,000 for the year ended December 31, 2010 from $71,000 for the same period in 2009. This decrease was primarily due to less interest income earned on investment of available cash in short-term interest bearing accounts for the year ended December 31, 2010, reflecting lower prevailing market interest rates in 2010.

Other Income, Net. Net other income increased to $2.8 million for the year ended December 31, 2010 from $0.5 million for the same period in 2009. This increase was primarily due to the proceeds of $2.0 million received from Sensus in September 2010 to complete the 2005 AMDS Agreement.

Income Tax Benefit. Net income tax benefit for the year ended December 31, 2010 was $17.9 million, an increase of $8.3 million from the $9.6 million of net income tax benefit for the year ended December 31, 2009. Income tax benefit for the year ended December 31, 2010 reflected a $41.9 million reduction in the deferred income tax asset valuation allowance reflecting a change in management’s assessment of taxable income for 2011 through 2015.

The following summarizes the income tax benefit for the years ended December 31, 2010 and 2009 reflecting the key items impacting the income tax benefit for the periods:

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2011, we had cash and cash equivalents of $53.7 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we have approximately $3.0 to $5.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

We intend to use our cash on hand to provide working capital, to support operations, and to return value to stockholders by cash dividends and repurchases of our common stock. We may also consider using cash to fund acquisitions of paging assets or assets of other businesses that we believe will provide a measure of growth or revenue stability while supporting our operating structure and our goal of maintaining margins.

The significant decrease in cash and cash equivalents at December 31, 2011 compared to December 31, 2010 reflects the use of available cash (along with proceeds from debt financing) to acquire all of the outstanding common stock of Amcom and redeem all outstanding stock options of Amcom.

Overview

Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2011, should be adequate to meet anticipated cash requirements for both our wireless and software businesses for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of December 31, 2011, our available cash on hand was $53.7 million and our excess borrowing capacity under our revolving credit facility was $11.7 million (see Borrowings below).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,			Increase (Decrease) Between 2011 and 2010
	2011	2010	2009
	(Dollars in thousands)
Net cash provided by operating activities	$82,436	$79,419	$101,860	$3,017
Net cash used in investing activities	(134,647)	(6,663)	(17,061)	127,984
Net cash used in financing activities	(23,354)	(53,127)	(50,240)	(29,773)

Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the significant cash receipt and expenditure components of our cash flows from operating activities for the periods indicated, and sets forth the change between the indicated periods:

	For the Year Ended December 31,		Change Between 2011 and 2010
	2011	2010
	(Dollars in thousands)
Cash received from customers	$246,543	$237,098	$9,445

Cash paid for
Payroll and related costs	75,737	62,795	12,942
Site rent costs	24,453	32,020	(7,567)
Telecommunications costs	12,197	14,788	(2,591)
Interest costs	1,660	—	1,660
Other operating costs	50,060	48,076	1,984

	164,107	157,679	6,428

Net cash provided by operating activities	$82,436	$79,419	$3,017

Net cash provided by operating activities increased $3.0 million for the year ended December 31, 2011 compared to the same period in 2010 and reflects our software operations from March 3, 2011. Cash received from customers increased $9.4 million, or 4.0%, for the year ended December 31, 2011 from the same period in 2010. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase was due to higher deferred revenue of $4.0 million and higher revenue of $9.7 million mainly due to our software operations, partially offset by lower accounts receivable of $4.3 million.

The increase in cash received from customers was offset by the following net cash payments for operating activities:

•	Cash payments for payroll and related costs increased $12.9 million due primarily to costs for software operations, partially offset by reduction in payroll and related costs for wireless operations.

•

Cash payments for site rent costs decreased $7.6 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2011 due to the expiration of a MLA which resulted in a lower month-to-month rent per site in 2011 for wireless operations.

•

Cash payments for telecommunication costs decreased $2.6 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reduction to support our smaller customer base for wireless operations.

•	Cash payments for interest costs increased $1.7 million due to the debt acquired related to the acquisition of Amcom on March 3, 2011 (see Borrowings below).

•

Cash payments for other operating costs increased $2.0 million. The increase was due primarily to an increase of $13.8 million for software operations’ costs, partially offset by a net decrease in wireless operations’ costs of $11.8 million. The net decrease in cash payments for wireless operations was primarily due to the proceeds received from Sensus in 2011 of $7.5 million compared to $2.0 million in 2010 and the $5.0 million refund of Federal income taxes paid. In addition, facility rent costs decreased by $1.8 million, insurance costs decreased by $0.5 million, and repair and maintenance costs decreased by $0.4 million for wireless operations. These decreases were partially offset by increases in outside service costs of $0.9 million (primarily integration related), tax, license and permit costs of $0.4 million, and insurance costs of $0.1 million for wireless operations.

Net Cash Used In Investing Activities. Net cash used in investing activities increased $128.0 million for the year ended December 31, 2011 compared to the same period in 2010, due to the consideration paid, net of cash acquired related to the Amcom acquisition in the first quarter of 2011 of $134.3 million (see Note 2). This increase was partially offset by $5.5 million of proceeds received from Sensus for the sale of the narrow band PCS licenses and a decrease in capital expenditures of $0.8 million for the year ended on December 31, 2011 compared to the same period in 2010.

Net Cash Used In Financing Activities. Net cash used in financing activities decreased $29.8 million for the year ended December 31, 2011 from the same period in 2010 due to the issuance of debt of $24.0 million, $8.9 million reduction due to the suspension of the stock repurchase program and $22.1 million in lower dividends paid to stockholders during the year ended December 31, 2011 compared to the same period in 2010. These reductions in net cash used in financing activities were partially offset by repayment of debt of $23.7 million and deferred financing costs of $1.5 million associated with the Amcom acquisition.

Cash Dividends to Stockholders. For the year ended December 31, 2011, we paid a total of $22.1 million (or $1.00 per share of common stock) in cash dividends compared to $44.2 million (or $2.00 per share of common stock) in cash dividends for the same period in 2010.

Future Cash Dividends to Stockholders. On February 22, 2012, our Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of March 16, 2012, and a payment date of March 30, 2012. This cash dividend of approximately $5.5 million will be paid from available cash on hand.

Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program for us to repurchase our common stock in the open market. Credit Suisse Securities (USA) LLC will administer such purchases. We expect to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. (See Note 6 for further discussion on our common stock repurchase program.)

During 2011 our common stock repurchase program was suspended due to the acquisition of our software operations. Our Board of Directors continues to evaluate whether to extend the common stock repurchase program in 2012.

Borrowings. At December 31, 2011, we had outstanding debt financing and related debt covenants associated with the acquisition of Amcom. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”) and the assumption of existing Wells Fargo debt of $27.8 million. We entered into an Amended and Restated Credit Agreement (“Credit Agreement”) by and among the Company, Arch Wireless, Inc. (“Arch”), USA Mobility Wireless, Inc., and Amcom (collectively, the borrowers), the lenders and Wells Fargo as the arranger and administrative agent. The Credit Agreement provided for a total credit facility of $52.5 million, including a $42.5 million term loan and a $10.0 million revolving loan.

On November 8, 2011 we executed the First Amendment to our Credit Agreement with Wells Fargo (“Amended Credit Agreement”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million and provided for the reclassification of the then outstanding term loan of $20.8 million into advances under the revolving credit facility. The Amended Credit Agreement also revised the London Interbank Offered Rate (“LIBOR”) definition to eliminate the LIBOR floor of 1.5% and reduced the interest rate margin from 3.75% to 3.25%. In addition, the requirements for scheduled mandatory repayments prior to the maturity date of September 3, 2015 and the covenant for a minimum level of maintenance fee revenue were eliminated. All other significant provisions of the Credit Agreement remain in effect.

The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us. During the year ended December 31, 2011, we repaid a total of $23.7 million of our outstanding debt obligation. We also had outstanding a $0.6 million Letters of Credit (“LOCs”) in support of a customer, which was released in July 2011. As of December 31, 2011, there was a total of $28.3 million in debt outstanding at an interest rate of 3.68%. As of December 31, 2011, we had $11.7 million of borrowing capacity under the Amended Credit Agreement.

On February 6, 2012, we made a prepayment of $25.0 million of our debt obligation. Our outstanding debt balance is $3.3 million at an interest rate of 3.63% effective February 6, 2012 through April 6, 2012. (See Note 5 for further discussion on our long-term debt.)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of December 31, 2011.

Commitments and Contingencies

Contractual Obligations. As of December 31, 2011, our contractual payment obligations under our long-term debt agreements and operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily related to certain telecommunication and information technology related expenses. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. Other obligations primarily consisted of expected future payments for asset retirements and cash awards, cumulative dividends and stock under the 2009 LTIP and 2011 LTIP to certain eligible employees.

We incurred the following significant commitments and contractual obligations as of December 31, 2011. (See Note 8 for further discussion on our commitments and contingencies.)

	Payments Due By Period
	(Dollars in thousands)
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations and accrued interest(1)	$32,503	$1,159	$2,312	$29,032	$—
Operating lease obligations	24,842	7,338	9,033	4,812	3,659
Purchase obligations	2,193	1,890	267	36	—
Other obligations	12,653	589	5,510	6,554	—

Total contractual obligations	$72,191	$10,976	$17,122	$40,434	$3,659

(1)	On February 6, 2012 we made a prepayment of $25.0 million of our debt obligations that were due on September 3, 2015.

Other Commitments. We also have various LOCs outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the consolidated balance sheets.

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

Contingencies. We are involved, from time to time, in lawsuits arising in the normal course of business. As of December 31, 2011, we did not have any material outstanding lawsuits.

Related Party

A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2011, 2010 and 2009, we paid to that entity $7.8 million, $11.0 million, and $12.3 million, respectively, in site rent expenses for wireless operations that were included in service, rental and maintenance expenses.

Inflation

Inflation has not had a material effect on our operations to date. System equipment and operating costs have not significantly increased in price, and the price of wireless messaging devices has tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. Our general operating expenses for both our wireless and software operations, such as salaries, site rent for transmitter locations, employee benefits and occupancy costs, are subject to normal inflationary pressures.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles used in the United States (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill

We are required to evaluate the carrying value of our long-lived assets and certain intangible assets. We first assess whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. Had these conditions existed, we would have assessed the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have forecasted estimated enterprise-level cash flows based on various operating assumptions such as ARPU, disconnect rates, and sales and workforce productivity ratios. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

The majority of our intangible assets for wireless operations was recorded in 2004 at the date of the merger of Arch and Metrocall Holdings, Inc. and was amortized over periods ranging from one to five years. Goodwill was also recorded. Goodwill was not amortized, but was evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. We determined that all of our goodwill for wireless operations had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

The majority of our intangible assets for software operations was recorded in the first quarter of 2011 at the date of the acquisition of Amcom and are being amortized over periods ranging from two to fifteen years. Goodwill was also recorded. Goodwill is not amortized, but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test.

We did not record any impairment of long-lived assets, amortizable intangible assets and goodwill for the years ended December 31, 2011, 2010, or 2009. (See Note 3 for further discussion of our impairment of long-lived assets, intangible assets subject to amortization and goodwill.)

Accounts Receivable Allowances

We record four allowances against our gross accounts receivable balance, of which the two most significant are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. The allowance for service credits and related provisions for wireless operations is based on historical credit percentages, current credit and aging trends and actual credit experience. (See Note 1 for further discussion on our policies for accounts receivable allowances.)

Revenue Recognition

Our wireless operations’ revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue based on the relative fair value of the elements. We recognize paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation.

Our software operations’ revenue consists primarily of the sale of software, professional services (consulting and training), equipment (to be used in conjunction with the software), and post-contract support (on-going maintenance). Our software products are considered to be “off-the-shelf software”, as the software is marketed as a stock item that customers can use with little or no customization. For software requiring significant production, modification or customization, we appropriately recognize software license revenue on the completed contract method for these arrangements as the contract period is short in duration and the dollar value per contract is relatively small (less than $250,000). For software not requiring significant production, modification or customization, we have a purchase or sales order with the fee fixed or determinable. This order has been executed by the customer, which establishes collectability. Based on these criteria, we recognize the software license revenue and equipment revenue when the product is shipped. If services have been ordered that are not an integral component of the solution, the service revenue is recognized in the period in which the services are delivered.

With respect to revenue recognition for multiple deliverables, we first allocate the revenue to professional services (consulting and training) and maintenance (support) based upon vendor specific evidence of fair value of the services; lastly to the software license revenue for any remaining contract fees. Annual maintenance fees are typically billed in advance under annual or quarterly maintenance billings, for which a customer is invoiced an up-front fee in order to receive software support or equipment maintenance. Amounts invoiced under these maintenance arrangements are deferred and recognized on a straight-line basis over the contract support period. (See Note 1 for further discussion on our revenue recognition policies.)

Depreciation Expense

Depreciation expenses for wireless operations and software operations were $12.9 million and $0.3 million, respectively, for the year end December 31, 2011. The largest component of depreciation expenses for wireless operations relates to the depreciation of certain of our paging equipment assets. The primary component of these assets are transmitters. For the years ended December 31, 2011, 2010, and 2009, $3.3 million, $8.0 million, and $13.0 million, respectively, of total wireless operations’ depreciation expenses related to these assets. The components of depreciation expenses for software operations relate primarily to computer equipment and leasehold improvements, which was $0.3 million for the year ended December 31, 2011.

Asset Retirement Obligations

We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. Asset retirement costs are reflected in paging equipment assets with depreciation expenses recognized over the estimated lives, which range between one and nine years. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date. (See Note 3 for further discussion on our asset retirement obligations.)

Severance and Restructuring

We continually evaluate our staffing levels to meet our business objectives and our strategy to reduce cost in our wireless operations in line with the declining revenue and subscriber base. Severance costs are reviewed periodically to determine whether a severance charge is required due to employers’ accounting for post-employment benefits. We are required to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. Also from time to time, we evaluate on a case-by-case basis to determine whether a restructuring charge is required to be recorded for early lease terminations. (See Note 1 and Note 14 for further discussion on our severance and restructuring expenses.)

Income Taxes

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense. These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) relating to accounting for uncertainty in income taxes. Our policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

During the second quarter of 2009, we received the final no change letter from the IRS for the 2005 and 2006 audits of our consolidated income tax returns. Based on the results of these audits, we determined that our remaining uncertain tax positions had been effectively settled. At June 30, 2009, we reversed our liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million), and recognized an additional $135.8 million in deferred income tax assets and an increase in our valuation allowance of $140.8 million to reduce our adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact of these adjustments was a reduction in income tax expense of $32.6 million (which included the reversal of $0.4 million of interest recorded in the first quarter of 2009). We also recorded a $5.1 million receivable (which included interest of $0.7 million) for a net operating loss carry-back claim that also reduced income tax expense.

The total unrecognized income tax benefits as of January 1, 2008 were $350.0 million, which increased to $352.4 million as of December 31, 2008, and then were $0 as of December 31, 2009. Unrecognized income tax benefits reflect the difference between positions taken on income tax returns and those calculated in accordance with the recognition and measurement criteria of the ASC.

We are required to evaluate the recoverability of our deferred income tax assets. This assessment determines whether all or some portion of the deferred income tax assets will be realized in future periods based on all available evidence, in accordance with the more likely than not standard, which reflects a probability greater than 50%.

During 2009, we experienced continued revenue and subscriber erosion within our direct customer base that had exceeded our earlier expectations. As part of our year-end planning, we re-evaluated these trends and concluded there was additional uncertainty regarding our ability to generate sufficient taxable income to fully utilize the deferred income tax assets as of December 31, 2009. Using forecasted taxable income and available positive and negative evidence, we concluded an additional amount of our deferred income tax assets was not likely to be recoverable. We increased the valuation allowance by $4.6 million during the fourth quarter of 2009. This adjustment and the 2009 adjustment related to the effective settlement of uncertain tax positions resulted in a valuation allowance of $212.9 million at December 31, 2009.

During 2011 and 2010, the decline in wireless operations’ revenue and subscribers was less than our earlier expectations. We evaluated this development and also the projected increase in consolidated taxable income due to the Amcom acquisition and concluded that an additional amount of our deferred income tax assets was recoverable considering the more likely than not standard. Based on a five-year forecast of taxable income and other factors, we reduced the 2011 and 2010 valuation allowance by $55.2 million and $42.0 million, respectively.

The balance of the valuation allowance as of December 31, 2011 and 2010 was $115.7 million and $170.9 million, respectively. These amounts include approximately $0.7 million and $0.7 million for foreign operations at December 31, 2011 and 2010, respectively. The estimated recoverable deferred income tax assets at December 31, 2011 and 2010 were $60.2 million and $51.3 million, respectively. These estimated recoverable amounts represent approximately 34.2% and 23.1%, respectively, of the gross deferred income tax assets at December 31, 2011 and 2010. The increase in the percentage of recoverable deferred income tax assets reflects improved and forecasted results for the wireless operations and the addition of software operations in 2011.

Recent and Pending Accounting Pronouncements

Accounting Standards Updates (“ASU”) issued by the FASB during the fourth quarter of 2011 were not applicable to us and are not anticipated to have an effect on our financial position or results of operations. (See Note 1 for a discussion of accounting standards issued in 2011 that were applicable to our company.)

Non-GAAP Financial Measures

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan (“STIP”). That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows (See Note 17 for breakdown between our wireless and software operations):

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating income	$59,659	$57,179	$57,408
Plus: Depreciation, amortization and accretion	19,334	24,127	41,914

EBITDA (as defined by the Company)	78,993	81,306	99,322
Less: Purchases of property and equipment	(7,952)	(8,738)	(17,229)

OCF (as defined by the Company)	$71,041	$72,568	$82,093

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-term Debt

We are exposed to changes in interest rates, primarily as a result of using bank debt to finance our acquisition of Amcom (See Note 5 for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR. It is assumed that LIBOR will not vary significantly in the future. Adverse changes in LIBOR, which we believe are not probable during the term of the loan, or our inability to refinance our long-term obligations may have a material negative impact on our results of operations and financial condition. On February 6, 2012, we prepaid $25.0 million of the $28.3 million in debt outstanding as of December 31, 2011. We are exposed to changes in interest rates on the remaining outstanding debt balance of $3.3 million after April 6, 2012, when our existing fixed LIBOR rate contract expires.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not customarily use derivative instruments to manage our interest rate risk profile. As of December 31, 2011, we have no derivative financial instruments outstanding to manage our interest rate risk.

We conduct a limited amount of business outside the United States. Currently, all transactions are billed and denominated in United States dollars and, consequently, we do not currently have any material exposure to foreign exchange rate fluctuation risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and schedules listed in Item 15(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our President and Chief Executive Officer (“CEO”) and Chief Accounting Officer and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to us required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, the CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

With the participation of the CEO and CFO, our management assessed the effectiveness of the our internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that we did maintain effective internal control over financial reporting at December 31, 2011, based on the criteria in Internal Control — Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2011, has been audited by Grant Thornton LLP, an independent registered public accounting firm. Grant Thornton LLP has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears herein.

Changes in Internal Control Over Financial Reporting

In addition, our management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in our internal control over financial reporting. As a result of our acquisition of Amcom on March 3, 2011, internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Amcom. Except as described above, the CEO and CFO concluded that there were no changes in our internal control over financial reporting that occurred during the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that our disclosure controls and procedures were operating effectively as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10 to 14 is incorporated by reference from USA Mobility’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2012.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information required by this item is incorporated by reference from USA Mobility’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders:

•	Information regarding directors is set forth under the caption “Election of Directors”;

•	Information regarding executive officers is set forth under the caption “Executive Officers”;

•	Information regarding our audit committee and designated “audit committee financial expert” is set forth under the caption “The Board of Directors and Committees”; and

•	Information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

We have adopted a code of ethics that applies to all of our employees including the CEO, CFO, and Controller. This code of ethics may be accessed at http://www.usamobility.com/. During the period covered by this report we did not request a waiver of our code of ethics and did not grant any such waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”. The information required by this item with respect to director independence is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders entitled “The Board of Directors and Committees”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2012 Annual Meeting of Stockholders entitled “Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)	Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009

(3)	Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

USA MOBILITY, INC.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 23, 2012

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Accounting Officer and Chief Financial Officer (principal financial officer)	February 23, 2012

/s/ MyLe N. Chang MyLe N. Chang	Controller (principal accounting officer)	February 23, 2012

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	February 23, 2012

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	February 23, 2012

/s/ Christopher D. Heim Christopher D. Heim	Director, President of Amcom Software, Inc.	February 23, 2012

/s/ Brian O’Reilly Brian O’Reilly	Director	February 23, 2012

/s/ Matthew Oristano Matthew Oristano	Director	February 23, 2012

/s/ Samme L. Thompson Samme L. Thompson	Director	February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Mobility, Inc.

We have audited the accompanying consolidated balance sheets of USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Mobility, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Mobility, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Mobility, Inc.

We have audited USA Mobility, Inc. (a Delaware Corporation) (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 23, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia
February 23, 2012

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$53,655	$129,220
Accounts receivable, less allowances of $2,270 and $2,956 at December 31, 2011 and 2010, respectively	20,523	13,419
Tax receivables	—	5,004
Prepaid expenses and other	4,338	2,638
Inventory	2,268	160
Escrow receivables	14,819	—
Deferred income tax assets, less valuation allowance of $13,824 and $13,959 at December 31, 2011 and 2010, respectively	8,617	3,915

Total current assets	104,220	154,356

Property and equipment, at cost:
Land, buildings and improvements	3,195	3,448
Paging and computer equipment	126,727	145,294
Furniture, fixtures and vehicles	2,366	2,450

	132,288	151,192
Less accumulated depreciation and amortization	109,867	124,057

Property and equipment, net	22,421	27,135
Goodwill	130,968	—
Other intangibles, net	38,757	511
Tax receivables	213	191
Deferred income tax assets, less valuation allowance of $101,922 and $156,980 at December 31, 2011 and 2010, respectively	51,600	47,390
Deferred financing costs, net	973	—
Other assets	908	1,075

TOTAL ASSETS	$350,060	$230,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,793	$3,284
Accrued compensation and benefits	10,901	9,968
Accrued network cost	1,530	1,695
Accrued taxes	4,722	4,547
Accrued severance and restructuring	1,953	2,733
Accrued other	4,349	5,268
Consideration payable	14,819	—
Customer deposits	1,806	718
Deferred revenue	14,693	6,268

Total current liabilities	56,566	34,481
Long-term debt	28,250	—
Deferred revenue	581	—
Other long-term liabilities	12,223	11,787

TOTAL LIABILITIES	97,620	46,268

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value, no shares issued or outstanding	—	—
Common stock—$0.0001 par value, 22,108,233 and 22,066,805 shares issued and outstanding at December 31, 2011 and 2010, respectively	2	2
Additional paid-in capital	131,612	129,696
Retained earnings	120,826	54,692

TOTAL STOCKHOLDERS’ EQUITY	252,440	184,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,060	$230,658

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED RESULTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except share and per share amounts)
Revenues:
Service, rental and maintenance, net of service credits	$189,568	$221,575	$270,885
Product and related sales, net of credits	53,339	11,679	18,821

Total revenues	242,907	233,254	289,706

Operating expenses:
Cost of products sold	20,889	4,213	6,196
Service, rental and maintenance	62,347	69,158	85,310
Selling and marketing	23,290	16,926	21,815
General and administrative	56,095	59,472	74,326
Severance and restructuring	1,293	2,179	2,737
Depreciation, amortization and accretion	19,334	24,127	41,914

Total operating expenses	183,248	176,075	232,298

Operating income	59,659	57,179	57,408
Interest expense	(2,254)	—	(2)
Interest income	—	16	71
Gain on disposals of narrowband PCS licenses	7,500	2,000	—
Other income	450	805	530

Income before income tax benefit	65,355	60,000	58,007
Income tax benefit	23,284	17,898	9,551

Net income	$88,639	$77,898	$67,558

Basic net income per common share	$4.01	$3.50	$2.95

Diluted net income per common share	$3.94	$3.45	$2.90

Basic weighted average common shares outstanding	22,083,942	22,265,961	22,918,904

Diluted weighted average common shares outstanding	22,509,871	22,567,030	23,260,431

Cash distributions declared per common share	$1.00	$2.00	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands except share amounts)
Balance, January 1, 2009	22,950,784	$2	$140,736	$—	$140,738
Net income	—	—	—	67,558	67,558
Issuance of common stock under the Equity Plan	43,511	—	—	—	—
Purchased and retired common stock and other	(17,104)	—	(180)	—	(180)
Amortization of stock based compensation	—	—	1,560	—	1,560
Cash distributions declared	—	—	—	(46,142)	(46,142)
Common stock repurchase program	(500,225)	—	(4,738)	—	(4,738)
Issuance, net of forfeitures, of restricted common stock and restricted stock units under the Equity Plan	18,432	—	—	—	—

Balance, December 31, 2009	22,495,398	$2	$137,378	$21,416	$158,796

Net income	—	$—	$—	$77,898	$77,898
Issuance of common stock under the Equity Plan	60,799	—	685	—	685
Issuance of common stock under the Arch Bankruptcy, net	217,785	—	—	—	—
Purchased and retired common stock and other	(25,658)	—	(291)	—	(291)
Amortization of stock based compensation	—	—	817	—	817
Cash distributions declared	—	—	—	(44,622)	(44,622)
Common stock repurchase program	(697,768)	—	(8,893)	—	(8,893)
Issuance of restricted common stock under the Equity Plan	16,249	—	—	—	—

Balance, December 31, 2010	22,066,805	$2	$129,696	$54,692	$184,390

Net income	—	$—	$—	$88,639	$88,639
Issuance of common stock under the Equity Plan	47,455	—	722	—	722
Purchased and retired common stock and other	(20,027)	—	(336)	—	(336)
Amortization of stock based compensation	—	—	1,530	—	1,530
Cash distributions declared	—	—	—	(22,505)	(22,505)
Issuance of restricted common stock under the Equity Plan	14,000	—	—	—	—

Balance, December 31, 2011	22,108,233	$2	$131,612	$120,826	$252,440

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$88,639	$77,898	$67,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	19,334	24,127	41,914
Amortization of deferred financing costs	608	—	—
Deferred income tax (benefit) expense	(25,067)	(18,115)	32,433
Amortization of stock based compensation	1,530	817	1,560
Provisions for doubtful accounts, service credits and other	1,679	4,416	4,515
Settlement of non-cash transaction taxes	133	(1,402)	(7,218)
Loss/(gain) on disposals of property and equipment	109	(12)	2
(Gain) on disposals of narrow band PCS licenses	(7,500)	(2,000)	—
Changes in assets and liabilities:
Accounts receivable	(417)	1,216	1,553
Prepaid expenses, intangible assets and other assets	8,142	(164)	(434)
Accounts payable and accrued liabilities	(7,427)	(6,038)	482
Customer deposits and deferred revenue	2,673	(1,324)	(2,851)
Other long-term liabilities	—	—	(37,654)

Net cash provided by operating activities	82,436	79,419	101,860

Cash flows from investing activities:
Purchases of property and equipment	(7,952)	(8,738)	(17,229)
Proceeds from disposals of property and equipment	55	75	168
Proceeds from disposals of narrow band PCS licenses	7,500	2,000	—
Acquisitions, net of cash acquired	(134,250)	—	—

Net cash used in investing activities	(134,647)	(6,663)	(17,061)

Cash flows from financing activities:
Issuance of debt	24,044	—	—
Repayment of debt	(23,697)	—	—
Deferred financing costs	(1,580)	—	—
Cash distributions to stockholders	(22,121)	(44,234)	(45,502)
Purchase of common stock	—	(8,893)	(4,738)

Net cash used in financing activities	(23,354)	(53,127)	(50,240)

Net (decrease) increase in cash and cash equivalents	(75,565)	19,629	34,559
Cash and cash equivalents, beginning of period	129,220	109,591	75,032

Cash and cash equivalents, end of period	$53,655	$129,220	$109,591

Supplemental disclosure:
Interest paid	$1,504	$—	$2

Income taxes paid	$1,925	$434	$447

Non-cash financing activities	$27,750	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Business — USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”) through its indirect wholly owned subsidiary, USA Mobility Wireless, Inc. “wireless operations”) is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. We provide one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

In addition, the Company through its indirect wholly owned subsidiary, Amcom Software, Inc. and subsidiary (“Amcom” or “software operations”), provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and Smartphone messaging. The combined product offering is capable of addressing a customer’s mission critical communication needs. Amcom delivers software solutions, which enable seamless, critical communications. Amcom’s unified communications suite (include solutions for contact centers, emergency management, mobile event notification, and messaging) connects people across a changing complement of communication devices.

Acquisition — On March 3, 2011, we acquired Amcom pursuant to an Agreement and Plan of Merger by and among the Company, Arch Wireless, Inc., our wholly owned subsidiary, USMO Acquisition Co., (“Merger Sub”), Amcom, the stockholders of Amcom named therein and Norwest Equity Partners IX, L.P., as the stockholders’ representative (the “Merger Agreement”). Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger Sub merged with and into Amcom, with Amcom surviving the merger and becoming an indirect wholly owned subsidiary of the Company. The aggregate merger consideration we paid to the stockholders and stock option holders of Amcom was approximately $141.6 million, $15.0 million of which was placed into an escrow fund to satisfy potential working capital adjustments and indemnification liabilities of Amcom and its former stockholders. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo Capital Finance, LLC (“Wells Fargo”). The acquisition also resulted in the assumption of existing Wells Fargo debt of $27.8 million (see Note 5). The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us. We also acquired cash of $7.4 million from Amcom (see Note 2).

Organization and Principles of Consolidation — We are a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004. Prior to the merger, we had conducted no operations other than those incidental to our formation. On March 3, 2011, we acquired Amcom pursuant to the Merger Agreement. The accompanying consolidated financial statements include our accounts and those of our wholly owned direct and indirect subsidiaries’ accounts. All significant intercompany accounts and transactions have been eliminated in consolidation. Investment in an affiliated company that is less than 50% owned, or one in which we can otherwise exercise significant influence, is accounted for under the equity method of accounting, which includes PageNet Canada, Inc., which has no remaining carrying value.

Preparation of Financial Statements — Our consolidated financial statements have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the consolidated results of operations within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring; and depreciation, amortization and accretion. These items are shown separately on the consolidated results of operations within operating expenses. Foreign currency translation adjustments were deemed immaterial and were not presented separately in our consolidated statements of stockholders’ equity.

All adjustments are of a normal recurring nature except for adjustments related to the acquisition of Amcom. For the acquisition described below, the results of operations and the estimated fair value of the assets acquired and liabilities assumed have been included in our condensed consolidated financial statements from the date of the acquisition, March 3, 2011.

Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part I of this Annual Report, which describes key risks associated with our operations and industry.

Based on current and anticipated levels of operations, we believe that our net cash provided by operating activities, together with cash on hand, should be adequate to meet our cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability in our revolving credit facility (see Note 5). We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing beyond the availability in our revolving credit facility would be available or, if available, offered on acceptable terms.

We believe that future fluctuations in our revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services and unsuccessfully integrating Amcom into our business. If the rate of decline for our messaging services exceeds our expectations, revenues may be negatively impacted, and such impact could be material. Our plan to consolidate our networks may also negatively impact revenues as customers may experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, we may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, our revenue or operating results may not meet the expectations of investors, which could reduce the value of our common stock and impact our ability to make future cash dividends to stockholders or repurchase shares of our common stock.

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

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill — We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. First we assess whether circumstances currently exist which suggest the carrying value of long-lived assets may not be recoverable. Had these conditions existed, we would have assessed the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we would have forecasted estimated enterprise-level cash flows based on various operating assumptions such as ARPU, disconnect rates, and sales and workforce productivity ratios. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would have been required to record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

The majority of the intangible assets for wireless operations was recorded in 2004 at the date of the merger of Arch and Metrocall and was amortized over periods ranging from one to five years. Goodwill was also recorded. Goodwill was not amortized but was evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. During the first quarter of 2008, the price per share of our common stock declined by 50% from the closing price per share on December 31, 2007. This significant decline in the price per share of our common stock was deemed a circumstance of possible goodwill impairment that required a goodwill impairment evaluation sooner than the required annual evaluation in the fourth quarter of 2008. The market capitalization of our company taken as a whole at March 31, 2008 was used as the fair value of the reporting unit. We determined that all of our goodwill for wireless operations had been impaired and recorded an impairment charge of $188.2 million in the first quarter of 2008.

The majority of our intangible assets for software operations were recorded in the first quarter of 2011 at the date of the acquisition of Amcom and are being amortized over periods ranging from two to fifteen years. Goodwill was also recorded. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. Generally accepted accounting principles in the United States (“GAAP”) requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, our software segment is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of the goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

We did not record any impairment of long-lived assets, amortizable intangible assets and goodwill for the years ended December 31, 2011, 2010 or 2009.

Accounts Receivable Allowances — We record four allowances against our gross accounts receivable balance of which the two most significant are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. In determining these percentages, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels and monitor amounts collected and related statistics. The allowance for doubtful accounts for both our wireless operations and software operations was $1.3 million (of which $0.3 million related to software operations) and $1.6 million at December 31, 2011 and 2010, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions for wireless operations is based on historical credit percentages, current credit and aging trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. The allowance for service credits for wireless operations was $0.4 million and $0.8 million at

December 31, 2011 and 2010, respectively. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts for wireless operations totaled $0.6 million and $0.6 million at December 31, 2011 and 2010, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. We base this allowance on historical payment trends.

Revenue Recognition — Our wireless operations’ revenue consists primarily of monthly service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sale revenue based on the relative fair value of the elements. We recognize paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectibility is reasonably assured. Amounts billed but not meeting these recognition criteria are deferred until all four criteria have been met. We have a variety of billing arrangements with our customers resulting in deferred revenue in advance billing and accounts receivable for billing in-arrears arrangements.

Our software operations’ revenue consists primarily of the sale of software, professional services (consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance). The software is licensed to end users under an industry standard software license agreement. Our software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use with little or no customization. Such sales generate license fees (or revenues). In addition to the license fees, the software operations generates revenue through the delivery of implementation services and training, annual maintenance revenues and the sale of third party equipment for use with the software.

For software requiring significant production, modification or customization, we appropriately recognize software license revenue on the completed contract method for these arrangements as the contract period is short in duration and the dollar value per contract is relatively small (less than $250,000). For software not requiring significant production, modification or customization, we will have a purchase or sales order with the fee fixed or determinable. This order has been executed by the customer, which establishes collectability. Based on these criteria, we will recognize the software license revenue and equipment revenue when the product is shipped. If services have been ordered that are not an integral component of the solution, the service revenue will be recognized in the period in which the services are delivered.

With respect to revenue recognition for multiple deliverables, we first allocate the revenue to professional services (consulting and training); and maintenance (support) based upon vendor specific evidence of fair value of the services; lastly to the software license revenue for any remaining contract fees. Annual maintenance fees are typically billed in advance under annual or quarterly maintenance billings for which a customer is invoiced an up-front fee in order to receive software support or equipment maintenance. Amounts invoiced under these maintenance arrangements are deferred and recognized on a straight-line basis over the contract support period.

Depreciation Expense — Depreciation expenses for wireless operations and software operations were $12.9 million and $0.3 million, respectively, for the year end December 31, 2011. The largest component of depreciation expense for wireless operations relates to the depreciation of certain of our paging equipment assets. The primary component of these assets are transmitters. For the years ended December 31, 2011, 2010 and 2009, $3.3 million, $8.0 million, and $13.0 million, respectively, of total wireless operations’ depreciation expense related to these assets. The components of depreciation expense for software operations relate primarily to computer equipment and leasehold improvements which were $0.3 million for the year ended December 31, 2011.

Transmitter assets are grouped into tranches based on our transmitter decommissioning forecast and are depreciated using the group life method on a straight-line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. That expected useful life is based on our forecasted usage of those assets and their retirement over time and so aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Depreciation expense for these assets is subject to change based upon revisions in the timing of our long-range planning and network rationalization process. During the fourth quarter of 2011, we completed a review of the estimated useful life of our transmitter assets (that are part of paging and computer equipment.) This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2015 to 2016. This change has resulted in a revision of the expected future yearly depreciation expense for the transmitter assets beginning in 2012. We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful life of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

The extension of the depreciable life qualifies as a change in accounting estimate. In 2012, depreciation expense will be approximately $0.4 million less than it would have been had the depreciable life not been extended.

Long-Lived Assets — Leased messaging devices sold or otherwise retired were removed from the accounts at their net book value using the weighted-average method. Property and equipment was depreciated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Asset Classification	(In Years)
Buildings	20
Leasehold improvements	3 or lease term
Messaging devices	1 - 2
Paging and computer equipment	1 - 9
Furniture and fixtures	3 - 5
Vehicles	3

We calculated depreciation on certain of our paging equipment assets using the group life method; accordingly, ordinary asset retirements and disposals were charged against accumulated depreciation with no gain or loss recognized.

We recognized liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. (See Note 3- Long-Lived Assets — Asset Retirement Obligations.)

Severance and Restructuring — We continually evaluate our staffing levels to meet our business objectives and our strategy to reduce cost in our wireless operations in line with the declining revenue and subscriber base. Severance costs are reviewed periodically to determine whether a severance charge is required due to employers’ accounting for post-employment benefits. We are required to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

From time to time, we will announce reorganization plans that may include eliminating positions within our wireless operations. Each plan is reviewed to determine whether a restructuring charge is required to be recorded related to costs associated with exit or disposal activities. We are required to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

Also from time to time, we cease to use certain facilities, such as office buildings and transmitter locations, including available capacity under certain agreements, prior to expiration of the underlying contractual agreements. Exit costs based on certain facts, circumstances and assumptions, including remaining minimum lease payments, potential sublease income and specific provisions included in the underlying contract or lease agreements are reviewed in each of these circumstances on a case-by-case basis to determine whether a restructuring charge is required to be recorded.

Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material (see Note 14).

Income Taxes — We file a consolidated Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required. Provisions for current income tax liabilities are calculated and accrued on income and expense amounts expected to be included in the income tax returns for the current year. Current income taxes may also include interest, penalties and an estimated amount reflecting uncertain tax positions.

Deferred income taxes are calculated under the liability method. Deferred income tax assets and liabilities are based on differences between the financial statement values and tax basis of assets and liabilities at the enacted tax rates expected to apply to taxable income when the assets or liabilities that created the deductible or taxable differences are settled. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Valuation allowances are provided for deferred income tax assets based on available evidence when realization is uncertain. Adjustments to the valuation allowance are a component of the deferred income tax provision.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more likely than not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. Implementation of this requirement requires the exercise of significant judgment (see Note 7). At December 31, 2011 and 2010, there were no uncertain tax positions.

Research and Product Development — Research and product development costs are expensed as incurred and are reflected in service, rental and maintenance expenses. Costs eligible for capitalization were not material to the consolidated financial statements.

Shipping and Handling Costs — We incur shipping and handling costs to send and receive messaging devices to/from our wireless operations’ customers and shipping costs related to equipment sales in our software operations. These costs are expensed as incurred and included in general and administrative expenses for wireless operations and costs of product sold for software operations. Total shipping costs were $1.0 million, $1.1 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, for wireless operations and $0.5 million for the year ended December 31, 2011 for software operations.

Advertising Expenses — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing and general and administrative expenses. We do not incur any direct response advertising costs. Advertising expenses were

$26,000, $0.1 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, for wireless operations and $0.3 million for the year ended December 31, 2011 for software operations.

Stock Based Compensation — Compensation expense associated with common stock, restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) is recognized over the requisite service period (generally the vesting period) based on the instruments’ fair value.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with initial maturities of year or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where we are required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — Our financial instruments include our cash, accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2011 and 2010.

Earnings Per Common Share — The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive.

Recent and New Accounting Pronouncements — On September 15, 2011, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other: Testing Goodwill for Impairment, which amends the impairment test for goodwill intangibles. ASU 2011-08 allows businesses to use a qualitative approach to test goodwill for impairment by incorporating a more-likely-than-not threshold in order to avoid the two-step goodwill impairment test. ASU 2011-08 is effective immediately and the adoption did not have any impact on our financial position or results of operations.

On May 12, 2011, FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Accounting Standards Codification (“ASC”) 820. ASU 2011-04 establishes a global standard for applying fair value measurement. ASU 2011-04 is effective immediately and the adoption did not have any impact on our financial position or results of operations.

Other ASUs issued during the year ended December 31, 2011 are not applicable to us and are not anticipated to have an effect on our financial position or results of operations.

2.    Acquisition

On March 3, 2011, we acquired Amcom pursuant to the Merger Agreement. The aggregate merger consideration we paid to the stockholders and stock option holders of Amcom was approximately $141.6 million, $15.0 million of which was placed into an escrow fund to satisfy potential working capital adjustments and indemnification liabilities of Amcom and its stockholders. The acquisition was funded by approximately $117.5 million of cash on hand and new debt of $24.1 million through a credit facility provided by Wells Fargo. The acquisition also resulted in the assumption of existing Wells Fargo debt of $27.8 million (see Note 5). The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us. We also acquired cash of $7.4 million from Amcom.

On March 3, 2012, one-half of the escrow balance will be paid to the former Amcom stockholders and option holders. The remaining balance in the escrow account will be paid on September 3, 2012. The escrow balance is subject to adjustments should indemnification liabilities as defined in Merger Agreement be identified prior to the dates of payment. As of December 31, 2011, the balance in the escrow account is $14.8 million. The payment of the escrow balance will not impact cash and cash equivalents on hand.

The purchase price was allocated to underlying assets and liabilities based on their estimated fair values at the date of acquisition. The purchase price allocation includes goodwill and other intangible assets. Recognition of goodwill is largely attributed to the assembled workforce of Amcom and other factors. Goodwill is currently assigned to our software operations, which is a reportable segment for the year ended December 31, 2011 (see Note 17). None of the goodwill recognized from the Amcom acquisition is expected to be deductible for income tax purposes. During the year end December 31, 2011, we reduced goodwill by $0.2 million to reflect working capital adjustments as well as other adjustments to the fair value of assets and liabilities as provided for in the Merger Agreement. The following table represents the purchase price allocation as adjusted through December 31, 2011:

(Dollars in thousands)
Cash and cash equivalents	$15,758
Receivables	8,366
Inventory	1,859
Prepaids and other current assets	4,990
Property and equipment	1,406
Other intangibles	43,539
Goodwill	130,968
Other assets	70
Accounts payable and accrued expenses	(13,696)
Customer deposits	(3,347)
Deferred revenue	(4,073)
Deferred income tax liabilities	(16,161)
Long-term debt	(27,750)
Other liabilities	(334)

Acquisition consideration	$141,595

The purchase includes the assumption of gross customer accounts receivable totaling $8.7 million. We estimate that approximately $0.3 million of these receivables will not be collected. Therefore, the receivables are recorded at the estimated fair value of $8.4 million. We transferred $8.4 million of cash and cash equivalents to Amcom on March 3, 2011 to redeem outstanding stock options and settle other expenses on March 11, 2011. Accounts payable and accrued expenses include a liability of $8.4 million for the redemption of these stock options and other expenses.

In allocating the purchase price, we considered, among other factors, analyses of historical financial performance and estimates of future performance of Amcom’s contracts. The components of intangible assets associated with the acquisition were customer-related, marketing-related, contract-based and technology-based valued at $25.0 million, $5.7 million, $5.7 million and $7.1 million, respectively. Customer-related intangible assets represent the underlying relationships and agreements with Amcom’s existing customers. Marketing-related intangible assets represent the fair value of the Amcom trade name. Contract-based intangible assets are for non-compete agreements with two executives and represent the amount of lost business that could occur if the executives, in the absence of non-compete agreements, were to compete with us. Technology-based intangible assets represent internally developed software applications that are used in our software operations.

The following unaudited pro forma summary presents our consolidated information as if the acquisition had occurred at the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings with Wells Fargo had occurred at the beginning of the periods presented. These amounts have been calculated after applying our accounting policies and adjusting the results of Amcom to reflect the additional amortization expense resulting from recognizing intangible assets, the interest expense effect of the financing necessary to complete the acquisition and the consequential tax effects.

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Revenues	$246,575	$275,811
Net income	79,518	122,449
Basic net income per common share	3.60	5.50
Diluted net income per common share	3.53	5.43

During the year ended December 31, 2011, we expensed $2.7 million in transaction costs related to the acquisition. These costs were included in general and administrative expenses in the accompanying consolidated results of operations. The pro forma net income presented does not include these non-recurring expenses for transaction costs.

3.    Long-Lived Assets

The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the years ended December 31, 2011, 2010, and 2009 were $14.0 million, $24.1 million and $41.9 million for wireless operations; and $5.3 million for software operations for the year ended December 31, 2011, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Depreciation	$13,253	$22,291	$32,907
Amortization	5,274	692	7,576
Accretion	807	1,144	1,431

Total depreciation, amortization and accretion	$19,334	$24,127	$41,914

Property and Equipment — We extended the estimated depreciable life of certain of our paging equipment assets to 2016 from 2015. These paging equipment assets are depreciated on a straight-line basis under the group method. This change in useful life resulted from revisions to the timing of our network rationalization program, in order to align the useful lives of these assets with their planned removal from service.

The revisions to the expected usage of our paging equipment assets will impact the expected yearly depreciation expense for our transmitter asset component of our paging equipment assets. This change in accounting estimate will reduce depreciation expense by approximately $0.4 million in 2012.

Asset Retirement Obligations — Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and nine years. At December 31, 2010, we had recognized cumulative asset retirement costs of $2.3 million. In 2011, we reduced the asset retirement costs by a net $0.6 million partially offset by $0.2 million in fully depreciated asset retirement costs. At December 31, 2011, cumulative asset retirement costs were $1.9 million. The asset retirement cost net reduction in 2011 decreased paging equipment assets which are being depreciated over the related estimated lives of 12 to 60 months. Depreciation, amortization and accretion expense for the years ended December 31, 2011, 2010 and 2009 included ($1.1) million, $0.1 million and $2.3 million, respectively, related to depreciation of these asset retirement costs. The reduction to depreciation expense in 2011 was primarily due to net reductions to the asset retirement costs made in the fourth quarter of 2010 and the third quarter of

2011. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date, which is estimated to be 2016. Based on the fourth quarter 2011 revisions to the timing of our network rationalization program, the estimated future terminal date was revised from 2015 to 2016. Changes to the asset retirement costs and asset retirement obligation liability have been made to reflect this revision effective December 31, 2011.

The components of the changes in the asset retirement obligation liability balances for the periods stated were as follows:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2010	$3,176	$8,361	$11,537
Accretion	351	793	1,144
Amounts paid	(1,602)	—	(1,602)
Additional amounts recorded	(277)	(581)	(858)
Reclassifications	379	(379)	—

Balance at December 31, 2010	$2,027	$8,194	$10,221

Accretion	103	704	807
Amounts paid	(2,040)	—	(2,040)
Additional amounts recorded	(161)	(476)	(637)
Reclassifications	865	(865)	—

Balance at December 30, 2011	$794	$7,557	$8,351

At December 31, 2011 and 2010, accrued other liabilities included $0.8 million and $2.0 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of transmitters in operation; other long-term liabilities included $7.6 million and $8.2 million, respectively, related primarily to an estimate of the costs of deconstructing assets through 2016. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date of 2016.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $9.1 million through 2016. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2011 - December 31 Additions(1) and Incremental Estimates	10.77%
2011 - September 30 - Incremental Estimates	12.17%
2011 - April 1 through September 30 - Additions(2)	11.50%
2011 - January 1 through March 31 - Additions(2)	12.46%
2010 - December 31- Incremental Estimates	12.46%
2010 - September 30 - Incremental Estimates	12.18%
2010 - July 1 through December 31 - Additions(2)	12.46%
2010 - January 1 through June 30 - Additions(2)	11.78%
2009 - September 30 and December 31 - Incremental Estimates	12.18%
2009 - October 1 through December 31 - Additions(2)	11.78%
2009 - March 31 - Incremental Estimates	12.20%
2009 - January 1 through September 30 - Additions(2)	11.25%

(1)	Transmitters moved to new sites resulting in additional liability.
(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2011, 2010 and 2009 included $0.8 million, $1.1 million and $1.4 million, respectively, for accretion expense on the asset retirement obligation liabilities.

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

Long-lived Assets, Amortizable Intangible Assets and Goodwill — Other intangible assets were recorded at fair value on the date of acquisition and amortized over periods generally ranging from one to five years for wireless operations and two to fifteen years for software operations.

Amortizable intangible assets were comprised of the following at December 31, 2010 for wireless operations:

		December 31, 2010
	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)
Purchased subscriber lists	5	$64,661	$(64,661)	$—
Purchased Federal Communications Commission licenses	5	2,679	(2,679)	—
Other	3	937	(426)	511

Total amortizable intangible assets		$68,277	$(67,766)	$511

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.4 million and $43.6 million for software operations at December 31, 2011. The accumulated amortization for wireless operations was $0.2 million and $5.0 million for software operations. The net consolidated balance of amortizable intangible assets consisted of the following at December 31, 2011 (excluding purchased subscriber lists and purchased Federal Communications Commission licenses which were fully amortized as of December 31, 2011):

		December 31, 2011
	Useful Life	Gross Carrying	Accumulated
	(In Years)	Amount	Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(2,083)	$22,919
Acquired technology	2 - 4	7,083	(1,674)	5,409
Non-compete agreements	3 - 5	6,182	(1,138)	5,044
Trademarks	15	5,702	(317)	5,385

Total amortizable intangible assets		$43,969	$(5,212)	$38,757

Aggregate amortization expense for other intangible assets for the years ended December 31, 2011, 2010 and 2009 was $5.3 million, $0.7 million and $7.6 million, respectively. The significant increase in amortization expense in 2011 was due to the increase in intangible assets associated with the acquisition of the software operations.

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the year ending December 31,:
2012	$6,183
2013	5,750
2014	5,564
2015	4,286
2016	3,072
Thereafter	13,902

Total	$38,757

We determined that all of our goodwill recognized in connection with the merger of Arch and Metrocall had been impaired in the first quarter of 2008 and we recorded an impairment charge of $188.2 million at that time for the wireless operations.

Goodwill was also recorded in March 2011 in connection with our acquisition of Amcom. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. (See Note 1 for a discussion of our accounting policy relating to goodwill impairment.)

We did not record any impairment of long-lived assets, amortizable intangible assets and goodwill for the years ended December 31, 2011, 2010 or 2009.

4.    Deferred Revenue

Deferred revenue on a consolidated basis at December 31, 2011 was $14.7 million for the current portion and $0.6 million for the non-current portion. Deferred revenue at December 31, 2011 primarily consisted of unearned maintenance revenue and customer deposits for installation services. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Customer deposits for installation represented a contractual liability to provide installation services for which payments have been received. At December 31, 2011, we had received $1.8 million in customer deposits for future installation services. We will recognize revenue when the service or software is provided or otherwise meets the revenue recognition criteria.

The following table outlines the expected future recognition of deferred revenue at December 31, 2011:

(Dollars in thousands)
For the quarter ending:
March 31, 2012	$7,360
June 30, 2012	3,497
September 30, 2012	1,951
December 31, 2012	1,885
Thereafter	581

Total	$15,274

5.    Long-term Debt

We entered into an Amended and Restated Credit Agreement (“Credit Agreement”) with Wells Fargo to finance a portion of the consideration to acquire Amcom. The Credit Agreement provided for a maximum term loan amount of $42.5 million and a maximum revolver amount of $10.0 million. Both the term loan and revolver were subject to mandatory repayments commencing on June 30, 2011 with full repayment of both the term loan and revolver by September 3, 2014. The debt was secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us.

Both the term loan and revolver were subject to variable interest rates. We could elect to pay interest at:

1. the London Interbank Offered Rate (“LIBOR”) (as defined in the Credit Agreement) plus 3.75% or

2. the Base rate (as defined in the Credit Agreement) plus 3.75%.

The LIBOR rate was defined as the greater of (a) 1.5% or (b) the published rate per annum for LIBOR from a designated reporting service. The Base rate meant the greatest of (a) 2.5% per annum, (b) the Base LIBOR rate (as defined), (c) the Federal Funds rate plus  1/2%, or (d) Wells Fargo’s announced prime rate.

We may make a LIBOR rate election for any amount of our debt for a period of 1, 2 or 3 months at a time; however, we may not have more than 5 individual LIBOR Rate loans in effect at any given time. We may only exercise the LIBOR rate election for an amount of at least $1.0 million.

On November 8, 2011, we executed the First Amendment to our Credit Agreement with Wells Fargo (“Amended Credit Agreement”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million and provided for the reclassification of the then outstanding term loan of $20.8 million into advances under the revolving credit facility. The maturity date for the revolving credit facility was extended one year to September 3, 2015 from September 3, 2014.

The Amended Credit Agreement also revised the LIBOR definition to eliminate the LIBOR floor of 1.5% and reduced the interest rate margin from 3.75% to 3.25%. In addition, the requirements for scheduled mandatory repayments prior to the maturity date of September 3, 2015 and the covenant for a minimum level of maintenance fee revenue were eliminated. The Amended Credit Agreement allows us to annually pay up to $23.0 million in dividends and to repurchase up to $7.5 million of shares of our common stock so long as we exceed a liquidity hurdle of $25.0 million, as defined. Should we pay less than $23.0 million in dividends, the difference between the actual annual dividend amount and $23.0 million can increase the $7.5 million allowed for repurchases of our common stock. All other significant provisions of the Credit Agreement remain in effect.

The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us. For the year ended December 31, 2011, we repaid a total of $23.7 million of our outstanding debt obligation. We also had outstanding a letter of credit (“LOC”) of $0.6 million in support of a customer which was released in July 2011. As of December 31, 2011, there was a total of $28.3 million in debt outstanding at an interest rate of 3.68%.

On February 6, 2012, we made a prepayment of $25.0 million of our debt obligation. As of February 6, 2012, our outstanding debt balance is $3.3 million at an interest rate of 3.63% effective February 6, 2012 through April 6, 2012.

We are exposed to changes in interest rates, primarily as a result of using bank debt to finance our acquisition of Amcom. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR. As of December 31, 2011, we have no derivative financial instruments outstanding to manage our interest rate risk.

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of December 31, 2011.

We have also established control agreements with the financial institutions that maintain our cash and investment accounts. These agreements permit Wells Fargo to exercise control over our cash and investment accounts should we default under provisions of the Amended Credit Agreement. We are not in default under the Amended Credit Agreement and do not anticipate that Wells Fargo would need to exercise its rights under these control agreements during the term of the Amended Credit Agreement.

6.    Stockholders’ Equity

General

Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

At December 31, 2011 and 2010, we had no stock options outstanding.

At December 31, 2011 and December 31, 2010, there were 22,108,233 and 22,066,805 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

Cash Distributions/Dividends to Stockholders — The following table details information on our cash distributions for each of the three years ended December 31, 2011. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2011, 2010 and 2009 include previously declared cash distributions on RSUs and shares of vested restricted stock issued under the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment(1)
						(Dollars in thousands)
2009	March 3	March 17	March 31	$1.25	(2)
	April 29	May 20	June 18	0.25
	July 29	August 14	September 10	0.25
	October 28	November 17	December 10	0.25

	Total			2.00		$45,502

2010	February 24	March 17	March 31	0.25
	May 5	May 20	June 25	0.25
	July 28	August 19	September 10	0.25
	November 3	November 18	December 10	1.25	(2)

	Total			2.00		44,234

2011	February 23	March 17	March 31	0.25
	May 4	May 20	June 24	0.25
	July 27	August 19	September 9	0.25
	October 26	November 18	December 9	0.25

	Total			1.00		22,121

Total				$5.00		$111,857

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.
(2)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

On February 22, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.25 per share of common stock, with a record date of March 16, 2012, and a payment date of March 30, 2012. This cash dividend of approximately $5.5 million will be paid from available cash on hand.

Common Stock Repurchase Program — On July 31, 2008, our Board of Directors approved a program for us to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. Credit Suisse Securities (USA) LLC will administer such purchases. We used available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.

Our Board of Directors approved a supplement to the common stock repurchase program effective on March 3, 2009. The supplement reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009.

On November 30, 2009, our Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, our Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010.

For the year ended December 31, 2010, we purchased 697,768 shares of our common stock for approximately $8.9 million (excluding commissions). From the inception of the common stock repurchase program through December 31, 2010, we have repurchased a total of 5,556,331 shares of our common stock under this program for approximately $51.7 million (excluding commissions). There was approximately $16.1 million of common stock repurchase authority remaining under the program as of December 31, 2010. This repurchase authority allows, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. All repurchased shares of common stock are returned to the status of authorized but unissued shares of the Company.

Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in–capital in the period in which the repurchase occurred.

On December 6, 2010, our Board of Directors approved another supplement to the common stock repurchase program effective on January 3, 2011. The supplement reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011.

During 2011 our common stock repurchase program was suspended due to the acquisition of our software operations. Our Board of Directors continues to evaluate whether to extend the common stock repurchase program in 2012.

Common stock purchased in 2009, 2010 and 2011 (including the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Total Number of Shares Purchased		Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
2009
March 31,	307,771	(3)	$9.29	290,667	$22,314
June 30,	91,300		9.15	91,300	21,479
September 30,	—		—	—	21,479
December 31,	118,258		10.12	118,258	20,282

Total for 2009	517,329		$9.45	500,225

2010
March 31,	390,065	(4)	$12.56	364,407	20,391
June 30,	176,839		12.76	176,839	18,135
September 30,	156,522		12.78	156,522	16,135
December 31,	—		—	—	16,135

Total for 2010	723,426		$12.65	697,768

2011
March 31,	20,027	(5)	$15.21	—	16,135
June 30,	—		—	—	16,135
September 30,	—		—	—	16,135
December 31,	—		—	—	16,135

Total for 2011	20,027		$15.21	—

Total	1,260,782		$11.38	1,197,993

(1)	Average price paid per share excludes commissions.
(2)

On July 31, 2008, our Board of Directors approved a program for us to repurchase up to $50.0 million of our common stock in the open market during the twelve month period commencing on or about August 5, 2008. Our Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, our Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, our Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010. On December 6, 2010, our Board of Directors approved another supplement effective January 3, 2011 which reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011. During the first quarter of 2011, our Board of Directors temporarily suspended the program.

(3)

The total number of shares purchased includes 17,104 shares purchased from our executives at a price of $10.10 per share in payment of required tax withholdings for common stock awarded in March 2009 related to the Additional Target Award under the 2006 Long-Term Incentive Plan (“LTIP”).

(4)

The total number of shares purchased includes 25,658 shares purchased from our President and Chief Executive Officer (“CEO”) at a price of $11.26 per share in payment of required tax withholdings for common stock issued in March 2010 under the 2009 Short-Term Incentive Plan (“STIP”).

(5)	The total number of shares purchased were from our CEO at a price of $15.21 per share in payment of required tax withholdings for common stock issued in March 2011 under the 2010 STIP.

Additional Paid-in Capital — During the year ended December 31, 2011, additional paid-in capital increased by $1.9 million, and during the years ended December 31, 2010 and 2009 additional paid-in capital decreased by $7.7 million and $3.4 million, respectively. The increase in 2011 was due primarily to the amortization of stock based compensation for wireless operations and software operations and a net issuance of common stock under the 2010 STIP to our CEO after purchase of common stock from the executive for tax withholdings.

Net Income per Common Share — Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. For the year ended December 31, 2011, no shares of common stock were repurchased under our common stock repurchase program. During the first quarter of 2011, we acquired a total of 20,027 shares of our common stock from our CEO in payment of required tax withholdings for the common stock awarded on March 4, 2011 related to the 2010 STIP. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of December 31, 2011. For the years ended December 31, 2011 and 2009, the effect of 171 and 88 of potential dilutive common shares was not included in the calculation for diluted net income per share as the impact is anti-dilutive. The components of basic and diluted net income per common were as follows for the periods stated:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except share and per share amounts)
Net income	$88,639	$77,898	$67,558

Weighted average shares of common stock outstanding	22,083,942	22,265,961	22,918,904
Dilutive effect of restricted stock and RSUs	425,929	301,069	341,527

Weighted average shares of common stock and common stock equivalents	22,509,871	22,567,030	23,260,431

Net income per common share
Basic	$4.01	$3.50	$2.95

Diluted	$3.94	$3.45	$2.90

USA Mobility, Inc. Equity Incentive Plan

We established the Equity Plan in connection with and prior to the November 2004 merger of Arch and Metrocall. Under the Equity Plan, we have the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of our Board of Directors in the form of shares of common stock, stock options, restricted stock, RSUs or stock grants. Restricted stock awarded under the Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors.

The following table summarizes the activities under the Equity Plan from inception through December 31, 2011:

Activity
Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(338,834)
2011 LTIP	(211,587)
STIP(2)	(108,254)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(78,532)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	80,104
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at December 31, 2011	953,859

(1)

On November 14, 2008, our Board of Directors approved an additional grant of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009, our Board of Directors approved an additional grant of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)

Pursuant to his employment agreement, Mr. Vincent D. Kelly, our CEO received 50 percent of his STIP award in our common stock. In relation to his 2009 STIP award, on March 4, 2010 Mr. Kelly received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share. In relation to his 2010 STIP award, on March 4, 2011 Mr. Kelly received 47,455 shares of common stock based on the closing stock price on February 25, 2011 of $15.21 per share.

(3)

19,605 existing RSUs were converted into shares of our common stock and issued to the non-executive members of our Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of our Board of Directors for services performed.

2009 LTIP — On January 6, 2009, our Board of Directors approved a long-term incentive program that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during our 2012 calendar year and continued employment with the Company. RSUs were granted under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of our common stock on January 15, 2009 of $12.01. Our Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that we file our 2012 Annual Report on Form 10-K (“2012 Annual Report”) with the SEC but in no event later than December 31, 2013.

Any unvested RSUs granted under the Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2010, a total of 76,707 RSUs and the related cash dividends have been forfeited offset by new grants of 7,731 RSUs resulting in an outstanding balance of 260,440 RSUs. During the first quarter of 2011, 3,397 RSUs and the related cash dividends were forfeited. No RSUs were forfeited during the second and third quarters of 2011. During the third quarter of 2011 and effective for August 2, 2011 (the grant date), our Board of Directors awarded 1,687 RSUs to an employee based upon the closing price per share of our common stock on July 11, 2011 of $15.53 and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to the eligible employee when the RSUs are converted into shares of common stock. As of December 31, 2011, a total of 80,104 RSUs have been forfeited offset by a new grant of 1,687 RSUs resulting in an outstanding balance of 258,730 RSUs.

We used the fair-value based method of accounting for the 2009 LTIP and are amortizing $3.0 million (after the effect of estimated forfeitures) to expense over the 48-month vesting period. A total of $0.7 million and $0.6 million was included in stock based compensation expense for the year ended December 31, 2011 and 2010, respectively, in relation to the 2009 LTIP. For the year ended December 31, 2010, stock based compensation expense included a benefit of $0.2 million for 44,922 RSUs forfeited during the third quarter of 2010 by a former executive.

Also on January 6, 2009, we provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards is 48 months upon attainment of the established performance goals and would be paid on the earlier of a change in control of the Company (as defined in the Equity Plan); or on or after the third business day following the day that we file our 2012 Annual Report with the SEC but in no event later than December 31, 2013.

During the third quarter of 2011 and effective for August 2, 2011 (the grant date), our Board of Directors awarded cash awards of $24,903 (after the effect of estimated forfeitures) to an eligible employee. We are ratably recognizing $2.8 million (after the effect of estimated forfeitures) to expense over the 48-month vesting period. A total $0.7 million and $0.6 million was included in payroll and related expenses for the year ended December 31, 2011 and 2010 for these long-term cash performance awards. For the year ended December 31, 2010, payroll and related expense included a benefit of $0.2 million for the long-term performance award forfeited during the third quarter of 2010 by a former executive. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2011 LTIP. On March 15, 2011, our Board of Directors adopted a long-term incentive program that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals, established by our Board of Directors for our revenue and operating cash flows (including software operations) during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. For the purpose of the 2011 LTIP as it relates to software operations, the performance period is considered as April 1, 2011 through December 31, 2014. On April 7, 2011, our Board of Directors granted eligible employees from Amcom RSUs under the Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of the our common stock on April 6, 2011 of $15.41. Our Board of Directors awarded 211,587 RSUs to certain eligible employees at Amcom and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs granted under the Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. We used the fair-value based method of accounting for the 2011 LTIP and are amortizing $2.9 million (after the effect of estimated forfeitures) to expense over the 45-month vesting period beginning on April 1, 2011. A total of $0.6 million was included in stock based compensation expense for the year ended December 31, 2011 in relation to the 2011 LTIP.

Board of Directors Equity Compensation — On August 1, 2007, for periods of service beginning on July 1, 2007, our Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock would be granted quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director would receive $40,000 per year of restricted stock ($50,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors would be entitled to cash compensation of $40,000 per year ($50,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

The following table details information on the restricted stock awarded to our non-executive directors during the three years ended December 31, 2011:

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested	Vesting Date	Restricted Stock Awarded and Outstanding	Cash Distribution Paid(2)
December 31, 2008	January 2, 2009	$11.57	4,536	(4,536)	January 2, 2010	—	$9,072
March 31, 2009	April 1, 2009	9.21	5,701	(5,701)	April 1, 2010	—	5,701
June 30, 2009	July 1, 2009	12.76	4,116	(4,116)	July 1, 2010	—	4,116
September 30, 2009	October 1, 2009	12.88	4,079	(4,079)	October 1, 2010	—	4,079
December 31, 2009	January 2, 2010	11.01	4,767	(4,767)	January 3,2011	—	9,534
March 31, 2010	April 1, 2010	12.67	4,143	(4,143)	April 1, 2011	—	8,286
June 30, 2010	July 1, 2010	12.92	4,063	(4,063)	July 1, 2011	—	8,126
September 30, 2010	October 1, 2010	16.03	3,276	(3,276)	October 1, 2011	—	6,552
December 31, 2010	January 3, 2011	17.77	2,955	—	January 2, 2012	2,955	—
March 31, 2011	April 1, 2011	14.48	3,627	—	April 2, 2012	3,627	—
June 30, 2011	July 1, 2011	15.26	3,439	—	July 2, 2012	3,439	—
September 30, 2011	October 3, 2011	13.20	3,979	—	October 1, 2012	3,979	—

Total			48,681	(34,681)		14,000	$55,466

(1)	The quarterly restricted stock awarded is based on the price per share of the Company’s common stock on the last trading day prior to the quarterly award date.
(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors. These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the Equity Plan.

We used the fair-value based method of accounting for the equity awards. A total of $0.2 million was included in stock based compensation expense for each of the years ended December 31, 2011, 2010 and 2009, respectively, in relation to the restricted stock issued to our non-executive directors.

The following table details information on the cash distributions relating to the restricted stock issued to our non-executive directors for the three years ended December 31, 2011:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
2009	March 3	March 17	March 31	$1.25	$29,524
	April 29	May 20	June 18	0.25	5,491
	July 29	August 14	September 10	0.25	4,781
	October 28	November 17	December 10	0.25	4,608

				2.00	44,404

2010	February 24	March 17	March 31	0.25	4,666
	May 5	May 20	June 25	0.25	4,276
	July 28	August 19	September 10	0.25	4,263
	November 3	November 18	December 10	1.25	20,311

				2.00	33,516

2011	February 23	March 17	March 31	0.25	3,609
	May 4	May 20	June 24	0.25	3,480
	July 27	August 19	September 9	0.25	3,324
	October 26	November 18	December 9	0.25	3,500

				1.00	13,913

Total				$5.00	$91,833

Board of Directors Common Stock — As of December 31, 2011, a cumulative total of 9,091 shares of common stock has been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the Equity Plan.

7.     Income Taxes

The significant components of our income tax benefit attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income before income tax benefit	$65,355	$60,000	$58,007

Current:
Federal tax	$(39)	$(77)	$(41,262)
State tax	1,798	294	(722)
Foreign tax	24	—	—

	1,783	217	(41,984)

Deferred:
Federal tax	(25,509)	(17,185)	29,731
State tax	279	(930)	2,702
Foreign tax	163	—	—

	(25,067)	(18,115)	32,433

Total income tax benefit	$(23,284)	$(17,898)	$(9,551)

The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and the effective tax rate:

	For the Year Ended December 31,
	2011	2010	2009
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal tax benefit	3.6%	4.1%	4.0%
State law changes	0.2%	0.8%	—
Acquisition transaction costs	1.5%	—	—
Settlement of uncertain tax positions	—	—	(63.1%)
Interest on income tax refunds	—	(0.1%)	(1.2%)
Change in valuation allowance	(76.9%)	(69.9%)	7.9%
Other	1.0%	0.3%	0.9%

Effective tax rate	(35.6%)	(29.8%)	(16.5%)

The net deferred income tax assets at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Current:
Net deferred income tax asset	$22,441	$17,874
Valuation allowance	(13,824)	(13,959)

	8,617	3,915

Long-term:
Net deferred income tax asset	153,522	204,370
Valuation allowance	(101,922)	(156,980)

	51,600	47,390

Total deferred income tax assets	$60,217	$51,305

The deferred income tax assets at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred income tax assets:
Net operating losses	$160,033	$188,445
Intangible assets	—	12,195
Property and equipment	13,292	14,032
Accruals and accrued loss contingencies	9,442	7,992

Gross deferred income tax assets	182,767	222,664

Deferred income tax liabilities:
Prepaid expenses	(364)	(236)
Other	(75)	(184)
Intangible assets	(6,365)	—

Gross deferred income tax liabilities	(6,804)	(420)

Net deferred income tax assets	$175,963	$222,244
Valuation allowance	(115,746)	(170,939)

Total deferred income tax assets	$60,217	$51,305

Current State Income Tax Provision — The current state income tax expense for 2011 increased over the 2010 state income tax expense by $1.5 million. State income tax expense for the year ended December 31, 2011 was $1.8 million compared to $0.3 million for the same period in 2010. Several factors contributed to this increase, including certain states, (e.g. California and Illinois), who have suspended the use of net operating loss (“NOL”) carryovers, while in other states, where we are required to file a separate return (as opposed to a consolidated return) we have exhausted their NOL carryovers.

Net Operating Losses — We have a Federal NOL carry-forward (before the Internal Revenue Code (“IRC”) Section 382 limitation) of $904 million as of December 31, 2010. These losses expire in various amounts through 2029. Approximately $522 million of these NOLs are subject to an annual $6.1 million Section 382 limitation. IRC Section 382 limits a company’s ability to utilize NOLs. Therefore, approximately $418 million of these NOLs will expire unutilized due to the Section 382 limitation resulting in a remaining balance available of $104 million. The Section 382 limited NOLs will expire December 31, 2021. The remaining NOLs of approximately $382 million are not subject to an IRC Section 382 limitation. Therefore, as of December 31, 2011 we have available NOLs, net of the Section 382 limitation, of $486 million. With the effective settlement of the liability for uncertain tax positions, the NOL carry-forward is the same for financial reporting and income tax purposes.

Valuation Allowance — We assess the recoverability of our deferred income tax assets on an ongoing basis. The assessment is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred income tax assets will be realized in future periods. The deferred income tax asset valuation allowance balances at December 31, 2011 and 2010 were $115.7 million and $170.9 million, respectively. (These amounts include approximately $0.7 million and $0.7 million for foreign operations at December 31, 2011 and 2010, respectively.) These balances reduce the deferred income tax assets to their estimated recoverable amounts which at December 31, 2011 and 2010 represented 34.2% and 23.1%, respectively, of the deferred income tax assets. The increase in the percentage of recoverable deferred income tax assets reflects improved and forecasted results for the wireless operations and the addition of software operations in 2011.

During 2011 and 2010, the decline in wireless operations’ revenue and subscribers was less than our earlier expectations. We evaluated this development and also the projected increase in consolidated taxable income due to the Amcom acquisition and concluded that an additional amount of our deferred income tax assets was recoverable considering the more likely than not standard. Based on a five-year forecast of taxable income and other factors, we reduced the 2011 and 2010 valuation allowance by $55.2 million and $42.0 million, respectively.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.

On November 20, 2008, we received a no change letter from the Internal Revenue Service (“IRS”) on the audit of the Metrocall consolidated Federal return for the short period ended November 16, 2004. On April 15, 2009, the IRS informed us that the 2005 and 2006 Federal income tax returns were accepted as filed. We determined that our liability for uncertain tax positions had been effectively settled. At June 30, 2009, we eliminated our liability for uncertain tax positions of $37.6 million (which included accrued interest of $5.8 million) and increased our deferred income tax assets by $135.8 million, which represented previously unrecorded tax benefits. We also recognized an increase in our valuation allowance of $140.8 million to reduce our adjusted balance of deferred income tax assets to their estimated realizable amounts. The net impact of these adjustments was a reduction in income tax expense of $32.6 million (which included the reversal of $0.4 million of interest recorded in the first quarter of 2009). We also recorded a $5.1 million receivable (which included interest of $0.7 million) for a NOL carry-back claim that also reduced income tax expense. As of December 31, 2011, 2010 and 2009, there were no uncertain income tax positions.

In 2009, we effectively settled a $352.4 million liability for unrecognized tax benefits. During 2010 and 2011 we had no liability for unrecognized tax benefits.

Income Tax Audits — Our Federal income tax returns have been examined by the IRS through December 31, 2008. The audits of the Federal returns for the years ended 2005 through 2008 resulted in no changes. The IRS audited Amcom’s 2009 Federal tax return (pre-acquisition) with no changes. The 2009 and 2010 income tax returns of the Company have not been audited by the IRS and are within the statute of limitation (“SOL”).

We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on September 15 of the following year; therefore, the SOLs for those states with a three year SOL is opened for calendar years ending 2008 through 2011, and for the four year SOL states, the SOL is opened for years ending from 2007 through 2011.

8.     Commitments and Contingencies

We incurred the following significant commitments and contractual obligations as of December 31, 2011.

	Payments Due By Period
	(Dollars in thousands)
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations and accrued interest(1)	$32,503	$1,159	$2,312	$29,032	$—
Operating lease obligations	24,842	7,338	9,033	4,812	3,659
Purchase obligations	2,193	1,890	267	36	—
Other obligations	12,653	589	5,510	6,554	—

Total contractual obligations	$72,191	$10,976	$17,122	$40,434	$3,659

(1)	On February 6, 2012 we made a prepayment of $25.0 million of our debt obligations that were due on September 3, 2015.

Contractual Obligations — In March 2011, we incurred long-term debt related to the acquisition of Amcom. As of December 31, 2011, the outstanding debt balance under the revolving credit facility was $28.3 million as reflected in the table of contractual obligations above.

In September 2006, we renegotiated an existing contract with a vendor under which we are committed to purchase $24.0 million in telecommunication services through September 2008. In August 2007 we signed an amendment, which extended the service period through March 2010 with a revised total commitment of $23.5 million. We fulfilled the revised commitment of $23.5 million in June 2009. In May of 2010, we signed a two year amendment with this vendor to purchase telecommunication services with a $0.3 million annual commitment. As of June 2011, all commitments with this vendor were met.

In March 2007, we contracted with a managed service-hosting provider for certain computer support services over a five-year contract term in order to eliminate a data center and to handle our customer billing/provisioning system. We amended the contract in 2010 to remove some servers from the contract and have a remaining contractually obligation of $0.3 million as reflected in the table of contractual obligations above.

In April 2008, we amended an existing contract with a vendor for invoice processing services over a three-year contract term. This contract automatically renewed for one year. The total cost of $0.2 million reflected in the table of contractual obligations above includes both fixed and variable components based on units in service.

In November 2009, we entered into an agreement with a vendor for our headquarters office space. The office lease commenced in April 2010. The total rent expense is estimated to be approximately $1.4 million, which includes $0.4 million for lease incentives for a five-year lease term. We have a remaining commitment of $1.0 million as of December 31, 2011 which is reflected in the table of contractual obligations above.

In November 2009, we contracted with a satellite service for certain support services. We have a remaining commitment of $0.4 million which is reflected in the table of contractual obligations above.

In October 2010, we amended an existing contract with another vendor for satellite service with an annual renewal. The annual cost is $0.5 million, which is reflected in the table of contractual obligations above.

In June 2011, we amended an existing contract with a vendor for office space in Plano, Texas. The amendment commenced in October 2011. The total rent expense is estimated to be approximately $2.5 million, which includes $0.2 million for rent abatements for a five-year lease term, and is reflected in the table of contractual obligations above.

Our software operations have agreements with vendors for office space in Minnesota, New York and New Hampshire. The lease in Minnesota has a remaining commitment of $4.0 million through February, 2019, the lease in New York has a remaining commitment of $1.3 million through April, 2014, and the lease in New Hampshire has a remaining commitment of $1.2 million through June, 2017. These costs are reflected in the table of contractual obligations above.

Other Commitments — We also have various LOCs outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the consolidated balance sheets.

Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. As of December 31, 2011, we did not have any material outstanding lawsuits.

Operating Leases — We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.

Future minimum lease payments under non-cancelable operating leases at December 31, 2011 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2012	$7,338
2013	5,270
2014	3,763
2015	2,691
2016	2,121
Thereafter	3,659

Total	$24,842

These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as prepaid rent and is included in other assets in the consolidated balance sheets.

Total rent expense under operating leases for the years ended December 31, 2011, 2010 and 2009, was approximately $26.1 million, $36.1 million and $45.7 million, respectively.

Interconnection Commitments — As a result of various decisions by the Federal Communications Commission (“FCC”), we no longer pay fees for the termination of traffic originating on the networks of local exchange carriers providing wireline services interconnected with our services. In some instances, we received refunds for prior payments to certain local exchange carriers. We have entered into a number of interconnection agreements with local exchange carriers in order to resolve various issues regarding charges imposed by local exchange carriers for interconnection. We may be liable to local exchange carriers for the costs associated with delivering traffic that does not originate on that local exchange carrier’s network, referred to as transit traffic, resulting in some increased interconnection costs for us, depending on further FCC disposition of these issues and the agreements reached between us and the local exchange carriers. If these issues are not ultimately decided through settlement negotiations or via the FCC in our favor, we may be required to pay past due contested transit traffic charges not addressed by existing agreements or offset against payments due from local exchange carriers and may also be assessed interest and late charges for amounts withheld. Although these requirements have not, to date, had a material adverse effect on our operating results, these or similar requirements could, in the future, have a material adverse effect on our operating results.

Indemnification Agreements — We and certain of our subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of our present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid under the terms of the policy. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is immaterial. Therefore, we have not recorded a liability for these agreements as of December 31, 2011 and 2010, respectively.

9.    Employee Benefit Plans

Wireless — USA Mobility, Inc. Savings and Retirement Plan — The Metrocall, Inc. Savings and Retirement Plan (the “Metrocall Savings Plan”), a combination employee savings plan and discretionary profit-sharing plan, was open to all Metrocall employees working a minimum of twenty hours per week with at least thirty days of service. The Savings Plan qualifies under section 401(k) of the IRC. Under the Savings Plan, participating employees may elect to voluntarily contribute on a pretax basis between 1% and 15% of their salary up to the annual maximum established by the IRC. Metrocall had agreed to match 50% of the employee’s contribution, up to 4% of each participant’s gross salary. Contributions made by us become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours or more. Other than our matching obligations, discussed above, profit sharing contributions are discretionary. Effective January 1, 2005, the Arch Retirement Savings Plan was merged into the Metrocall Savings Plan that was subsequently renamed the USA Mobility, Inc. Savings and Retirement Plan (the “Savings Plan”). Matching contributions under the Savings Plan were approximately $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

USA Mobility, Inc. Severance Pay Plan — The USA Mobility, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with USA Mobility, as defined. Eligible terminated employees will receive two weeks of compensation for each year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. We maintain a substantially similar type of severance pay plan for executive employees above the level of vice-president. At December 31, 2011 and 2010, the accrued severance and restructuring liability included $2.0 million and $2.7 million, respectively, associated with these plans (see Note 14).

Software — Amcom Software, Inc. 401(K) Plan — The Amcom Software, Inc. 401(K) Plan (the “Amcom Plan”) covers substantially all employees of Amcom. Employees are eligible to participate in the Amcom Plan upon attaining age 19 and completing 2 months of service. Employees are eligible to participate in Amcom’s nonelective contribution if they are employed on the last day of the Amcom Plan year and performed 1,000 hours of service during the Amcom Plan year. Participants enter the Amcom Plan on the first day of each calendar quarter. The Amcom Plan includes a salary deferral arrangement allowed under Section 401(k) of the IRC. Eligible participants are permitted to elect to have a percentage, limited by Amcom Plan provisions, of their compensation contributed as pre-tax 401(k) or Roth contributions to the Amcom Plan. Participants who have attained age 50 before the end of the Amcom Plan year are eligible to make catch-up contributions.

Amcom may, at its discretion, elect to make a qualified matching contribution or profit sharing contribution to the Amcom Plan. For each of the years ended December 31, 2011, 2010 and 2009, the Amcom matching contribution was 50% of employee deferral contributions up to a maximum of $2,000 and was $0.3 million from March 3, 2011 through December 31, 2011. There were no Amcom profit sharing contributions for the Amcom Plan for the years ended December 31, 2011, 2010 and 2009.

Participants are immediately vested in their contributions plus actual earnings thereon. Vesting in Amcom matching and profit sharing contribution portion of their accounts, plus earnings thereon, is based on years of continuous service. Effective November 1, 2009, the vesting schedule changed to a five year graded schedule. A participant is fully vested upon reaching normal retirement age, death, or permanent disability.

10.    Stock Based Compensation

Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of operations line items for stock based compensation expense for the periods stated:

	For the Year Ended December 31,
Operating Expense Category	2011	2010	2009
	(Dollars in thousands)
Service, rental and maintenance	$23	$24	$81
Selling and marketing	65	73	187
General and administrative	1,442	720	1,292

Total stock based compensation	$1,530	$817	$1,560

11.    Prepaid Expenses and Other

Prepaid expenses and other consisted of the following for the periods stated:

	December 31,
	2011	2010
	(Dollars in thousands)
Other receivables	$1,282	$767
Deposits	35	82
Prepaid insurance	534	616
Prepaid rent	230	282
Prepaid repairs and maintenance	662	690
Prepaid taxes	130	111
Prepaid commissions	312	—
Prepaid inventory	609	—
Prepaid expenses	527	53
Other	17	37

Total prepaid expenses and other	$4,338	$2,638

12.    Inventory

Inventory consisted of third party hardware and software held for resale. Included in inventory at December 31, 2011 was $0.2 million of labor costs associated with implementation services, software integration, and training services for contracts in progress as of December 31, 2011 related to our software operations. Such costs will be recognized as expense in the period the revenue is recognized. The consolidated balances consisted of the following for the periods stated:

	December 31,
	2011	2010
	(Dollars in thousands)
Purchased hardware and software, net	$2,093	$160
Work in process	175	—

Total inventory	$2,268	$160

13.    Other Assets

Other assets consisted of the following for the periods stated:

	December 31,
	2011	2010
	(Dollars in thousands)
Deposits	$432	$256
Other assets	476	819

Total other assets	$908	$1,075

14.    Accrued Liabilities

Accrued Severance and Restructuring — At December 31, 2010, the balance for accrued severance and restructuring was as follows:

	December 31, 2009	Charges	Cash Paid	December 31, 2010
	(Dollars in thousands)
Severance costs	$3,039	$1,953	$(2,259)	$2,733
Restructuring costs	231	225	(456)	—

Total accrued severance and restructuring	$3,270	$2,178	$(2,715)	$2,733

Accrued severance and restructuring charges incurred in 2011 primarily related to staff reductions as we continue to match our employee levels with operational requirements. At December 31, 2011, the balance for accrued severance and restructuring was as follows:

	December 31, 2010	Charges	Cash Paid	December 31, 2011
	(Dollars in thousands)
Severance costs	$2,733	$1,200	$(1,980)	$1,953
Restructuring costs	—	93	(93)	—

Total accrued severance and restructuring	$2,733	$1,293	$(2,073)	$1,953

The balance of accrued severance and restructuring will be paid during 2012.

Accrued Other — Accrued other consisted of the following for the periods stated:

	December 31,
	2011	2010
	(Dollars in thousands)
Asset retirement obligations—short-term	$794	$2,027
Accrued outside services	1,002	1,215
Accrued accounting and legal	462	258
Accrued recognition awards	320	291
Accrued interest	156	—
Accrued other	1,019	819
Deferred rent—current	117	—
Escheat liability—short-term	361	548
Lease incentive	110	83
Dividends payable—Board of Directors	8	27

Total accrued other	$4,349	$5,268

15.    Other Long-Term Liabilities

Other long-term liabilities consisted of the following for the periods stated:

	December 31,
	2011	2010
	(Dollars in thousands)
Asset retirement obligations—long-term	$7,557	$8,194
Cash award—2009 LTIP	2,106	1,453
Dividends payable—LTIP	1,424	1,021
Escheat liability—long-term	387	730
Lease incentive	208	298
Deferred rent	448	—
State income tax	93	91

Total other long-term liabilities	$12,223	$11,787

16.    Related Party Transactions

A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2011, 2010 and 2009, we paid to that entity $7.8 million, $11.0 million and $12.3 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

17.    Segment Reporting

With the acquisition of Amcom on March 3, 2011, we currently have two reportable operating segments: a Wireless segment and a Software segment. These segments are operated and managed as strategic business units and are organized by products and services. We measure and evaluate our segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Our segments and their principal activities consist of the following:

Wireless	Provides local, regional and nationwide one-way paging and advanced two-way messaging services and mobile voice and data services through third party providers.

Software	Provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and messaging.

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual STIP for each segment. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP.

The following table presents the key financial metrics of our segments for the periods stated:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenues:
Wireless	$199,701	$233,254	$289,706
Software	43,206	—	—

Total revenues	242,907	233,254	289,706

Operating expenses:
Wireless	139,319	176,075	232,298
Software	43,929	—	—

Total operating expenses	183,248	176,075	232,298

Operating income (loss):
Wireless	60,382	57,179	57,408
Software	(723)	—	—

Total operating income	$59,659	$57,179	$57,408

EBITDA (as defined by the Company):
Wireless	$74,355	$81,306	$99,322
Software	4,638	—	—

Total EBITDA	78,993	81,306	99,322

% of revenue	32.5%	34.9%	34.3%
Capital expenditures:
Wireless	7,788	8,738	17,229
Software	164	—	—

Total capital expenditures	7,952	8,738	17,229

% of revenue	3.3%	3.7%	5.9%
OCF (as defined by the Company):
Wireless	66,567	72,568	82,093
Software	4,474	—	—

Total OCF	$71,041	$72,568	$82,093

% of revenue	29.2%	31.1%	28.3%

Segment information for total assets is not presented as such information is not used in measuring segment performance or allocating resources among segments.

18.    Quarterly Financial Results (Unaudited)

Quarterly financial information for the years ended December 31, 2011 and 2010 is summarized below:

For the Year Ended December 31, 2011:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues	$57,335	$65,171	$61,470	$58,931
Operating income	13,376	16,163	16,190	13,930
Net income	40,651	18,595	10,447	18,946
Basic net income per common share(1)	1.84	0.84	0.47	0.86
Diluted net income per common share(1)	1.82	0.82	0.46	0.84

For the Year Ended December 31, 2010:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues	$62,784	$59,112	$56,710	$54,648
Operating income	14,647	13,746	16,118	12,668
Net income	8,885	13,089	15,384	40,540
Basic net income per common share(1)	0.39	0.59	0.70	1.84
Diluted net income per common share(1)	0.39	0.58	0.69	1.82

(1)	Basic and diluted net income per common share is computed independently for each period presented.
As a result, the sum of the quarterly basic and diluted net income per common share for the years ended
December 31, 2011 and 2010 may not equal the total computed for the year.

SCHEDULE (a)(2)

USA MOBILITY, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at Beginning of Period	Charged to Operations	Write-offs	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2011	$2,956	$1,679	$(2,365)	$2,270

Year ended December 31, 2010	$2,805	$4,416	$(4,265)	$2,956

Year ended December 31, 2009	$4,081	$4,515	$(5,791)	$2,805

EXHIBIT INDEX

2.1	Amcom Acquisition dated as of March 3, 2011 (12)

2.2	Amended Amcom Acquistion dated as of May 5, 2011 (14)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated By-Laws (2)

4.1	Specimen of common stock certificate, par value $0.0001 per share (1)

10.1	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc. (2)

10.2	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling (4)

10.3	Metrocall Holdings, Inc. 2003 Stock Option Plan (3)

10.4	Arch Wireless, Inc. 2002 Stock Incentive Plan (3)

10.5	USA Mobility, Inc. Equity Incentive Plan (4)

10.6	USA Mobility, Inc. Long-Term Incentive Plan (5)

10.7	Form of Award Agreement for the Long-Term Cash Incentive Plan (5)

10.8	Form of Restricted Stock Agreement for the Equity Incentive Plan (5)

10.9	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (5)

10.10	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended) (6)

10.11	USA Mobility, Inc. Long-Term Incentive Plan (amended) (7)

10.12	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended) (7)

10.13	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated) (8)

10.14	Executive Severance and Change of Control Agreement dated as of October 30, 2008 (8)

10.15	Director’s Indemnification Agreement dated as of October 30, 2008 (8)

10.16	USA Mobility, Inc. 2009 Long-Term Incentive Plan (9)(17)

10.17	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (9)

10.18	Form of Award Agreement for the Long-Term Cash Incentive Plan (9)

10.19	USA Mobility, Inc. 2009 Short-Term Incentive Plan (9)(17)

10.20	USA Mobility, Inc. 2010 Short-Term Incentive Plan (10)(17)

10.21	USA Mobility, Inc. 2011 Short-Term Incentive Plan (11)(17)

10.22	Amended and Restated Credit Agreement dated as of March 3, 2011 (12)

10.23	Amended and Restated Executive Severance and Change in Control Agreement dated as of March 14, 2011 (13)

10.24	USA Mobility, Inc. 2011 Long-Term Incentive Plan (13)(17)

10.25	Second Amended and Restated Employee Agreement dated as of March 16, 2011 (13)

10.26	Amended Executive Severance and Change In Control Agreement for ‘named executive officers’ or NEOs dated as of May 5, 2011 (14)

10.27	Board of Directors Appointment dated as of July 27, 2011 (15)

10.28	First Amendment to Amended and Restated Credit Agreement dated as of November 8, 2011 (16)

10.29	USA Mobility, Inc. 2012 Short-Term Incentive Plan (17)(18)

21	Subsidiaries of USA Mobility, Inc. (11)

23	Consent of Grant Thornton LLP (18)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 23, 2012 (18)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 23, 2012 (18)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated February 23, 2012 (18)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated February 23, 2012 (18)

101.INS	XBRL Instance Document *

101.SCH	DXBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.
(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.
(3)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.
(4)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.
(5)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.
(6)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2007.
(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(9)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2008.
(10)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2010.
(12)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on March 3, 2011.

(13)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on March 14, 2011.
(14)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on May 5, 2011.
(15)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on July 27, 2011.
(16)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 8, 2011.
(17)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.
(18)	Filed herewith.