Form 10-Q
period 2012-03-31
USA Mobility, Inc
filed 2012-05-04
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

22,145,449 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of April 27, 2012.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,518	$53,655
Accounts receivable, net	19,753	20,523
Prepaid expenses and other	3,933	4,338
Inventory	2,575	2,268
Escrow receivables	7,418	14,819
Deferred income tax assets, net	4,436	8,617

Total current assets	75,633	104,220
Tax receivables	213	213
Property and equipment, net	21,092	22,421
Goodwill	130,968	130,968
Other intangible assets, net	37,211	38,757
Deferred income tax assets, net	50,394	51,600
Deferred financing costs, net	908	973
Other assets	883	908

TOTAL ASSETS	$317,302	$350,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	3,250	$—
Accounts payable and accrued liabilities	12,462	12,394
Accrued compensation and benefits	8,878	12,854
Consideration payable	7,418	14,819
Customer deposits	1,899	1,806
Deferred revenue	14,489	14,693

Total current liabilities	48,396	56,566
Long-term debt, net of current portion	—	28,250
Deferred revenue	521	581
Other long-term liabilities	12,277	12,223

TOTAL LIABILITIES	61,194	97,620

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	132,471	131,612
Retained earnings	123,635	120,826

TOTAL STOCKHOLDERS’ EQUITY	256,108	252,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,302	$350,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except share and per share amounts)
	(Unaudited)
Revenues:
Service, rental and maintenance, net of service credits	$42,478	$50,192
Product and related sales, net	14,257	7,143

Total revenues	56,735	57,335

Operating expenses:
Cost of products sold	4,816	2,430
Service, rental and maintenance	14,303	16,465
Selling and marketing	5,653	4,924
General and administrative	13,169	15,568
Severance and restructuring	22	33
Depreciation, amortization and accretion	4,515	4,539

Total operating expenses	42,478	43,959

Operating income	14,257	13,376
Interest expense, net	(188)	(256)
Other (expense) income, net	(62)	154

Income before income tax (expense) benefit	14,007	13,274
Income tax (expense) benefit	(5,545)	27,377

Net income	$8,462	$40,651

Basic net income per common share	$0.38	$1.84

Diluted net income per common share	$0.37	$1.82

Basic weighted average common shares outstanding	22,106,543	22,063,393

Diluted weighted average common shares outstanding	22,589,483	22,333,399

Cash dividends declared per common share	$0.25	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
	(In thousands and unaudited)
Cash flows from operating activities:
Net income	$8,462	$40,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,515	4,539
Amortization of deferred financing costs	65	45
Deferred income tax expense (benefit)	5,387	(27,929)
Amortization of stock based compensation	437	225
Provisions for doubtful accounts, service credits and other	411	700
Settlement of non-cash transaction taxes	(123)	(119)
Loss/(Gain) on disposals of property and equipment	162	(13)
Changes in assets and liabilities:
Accounts receivable	358	(49)
Prepaid expenses, intangibles and other assets	118	(154)
Accounts payable and accrued liabilities	(3,680)	(5,046)
Customer deposits and deferred revenue	(171)	(161)

Net cash provided by operating activities	15,941	12,689

Cash flows from investing activities:
Purchases of property and equipment	(1,551)	(1,494)
Proceeds from disposals of property and equipment	8	11
Acquisitions, net of cash acquired	—	(134,217)

Net cash used in investing activities	(1,543)	(135,700)

Cash flows from financing activities:
Issuance of debt	—	24,044
Repayment of debt	(25,000)	—
Deferred financing costs	—	(1,339)
Cash dividends to stockholders	(5,535)	(5,531)

Net cash (used in) provided by financing activities	(30,535)	17,174

Net decrease in cash and cash equivalents	(16,137)	(105,837)
Cash and cash equivalents, beginning of period	53,655	129,220

Cash and cash equivalents, end of period	$37,518	$23,383

Supplemental disclosure:
Interest paid	$220	$263

Income taxes paid	$224	$—

Non-cash financing activities	$—	$27,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Preparation of Interim Financial Statements — The condensed consolidated financial statements of USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated results of operations within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated results of operations within operating expenses. Foreign currency translation adjustments were deemed immaterial and were not presented separately in our condensed consolidated balance sheets.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2011, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2011 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2011. In our management’s opinion, our unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

The accompanying condensed consolidated financial statements include our accounts and those of our wholly owned direct and indirect subsidiaries’ accounts. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally United States accepted accounting principles (“GAAP”) requires our management to make judgments, estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

(2) Business — USA Mobility, through its indirect wholly owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”) is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. We provide one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

In addition, the Company through its indirect wholly owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and Smartphone messaging. The combined product offering is capable of addressing a customer’s mission critical communication needs. Amcom delivers software solutions, which enable seamless, critical communications. Amcom’s unified communications suite (includes solutions for contact centers, emergency management, mobile event notification, and messaging) connects people across a changing complement of communication devices.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and the 2011 Annual Report, which describes key risks associated with our operations and industry.

Based on current and anticipated levels of operations, we believe that our net cash provided by operating activities, together with cash on hand, should be adequate to meet our cash requirements for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability in our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing beyond the availability in our revolving credit facility would be available or, if available, offered on acceptable terms.

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

(4) Recent and New Accounting Pronouncements — In December 2011, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update Number 2011-05, which addresses the presentation of comprehensive income. This standard was deemed not applicable to us as foreign currency translation adjustments were deemed immaterial and were not presented separately in our consolidated statements of stockholders’ equity in our 2011 Annual Report.

Pronouncements issued or effective during the three months ended March 31, 2012 were not applicable to us and are not anticipated to have an effect on our financial position or results of operations.

(5) Prepaid Expenses and Other — Prepaid expenses and other were as follows for the periods stated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Other receivables	$827	$1,282
Deposits	31	35
Prepaid insurance	284	534
Prepaid rent	258	230
Prepaid repairs and maintenance	492	662
Prepaid taxes	456	130
Prepaid commissions	365	312
Prepaid inventory	460	609
Prepaid expenses	752	527
Other	8	17

Total prepaid expenses and other	$3,933	$4,338

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Inventory — Inventory consisted of third party hardware and software held for resale. Included in inventory at March 31, 2012 was $0.2 million of labor costs associated with implementation services, software integration, and training services for contracts in progress as of March 31, 2012 related to our software operations. Such costs will be recognized as expense in the period the revenue is recognized. The consolidated balances consisted of the following for the periods stated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Purchased hardware and software, net	$2,400	$2,093
Work in process	175	175

Total inventory	$2,575	$2,268

(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2012 and 2011 were $2.8 million and $4.0 million, respectively, for wireless operations; and $1.7 million and $0.5 million for software operations for the three months ended March 31, 2012 and 2011, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Depreciation	$2,785	$3,784
Amortization	1,546	554
Accretion	184	201

Total depreciation, amortization and accretion	$4,515	$4,539

(8) Goodwill and Amortizable Intangible Assets — Goodwill of $131.0 million at March 31, 2012 resulted from the March 3, 2011 acquisition of Amcom. Goodwill is not amortized but evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, our software segment is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

Other intangible asset for wireless operations consisted of a non-compete agreement with a former executive which is being amortized over a three year period. Other intangible assets for software operations were recorded at fair value on the date of acquisition and are being amortized over periods ranging from two to fifteen years.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.4 million, and $43.6 million for software operations at March 31, 2012. The accumulated amortization for wireless operations was $0.2 million and $6.6 million for software operations. The net consolidated balance of amortizable intangible assets consisted of the following:

		March 31, 2012
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$ (2,709)	$22,293
Acquired technology	2 - 4	7,083	(2,176)	4,907
Non-compete agreements	3 - 5	6,182	(1,461)	4,720
Trademarks	15	5,702	(412)	5,290

Total amortizable intangible assets		$43,969	$(6,758)	$37,211

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining nine months ending December 31, 2012	$4,637
For the year ending:
December 31, 2013	5,750
December 31, 2014	5,564
December 31, 2015	4,286
December 31, 2016	3,072
Thereafter	13,902

Total amortizable intangible assets	$37,211

(9) Other Assets — Other assets were as follows for the periods stated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Deposits	$308	$432
Other assets	575	476

Total other assets	$883	$908

(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows for the periods stated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Accounts payable	$2,008	$1,793
Accrued network costs	1,390	1,530
Accrued taxes	5,073	4,722
Asset retirement obligations	987	794
Accrued outside services	984	1,002
Accrued accounting and legal	415	462
Accrued recognition awards	306	320
Accrued interest	61	156
Accrued other	594	1,019
Deferred rent	138	117
Escheat liability	258	361
Lease incentive	239	110
Dividends payable — Board of Directors	9	8

Total accounts payable and accrued liabilities	$12,462	$12,394

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. Accrued taxes at March 31, 2012 include state income tax liabilities which were reclassified from other long-term liabilities in the first quarter of 2012 based on our assessment of the timing of payment of the liabilities.

(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At December 31, 2011, we had recognized cumulative asset retirement costs of $1.9 million. During the first quarter of 2012, we recorded an increase of $0.1 million in asset retirement costs. At March 31, 2012, cumulative asset retirement costs were $2.0 million. The asset retirement cost additions in the first quarter of 2012 increased paging equipment assets and are being depreciated over the related estimated life of 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities:

	Short - Term Portion	Long - Term Portion	Total
	(Dollars in thousands)
Balance at December 31, 2011	$794	$7,557	$8,351
Accretion	16	168	184
Additions	—	74	74
Reclassifications	373	(373)	—
Amounts paid	(196)	—	(196)

Balance at March 31, 2012	$987	$7,426	$8,413

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2012.

(12) Deferred Revenue — Deferred revenue on a consolidated basis at March 31, 2012 was $14.5 million for the current portion and $0.5 million for the non-current portion. Deferred revenue at March 31, 2012 primarily consisted of unearned maintenance revenue and customer deposits for installation services. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Customer deposits for installation represented a contractual liability to provide installation services for which payments have been received. At March 31, 2012, we had received $1.9 million in customer deposits for future installation services. We will recognize revenue when the service or software is provided or otherwise meets the revenue recognition criteria.

The following table outlines the expected future recognition of deferred revenue at March 31, 2012:

(Dollars in thousands)
For the quarter ending:
June 30, 2012	$7,817
September 30, 2012	3,535
December 31, 2012	2,043
March 31, 2013	1,094
Thereafter	521

Total deferred revenue	$15,010

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Long-Term Debt — On November 8, 2011, we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility is September 3, 2015. We may make a London Interbank Offered Rate (“LIBOR”) rate election for any amount of our debt for a period of 1, 2 or 3 months at a time; however, we may not have more than 5 individual LIBOR rate loans in effect at any given time. We may only exercise the LIBOR rate election for an amount of at least $1.0 million.

The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us.

As of March 31, 2012, our outstanding debt balance was $3.3 million at an interest rate of 3.63% effective February 6, 2012 through April 6, 2012. On April 6, 2012, we repaid the remaining $3.3 million debt obligation. As of such date, the Amended Credit Agreement remains in effect with $40.0 million of available borrowing capacity.

We are exposed to changes in interest rates, primarily as a result of using bank debt to finance our acquisition of Amcom. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR. As of March 31, 2012, we have no derivative financial instruments outstanding to manage our interest rate risk.

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of March 31, 2012.

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

(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Asset retirement obligations	$7,426	$7,557
Cash award — 2009 Long-Term Incentive Plan (“LTIP”)	2,272	2,106
Dividends payable — LTIP	1,542	1,424
Escheat liability	460	387
Lease incentive	184	208
Deferred rent	393	448
State income tax	—	93

Total other long-term liabilities	$12,277	$12,223

State income tax at March 31, 2012 was reclassified from other long-term liabilities to accounts payable and accrued liabilities based on our assessment of the timing of payment of the liabilities.

(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders’ Equity. Changes in stockholders’ equity for the three months ended March 31, 2012 consisted of:

(Dollars in thousands)
Balance at January 1, 2012	$252,440
Net income for the three months ended March 31, 2012	8,462
Cash dividends declared	(5,653)
Amortization of stock based compensation	437
Issued, purchased, retired common stock, and other	422

Balance at March 31, 2012	$256,108

General. At March 31, 2012 and December 31, 2011, there were 22,141,680 and 22,108,233 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At March 31, 2012, we had no stock options outstanding.

We established the USA Mobility, Inc. Equity Incentive Plan (the “2004 Equity Plan”) in connection with and prior to the November 2004 merger of Arch Wireless, Inc. (“Arch”) and Metrocall Holdings, Inc. (“Metrocall”) and subsidiaries. Under the 2004 Equity Plan, we have the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of the Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), restricted stock units (“RSUs”) or stock grants. Restricted stock awarded under the 2004 Equity Plan entitles the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors. RSUs are generally convertible into shares of common stock pursuant to the Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied.

The following table summarizes the activities under the 2004 Equity Plan from inception through March 31, 2012:

Activity
Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(338,834)
2011 LTIP	(211,587)
Short-Term Incentive Plan (“STIP”)(2)	(159,573)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(82,317)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	80,104
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985

Total available at March 31, 2012	898,755

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

Pursuant to his employment agreement, Mr. Vincent D. Kelly, our CEO received 50 percent of his STIP award in our common stock. In relation to his 2009 STIP award, on March 4, 2010 Mr. Kelly received 60,799 shares of common stock bases on the closing stock price on February 26, 2010 of $11.26 per share. In relation to his 2010 STIP award, on March 4, 2011 Mr. Kelly received 47,455 shares of common stock based on the closing stock price on February 25, 2011 of $15.21 per share. In relation to his 2011 STIP award, on March 2, 2012 Mr. Kelly received 51,319 shares of common stock based on the closing stock price on February 24, 2012 of $14.10 per share.

(3)

19,605 existing RSUs were converted into shares of our common stock and issued to the non-executive members of our Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive members of our Board of Directors for services performed.

2009 LTIP. On January 6, 2009, our Board of Directors approved a long-term incentive program that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during our 2012 calendar year and continued employment with the Company. RSUs were granted under the 2004 Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of our common stock on January 15, 2009 of $12.01. Our Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan) or on or after the third business day following the day that we file our 2012 Annual Report on Form 10-K (“2012 Annual Report”) with the SEC but in no event later than December 31, 2013.

Any unvested RSUs granted under the 2004 Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2011 a total of 80,104 have been forfeited offset by new grants of 9,418 RSUs resulting in an outstanding balance of 258,730 RSUs as of March 31, 2012. There were no forfeitures or additional grants in the first quarter of 2012.

We used the fair-value based method of accounting for the 2009 LTIP and are amortizing $3.0 million (after the effect of estimated forfeitures) to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation expense for each of the three months ended March 31, 2011 and 2010, respectively, in relation to the 2009 LTIP.

Also on January 6, 2009, we provided for long-term cash performance awards to the same certain eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards is 48 months upon attainment of the established performance goals and would be paid on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan); or on or after the third business day following the day that we file our 2012 Annual Report with the SEC but in no event later than December 31, 2013.

We are ratably recognizing $2.8 million (after the effect of estimated forfeitures) to expense over the 48-month vesting period. A total of $0.2 million was included in payroll and related expense for each of the three months ended March 31, 2012 and 2011, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2011 LTIP. On March 15, 2011, our Board of Directors adopted a long-term incentive program that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals, established by our Board of Directors for our revenue and operating cash flows (including software operations) during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. For the purpose of the 2011 LTIP as it relates to software operations, the performance period is considered as April 1, 2011 through December 31, 2014. On April 7, 2011, our Board of Directors granted eligible employees from Amcom

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RSUs under the 2004 Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of our common stock on April 6, 2011 of $15.41. Our Board of Directors awarded 211,587 RSUs to certain eligible employees at Amcom and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs granted under the 2004 Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. We used the fair-value based method of accounting for the 2011 LTIP and are amortizing $2.9 million (after the effect of estimated forfeitures) to expense over the 45-month vesting period beginning on April 1, 2011. A total of $0.2 million was included in stock based compensation expense for the three months ended March 31, 2012 in relation to the 2011 LTIP.

Board of Directors Equity Compensation. On August 1, 2007, for periods of service beginning on July 1, 2007, our Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the 2004 Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock would be granted quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director would receive $40,000 per year of restricted stock ($50,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors would be entitled to cash compensation of $40,000 per year ($50,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

The following table details information on the restricted stock vested by or awarded to our non-executive directors in 2012 and 2011:

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested	Vesting Date	Restricted Stock Awarded and Outstanding	Cash Dividends Paid(2)
December 31, 2010	January 3, 2011	$17.77	2,955	(2,955)	January 3, 2012	—	$2,955
March 31, 2011	April 1, 2011	14.48	3,627	(3,627)	April 2, 2012	—	3,627
June 30, 2011	July 1, 2011	15.26	3,439	—	July 2, 2012	3,439	—
September 30, 2011	October 3, 2011	13.20	3,979	—	October 1, 2012	3,979	—
December 31, 2011	January 3, 2012	13.87	3,785	—	January 2, 2013	3,785	—
March 31, 2012	April 2, 2012	13.93	3,769	—	April 1, 2013	3,769	—

Total			21,554	(6,582)		14,972	$6,582

(1)	The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.
(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors. These grants of shares of restricted stock will reduce the number of shares eligible for future issuance under the 2004 Equity Plan.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We used the fair-value based method of accounting for the equity awards. A total of $52,500 was included in stock based compensation expense for each of the three months ended March 31, 2012 and 2011, respectively, in relation to the restricted stock issued to our non-executive directors.

The following table details information on the cash dividends declared in 2012 relating to the restricted stock issued to our non-executive directors:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
February 22	March 16	March 30	$0.25	$3,708

Board of Directors Common Stock. As of March 31, 2012, a cumulative total of 9,091 shares of common stock have been issued in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the 2004 Equity Plan.

Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2012. Cash dividends paid as disclosed in the statements of cash flows for the three months ended March 31, 2012 and 2011 include previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
February 22	March 16	March 30	$0.25	$5,535

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

Future Cash Dividends to Stockholders. On May 3, 2012, our Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of May 18, 2012, and a payment date of June 22, 2012. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Additional Paid-in Capital. For the three months ended March 31, 2012, additional paid-in capital increased by $0.9 million. The increase in the first quarter of 2012 was due primarily to amortization of stock based compensation and a net issuance of common stock under the 2011 STIP to our CEO after purchase of common stock from the CEO for his tax withholdings.

Net Income per Common Share. Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2012, we acquired a total of 21,657 shares of our common stock from our CEO in payment of required tax withholdings for the common stock awarded on March 2, 2012 related to the 2011 STIP. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of March 31, 2012. For the three months ended March 31, 2012, no shares of common stock were repurchased under our common stock repurchase program. For the three months ended March 31, 2012, the effect of 56 potential dilutive common shares was not included in the calculation for diluted net income per share as the impact is anti-dilutive. The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except share and per share amounts)
Net income	$8,462	$40,651

Weighted average shares of common stock outstanding	22,106,543	22,063,393
Dilutive effect of restricted stock and RSUs	482,940	270,006

Weighted average shares of common stock and common stock equivalents	22,589,483	22,333,399

Net income per common share
Basic	$0.38	$1.84

Diluted	$0.37	$1.82

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense was $0.2 million for each of the three month ended March 31, 2012 and 2011, respectively, for wireless operations and $0.2 million for the three months ended March 31, 2012 for the software operations. The following table reflects the results of operations line items for stock based compensation expense for the periods stated:

	For the Three Months Ended March 31,
Operating Expense Category	2012	2011
	(Dollars in thousands)
Service, rental and maintenance	$6	$5
Selling and marketing	16	17
General and administrative	415	203

Total stock based compensation	$437	$225

(17) Research and Product Development — Research and product development costs are expensed as incurred and are reflected in service, rental and maintenance expenses. Costs eligible for capitalization were not material to the consolidated financial statements.

(18) Advertising Costs — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing. We do not incur any direct response advertising costs. Advertising expenses were $5,000 for each of the three months ended March 31, 2012 and 2011, respectively, for wireless operations and $110,000 and $63,000 for the three months ended March 31, 2012 and 2011, respectively, for software operations.

(19) Income Taxes — We file our income tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our Federal income tax returns have been examined by the IRS through the year ended December 31, 2008. Amcom’s separate Federal income tax returns have been audited through the fiscal year ended March 31, 2010 (2009 return). Amcom’s final separate company Federal income tax return was filed for the stub period ended on March 2, 2011 (2010 return) on August 15, 2011.

We are required to evaluate the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future.

At March 31, 2012, we had total deferred income tax assets of $170.5 million and a valuation allowance of $115.7 million resulting in an estimated recoverable amount of deferred income tax assets of $54.8 million. This reflected a change from the December 31, 2011 balance of deferred income tax assets of $175.9 million and a valuation allowance of $115.7 million resulting in an estimated recoverable amount of $60.2 million. The change reflected the expected usage of the deferred income tax assets based on the estimates of 2012 taxable income.

At both March 31, 2012 and December 31, 2011, the balance of the valuation allowance was $115.7 million, respectively. Included in the valuation allowance was $0.7 million for foreign operations at both March 31, 2012 and December 31, 2011, respectively.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% due to the effect of changes to the deferred income tax asset valuation allowance, the effect of state income taxes, foreign rate differential, permanent differences between book and taxable income, and certain discrete items.

As of December 31, 2011, we had approximately $485.2 million of Federal net operating losses (“NOLs”) available to offset future taxable income. The estimated NOLs to be utilized in preparing the 2011 Federal

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax return, which must be filed by September 15, 2012, totaled $63.6 million which left a balance available of $421.6 million, which was net of the Internal Revenue Code Section 382 (“IRC Section 382”) limitation. The IRC Section 382 limited NOLs as of January 1, 2012 totaled $61.0 million which may be used at a rate of $6.1 million per year.

(20) Related Party Transactions — A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months ended March 31, 2012 and 2011, we paid to that entity $1.4 million and $2.7 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

(21) Commitments and Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. As of March 31, 2012, we do not have any material outstanding lawsuits.

There were no material changes during the quarter ended March 31, 2012 to the legal contingencies previously reported in the 2011 Annual Report.

(22) Segment Reporting — With the acquisition of Amcom on March 3, 2011, we currently have two reportable operating segments: a Wireless segment and a Software segment. These segments are operated and managed as strategic business units and are organized by products and services. We measure and evaluate our segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

Our segments and their principal activities consist of the following:

Wireless	Provides local, regional and nationwide one-way paging and advanced two-way messaging services and mobile voice and data services through third party providers.

Software	Provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and messaging.

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual STIP. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the key financial metrics of our segments for the periods stated:

	For the Three Months Ended March 31,
	2012	2011(1)
	(Dollars in thousands)
Revenues:
Wireless	$44,265	$52,536
Software	12,470	4,799

Total revenues	56,735	57,335

Operating expenses:
Wireless	29,587	39,617
Software	12,891	4,342

Total operating expenses	42,478	43,959

Operating income (loss):
Wireless	14,678	12,919
Software	(421)	457

Total operating income	$14,257	$13,376

EBITDA (as defined by the Company):
Wireless	$17,493	$16,951
Software	1,279	964

Total EBITDA	18,772	17,915

% of revenue	33.1%	31.2%
Capital expenditures:
Wireless	1,519	1,494
Software	32	—

Total capital expenditures	1,551	1,494

% of revenue	2.7%	2.6%
OCF (as defined by the Company):
Wireless	15,974	15,457
Software	1,247	964

Total OCF	$17,221	$16,421

% of revenue	30.4%	28.6%

(1)	Software operations reflect financial results from March 3, 2011 to March 31, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

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

Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Part I – Item 1A –Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2012 (the “2011 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements.

The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be forecasted, anticipated, believed, estimated, expected or intended. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect USA Mobility’s business, results of operations or financial condition, subsequent to the filing of this Quarterly Report.

Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of USA Mobility. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2011 Annual Report and our condensed consolidated financial statements and accompanying notes.

USA Mobility, a holding company, which, acting through our indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”), is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through our indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), we provide mission critical unified communications solutions for contact centers, emergency management, mobile event notification, and Smartphone messaging. Our combined product offerings are capable of addressing a customer’s mission critical communications needs. We offer our services and products in the United States and abroad primarily to three major market segments: healthcare, government and large enterprise.

We generate revenue by providing paging services, developing, licensing, and supporting a wide range of software products and services. Our most significant expenses are related to compensating employees, site rents, telecommunications and income taxes.

Wireless Operations

Our wireless operations provide one-way and advanced two-way wireless messaging services including information services throughout the United States. We also offer voice mail, personalized greeting, message storage and retrieval, and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. We market and distribute these wireless messaging and information services through a direct sales force and a small indirect sales channel.

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

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2011
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,508	93.2%	1,555	93.2%	1,699	92.9%
Indirect	109	6.8%	113	6.8%	129	7.1%

Total	1,617	100.0%	1,668	100.0%	1,828	100.0%

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2011
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	61	4.1%	65	4.2%	79	4.7%
4 to 10 Units	37	2.5%	40	2.6%	48	2.8%
11 to 50 Units	86	5.7%	92	5.9%	114	6.7%
51 to 100 Units	54	3.6%	56	3.6%	72	4.2%
101 to 1000 Units	373	24.7%	380	24.4%	424	25.0%
> 1000 Units	897	59.4%	922	59.3%	962	56.6%

Total direct units in service	1,508	100.0%	1,555	100.0%	1,699	100.0%

Customers may subscribe to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Voice mail, personalized greeting, and equipment loss and/or maintenance protection may be added to either one-way or two-way messaging services, as applicable, for an additional monthly fee. Equipment loss protection allows subscribers who lease devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their device.

A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Local coverage generally allows the subscriber to receive messages within a small geographic area, such as a city. Regional coverage allows a subscriber to receive messages in a larger area, which may include a large portion of a state or sometimes groups of states. Nationwide coverage allows a subscriber to receive messages in major markets throughout the United States. The monthly fee generally increases with the size of the coverage area. Two-way messaging is generally offered on a nationwide basis.

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2011
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,483	91.7%	1,528	91.6%	1,674	91.6%
Two-way messaging	134	8.3%	140	8.4%	154	8.4%

Total	1,617	100.0%	1,668	100.0%	1,828	100.0%

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

We provide wireless messaging services to subscribers for a periodic fee, as described above. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks.

We derive the majority of our revenues from fixed monthly or other periodic fees, charged to subscribers for wireless messaging services. Such fees are not generally dependent on usage. As long as a subscriber maintains service, operating results benefit from recurring payment of these fees. Revenues are generally based upon the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service or net disconnect rate. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success at retaining subscribers, which is important in order to maintain recurring revenues and to control operating expenses.

The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2012		December 31, 2011		March 31, 2011
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	44	91	43	91	50	102
Indirect	1	5	2	7	1	10

Total	45	96	45	98	51	112

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2012	December 31, 2011	March 31, 2011
1 to 3 Units	(6.2%)	(5.7%)	(6.2%)
4 to 10 Units	(6.2%)	(6.6%)	(6.2%)
11 to 50 Units	(7.1%)	(7.3%)	(7.7%)
51 to 100 Units	(3.9%)	(8.4%)	(5.7%)
101 to 1000 Units	(1.7%)	(4.7%)	(2.7%)
> 1000 Units	(2.7%)	(1.1%)	(1.8%)

Total direct net unit loss %	(3.0%)	(3.0%)	(3.0%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	March 31, 2012	December 31, 2011	March 31, 2011
Direct	$8.67	$8.68	$8.89
Indirect	6.14	6.16	6.49
Consolidated	8.50	8.51	8.72

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. Gross revenues decreased year over year but at a slower rate than previous years. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The decrease in consolidated ARPU for the quarter ended March 31, 2012 from the quarter ended March 31, 2011 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2012 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2012	December 31, 2011	March 31, 2011
1 to 3 Units	$15.49	$15.46	$15.57
4 to 10 Units	14.45	14.37	14.53
11 to 50 Units	12.15	12.12	12.19
51 to 100 Units	10.52	10.56	10.59
101 to 1000 Units	9.04	8.90	9.00
> 1000 Units	7.35	7.37	7.47

Total direct ARPU	$8.67	$8.68	$8.89

Software Operations

Our primary business in the software operations is the sale of software, professional services (consulting and training), equipment sales (to be used in conjunction with the software) and post-contract support (on-going maintenance). The software is licensed to end users under an industry standard software license agreement. Our software products are considered to be “off-the-shelf software” with the software marketed as a stock item that customers can use with little or no customization. Such sales generate license fees (or revenues). In addition to the license fees, we generate revenue through the delivery of implementation services and training, annual maintenance revenues and the sale of third party equipment for use with the software.

Specifically, we develop, sell, and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize, and standardize mission critical communications. These solutions are used for contact centers, emergency management, mobile event notification and messaging. We are focused on marketing these solutions primarily to the healthcare sector and to a lesser extent the government and large enterprise sectors. These areas of market focus compliment the market focus of our wireless operations outlined above. We have a sales presence and customer base both domestically and internationally, specifically in Europe, Australia and Asia.

Our software operations are organized as follows to support this business:

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

Professional Services.  We offer implementation services for our software products. These implementation services are provided by a dedicated group of professional service employees. Our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. A typical implementation process ranges from 60 to 90 days depending on the type of implementation.

Customer Support.  To support our software products, we have established a dedicated customer support organization. Due to the mission critical nature of our software products, we provide 24 hours a day, 7 days a week, 365 days a year customer support that customers can access via telephone, email or the Internet.

Product Development.  We maintain a product development group focused on developing new software products and enhancing existing products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenues, customer/employee satisfaction, possible cost savings and development time and expense.

We recognize operations revenue when the application is installed and operational at the customer location. It consists of software license revenue, professional services revenue and equipment sales. Maintenance revenue is for ongoing support of a software application and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the first quarter of 2012 and 2011 were 99.6% and 99.5%, respectively. Revenue from software operations is included in product and related sales, net in the condensed consolidated results of operations. The detailed breakout of revenues by component from software operations was as follows for the periods stated below. Software operations results for the three months ended March 31, 2011 reflect 29 days of operations, from the acquisition date on March 3, 2011.

	For the Three Months Ended March 31,
Revenue	2012	2011(1)
	(Dollars in thousands)
Software licenses	$1,950	$1,736
Professional services	2,451	1,351
Equipment sales	1,656	796

Total operations revenue	6,057	3,883
Maintenance revenue	6,413	916

Total software operations revenue	$12,470	$4,799

(1)	Software operations revenue reflects results from March 3, 2011 to March 31, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Each month our software operations receive purchase orders from customers (irrespective of revenue type). These purchase orders are reported as bookings. The following table summarizes total bookings for the periods stated:

	For the Three Months Ended March 31,
Bookings	2012	2011 (1)
	(Dollars in thousands)
Operations revenue	$7,045	$2,241
Maintenance renewals	5,372	1,086

Total bookings	$12,417	$3,327

(1)	Bookings reflect 29 days of operations, March 3, 2011 to March 31, 2011.

Software operations reported a backlog of $23.7 million at March 31, 2012, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles our reported backlog at March 31, 2012:

Backlog	March 31, 2012
(Dollars in
thousands)
Beginning balance at January 1, 2012	$23,712
Bookings for the three months	12,417

Available	$36,129
Recognized revenue	(12,470)
Other(1)	88

Total backlog at March 31, 2012	$23,747

(1)	Other reflects cancellations and other adjustments.

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

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense controls are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for each of the three months ended March 31, 2012 and 2011, respectively.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the wireless operations. We have reduced our wireless employee base by approximately 15.2% to 420 full-time equivalent employees (“FTEs”) at March 31, 2012 from 495 FTEs at March 31, 2011. We anticipate continued staffing reductions in 2012 for wireless operations, consistent with the subscriber and revenue trends, and we have accrued post-employment benefits for these anticipated staffing reductions. We expect staffing increases associated with our software operations to support our revenue growth. The software operations had 265 FTEs at March 31, 2012, an increase of 8.2% from 245 FTEs at March 31, 2011.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 11.6% to 4,945 active transmitters at March 31, 2012 from 5,594 active transmitters at March 31, 2011.

Telecommunication expenses are incurred to interconnect our paging networks and to provide telephone numbers for customer use, points of contact for customer service, and connectivity among our offices. These expenses for wireless operations are dependent on the number of units in service and the number of office and network locations that we maintain. The dependence on units in service is related to the number of telephone numbers provided to customers and the number of telephone calls made to our call centers, though this is not always a direct dependency. For example, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunication expenses to vary regardless of the number of units in service. In addition, certain phone numbers we provide to our customers may have a usage component based on the number and duration of calls to the subscriber’s messaging device. Telecommunication expenses do not necessarily vary in direct relationship to units in service. Therefore, based on the factors discussed above, efforts are underway to review and reduce telephone circuit inventories for wireless operations. Telecommunication expenses are also incurred for our offices and call centers for software operations.

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended March 31,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software(1)	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$42,478	$—	$42,478	$50,192	$—	$50,192	$(7,714)	(15.4%)
Product and related sales, net	1,787	12,470	14,257	2,344	4,799	7,143	7,114	99.6%

Total	$44,265	$12,470	$56,735	$52,536	$4,799	$57,335	$(600)	(1.0%)

Selected operating expenses:
Cost of products sold	$173	$4,643	$4,816	$663	$1,767	$2,430	$2,386	98.2%
Service, rental and maintenance	12,034	2,269	14,303	15,816	649	16,465	(2,162)	(13.1%)
Selling and marketing	3,048	2,605	5,653	3,833	1,091	4,924	729	14.8%
General and administrative	11,508	1,661	13,169	15,240	328	15,568	(2,399)	(15.4%)
Severance and restructuring	9	13	22	33	—	33	(11)	(33.3%)

Total	$26,772	$11,191	$37,963	$35,585	$3,835	$39,420	$(1,457)	(3.7%)

FTEs	420	265	685	495	245	740	(55)	(7.4%)

Active transmitters	4,945	—	4,945	5,594	—	5,594	(649)	(11.6%)

(1)	Software financials reflect results from March 3, 2011 to March 31, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Revenues — Wireless

Service, rental and maintenance revenues, net consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales, net consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. Our total revenues were $42.5 million and $50.2 million for the three months ended March 31, 2012 and 2011, respectively. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$34,262	$39,205
Two-way messaging	5,560	6,824

	$39,822	$46,029

Indirect:
One-way messaging	$1,403	$1,786
Two-way messaging	650	813

	$2,053	$2,599

Total paging:
One-way messaging	$35,665	$40,991
Two-way messaging	6,210	7,637

Total paging revenue	41,875	48,628
Non-paging revenue	603	1,564

Total service, rental and maintenance revenues, net	$42,478	$50,192

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2012 and 2011 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of March 31,			For the Three Months Ended March 31,			Change Due To:
	2012	2011	Change	2012(1)	2011(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,483	1,674	(191)	$35,665	$40,991	$(5,326)	$(759)	$(4,567)
Two-way messaging	134	154	(20)	6,210	7,637	(1,427)	(168)	(1,259)

Total	1,617	1,828	(211)	$41,875	$48,628	$(6,753)	$(927)	$(5,826)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Product and related sales for software operations were $12.5 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively, which reflect software license revenue, professional services revenue, equipment sales, and maintenance revenue. Revenue recognized for the software operations in 2011 reflects results from March 3, 2011, the date of acquisition. Operations revenue from software licenses, professional services, and equipment sales was $6.1 million and $3.9 million for the three months ended March 31, 2012 and 2011, respectively. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. Maintenance revenue was $6.4 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2011, maintenance revenue was reduced by $0.9 million to reflect the reduction to fair value as required by acquisition accounting. The table below details total product and related sales, net for software operations for the periods stated:

	For the Three Months Ended March 31,
Revenue	2012	2011 (1)
	(Dollars in thousands)
Software licenses	$1,950	$1,736
Professional services	2,451	1,351
Equipment sales	1,656	796

Total operations revenue	6,057	3,883
Maintenance revenue	6,413	916

Total software operations revenue	$12,470	$4,799

(1)	Software operations revenue reflect results from March 3, 2011 to March 31, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Operating Expenses — Consolidated

General. Software operations results for the three months ended March 31, 2011 reflect 29 days of operations from March 3, 2011 to March 31, 2011.

Cost of Products Sold.  Cost of products sold consisted primarily of the following significant items:

	For the Three Months Ended March 31,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$2,368	$2,368	$—	$677	$677	$1,691	249.8%
Cost of sales	173	1,864	2,037	663	873	1,536	501	32.6%
Other	—	411	411	—	217	217	194	89.4%

Total cost of products sold	$173	$4,643	$4,816	$663	$1,767	$2,430	$2,386	98.2%

FTEs	—	114	114	—	108	108	6	5.6%

As illustrated in the table above, cost of products sold for the three months ended March 31, 2012 increased $2.4 million from the same period in 2011 due to the following variances:

•

Payroll and related — The increase of $1.7 million in payroll and related expenses was due to installment costs associated with the software operations. Total FTEs who performed software installations as of March 31, 2012 and 2011 were 114 FTEs and 108 FTEs, respectively.

•

Cost of sales — The increase of $0.5 million in cost of sales was due to cost of sales of hardware and third-party software of $1.0 million for software operations, partially offset by $0.5 million reduction to wireless operations’ costs due to the lower cost basis of devices sold to or lost by wireless operations’ customers.

•	Other — The increase of $0.2 million in other expenses was primarily due to higher miscellaneous expenses of $0.2 million associated with installation services in the software operations.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Three Months Ended March 31,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$4,791	$—	$4,791	$6,881	$—	$6,881	$(2,090)	(30.4%)
Telecommunications	2,312	—	2,312	3,099	3	3,102	(790)	(25.5%)
Payroll and related	3,819	1,710	5,529	4,293	476	4,769	760	15.9%
Stock based compensation	6	—	6	5	—	5	1	20.0%
Other	1,106	559	1,665	1,538	170	1,708	(43)	(2.5%)

Total service, rental and maintenance	$12,034	$2,269	$14,303	$15,816	$649	$16,465	$(2,162)	(13.1%)

FTEs	160	62	222	185	57	242	(20)	(8.3%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2012 decreased $2.2 million or 13.1% from the same period in 2011 due to the following variances:

•

Site rent — The decrease of $2.1 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations for the wireless operations. Active transmitters declined 11.6% in the first quarter of 2012 from the same period in 2011.

•

Telecommunications — The decrease of $0.8 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2012 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development and technical support personnel. The increase in payroll and related expenses of $0.8 million was due primarily to the increase of $1.3 million of payroll and related costs for software operations, partially offset by a reduction of $0.5 million in payroll and related costs for wireless operations due to headcount reductions of 25 FTEs to 160 FTEs at March 31, 2012 from 185 FTEs at March 31, 2011. Software operations FTEs increased by 5 FTEs to 62 FTEs at March 31, 2012 from 57 FTEs at March 31, 2011.

•

Stock based compensation — Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees under the 2009 Long-Term Incentive Plan (“LTIP”).

•

Other — The decrease of $43,000 in other expenses was due to a decrease in office expenses in the wireless operations, partially offset by an increase in outside service expenses for the software operations.

Selling and Marketing.  Selling and marketing expenses consisted of the following major items:

	For the Three Months Ended March 31,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$2,060	$1,499	$3,559	$2,494	$410	$2,904	$655	22.6%
Commissions	722	531	1,253	1,002	412	1,414	(161)	(11.4%)
Stock based compensation	16	—	16	17	—	17	(1)	(5.9%)
Other	250	575	825	320	269	589	236	40.1%

Total selling and marketing	$3,048	$2,605	$5,653	$3,833	$1,091	$4,924	$729	14.8%

FTEs	92	57	149	120	54	174	(25)	(14.4%)

As indicated in the table above, selling and marketing expenses for the three months ended March 31, 2012 increased by $0.7 million, or 14.8%, from the same period in 2011. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.7 million or 22.6% for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the increase of payroll and related costs of $1.1 million for software operations, partially offset by a reduction of $0.4 million in payroll and related costs for wireless operations due to headcount reductions of 28 FTEs to 92 FTEs at March 31, 2012 from 120 FTEs at March 31, 2011. Software operations FTEs increased by 3 FTEs to 57 FTEs at March 31, 2012 from 54 FTEs at March 31, 2011. The sales and marketing staff are all involved in selling our paging and software products and services domestically and internationally, as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees.

Commission expenses decreased by $0.2 million for the three months ended March 31, 2012 compared to the same period in 2011 due primarily to a reduction of commission expenses for wireless operations of $0.3 million in line with the revenue and subscriber erosion, partially offset by an increase in commission expenses for software operations of $0.1 million. The increase of $0.2 million in other expenses for the three months ended March 31, 2012 compared to the same period in 2011 was due to increases in travel and entertainment expenses of $0.1 million and miscellaneous expenses of $0.1 million in our software operations.

General and Administrative.  General and administrative expenses consisted of the following significant items:

	For the Three Months Ended March 31,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
				(Dollars in thousands)
Payroll and related	$5,295	$1,195	$6,490	$5,677	$395	$6,072	$418	6.9%
Stock based compensation	219	196	415	203	—	203	212	104.4%
Bad debt	177	57	234	393	23	416	(182)	(43.8%)
Facility rent	457	349	806	726	97	823	(17)	(2.1%)
Telecommunications	341	71	412	443	27	470	(58)	(12.3%)
Outside services	2,318	129	2,447	5,186	42	5,228	(2,781)	(53.2%)
Taxes, licenses and permits	1,488	13	1,501	1,332	—	1,332	169	12.7%
Other	1,213	(349)	864	1,280	(256)	1,024	(160)	(15.6%)

Total general and administrative	$11,508	$1,661	$13,169	$15,240	$328	$15,568	$(2,399)	(15.4%)

FTEs	168	32	200	190	26	216	(16)	(7.4%)

As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2012 decreased $2.4 million, or 15.4%, from the same period in 2011 due primarily to lower outside service expenses. The 2011 outside service expenses included one-time acquisition related costs of $2.9 million. Total general and administrative expenses decreased for the three months ended March 31, 2012 compared to the same period in 2011 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses increased by $0.4 million due primarily to higher payroll and related expenses of $0.8 million for software operations, partially offset by lower payroll and related expenses of by $0.4 million for wireless operations reflecting headcount reductions of 22 FTEs to 168 FTEs at March 31, 2012 from 190 FTEs at March 31, 2011 for wireless operations. Software operations FTEs increased by 6 FTEs to 32 FTEs at March 31, 2012 from 26 FTEs at March 31, 2011.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the 2004 Equity Plan. Stock based compensation expenses increased by $0.2 million due to the amortization of compensation expense related to the 2011 LTIP for software operations which started in April 2011.

•

Bad debt — The decrease of $0.2 million in bad debt expenses reflected our bad debt experience due to the change in the composition of the wireless operations customer base to accounts with a large number of units in service, partially offset by a minimal increase in bad debt expenses for software operations.

•

Facility rent — The decrease of $17,000 in facility rent expenses was primarily due to lower facility rent expenses of $0.3 million related to the closure of office facilities, as we continue to rationalize our operating requirements to meet lower revenue and customer demand for the wireless operations, offset by an increase in facility rent expenses for software operations of $0.3 million.

•

Telecommunications — The decrease of $58,000 in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $2.8 million in outside service expenses was due primarily to lower outside accounting and legal service expenses for the three months ended March 31, 2012 compared to the same period in 2011, due to one-time acquisition and integration related costs of $2.9 million in 2011, partially offset by an increase in outside service expenses of $0.1 million for software operations in 2012.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.2 million was primarily due to a one-time adjustment to accrued sales taxes.

•

Other — The decrease of $0.2 million in other expenses was due to a decrease of $0.1 million in office expenses for the wireless operations and a decrease of $0.1 million in various other miscellaneous expenses for the software operations.

Severance and Restructuring. Severance and restructuring expenses decreased to $22,000 for the three months ended March 31, 2012 due to lower restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations compared to $33,000 for the same period in 2011.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $4.5 million for the three months ended March 31, 2012, which was consistent with the three months ended March 31, 2011. There was $0.4 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.6 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, partially offset by an increase of $1.0 million in amortization expense due to the increase in intangible assets associated with the acquisition of the software operations. Depreciation, amortization and accretion expenses for software operations represented $1.7 million of the total $4.5 million in depreciation, amortization and accretion expenses for the three months ended March 31, 2012 and $0.5 million of the total $4.5 million in depreciation, amortization and accretion expenses for the three months ended March 31, 2011.

Interest Expense, Net; Other (Expense) Income, Net and Income Tax Expense (Benefit)

Interest Expense, Net.  Net interest expense decreased to $0.2 million for the three months ended March 31, 2012 from $0.3 million for the same period in 2011. This decrease was primarily due to less interest on debt associated with the Amcom acquisition as principal payments were paid to lower the debt amount.

Other (Expense) Income, Net.  Net other expense increased to $0.1 million for the three months ended March 31, 2012 from $0.2 million of net other income for the same period in 2011. This increase in expense was primarily due to loss on asset disposals related to peripheral equipment in our wireless operations.

Income Tax Expense (Benefit).  Income tax expense for the three months ended March 31, 2012 was $5.5 million, an increase of $32.9 million from the $27.4 million income tax benefit for the three months ended March 31, 2011. The increase in income tax expense and the effective quarterly tax rate reflects no adjustment to the deferred income tax asset valuation allowance in 2012. The benefit associated with the change in the deferred income tax asset valuation account in 2011 reflects the expected additional taxable income associated with the acquisition of Amcom. The following is the effective tax rate reconciliation for the three months ended March 31, 2012 and 2011, respectively:

	For the Three Months Ended March 31,
	2012		2011
	(Dollars in thousands)
Income before income tax expense	$14,007		$13,274

Income tax expense at the Federal statutory rate	$4,902	35.00%	$4,646	35.00%
State income taxes, net of Federal benefit	452	3.23%	429	3.23%
Change in valuation allowance	—	—	(32,365)	(243.82%)
Other	191	1.36%	(87)	(0.65%)

Income tax expense (benefit)	$5,545	39.59%	$(27,377)	(206.24%)

Liquidity and Capital Resources — Consolidated

Cash and Cash Equivalents

At March 31, 2012, we had cash and cash equivalents of $37.5 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We intend to use our cash on hand to provide working capital, to support operations, and to return value to stockholders by cash dividends and repurchases of our common stock. We may also consider using cash to fund acquisitions of assets of other businesses that we believe will provide a measure of growth or revenue stability while supporting our operating structure and our goal of maintaining margins.

The significant decrease in cash and cash equivalents at March 31, 2012 compared to December 31, 2011 reflects the use of available cash to repay a significant portion of the debt incurred in the acquisition of Amcom.

Overview

Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2012, should be adequate to meet anticipated cash requirements for both our wireless and software businesses for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of March 31, 2012, our available cash on hand was $37.5 million and our available borrowing capacity under our revolving credit facility was $36.7 million (see Borrowings below).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Three Months Ended March 31,		Change Between 2012 and 2011
	2012	2011
	(Dollars in thousands)
Net cash provided by operating activities	$15,941	$12,689	$3,252
Net cash used in investing activities	(1,543)	(135,700)	(134,157)
Net cash (used in) provided by financing activities	(30,535)	17,174	47,709

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

	For the Three Months Ended March 31,		Change Between 2012 and 2011
	2012	2011
	(Dollars in thousands)
Cash received from customers	$57,472	$57,598	$(126)

Cash paid for —
Payroll and related costs	23,151	17,792	5,359
Site rent costs	5,007	6,963	(1,956)
Telecommunication costs	2,595	3,390	(795)
Interest costs	125	263	(138)
Other operating costs	10,653	16,501	(5,848)

	41,531	44,909	(3,378)

Net cash provided by operating activities	$15,941	$12,689	$3,252

Net cash provided by operating activities increased $3.3 million for the three months ended March 31, 2012 compared to the same period in 2011. Cash received from customers decreased $0.1 million for the three months ended March 31, 2012 from the same period in 2011. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to lower deferred revenue of $0.9 million, lower revenue of $0.6 million, partially offset by higher customer deposits and accounts receivable of $1.4 million.

The decline in cash received from customers was offset by the reductions in cash paid for operating activities as follows:

•	Cash payments for payroll and related costs increased $5.4 million due primarily to costs for software operations, partially offset by reduction in payroll and related costs for wireless operations.

•

Cash payments for site rent costs decreased $2.0 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2012 for wireless operations.

•

Cash payments for telecommunication costs decreased $0.8 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless operations.

•	Cash payments for interest costs decreased $0.1 million primarily due to less interest on debt associated with the Amcom acquisition as principal payments were paid to lower the debt amount.

•

Cash payments for other operating costs decreased $5.9 million. The decrease was due primarily to lower outside service costs of $2.5 million (primarily related to one-time acquisition and integration costs in 2011), lower office expenses of $0.4 million, lower bad debt expenses of $0.2 million, and lower various other expenses of $2.8 million in line with the reduction in revenue and subscriber base in the wireless operations.

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $134.2 million for the three months ended March 31, 2012 compared to the same period in 2011 due primarily to the consideration paid, net of cash acquired related to the Amcom acquisition in the first quarter of 2011 of $134.2 million.

Net Cash (Used In) Provided By Financing Activities.  Net cash used in financing activities increased $47.7 million for the three months ended March 31, 2012 from the same period in 2011 due to the prepayment of debt of $25.0 million during the first quarter of 2012. In addition, issuance of debt in 2011 associated with the Amcom acquisition of $24.0 million was partially offset by $1.3 million in deferred financing costs related to the debt recorded in the first quarter of 2011.

Cash Dividends to Stockholders.  For the three months ended March 31, 2012, we paid a total of $5.5 million (or $0.25 per share of common stock) in cash dividends compared to $5.5 million (or $0.25 per share of common stock) in cash dividends for the same period in 2011.

Future Cash Dividends to Stockholders.  On May 3, 2012, our Board of Directors declared a regular quarterly dividend distribution of $0.25 per share of common stock, with a record date of May 18, 2012, and a payment date of June 22, 2012. This dividend distribution of approximately $5.5 million will be paid from available cash on hand.

Common Stock Repurchase Program.  On July 31, 2008, our Board of Directors approved a program for us to repurchase our common stock in the open market. Credit Suisse Securities (USA) LLC will administer such purchases. We expect to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. (See Note 15 for further discussion on our common stock repurchase program.)

During 2011 our common stock repurchase program was suspended due to the acquisition of our software operations. Our Board of Directors continues to evaluate whether to extend the common stock repurchase program in 2012.

Borrowings.  At March 31, 2012, we had outstanding debt financing associated with the acquisition of Amcom. On November 8, 2011 we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility is September 3, 2015. The Amended Credit Agreement also revised the London Interbank Offered Rate (“LIBOR”) definition to eliminate the LIBOR floor and reduced the interest rate margin to 3.25%.The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us.

As of March 31, 2012, our outstanding debt balance was $3.3 million at an interest rate of 3.63% effective February 6, 2012 through April 6, 2012. On April 6, 2012, we repaid the remaining $3.3 million debt obligation. As of such date, the Amended Credit Agreement remains in effect with $40.0 million of available borrowing capacity. (See Note 13 for further discussion on our long-term debt.)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of March 31, 2012.

Commitments and Contingencies

Operating Leases.  We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2012 and 2011 was approximately $5.0 million and $7.4 million, respectively, for the wireless operations. Total rent expense under operating leases for the three months ended March 31, 2012 and 2011 was $0.3 million and $0.1 million, respectively, for the software operations.

Other Commitments.  We have various Letters of Credit (“LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the condensed consolidated balance sheets.

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

Contingencies.  We are involved, from time to time, in lawsuits arising in the normal course of business. As of March 31, 2012, we did not have any material outstanding lawsuits.

There were no material changes during the quarter ended March 31, 2012 to the legal contingencies previously reported in the 2011 Annual Report.

Related Party Transactions

A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months ended March 31, 2012 and 2011, we paid $1.4 million and $2.7 million, respectively, in site rent expenses for wireless operations that were included in service, rental and maintenance expenses.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and restructuring and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the critical accounting policies reported in the 2011 Annual Report that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Non-GAAP Financial Measures

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan (“STIP”) for our wireless and software operations. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows:

	For the Three Months Ended March 31,
	2012			2011
	Wireless	Software	Total	Wireless	Software (1)	Total
	(Dollars in thousands)
Operating income (loss)	$14,678	$(421)	$14,257	$12,919	$457	$13,376
Plus: Depreciation, amortization and accretion	2,815	1,700	4,515	4,032	507	4,539

EBITDA (as defined by the Company)	17,493	1,279	18,772	16,951	964	17,915
Less: Purchases of property and equipment	(1,519)	(32)	(1,551)	(1,494)	—	(1,494)

OCF (as defined by the Company)	$15,974	$1,247	$17,221	$15,457	$964	$16,421

(1)	Software operations reflect financial results from March 3, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Long-term Debt

We are exposed to changes in interest rates, primarily as a result of using bank debt to finance our acquisition of Amcom (see Note 13 for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR. It is assumed that LIBOR will not vary significantly in the future. On April 6, 2012, we repaid the remaining $3.3 million of the debt outstanding as of March 31, 2012. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not customarily use derivative instruments to manage our interest rate risk profile. As of March 31, 2012, we have no derivative financial instruments outstanding to manage our interest rate risk.

We conduct a limited amount of business outside the United States. Currently, all transactions are billed and denominated in United States dollars and, consequently, we do not currently have any material exposure to risks of foreign exchange rate fluctuations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our President and Chief Executive Officer (“CEO”), our principal executive officer, and Chief Accounting Officer and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to us required to be disclosed in our Exchange Act reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In addition, our management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in our internal control over financial reporting. Effective January 3, 2012, we converted our software operations’ general ledger and related systems to the same systems currently utilized by wireless operations. Except as described above, the CEO and CFO concluded that there were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that our disclosure controls and procedures were operating effectively as of March 31, 2012.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved, from time to time, in lawsuits arising in the normal course of business. As of March 31, 2012, we did not have any material outstanding lawsuits.

Information regarding reportable legal proceedings is contained in “Part I – Item 3 – Legal Proceedings” in the 2011 Annual Report and has not materially changed during the quarter ended March 31, 2012.

Item 1A.    Risk Factors

The risk factors included in “Part I – Item 1A – Risk Factors” of the 2011 Annual Report have not materially changed during the quarter ended March 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by us of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
				(Dollars in thousands)
Beginning Balance				$16,135
January 1 through January 31, 2012	—	$—	—	16,135
February 1 through February 28, 2012	—	—	—	16,135
March 1 through March 31, 2012	21,657	14.10	—	16,135

Total	21,657	$14.10	—

(1)	We purchased common stock from our CEO at a price of $14.10 per share in payment of required tax withholdings for common stock issued on March 2, 2012 under the 2011 STIP.
(2)

On July 31, 2008, our Board of Directors approved a program for us to repurchase up to $50.0 million of our common stock in the open market during the twelve month period commencing on or about August 5, 2008. Our Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to

$25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, our Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, our Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010. On December 6, 2010, our Board of Directors approved another supplement effective January 3, 2011which reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011. During the first quarter of 2011, our Board of Directors temporarily suspended the program.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 4, 2012 (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 4, 2012 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 4, 2012 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 4, 2012 (1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB 101.PRE	XBRL Taxonomy Extension Labels* XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

Dated: May 4, 2012	/s/ Shawn E. Endsley
Name: Shawn E. Endsley
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 4, 2012 (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 4, 2012 (1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 4, 2012 (1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 4, 2012 (1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.