Form 10-Q
period 2012-06-30
USA Mobility, Inc
filed 2012-07-31
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number: 001-32358

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

22,149,533 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 27, 2012.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,968	$53,655
Accounts receivable, net	20,629	20,523
Prepaid expenses and other	3,995	4,338
Inventory	2,799	2,268
Escrow receivables	7,693	14,819
Deferred income tax assets, net	3,733	8,617

Total current assets	79,817	104,220
Tax receivables	5	213
Property and equipment, net	21,262	22,421
Goodwill	132,561	130,968
Other intangible assets, net	37,116	38,757
Deferred income tax assets, net	45,756	51,600
Deferred financing costs, net	844	973
Other assets	1,034	908

TOTAL ASSETS	$318,395	$350,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,939	$12,394
Accrued compensation and benefits	13,101	12,854
Consideration payable	7,693	14,819
Customer deposits	1,938	1,806
Deferred revenue	14,546	14,693

Total current liabilities	50,217	56,566
Long-term debt, net of current portion	—	28,250
Deferred revenue	511	581
Other long-term liabilities	8,641	12,223

TOTAL LIABILITIES	59,369	97,620

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	132,473	131,612
Retained earnings	126,551	120,826

TOTAL STOCKHOLDERS’ EQUITY	259,026	252,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,395	$350,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
	(Unaudited)
Revenues:
Service, rental and maintenance, net of service credits	$41,114	$49,286	$83,592	$99,478
Product and related sales, net	14,847	15,885	29,104	23,028

Total revenues	55,961	65,171	112,696	122,506

Operating expenses:
Cost of products sold	5,216	7,078	10,032	9,508
Service, rental and maintenance	13,892	16,187	28,195	32,652
Selling and marketing	5,919	6,588	11,572	11,512
General and administrative	12,494	13,840	25,663	29,408
Severance and restructuring	24	17	46	50
Depreciation, amortization and accretion	4,606	5,298	9,121	9,837

Total operating expenses	42,151	49,008	84,629	92,967

Operating income	13,810	16,163	28,067	29,539
Interest expense, net	(66)	(862)	(254)	(1,118)
Other income, net	436	7,666	374	7,820

Income before income tax (expense) benefit	14,180	22,967	28,187	36,241
Income tax (expense) benefit	(5,733)	(4,372)	(11,279)	23,005

Net income	$8,447	$18,595	$16,908	$59,246

Basic net income per common share	$0.38	$0.84	$0.76	$2.68

Diluted net income per common share	$0.37	$0.82	$0.75	$2.64

Basic weighted average common shares outstanding	22,130,397	22,086,848	22,118,470	22,075,185

Diluted weighted average common shares outstanding	22,613,517	22,551,862	22,601,603	22,443,417

Cash dividends declared per common share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2012	2011
	(In thousands and unaudited)
Cash flows from operating activities:
Net income	$16,908	$59,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	9,121	9,837
Amortization of deferred financing costs	129	273
Deferred income tax expense (benefit)	10,728	(23,371)
Amortization of stock based compensation	442	679
Provisions for doubtful accounts, service credits and other	780	490
Settlement of non-cash transaction taxes	(243)	308
Gain on disposals of property and equipment	(146)	(37)
Gain on disposals of narrow band PCS licenses	—	(7,500)
Changes in assets and liabilities:
Accounts receivable	(876)	(1,600)
Prepaid expenses, intangibles and other assets	161	1,669
Accounts payable and accrued liabilities	(3,160)	(8,935)
Customer deposits and deferred revenue	(85)	1,777

Net cash provided by operating activities	33,759	32,836

Cash flows from investing activities:
Purchases of property and equipment	(4,439)	(3,355)
Proceeds from disposals of property and equipment	318	35
Proceeds from disposals of narrow band PCS licenses	—	7,500
Acquisitions, net of cash acquired	(3,000)	(134,217)

Net cash used in investing activities	(7,121)	(130,037)

Cash flows from financing activities:
Issuance of debt	—	24,044
Repayment of debt	(28,250)	(14,125)
Deferred financing costs	—	(1,408)
Cash dividends to stockholders	(11,075)	(11,060)

Net cash used in financing activities	(39,325)	(2,549)

Net decrease in cash and cash equivalents	(12,687)	(99,750)
Cash and cash equivalents, beginning of period	53,655	129,220

Cash and cash equivalents, end of period	$40,968	$29,470

Supplemental disclosure:
Interest paid	$283	$685

Income taxes paid	$936	$817

Non-cash financing activities	$—	$27,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Preparation of Interim Financial Statements – The condensed consolidated financial statements of USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”) have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated results of operations within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated results of operations within operating expenses. Foreign currency translation adjustments were deemed immaterial and were not presented separately in our condensed consolidated balance sheets.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2011, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2011 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2011. In our management’s opinion, our unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. Certain prior year’s amounts in our indirect wholly owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), have been reclassified to conform to the current year’s presentation.

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

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires our management to make judgments, estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

(2) Business – USA Mobility, through its indirect wholly owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”) is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. We provide one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

In addition, the Company, through Amcom, provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and Smartphone messaging. The combined product offering is capable of addressing a customer’s mission critical communication needs. Amcom delivers software solutions, which enable seamless, critical communications. Amcom’s unified communications suite (includes solutions for contact centers, emergency management, mobile event notification, and messaging) connects people across a changing complement of communication devices.

(3) Risks and Other Important Factors – See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and the 2011 Annual Report, which describes key risks associated with our operations and industry.

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

We believe that future fluctuations in our revenues and operating results may occur due to many factors, particularly the decreased demand for our messaging services. If the rate of decline for our messaging services exceeds our expectations, revenues may be negatively impacted, and such impact could be material. Our plan to consolidate our networks may also negatively impact revenues as customers may experience a reduction in, and possible disruptions of, service in certain areas. Under these circumstances, we may be unable to adjust spending in a timely manner to compensate for any future revenue shortfall. It is possible that, due to these fluctuations, our revenue or operating results may not meet the expectations of investors, which could reduce the value of our common stock and impact our ability to make future cash distributions to stockholders or repurchase shares of our common stock.

(4) Recent and New Accounting Pronouncements – In December 2011, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update Number 2011-05, which addresses the presentation of comprehensive income. This standard was deemed not applicable to us as foreign currency translation adjustments were deemed immaterial and were not presented separately in our consolidated statements of stockholders’ equity in our 2011 Annual Report.

Pronouncements issued or effective during the six months ended June 30, 2012 were not applicable to us and are not anticipated to have an effect on our financial position or results of operations.

(5) Prepaid Expenses and Other – Prepaid expenses and other were as follows for the periods stated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Other receivables	$862	$1,282
Deposits	39	35
Prepaid insurance	350	534
Prepaid rent	280	230
Prepaid repairs and maintenance	498	662
Prepaid taxes	355	130
Prepaid commissions	347	312
Prepaid inventory	574	609
Prepaid expenses	681	527
Other	9	17

Total prepaid expenses and other	$3,995	$4,338

(6) Inventory – Inventory consisted of third party hardware and software held for resale. Included in inventory at June 30, 2012 was $0.3 million of labor costs associated with implementation services, software integration, and training services for contracts in progress as of June 30, 2012 related to our software operations. Such costs will be recognized as expense in the period the revenue is recognized. The consolidated balances consisted of the following for the periods stated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Purchased hardware and software, net	$2,549	$2,093
Work in process	250	175

Total inventory	$2,799	$2,268

(7) Depreciation, Amortization and Accretion – The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended June 30, 2012 and 2011 were $2.9 million and $3.6 million, respectively, and for the six months ended June 30, 2012 and 2011 were $5.7 million and $7.6 million, respectively, for wireless operations; and $1.7 million for each of the three months ended June 30, 2012 and 2011, respectively, and $3.4 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively, for software operations. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Depreciation	$2,813	$3,466	$5,598	$7,250
Amortization	1,607	1,629	3,153	2,183
Accretion	186	203	370	404

Total depreciation, amortization and accretion	$4,606	$5,298	$9,121	$9,837

(8) Goodwill and Amortizable Intangible Assets – Goodwill at June 30, 2012 was $132.6 million which is all attributed to our software operations. During the second quarter of 2012, we increased goodwill by $1.6 million due to the acquisition of certain assets and technology from IMCO Technologies Corporation (“IMCO”). Goodwill is not amortized but evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, our software segment is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than the carrying value. The fair value of the reporting unit is determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

Other intangible assets for wireless operations consisted of a non-compete agreement with a former executive which is being amortized over a three year period. Other intangible assets for software operations were recorded at fair value on the date of acquisition and are being amortized over periods ranging from two to fifteen years. During the second quarter of 2012, our software operations acquired amortizable intangible assets of $1.5 million from IMCO. These intangible assets are being amortized over a four year period.

We will continue to identify potential adjustments to the purchase price and the fair value of the assets acquired from IMCO. We anticipate finalizing the purchase price as soon as practicable but no later than one-year from the acquisition date or May 2, 2013.

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.4 million, and $45.1 million for software operations at June 30, 2012. The accumulated amortization for wireless operations was $0.3 million and $8.1 million for software operations. The net consolidated balance of amortizable intangible assets consisted of the following:

		June 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(In years)	(Dollars in thousands)
Customer relationships	10	$25,002	$(3,334)	$21,668
Acquired technology	2 - 4	8,598	(2,742)	5,856
Non-compete agreements	3 - 5	6,182	(1,785)	4,397
Trademarks	15	5,702	(507)	5,195

Total amortizable intangible assets		$45,484	$(8,368)	$37,116

Estimated amortization of intangible assets for future periods is as follows:

(Dollars in thousands)
For the remaining six months ending December 31, 2012	$3,280
For the year ending December 31:
2013	6,129
2014	5,942
2015	4,665
2016	3,198
Thereafter	13,902

Total amortizable intangible assets	$37,116

(9) Other Assets – Other assets were as follows for the periods stated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Deposits	$308	$432
Prepaid royalties	242	—
Other assets	484	476

Total other assets	$1,034	$908

(10) Accounts Payable and Accrued Liabilities – Accounts payable and accrued liabilities were as follows for the periods stated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Accounts payable	$1,424	$1,793
Accrued network costs	1,278	1,530
Accrued taxes	4,588	4,722
Asset retirement obligations	1,068	794
Accrued outside services	1,016	1,002
Accrued accounting and legal	611	462
Accrued recognition awards	204	320
Accrued interest	—	156
Accrued other	546	1,019
Deferred rent	121	117
Escheat liability	400	361
Lease incentive	275	110
Dividends payable - 2009 Long-Term Incentive Plan (“LTIP”)	1,395	—
Dividends payable - Board of Directors	13	8

Total accounts payable and accrued liabilities	$12,939	$12,394

Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. Accrued taxes at June 30, 2012 include state income tax liabilities which were reclassified from other long-term liabilities to accounts payable and accrued liabilities in the first quarter of 2012 based on our assessment of the timing of payment of the liabilities. The restricted stock units (“RSUs”) awarded under the 2009 LTIP are expected to vest in December 2012. Therefore, the line item dividends payable – 2009 LTIP was reclassified from other long-term liabilities to accounts payable and accrued liabilities in the second quarter of 2012 based on the expected vesting in December 2012.

(11) Asset Retirement Obligations – We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At December 31, 2011, we had recognized cumulative asset retirement costs of $1.9 million. During the first quarter of 2012, we recorded an increase of $0.1 million in asset retirement costs. During the second quarter of 2012, we recorded an increase of $0.1 million in asset retirement costs. At June 30, 2012, cumulative asset retirement costs were $2.1 million. The asset retirement cost additions during the six months ended June 30, 2012 increased paging equipment assets and are being depreciated over the related estimated lives of 54 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at December 31, 2011	$794	$7,557	$8,351
Accretion	32	338	370
Additions	—	172	172
Reclassifications	793	(793)	—
Amounts paid	(551)	—	(551)

Balance at June 30, 2012	$1,068	$7,274	$8,342

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2012.

(12) Deferred Revenue – Deferred revenue on a consolidated basis at June 30, 2012 was $14.6 million for the current portion and $0.5 million for the non-current portion. Deferred revenue at June 30, 2012 consisted primarily of unearned maintenance revenue and customer deposits for installation services. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Customer deposits for installation represented a contractual liability to provide installation services for which payments have been received. At June 30, 2012, we had received $1.9 million in customer deposits for future installation services. We will recognize revenue when the service or software is provided or otherwise meets our revenue recognition criteria.

The following table outlines the expected future recognition of deferred revenue at June 30, 2012:

(Dollars in thousands)
For the quarter ending:
September 30, 2012	$7,642
December 31, 2012	3,931
March 31, 2013	1,888
June 30, 2013	1,085
Thereafter	511

Total deferred revenue	$15,057

(13) Long-Term Debt – On November 8, 2011, we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility is September 3, 2015. We may make a London Interbank Offered Rate (“LIBOR”) rate election for any amount of our debt for a period of 1, 2 or 3 months at a time; however, we may not have more than 5 individual LIBOR rate loans in effect at any given time. We may only exercise the LIBOR rate election for an amount of at least $1.0 million.

The debt is secured by a lien on substantially all of our existing assets, interests in assets and proceeds owned or acquired by us.

On April 6, 2012, we repaid the $3.3 million that was outstanding under the Amended Credit Agreement. As of June 30, 2012, the Amended Credit Agreement remains in effect with $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million. The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement.

We are exposed to changes in interest rates should we have borrowings under the Amended Credit Agreement. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR. As of June 30, 2012, we have no debt outstanding or derivative financial instruments outstanding to manage our interest rate risk.

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of June 30, 2012.

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

(14) Other Long-Term Liabilities – Other long-term liabilities consisted of the following for the periods stated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Asset retirement obligations	$7,274	$7,557
Cash award - 2009 LTIP	—	2,106
Dividends payable	138	1,424
Escheat liability	306	387
Lease incentive	184	208
Deferred rent	376	448
State income tax	—	93
Royalty payable	363	—

Total other long-term liabilities	$8,641	$12,223

Cash award – 2009 LTIP was reclassified to accrued compensation and benefits from other long-term liabilities in the second quarter of 2012 since the award is expected to vest in December 2012. The RSUs awarded under the 2009 LTIP are also expected to vest in December 2012. Therefore, the related dividends payable was also reclassified in the second quarter of 2012 to accounts payable and accrued liabilities from other long-term liabilities based on the expected vesting in December 2012. State income tax was reclassified to accounts payable and accrued liabilities from other long-term liabilities in the first quarter of 2012 based on our assessment of the timing of payment of the liabilities.

(15) Stockholders’ Equity – Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity. Changes in stockholders’ equity for the six months ended June 30, 2012 consisted of:

(Dollars in thousands)
Balance at January 1, 2012	$252,440
Net income for the six months ended June 30, 2012	16,908
Cash dividends declared	(11,184)
Amortization of stock based compensation	442
Issued, purchased, retired common stock, and other	420

Balance at June 30, 2012	$259,026

General. At June 30, 2012 and December 31, 2011, there were 22,145,449 and 22,108,233 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At June 30, 2012, we had no stock options outstanding.

We established the USA Mobility, Inc. Equity Incentive Award Plan (the “2004 Equity Plan”) in connection with and prior to the November 2004 merger of Arch Wireless, Inc. (“Arch”) and Metrocall Holdings, Inc. (“Metrocall”) and subsidiaries. Under the 2004 Equity Plan, we had the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of the Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), RSUs or stock grants. Restricted stock awarded under the 2004 Equity Plan entitled the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors. RSUs are generally convertible into shares of common stock pursuant to the Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied.

The following table summarizes the activities under the 2004 Equity Plan from inception through May16, 2012:

Activity
Equity securities approved	1,878,976
Less: Equity securities issued to eligible employees
2005 LTIP	(103,937)
2006 LTIP (1)	(183,212)
2009 LTIP	(338,834)
2011 LTIP	(211,587)
Short-Term Incentive Plan (“STIP”) (2)	(159,573)
Less: Equity securities issued to non-executive members of the Board of Directors
Restricted stock	(86,086)
Common stock (3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	80,104
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985
Transfer of available equity securities to 2012 Equity Plan	(894,986)

Total available at May 16, 2012	—

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

On March 23, 2012, our Board of Directors adopted the USA Mobility, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) subject to our stockholder’s approval. On May 16, 2012, our stockholders approved the 2012 Equity Plan. The 2012 Equity Plan is intended to replace the 2004 Equity Plan. No further grants will be made under the 2004 Equity Plan. However, the 2004 Equity Plan will continue to govern all outstanding awards thereunder. Any shares which were available for grant under the 2004 Equity Plan including awards that were forfeited or lapsed unexercised as of the date of stockholders’ approval will be available for grant under the 2012 Equity Plan. As of May 16, 2012, 894,986 shares available under the 2004 Equity Plan will be available for grant under the 2012 Equity Plan along with 1,300,000 shares for which stock awards may be granted under the 2012 Equity Plan. As of May 16, 2012, the maximum number of shares available for grant under the 2012 Equity Plan (excluding any shares that are subsequently forfeited or lapse unexercised under the 2004 Equity Plan, which shares will again be available for grant under 2012 Equity Plan) is 2,194,986. The shares available for grant under the 2012 Equity Plan were registered with the SEC on June 29, 2012.

Awards under the 2012 Equity Plan may be in the form of stock options, restricted common stock (“restricted stock”), RSUs, performance awards (a cash bonus award, a stock bonus award, a performance award or an incentive award that is paid in cash), dividends equivalents, stock payment awards, deferred stock, deferred stock units, or stock appreciation rights.

The following table summarizes the activities under the 2012 Equity Plan from May 16, 2012 through June 30, 2012:

Activity
Equity securities approved	1,300,000
Transfer of:
Equity securities available under the 2004 Equity Plan	894,986
Add: Equity securities forfeited by eligible employees under the 2011 LTIP	101,294

Total equity securities available at June 30, 2012	2,296,280

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

Any unvested RSUs granted under the 2004 Equity Plan and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2011 a total of 80,104 RSUs have been forfeited offset by new grants of 9,418 RSUs resulting in an outstanding balance of 258,730 RSUs as of June 30, 2012. There were no forfeitures or additional grants in the first quarter and second quarter of 2012.

We used the fair-value based method of accounting for the 2009 LTIP and are amortizing $3.1 million to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation expense for each of the three months ended June 30, 2012 and 2011, respectively, and a total of $0.4 million was included in stock based compensation expense for each of the six months ended June 30, 2012 and 2011, respectively, in relation to the 2009 LTIP.

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

We are ratably recognizing $3.0 million to expense over the 48-month vesting period. A total of $0.2 million was included in payroll and related expense for each of the three months ended June 30, 2012 and 2011, respectively, and a total of $0.4 million was included in payroll and related expense for each of the six months ended June 30, 2012 and 2011, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

2011 LTIP. On March 15, 2011, our Board of Directors adopted a long-term incentive program that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals, established by our Board of Directors for our revenue and operating cash flows (including software operations) during the period from January 1, 2011 through December 31, 2014

(the “performance period”), and continued employment with the Company. For the purpose of the 2011 LTIP as it relates to software operations, the performance period is considered as April 1, 2011 through December 31, 2014. On April 7, 2011, our Board of Directors granted eligible employees from Amcom RSUs under the 2004 Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of our common stock on April 6, 2011 of $15.41. Our Board of Directors awarded 211,587 RSUs to certain eligible employees at Amcom and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for RSUs granted before May 16, 2012 or the 2012 Equity Plan for future grants on or after May 16, 2012) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015.

Any unvested RSUs granted and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. During the second quarter of 2012, 101,294 RSUs and the related cash dividends were forfeited by two former executives resulting in an outstanding balance of 110,293 RSUs as of June 30, 2012. On July 1, 2012, our Board of Directors awarded an additional grant of 36,795 RSUs to certain eligible employees based on the closing price per share of our common stock on June 29, 2012 of $12.86 and also approved that future cash dividends relating to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. This resulted in an outstanding balance of 147,088 RSUs under the 2011 LTIP as of July 31, 2012.

We used the fair-value based method of accounting for the 2011 LTIP and are amortizing $1.5 million (after the effect of estimated forfeitures) to expense over the 45-month vesting period beginning on April 1, 2011 for the April 1, 2011 grant of RSUs and $0.4 million (after the effect of estimated forfeitures) to expense over the 30-month vesting period beginning on July 1, 2012 for the additional grant of RSUs awarded on July 1, 2012. A total of $0.2 million was included in stock based compensation expense for each of the three months ended June 30, 2012 and 2011, respectively, and a total of $0.4 million and $0.2 million was included in stock based compensation expense for the six months ended June 30, 2012 and 2011, respectively, in relation to the 2011 LTIP. Stock based compensation expense for the three months and six months ended June 30, 2012 included a net one-time benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations.

Board of Directors Equity Compensation. On August 1, 2007, for periods of service beginning on July 1, 2007, our Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the 2004 Equity Plan or the 2012 Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock will be granted quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director will receive $40,000 per year of restricted stock ($50,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for restricted stock granted before May 16, 2012 or the 2012 Equity Plan for future grants on or after May 16, 2012) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors will be entitled to cash compensation of $40,000 per year ($50,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

The following table details information on the restricted stock vested or awarded to our non-executive directors in 2011 and 2012:

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested	Vesting Date	Restricted Stock Awarded and Outstanding	Cash Dividends Paid(2)
December 31, 2010	January 3, 2011	$17.77	2,955	(2,955)	January 3, 2012	—	$2,955
March 31, 2011	April 1, 2011	14.48	3,627	(3,627)	April 2, 2012	—	3,627
June 30, 2011	July 1, 2011	15.26	3,439	(3,439)	July 2, 2012	—	3,439
September 30, 2011	October 3, 2011	13.20	3,979	—	October 1, 2012	3,979	—
December 31, 2011	January 3, 2012	13.87	3,785	—	January 2, 2013	3,785	—
March 31, 2012	April 2, 2012	13.93	3,769	—	April 1, 2013	3,769	—
June 30, 2012	July 2, 2012	12.86	4,084	—	July 1, 2013	4,084	—

Total			25,638	(10,021)		15,617	$10,021

(1)	The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.
(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors at vesting. Grants of shares of restricted stock made after May 16, 2012 will reduce the number of shares eligible for future issuance under the 2012 Equity Plan.

We used the fair-value based method of accounting for the equity awards. A total of $52,500 was included in stock based compensation expense for each of the three months ended June 30, 2012 and 2011, respectively, and a total of $0.1 million was included in stock based compensation expense for each of the six months ended June 30, 2012 and 2011, respectively, in relation to the restricted stock issued to our non-executive directors.

The following table details information on the cash dividends declared in 2012 relating to the restricted stock issued to our non-executive directors:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
2012	February 22	March 16	March 30	$0.25	$3,708
	May 3	May 18	June 22	0.25	3,743

Total				$0.50	$7,451

Board of Directors Common Stock. As of June 30, 2012, a cumulative total of 9,091 shares of common stock have been issued under the 2004 Equity Plan in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the 2004 Equity Plan.

Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2012. Cash dividends paid as disclosed in the statements of cash flows for the six months ended June 30, 2012 and 2011 include previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
					(Dollars in thousands)
2012	February 22	March 16	March 30	$0.25	$5,535
	May 3	May 18	June 22	0.25	5,540

Total				$0.50	$11,075

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

Future Cash Dividends to Stockholders. On July 30, 2012, our Board of Directors reset the quarterly dividend distribution rate to $0.125 per share of common stock from $0.25 per share of common stock and declared a regular quarterly dividend distribution of $0.125 per share of common stock, with a record date of August 17, 2012, and a payment date of September 7, 2012. This dividend distribution of approximately $2.8 million will be paid from available cash on hand.

Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. As discussed below, this program has been extended. Credit Suisse Securities (USA) LLC will administer such purchases. We used available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.

Repurchased shares of our common stock are accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurs.

The Company’s stock repurchase program has been extended at various dates between 2009 through 2012 by our Board of Directors. On July 24, 2012, our Board of Directors approved a fifth supplement to the common stock repurchase program effective August 1, 2012 which reset the repurchase authority to $25.0 million as of August 1, 2012 and extended the purchase period through December 31, 2013. This repurchase authority allows, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. Without exceeding the $25.0 million repurchase authority during the purchase period (August 1, 2012 through December 31, 2013), the maximum repurchase authority for the period August 1, 2012 through December 31, 2012 is $13.5 million and the maximum repurchase authority for the calendar year 2013 is $19.1 million.

Through June 30, 2012 a total of 5,556,331 shares of our common stock has been repurchased under this program for approximately $51.7 million (excluding commissions).

Additional Paid-in Capital. For the six months ended June 30, 2012, additional paid-in capital increased by $0.9 million. The increase in 2012 was due primarily to amortization of stock based compensation and a net issuance of common stock under the 2011 STIP to our CEO after purchase of common stock from the CEO for his tax withholdings.

Net Income per Common Share. Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2012, we acquired a total of 21,657 shares of our common stock from our CEO in payment of required tax withholdings for the common stock awarded to him on March 2, 2012 related to the 2011 STIP. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of June 30, 2012. For the six months ended June 30, 2012, no shares of common stock were repurchased under our common stock repurchase program. For the six months ended June 30, 2012, the effect of 246 potential dilutive common shares was not included in the calculation for diluted net income per share as the impact was anti-dilutive. The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except share and per share amounts)
Net income	$8,447	$18,595	$16,908	$59,246

Weighted average shares of common stock outstanding	22,130,397	22,086,848	22,118,470	22,075,185
Dilutive effect of restricted stock and RSUs	483,120	465,014	483,132	368,232

Weighted average shares of common stock and common stock equivalents	22,613,517	22,551,862	22,601,603	22,443,417

Net income per common share
Basic	$0.38	$0.84	$0.76	$2.68

Diluted	$0.37	$0.82	$0.75	$2.64

(16) Stock Based Compensation – Compensation expense associated with RSUs and restricted stock is recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense for wireless operations was $0.3 million for each of the three months ended June 30, 2012 and 2011, respectively, and $0.5 million for each of the six months ended June 30, 2012 and 2011, respectively. Stock based compensation expense for software operations was a net benefit of $0.3 million for the three months ended June 30, 2012 and a net expense of $0.2 million for the three months ended June 30, 2011, respectively, and a net benefit of $0.1 million for the six months ended June 30, 2012 and a net expense of $0.2 million for the six months ended June 30, 2011, respectively. Stock based compensation expense for software operations for the three months and six months ended June 30, 2012 included a benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives. The following table reflects the results of operations line items for stock based compensation expense for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Operating Expense Category	2012	2011	2012	2011
	(Dollars in thousands)
Service, rental and maintenance	$6	$6	$12	$11
Selling and marketing	18	16	34	33
General and administrative	(19)	432	396	635

Total stock based compensation	$5	$454	$442	$679

(17) Research and Product Development – Research and product development costs are expensed as incurred and are reflected in service, rental and maintenance expenses. Costs eligible for capitalization were not material to the consolidated financial statements.

(18) Advertising Costs – Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing. We do not incur any direct response advertising costs. Advertising expenses were $13,000 and $7,100 for the three months ended June 30, 2012 and 2011, respectively, and $18,100 and $12,400 for the six months ended June 30, 2012 and 2011, respectively, for wireless operations. Advertising expenses were $0.2 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively, for software operations.

(19) Income Taxes – We file our income tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our Federal income tax returns have been examined by the IRS through the year ended December 31, 2008. Amcom’s separate Federal income tax returns have been audited through the fiscal year ended March 31, 2010 (2009 return). Amcom’s final separate company Federal income tax return was filed for the stub period ended on March 2, 2011 (2010 return) on August 15, 2011.

We are required to evaluate the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. At June 30, 2012, we had total deferred income tax assets of $165.3 million and a valuation allowance of $115.8 million resulting in an estimated recoverable amount of deferred income tax assets of $49.5 million. This reflected a change from the December 31, 2011 balance of deferred income tax assets of $175.9 million and a valuation allowance of $115.7 million resulting in an estimated recoverable amount of $60.2 million. The change reflected the expected usage of the deferred income tax assets based on the estimates of 2012 taxable income.

At June 30, 2012 and December 31, 2011, the balance of the valuation allowance was $115.8 million and $115.7 million, respectively. Included in the valuation allowance were $0.6 million and $0.7 million for foreign operations at June 30, 2012 and December 31, 2011, respectively.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% due to the effect of changes to the deferred income tax asset valuation allowance, the effect of state income taxes, foreign rate differential, permanent differences between book and taxable income, and certain discrete items.

As of December 31, 2011, we had approximately $421.6 million of Federal net operating losses (“NOLs”) available to offset future taxable income after considering estimated NOLs of $63.6 million to be utilized in preparing the 2011 Federal income tax return, which must be filed by September 15, 2012. This amount is net of the Internal Revenue Code Section 382 (“IRC Section 382”) limitation. The IRC Section 382 limited NOLs as of January 1, 2012 totaled $61.0 million which may be used at a rate of $6.1 million per year.

(20) Related Party Transactions – A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to our Company. For the three months ended June 30, 2012 and 2011, we paid that entity $1.0 million and $2.0 million, respectively, and for the six months ended June 30, 2012 and 2011, we paid that entity $2.4 million and $4.7 million, respectively, in site rent expenses for wireless operations that were included in service, rental and maintenance expenses.

(21) Commitments and Contingencies – In May 2012, we contracted for a managed service-hosting provider for certain computer support services over a three-year contract term for $0.5 million.

We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

The following amends and restates the description of previously reported legal contingencies in the 2011 Annual Report for which there has been a material development during the quarter ended June 30, 2012.

Filed Litigation. On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The Plaintiffs seek damages of $21.0 million jointly and severally from the Defendants.

We are fully insured for these damages and our defense against this claim has been assumed by the insurance carrier who has designated legal counsel to handle this lawsuit on our behalf. We do not expect the monetary settlement of this lawsuit, if any, would have a material impact on our financial condition or results of operations.

(22) Segment Reporting – With the acquisition of Amcom on March 3, 2011, we currently have two reportable operating segments: a Wireless segment and a Software segment. These segments are operated and managed as strategic business units and are organized by products and services. We measure and evaluate our segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.

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

The following table presents the key financial metrics of our segments for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011(1)
	(Dollars in thousands)
Revenues:
Wireless	$42,783	$52,091	$87,048	$104,627
Software	13,178	13,080	25,648	17,879

Total revenues	55,961	65,171	112,696	122,506

Operating expenses:
Wireless	28,872	35,314	58,459	74,931
Software	13,279	13,694	26,170	18,036

Total operating expenses	42,151	49,008	84,629	92,967

Operating income (loss):
Wireless	13,911	16,777	28,589	29,696
Software	(101)	(614)	(522)	(157)

Total operating income	$13,810	$16,163	$28,067	$29,539

EBITDA (as defined by the Company):
Wireless	$16,765	$20,395	$34,258	$37,346
Software	1,651	1,066	2,930	2,030

Total EBITDA	18,416	21,461	37,188	39,376

% of revenue	32.9%	32.9%	33.0%	32.1%
Capital expenditures:
Wireless	2,854	1,721	4,373	3,215
Software	34	133	66	140

Total capital expenditures	2,888	1,854	4,439	3,355

OCF (as defined by the Company):
Wireless	13,911	18,674	29,885	34,131
Software	1,617	933	2,864	1,890

Total OCF	$15,528	$19,607	$32,749	$36,021

% of revenue	27.7%	30.1%	29.1%	29.4%

(1)	Software operations reflect financial results from March 3, 2011 to June 30, 2011 and are net of reduction to maintenance revenue as required by acquisition accounting to reflect fair value.

Segment information for total assets is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements and information relating to USA Mobility, Inc. and its subsidiaries (“USA Mobility” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “will”, “target”, “forecast” and similar expressions, as they relate to USA Mobility are forward-looking statements.

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

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of June 30, 2012		As of March 31, 2012		As of June 30, 2011
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,477	93.3%	1,508	93.2%	1,656	93.1%
Indirect	106	6.7%	109	6.8%	123	6.9%

Total	1,583	100.0%	1,617	100.0%	1,779	100.0%

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of June 30, 2012		As of March 31, 2012		As of June 30, 2011
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	58	3.9%	61	4.1%	74	4.5%
4 to 10 Units	35	2.3%	37	2.5%	45	2.7%
11 to 50 Units	82	5.6%	86	5.7%	106	6.4%
51 to 100 Units	52	3.6%	54	3.6%	68	4.1%
101 to 1000 Units	356	24.1%	373	24.7%	411	24.8%
> 1000 Units	894	60.5%	897	59.4%	952	57.5%

Total direct units in service	1,477	100.0%	1,508	100.0%	1,656	100.0%

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

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of June 30, 2012		As of March 31, 2012		As of June 30, 2011
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,453	91.8%	1,483	91.7%	1,630	91.6%
Two-way messaging	130	8.2%	134	8.3%	149	8.4%

Total	1,583	100.0%	1,617	100.0%	1,779	100.0%

The demand for one-way and two-way messaging services declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the weak United States economy and high unemployment rates nationwide. To the extent that unemployment rates may remain high or increase for the remainder of 2012, we anticipate an unfavorable impact on the level of subscriber cancellations.

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

The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2012		March 31, 2012		June 30, 2011
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)
Direct	53	84	44	91	61	104
Indirect	2	5	1	5	5	11

Total	55	89	45	96	66	115

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2012		March 31, 2012		June 30, 2011
1 to 3 Units	(5.7%	)	(6.2%	)	(6.3%	)
4 to 10 Units	(6.2%	)	(6.2%	)	(6.8%	)
11 to 50 Units	(4.1%	)	(7.1%	)	(6.5%	)
51 to 100 Units	(2.4%	)	(3.9%	)	(5.4%	)
101 to 1000 Units	(4.7%	)	(1.7%	)	(3.3%	)
> 1000 Units	(0.3%	)	(2.7%	)	(1.0%	)

Total direct net unit loss %	(2.0%	)	(3.0%	)	(2.6%	)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	June 30, 2012	March 31, 2012	June 30, 2011
Direct	$8.62	$8.67	$8.92
Indirect	5.97	6.14	6.40
Consolidated	8.45	8.50	8.74

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The decrease in consolidated ARPU for the quarter ended June 30, 2012 from the previous quarters was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2012 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2012	March 31, 2012	June 30, 2011
1 to 3 Units	$15.49	$15.49	$15.74
4 to 10 Units	14.40	14.45	14.65
11 to 50 Units	12.24	12.15	12.38
51 to 100 Units	10.35	10.52	10.68
101 to 1000 Units	9.01	9.04	9.10
> 1000 Units	7.34	7.35	7.49

Total direct ARPU	$8.62	$8.67	$8.92

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

Sales. We sell our software products through a direct and channel sales force. The direct sales effort is geographically focused with the exception of dedicated government and certain large enterprise sales specialists. The direct sales force targets unified communication executives such as chief information officers, information technology directors, telecommunications directors and contact center managers. The timing for a direct sale from initial contact to final sale ranges from 6 to 18 months depending on the type of software solution. The average size for a new sale is approximately $135,000, with the sale of additional modules or software upgrades estimated at $80,000.

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

Product Development. We maintain a product development group focused on developing new software products and enhancing existing products. Our product development group, supported by a limited group of external developers, uses a methodology that balances enhancement requests from a number of sources including customers, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenues, customer/employee satisfaction, possible cost savings and development time and expense.

We recognize operations revenue when the application is installed and operational at the customer location. It consists of software license revenue, professional services revenue and equipment sales. Maintenance revenue is for ongoing support of a software application and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the three months ended June 30, 2012 and 2011 were 98.8% and 99.9%, respectively. Revenue from software operations is included in product and related sales, net in the condensed consolidated results of operations and reflects results from March 3, 2011, the acquisition date. The detailed breakout of revenues by component from software operations was as follows for the periods stated below. Revenue from software operations for the three months and six months ended June 30, 2011 included a reduction of $2.6 million and $3.5 million, respectively, required by acquisition accounting to reflect fair value.

Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011 (1)	2012	2011 (2)
	(Dollars in thousands)
Software licenses	$2,517	$4,557	$4,467	$6,293
Professional services	2,568	2,787	5,019	4,138
Equipment sales	1,610	2,574	3,266	3,370

Total operations revenue	6,695	9,918	12,752	13,801
Maintenance revenue	6,483	3,162	12,896	4,078

Total software operations revenue	$13,178	$13,080	$25,648	$17,879

(1)	Maintenance revenues for the three months ended June 30, 2011 included a reduction of $2.6 million required by acquisition accounting to reflect fair value.
(2)

Software operations revenue reflected results from March 3, 2011 to June 30, 2011. Maintenance revenues for the six months ended June 30, 2011 included a reduction of $3.5 million required by acquisition accounting to reflect fair value.

Each month our software operations receive purchase orders from customers (irrespective of revenue type). These purchase orders are reported as bookings. The following table summarizes total bookings for the periods stated:

Bookings	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011 (1)
	(Dollars in thousands)
Operations revenue	$7,250	$7,900	$14,294	$10,141
Maintenance renewals	7,836	7,258	13,208	8,344

Total bookings	$15,086	$15,158	$27,502	$18,485

(1)	Bookings reflected operations from March 3, 2011 to June 30, 2011.

Software operations reported a backlog of $25.4 million at June 30, 2012, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles our reported backlog at June 30, 2012:

Backlog	June 30, 2012
(Dollars in thousands)
Beginning balance at January 1, 2012	$23,712
Operations bookings for six months	14,294
Maintenance renewals for six months	13,208

Available backlog	$51,214
Operations revenue for six months	(12,752)
Maintenance revenue for six months	(12,896)
Other (1)	(213)

Total backlog at June 30, 2012	$25,353

(1)	Other reflects cancellations and other adjustments.

Operations - Consolidated

Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management; these operating expenses are categorized as follows:

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

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three months and six months ended June 30, 2012 and 2011, respectively.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the wireless operations. We have reduced our wireless employee base by approximately 13.5% to 411 full-time equivalent employees (“FTEs”) at June 30, 2012 from 475 FTEs at June 30, 2011. We anticipate continued staffing reductions in 2012 for wireless operations, consistent with the subscriber and revenue trends, and we have accrued post-employment benefits for these anticipated staffing reductions. We expect staffing increases associated with our software operations to support our software revenue growth. The software operations had 275 FTEs at June 30, 2012, an increase of 10.9% from 248 FTEs at June 30, 2011.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 8.7% to 4,795 active transmitters at June 30, 2012 from 5,253 active transmitters at June 30, 2011.

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

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended June 30, 2012 and 2011

	For the Three Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software(1)	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$41,114	$—	$41,114	$49,286	$—	$49,286	$(8,172)	(16.6%	)
Product and related sales, net	1,669	13,178	14,847	2,805	13,080	15,885	(1,038)	(6.5%	)

Total	$42,783	$13,178	$55,961	$52,091	$13,080	$65,171	$(9,210)	(14.1%	)

Selected operating expenses:
Cost of products sold	$156	$5,060	$5,216	$1,171	$5,907	$7,078	$(1,862)	(26.3%	)
Service, rental and maintenance	11,464	2,428	13,892	14,211	1,976	16,187	(2,295)	(14.2%	)
Selling and marketing	2,972	2,947	5,919	3,946	2,642	6,588	(669)	(10.2%	)
General and administrative	11,426	1,068	12,494	12,351	1,489	13,840	(1,346)	(9.7%	)
Severance and restructuring	—	24	24	17	—	17	7	41.2%

Total	$26,018	$11,527	$37,545	$31,696	$12,014	$43,710	$(6,165)	(14.1%	)

FTEs	411	275	686	475	248	723	(37)	(5.1%	)

Active transmitters	4,795	—	4,795	5,253	—	5,253	(458)	(8.7%	)

(1)	Software operations are net of a reduction to maintenance revenue required by acquisition accounting to reflect fair value.

Revenues - Wireless

Our total revenues were $42.8 million and $52.1 million for the three months ended June 30, 2012 and 2011, respectively. Service, rental and maintenance revenues, net consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales, net consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Three Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$33,353	$38,357
Two-way messaging	5,264	6,542

	$38,617	$44,899

Indirect:
One-way messaging	$1,308	$1,666
Two-way messaging	623	754

	$1,931	$2,420

Total paging:
One-way messaging	$34,661	$40,023
Two-way messaging	5,887	7,296

Total paging revenue	40,548	47,319
Non-paging revenue	566	1,967

Total service, rental and maintenance revenues, net	$41,114	$49,286

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2012 and 2011 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of June 30,			For the Three Months Ended June 30,			Change Due To:
	2012	2011	Change	2012(1)	2011(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,453	1,630	(177)	$34,661	$40,023	$(5,362)	$(875)	$(4,487)
Two-way messaging	130	149	(19)	5,887	7,296	(1,409)	(540)	(869)

Total	1,583	1,779	(196)	$40,548	$47,319	$(6,771)	$(1,415)	$(5,356)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues - Software

Product and related sales for software operations were $13.2 million and $13.1 million for the three months ended June 30, 2012 and 2011, respectively, which reflect software license revenue, professional services revenue, equipment sales, and maintenance revenue. Operations revenue from software licenses, professional services, and equipment sales was $6.7 million and $9.9 million for the three months ended June 30, 2012 and 2011, respectively. Operations revenue decreased by $3.2 million during the three months ended June 30, 2012 compared to the same period in 2011 due to a significant sale that was recognized during the three months ended June 30, 2011. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. Maintenance revenue was $6.5 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2011, maintenance revenue was reduced by $2.6 million to reflect the reduction to fair value as required by acquisition accounting. The table below details total product and related sales, net for software operations for the periods stated:

Revenue	For the Three Months Ended June 30,
	2012	2011 (1)
	(Dollars in thousands)
Software licenses	$2,517	$4,557
Professional services	2,568	2,787
Equipment sales	1,610	2,574

Total operations revenue	6,695	9,918
Maintenance revenue	6,483	3,162

Total software operations revenue	$13,178	$13,080

(1)	Revenue is net of a reduction of $2.6 million to maintenance revenue required by acquisition accounting to reflect fair value.

Operating Expenses - Consolidated

Cost of Products Sold. Cost of products sold consisted primarily of the following significant items:

	For the Three Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$2,324	$2,324	$—	$2,156	$2,156	$168	7.8%
Cost of sales	156	2,278	2,434	1,171	3,092	4,263	(1,829)	(42.9%	)
Other	—	458	458	—	659	659	(201)	(30.5%	)

Total cost of products sold	$156	$5,060	$5,216	$1,171	$5,907	$7,078	$(1,862)	(26.3%	)

FTEs	—	115	115	—	112	112	3	2.7%

As illustrated in the table above, cost of products sold for the three months ended June 30, 2012 decreased $1.8 million from the same period in 2011 due to the following variances:

•

Payroll and related — The increase of $0.2 million in payroll and related expenses was due to installation costs associated with the software operations. Total FTEs who performed software installations as of June 30, 2012 and 2011 were 115 FTEs and 112 FTEs, respectively.

•

Cost of sales — The decrease of $1.8 million in cost of sales was mainly due to lower cost basis of devices sold to or lost by wireless operations’ customers of $1.0 million and due to lower cost of sales of hardware and third-party software of $0.8 million for software operations.

•	Other — The decrease of $0.2 million in other expenses was primarily due to lower miscellaneous expenses associated with installation services in the software operations.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Three Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$4,421	$—	$4,421	$5,962	$—	$5,962	$(1,541)	(25.8%	)
Telecommunications	2,346	—	2,346	2,868	12	2,880	(534)	(18.5%	)
Payroll and related	3,625	1,735	5,360	4,124	1,438	5,562	(202)	(3.6%	)
Stock based compensation	6	—	6	6	—	6	—	—
Other	1,066	693	1,759	1,251	526	1,777	(18)	(1.0%	)

Total service, rental and maintenance	$11,464	$2,428	$13,892	$14,211	$1,976	$16,187	$(2,295)	(14.2%	)

FTEs	157	64	221	179	56	235	(14)	(6.0%	)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2012 decreased $2.3 million or 14.2% from the same period in 2011 due to the following variances:

•

Site rent — The decrease of $1.5 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations for the wireless operations. Active transmitters declined 8.7% in 2012 from the same period in 2011.

•

Telecommunications — The decrease of $0.5 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2012 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development and technical support personnel. The decrease in payroll and related expenses of $0.2 million was due primarily to the reduction of $0.5 million in payroll and related costs for wireless operations due to headcount reductions of 22 FTEs to 157 FTEs at June 30, 2012 from 179 FTEs at June 30, 2011, partially offset by the increase of $0.3 million of payroll and related costs for software operations. Software operations FTEs increased by 8 FTEs to 64 FTEs at June 30, 2012 from 56 FTEs at June 30, 2011.

•

Stock based compensation — Stock based compensation expenses during the three months ended June 30, 2012 were consistent with the same period in 2011. Stock based compensation expenses represented amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees under the 2009 Long-Term Incentive Plan (“LTIP”).

•

Other — The decrease of $18,000 in other expenses was primarily due to a decrease of $0.2 million in wireless operations mainly due to a reduction in repairs and maintenance expenses, offset by an increase in outside service expenses of $0.2 million for external product development support for software operations.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Three Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$1,912	$1,632	$3,544	$2,293	$1,274	$3,567	$(23)	(0.6%	)
Commissions	824	519	1,343	1,285	663	1,948	(605)	(31.1%	)
Stock based compensation	18	—	18	16	—	16	2	12.5%
Other	218	796	1,014	352	705	1,057	(43)	(4.1%	)

Total selling and marketing	$2,972	$2,947	$5,919	$3,946	$2,642	$6,588	$(669)	(10.2%	)

FTEs	88	66	154	113	53	166	(12)	(7.2%	)

As indicated in the table above, selling and marketing expenses for the three months ended June 30, 2012 decreased by $0.7 million, or 10.2%, from the same period in 2011. Selling and marketing expenses consisted primarily of payroll and related expenses, which decreased slightly for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a reduction of $0.4 million in payroll and related costs for wireless operations due to headcount reductions of 25 FTEs to 88 FTEs at June 30, 2012 from 113 FTEs at June 30, 2011, offset by an increase of payroll and related costs of $0.4 million for software operations. Software operations FTEs increased by 13 FTEs to 66 FTEs at June 30, 2012 from 53 FTEs at June 30, 2011. The sales and marketing staff are all involved in selling our paging and software products and services domestically and internationally, as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. Due to the longer sales cycle for our software products we have increased the number of software sales and marketing staff with the intention of increasing our potential sales opportunities. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees.

Commission expenses decreased by $0.6 million for the three months ended June 30, 2012 compared to the same period in 2011 due primarily to a reduction of commission expenses for wireless operations of $0.5 million in line with the revenue and subscriber erosion and a reduction in commission expenses for software operations of $0.1 million. Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP. The decrease of $43,000 in other expenses for the three months ended June 30, 2012 compared to the same period in 2011 was primarily due to a reduction in outside service expenses of $67,000 and rewards and recognition expenses of $65,000 in our wireless operations, partially offset by an increase in advertising expenses of $0.1 million in our software operations.

General and Administrative. General and administrative expenses consisted of the following significant items:

	For the Three Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$5,148	$824	$5,972	$5,397	$1,384	$6,781	$(809)	(11.9%	)
Stock based compensation	254	(273)	(19)	215	217	432	(451)	(104.4%	)
Bad debt	171	99	270	(150)	70	(80)	350	437.5%
Facility rent	542	326	868	723	312	1,035	(167)	(16.1%	)
Telecommunications	341	102	443	394	96	490	(47)	(9.6%	)
Outside services	2,347	111	2,458	2,427	106	2,533	(75)	(3.0%	)
Taxes, licenses and permits	1,367	59	1,426	2,190	—	2,190	(764)	(34.9%	)
Other	1,256	(180)	1,076	1,155	(696)	459	617	134.4%

Total general and administrative	$11,426	$1,068	$12,494	$12,351	$1,489	$13,840	$(1,346)	(9.7%	)

FTEs	166	30	196	183	27	210	(14)	(6.7%	)

As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2012 decreased $1.3 million, or 9.7%, from the same period in 2011 due primarily to lower payroll and related expenses, tax, license and permit expenses and stock based compensation expenses. Total general and administrative expenses decreased for the three months ended June 30, 2012 compared to the same period in 2011 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.8 million due primarily to lower payroll and related expenses of $0.6 million for software operations and lower payroll and related expenses of $0.2 million for wireless operations reflecting headcount reductions of 17 FTEs to 166 FTEs at June 30, 2012 from 183 FTEs at June 30, 2011 for wireless operations. Software operations FTEs increased by 3 FTEs to 30 FTEs at June 30, 2012 from 27 FTEs at June 30, 2011. The lower payroll and related expenses for software operations was due primarily to a one-time benefit of $0.3 million for forfeitures under the 2012 Short-Term Incentive Plan (“STIP”) associated with the departure of two former executives.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans. Stock based compensation expenses decreased by $0.5 million primarily due to a net one-time benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations.

•

Bad debt — The increase of $0.4 million in bad debt expenses is primarily due to a one-time benefit of $0.5 million in the bad debt allowance account during the three months ended June 30, 2011, partially offset by a reduction of $0.1 million for the three months ended June 30, 2012, which reflected our bad debt experience due to the change in the composition of the wireless operations customer base to accounts with a large number of units in service.

•

Facility rent — The decrease of $0.2 million in facility rent expenses was primarily due to lower facility rent expenses of $0.2 million related to the closure of office facilities in the wireless operations as we continue to rationalize our operating requirements to meet lower revenue and customer demand for the wireless operations.

•

Telecommunications — The decrease of $47,000 in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $0.1 million in outside service expenses was primarily due to lower external legal service expenses for wireless operations for the three months ended June 30, 2012 compared to the same period in 2011.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.8 million was primarily due to one-time resolution of various state and local tax audits for wireless operations for the three months ended June 30, 2011 at amounts higher than the originally estimated liabilities.

•

Other — The increase of $0.6 million in other expenses was primarily due to an increase of $0.1 million in financial service expenses for the wireless operations and an increase of $0.5 million for the software operations, which consisted of office expenses of $0.1 million and various other miscellaneous expenses of $0.4 million.

Severance and Restructuring. Severance and restructuring expenses increased to $24,000 for the three months ended June 30, 2012 compared to $17,000 for the same period in 2011, which consisted of lease restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations. Severance and restructuring expenses of $24,000 for the three months ended June 30, 2012 were all related to severance expenses for software operations due to involuntary terminations.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $4.6 million for the three months ended June 30, 2012 compared to $5.3 million for the same period in 2011. There were $0.4 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.3 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $22,000 decrease in amortization expenses and $17,000 decrease in accretion expenses for the three months ended June 30, 2012 compared to the same period in 2011. Depreciation, amortization and accretion expenses for software operations represented $1.7 million of the total $4.6 million in depreciation, amortization and accretion expenses for the three months end June 30, 2012 and $1.7 million of the total $5.3 million in depreciation, amortization and accretion expenses for the three months ended June 30, 2011.

Interest Expense, Net; Other Income, Net and Income Tax Expense

Interest Expense, Net. Net interest expense decreased to $0.1 million for the three months ended June 30, 2012 from $0.9 million for the same period in 2011. This decrease was primarily due to minimal interest on debt for the three months ended June 30, 2012 associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012. As of June 30, 2012, we have no debt outstanding.

Other Income, Net. Net other income decreased to $0.4 million for the three months ended June 30, 2012 from $7.7 million of other income, net, for the same period in 2011. The other income recorded during the three months ended June 30, 2011 was primarily related to the gain on the sale of narrowband personal communications service licenses to Sensus USA, Inc. (“Sensus”) in 2011 of $7.5 million.

Income Tax Expense. Income tax expense for the three months ended June 30, 2012 was $5.7 million, an increase of $1.3 million from $4.4 million of income tax expense for the three months ended June 30, 2011. The following is the effective tax rate reconciliation for the three months ended June 30, 2012 and 2011, respectively:

	For the Three Months Ended June 30,
	2012			2011
	(Dollars in thousands)
Income before income tax expense	$14,180			$22,967

Income tax expense at the Federal statutory rate	$4,963	35.00%		$8,038	35.00%
State income taxes, net of Federal benefit	444	3.13%		731	3.18%
Change in valuation allowance	(27)	(0.19%	)	(4,884)	(21.27%	)
State income tax audit	248	1.75%		—	—
Other	105	0.74%		487	2.13%

Income tax expense	$5,733	40.43%		$4,372	19.04%

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Six Months Ended June 30, 2012 and 2011

	For the Six Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software(1)	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$83,592	$—	$83,592	$99,478	$—	$99,478	$(15,886)	(16.0%	)
Product and related sales, net	3,456	25,648	29,104	5,149	17,879	23,028	6,076	26.4%

Total	$87,048	$25,648	$112,696	$104,627	$17,879	$122,506	$(9,810)	(8.0%	)

Selected operating expenses:
Cost of products sold	$329	$9,703	$10,032	$1,834	$7,674	$9,508	$524	5.5%
Service, rental and maintenance	23,498	4,697	28,195	30,027	2,625	32,652	(4,457)	(13.7%	)
Selling and marketing	6,020	5,552	11,572	7,779	3,733	11,512	60	0.5%
General and administrative	22,934	2,729	25,663	27,591	1,817	29,408	(3,745)	(12.7%	)
Severance and restructuring	9	37	46	50	—	50	(4)	(8.0%	)

Total	$52,790	$22,718	$75,508	$67,281	$15,849	$83,130	$(7,622)	(9.2%	)

FTEs	411	275	686	475	248	723	(37)	(5.1%	)

Active transmitters	4,795	—	4,795	5,253	—	5,253	(458)	(8.7%	)

(1)	Software operations reflect financial results from March 3, 2011 to June 30, 2011 and are net of the reduction to maintenance revenue required by acquisition accounting to reflect fair value.

Revenues - Wireless

Our total revenues were $87.0 million and $104.6 million for the six months ended June 30, 2012 and 2011, respectively. Service, rental and maintenance revenues, net consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales, net consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$67,615	$77,562
Two-way messaging	10,824	13,366

	$78,439	$90,928

Indirect:
One-way messaging	$2,711	$3,451
Two-way messaging	1,273	1,568

	$3,984	$5,019

Total paging:
One-way messaging	$70,326	$81,013
Two-way messaging	12,097	14,934

Total paging revenue	82,423	95,947
Non-paging revenue	1,169	3,531

Total service, rental and maintenance revenues, net	$83,592	$99,478

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2012 and 2011 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of June 30,			For the Six Months Ended June 30,			Change Due To:
	2012	2011	Change	2012(1)	2011(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,453	1,630	(177)	$70,326	$81,013	$(10,687)	$(1,887)	$(8,800)
Two-way messaging	130	149	(19)	12,097	14,934	(2,837)	(376)	(2,461)

Total	1,583	1,779	(196)	$82,423	$95,947	$(13,524)	$(2,263)	$(11,261)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues - Software

Product and related sales for software operations were $25.6 million and $17.9 million for the six months ended June 30, 2012 and 2011, respectively, which reflect software license revenue, professional services revenue, equipment sales, and maintenance revenue. Revenue recognized for the software operations in 2011 reflects results from March 3, 2011, the date of acquisition. Operations revenue from software licenses, professional services, and equipment sales was $12.7 million and $13.8 million for the six months ended June 30, 2012 and 2011, respectively. Operations revenue decreased by $1.1 million during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to a significant sale that was recognized during the six months ended June 30, 2011. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. Maintenance revenue was $12.9 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively. For the period of March 3, 2011 through June 30, 2011, maintenance revenue was reduced by $3.5 million to reflect the reduction to fair value as required by acquisition accounting. The table below details total product and related sales, net for software operations for the periods stated:

Revenue	For the Six Months Ended June 30,
	2012	2011 (1)
	(Dollars in thousands)
Software licenses	$4,467	$6,293
Professional services	5,019	4,138
Equipment sales	3,266	3,370

Total operations revenue	12,752	13,801
Maintenance revenue	12,896	4,078

Total software operations revenue	$25,648	$17,879

(1)

Software operations revenue reflects results from March 3, 2011 to June 30, 2011. Revenue is net of a reduction to maintenance revenue of $3.5 million required by acquisition accounting to reflect fair value.

Operating Expenses - Consolidated

General. Software operations results for the six months ended June 30, 2011 reflect operations from March 3, 2011 to June 30, 2011.

Cost of Products Sold. Cost of products sold consisted primarily of the following significant items:

	For the Six Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$4,692	$4,692	$—	$2,833	$2,833	$1,859	65.6%
Cost of sales	329	4,142	4,471	1,834	3,965	5,799	(1,328)	(22.9%	)
Other	—	869	869	—	876	876	(7)	(0.8%	)

Total cost of products sold	$329	$9,703	$10,032	$1,834	$7,674	$9,508	$524	5.5%

FTEs	—	115	115	—	112	112	3	2.7%

As illustrated in the table above, cost of products sold for the six months ended June 30, 2012 increased $0.5 million from the same period in 2011 due to the following variances:

•

Payroll and related — The increase of $1.9 million in payroll and related expenses was due to installation costs associated with the software operations. Total FTEs who performed software installations as of June 30, 2012 and 2011 were 115 FTEs and 112 FTEs, respectively.

•

Cost of sales — The decrease of $1.3 million in cost of sales was due to $1.5 million reduction to wireless operations’ costs due to the lower cost basis of devices sold to or lost by wireless operations’ customers, partially offset by an increase in cost of sales of hardware and third-party software of $0.2 million for software operations.

•	Other — Other expenses associated with installation services costs in the software operations for the six months ended June 30, 2012 decreased slightly compared to the same period in 2011.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Six Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$9,212	$—	$9,212	$12,843	$—	$12,843	$(3,631)	(28.3%	)
Telecommunications	4,658	—	4,658	5,967	15	5,982	(1,324)	(22.1%	)
Payroll and related	7,444	3,445	10,889	8,417	1,914	10,331	558	5.4%
Stock based compensation	12	—	12	11	—	11	1	9.1%
Other	2,172	1,252	3,424	2,789	696	3,485	(61)	(1.8%	)

Total service, rental and maintenance	$23,498	$4,697	$28,195	$30,027	$2,625	$32,652	$(4,457)	(13.7%	)

FTEs	157	64	221	179	56	235	(14)	(6.0%	)

As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2012 decreased $4.5 million or 13.7% from the same period in 2011 due to the following variances:

•

Site rent — The decrease of $3.6 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations for the wireless operations. Active transmitters declined 8.7% in 2012 from the same period in 2011.

•

Telecommunications — The decrease of $1.3 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2012 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development and technical support personnel. The increase in payroll and related expenses of $0.6 million was due primarily to the increase of $1.6 million of payroll and related costs for software operations, partially offset by a reduction of $1.0 million in payroll and related costs for wireless operations due to headcount reductions of 22 FTEs to 157 FTEs at June 30, 2012 from 179 FTEs at June 30, 2011. Software operations FTEs increased by 8 FTEs to 64 FTEs at June 30, 2012 from 56 FTEs at June 30, 2011.

•

Stock based compensation — Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP.

•

Other — The decrease of $0.1 million in other expenses was due primarily to a decrease in office expenses of $0.5 million and a decrease in repairs and maintenance expenses of $0.2 million for wireless operations, partially offset by an increase in outside service expenses of $0.5 million and various other expenses, net of $0.1 million for software operations.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Six Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$3,972	$3,131	$7,103	$4,787	$1,684	$6,471	$632	9.8%
Commissions	1,546	1,050	2,596	2,287	1,075	3,362	(766)	(22.8%	)
Stock based compensation	34	—	34	33	—	33	1	3.0%
Other	468	1,371	1,839	672	974	1,646	193	11.7%

Total selling and marketing	$6,020	$5,552	$11,572	$7,779	$3,733	$11,512	$60	0.5%

FTEs	88	66	154	113	53	166	(12)	(7.2%	)

As indicated in the table above, selling and marketing expenses for the six months ended June 30, 2012 increased by $0.1 million, or 0.5%, from the same period in 2011. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.6 million or 9.8% for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the increase of payroll and related costs of $1.4 million for software operations, partially offset by a reduction of $0.8 million in payroll and related costs for wireless operations due to headcount reductions of 25 FTEs to 88 FTEs at June 30, 2012 from 113 FTEs at June 30, 2011. Software operations FTEs increased by 13 FTEs to 66 FTEs at June 30, 2012 from 53 FTEs at June 30, 2011. The sales and marketing staff are all involved in selling our paging and software products and services domestically and internationally, as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. Due to the longer sales cycle for our software products we have increased the number of software sales and marketing staff with the intention of increasing our potential sales opportunities. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees.

Commission expenses decreased by $0.8 million for the six months ended June 30, 2012 compared to the same period in 2011 due primarily to a reduction of commission expenses for wireless operations of $0.8 million in line with the revenue and subscriber erosion. The increase of $0.2 million in other expenses for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to increases in travel and entertainment expenses, outside service expenses, advertising expenses totaling $0.3 million and miscellaneous expenses of $0.1 million in our software operations, partially offset by reductions in travel and entertainment expenses, outside service expenses and rewards and recognition expenses totaling $0.2 million in our wireless operations.

General and Administrative. General and administrative expenses consisted of the following significant items:

	For the Six Months Ended June 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$10,443	$2,019	$12,462	$11,074	$1,779	$12,853	$(391)	(3.0%	)
Stock based compensation	473	(77)	396	418	217	635	(239)	(37.6%	)
Bad debt	348	156	504	243	93	336	168	50.0%
Facility rent	999	675	1,674	1,449	409	1,858	(184)	(9.9%	)
Telecommunications	682	173	855	837	123	960	(105)	(10.9%	)
Outside services	4,665	240	4,905	7,613	148	7,761	(2,856)	(36.8%	)
Taxes, licenses and permits	2,855	72	2,927	3,522	—	3,522	(595)	(16.9%	)
Other	2,469	(529)	1,940	2,435	(952)	1,483	457	30.8%

Total general and administrative	$22,934	$2,729	$25,663	$27,591	$1,817	$29,408	$(3,745)	(12.7%	)

FTEs	166	30	196	183	27	210	(14)	(6.7%	)

As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2012 decreased $3.7 million, or 12.7%, from the same period in 2011 due primarily to lower outside service expenses and tax, license and permit expenses. The 2011 outside service expenses included one-time acquisition related costs of $2.7 million for wireless operations. Total general and administrative expenses decreased for the six months ended June 30, 2012 compared to the same period in 2011 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.4 million primarily due to lower payroll and related expenses of $0.6 million for wireless operations reflecting headcount reductions of 17 FTEs to 166 FTEs at June 30, 2012 from 183 FTEs at June 30, 2011 for wireless operations, partially offset by higher payroll and related expenses of $0.2 million for software operations. Software operations FTEs increased by 3 FTEs to 30 FTEs at June 30, 2012 from 27 FTEs at June 30, 2011.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans. Stock based compensation expenses decreased by $0.2 million primarily due to a net one-time benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations, partially offset by higher amortization of compensation expenses for both the 2009 LTIP and 2011 LTIP during the six months ended June 30, 2012 compared to the same period in 2011.

•

Bad debt — The increase of $0.2 million in bad debt expenses was primarily due to a one-time benefit in the bad debt allowance account during the six months ended June 30, 2011 in our wireless operations of $0.1 million and by an increase of $0.1 million in bad debt expenses in our software operations during the six months ended June 30, 2012 compared to the same period in 2011.

•

Facility rent — The decrease of $0.2 million in facility rent expenses was primarily due to lower facility rent expenses of $0.5 million related to the closure of office facilities, as we continue to rationalize our operating requirements to meet lower revenue and customer demand for the wireless operations, offset by an increase in facility rent expenses for software operations of $0.3 million.

•

Telecommunications — The decrease of $0.1 million in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $2.9 million in outside service expenses was due primarily to lower external accounting and legal service expenses for the six months ended June 30, 2012 compared to the same period in 2011 due to one-time acquisition and integration related costs of $2.7 million in 2011 and lower customer service expenses of $0.3 million for wireless operations in 2012, partially offset by an increase in outside service expenses of $0.1 million for software operations during the six months ended June 30, 2012 compared to the same period in 2011.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.6 million was primarily due to one-time resolution of various state and local tax audits for wireless operations for the six months ended June 30, 2011 at amounts higher than the originally estimated liabilities.

•

Other — The increase of $0.5 million in other expenses was primarily due to an increase of $0.1 million in financial service expenses for wireless operations and an increase of $0.4 million for office expenses, travel and entertainment expenses, repair and maintenance expenses and various other miscellaneous expenses for the software operations.

Severance and Restructuring. Severance and restructuring expenses decreased to $46,000 for the six months ended June 30, 2012 compared to $50,000 for the same period in 2011, which consisted of lease restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations. Severance and restructuring expenses of $46,000 for the six months ended June 30, 2012 consisted of $37,000 of severance expenses for software operations due to involuntary terminations and $9,000 of restructuring expenses for wireless operations.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $9.1 million for the six months ended June 30, 2012 compared to $9.8 million for the same period in 2011. There were $0.8 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.9 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices and $34,000 reduction in accretion expenses, partially offset by an increase of $1.0 million in amortization expense due to the increase in intangible assets associated with our software operations. Depreciation, amortization and accretion expenses for software operations represented $3.4 million of the total $9.1 million in depreciation, amortization and accretion expenses for the six months end June 30, 2012 and $2.2 million of the total $9.8 million in depreciation, amortization and accretion expenses for the six months ended June 30, 2011.

Interest Expense, Net; Other Income, Net and Income Tax Expense (Benefit)

Interest Expense, Net. Net interest expense decreased to $0.3 million for the six months ended June 30, 2012 from $1.1 million for the same period in 2011. This decrease was primarily due to minimal interest on debt for the six months ended June 30, 2012 associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012. As of June 30, 2012, we have no debt outstanding.

Other Income, Net. Net other income decreased to $0.4 million for the six months ended June 30, 2012 from $7.8 million of net other income for the same period in 2011. The other income recorded during the six months ended June 30, 2011 was primarily related to the gain on the sale of narrowband personal communications service licenses to Sensus in 2011 of $7.5 million.

Income Tax Expense (Benefit). Income tax expense for the six months ended June 30, 2012 was $11.3 million, an increase of $34.3 million from the $23.0 million income tax benefit for the six months ended June 30, 2011. The increase in income tax expense and the effective tax rate reflects no adjustment to the deferred income tax asset valuation allowance in 2012. The benefit associated with the change in the deferred income tax asset valuation account in 2011 reflected the expected additional taxable income associated with the acquisition of Amcom. The following is the effective tax rate reconciliation for the six months ended June 30, 2012 and 2011, respectively:

	For the Six Months Ended June 30,
	2012			2011
	(Dollars in thousands)
Income before income tax expense	$28,187			$36,241

Income tax expense at the Federal statutory rate	$9,865	35.00%		$12,684	35.00%
State income taxes, net of Federal benefit	896	3.18%		1,160	3.20%
Change in valuation allowance	(27)	(0.10%	)	(37,249)	(102.78%	)
State income tax audit	248	0.88%		—	—
Other	297	1.05%		400	1.10%

Income tax expense (benefit)	$11,279	40.01%		$(23,005)	(63.48%	)

Liquidity and Capital Resources - Consolidated

Cash and Cash Equivalents

At June 30, 2012, we had cash and cash equivalents of $41.0 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We intend to use our cash on hand to provide working capital, to support operations, and to return value to stockholders by cash dividends and repurchases of our common stock. We may also consider using cash to fund acquisitions of assets of other businesses that we believe will provide a measure of growth or revenue stability while supporting our operating structure.

The significant decrease in cash and cash equivalents at June 30, 2012 compared to December 31, 2011 reflects the use of available cash to repay a significant portion of the debt incurred in the acquisition of Amcom.

Overview

Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2012, should be adequate to meet anticipated cash requirements for both our wireless and software businesses for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability in our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing beyond the availability in our revolving credit facility would be available on acceptable terms. As of June 30, 2012, our available cash on hand was $41.0 million and our available borrowing capacity under our revolving credit facility was $40.0 million (see Borrowings below).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Six Months Ended June 30,		Change Between
	2012	2011	2012 and 2011
	(Dollars in thousands)
Net cash provided by operating activities	$33,759	$32,836	$923
Net cash used in investing activities	(7,121)	(130,037)	(122,916)
Net cash used in financing activities	(39,325)	(2,549)	36,776

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

	For the Six Months Ended June 30,		Change Between 2012 and 2011
	2012	2011
	(Dollars in thousands)
Cash received from customers	$112,706	$122,841	$(10,135)

Cash paid for
Payroll and related costs	37,458	39,163	(1,705)
Site rent costs	9,441	13,224	(3,783)
Telecommunication costs	5,353	6,451	(1,098)
Interest costs	127	856	(729)
Other operating costs	26,568	30,311	(3,743)

	78,947	90,005	(11,058)

Net cash provided by operating activities	$33,759	$32,836	$923

Net cash provided by operating activities increased $0.9 million for the six months ended June 30, 2012 compared to the same period in 2011. Cash received from customers decreased $10.1 million for the six months ended June 30, 2012 from the same period in 2011. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to lower revenue of $9.8 million, lower deferred revenue of $2.3 million, partially offset by higher customer deposits, accounts receivable and accrued sales tax of $2.0 million.

The decline in cash received from customers was offset by the reductions in cash paid for operating activities as follows:

•	Cash payments for payroll and related costs decreased $1.7 million due primarily to reductions in payroll and related costs for wireless operations.

•

Cash payments for site rent costs decreased $3.8 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2012 for wireless operations.

•

Cash payments for telecommunication costs decreased $1.1 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless operations.

•	Cash payments for interest costs decreased $0.7 million primarily due to less interest on debt associated with the Amcom acquisition as principal payments were paid to eliminate the debt amount.

•

Cash payments for other operating costs decreased $3.7 million. The decrease was due primarily to lower outside service costs of $1.9 million (primarily related to one-time acquisition and integration costs in 2011), lower tax, license and permit expenses of $0.6 million, lower office expenses of $0.2 million, and lower various other expenses of $1.0 million in line with the reduction in revenue and subscriber base in the wireless operations.

Net Cash Used In Investing Activities. Net cash used in investing activities decreased $122.9 million for the six months ended June 30, 2012 compared to the same period in 2011 due primarily to the consideration paid, net of cash acquired related to the Amcom acquisition in the first quarter of 2011 of $134.2 million. This decrease was partially offset by $7.5 million of proceeds received from Sensus in 2011 for the sale of the narrow band PCS license, an increase in consideration paid for the IMCO acquisition of $3.0 million and an increase in capital expenditures net of proceeds from disposal of property and equipment in 2012 compared to 2011 of $0.8 million.

Net Cash Used In Financing Activities. Net cash used in financing activities increased $36.8 million for the six months ended June 30, 2012 from the same period in 2011 due to the repayment of debt of $14.1 million during the six months ended June 30, 2012. In addition, issuance of debt in 2011 associated with the Amcom acquisition of $24.0 million was partially offset by $1.3 million in deferred financing costs related to the debt recorded in the first quarter of 2011.

Cash Dividends to Stockholders. For both the six months ended June 30, 2012 and 2011, we paid a total of $11.1 million (or $0.50 per share of common stock) in cash dividends for each of the six month periods.

Future Cash Dividends to Stockholders. On July 30, 2012, our Board of Directors reset the quarterly dividend distribution rate to $0.125 per share of common stock from $0.25 per share of common stock and declared a regular quarterly dividend distribution of $0.125 per share of common stock, with a record date of August 17, 2012, and a payment date of September 7, 2012. This dividend distribution of approximately $2.8 million will be paid from available cash on hand.

Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program for us to repurchase our common stock in the open market. Credit Suisse Securities (USA) LLC will administer such purchases. We expect to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.

During 2011 our common stock repurchase program was suspended due to the acquisition of our software operations. On July 24, 2012, our Board of Directors approved a fifth supplement to the common stock repurchase program effective August 1, 2012 and extended the purchase period through December 31, 2013. This repurchase authority allows, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. Without exceeding the $25.0 million repurchase authority during the purchase period (August 1, 2012 through December 31, 2013), the maximum repurchase authority for the period August 1, 2012 through December 31, 2012 is $13.5 million and the maximum repurchase authority for the calendar year 2013 is $19.1 million. (See Note 15 of Unaudited Notes to Condensed Consolidated Financial Statements for further discussion on our common stock repurchase program.)

Borrowings. On November 8, 2011 we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility is September 3, 2015. The Amended Credit Agreement also revised the London Interbank Offered Rate (“LIBOR”) definition to eliminate the LIBOR floor and reduced the interest rate margin to 3.25%. The debt is secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us.

On April 6, 2012, we repaid the $3.3 million that was outstanding under the Amended Credit Agreement. As of June 30, 2012, the Amended Credit Agreement remains in effect with $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million. The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement. As of June 30, 2012, we had no debt outstanding. (See Note 13 of Unaudited Notes to Condensed Consolidated Financial Statements for further discussion on our long-term debt.)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of June 30, 2012.

Commitments and Contingencies

Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the wireless operations for the three months ended June 30, 2012 and 2011 was approximately $4.7 million and $6.4 million, respectively; and approximately $9.8 million and $13.8 million for the six months ended June 30, 2012 and 2011, respectively. Total rent expense under operating leases for the software operations for each of the three months ended June 30, 2012 and 2011 was $0.3 million, respectively, and for the six months ended June 30, 2012 and 2011 was $0.6 million and $0.4 million, respectively.

Other Commitments. In May 2012, we contracted with a managed service-hosting provider for certain computer support services over a three-year contract term for $0.5 million.

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

Contingencies. We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

See Note 21 of Unaudited Notes to Condensed Consolidated Financial Statements for legal proceedings during the quarter ended June 30, 2012.

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

Non-GAAP Financial Measures

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual STIP for our wireless and software operations. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows for the periods stated:

	For the Three Months Ended June 30,
	2012			2011
	Wireless	Software	Total	Wireless	Software (1)	Total
	(Dollars in thousands)
Operating income (loss)	$13,911	$(101)	$13,810	$16,777	$(614)	$16,163
Plus: Depreciation, amortization and accretion	2,854	1,752	4,606	3,618	1,680	5,298

EBITDA (as defined by the Company)	16,765	1,651	18,416	20,395	1,066	21,461
Less: Purchases of property and equipment	(2,854)	(34)	(2,888)	(1,721)	(133)	(1,854)

OCF (as defined by the Company)	$13,911	$1,617	$15,528	$18,674	$933	$19,607

(1)	Software operations are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

	For the Six Months Ended June 30,
	2012			2011
	Wireless	Software	Total	Wireless	Software (1)	Total
	(Dollars in thousands)
Operating income (loss)	$28,589	$(522)	$28,067	$29,696	$(157)	$29,539
Plus: Depreciation, amortization and accretion	5,669	3,452	9,121	7,650	2,187	9,837

EBITDA (as defined by the Company)	34,258	2,930	37,188	37,346	2,030	39,376
Less: Purchases of property and equipment	(4,373)	(66)	(4,439)	(3,215)	(140)	(3,355)

OCF (as defined by the Company)	$29,885	$2,864	$32,749	$34,131	$1,890	$36,021

(1)	Software operations reflect financial results from March 3, 2011 to June 30, 2011 and are net of maintenance revenue reduction required by acquisition accounting to reflect fair value.

Item 3.	Quantitative and Qualitative Disclosures and Market Risk

Long-term Debt

On April 6, 2012, we repaid the remaining $3.3 million of the debt outstanding. As of June 30, 2012, we had no debt outstanding. The Amended Credit Agreement remains in effect with $40.0 million of available borrowing capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 of Unaudited Notes to Condensed Consolidated Financial Statements for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not customarily use derivative instruments to manage our interest rate risk profile. As of June 30, 2012, we have no derivative financial instruments outstanding to manage our interest rate risk.

We conduct a limited amount of business outside the United States. Currently, all transactions are billed and denominated in United States dollars and, consequently, we do not currently have any material exposure to the risk of foreign exchange rate fluctuations.

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

Changes in Internal Control Over Financial Reporting

In addition, our management carried out an evaluation, as required by Rule 13a -15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in our internal control over financial reporting. Effective January 3, 2012, we converted our software operations’ general ledger and related systems to the same systems currently utilized by wireless operations. Except as described above, the CEO and CFO concluded that there were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that our disclosure controls and procedures were operating effectively as of June 30, 2012.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

Information regarding reportable legal proceedings is contained in “Part I – Item 3 – Legal Proceedings” in the 2011 Annual Report. The following amends and restates the description of previously reported legal contingencies in the 2011 Annual Report for which there has been a material development during the quarter ended June 30, 2012.

Filed Litigation. On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The Plaintiffs seek damages of $21.0 million jointly and severally from the Defendants.

We are fully insured for these damages and our defense against this claim has been assumed by the insurance carrier who has designated legal counsel to handle this lawsuit on our behalf. We do not expect the monetary settlement of this lawsuit, if any, would have a material impact on our financial condition or results of operations.

Item 1A.	Risk Factors

The risk factors included in “Part I – Item 1A – Risk Factors” of the 2011 Annual Report have not materially changed during the quarter ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2012, we did not purchase any shares of our common stock. During 2011 our common stock repurchase program was suspended due to the acquisition of our software operations. On July 24, 2012, our Board of Directors approved a fifth supplement to the common stock repurchase program effective August 1, 2012 which reset the repurchase authority to $25.0 million as of August 1, 2012 and extended the purchase period through December 31, 2013. This repurchase authority allows, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. Without exceeding the $25.0 million repurchase authority during the purchase period (August 1, 2012 through December 31, 2013), the maximum repurchase authority for the period August 1, 2012 through December 31, 2012 is $13.5 million and the maximum repurchase authority for the calendar year 2013 is $19.1 million.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Based upon the required market capitalization criteria at June 30, 2012, we determined that we will remain an accelerated filer for the current year.

Item 6.	Exhibits

21	Subsidiaries of USA Mobility, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2012 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2012 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2012 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2012 (1)

101	XBRL Instance Document (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

Dated: July 31, 2012	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of USA Mobility, Inc. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2012 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2012 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2012 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2012 (1)

101	XBRL Instance Document (1)

(1)	Filed herewith.