Form 10-Q
period 2012-09-30
USA Mobility, Inc
filed 2012-11-02
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

21,940,360 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of November 1, 2012.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,545	$53,655
Accounts receivable, net	21,356	20,523
Prepaid expenses and other	4,244	4,338
Inventory	3,222	2,268
Escrow receivables	275	14,819
Deferred income tax assets, net	5,062	8,617

Total current assets	83,704	104,220
Tax receivables	—	213
Property and equipment, net	20,777	22,421
Goodwill	132,781	130,968
Other intangible assets, net	35,346	38,757
Deferred income tax assets, net	39,916	51,600
Deferred financing costs, net	779	973
Other assets	1,033	908

TOTAL ASSETS	$314,336	$350,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,916	$12,394
Accrued compensation and benefits	13,195	12,854
Consideration payable	275	14,819
Customer deposits	1,475	1,806
Deferred revenue	16,369	14,693

Total current liabilities	44,230	56,566
Long-term debt	—	28,250
Deferred revenue	471	581
Other long-term liabilities	9,809	12,223

TOTAL LIABILITIES	54,510	97,620

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	128,028	131,612
Retained earnings	131,796	120,826

TOTAL STOCKHOLDERS’ EQUITY	259,826	252,440

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,336	$350,060

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except share and per share amounts)
	(Unaudited)
Revenues:
Service, rental and maintenance, net of service credits	$39,795	$46,006	$123,387	$145,484
Product and related sales, net	15,321	15,464	44,425	38,492

Total revenues	55,116	61,470	167,812	183,976

Operating expenses:
Cost of products sold	5,105	5,951	15,137	15,459
Service, rental and maintenance	13,731	15,217	41,926	47,869
Selling and marketing	6,043	5,927	17,615	17,439
General and administrative	12,466	13,077	38,129	42,485
Severance and restructuring	—	28	46	78
Depreciation, amortization and accretion	4,724	5,080	13,845	14,918

Total operating expenses	42,069	45,280	126,698	138,248

Operating income	13,047	16,190	41,114	45,728
Interest expense, net	(64)	(732)	(318)	(1,850)
Other income (expense), net	52	(1)	426	7,820

Income before income tax (expense) benefit	13,035	15,457	41,222	51,698
Income tax (expense) benefit	(4,987)	(5,010)	(16,265)	17,995

Net income	$8,048	$10,447	$24,957	$69,693

Basic net income per common share	$0.37	$0.47	$1.13	$3.16

Diluted net income per common share	$0.36	$0.46	$1.11	$3.10

Basic weighted average common shares outstanding	21,973,473	22,090,913	22,069,785	22,080,485

Diluted weighted average common shares outstanding	22,399,934	22,573,064	22,534,127	22,487,374

Cash dividends declared per common share	$0.125	$0.250	$0.625	$0.750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands and unaudited)
Cash flows from operating activities:
Net income	$24,957	$69,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	13,845	14,918
Amortization of deferred financing costs	194	521
Deferred income tax expense (benefit)	15,239	(19,072)
Amortization of stock based compensation	902	1,093
Provisions for doubtful accounts, service credits and other	1,239	989
(Adjustments)/Settlement of transaction taxes	(366)	243
(Gain)/Loss on disposals of property and equipment	(159)	118
Gain on disposals of narrow band PCS licenses	—	(7,500)
Changes in assets and liabilities:
Accounts receivable	(2,062)	(518)
Prepaid expenses, intangibles and other assets	(531)	6,752
Accounts payable and accrued liabilities	(1,788)	(9,988)
Customer deposits and deferred revenue	1,235	3,578

Net cash provided by operating activities	52,705	60,827

Cash flows from investing activities:
Purchases of property and equipment	(7,135)	(5,134)
Proceeds from disposals of property and equipment	332	45
Proceeds from disposals of narrow band PCS licenses	—	7,500
Acquisitions, net of cash acquired	(3,000)	(134,217)

Net cash used in investing activities	(9,803)	(131,806)

Cash flows from financing activities:
Issuance of debt	—	24,044
Repayment of debt	(28,250)	(23,697)
Deferred financing costs	—	(1,408)
Cash dividends to stockholders	(13,829)	(16,591)
Purchase of common stock	(4,933)	—

Net cash used in financing activities	(47,012)	(17,652)

Net decrease in cash and cash equivalents	(4,110)	(88,631)
Cash and cash equivalents, beginning of period	53,655	129,220

Cash and cash equivalents, end of period	$49,545	$40,589

Supplemental disclosure:
Interest paid	$285	$1,198

Income taxes paid	$1,376	$1,658

Non-cash financing activities	$—	$27,750

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2011, has been prepared without audit. The condensed consolidated balance sheet at December 31, 2011 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2011. In management’s opinion, our unaudited statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein. Certain prior year’s amounts in our indirect wholly owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), have been reclassified to conform to the current year’s presentation.

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

(4) Recent and New Accounting Pronouncements — On July 27, 2012, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in Accounting Standards Codification 350-30, Intangibles Other Than Goodwill, for testing indefinite-lived intangible assets, other than goodwill, for impairment. ASU 2012-02 allows an entity the option to perform a qualitative assessment before calculating the fair value of the asset in its impairment testing of its indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not anticipate that ASU 2012-02 will have any impact on our financial position or results of operations.

On August 22, 2012, the SEC approved a final ruling implementing Section 1502 of the Dodd-Frank Act. Section 1502 requires issuers to annually disclose a description of the measures used to exercise due diligence on the source and chain of custody of such conflict minerals that originate from the Democratic Republic of Congo (“DRC”) and adjoining countries. Under the final rule, registrants must file a newly created Form SD with the SEC on a calendar-year basis (regardless of their fiscal year-ends) beginning with the first calendar year ending December 31, 2013. Form SD is due on May 31, 2014 (and on May 31 each year thereafter). We are evaluating if this Section 1502 applies to our Company.

Other pronouncements issued or effective during the nine months ended September 30, 2012 were not applicable to us and are not anticipated to have an effect on our financial position or results of operations.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Prepaid Expenses and Other — Prepaid expenses and other were as follows for the periods stated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Other receivables	$847	$1,282
Tax receivables	190	—
Deposits	41	35
Prepaid insurance	265	534
Prepaid rent	226	230
Prepaid repairs and maintenance	676	662
Prepaid taxes	616	130
Prepaid commissions	280	312
Prepaid inventory	643	609
Prepaid expenses	452	527
Other	8	17

Total prepaid expenses and other	$4,244	$4,338

(6) Inventory — Inventory consisted of third party hardware and software held for resale. Included in inventory at September 30, 2012 was $0.2 million of labor costs associated with implementation services, software integration, and training services for contracts in progress as of September 30, 2012 related to our software operations. Such costs will be recognized as expense in the period the revenue is recognized. The consolidated balances consisted of the following for the periods stated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Purchased hardware and software, net	$3,052	$2,093
Work in process	170	175

Total inventory	$3,222	$2,268

(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended September 30, 2012 and 2011 were $2.9 million and $3.4 million, respectively, and for the nine months ended September 30, 2012 and 2011 were $8.6 million and $11.1 million, respectively, for wireless operations; and $1.8 million and $1.7 million for the three months ended September 30, 2012 and 2011, respectively, and $5.2 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively, for software operations. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Depreciation	$2,910	$3,323	$8,507	$10,573
Amortization	1,625	1,546	4,780	3,729
Accretion	189	211	558	616

Total depreciation, amortization and accretion	$4,724	$5,080	$13,845	$14,918

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Goodwill and Amortizable Intangible Assets — Goodwill at September 30, 2012 was $132.8 million which is all attributed to our software operations. During the second quarter of 2012, we increased goodwill by $1.6 million due to the acquisition of certain assets and technology from IMCO Technologies Corporation (“IMCO”). During the third quarter of 2012, we increased the carrying amount of the goodwill recognized as a result of the IMCO acquisition by an additional $0.2 million due to purchase accounting adjustments. Goodwill is not amortized but evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, our software segment is considered the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment loss is required to be recorded to the extent that the implied value of goodwill within the reporting unit is less than its carrying value. The fair value of the reporting unit is determined based upon generally accepted valuation methodologies such as market capitalization, discounted cash flows or other methods as deemed appropriate.

Other intangible assets for wireless operations consisted of a non-compete agreement with a former executive which is being amortized over a three year period. Other intangible assets for software operations were recorded at fair value on the date of acquisition and are being amortized over periods ranging from two to fifteen years. During the second quarter of 2012, our software operations acquired amortizable intangible assets of $1.5 million from IMCO. During the third quarter of 2012, we reduced the carrying amount of the acquired intangible assets from IMCO by $0.1 million due to purchase accounting adjustments. The net intangible assets acquired of $1.4 million are being amortized over a four year period.

We will continue to identify potential adjustments to the purchase price and the fair value of the assets acquired from IMCO. We anticipate finalizing the purchase price as soon as practicable but no later than one-year from the acquisition date or May 2, 2013.

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.4 million and $44.9 million for the software operations at September 30, 2012. The accumulated amortization for wireless operations was $0.3 million and $9.7 million for software operations at September 30, 2012. The net consolidated balance of amortizable intangible assets consisted of the following:

		September 30, 2012
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(In years)	(Dollars in thousands)
Customer relationships	10	$25,002	$(3,959)	$21,043
Acquired technology	2 - 4	8,453	(3,324)	5,129
Non-compete agreements	3 - 5	6,182	(2,108)	4,074
Trademarks	15	5,702	(602)	5,100

Total amortizable intangible assets		$45,339	$(9,993)	$35,346

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of intangible assets for future periods is as follows:

(Dollars in thousands)
For the remaining three months ending December 31, 2012	$1,631
For the year ending December 31:
2013	6,093
2014	5,906
2015	4,628
2016	3,186
Thereafter	13,902

Total amortizable intangible assets	$35,346

(9) Other Assets — Other assets were as follows for the periods stated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Deposits	$314	$432
Prepaid royalties	242	—
Other assets	477	476

Total other assets	$1,033	$908

(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows for the periods stated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Accounts payable	$2,329	$1,793
Accrued network costs	1,312	1,530
Accrued taxes	4,378	4,722
Asset retirement obligations	381	794
Accrued outside services	852	1,002
Accrued accounting and legal	619	462
Accrued rewards and recognition	300	320
Accrued interest	—	156
Accrued other	678	1,019
Deferred rent	104	117
Escheat liability	223	361
Lease incentive	284	110
Dividends payable — 2009 Long-Term Incentive Plan (“LTIP”)	1,427	—
Dividends payable — Board of Directors	8	8
Royalty payable	21	—

Total accounts payable and accrued liabilities	$12,916	$12,394

Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. Accrued taxes at September 30, 2012 include state income tax liabilities which were reclassified from other long-term liabilities to accounts payable and accrued

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities in the first quarter of 2012 based on our assessment of the timing of payment of the liabilities. The issuance of the restricted stock units (“RSUs”) awarded under the 2009 LTIP is expected to be made during the first quarter of 2013. Therefore, the related dividends payable (the line item dividends payable — 2009 LTIP) was reclassified from other long-term liabilities to accounts payable and accrued liabilities in 2012 based on the expected payment in the first quarter of 2013.

(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At December 31, 2011, we had recognized cumulative asset retirement costs of $1.9 million. For the nine months ended September 30, 2012, we recorded a total increase of $0.2 million in asset retirement costs. The asset retirement cost additions during the nine months ended September 30, 2012 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 57 months. During the third quarter of 2012, we also recorded a reduction to asset retirement costs of $0.3 million due to the changes in the forecasted timing of removal of transmitters. As a result, the cumulative asset retirement costs were $1.8 million at September 30, 2012. The net reduction to the asset retirement cost for the nine months ended September 30, 2012 reflects a net decrease to paging equipment assets. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

The components of the changes in the asset retirement obligation liabilities are as follows:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at December 31, 2011	$794	$7,557	$8,351
Accretion	48	510	558
Additions	(61)	(61)	(122)
Reclassifications	276	(276)	—
Amounts paid	(676)	—	(676)

Balance at September 30, 2012	$381	$7,730	$8,111

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2012.

(12) Deferred Revenue — Deferred revenue on a consolidated basis at September 30, 2012 was $16.3 million for the current portion and $0.5 million for the non-current portion. Deferred revenue at September 30, 2012 consisted primarily of unearned maintenance revenue and customer deposits for installation services. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Customer deposits for installation represented a contractual liability to provide installation services for which payments have been received. At September 30, 2012, we had received $1.5 million in customer deposits for future installation services. We will recognize revenue when the service or software is provided or otherwise meets our revenue recognition criteria.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table outlines the expected future recognition of deferred revenue at September 30, 2012:

(Dollars in thousands)
For the quarter ending:
December 31, 2012	$8,734
March 31, 2013	4,248
June 30, 2013	2,457
September 30, 2013	930
Thereafter	471

Total deferred revenue	$16,840

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

On April 6, 2012, we repaid the $3.3 million that was outstanding under the Amended Credit Agreement. As of September 30, 2012, the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for outstanding letters of credit (“LOC”). The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement.

We are exposed to changes in interest rates should we have borrowings under the Amended Credit Agreement. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR. As of September 30, 2012, we have no debt outstanding or derivative financial instruments outstanding to manage our interest rate risk.

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of September 30, 2012.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Asset retirement obligations	$7,730	$7,557
Cash award — 2009 LTIP	—	2,106
Dividends payable	156	1,424
Escheat liability	968	387
Lease incentive	159	208
Deferred rent	360	448
State income tax	—	93
Royalty payable	436	—

Total other long-term liabilities	$9,809	$12,223

Cash award – 2009 LTIP was reclassified to accrued compensation and benefits from other long-term liabilities in 2012 since the award is expected to be paid during the first quarter of 2013. The RSUs awarded under the 2009 LTIP are also expected to be issued during the first quarter of 2013. Therefore, the related dividends payable was also reclassified in 2012 to accounts payable and accrued liabilities from other long-term liabilities based on the expected payment in the first quarter of 2013. State income tax was reclassified to accounts payable and accrued liabilities from other long-term liabilities in the first quarter of 2012 based on our assessment of the timing of payment of the liabilities.

(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity. Changes in stockholders’ equity for the nine months ended September 30, 2012 consisted of:

(Dollars in thousands)
Balance at January 1, 2012	$252,440
Net income for the nine months ended September 30, 2012	24,957
Cash dividends declared	(13,987)
Purchase of common stock	(4,933)
Amortization of stock based compensation	902
Net issuance of common stock for Short-Term Incentive Plan (“STIP”) award and other	447

Balance at September 30, 2012	$259,826

General. At September 30, 2012 and December 31, 2011, there were 21,714,551 and 22,108,233 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At September 30, 2012, we had no stock options outstanding.

We established the USA Mobility, Inc. Equity Incentive Award Plan (the “2004 Equity Plan”) in connection with and prior to the November 2004 merger of Arch Wireless, Inc. (“Arch”) and Metrocall Holdings, Inc. (“Metrocall”) and subsidiaries. Under the 2004 Equity Plan, we had the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of the Board of Directors in the form of shares of common stock, stock options, shares of restricted common stock (“restricted stock”), RSUs or stock grants. Restricted stock granted under the 2004 Equity Plan entitled the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the restriction period, which will be determined by the Compensation Committee of the Board of Directors. RSUs are generally convertible into shares of common stock pursuant to the Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied.

The following table summarizes the activities under the 2004 Equity Plan from inception through May 16, 2012:

Activity
Equity securities approved	1,878,976
Less: Equity securities awarded to eligible employees
2005 LTIP	(103,937)
2006 LTIP(1)	(183,212)
2009 LTIP	(338,834)
2011 LTIP	(211,587)
STIP(2)	(159,573)
Less: Equity securities granted to non-executive members of the Board of Directors
Restricted stock	(86,086)
Common stock(3)	(28,696)
Add: Equity securities forfeited by eligible employees
2005 LTIP	22,488
2006 LTIP	21,358
2009 LTIP	80,104
Add: Restricted stock forfeited by the non-executive members of the Board of Directors	3,985
Transfer of available equity securities to 2012 Equity Plan	(894,986)

Total available at May 16, 2012	—

(1)

On November 14, 2008, our Board of Directors approved an additional award of 7,129 shares of restricted stock under the 2006 LTIP Initial Target Award to eligible employees. In March 2009, our Board of Directors approved an additional award of 43,511 shares of common stock as an Additional Target Award under the 2006 LTIP to eligible employees.

(2)

Pursuant to his employment agreement, Mr. Vincent D. Kelly, our CEO, received 50 percent of his STIP award in our common stock. In relation to his 2009 STIP award, on March 4, 2010 Mr. Kelly received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share. In relation to his 2010 STIP award, on March 4, 2011 Mr. Kelly received 47,455 shares of common stock based on the closing stock price on February 25, 2011 of $15.21 per share. In relation to his 2011 STIP award, on March 2, 2012 Mr. Kelly received 51,319 shares of common stock based on the closing stock price on February 24, 2012 of $14.10 per share.

(3)

19,605 existing RSUs were converted into shares of our common stock and granted to the non-executive members of our Board of Directors on March 17, 2008. In addition, 9,091 shares of common stock have been granted in lieu of cash payments to the non-executive members of our Board of Directors for services performed.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activities under the 2012 Equity Plan from May 16, 2012 through September 30, 2012:

Activity
Equity securities approved	1,300,000
Transfer of: Equity securities available under the 2004 Equity Plan	894,986
Add: Equity securities forfeited by eligible employees under the 2011 LTIP	101,294
Less: Equity securities awarded to eligible employees 2011 LTIP(1)	(94,057)
Less: Equity securities granted to non-executive members of the Board of Directors	(4,084)

Total equity securities available at September 30, 2012	2,198,139

(1)

On July 1, 2012, our Board of Directors approved an additional award of 36,795 shares of RSUs under the 2011 LTIP to the Chief Operating Officer (“COO”) of Amcom and the Executive Vice President, Selling and Marketing of Amcom based on the closing stock price on June 29, 2012 of $12.86 per share. On September 12, 2012, our Board of Directors awarded 6,664 RSUs to the Vice President, Development of Amcom based on the closing stock price on September 11, 2012 of $11.75 per share. On September 19, 2012, our Board of Directors awarded 50,598 RSUs to the President of Amcom based on the closing stock price on September 18, 2012 of $11.85 per share.

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

Any unvested RSUs awarded under the 2009 LTIP and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. As of December 31, 2011 a total of 80,104 RSUs have been forfeited offset by new grants of 9,418 RSUs resulting in an outstanding balance of 258,730 RSUs as of September 30, 2012. There were no forfeitures or additional grants during the nine months ended September 30, 2012.

We used the fair-value based method of accounting for the 2009 LTIP and are amortizing $3.1 million to expense over the 48-month vesting period. A total of $0.2 million was included in stock based compensation

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for each of the three months ended September 30, 2012 and 2011, respectively, and a total of $0.7 million and $0.5 million was included in stock based compensation expense for the nine months ended September 30, 2012 and 2011, respectively, in relation to the 2009 LTIP.

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

We are ratably recognizing $3.0 million to expense over the 48-month vesting period. A total of $0.3 million and $0.2 million was included in payroll and related expense for the three months ended September 30, 2012 and 2011, respectively, and a total of $0.7 million and $0.6 million was included in payroll and related expense for the nine months ended September 30, 2012 and 2011, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards are forfeited if the participant terminates employment with USA Mobility.

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

Any unvested RSUs awarded under the 2011 LTIP and the related cash dividends are forfeited if the participant terminates employment with USA Mobility. During the second quarter of 2012, 101,294 RSUs and the related cash dividends were forfeited by two former executives resulting in an outstanding balance of 110,293 RSUs as of June 30, 2012. On July 1, 2012, our Board of Directors awarded an additional grant of 36,795 RSUs to certain eligible employees based on the closing price per share of our common stock on June 29, 2012 of $12.86. On September 12, 2012, our Board of Directors awarded a grant of 6,664 RSUs to an employee based on the closing price per share of our common stock on September 11, 2012 of $11.75. On September 19, 2012, our Board of Directors awarded a grant of 50,598 RSUs to an employee based on the closing price per share of our common stock on September 18, 2012 of $11.85. The outstanding RSUs under the 2011 LTIP as of September 30, 2012 were 204,350 RSUs. On October 15, 2012, our Board of Directors awarded a grant of 18,221 RSUs to an employee based on the closing price per share of our common stock on October 12, 2012 of $11.66 resulting in a net total of 222,571 RSUs outstanding as of October 15, 2012. Our Board of Directors also approved that future cash dividends relating to these RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock.

We used the fair-value based method of accounting for the 2011 LTIP and are amortizing $1.5 million (after the effect of estimated forfeitures) to expense over the 45-month vesting period beginning on April 1, 2011 for the April 1, 2011 grant of RSUs, $0.4 million (after the effect of estimated forfeitures) to expense over the 30-month

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting period beginning on July 1, 2012 for the additional grant of RSUs awarded on July 1, 2012, and $0.6 million (after the effect of estimated forfeitures) to expense over the 28-month vesting period beginning in September 2012 for the grants of RSUs awarded in September 2012. A total of $0.2 million was included in stock based compensation expense for each of the three months ended September 30, 2012 and 2011, respectively, and a total of $0.1 million and $0.4 million was included in stock based compensation expense for the nine months ended September 30, 2012 and 2011, respectively, in relation to the 2011 LTIP. Stock based compensation expense for the nine months ended September 30, 2012 included a net one-time benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations.

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

The following table details information on the restricted stock vested or granted to our non-executive directors in 2011 and 2012:

Service for the Three Months Ended	Grant Date	Price Per Share(1)	Restricted Stock Granted	Restricted Stock Vested	Vesting Date	Restricted Stock Granted and Outstanding	Cash Dividends Paid(2)

December 31, 2010	January 3, 2011	$17.77	2,955	(2,955)	January 3, 2012	—	$2,955
March 31, 2011	April 1, 2011	14.48	3,627	(3,627)	April 2, 2012	—	3,627
June 30, 2011	July 1, 2011	15.26	3,439	(3,439)	July 2, 2012	—	3,439
September 30, 2011	October 3, 2011	13.20	3,979	(3,979)	October 1, 2012	—	3,979
December 31, 2011	January 3, 2012	13.87	3,785	—	January 2, 2013	3,785	—
March 31, 2012	April 2, 2012	13.93	3,769	—	April 1, 2013	3,769	—
June 30, 2012	July 2, 2012	12.86	4,084	—	July 1, 2013	4,084	—
September 30, 2012	October 1, 2012	11.87	5,263	—	October 1, 2013	5,263	—

Total			30,901	(14,000)		16,901	$14,000

(1)	The quarterly restricted stock granted is based on the price per share of our common stock on the last trading day prior to the quarterly grant date.
(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors at vesting. Grants of shares of restricted stock made after May 16, 2012 will reduce the number of shares eligible for future issuance under the 2012 Equity Plan.

We used the fair-value based method of accounting for the equity awards. A total of $0.1 million was included in stock based compensation expense for each of the three months ended September 30, 2012 and 2011, respectively, and

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a total of $0.2 million was included in stock based compensation expense for each of the nine months ended September 30, 2012 and 2011, respectively, in relation to the restricted stock granted to our non-executive directors.

The following table details information on the cash dividends declared in 2012 relating to the restricted stock granted to our non-executive directors:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
2012	February 22	March 16	March 30	$0.250	$3,708
	May 3	May 18	June 22	0.250	3,743
	July 30	August 17	September 7	0.125	1,952

Total				$0.625	$9,403

Board of Directors Common Stock. As of September 30, 2012, a cumulative total of 9,091 shares of common stock have been granted under the 2004 Equity Plan in lieu of cash payments to the non-executive directors for services performed. These shares of common stock reduced the number of shares eligible for future issuance under the 2004 Equity Plan. No directors have elected common stock in lieu of cash payments for their services during the nine months ended September 30, 2012.

Cash Dividends to Stockholders. Cash dividends paid as disclosed in the statements of cash flows for the nine months ended September 30, 2012 and 2011 include previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

On July 30, 2012, our Board of Directors reset the quarterly dividend distribution rate to $0.125 per share of common stock from $0.25 per share of common stock. The following table details our cash dividend payments made in 2012:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
					(Dollars in thousands)
2012	February 22	March 16	March 30	$0.250	$5,535
	May 3	May 18	June 22	0.250	5,540
	July 30	August 17	September 7	0.125	2,754

Total				$0.625	$13,829

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

Future Cash Dividends to Stockholders. On November 1, 2012, our Board of Directors declared a regular quarterly dividend of $0.125 per share of common stock, with a record date of November 16, 2012 and a payment date of December 7, 2012. This dividend of approximately $2.8 million will be paid from available cash on hand.

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

During the third quarter of 2012, we purchased 434,982 shares of our common stock for approximately $4.9 million (excluding commissions). From the inception of the common stock repurchase program through September 30, 2012, we repurchased a total of 5,991,313 shares of our common stock for approximately $56.6 million (excluding commissions). Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock were returned to the status of authorized but unissued shares of the Company. There was approximately $20.1 million of common stock repurchase authority remaining under the program as of September 30, 2012.

Additional Paid-in Capital. For the nine months ended September 30, 2012, additional paid-in capital decreased by $3.6 million. The decrease in 2012 was due primarily to the common stock repurchase program, partially offset by the amortization of stock based compensation (net of benefits recorded for forfeitures under the 2011 LTIP) and a net issuance of common stock under the 2011 STIP to our CEO after purchase of common stock from the CEO for his tax withholdings.

Net Income per Common Share. Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. During the first quarter of 2012, we acquired a total of 21,657 shares of our common stock from our CEO in payment of required tax withholdings for the common stock awarded to him on March 2, 2012 related to the 2011 STIP. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of September 30, 2012. During the third quarter of 2012, 434,982 shares of common stock were repurchased under our common stock repurchase program. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of September 30, 2012. For the three months ended and nine months ended September 30, 2012, the effect of 171 and 159 potential dilutive common shares, respectively, was not included in the calculation for diluted net income per share as the impact was anti-dilutive. For the three months and nine months ended September 30, 2011, the effect of 155 and 151 of potential dilutive common shares, respectively, was not included in the calculation for diluted net income per share as the impact was anti-dilutive. The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except share and per share amounts)
Net income	$8,048	$10,447	$24,957	$69,693

Weighted average shares of common stock outstanding	21,973,473	22,090,913	22,069,785	22,080,485
Dilutive effect of restricted stock and RSUs	426,461	482,151	464,342	406,889

Weighted average shares of common stock and common stock equivalents	22,399,934	22,573,064	22,534,127	22,487,374

Net income per common share
Basic(1)	$0.37	$0.47	$1.13	$3.16

Diluted(1)	$0.36	$0.46	$1.11	$3.10

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the nine months ended September 30, 2012 and 2011 may not equal the total computed for the nine months.

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock is recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense for wireless operations was $0.3 million and $0.2 million for the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $0.7 million for the nine months ended September 30, 2012 and 2011, respectively. Stock based compensation expense for software operations was $0.2 million for each of the three months ended September 30, 2012 and 2011, respectively, and $0.1 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively. Stock based compensation expense for software operations for the nine months ended September 30, 2012 included a benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives. The following table reflects the results of operations line items for stock based compensation expense for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating Expense Category	2012	2011	2012	2011
	(Dollars in thousands)
Service, rental and maintenance	$6	$6	$18	$17
Selling and marketing	19	16	53	49
General and administrative	435	392	831	1,027

Total stock based compensation	$460	$414	$902	$1,093

(17) Research and Product Development — Research and product development costs are expensed as incurred and are reflected in service, rental and maintenance expenses. Costs eligible for capitalization were not material to the consolidated financial statements.

(18) Advertising Costs — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing. We do not incur any direct response advertising costs. Advertising expenses were $3,700 and $7,200 for the three months ended September 30, 2012 and 2011, respectively, and $21,700 and $19,600 for the nine months ended September 30, 2012 and 2011, respectively, for wireless operations. Advertising expenses were $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $0.5 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively, for software operations.

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

We are required to evaluate the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. At September 30, 2012, we had total deferred income tax assets of $160.7 million and a valuation allowance of $115.7 million resulting in an estimated recoverable amount of deferred income tax assets of $45.0 million. This reflected a change from the December 31, 2011 balance of deferred income tax assets of $175.9 million and a valuation allowance of $115.7 million resulting in an estimated recoverable amount of $60.2 million. The change reflected the expected usage of the deferred income tax assets based on the estimates of 2012 taxable income.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. During the fourth quarter of each year, we prepare a five year forecast of taxable income for our wireless and software operations. The wireless operations have experienced a continuing decline in revenues and taxable income as subscribers switch to other solutions. The software operations have been impacted by the past economic slowdown resulting in customers deferring purchases. The wireless and software forecasts of taxable income for the next five years are not sufficient to result in the full realization of our deferred income tax assets.

At both September 30, 2012 and December 31, 2011, the balance of the valuation allowance was $115.7 million. Included in the valuation allowance were $0.6 million and $0.7 million for foreign operations at September 30, 2012 and December 31, 2011, respectively.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% due to the effect of changes to the deferred income tax asset valuation allowance, the effect of state income taxes, foreign rate differential, permanent differences between book and taxable income, and certain discrete items.

As of January 1, 2012, we had approximately $428.2 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Of this amount, approximately $61.0 million is limited by an Internal Revenue Code Section 382 (“IRC Section 382”) limitation. The IRC Section 382 limited NOLs may be used at a rate of $6.1 million per year. The remainder of our NOLs carryforwards of $367.2 million is not subject to a limitation. The IRC Section 382 limited NOLs will fully expire at December 31, 2021 and the unlimited NOLs begin expiring in 2023 and will fully expire in 2029.

(20) Related Party Transactions — A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to our Company. For the three months ended September 30, 2012 and 2011, we paid that entity $1.0 million and $1.7 million, respectively, and for the nine months ended September 30, 2012 and 2011, we paid that entity $3.3 million and $6.3 million, respectively, in site rent expenses for wireless operations that were included in service, rental and maintenance expenses.

Beginning in April 2012, a family member of our CEO is employed as COO at Teleperformance USA, Inc. (“TPUSA”), a third party provider of customer service support for our wireless operations. We paid TPUSA $0.6 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and $1.9 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively, in outside service expenses for wireless operations that were included in general and administrative expenses. Our payments to TPUSA represent less than 1% of the 2011 consolidated revenue for TPUSA. We had used the services of TPUSA since March 10, 2003, prior to the family member of the CEO becoming an employee of TPUSA in April 2012.

(21) Commitments and Contingencies — In May 2012, we contracted with a managed service-hosting provider for certain computer support services over a three-year contract term for $0.5 million.

A series of decisions by the Federal Communications Commission (“FCC”) and related amendments to interconnection agreements with local exchange carriers (“LECs”) have largely resolved the uncertainty and liability exposure once faced by the Company with respect to interconnection commitments. Specifically, FCC rules now make clear that we are not required to pay reciprocal compensation or switched access charges to LECs. Although we are required under certain interconnection agreements to pay “transit charges” – i.e., charges for telecommunications traffic that originates on a third-party carrier’s network and traverses the network of a LEC with which we interconnect – we pay immaterial amounts for such transit services and make the required payments as billed in the ordinary course of business. We have only one live billing dispute with a LEC relating to transit charges, and the amount in dispute is immaterial. As a result, any liability to which we are exposed as a result of outstanding charges for transit service (including service charges and late fees) is not material.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have various LOCs outstanding with multiple state agencies. The LOCs have one to three-year contract requirements and contain automatic renewal terms. The deposits related to the LOCs are included within other assets on the condensed consolidated balance sheets.

During the third quarter, we established a one year $0.2 million LOC for an international sale. This LOC has reduced our available borrowing capacity under our Amended Credit Agreement.

We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

The following amends and restates the description of previously reported legal contingencies in the 2011 Annual Report for which there has been a material development during the nine months ended September 30, 2012.

Filed Litigation. On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The Plaintiffs seek damages of $21.0 million jointly and severally from the Defendants. As of September 30, 2012, the Plaintiffs and the Company are currently in discussion regarding mediation.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the key financial metrics of our segments for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011(1)
	(Dollars in thousands)

Revenues:
Wireless	$41,440	$48,541	$128,488	$153,168
Software	13,676	12,929	39,324	30,808

Total revenues	55,116	61,470	167,812	183,976

Operating expenses:
Wireless	28,079	32,014	86,538	106,945
Software	13,990	13,266	40,160	31,303

Total operating expenses	42,069	45,280	126,698	138,248

Operating income (loss):
Wireless	13,361	16,527	41,950	46,223
Software	(314)	(337)	(836)	(495)

Total operating income	$13,047	$16,190	$41,114	$45,728

EBITDA (as defined by the Company):
Wireless	$16,305	$19,934	$50,563	$57,280
Software	1,466	1,336	4,396	3,366

Total EBITDA	17,771	21,270	54,959	60,646

% of revenue	32.2%	34.6%	32.8%	33.0%
Capital expenditures:
Wireless	2,658	1,758	7,031	4,973
Software	38	21	104	161

Total capital expenditures	2,696	1,779	7,135	5,134

OCF (as defined by the Company):
Wireless	13,647	18,176	43,532	52,307
Software	1,428	1,315	4,292	3,205

Total OCF	$15,075	$19,491	$47,824	$55,512

% of revenue	27.4%	31.7%	28.5%	30.2%

(1)	Software operations reflect financial results from March 3, 2011 to September 30, 2011 and are net of reductions to maintenance revenue as required by acquisition accounting to reflect fair value.

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

Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the United States Securities and Exchange Commission (the “SEC”) on February 23, 2012 (the “2011 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected or intended. Investors are cautioned not to place undue reliance on these forward-looking statements.

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

USA Mobility, a holding company, which, acting through our indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”), is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through our indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), we provide mission critical unified communications solutions for contact centers, emergency management, mobile event notification, and Smartphone messaging. Our combined product offerings are capable of addressing a customer’s mission critical communications needs. We offer our services and products in the United States and abroad primarily to three major market segments: healthcare, government and large enterprise. The key market segments for the wireless operations include healthcare, government and large enterprise, while the software operations also have a presence in hospitality, in addition to these three segments. For the wireless operations, the government business has been trending downward over the last several years as state and local governments have been struggling with budget constraints. At the same time, our wireless (paging) services tend to be a reliable and low cost communication alternative when budgets are constrained and therefore paging services can be positioned well against other communication tools. Large enterprise customers have been trending away from paging to cell/smart phones for a number of years and we expect that trend to continue in future years. Our software operations leverage these trends with more advanced critical messaging offerings for smart phones and more advanced unified communication tools. The trend toward more advanced/smart communications devices has been ongoing in large enterprise and is emerging in healthcare and government.

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

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of September 30, 2012		As of June 30, 2012		As of September 30, 2011
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,445	93.5%	1,477	93.3%	1,603	93.1%
Indirect	101	6.5%	106	6.7%	118	6.9%

Total	1,546	100.0%	1,583	100.0%	1,721	100.0%

As noted above in the “Overview”, our key market segments are healthcare, government and large enterprise. The following table indicates the percentage of our units in service by key market segments for the periods stated and illustrates the relative significance of these market segments to our operations.

	As of September 30,
Market Segment	2012	2011
Healthcare	65.9%	61.7%
Government	10.8%	12.3%
Large enterprise	8.6%	9.6%
Other	8.1%	9.5%

Total Direct	93.4%	93.1%
Total Indirect	6.6%	6.9%

Total	100.0%	100.0%

The following table indicates the revenue by key market segments for the periods stated and illustrates the relative significance of these market segments to our operations.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Market Segment	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
	(Dollars in thousands)
Healthcare	$25,340	61.1%	$27,713	57.1%	$77,065	60.0%	$84,920	55.4%
Government	3,722	9.0%	4,724	9.7%	11,773	9.1%	15,480	10.1%
Large enterprise	5,074	12.3%	6,264	12.9%	16,074	12.6%	19,844	13.0%
Other	5,502	13.3%	7,284	15.0%	17,695	13.7%	24,251	15.8%

Total Direct	39,638	95.7%	45,985	94.7%	122,607	95.4%	144,495	94.3%
Total Indirect	1,802	4.3%	2,556	5.3%	5,881	4.6%	8,673	5.7%

Total	$41,440	100.0%	$48,541	100.0%	$128,488	100.0%	$153,168	100.0%

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of September 30, 2012		As of June 30, 2012		As of September 30, 2011
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	55	3.8%	58	3.9%	69	4.3%
4 to 10 Units	33	2.3%	35	2.3%	42	2.6%
11 to 50 Units	78	5.4%	82	5.6%	99	6.2%
51 to 100 Units	50	3.5%	52	3.6%	61	3.8%
101 to 1000 Units	343	23.7%	356	24.1%	399	24.9%
> 1000 Units	886	61.3%	894	60.5%	933	58.2%

Total direct units in service	1,445	100.0%	1,477	100.0%	1,603	100.0%

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

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of September 30, 2012		As of June 30, 2012		As of September 30, 2011
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,421	91.9%	1,453	91.8%	1,578	91.7%
Two-way messaging	125	8.1%	130	8.2%	143	8.3%

Total	1,546	100.0%	1,583	100.0%	1,721	100.0%

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

The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2012		June 30, 2012		September 30, 2011
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)
Direct	48	80	53	84	55	108
Indirect	1	6	2	5	3	8

Total	49	86	55	89	58	116

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2012	June 30, 2012	September 30, 2011
1 to 3 Units	(5.3%)	(5.7%)	(5.9%)
4 to 10 Units	(4.8%)	(6.2%)	(6.4%)
11 to 50 Units	(4.8%)	(4.1%)	(6.4%)
51 to 100 Units	(3.9%)	(2.4%)	(10.4%)
101 to 1000 Units	(3.8%)	(4.7%)	(2.9%)
> 1000 Units	(1.0%)	(0.3%)	(2.1%)

Total direct net unit loss %	(2.2%)	(2.0%)	(3.2%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	September 30, 2012	June 30, 2012	September 30, 2011
Direct	$8.54	$8.62	$8.77
Indirect	5.77	5.97	6.22
Consolidated	8.36	8.45	8.59

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The decrease in consolidated ARPU for the quarter ended September 30, 2012 from the previous quarters was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2012 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2012	June 30, 2012	September 30, 2011
1 to 3 Units	$15.43	$15.49	$15.62
4 to 10 Units	14.42	14.40	14.52
11 to 50 Units	12.11	12.24	12.30
51 to 100 Units	10.48	10.35	10.59
101 to 1000 Units	8.97	9.01	8.90
> 1000 Units	7.28	7.34	7.42

Total direct ARPU	$8.54	$8.62	$8.77

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

Specifically, we develop, sell, and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize, and standardize mission critical communications. These solutions are used for contact centers, emergency management, mobile event notification and messaging. We are focused on marketing these solutions primarily to the healthcare sector and to a lesser extent the government, large enterprise and hospitality sectors. These areas of market focus compliment the market focus of our wireless operations outlined above. We have a sales presence and customer base both domestically and internationally, specifically in Europe, Australia and Asia.

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

We recognize operations revenue when the application is installed and operational at the customer location. It consists of software license revenue, professional services revenue and equipment sales. Maintenance revenue is for ongoing support of a software application and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the three months ended September 30, 2012 and 2011 were 97.6% and 99.6%, respectively. Revenue from software operations is included in product and related sales, net in the condensed consolidated results of operations and reflects results from March 3, 2011, the acquisition date. The detailed breakout of revenues by component from software operations was as follows for the periods stated below. Revenue from software operations for the three months and nine months ended September 30, 2011 included a reduction of $1.5 million and $5.1 million, respectively, required by acquisition accounting to reflect fair value.

Revenue	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011 (1)	2012	2011 (2)
	(Dollars in thousands)
Software licenses	$2,771	$3,094	$7,238	$9,386
Professional services	2,918	2,949	7,937	7,087
Equipment sales	1,415	2,270	4,681	5,639

Total operations revenue	7,104	8,313	19,856	22,112
Maintenance revenue	6,572	4,616	19,468	8,696

Total revenue	$13,676	$12,929	$39,324	$30,808

(1)	Maintenance revenues for the three months ended September 30, 2011 included a reduction of $1.5 million required by acquisition accounting to reflect fair value.
(2)

Software operations revenue reflected results from March 3, 2011 to September 30, 2011. Maintenance revenues for the nine months ended September 30, 2011 included a reduction of $5.1 million required by acquisition accounting to reflect fair value.

As noted above in the “Overview”, our software operations focus primarily on the healthcare, government and large enterprise market segments. Hospitality is included in the other market segment. The relative importance of these market segments to our operations is identified below. We expect to continue to focus our efforts primarily in the healthcare market segment.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Market Segment	2012	% of Total	2011(2)	% of Total	2012	% of Total	2011(3)	% of Total
	(Dollars in thousands)
Healthcare	$9,082	66.4%	$7,981	61.7%	$25,408	64.6%	$19,706	64.0%
Government	1,175	8.6%	1,061	8.2%	3,748	9.5%	2,296	7.5%
Large enterprise	583	4.3%	985	7.6%	1,766	4.5%	1,660	5.4%
Other(1)	908	6.6%	785	6.1%	2,362	6.0%	1,898	6.2%

Total Direct	11,748	85.9%	10,812	83.6%	33,284	84.6%	25,560	83.0%
Total Indirect	1,928	14.1%	2,117	16.4%	6,040	15.4%	5,248	17.0%

Total	$13,676	100.0%	$12,929	100.0%	$39,324	100.0%	$30,808	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.
(2)	Revenue is net of maintenance revenue reductions of $1.5 million required by acquisition accounting to reflect fair value.
(3)

Revenue reflects results from March 3, 2011 (the acquisition date) to September 30, 2011. Revenue is net of maintenance revenue reductions of $5.1 million required by acquisition accounting to reflect fair value.

Each month our software operations receive purchase orders from customers (irrespective of revenue type). These purchase orders are reported as bookings. The following table summarizes total bookings for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Bookings	2012	2011	2012	2011 (1)
	(Dollars in thousands)
Operations revenue	$ 9,476	$ 8,507	$ 23,771	$ 18,647
Maintenance renewals	6,194	5,681	19,402	14,026

Total bookings	$ 15,670	$ 14,188	$ 43,173	$ 32,673

(1)	Bookings reflected operations from March 3, 2011 to September 30, 2011.

Software operations reported a backlog of $26.4 million at September 30, 2012, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles our reported backlog at September 30, 2012:

Backlog	September 30, 2012
(Dollars in thousands)
Beginning balance at January 1, 2012	$ 23,712
Operations bookings for nine months	23,771
Maintenance renewals for nine months	19,402

Available backlog	$66,885
Operations revenue for nine months	(19,856)
Maintenance revenue for nine months	(19,468)
Other (1)	(1,113)

Total backlog at September 30, 2012	$ 26,448

(1)	Other reflects cancellations and other adjustments.

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

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three months and nine months ended September 30, 2012 and 2011, respectively.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the wireless operations. We have reduced our wireless employee base by approximately 13.0% to 396 full-time equivalent employees (“FTEs”) at September 30, 2012 from 455 FTEs at September 30, 2011. We anticipate continued staffing reductions in 2012 for wireless operations, consistent with the subscriber and revenue trends, and we have accrued post-employment benefits for these anticipated staffing reductions. We expect staffing increases associated with our software operations to support our software revenue growth. The software operations had 280 FTEs at September 30, 2012, an increase of 12.0% from 250 FTEs at September 30, 2011.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 5.8% to 4,769 active transmitters at September 30, 2012 from 5,061 active transmitters at September 30, 2011.

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

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Three Months Ended September 30, 2012 and 2011

	For the Three Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software(1)	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$39,795	$—	$39,795	$46,006	$—	$46,006	$(6,211)	(13.5%)
Product and related sales, net	1,645	13,676	15,321	2,535	12,929	15,464	(143)	(0.9%)

Total	$41,440	$13,676	$55,116	$48,541	$12,929	$61,470	$(6,354)	(10.3%)

Selected operating expenses:
Cost of products sold	$187	$4,918	$5,105	$423	$5,528	$5,951	$(846)	(14.2%)
Service, rental and maintenance	11,239	2,492	13,731	13,194	2,023	15,217	(1,486)	(9.8%)
Selling and marketing	2,774	3,269	6,043	3,412	2,515	5,927	116	2.0%
General and administrative	10,935	1,531	12,466	11,550	1,527	13,077	(611)	(4.7%)
Severance and restructuring	—	—	—	28	—	28	(28)	(100.0%)

Total	$25,135	$12,210	$37,345	$28,607	$11,593	$40,200	$(2,855)	(7.1%)

FTEs	396	280	676	455	250	705	(29)	(4.1%)

Active transmitters	4,769	—	4,769	5,061	—	5,061	(292)	(5.8%)

(1)	Software operations are net of a reduction to maintenance revenue required by acquisition accounting to reflect fair value.

Revenues — Wireless

Our total revenues were $41.4 million and $48.5 million for the three months ended September 30, 2012 and 2011, respectively. Service, rental and maintenance revenues, net of $39.8 million and $46.0 million for the three months ended September 30, 2012 and 2011, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales, net of $1.6 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$32,464	$36,687
Two-way messaging	4,974	6,175

	$37,438	$42,862

Indirect:
One-way messaging	$1,202	$1,524
Two-way messaging	595	735

	$1,797	$2,259

Total paging:
One-way messaging	$33,666	$38,211
Two-way messaging	5,569	6,910

Total paging revenue	39,235	45,121
Non-paging revenue	560	885

Total service, rental and maintenance revenues, net	$39,795	$46,006

The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2012 and 2011 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of September 30,			For the Three Months Ended September 30,			Change Due To:
	2012	2011	Change	2012(1)	2011(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,421	1,578	(157)	$33,666	$38,211	$(4,545)	$(541)	$(4,004)
Two-way messaging	125	143	(18)	5,569	6,910	(1,341)	(524)	(817)

Total	1,546	1,721	(175)	$39,235	$45,121	$(5,886)	$(1,065)	$(4,821)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which will result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Product and related sales for software operations were $13.7 million and $12.9 million for the three months ended September 30, 2012 and 2011, respectively, which reflect software license revenue, professional services revenue, equipment sales, and maintenance revenue. Operations revenue from software licenses, professional services, and equipment sales was $7.1 million and $8.3 million for the three months ended September 30, 2012 and 2011, respectively. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. Maintenance revenue was $6.6 million and $4.6 million for the three months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2011, maintenance revenue was reduced by $1.5 million to reflect the reduction to fair value as required by acquisition accounting. The table below details total product and related sales, net for software operations for the periods stated:

	For the Three Months Ended September 30,
Revenue	2012	2011 (1)
	(Dollars in thousands)
Software licenses	$2,771	$3,094
Professional services	2,918	2,949
Equipment sales	1,415	2,270

Total operations revenue	7,104	8,313
Maintenance revenue	6,572	4,616

Total revenue	$13,676	$12,929

(1)	Revenue is net of a reduction of $1.5 million to maintenance revenue required by acquisition accounting to reflect fair value.

Operating Expenses — Consolidated

Cost of Products Sold.  Cost of products sold consisted primarily of the following significant items:

	For the Three Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$2,427	$2,427	$—	$2,537	$2,537	$(110)	(4.3%)
Cost of sales	187	2,008	2,195	423	2,709	3,132	(937)	(29.9%)
Other	—	483	483	—	282	282	201	71.3%

Total cost of products sold	$187	$4,918	$5,105	$423	$5,528	$5,951	$(846)	(14.2%)

FTEs	—	113	113	—	113	113	—	—

As illustrated in the table above, cost of products sold for the three months ended September 30, 2012 decreased $0.8 million from the same period in 2011 due to the following variances:

•

Payroll and related — The decrease of $0.1 million in payroll and related expenses was due to installation costs associated with the software operations. Total FTEs who performed software installations as of September 30, 2012 and 2011 were 113 FTEs for both periods.

•

Cost of sales — The decrease of $0.9 million in cost of sales was mainly due to lower cost basis of devices sold to or lost by wireless operations’ customers of $0.2 million and lower cost of sales of hardware and third-party software of $0.7 million in line with the reduction in equipment revenue for software operations.

•	Other — The increase of $0.2 million in other expenses was primarily due to higher miscellaneous expenses associated with installation services in the software operations.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Three Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$4,326	$—	$4,326	$5,438	$—	$5,438	$(1,112)	(20.4%)
Telecommunications	2,257	—	2,257	2,721	11	2,732	(475)	(17.4%)
Payroll and related	3,464	1,845	5,309	3,896	1,682	5,578	(269)	(4.8%)
Stock based compensation	6	—	6	6	—	6	—	—
Other	1,186	647	1,833	1,133	330	1,463	370	25.3%

Total service, rental and maintenance	$11,239	$2,492	$13,731	$13,194	$2,023	$15,217	$(1,486)	(9.8%)

FTEs	152	65	217	169	57	226	(9)	(4.0%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2012 decreased $1.5 million or 9.8% from the same period in 2011 due to the following variances:

•

Site rent — The decrease of $1.1 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations for the wireless operations. Active transmitters declined 5.8% in 2012 from the same period in 2011.

•

Telecommunications — The decrease of $0.5 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2012 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development and technical support personnel. The decrease in payroll and related expenses of $0.3 million was due primarily to the reduction of $0.4 million in payroll and related costs for wireless operations due to headcount reductions of 17 FTEs to 152 FTEs at September 30, 2012 from 169 FTEs at September 30, 2011, partially offset by an increase of $0.1 million of payroll and related costs for software operations. Software operations FTEs increased by 8 FTEs to 65 FTEs at September 30, 2012 from 57 FTEs at September 30, 2011.

•

Stock based compensation — Stock based compensation expenses during the three months ended September 30, 2012 were consistent with the same period in 2011. Stock based compensation expenses represented amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees under the 2009 Long-Term Incentive Plan (“LTIP”).

•

Other — The increase of $0.4 million in other expenses was primarily due to an increase of $0.1 million in outside service expenses for external product development support for software operations and an increase of $0.3 million in miscellaneous expenses associated with product development in the software operations.

Selling and Marketing.  Selling and marketing expenses consisted of the following major items:

	For the Three Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$1,757	$1,747	$3,504	$2,122	$1,471	$3,593	$(89)	(2.5%)
Commissions	730	605	1,335	873	570	1,443	(108)	(7.5%)
Stock based compensation	19	—	19	16	—	16	3	18.8%
Other	268	917	1,185	401	474	875	310	35.4%

Total selling and marketing	$2,774	$3,269	$6,043	$3,412	$2,515	$5,927	$116	2.0%

FTEs	83	68	151	107	51	158	(7)	(4.4%)

As indicated in the table above, selling and marketing expenses for the three months ended September 30, 2012 increased by $0.1 million, or 2.0%, from the same period in 2011. Selling and marketing expenses consisted primarily of payroll and related expenses, which decreased by $0.1 million for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to a reduction of $0.4 million in payroll and related costs for wireless operations due to headcount reductions of 24 FTEs to 83 FTEs at September 30, 2012 from 107 FTEs at September 30, 2011, offset by an increase of payroll and related costs of $0.3 million for software operations. Software operations FTEs increased by 17 FTEs to 68 FTEs at September 30, 2012 from 51 FTEs at September 30, 2011. The sales and marketing staff are all involved in selling our paging and software products and services domestically and internationally, as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. Due to the longer sales cycle for our software products we have increased the number of software sales and marketing staff with the intention of increasing our potential sales opportunities. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees.

Commission expenses decreased by $0.1 million for the three months ended September 30, 2012 compared to the same period in 2011 due primarily to a reduction of commission expenses for wireless operations in line with the revenue and subscriber erosion. Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP. The increase of $0.3 million in other expenses for the three months ended September 30, 2012 compared to the same period in 2011 was primarily due to an increase in travel and entertainment expenses of $0.2 million, advertising expenses of $0.1 million and other miscellaneous selling expenses of $0.1 million in our software operations, partially offset by a reduction in rewards and recognition expenses of $0.1 million in our wireless operations.

General and Administrative.  General and administrative expenses consisted of the following significant items:

	For the Three Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$4,892	$959	$5,851	$5,115	$663	$5,778	$73	1.3%
Stock based compensation	268	167	435	218	174	392	43	11.0%
Bad debt	168	107	275	276	70	346	(71)	(20.5%)
Facility rent	548	355	903	701	340	1,041	(138)	(13.3%)
Telecommunications	301	89	390	401	93	494	(104)	(21.1%)
Outside services	2,202	151	2,353	2,335	161	2,496	(143)	(5.7%)
Taxes, licenses and permits	1,185	64	1,249	1,327	—	1,327	(78)	(5.9%)
Other	1,371	(361)	1,010	1,177	26	1,203	(193)	(16.0%)

Total general and administrative	$10,935	$1,531	$12,466	$11,550	$1,527	$13,077	$(611)	(4.7%)

FTEs	162	34	196	179	29	208	(12)	(5.8%)

As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2012 decreased $0.6 million, or 4.7%, from the same period in 2011 due primarily to lower outside service expenses, facility rent, and telecommunication expenses. Total general and administrative expenses decreased for the three months ended September 30, 2012 compared to the same period in 2011 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses increased by $0.1 million due primarily to higher payroll and related expenses of $0.3 million for software operations, partially offset by lower payroll and related expenses of $0.2 million for wireless operations reflecting headcount reductions of 17 FTEs to 162 FTEs at September 30, 2012 from 179 FTEs at September 30, 2011 for wireless operations. Software operations FTEs increased by 5 FTEs to 34 FTEs at September 30, 2012 from 29 FTEs at September 30, 2011.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock granted to non-executive members of our Board of Directors under the Equity Plans. Stock based compensation expenses increased slightly primarily due to higher amortization of compensation expense under the 2009 LTIP, partially offset by lower amortization of compensation expense related to the 2011 LTIP during the three months ended September 30, 2012.

•

Bad debt — The decrease of $0.1 million in bad debt expenses was primarily due to a reduction in bad debt expenses for wireless operations, which reflected our bad debt experience due to the change in the composition of the wireless operations customer base to accounts with a large number of units in service.

•

Facility rent — The decrease of $0.1 million in facility rent expenses was primarily due to lower facility rent expenses related to the closure of office facilities in the wireless operations as we continue to rationalize our operating requirements to meet lower revenue and customer demand for the wireless operations.

•

Telecommunications — The decrease of $0.1 million in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $0.1 million in outside service expenses was primarily due to lower customer service expenses for wireless operations for the three months ended September 30, 2012 compared to the same period in 2011.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.1 million was primarily due to lower universal service fee expense and property taxes for wireless operations for the three months ended September 30, 2012 compared to the same period in 2011.

•

Other — The decrease of $0.2 million in other expenses was due to a reduction of $0.4 million in miscellaneous expenses for the software operations for shared costs which have been allocated to cost of products sold, service, rental and maintenance and selling and marketing categories. This was partially offset by a net increase of $0.2 million in other expenses for wireless operations (recruiting and relocation expenses increased by $0.3 million during the three months ended September 30, 2012 compared to the same period in 2011, partially offset by a reduction of $0.1 million in repairs and maintenance expenses).

Severance and Restructuring. There were no severance and restructuring expenses for the three months ended September 30, 2012 compared to $28,000 of severance and restructuring expenses for the same period in 2011, which consisted of lease restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $4.7 million for the three months ended September 30, 2012 compared to $5.1 million for the same period in 2011. There were $0.3 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets and $0.2 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices; partially offset by an increase of $0.1 million in amortization expenses for the software operations for the three months ended September 30, 2012 compared to the same period in 2011. Depreciation, amortization and accretion expenses for software operations represented $1.8 million of the total $4.7 million in depreciation, amortization and accretion expenses for the three months end September 30, 2012 and $1.7 million of the total $5.1 million in depreciation, amortization and accretion expenses for the three months ended September 30, 2011.

Interest Expense, Net; Other Income (Expense), Net and Income Tax Expense

Interest Expense, Net.  Net interest expense decreased to $0.1 million for the three months ended September 30, 2012 compared to $0.7 million for the same period in 2011. This decrease was primarily due to minimal interest on debt for the three months ended September 30, 2012 associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012. As of September 30, 2012, we have no debt outstanding.

Other Income (Expense), Net.  Net other income increased to $52,000 for the three months ended September 30, 2012 from $1,000 of other expense, net for the same period in 2011.

Income Tax Expense. Income tax expense for both the three months ended September 30, 2012 and 2011 was $5.0 million. The following is the effective tax rate reconciliation for the three months ended September 30, 2012 and 2011, respectively:

	For the Three Months Ended September 30,
	2012		2011
	(Dollars in thousands)
Income before income tax expense	$13,035		$15,457

Income tax expense at the Federal statutory rate	$4,562	35.00%	$5,410	35.00%
State income taxes, net of Federal benefit	448	3.44%	538	3.48%
Change in valuation allowance	(16)	(0.12%)	(2,209)	(14.29%)
State income tax audit	(57)	(0.44%)	—	—
Other	50	0.38%	1,271	8.22%

Income tax expense	$4,987	38.26%	$5,010	32.41%

Results of Operations

Comparison of Revenues and Selected Operating Expenses for the Nine Months Ended September 30, 2012 and 2011

	For the Nine Months Ended September 30,						Change Between
	2012			2011			2012 and 2011
	Wireless	Software	Total	Wireless	Software(1)	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$123,387	$—	$123,387	$145,484	$—	$145,484	$(22,097)	(15.2%)
Product and related sales, net	5,101	39,324	44,425	7,684	30,808	38,492	5,933	15.4%

Total	$128,488	$39,324	$167,812	$153,168	$30,808	$183,976	$(16,164)	(8.8%)

Selected operating expenses:
Cost of products sold	$516	$14,621	$15,137	$2,257	$13,202	$15,459	$(322)	(2.1%)
Service, rental and maintenance	34,737	7,189	41,926	43,221	4,648	47,869	(5,943)	(12.4%)
Selling and marketing	8,794	8,821	17,615	11,191	6,248	17,439	176	1.0%
General and administrative	33,869	4,260	38,129	39,141	3,344	42,485	(4,356)	(10.3%)
Severance and restructuring	9	37	46	78	—	78	(32)	(41.0%)

Total	$77,925	$34,928	$112,853	$95,888	$27,442	$123,330	$(10,477)	(8.5%)

FTEs	396	280	676	455	250	705	(29)	(4.1%)

Active transmitters	4,769	—	4,769	5,061	—	5,061	(292)	(5.8%)

(1)	Software operations reflect financial results from March 3, 2011 to September 30, 2011 and are net of the reduction to maintenance revenue required by acquisition accounting to reflect fair value.

Revenues — Wireless

Our total revenues were $128.5 million and $153.2 million for the nine months ended September 30, 2012 and 2011, respectively. Service, rental and maintenance revenues, net of $123.4 million and $145.5 million for the nine months ended September 30, 2012 and 2011, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and related sales, net of $5.1 million and $7.7 million for the nine months ended September 30, 2012 and 2011, respectively, consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$ 100,079	$ 114,247
Two-way messaging	15,798	19,541

	$115,877	$133,788

Indirect:
One-way messaging	$3,913	$4,976
Two-way messaging	1,868	2,304

	$5,781	$7,280

Total paging:
One-way messaging	$103,992	$119,223
Two-way messaging	17,666	21,845

Total paging revenue	121,658	141,068
Non-paging revenue	1,729	4,416

Total service, rental and maintenance revenues, net	$123,387	$145,484

The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2012 and 2011 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of September 30,			For the Nine Months Ended September 30,			Change Due To:
	2012	2011	Change	2012(1)	2011(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,421	1,578	(157)	$103,992	$119,223	$(15,231)	$(2,801)	$(12,430)
Two-way messaging	125	143	(18)	17,666	21,845	(4,179)	(566)	(3,613)

Total	1,546	1,721	(175)	$121,658	$141,068	$(19,410)	$(3,367)	$(16,043)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Product and related sales for software operations were $39.3 million and $30.8 million for the nine months ended September 30, 2012 and 2011, respectively, which reflect software license revenue, professional services revenue, equipment sales, and maintenance revenue. Revenue recognized for the software operations in 2011 reflects results from March 3, 2011, the date of acquisition, through September 30, 2011. Operations revenue from software licenses, professional services, and equipment sales was $19.9 million and $22.1 million for the nine months ended September 30, 2012 and 2011, respectively. Operations revenue decreased by $2.2 million during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to one significant sale that was recognized during the nine months ended September 30, 2011. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. Maintenance revenue was $19.5 million and $8.7 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2011, maintenance revenue was reduced by $5.1 million to reflect the reduction to fair value as required by acquisition accounting. The table below details total product and related sales, net for software operations for the periods stated:

Revenue	For the Nine Months Ended September 30,
	2012	2011 (1)
	(Dollars in thousands)
Software licenses	$7,238	$9,386
Professional services	7,937	7,087
Equipment sales	4,681	5,639

Total operations revenue	19,856	22,112
Maintenance revenue	19,468	8,696

Total revenue	$39,324	$30,808

(1)

Software operations revenue reflects results from March 3, 2011 to September 30, 2011. Revenue is net of a reduction to maintenance revenue of $5.1 million required by acquisition accounting to reflect fair value.

Operating Expenses — Consolidated

General. Software operations results for the nine months ended September 30, 2011 reflect operations from March 3, 2011 to September 30, 2011.

Cost of Products Sold.  Cost of products sold consisted primarily of the following significant items:

	For the Nine Months Ended September 30,
	2012			2011			Change Between 2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$7,119	$7,119	$—	$5,370	$5,370	$1,749	32.6%
Cost of sales	516	6,150	6,666	2,257	6,674	8,931	(2,265)	(25.4%)
Other	—	1,352	1,352	—	1,158	1,158	194	16.8%

Total cost of products sold	$516	$14,621	$15,137	$2,257	$13,202	$15,459	$(322)	(2.1%)

FTEs	—	113	113	—	113	113	—	0.0%

As illustrated in the table above, cost of products sold for the nine months ended September 30, 2012 decreased $0.3 million from the same period in 2011 due to the following variances:

•

Payroll and related — The increase of $1.7 million in payroll and related expenses was due to installation costs associated with the software operations. Total FTEs who performed software installations as of September 30, 2012 and 2011 were 113 FTEs for both periods.

•

Cost of sales — The decrease of $2.3 million in cost of sales was due to $1.7 million reduction to wireless operations’ costs due to the lower cost basis of devices sold to or lost by wireless operations’ customers and $0.6 million reduction in cost of sales of hardware and third-party software in line with the reduction in equipment revenue for software operations.

•	Other — The increase of $0.2 million in other expenses was primarily due to higher miscellaneous expenses associated with installation services in the software operations.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Nine Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$13,538	$—	$13,538	$18,281	$—	$18,281	$(4,743)	(25.9%)
Telecommunications	6,915	—	6,915	8,688	26	8,714	(1,799)	(20.6%)
Payroll and related	10,908	5,290	16,198	12,313	3,596	15,909	289	1.8%
Stock based compensation	18	—	18	17	—	17	1	5.9%
Other	3,358	1,899	5,257	3,922	1,026	4,948	309	6.2%

Total service, rental and maintenance	$34,737	$7,189	$41,926	$43,221	$4,648	$47,869	$(5,943)	(12.4%)

FTEs	152	65	217	169	57	226	(9)	(4.0%)

As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2012 decreased $5.9 million or 12.4% from the same period in 2011 due to the following variances:

•

Site rent — The decrease of $4.7 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations for the wireless operations. Active transmitters declined 5.8% in 2012 from the same period in 2011.

•

Telecommunications — The decrease of $1.8 million in telecommunication expenses was primarily due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2012 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development and technical support personnel. The increase in payroll and related expenses of $0.3 million was due primarily to the increase of $1.7 million of payroll and related costs for software operations, partially offset by a reduction of $1.4 million in payroll and related costs for wireless operations due to headcount reductions of 17 FTEs to 152 FTEs at September 30, 2012 from 169 FTEs at September 30, 2011. Software operations FTEs increased by 8 FTEs to 65 FTEs at September 30, 2012 from 57 FTEs at September 30, 2011.

•

Stock based compensation — Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP.

•

Other — The increase of $0.3 million in other expenses was due to an increase of $0.9 million in other expenses for software operations, partially offset by lower other expenses of $0.6 million for wireless operations. The increase of $0.9 million for software operations consisted of increases in outside service expenses of $0.6 million, training expenses of $0.1 million and various other expenses, net of $0.2 million. The decrease in other expenses of $0.6 million for wireless operations was due primarily to reductions in office expenses of $0.5 million and repairs and maintenance expenses of $0.1 million.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Nine Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$5,729	$4,878	$10,607	$6,909	$3,155	$10,064	$543	5.4%
Commissions	2,276	1,655	3,931	3,160	1,645	4,805	(874)	(18.2%)
Stock based compensation	53	—	53	49	—	49	4	8.2%
Other	736	2,288	3,024	1,073	1,448	2,521	503	20.0%

Total selling and marketing	$8,794	$8,821	$17,615	$11,191	$6,248	$17,439	$176	1.0%

FTEs	83	68	151	107	51	158	(7)	(4.4%)

As indicated in the table above, selling and marketing expenses for the nine months ended September 30, 2012 increased by $0.2 million, or 1.0%, from the same period in 2011. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.5 million or 5.4% for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the increase of payroll and related costs of $1.7 million for software operations, partially offset by a reduction of $1.2 million in payroll and related costs for wireless operations due to headcount reductions of 24 FTEs to 83 FTEs at September 30, 2012 from 107 FTEs at September 30, 2011. Software operations FTEs increased by 17 FTEs to 68 FTEs at September 30, 2012 from 51 FTEs at September 30, 2011. The sales and marketing staff are all involved in selling our paging and software products and services domestically and internationally, as well as reselling other wireless products and services such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. Due to the longer sales cycle for our software products we have increased the number of software sales and marketing staff with the intention of increasing our potential sales opportunities. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees.

Commission expenses decreased by $0.9 million for the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to a reduction of commission expenses for wireless operations of $0.9 million in line with the revenue and subscriber erosion. Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP. The increase of $0.5 million in other expenses for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to increases in travel and entertainment expenses of $0.4 million, advertising expenses of $0.2 million, outside service expenses of $0.1 million and miscellaneous expenses of $0.1 million in our software operations, partially offset by reductions in travel and entertainment expenses of $0.1 million, outside service expenses of $0.1 million and rewards and recognition expenses of $0.1 million in our wireless operations.

General and Administrative.  General and administrative expenses consisted of the following significant items:

	For the Nine Months Ended September 30,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$15,335	$2,978	$18,313	$16,189	$2,442	$18,631	$(318)	(1.7%)
Stock based compensation	741	90	831	636	391	1,027	(196)	(19.1%)
Bad debt	516	263	779	519	163	682	97	14.2%
Facility rent	1,547	1,030	2,577	2,150	749	2,899	(322)	(11.1%)
Telecommunications	983	262	1,245	1,238	216	1,454	(209)	(14.4%)
Outside services	6,867	391	7,258	9,948	309	10,257	(2,999)	(29.2%)
Taxes, licenses and permits	4,040	136	4,176	4,849	—	4,849	(673)	(13.9%)
Other	3,840	(890)	2,950	3,612	(926)	2,686	264	9.8%

Total general and administrative	$33,869	$4,260	$38,129	$39,141	$3,344	$42,485	$(4,356)	(10.3%)

FTEs	162	34	196	179	29	208	(12)	(5.8%)

As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2012 decreased $4.4 million, or 10.3%, from the same period in 2011 due primarily to lower outside service expenses and tax, license and permit expenses. The 2011 outside service expenses included one-time acquisition related costs of $2.7 million for wireless operations. Total general and administrative expenses decreased for the nine months ended September 30, 2012 compared to the same period in 2011 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.3 million primarily due to lower payroll and related expenses of $0.8 million for wireless operations reflecting headcount reductions of 17 FTEs to 162 FTEs at September 30, 2012 from 179 FTEs at September 30, 2011 for wireless operations, partially offset by higher payroll and related expenses of $0.5 million for software operations. Software operations FTEs increased by 5 FTEs to 34 FTEs at September 30, 2012 from 29 FTEs at September 30, 2011. Payroll and related expenses during the nine months ended September 30, 2012 for software operations included a one-time benefit of $0.3 million for forfeitures under the 2012 Short-Term Incentive Plan (“STIP”) associated with the departure of two former executives.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock granted to non-executive members of our Board of Directors under the Equity Plans. Stock based compensation expenses decreased by $0.2 million primarily due to a net one-time benefit of $0.4 million during the nine months ended September 30, 2012 for forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations, partially offset by higher amortization of compensation expenses for both the 2009 LTIP and 2011 LTIP during the nine months ended September 30, 2012 compared to the same period in 2011.

•

Bad debt — The increase of $0.1 million in bad debt expenses was primarily due to an increase in bad debt expenses in our software operations during the nine months ended September 30, 2012 compared to the same period in 2011.

•

Facility rent — The decrease of $0.3 million in facility rent expenses was primarily due to lower facility rent expenses of $0.6 million related to the closure of office facilities, as we continue to rationalize our operating requirements to meet lower revenue and customer demand for the wireless operations, offset by an increase in facility rent expenses for software operations of $0.3 million.

•

Telecommunications — The decrease of $0.2 million in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $3.0 million in outside service expenses was due primarily to lower external accounting and legal service expenses for the nine months ended September 30, 2012 compared to the same period in 2011 due to acquisition and integration related costs of $2.7 million in 2011 and lower customer service expenses of $0.5 million for wireless operations during the nine months ended September 30, 2012 compared to the same period in 2011. These decreases were partially offset by increases in external tax support services and other services net of $0.2 million for wireless operations.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.7 million was primarily due to resolution of various state and local tax audits for wireless operations for the nine months ended September 30, 2011 at amounts higher than the originally estimated liabilities.

•

Other — The increase of $0.3 million in other expenses was primarily due to increases in recruiting and relocation expenses of $0.3 million and financial service expenses of $0.2 million, partially offset by a reduction in office expenses of $0.2 million for wireless operations.

Severance and Restructuring.   Severance and restructuring expenses decreased to $46,000 for the nine months ended September 30, 2012 compared to $78,000 for the same period in 2011, which consisted of lease restructuring costs associated with the terminations of certain lease agreements for transmitter locations for wireless operations. Severance and restructuring expenses of $46,000 for the nine months ended September 30, 2012 consisted of $37,000 of severance expenses for software operations due to involuntary terminations and $9,000 of restructuring expenses for wireless operations.

Depreciation, Amortization and Accretion.  Depreciation, amortization and accretion expenses were $13.8 million for the nine months ended September 30, 2012 compared to $14.9 million for the same period in 2011. There were $1.0 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $1.0 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices and $0.1 million reduction in accretion expenses, partially offset by an increase of $1.0 million in amortization expense due to the increase in intangible assets associated with our software operations. Depreciation, amortization and accretion expenses for software operations represented $5.2 million of the total $13.8 million in depreciation, amortization and accretion expenses for the nine months end September 30, 2012 and $3.9 million of the total $14.9 million in depreciation, amortization and accretion expenses for the nine months ended September 30, 2011.

Interest Expense, Net; Other Income, Net and Income Tax Expense (Benefit)

Interest Expense, Net.  Net interest expense decreased to $0.3 million for the nine months ended September 30, 2012 from $1.9 million for the same period in 2011. This decrease was primarily due to minimal interest on debt for the nine months ended September 30, 2012 associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012. As of September 30, 2012, we have no debt outstanding.

Other Income,  Net. Net other income decreased to $0.4 million for the nine months ended September 30, 2012 from $7.8 million of net other income for the same period in 2011. The other income recorded during the nine months ended September 30, 2011 was primarily related to the gain on the sale of narrowband personal communications service licenses to Sensus USA, Inc. (“Sensus”) in 2011 of $7.5 million.

Income Tax Expense (Benefit).  Income tax expense for the nine months ended September 30, 2012 was $16.3 million, an increase of $34.3 million from the $18.0 million income tax benefit for the nine months ended September 30, 2011. The increase in income tax expense and the effective tax rate reflects no adjustment to the deferred income tax asset valuation allowance in 2012. The benefit associated with the change in the deferred income tax asset valuation account in 2011 reflected the expected additional taxable income associated with the acquisition of Amcom. The following is the effective tax rate reconciliation for the nine months ended September 30, 2012 and 2011, respectively:

	For the Nine Months Ended September 30,
	2012		2011
	(Dollars in thousands)
Income before income tax expense	$41,222		$51,698

Income tax expense at the Federal statutory rate	$14,428	35.00%	$18,094	35.00%
State income taxes, net of Federal benefit	1,344	3.26%	1,696	3.28%
Change in valuation allowance	(43)	(0.10%)	(39,458)	(76.32%)
State income tax audit	191	0.46%	—	—
Other	345	0.84%	1,673	3.23%

Income tax expense (benefit)	$16,265	39.46%	$(17,995)	(34.81%)

Liquidity and Capital Resources — Consolidated

Cash and Cash Equivalents

At September 30, 2012, we had cash and cash equivalents of $49.5 million. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Overview

Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2012, should be adequate to meet anticipated cash requirements for both our wireless and software businesses for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability in our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing beyond the availability in our revolving credit facility would be available on acceptable terms. As of September 30, 2012, our available cash on hand was $49.5 million and our available borrowing capacity under our revolving credit facility was approximately $40.0 million (see Borrowings below).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Nine Months Ended September 30,		Change Between 2012 and 2011
	2012	2011
	(Dollars in thousands)
Net cash provided by operating activities	$ 52,705	$ 60,827	$ (8,122)
Net cash used in investing activities	(9,803)	(131,806)	(122,003)
Net cash used in financing activities	(47,012)	(17,652)	29,360

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

	For the Nine Months Ended September 30,		Change Between 2012 and 2011
	2012	2011
	(Dollars in thousands)
Cash received from customers	$ 167,734	$ 187,680	$(19,946)

Cash paid for —
Payroll and related expenses	55,837	58,523	(2,686)
Site rent expenses	13,640	18,493	(4,853)
Telecommunication expenses	7,890	9,387	(1,497)
Interest expenses	129	1,341	(1,212)
Other operating expenses	37,533	39,109	(1,576)

	115,029	126,853	(11,824)

Net cash provided by operating activities	$ 52,705	$ 60,827	$ (8,122)

Net cash provided by operating activities decreased $8.1 million for the nine months ended September 30, 2012 compared to the same period in 2011. Cash received from customers decreased $20.0 million for the nine months ended September 30, 2012 from the same period in 2011. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to lower revenue of $16.2 million, lower deferred revenue of $3.6 million, partially offset by higher customer deposits, accounts receivable and accrued sales tax of $0.2 million.

The decline in cash received from customers was offset by the reductions in cash paid for operating activities as follows:

•	Cash payments for payroll and related expenses decreased $2.7 million due primarily to reductions in payroll and related expenses for wireless operations.

•

Cash payments for site rent expenses decreased $4.9 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2012 for wireless operations.

•

Cash payments for telecommunication expenses decreased $1.5 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless operations.

•	Cash payments for interest expenses decreased $1.2 million primarily due to less interest on debt associated with the Amcom acquisition as principal payments were paid to eliminate the debt amount.

•

Cash payments for other operating expenses decreased $1.6 million. The decrease was due primarily to lower outside service expenses of $1.5 million (primarily related to acquisition and integration costs in 2011) and lower tax, license and permit expenses of $0.7 million (primarily due to resolution of various state and local tax audits for wireless operations for the nine months ended September 30, 2011 at amounts higher than the originally estimated). These decreases were partially offset by increases in facility rent expenses of $0.4 million for software operations and various other expenses, net of $0.2 million for wireless operations (primarily due to higher recruiting and relocation expenses in 2012).

Net Cash Used In Investing Activities.  Net cash used in investing activities decreased $122.0 million for the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to the consideration paid, net of cash acquired related to the Amcom acquisition in the first quarter of 2011 of $134.2 million. This decrease was partially offset by $7.5 million of proceeds received from Sensus in 2011 for the sale of the narrow band PCS license, an increase in consideration paid in 2012 for the IMCO acquisition of $3.0 million and an increase in capital expenditures net of proceeds from disposal of property and equipment in 2012 compared to 2011 of $1.7 million.

Net Cash Used In Financing Activities.  Net cash used in financing activities increased $29.4 million for the nine months ended September 30, 2012 from the same period in 2011 due to $4.9 million in stock repurchases and higher repayments of debt of $4.6 million, partially offset by lower cash dividends paid to stockholders of $2.8 million during the nine months ended September 30, 2012 compared to the same period in 2011. In addition, issuance of debt in 2011 associated with the Amcom acquisition of $24.0 million was partially offset by $1.3 million in deferred financing costs related to the debt recorded in the first quarter of 2011.

Cash Dividends to Stockholders.    For the nine months ended September 30, 2012 we paid a total of $13.8 million (or $0.625 per share of common stock) in cash dividends compared to $16.6 million (or $0.75 per share of common stock) in cash dividends for the same period in 2011.

Future Cash Dividends to Stockholders.  On November 1, 2012, our Board of Directors declared a regular quarterly dividend of $0.125 per share of common stock, with a record date of November 16, 2012 and a payment date of December 7, 2012. This dividend of approximately $2.8 million will be paid from available cash on hand.

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

On April 6, 2012, we repaid the $3.3 million that was outstanding under the Amended Credit Agreement. As of September 30, 2012, the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for outstanding LOCs. The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement. As of September 30, 2012, we had no debt outstanding. (See Note 13 of Unaudited Notes to Condensed Consolidated Financial Statements for further discussion on our long-term debt.)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of September 30, 2012.

Commitments and Contingencies

Operating Leases.  We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the wireless operations for the three months ended September 30, 2012 and 2011 was approximately $4.6 million and $5.9 million, respectively; and approximately $14.4 million and $19.7 million for the nine months ended September 30, 2012 and 2011, respectively. Total rent expense under operating leases for the software operations for each of the three months ended September 30, 2012 and 2011 was $0.3 million, respectively, and for the nine months ended September 30, 2012 and 2011 was $1.0 million and $0.7 million, respectively.

Other Commitments.  See Note 21 of Unaudited Notes to Condensed Consolidated Financial Statements for the status of other commitments during the quarter ended September 30, 2012.

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

See Note 21 of Unaudited Notes to Condensed Consolidated Financial Statements for legal proceedings during the quarter ended September 30, 2012.

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

There have been no changes to the critical accounting policies reported in the 2011 Annual Report that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

	For the Three Months Ended September 30,
	2012			2011
	Wireless	Software	Total	Wireless	Software (1)	Total
	(Dollars in thousands)
Operating income (loss)	$13,361	$(314)	$13,047	$16,527	$(337)	$16,190
Plus: Depreciation, amortization and accretion	2,944	1,780	4,724	3,407	1,673	5,080

EBITDA (as defined by the Company)	16,305	1,466	17,771	19,934	1,336	21,270
Less: Purchases of property and equipment	(2,658)	(38)	(2,696)	(1,758)	(21)	(1,779)

OCF (as defined by the Company)	$13,647	$1,428	$15,075	$18,176	$1,315	$19,491

(1)	Software operations are net of maintenance revenue reductions required by acquisition accounting to reflect fair value.

	For the Nine Months Ended September 30,
	2012			2011
	Wireless	Software	Total	Wireless	Software (1)	Total
	(Dollars in thousands)
Operating income (loss)	$41,950	$(836)	$41,114	$46,223	$(495)	$45,728
Plus: Depreciation, amortization and accretion	8,613	5,232	13,845	11,057	3,861	14,918

EBITDA (as defined by the Company)	50,563	4,396	54,959	57,280	3,366	60,646
Less: Purchases of property and equipment	(7,031)	(104)	(7,135)	(4,973)	(161)	(5,134)

OCF (as defined by the Company)	$43,532	$4,292	$47,824	$52,307	$3,205	$55,512

(1)	Software operations reflect financial results from March 3, 2011 to September 30, 2011 and are net of maintenance revenue reductions required by acquisition accounting to reflect fair value.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Long-term Debt

On April 6, 2012, we repaid the remaining $3.3 million of the debt outstanding. As of September 30, 2012, we had no debt outstanding. The Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 of Unaudited Notes to Condensed Consolidated Financial Statements for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not customarily use derivative instruments to manage our interest rate risk profile. As of September 30, 2012, we have no derivative financial instruments outstanding to manage our interest rate risk.

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

Changes in Internal Control Over Financial Reporting

In addition, our management carried out an evaluation, as required by Rule 13a -15(d) of the Exchange Act, with the participation of the CEO and CFO, of changes in our internal control over financial reporting. Effective January 3, 2012, we converted our software operations’ general ledger and related systems to the same systems currently utilized by wireless operations. Except as described above, the CEO and CFO concluded that there were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe that our disclosure controls and procedures were operating effectively as of September 30, 2012.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

Information regarding reportable legal proceedings is contained in “Part I – Item 3 – Legal Proceedings” in the 2011 Annual Report. The following amends and restates the description of previously reported legal contingencies in the 2011 Annual Report for which there has been a material development during the nine months ended September 30, 2012.

Filed Litigation.  On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The Plaintiffs seek damages of $21.0 million jointly and severally from the Defendants. As of September 30, 2012, the Plaintiffs and the Company are currently in discussion regarding mediation.

We are fully insured for these damages and our defense against this claim has been assumed by the insurance carrier who has designated legal counsel to handle this lawsuit on our behalf. We do not expect the monetary settlement of this lawsuit, if any, would have a material impact on our financial condition or results of operations.

Item 1A.    Risk Factors

The risk factors included in “Part I – Item 1A – Risk Factors” of the 2011 Annual Report have not materially changed during the quarter ended September 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to stock purchased by us during the three months ended September 30, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(3)
				(Dollars in thousands)
Beginning Balance				$25,000
July 1 through July 31, 2012	—	$—	—	25,000
August 1 through August 31, 2012	275,869	11.05	275,869	21,952
September 1 through September 30, 2012	159,113	11.73	159,113	20,085

Total	434,982	$11.30	434,982

(1)	The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program described in footnote 3 below.
(2)	Average price paid per share excludes commissions.
(3)

During 2011 our common stock repurchase program was suspended due to the acquisition of our software operations. On July 24, 2012 and effective August 1, 2012, our Board of Directors approved a fifth supplement to the common stock repurchase program and reset the repurchase authority to $25.0 million as of August 1, 2012. The purchase period was extended through December 31, 2013. Without exceeding the $25.0 million repurchase authority during the purchase period (August 1, 2012 through December 31, 2013), the maximum repurchase authority for the period through December 31, 2012 is $13.5 million and the maximum repurchase authority for the calendar year 2013 is $19.1 million.

Item 5.    Other Information

Mr. Colin Balmforth serves as President of Amcom pursuant to an offer letter agreement with the Company dated July 27, 2012 attached hereto as Exhibit 10.1, and Mrs. Lynn M. Danko serves as Chief Financial Officer of Amcom pursuant to an offer letter agreement with the Company dated September 27, 2012 attached hereto as Exhibit 10.2.

Our Board of Directors approved an annual base salary increase for Mr. Shawn E. Endsley, CFO, effective September 30, 2012 from $200,000 to $250,000. Mr. Endsley will participate in the annual STIP based upon his prorated annual salary for 2012. Mr. Endsley will participate in the 2009 LTIP at his current level.

The Company has a Code of Business Conduct and Ethics (“Code”) which contains general guidelines for conducting our business consistent with the highest standards of business ethics. This Code applies to all of our directors, officers and employees. On October 30, 2012, the Company approved certain amendments to the Code, mainly the addition of sections on conflicts of interest and employment of relatives. The updated Code is attached hereto as Exhibit 14.1.

Item 6.    Exhibits

10.1	Offer Letter, dated as of July 31, 2012, between USA Mobility, Inc. and Colin Balmforth(1)
10.2	Offer Letter, dated as of September 28, 2012, between Amcom Software, Inc. and Lynn M. Danko(1)
14.1	Code of Business Conduct and Ethics of USA Mobility, Inc., Restated October 19, 2012(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 2, 2012(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 2, 2012(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 2, 2012(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 2, 2012(1)
101	XBRL Instance Document(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

Dated: November 2, 2012	/s/ Shawn E. Endsley
Name: Shawn E. Endsley
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Offer Letter, dated as of July 31, 2012, between USA Mobility, Inc. and Colin Balmforth(1)
10.2	Offer Letter, dated as of September 28, 2012, between Amcom Software, Inc. and Lynn M. Danko(1)
14.1	Code of Business Conduct and Ethics of USA Mobility, Inc., Restated October 19, 2012(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 2, 2012(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 2, 2012(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 2, 2012(1)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 2, 2012(1)
101	XBRL Instance Document(1)

(1)	Filed herewith.