Form 10-K
period 2012-12-31
USA Mobility, Inc
filed 2013-04-15
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32358

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

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $279,852,298 based on the closing price of $12.86 per share on the NASDAQ National Market® on June 29, 2012.

The number of shares of registrant’s common stock outstanding on April 5, 2013 was 21,711,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2013, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

Restatement of Consolidated Financial Statements

During our testing of internal controls over financial reporting for the purpose of evaluating the design and effectiveness of such controls for the year ended December 31, 2012 for USA Mobility, Inc. (the “Company”), our management determined that a material weakness in internal control over financial reporting existed at our indirect wholly owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”) relating to Amcom’s internal controls over software revenue recognition. Management determined that such controls over software revenue recognition were not adequately designed (1) to provide sufficient evidence to support the conclusion that software was installed and functional at the customer site and all service obligations were satisfied under such arrangements in order to recognize revenue and (2) to ensure proper review over the processing of sales orders involving multiple element arrangements in the delivery of software, equipment and related services to ensure that they were accounted for in accordance with the requisite accounting guidance. We also determined that this material weakness did not impact the existence or validity of the underlying revenue transactions or the Company’s receipt of cash for these revenue transactions. To address this material weakness, we reviewed all relevant revenue transactions to identify revenue that may not have been recognized in the proper periods or at the proper amounts.

We had recognized revenue using the residual method as the software operations had vendor specific objective evidence of fair value (“VSOE”) for maintenance services (post-contract customer support “PCS”) but did not have VSOE for software licenses and professional services (primarily installation and training). The revenue from software licenses and professional services was recognized upon completion of services. Completion of services was based upon the determination that the software had been installed and was available for use in the customer’s environment. These transactions committed the software operations to provide post installation services, typically over a 90 day period, that were more substantive in scope than traditional PCS services. As the services would often include finalizing software configuration, or providing training, they were considered essential to the functionality of the software since they could not be provided by another vendor. As such, they could not be separated from the software bundle. Therefore, we concluded that under the completed contract method, no revenue for these arrangements should have been recognized until all service obligations were satisfied. We reviewed all revenue transactions since the acquisition of the software operations on March 3, 2011 through December 31, 2012 to ensure that revenue was appropriately allocated between all software and non-software deliverables, and was recognized in the appropriate accounting period.

On March 28, 2013, the Audit Committee of our Board of Directors concluded that the previously issued consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 contained material errors and should no longer be relied upon. The Company determined that the previously issued consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods March 31, 2012, June 30, 2012 and September 30, 2012 were not materially misstated.

The adjustments made as a result of the restatement are more fully discussed in Note 2 — Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. We have restated the previously issued 2011 consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed in this Annual Report under Item 1A “Risk Factors.” Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.

The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the Securities and Exchange Commission (“SEC”). Also note that, in the risk factors, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect USA Mobility’s business, statement of income or financial condition, subsequent to the filing of this Annual Report.

PART I

ITEM 1.	BUSINESS

General

USA Mobility Inc., a holding company, which, acting through our indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”), is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through our indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”) which we acquired on March 3, 2011, we provide mission critical unified communications solutions for contact centers, emergency management, mobile event notification, and Smartphone messaging. Our combined product offerings are capable of addressing a customer’s mission critical communications needs.

Our principal office is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.usamobility.com/. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this Annual Report on Form 10-K.) We make available on our website, free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.

We have two reportable segments, wireless operations and software operations. The operations of our software segment have been included in the consolidated results of the Company from March 3, 2011, the date of acquisition. (See Note 18 in our Notes to Consolidated Financial Statements.)

Scope

We are a leading provider of paging services and selected software solutions in the United States and abroad, generally in Europe, Australia, Asia and the Middle East. We offer our services and products primarily to three major market segments: healthcare, government, and large enterprise. For the year ended December 31, 2012, 77% and 23% of our consolidated revenue was generated by our wireless and software operations, respectively.

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

Although the traditional paging industry in the United States has several licensed paging companies, the overall number of one-way and two-way messaging subscribers has been declining as the industry faces intense competition from “broadband”/voice wireless services and other forms of wireless message delivery. As a result, demand for our one-way and two-way messaging services has declined over the past several years, and we believe that it will continue to decline for the foreseeable future. The decline in demand for messaging services has largely been attributable to competition from cellular and broadband Personal Communications Service carriers.

Products and Operations

We market and distribute our wireless services through a direct sales force and a small indirect sales channel.

Direct. The direct sales force rents or sells products and messaging services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and Federal, state and local government agencies. We will continue to market to commercial enterprises, especially healthcare organizations, that are interested in low cost, highly reliable critical messaging. We maintain a sales presence in key markets throughout the United States in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate groups, such as our Key Account Management team, focused on retaining and selling additional services to our key healthcare accounts as well as a team selling to government and national accounts. Our direct sales efforts also include a focus on cross-selling Amcom services to our extensive list of Wireless customers.

Indirect. Within the indirect channel, we contract with and invoice an intermediary for airtime services. The intermediary or “reseller” in turn markets, sells, and provides customer service to the end user. Generally, there is no contractual relationship that exists between us and the end subscriber. Therefore, operating costs per unit to provide these services are lower than those required in the direct distribution channel. Indirect units in service typically have lower average revenue per unit (“ARPU”) than direct units in service. The rate at which subscribers disconnect service in the indirect distribution channel has generally been higher than the rate experienced with direct customers, and we expect this trend to continue in the foreseeable future.

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of December 31,
	2012		2011		2010
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,421	93.8%	1,555	93.2%	1,751	92.7%
Indirect	94	6.2%	113	6.8%	138	7.3%

Total	1,515	100.0%	1,668	100.0%	1,889	100.0%

Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. We offer ancillary services, such as voicemail and equipment loss/maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services.

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of December 31,
	2012		2011		2010
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,394	92.0%	1,528	91.6%	1,713	90.7%
Two-way messaging	121	8.0%	140	8.4%	176	9.3%

Total	1,515	100.0%	1,668	100.0%	1,889	100.0%

The demand for one-way and two-way messaging services declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the United States economy and high unemployment rates nationwide. To the extent that unemployment rates may remain high or increase in 2013, we anticipate an unfavorable impact on the level of subscriber cancellations.

As demand for one and two messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless business. During 2012, we launched a new service called Amcom Mobile Connect Select that allows our paging numbers and network to integrate with smartphones to deliver a paging experience via a smartphone application. We will continue to look for ways to innovate and provide customers the highest value possible.

Software Operations

Industry Overview

Our software operations offer a focused suite of unified communications solutions that include call center operations, clinical alerting and notifications, mobile communications and public safety solutions. Given the focused nature of our software products, our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions.

Due to the focused nature of our software solutions there is no single competitor that matches our portfolio of software solutions (see “Competition” below). Within this market we have identified the following dynamics and have focused our software solutions (see “Products and Operations” below) to address these dynamics:

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

Products and Operations

We develop, sell, and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize, and standardize mission critical communications. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. These areas of market focus compliment the market focus of our wireless operations outlined above. Our software operations have offices in Minnesota, New York, Florida, New Hampshire, Australia, the United Kingdom and the Middle East. We have a sales presence and customer base both domestically, throughout the United States, and internationally, in Europe, Australia, Asia and the Middle East.

Our software operations have established solutions for:

•	Hospital Call Centers — These solutions encompass operator and answering services along with call recording, scheduling and selective additional support modules.

•	Clinical Workflow Communication — These solutions address hospital code processing as well as physician support tools.

•	Communication Applications — These solutions support hospital notification and appointment support.

•	Communications Infrastructure — These solutions support the wireless messaging infrastructure and offer a software product that can link disparate communications software (“middleware”).

•	Public Safety — These solutions implement and support emergency communication systems.

In our software operations we sell software solutions, professional services (installation and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance). Our software is licensed to end users under an industry standard software license agreement. Our software operations are organized as follows to support this business.

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

Sales. We have organized our global sales organization into two theaters: the Americas and International. We sell our software products through a direct and channel sales force. The direct sales effort is geographically focused with the exception of dedicated government specialists. The direct sales force targets unified communication executives such as chief information officers, medical officers, care givers, information technology directors, telecommunications directors and contact center managers. Additionally, we target clinical resources including chief nursing officers and chief medical information officers. The timing for a direct sale from initial contact to final sale ranges from 6 to 18 months depending on the type of software solution.

The direct sales force is complemented by a channel sales force consisting of a dedicated team of managers. These managers coordinate relationships with alliance partners who provide sales introductions for our direct sales force.

Professional Services. We offer implementation services for our software products. These implementation services are provided by a dedicated group of professional service employees. Our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. A typical implementation process ranges from 30 to 180 days depending on the type of implementation. We may also use professional services partners to implement our solutions for customers.

Customer Support. To support our software products, we have established a dedicated customer support organization. Due to the mission critical nature of our software products, we provide 24 hours a day, 7 days a week, 365 days a year customer support that customers can access via telephone, email or the Internet.

Product Development. We maintain a product development group focused on developing new software products along with ongoing maintenance and enhancement of existing products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenues, customer/employee satisfaction, possible cost savings and development time and expense.

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

Our two-way networks utilize the ReFLEX 25TM protocol, also developed by Motorola. ReFLEX 25TM promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located, allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25TM protocol allows the two-way network to transmit substantially more messages than a one-way network using either the POCSAG or FLEXTM protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way paging network operates under a set of licenses called narrowband Personal Communications Service, which uses 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.

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

Sources of Equipment

Wireless — We do not manufacture the messaging devices our customers need to take advantage of our services or the network equipment we use to provide messaging services. We have relationships with several vendors to purchase new messaging devices. Used messaging devices are available in the secondary market from various sources. We believe existing inventory, returns of devices from customers that cancelled services, and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected messaging device requirements for the foreseeable future. We negotiate contractual terms with our vendors that do not directly relate to the manufacturing of the network equipment or messaging devices. The network equipment and messaging devices are generic on which we may place our logo or label.

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

Our wireless operations compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC and a variety of other regional and local providers. Our products and services also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capabilities into their mobile phone devices. Many of these companies possess greater financial, technical and other resources than we do.

Most Personal Communications Service and other mobile phone devices currently sold in the United States are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, Personal Communications Service and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, Personal Communications Service and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to stand-alone messaging services.

Software — We do have a number of competitors whose software products compete with one or more modules of our unified communications solutions. These competitors are mostly privately held companies and offer a number of call center and middleware products. Currently, there are no competitors that offer a similar comprehensive set of software modules that match our product offerings. Based on the current competitive environment, we do not foresee in the near term any competitor developing a comprehensive set of modular software products that will completely match our current portfolio of software products.

Regulation

Federal Regulation

Wireless — The FCC issues licenses to use radio frequencies necessary to conduct our business and regulate many aspects of our operations. Licenses granted to us by the FCC have varying terms, generally of up to ten years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally have been granted upon showing compliance with FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal that our wireless operation has requested.

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

The FCC’s rules and regulations require us to pay a variety of fees that otherwise increase our costs of doing business. For example, the FCC requires licensees such as USA Mobility Wireless, Inc. to pay levies and fees, such as universal service fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, we are permitted to bill our customers for these regulatory costs and typically do so.

Additionally, the Communications Assistance to Law Enforcement Act of 1994, (“CALEA”) and certain rules implementing CALEA require some telecommunication companies, including us, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages. Other regulatory requirements restrict how we may use customer information and prohibit certain commercial electronic messages, even to our own customers.

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

Software — The FDA has determined that certain of our middleware software products are subject to regulation as medical devices as defined by the Federal Food, Drug and Cosmetic Act (“the FDC Act”). Since our middleware software products are classified as medical devices, we are required to comply with the FDC Act’s requirements, including but not limited to: registration and listing, labeling, medical device reporting (reporting of medical device-related adverse events), removal and correction, and good manufacturing practice requirements. We have complied with the regulatory requirements of the FDC Act, and registered and received the necessary clearances for our products. As we modify and/or enhance our software products (including our middleware product), we may be required to request FDA clearance before we are permitted to market these products.

In addition, our software products may handle or have access to personal health information subject in the United States to the Health Insurance Portability and Accountability Act (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we help our customers comply. Our failure to accurately anticipate or interpret these complex and technical laws could subject us to civil and/or criminal liability. We believe that we are in compliance with these laws and their related regulations.

Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2013 to regulatory policy or regulations.

State Regulation

Wireless — As a result of the enactment by Congress of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”) in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating “other terms and conditions” of our operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible, however, provisions of the OBRA prohibit local zoning authorities from unreasonably restricting wireless services. States that regulate our services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control of USA Mobility. At this time, we are not aware of any proposed state legislation or regulations that would have a material adverse impact on our existing wireless operations.

Software — At this time, we are not aware of any proposed state legislation or regulations that would have a material adverse impact on our existing software operations.

Trademarks

Wireless — We have owned the service marks “USA Mobility” since November 16, 2004, “Arch” since December 17, 2002 and “Metrocall” since September 4, 1979, and hold Federal registrations for the service marks “Metrocall” and “Arch Wireless” as well as various other trademarks. The trademarks are fully amortized for accounting purposes. We believe our trademarks distinguish our Wireless business from our smaller non-public competitors.

Software — We have owned the trademark “Amcom” in the United States since April 9, 2002 and in Australia since August 28, 2009. We have also owned the trademark “Amcom Software, Inc.” in the United States since April 8, 2009 and in Australia since August 28, 2009. We also own various other trademarks such as “911 Solutions” since July 21, 1998, “Intellidesk” in the United States since August 1, 1995 and “Intellispeech” in the United States since July 22, 2003. We believe these trademarks distinguish our software solutions from our smaller and diverse competitors.

Employees

At December 31, 2012 and April 5, 2013 we had 665 and 667 full time equivalent (“FTE”) employees, respectively. Our employees are not represented by labor unions. We believe that our employee relations are good.

2013 Business Strategy

During 2013, we will continue to focus on serving the mission critical needs of our customers with a variety of wireless and software communications solutions and new product offerings, while operating an efficient, profitable and free cash flow-based business strategy. Our principal operating objectives and priorities for 2013 include the following:

•	Drive free cash flow primarily through a low-cost wireless operating platform;

•	Maximize paging, software and consolidated revenue;

•	Maximize software bookings; and

•	Seek long-term revenue growth through product innovation and business diversification.

Drive free cash flow primarily through a low-cost wireless operating platform — Throughout 2013 we expect to continue to reduce our underlying cost structure for the wireless operations while we continue to invest in our software operations. These reductions will come from all areas of operations. We expect to reduce our employee base within the wireless operations as operational requirements dictate, which, in turn, will reduce payroll and related expenses for the wireless operations. These reductions in operating expenses are necessary in light of the declining revenue base in our wireless operations. Our software operations are on a growth trajectory and we will continue to invest in that business while leveraging the existing strengths of our wireless operations to support that growth. Our software operations require investments in sales and marketing, product implementation, product development and customer support that drive software, services, and maintenance revenue growth. We must manage the challenge of effectively increasing our operating expenses to support our revenue growth without allowing costs to erode our profitability objectives. For our software operations, we expect to achieve cost savings by integrating and consolidating various duties where feasible with the wireless operations. Doing so would achieve operational efficiencies that lead to cost reduction for the Company. We have established free cash flow objectives for both our wireless and software operations. We define free cash flow as operating income plus depreciation, amortization, accretion and impairment expenses (also known as “EBITDA”) less capital expenditures. (All determined in accordance with United States generally accepted accounting principles (“GAAP”). This is also known as operating cash flow. See Item 7, Non-GAAP Financial Measures.)

Maximize paging, software, and consolidated revenue — Healthcare customers represent our most stable and loyal customers, and represented a significant percentage of our revenue base in 2012. Both our wireless and software operations have a valuable presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments and critical mission notification. For the wireless operations, we will continue to focus on network reliability and customer service to help minimize the rate of subscriber disconnects. For the software operations, we intend to leverage our domain expertise and presence within the hospital market to increase sales of additional products to our existing customers. In addition, we are committed to developing new products that extend our existing capabilities and address specific customer requirements. Our focus on our customers’ experience and satisfaction has supported software maintenance renewal rates of approximately 99% and positioned us as a reliable vendor, thereby increasing demand for product upgrades, enhancements and new product offerings. We have an ongoing initiative to further penetrate the hospital segment in the United States and believe there is significant opportunity to sell unified communications solutions to hospitals located outside of the United States. We intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in the healthcare, government and large enterprise segments in 2013 both in the United States and overseas.

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

Seek long-term revenue growth through product innovation and business diversification — We are constantly innovating and investing in product development in order to enhance existing software solutions and bring new offerings to market. In particular we have focused on the explosion of the mobile communications marketplace and our ability to make sure the right person gets the right message on the right device at the right time. We also believe that add-on acquisitions of companies or technologies are an important part of our future growth. We believe add-on acquisitions of complementary companies or technologies in the healthcare market will further entrench our position with our current customers and expand our overall addressable markets. Rapidly and successfully integrating strategic acquisitions and improving operational efficiency is a focus of our management team. Given the nature of our solutions, new technologies can be easily integrated to accelerate cross-selling opportunities. Our goal is to look at other businesses that may provide the opportunity for growth in our software operations and stability in our wireless operations over time.

To ensure focus on our 2013 business strategy we have established specific performance objectives in the short-term incentive plan (“STIP”) for our wireless and software operations that include these operating objectives and priorities. In addition our long-term incentive plan (“LTIP”) includes specific performance objectives for these priorities.

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

Our wireless revenues are dependent on the number of subscribers that use our paging devices. There is intense competition for these subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. We expect our subscriber numbers and revenue to continue to decline into the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in operating expenses. Reductions in operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. There can be no assurance that we will be able to reduce our operating expenses commensurate with the level of revenue erosion. The inability to reduce operating expenses would have a material adverse impact on our business, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We may experience a long sales cycle in our software operations.

Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take 6 to 18 months depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software. The inherent unpredictability of decision making resulting from budget constraints, multiple approvals and administrative issues may result in fluctuating bookings and revenue from month to month and quarter to quarter. While we attempt to manage this unpredictability through a robust marketing effort to identify sales opportunities, our bookings and corresponding revenue are dependent on actions that have occurred in the past. In every month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.

The impact of this sales cycle could adversely impact our operating cash flow and margins and could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

Service to our customers could be adversely impacted by network rationalization.

We have an active program to consolidate our number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to our existing subscribers despite our efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and results of statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

If we are unable to retain key management personnel, we might not be able to find suitable replacements in a timely basis, or at all, and our business could be disrupted.

Our success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable key executive and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunication and software industry, and there is no assurance that we will be able to attract and retain the personnel necessary for the management and development of our business. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

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

We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably grow our software operations and to continue to reduce operating expenses and to maintain profitability in our wireless operations as both revenues and subscribers are expected to decline in the future. To the extent that anticipated reductions in operating expenses do not occur or sufficient revenues are not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and the valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of income may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code (“IRC”) Section 382, our financial condition and statement of income may be materially affected.

Our wireless operations are regulated by the FCC and, to a lesser extent, state and local regulatory authorities. Changes in regulation could result in increased costs to us and our customers.

We are subject to regulation by the FCC and, to a lesser extent, by state and local authorities. Changes in regulatory policy could increase the fees we must pay to the government or to third parties, and could subject us to more stringent requirements that could cause us to incur additional capital and/or operating costs. To the extent additional regulatory costs are passed along to customers, those increased costs could adversely impact subscriber cancellations.

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

In 2011, the FCC initiated a rulemaking to consider new rules governing the use of signal boosters, including in the 900 MHz paging bands. To date, the FCC has not indicated when it intends to issue new rules and we are unable to predict what impact, if any, a signal boosters rule could have on our operations, cash flows, ability to continue payment of cash dividends to stockholders, and ability to repurchase shares of our common stock.

The FCC continues to consider changes to the rules governing the collection of universal service fees. The FCC is evaluating a flat monthly charge per assigned telephone number as opposed to assessing universal service contributions based on telecommunication carriers’ interstate revenues. There is no timetable for any rulemaking to implement this numbers-based methodology. If the FCC adopts a numbers-based methodology, our attempt to recover the increased contribution costs from our customers could significantly diminish demand for our services, and our failure to recover such increased contribution costs could have a material adverse impact on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

In our software operations certain of our software products are regulated by the FDA. The application of or changes in regulations could impact our ability to market new or revised software products to our customers.

Certain of our software products are regulated by the FDA as medical devices. The classification of our software products as medical devices means that we are required to comply with certain registration and listing, labeling, medical device reporting, removal and correction, and good manufacturing practice requirements. Updates to these products or the development of new products could require us to seek clearance from the FDA before we are permitted to market or sell these software products. In addition, changes to FDA regulations could impact existing software products or updates to existing products. The impact of delays in FDA clearance or changes to FDA regulations could impact our ability to market or sell our software products and could have a material adverse effect on our software operations, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

We have investigated potential acquisitions and may be unable to successfully integrate such acquisitions into our business and may not achieve all or any of the operating synergies or anticipated benefits of those acquisitions.

We continue to evaluate acquisitions of other businesses where we believe such acquisitions will yield increased cash flows, improved market penetration and/or identified operating efficiencies and synergies. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms. We anticipate that our acquisitions will be financed through a combination of methods, including but not limited to the use of available cash on hand, and borrowings under our revolving credit facility. Disruptions in credit markets may limit our ability to finance acquisitions should financing requirements exceed the availability under our revolving credit facility. In addition, we may face various challenges with our integration efforts, including the combination and simplification of product and service offerings, sales and marketing approaches and establishment of combined operations. Although acquired businesses may have significant operating histories, we may have limited or no history of owning and operating these businesses. If we were to acquire these businesses, there can be no assurance that:

•	such businesses will perform as expected;

•	such businesses will not incur unforeseen obligations or liabilities;

•	such businesses will generate sufficient cash flow to support the indebtedness, if incurred, to acquire them or the expenditures needed to develop them; and/or

•	the rate of return from such businesses will justify the decision to invest the capital to acquire them.

If we do not realize all or any of the anticipated benefits of an acquisition, it could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

Technical problems and higher costs may affect our product development initiatives.

Our future software revenue growth depends on our ability to develop, introduce and effectively deploy new solutions and features to our existing software solutions. These new features and functionalities are designed to address both existing and new customer requirements. While our software operations have a disciplined approach to product development, we may experience technical problems and additional costs as these new features are tested and deployed. Failure to effectively develop new or improved software solutions could adversely impact revenue growth in our software operations and could have a material adverse effect on our software operations, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

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

Third parties may claim we infringe their intellectual property rights. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. The number of these claims may grow as a result of constant technological change in the segments in which our software operations compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents.

Our portfolio of issued patents and copyrights may be insufficient to defend ourselves against intellectual property infringement claims. We understand these risks and will take reasonable and appropriate action to protect ourselves as we develop and deploy additional software solutions. Should we experience litigation on intellectual property infringement, such litigation could have a material adverse impact on our ability to sell our software solutions and on our financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We may encounter issues with privacy and security of personal information.

A substantial portion of our revenue comes from healthcare customers. Our software solutions may handle or have access to personal health information subject in the United States to HIPPA, HITECH and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. We make every effort to comply with these and all relevant statutes and regulations. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers, and have a material adverse impact on our software operations, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

System disruptions and security threats to our computer networks, satellite control or telecommunications systems could have a material adverse effect on our business.

The performance and reliability of our computer network and telecommunications systems infrastructure is critical to our operations. Any computer system or satellite network error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. We devote significant resources to the security of our computer systems, but our computer systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. As a result, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, statement of income and cash flows.

We may encounter issues with international sales and expansion

A portion of our software revenue comes from international sales. We plan to further expand our international presence. We may not be successful in our efforts to expand into these international markets. Our international sales and operations are subject to a number of risks, including:

•	compliance with foreign and U.S. laws and regulations including the US Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010;

•	volatility in international political and economic environments;

•	imposition of taxes, export controls, tariffs, embargoes and other trade barriers;

•	changes in regulatory requirements;

•	lack of strong intellectual property protection;

•	difficulty in staffing, developing and managing foreign operations;

•	limitations on the repatriation and investment of funds;

•	fluctuations in foreign currency exchange rates; and

•	geopolitical developments, including war and terrorism.

In addition, the on-going financial crisis in Europe and implementation of stringent financial austerity measures by many national governments, and the continuing risk of conflict and political instability in the Middle East may lead to delays or cancellations of our sales orders. The consistent growth in the economy of Australia and increase in compensation costs may make it increasingly difficult to attract and retain quality staff and may increase our cost of doing business.

We are unable to predict the impact of these factors. Any one or more of these factors could adversely affect our business, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

We have a material weakness in internal control over financial reporting and can provide no assurance that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

Management has identified a material weakness in our internal control over financial reporting that affected the Company’s financial statements for the periods ended December 31, 2012 and 2011 and the interim periods in 2011. See “Item 9A. Controls and Procedures.”

The material weakness in the Company’s internal control over financial reporting during the periods related to software revenue recognition was such that controls over revenue recognition were not adequately designed (1) to provide sufficient evidence to support the conclusion that software was installed and functional at the customer’s site and all service obligations were satisfied under such arrangements in order to recognize revenue and (2) to ensure proper review over the processing of sales orders involving multiple-element arrangements in the delivery of software, equipment and related services to ensure that they were accounted for in accordance with the requisite accounting guidance.

We can provide no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties that may be encountered in their implementation, could result in additional material weaknesses, cause the Company to fail to meet its periodic reporting obligations or result in material misstatements in the Company’s financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor reports regarding the effectiveness of the Company’s internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of those financial statements.

General economic conditions that are largely out of our control may adversely affect our financial condition and statement of income.

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

A significant portion of our revenue is derived from healthcare customers and we are impacted by changes in the healthcare economic environment. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other economic developments. These developments can have a dramatic effect on the decision-making and the spending for information technology and software. This economic uncertainty can add to the unpredictability of decision-making and lengthen our sales cycle. We plan to respond to these conditions by maintaining our marketing focus and continuing our diversification into other market segments including government and large enterprise.

Further, the consequences of the healthcare reform legislation continue to impact both the economy in general and the healthcare market in particular. The uncertainty created by the legislation is impacting customer decision making and information technology plans in our key healthcare market. We are unable to predict the full consequences of this uncertainty on our wireless and software operations. Adverse changes in the economic environment could adversely impact our ability to market and sell our wireless and software solutions to healthcare customers and have a material adverse impact on our software operations, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of April 15, 2013.

ITEM 2.	PROPERTIES

Wireless — At December 31, 2012, we owned two office buildings in the United States. One office building has 1,500 square feet located in Charlotte, North Carolina and the other office building has 4,400 square feet located in Rochester, New York. In addition, we leased facility space, including our executive headquarters, sales, technical, and storage facilities in approximately 71 locations in 32 states.

At December 31, 2012, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 3,782 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.

At December 31, 2012, we had 4,749 active transmitters on leased sites which provide service to our customers (of which 2,363 are customer provided sites with no associated site rent expenses).

Software — At December 31, 2012, we leased seven facilities in the United States, one facility in Australia, one facility in the United Kingdom and one facility in the Middle East, which included space in five office buildings, three executive sales offices, one redundant site pertaining to our hosted services offering and one warehouse location.

ITEM 3.	LEGAL PROCEEDINGS

We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

Filed Litigation. On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The Plaintiffs are seeking damages of $21.0 million jointly and severally from the Defendants.

We are fully insured for these damages and our defense against this claim has been assumed by the insurance carrier who has designated legal counsel to handle this lawsuit on our behalf. We do not expect the monetary settlement of this lawsuit, if any, would have a material impact on our financial condition or statement of income. As of April 15, 2013, although the case is in the discovery phase, counsel for the Company is still pursuing settlement negotiations with the plaintiffs.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “USMO.”

The following table sets forth the high and low intraday sales prices per share of our common stock for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are as reported on the NASDAQ National Market® from January 1, 2011 through December 31, 2012.

	2012		2011
For the Three Months Ended	High	Low	High	Low
March 31,	$15.20	$13.10	$18.93	$12.29
June 30,	14.32	11.51	16.43	14.37
September 30,	14.29	10.71	17.73	13.00
December 31,	12.49	10.34	16.04	12.51

We sold no unregistered securities during 2012. As of April 5, 2013, there were 5,320 holders of record of our common stock.

Cash Distributions/Dividends to Stockholders

The following table details information on our cash distributions since the formation of USA Mobility through the year ended December 31, 2012. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2008 through December 31, 2012, include previously declared cash distributions on restricted stock units (“RSUs”) and shares of vested restricted common stock (“restricted stock”) granted under the USA Mobility, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Per Share Amount	Total Payment(1)
		(Dollars in thousands)
2005	$1.50	$40,691
2006(2)	3.65	98,904
2007(3)	3.60	98,250
2008(4)	1.40	39,061
2009(3)	2.00	45,502
2010(3)	2.00	44,234
2011	1.00	22,121
2012(5)	0.75	16,512

Total	$15.90	$405,275

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.
(2)	On August 8, 2006, we announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.
(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, our Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.
(5)	On July 30, 2012, our Board of Directors reset the quarterly cash distribution rate to $0.125 per share of common stock from $0.25 per share of common stock.

On February 20, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 15, 2013, and a payment date of March 29, 2013. This cash dividend of approximately $2.7 million was paid from available cash on hand.

Common Stock Repurchase Program

On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. As discussed below, this program has been extended. Credit Suisse Securities (USA) LLC administers such purchases. We used available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.

The following table presents information with respect to stock purchased by us during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(3)
				(Dollars in thousands)
Beginning Balance as of September 30, 2012				$20,085
October 1 through October 31, 2012	206,163	$11.39	206,163	17,737
November 1 through November 30, 2012	67,740	10.87	67,740	17,000
December 1 through December 31, 2012	3,288	11.00	3,288	16,964

Total	277,191	$11.26	277,191

(1)	The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program described in footnote 3 below.
(2)	Average price paid per share excludes commissions.
(3)

On July 31, 2008, the Company’s Board of Directors approved a program for the Company to repurchase up to $50.0 million of its common stock in the open market during the twelve month period commencing on or about August 5, 2008. The Company’s Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, the Company’s Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, the Company’s Board of Directors approved an additional supplement effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010. On December 6, 2010, the Company’s Board of Directors approved another supplement effective on January 3, 2011 which reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011. On March 3, 2011, in connection with the financing for the acquistion of Amcom, the Company’s Board of Directors temporarily suspended the common stock repurchase program. On July 24, 2012, the Company’s Board of Directors approved a fifth supplement to the common stock repurchase program effective August 1, 2012 which reset the repurchase authority to $25.0 million as of August 1, 2012 and extended the purchase period through December 31, 2013.

For the year ended December 31, 2012, we purchased 712,173 shares of our common stock under the repurchase program for approximately $8.0 million (excluding commissions). From the inception of the program in August 2008 through December 31, 2012, we have repurchased a total of 6,268,504 shares of our common stock for approximately $59.8 million (excluding commissions). There was approximately $17.0 million of common stock repurchase authority remaining under the program as of December 31, 2012. All repurchased shares of common stock were returned to the status of authorized but unissued shares of the Company. Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, the number of securities outstanding under our currently authorized Equity Plan, the weighted-average exercise price of such securities and the number of securities available for grant under this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column [a]) [c]
Equity compensation plans approved by security holders:
USA Mobility, Inc. Equity Incentive Plan	—	—	2,164,260	(1)
Equity compensation plans not approved by security holders:
None	—	—	—

Total	—	—	2,164,260

(1)

The Equity Plan provides that common stock authorized for issuance under the plan may be granted in the form of common stock, stock options, restricted stock and RSUs. As of December 31, 2012, 91,448 shares of restricted stock were granted to the non-executive members of the Board of Directors and 491,696 RSUs were granted to eligible employees under the Equity Plans.

Performance Graph

We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2007 to December 31, 2012, against the cumulative total return of the NASDAQ Composite Index® and the NASDAQ Telecommunications Index® for the same period.

The chart below assumes that on December 31, 2007, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2007 to December 31, 2012.

Transfer Restrictions on Common Stock.

In order to reduce the possibility that certain changes in ownership could impose limitations on the use of our deferred income tax assets, our Amended and Restated Certificate of Incorporation contains provisions which generally restrict transfers by or to any 5% stockholder of our common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of our common stock. After a cumulative indirect shift in ownership of more than 45% since our emergence from bankruptcy proceedings in May 2002 through a transfer of our common stock, any transfer of our common stock by or to a 5% stockholder of our common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of such common stock, will be prohibited unless the transferee or transferor provides notice of the transfer to us and our Board of Directors determines in good faith that the transfer would not result in a cumulative indirect shift in ownership of more than 47%.

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

Based on publically available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was 6.88% as of December 31, 2012 compared to 5.31% as of December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Statement of Income” (“MD&A”), the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this Annual Report on Form 10-K. (Software operations have been reflected in the consolidated financial data from March 3, 2011, the acquisition date.)

The adjustments made as a result of the restatement of the 2011 interim and annual financial statements are more fully discussed in Note 2 — Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The restated selected financial data for each interim period in 2011 is detailed in Note 19 — Quarterly Financial Results (Unaudited) in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010	2009	2008
	(Dollars in thousands except per share amounts)
Statements of Income Data:
Revenues	$219,696	$233,693	$233,254	$289,706	$359,448
Operating expenses	173,968	181,864	176,075	232,298	478,715 (1)
Operating income (loss)	45,728	51,829	57,179	57,408	(119,267)
Net income (loss)	26,984	83,786	77,898	67,558	(157,077)
Basic net income (loss) per common share	1.23	3.79	3.50	2.95	(5.83)
Diluted net income (loss) per common share	1.20	3.72	3.45	2.90	(5.83)
Cash distributions declared per common share	0.75	1.00	2.00	2.00	1.40

(1) Includes a goodwill impairment charge related to our wireless operations which decreased operating income and net income by $188.2 million and diluted earnings per share by $6.99.

	December 31,
	2012	2011 (As Restated)	2010	2009	2008
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$95,909	$105,492	$154,356	$137,843	$112,401
Total assets	322,627	354,421	230,658	213,548	241,360
Long-term debt	—	28,250	—	—	—
Long-term liabilities, excluding deferred revenue	9,789	12,223	11,787	11,228	48,478
Stockholders’ equity	251,419	247,587	184,390	158,796	140,738

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATEMENT OF INCOME

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussions under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions we make in the preparation of our consolidated financial statements; “Item 1. Business”, which describes our wireless and software operations; and “Item 1A. Risk Factors”, which describes key risks associated with our operations and industries. A reference to a “Note” in this section refers to the accompanying Notes to the Consolidated Financial Statements For the Year Ended December 31, 2012.

Restatement of Consolidated Financial Statements

On March 28, 2013, management and our Audit Committee concluded that the previously issued consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 contained material errors and should no longer be relied upon. The adjustments made as a result of the restatement are more fully discussed in Note 2 included in this Annual Report on Form 10-K. We have restated the previously issued interim and annual 2011 consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

We offer our services and products in the United States and abroad primarily to three major market segments: healthcare, government and large enterprise. The key market segments for our wireless (paging) operations include healthcare, government and large enterprise, while our software operations also have a presence in hospitality, in addition to these three segments. For the wireless operations, the government business has been trending downward over the last several years as state and local governments have been struggling with budget constraints. At the same time, our wireless services tend to be a reliable and low cost communication alternative when budgets are constrained and therefore paging services can be positioned well against other communication tools. Large enterprise customers have been trending away from paging to cellular/smart phones for a number of years and we expect that trend to continue in future years. Our software operations leverage these trends with more advanced critical messaging offerings such as our Amcom Mobile Connect offering for smart phones, which enables caregivers and physicians to communicate more effectively, and other more advanced unified communication tools. The trend toward more advanced/smart communications devices has been ongoing in large enterprise and is emerging in healthcare and government.

We generate revenue by providing paging services, as well as developing, licensing, and supporting a wide range of software products and services. Our most significant expenses are related to compensating employees, site rents, telecommunications and taxes.

Wireless Operations

Our wireless operations provide one-way and advanced two-way wireless messaging services including information services throughout the United States. We also offer voice mail, personalized greeting, message storage and retrieval, and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. We market and distribute these wireless messaging and information services through a direct sales force and a small indirect sales channel. (See Item 1. “Business” for more details.)

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of December 31,
	2012		2011		2010
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,421	93.8%	1,555	93.2%	1,751	92.7%
Indirect	94	6.2%	113	6.8%	138	7.3%

Total	1,515	100.0%	1,668	100.0%	1,889	100.0%

As noted above in the “Overview”, our key market segments are healthcare, government and large enterprise. The following table indicates the percentage of our units in service by key market segments for the periods stated and illustrates the relative significance of these market segments to our operations.

	As of December 31,
Market Segment	2012	2011	2010
Healthcare	67.1%	62.6%	58.3%
Government	10.3%	11.9%	13.5%
Large enterprise	8.5%	9.5%	10.1%
Other	7.9%	9.2%	10.8%

Total Direct	93.8%	93.2%	92.7%
Total Indirect	6.2%	6.8%	7.3%

Total	100.0%	100.0%	100.0%

The following table indicates the revenue by key market segments for the periods stated and illustrates the relative significance of these market segments to our operations.

	For the Year Ended December 31,
Market Segment	2012	% of Total	2011	% of Total	2010	% of Total
	(Dollars in thousands)
Healthcare	$102,036	60.6%	$111,950	56.1%	$118,064	50.6%
Government	15,228	9.0%	19,961	10.0%	25,153	10.8%
Large enterprise	20,846	12.4%	25,721	12.9%	34,423	14.8%
Other	22,717	13.5%	31,139	15.5%	40,857	17.5%

Total Direct	160,827	95.5%	188,771	94.5%	218,497	93.7%
Total Indirect	7,578	4.5%	10,930	5.5%	14,757	6.3%

Total	$168,405	100.0%	$199,701	100.0%	$233,254	100.0%

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of December 31,
Account Size	2012	% of Total	2011	% of Total	2010	% of Total
	(Units in thousands)
1 to 3 Units	52	3.6%	65	4.2%	84	4.8%
4 to 10 Units	31	2.2%	40	2.6%	52	3.0%
11 to 50 Units	75	5.3%	92	5.9%	123	7.0%
51 to 100 Units	49	3.5%	56	3.6%	76	4.3%
101 to 1000 Units	334	23.5%	380	24.4%	436	24.9%
> 1000 Units	880	61.9%	922	59.3%	980	56.0%

Total direct units in service	1,421	100.0%	1,555	100.0%	1,751	100.0%

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

The following table sets forth our gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2012		2011		2010
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)
Direct	193	327	209	405	239	502
Indirect	6	25	11	36	29	59

Total	199	352	220	441	268	561

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Year Ended December 31,
Account Size	2012	2011	2010
1 to 3 Units	(20.9%)	(22.0%)	(22.9%)
4 to 10 Units	(20.9%)	(23.6%)	(21.8%)
11 to 50 Units	(19.1%)	(25.2%)	(22.2%)
51 to 100 Units	(12.2%)	(26.8%)	(21.2%)
101 to 1000 Units	(12.1%)	(12.9%)	(15.9%)
> 1000 Units	(4.5%)	(5.9%)	(8.1%)

Total direct net unit loss %	(8.6%)	(11.2%)	(13.1%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Year Ended December 31,
Distribution Channel	2012	2011	2010
Direct	$8.53	$8.82	$8.99
Indirect	6.00	6.25	6.94
Consolidated	8.37	8.64	8.84

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The decrease in consolidated ARPU during the years 2010 through 2012 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2013 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Year Ended December 31,
Account Size	2012	2011	2010
1 to 3 Units	$15.31	$15.48	$15.19
4 to 10 Units	14.28	14.46	14.38
11 to 50 Units	11.99	12.14	12.00
51 to 100 Units	10.41	10.72	10.68
101 to 1000 Units	9.00	9.03	8.96
> 1000 Units	7.25	7.43	7.55

Total direct ARPU	$8.53	$8.82	$8.99

Software Operations

Software operations are reflected in the consolidated financial statements from March 3, 2011, the date of acquisition of Amcom. Our primary business in the software operations is the sale of software, professional services (primarily installation and training), equipment sales (to be used in conjunction with the software), and post-contract support (on-going maintenance). The software is licensed to end-users under an industry standard software license agreement.

Revenue from software operations is included in software revenue and other in the consolidated statement of income. For purposes of this discussion and analysis, we break out revenue from software operations into two primary components: operations revenue and maintenance revenue.

Operations revenue in software operations consists of software license revenue, professional services revenue, and equipment sales. In most instances, we recognize equipment revenue when it is delivered to the customer, and software license revenue and professional services revenue when the application is ready for use at the customer location and all service obligations are satisfied under such arrangements.

Maintenance revenue in software operations is for ongoing support of a software application or equipment and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the years ended December 31, 2012 and 2011 were 99.0% and 99.4%, respectively.

Restated revenue from software operations for the year ended December 31, 2011 included a reduction of $6.1 million, required by purchase accounting to reflect fair value.

The breakout of revenue by component from software operations was as follows for the periods stated:

	For the Year Ended December 31,
Revenue	2012	2011(1) (As Restated)
	(Dollars in thousands)
Operations revenue	$25,360	$20,219
Maintenance revenue	25,931	13,773

Total software revenue and other	$51,291	$33,992

(1)

Total software revenue and other reflects results from March 3, 2011 to December 31, 2011 and is net of a reduction to maintenance revenue of $6.1 million required by purchase accounting to reflect fair value.

Our software operations focus primarily on the healthcare and government market segments. The relative importance of these market segments to our operations is identified below. We expect to continue to focus our efforts primarily in the healthcare market segment.

	For the Year Ended December 31,
Market Segment	2012	% of Total	2011(1) (As Restated)	% of Total
	(Dollars in thousands)
Healthcare	$32,237	62.9%	$20,327	59.8%
Government	5,064	9.9%	2,944	8.7%
Large enterprise	2,767	5.4%	1,817	5.3%
Other(2)	2,939	5.7%	1,972	5.8%

Total Direct	43,007	83.8%	27,060	79.6%
Total Indirect	8,284	16.2%	6,932	20.4%

Total	$51,291	100.0%	$33,992	100.0%

(1)

Revenue reflects results from March 3, 2011 (the acquisition date) to December 31, 2011 and is net of maintenance revenue reductions of $6.1 million required by purchase accounting to reflect fair value.

(2)	Other includes hospitality, resort and billable travel revenue.

On a regular basis, our software operations engage in contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings.

The following table summarizes total bookings for the period stated:

	For the Year Ended December 31,
Bookings	2012	2011(1)
	(Dollars in thousands)
Operations bookings	$33,191	$26,213
Maintenance renewals	28,110	21,673

Total bookings	$61,301	$47,886

(1)	Total bookings reflect bookings from March 3, 2011 to December 31, 2011.

Software operations reported a backlog of $40.6 million for the year ended December 31, 2012, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles the Company’s reported backlog at December 31, 2012:

Backlog	December 31, 2012
(Dollars in thousands)
Beginning balance at January 1, 2012 (As Restated)	$32,926
Operations bookings for the year	33,191
Maintenance renewals for the year	28,110

Available backlog	$94,227
Operations revenue for the year	(25,360)
Maintenance revenue for the year	(25,931)
Other(1)	(2,310)

Total backlog at December 31, 2012	$40,626

Increase in backlog from January 1, 2012	23.4%

(1)	Other reflects cancellations and other adjustments to backlog.

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

•

Service, rental, and maintenance. These are expenses associated with the operation of our networks and the provision of messaging services. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our networks, and payroll and related expenses for our engineering and pager repair functions. Expenses related to the development and maintenance of our software products are also included in this category.

•

Selling and marketing. These are expenses associated with our direct sales force and indirect sales channel and marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commission expenses.

•

General and administrative. These are expenses associated with customer service, inventory management, billing, collections, bad debt, and other administrative functions. This classification consists primarily of payroll and related expenses, outside service expenses, tax, license and permit expenses, and facility rent expenses.

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the years ended December 31, 2012, 2011 and 2010, respectively. Payroll and related expenses for the year ended December 31, 2012 for software operations included a benefit of $0.3 million for forfeitures under the 2012 STIP associated with the departure of two former executives. Payroll and related expenses for the year ended December 31, 2010 for wireless operations included a benefit of $0.2 million for forfeitures related to the 2009 LTIP cash awards and $0.5 million of payroll and related expenses reclassified to intangible assets for a non-compete agreement with a former executive.

Payroll and related expenses include wages, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories such as direct sales, engineering and technical staff, customer service, collections and inventory. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the wireless operations. We have reduced our wireless employee base by approximately 12.9% to 378 full-time equivalent employees (“FTEs”) at December 31, 2012 from 434 FTEs at December 31, 2011. We anticipate continued staffing reductions in 2013 for wireless operations, consistent with the subscriber and revenue trends, and we have accrued post-employment benefits for these anticipated staffing reductions. We implemented a reorganization of our software operations during the first quarter of 2013 which resulted in the elimination of certain positions. We have accrued post-employment benefits for these anticipated staffing reductions. Once this reorganization is completed, we expect staffing increases associated with our software operations in 2013 to support our revenue growth. The software operations had 287 FTEs at December 31, 2012, an increase of 15.3% from 249 FTEs at December 31, 2011.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 4.8% to 4,749 active transmitters at December 31, 2012 from 4,991 active transmitters at December 31, 2011.

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

Other Income

On August 24, 2010, we executed an Asset Purchase Agreement (“Purchase Agreement”) with Sensus USA Inc. (“Sensus”), which called for the sale, transfer, assignment, and delivery of certain FCC licenses to Sensus in exchange for $8.0 million. We also executed the Long Term De Facto Spectrum Transfer Lease Agreements (“Lease Agreements”) with Sensus for the use of the FCC licenses pending the sale to Sensus in exchange for a combined lease payment of $0.5 million, which was applied towards the purchase price of $8.0 million. Both the Purchase Agreement and the Lease Agreements required FCC approval. After approval by the FCC on April 11,

2011, we received the final payment of $7.5 million and recognized the gain on sale as other non-operating income in the second quarter of 2011. The gain on sale of $7.5 million was included in the review of the deferred income tax asset valuation allowance and income tax expense for 2011. Revenue relating to the lease payment of $0.5 million was recognized ratably as earned as part of service, rental, and maintenance revenue throughout the lease period.

Interim Information 2012 As Compared to 2011 (As Restated)

The software operations were acquired on March 3, 2011 and were reflected in our financial results from that date. The quarterly operating results, trends and liquidity as previously reflected in our interim financial statements for the periods ended March 31, 2012; June 30, 2012; and September 30, 2012 when compared to the same periods in 2011 as restated did not significantly change except as noted below. (See Note 2 — Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The restated selected financial data for each interim period in 2011 is detailed in Note 19 — Quarterly Financial Results (Unaudited) in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.)

The consolidated revenue for the three months ended March 31, 2012 of $56.7 million increased from the restated consolidated revenue for the three months ended March 31, 2011 of $54.7 million. The increase resulted from the inclusion of the software operations for the entire quarter in 2012 as opposed to only 29 days in 2011 and the elimination of the maintenance revenue reduction required by purchase accounting to reflect fair value in 2011 that did not recur in 2012.

Statements of Income

Comparison of the Statements of Income for the Years Ended December 31, 2012 and 2011

	For the Year Ended December 31,
	2012			2011 (As Restated)			Change Between 2012 and 2011
	Wireless	Software	Total	Wireless	Software(1)	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$161,890	$—	$161,890	$189,568	$—	$189,568	$(27,678)	(14.6%)
Software revenue and other, net	6,515	51,291	57,806	10,133	33,992	44,125	13,681	31.0%

Total	$168,405	$51,291	$219,696	$199,701	$33,992	$233,693	$(13,997)	(6.0%)

Selected operating expenses:
Cost of products sold	$693	$20,153	$20,846	$2,883	$17,523	$20,406	$440	2.2%
Service, rental and maintenance	45,789	9,636	55,425	55,675	6,672	62,347	(6,922)	(11.1%)
Selling and marketing	11,521	12,124	23,645	14,466	7,923	22,389	1,256	5.6%
General and administrative	44,689	5,991	50,680	51,029	5,066	56,095	(5,415)	(9.7%)
Severance and restructuring	1,197	561	1,758	1,293	—	1,293	465	35.9%

Total	$103,889	$48,465	$152,354	$125,346	$37,184	$162,531	$(10,177)	(6.3%)

FTEs	378	287	665	434	249	683	(18)	(2.6%)

Active transmitters	4,749	—	4,749	4,991	—	4,991	(242)	(4.8%)

(1)

Software operations reflect financial results from March 3, 2011 to December 31, 2011 and are net of maintenance revenue reduction of $6.1 million required by purchase accounting to reflect fair value.

Revenues — Wireless

Our total revenues were $168.4 million and $199.7 million for the years ended December 31, 2012 and 2011, respectively. Service, rental and maintenance revenues, net of $161.9 million and $189.6 million for the years ended December 31, 2012 and 2011, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Software revenue and other, net of $6.5 million and $10.1 million for the years ended December 31, 2012 and 2011, respectively, consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$131,729	$149,497
Two-way messaging	20,546	25,393

	$152,275	$174,890

Indirect:
One-way messaging	$5,042	$6,451
Two-way messaging	2,422	2,975

	$7,464	$9,426

Total paging:
One-way messaging	$136,771	$155,948
Two-way messaging	22,968	28,368

Total paging revenue	159,739	184,316
Non-paging revenue	2,151	5,252

Total service, rental and maintenance revenues, net	$161,890	$189,568

The table below sets forth units in service and service revenues, the changes in each between 2012 and 2011 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
	2012	2011	Change	2012(1)	2011(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,394	1,528	(134)	$136,771	$155,948	$(19,177)	$(3,752)	$(15,425)
Two-way messaging	121	140	(19)	22,968	28,368	(5,400)	(580)	(4,820)

Total	1,515	1,668	(153)	$159,739	$184,316	$(24,577)	$(4,332)	$(20,245)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Software revenue and other for software operations was $51.3 million and $34.0 million for the years ended December 31, 2012 and 2011, respectively, which reflect software license revenue, professional services revenue, equipment sales, and maintenance revenue. Operations revenue from software licenses, professional services, and equipment sales was $25.4 million and $20.2 million for the years ended December 31, 2012 and 2011, respectively. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. Maintenance revenue was $25.9 million and $13.8 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011, maintenance revenue was reduced by $6.1 million to reflect the reduction to fair value as required by purchase accounting. The table below details total software revenue and other for software operations for the periods stated:

	For the Year Ended December 31,

Revenue	2012	2011(1) (As Restated)
	(Dollars in thousands)
Operations revenue	$25,360	$20,219
Maintenance revenue	25,931	13,773

Total software revenue and other	$51,291	$33,992

(1)

Total software revenue and other reflects results from March 3, 2011 to December 31, 2011 and is net of a reduction to maintenance revenue of $6.1 million required by purchase accounting to reflect fair value.

Operating Expenses — Consolidated

General. Software operations results for the year ended December 31, 2011 reflect operations from March 3, 2011 (the date of acquisition) to December 31, 2011.

Cost of Products Sold. Cost of products sold consisted primarily of the following significant items:

	For the Year Ended December 31,
	2012			2011 (As Restated)			Change Between 2012 and 2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$9,753	$9,753	$—	$7,647	$7,647	$2,106	27.5%
Cost of sales	693	8,473	9,166	2,883	8,289	11,172	(2,006)	(18.0%)
Other	—	1,927	1,927	—	1,587	1,587	340	21.4%

Total cost of products sold	$693	$20,153	$20,846	$2,883	$17,523	$20,406	$440	2.2%

FTEs	—	119	119	—	113	113	6	5.3%

As illustrated in the table above, cost of products sold for the year ended December 31, 2012 increased $0.4 million from the same period in 2011 due to the following variances:

•

Payroll and related — The increase of $2.1 million in payroll and related expenses was due to installation costs associated with the software operations. Total FTEs who performed software installations and provided maintenance support as of December 31, 2012 and 2011 were 119 and 113 FTEs, respectively.

•

Cost of sales — The decrease of $2.0 million in cost of sales was due to $2.2 million reduction to wireless operations’ costs due to the lower cost basis of devices sold to or lost by wireless operations’

customers and lower cost of sales for systems sales consistent with the lower revenue in 2012, partially offset by $0.2 million increase in cost of sales of equipment and third-party software in line with the increase in equipment revenue for software operations.

•	Other — The increase of $0.3 million in other expenses was primarily due to higher miscellaneous expenses associated with installation services in the software operations.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Year Ended December 31,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$17,864	$—	$17,864	$23,283	$—	$23,283	$(5,419)	(23.3%)
Telecommunications	8,968	—	8,968	11,274	38	11,312	(2,344)	(20.7%)
Payroll and related	14,488	7,142	21,630	16,073	5,115	21,188	442	2.1%
Stock based compensation	25	—	25	23	—	23	2	8.7%
Other	4,444	2,494	6,938	5,022	1,519	6,541	397	6.1%

Total service, rental and maintenance	$45,789	$9,636	$55,425	$55,675	$6,672	$62,347	$(6,922)	(11.1%)

FTEs	150	65	215	163	57	220	(5)	(2.3%)

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2012 decreased $6.9 million or 11.1% from the same period in 2011 due to the following variances:

•

Site rent — The decrease of $5.4 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations required for the wireless operations. Active transmitters declined 4.8% in 2012 from the same period in 2011.

•

Telecommunications — The decrease of $2.3 million in telecommunication expenses was primarily due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2013 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel. Payroll and related expenses for software operations were incurred for product development, product strategy and quality assurance personnel. The increase in payroll and related expenses of $0.4 million was due primarily to the increase of $2.0 million of payroll and related costs for software operations, partially offset by a reduction of $1.6 million in payroll and related costs for wireless operations due to headcount reductions of 13 FTEs to 150 FTEs at December 31, 2012 from 163 FTEs at December 31, 2011. Software operations FTEs increased by 8 FTEs to 65 FTEs at December 31, 2012 from 57 FTEs at December 31, 2011.

•

Stock based compensation — Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP.

•

Other — The increase of $0.4 million in other expenses was due to an increase of $1.0 million in other expenses for software operations, partially offset by lower other expenses of $0.6 million for wireless operations. The increase of $1.0 million for software operations consisted of increases in outside service expenses of $0.6 million, training expenses of $0.1 million and various other expenses, net of

$0.3 million. The decrease in other expenses of $0.6 million for wireless operations was due primarily to reductions in office expenses of $0.5 million, repairs and maintenance expenses of $0.2 million and various other expenses of $0.1 million offset by higher outside service expenses of $0.2 million for external maintenance support for our networks and transmitters.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Year Ended December 31,						Change Between 2012 and 2011
	2012			2011 (As Restated)

	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$7,422	$6,704	$14,126	$8,945	$4,425	$13,370	$756	5.7%
Commissions	3,037	2,092	5,129	4,028	1,415	5,443	(314)	(5.8%)
Stock based compensation	72	—	72	65	—	65	7	10.8%
Other	990	3,328	4,318	1,428	2,083	3,511	807	23.0%

Total selling and marketing	$11,521	$12,124	$23,645	$14,466	$7,923	$22,389	$1,256	5.6%

FTEs	79	68	147	96	49	145	2	1.4%

As indicated in the table above, selling and marketing expenses for the year ended December 31, 2012 increased by $1.3 million, or 5.6%, from the same period in 2011. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.8 million or 5.7% for the year ended December 31, 2012 compared to the same period in 2011. The increase was primarily due to the increase of payroll and related costs of $2.3 million for software operations, partially offset by a reduction of $1.5 million in payroll and related costs for wireless operations due to headcount reductions of 17 FTEs to 79 FTEs at December 31, 2012 from 96 FTEs at December 31, 2011. Software operations FTEs increased by 19 FTEs to 68 FTEs at December 31, 2012 from 49 FTEs at December 31, 2011. The sales and marketing staff are all involved in selling our paging and software products and services both domestically and internationally, as well as reselling other wireless products and services such as cellular phones and email devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. Due to the longer sales cycle for our software products we have increased the number of software sales and marketing staff with the intention of increasing our potential sales opportunities. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees.

Commission expenses decreased by $0.3 million for the year ended December 31, 2012 compared to the same period in 2011 due primarily to a reduction of commission expenses for wireless operations of $1.0 million in line with the revenue and subscriber erosion, offset by an increase in commission expenses for software operations of $0.7 million. Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP. The increase of $0.8 million in other expenses for the year ended December 31, 2012 compared to the same period in 2011 was primarily due to increases in travel and entertainment expenses of $0.6 million, advertising expenses of $0.3 million, outside service expenses of $0.1 million and miscellaneous expenses of $0.2 million in our software operations, partially offset by reductions in travel and entertainment expenses of $0.1 million, outside service expenses of $0.1 million and miscellaneous expenses of $0.2 million in our wireless operations.

General and Administrative. General and administrative expenses consisted of the following significant items:

	For the Year Ended December 31,						Change Between 2012 and 2011
	2012			2011
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$20,211	$4,525	$24,736	$21,444	$3,455	$24,899	$(163)	(0.7%)
Stock based compensation	1,010	117	1,127	855	587	1,442	(315)	(21.8%)
Bad debt	636	442	1,078	705	340	1,045	33	3.2%
Facility rent	2,062	1,404	3,466	2,749	1,092	3,841	(375)	(9.8%)
Telecommunications	1,273	351	1,624	1,587	307	1,894	(270)	(14.3%)
Outside services	9,069	566	9,635	12,154	182	12,336	(2,701)	(21.9%)
Taxes, licenses and permits	5,341	147	5,488	6,182	112	6,294	(806)	(12.8%)
Other	5,087	(1,561)	3,526	5,353	(1,009)	4,344	(818)	(18.8%)

Total general and administrative	$44,689	$5,991	$50,680	$51,029	$5,066	$56,095	$(5,415)	(9.7%)

FTEs	150	36	186	175	30	205	(19)	(9.3%)

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2012 decreased $5.4 million, or 9.7%, from the same period in 2011 due, primarily to lower outside service expenses and tax, license and permit expenses. The 2011 outside service expenses included acquisition related costs of $2.7 million for wireless operations. Total general and administrative expenses decreased for the year ended December 31, 2012 compared to the same period in 2011 due to the following significant variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.2 million primarily due to lower payroll and related expenses of $1.2 million reflecting headcount reductions of 25 FTEs to 150 FTEs at December 31, 2012 from 175 FTEs at December 31, 2011 for wireless operations, partially offset by higher payroll and related expenses of $1.0 million for software operations. Software operations FTEs increased by 6 FTEs to 36 FTEs at December 31, 2012 from 30 FTEs at December 31, 2011. Payroll and related expenses during the year ended December 31, 2012 for software operations included a benefit of $0.3 million for forfeitures under the 2012 STIP associated with the departure of two former executives.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock granted to non-executive members of our Board of Directors under the Equity Plans. Stock based compensation expenses decreased by $0.3 million due to lower stock based compensation expenses of $0.5 million during the year ended December 31, 2012 related to the 2011 LTIP for software operations resulting from forfeitures and modification to the 2011 LTIP, partially offset by higher amortization of compensation expenses of $0.2 million for the 2009 LTIP for the wireless operations. The net benefit recorded during the year ended December 31, 2012 for the software operations was due to forfeitures under the 2011 LTIP associated with the departure of two former executives and the modification of the performance criteria under the 2011 LTIP.

•

Bad debt — Bad debt expenses increased slightly which reflected the bad debt experience at our respective operations. Bad debt decreased by $0.1 million for wireless operations which and was in line with the decline in revenue, offset by an increase in bad debt expense in software operations by $0.1 million.

•	Facility rent — The decrease of $0.4 million in facility rent expenses was primarily due to lower facility rent expenses of $0.7 million for our wireless operations related to the closure of office facilities, as we continue to rationalize our operating requirements to meet lower revenue and customer demand for the wireless operations, offset by an increase in facility rent expenses for software operations of $0.3 million.

•

Telecommunications — The decrease of $0.3 million in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $2.7 million in outside service expenses was due primarily to acquisition and integration related costs of $2.7 million in 2011 and lower customer service expenses of $0.6 million for wireless operations during the year ended December 31, 2012 compared to the same period in 2011. These decreases were partially offset by increases in external tax support services and other services net of $0.2 million for wireless operations and increases in outside service expenses for software operations of $0.4 million primarily for external accounting service expenses.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.8 million was primarily due to resolution of various state and local tax audits for wireless operations for the year ended December 31, 2011 at amounts higher than the originally estimated liabilities.

•

Other — The decrease of $0.8 million in other expenses was due to decreases of $0.3 million in other expenses for wireless operations and $0.5 million for software operations. The decrease of $0.3 million for wireless operations was primarily due to decreases in repair and maintenance expenses of $0.2 million, insurance expenses of $0.1 million and miscellaneous expenses of $0.4 million, partially offset by increases in recruiting and relocation expenses of $0.4 million. The decrease of $0.5 million for software operations was due to a net increase in credits of $0.7 million for shared costs that have been allocated to cost of products sold, service, rental and maintenance and selling and marketing categories, partially offset by higher office expenses of $0.2 million.

Severance and Restructuring. Severance and restructuring expenses increased to $1.8 million for the year ended December 31, 2012 compared to $1.3 million for the same period in 2011. The $1.8 million consisted of $1.8 million for severance charges recorded during the year ended December 31, 2012 for post-employment benefits for planned staffing reductions for both operations, compared to $1.2 million recorded for the same period in 2011 for wireless operations; and $7,000 for restructuring costs associated with the termination of certain lease agreements for transmitter locations, compared to $0.1 million recorded for the year ended December 31, 2011 related to costs associated with exit or disposal activities. We accrued post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. (See Note 1 for further discussion on our severance and restructuring policies.)

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $18.2 million for the year ended December 31, 2012 compared to $19.3 million for the same period in 2011. There were $1.0 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $1.2 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices and $40,000 reduction in accretion expenses, partially offset by an increase of $1.1 million in amortization expense due to the increase in intangible assets associated with our software operations. Depreciation, amortization and accretion expenses for software operations represented $7.1 million of the total $18.2 million in depreciation, amortization and accretion expenses for the year ended December 31, 2012 and $5.4 million of the total $19.3 million in depreciation, amortization and accretion expenses for the year ended December 31, 2011. (See Note 1 for further discussion on our depreciation expense policies.)

Impairments. We evaluate long-lived assets, amortizable intangible assets and goodwill for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. Based on our analysis of the software reporting unit, long-lived asset impairment indicators were present during the fourth quarter for our contract-based intangible assets (non-compete agreements) when the former President and COO of Amcom opted to pursue interests in a business unrelated to Amcom’s core business and markets. We performed a recoverability test to determine if the contract-based intangible assets appeared to be subject to impairment during the fourth quarter of 2012. Based on our analysis of the undiscounted cash flows for the contract-based intangible assets, the carrying value exceeded the implied fair value of the contract-based intangible assets. We recorded an impairment charge of $3.4 million to the contract-based intangible assets for our software operations for the year ended December 31, 2012; no impairment of amortizable intangible assets was recorded for the same period in 2011. In 2012 and 2011, we did not record any impairment of long-lived assets and goodwill.

Interest Expense, Net; Other Income, Net and Income Tax Expense (Benefit)

Interest Expense, Net. Net interest expense decreased to $0.4 million for the year ended December 31, 2012 from $2.3 million for the same period in 2011. This decrease was primarily due to minimal interest on outstanding debt for the year ended December 31, 2012 associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012. As of December 31, 2012, we have no debt outstanding.

Other Income, Net. Net other income decreased to $0.7 million for the year ended December 31, 2012 from $8.0 million for the same period in 2011. The other income recorded during the year ended December 30, 2011 primarily related to the gain on the sale of narrowband personal communications service licenses to Sensus in 2011 of $7.5 million. (See Item 7. MD&A, Operations — Consolidated, Other Income for additional details).

Income Tax Expense (Benefit). Income tax expense for the year ended December 31, 2012 was $19.1 million, an increase of $45.4 million from the $26.3 million income tax benefit for the year ended December 31, 2011. The increase in income tax expense and the effective tax rate reflects a net $0.7 million increase to the deferred income tax asset valuation allowance that affected income tax expense during 2012. The 2011 benefit associated with the decrease in the deferred income tax asset valuation account reflected the favorable results in the wireless operations and the projected additional taxable income associated with the acquisition of Amcom. The following is the effective tax rate reconciliation for the years ended December 31, 2012 and 2011, respectively. (See Note 8 for further discussion on our income taxes.)

	For the Year Ended December 31,
	2012		2011 (As Restated)
	(Dollars in thousands)
Income before income tax expense (benefit)	$46,063		$57,525

Income tax expense at the Federal statutory rate	$16,122	35.0%	$20,134	35.0%
State income taxes, net of Federal benefit	1,555	3.4%	2,062	3.6%
State law changes	117	0.3%	146	0.3%
Change in valuation allowance	658	1.4%	(50,196)	(87.3%)
Acquisition transaction costs	—	—	947	1.6%
Interest on income tax refunds	(47)	(0.1%)	—	—
Other	674	1.4%	646	1.1%

Income tax expense (benefit)	$19,079	41.4%	$(26,261)	(45.7%)

Our annual effective tax rate is comparable to prior periods once the effects of the change in the valuation allowance and the 2011 nondeductible transaction costs related to the Amcom acquisition are excluded from the computation as indicated in the following table:

	For the Year Ended December 31,
	2012	2011 (As Restated)
Effective tax rate	41.4%	(45.7%)
Change in valuation allowance	(1.4%)	87.3%
Acquisition transaction costs	0.0%	(1.6%)

Adjusted effective tax rate	40.0%	40.0%

Interim Information 2011 (As Restated) Compared to 2010

The software operations were acquired on March 3, 2011 and were reflected in our financial results from that date. The quarterly trends and liquidity as previously reflected in our restated interim financial statements for the periods ended March 31, 2011; June 30, 2011; and September 30, 2011 when compared to the same periods in 2010 did not significantly change. (See Note 2 – Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. The restated selected financial data for each interim period in 2011 is detailed in Note 19 – Quarterly Financial Results (Unaudited) in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.)

Statements of Income

Comparison of the Statements of Income for the Years Ended December 31, 2011 and 2010

	For the Year Ended December 31,
	2011 (As Restated)			2010			Change Between 2011 and 2010
	Wireless	Software(1)	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$189,568	$—	$189,568	$221,575	$—	$221,575	$(32,007)	(14.4%)
Software revenue and other, net	10,133	33,992	44,125	11,679	—	11,679	32,446	277.8%

Total	$199,701	$33,992	$233,693	$233,254	$—	$233,254	$439	0.2%

Selected operating expenses:
Cost of products sold	$2,883	$17,523	$20,406	$4,213	$—	$4,213	$16,193	384.4%
Service, rental and maintenance	55,675	6,672	62,347	69,158	—	69,158	(6,811)	(9.8%)
Selling and marketing	14,466	7,923	22,389	16,926	—	16,926	5,463	32.3%
General and administrative	51,029	5,066	56,095	59,472	—	59,472	(3,377)	(5.7%)
Severance and restructuring	1,293	—	1,293	2,179	—	2,179	(886)	(40.6%)

Total	$125,346	$37,184	$162,531	$151,948	$—	$151,948	$10,583	7.0%

FTEs	434	249	683	540	—	540	143	26.5%

Active transmitters	4,991	—	4,991	5,744	—	5,744	(753)	(13.1%)

(1)

Software operations reflect financial results from March 3, 2011 to December 31, 2011 and are net of maintenance revenue reductions of $6.1 million required by purchase accounting to reflect fair value.

Revenues — Wireless

Our total revenues were $199.7 million and $233.3 million for the years ended December 31, 2011 and 2010, respectively. Service, rental and maintenance revenues, net of $189.6 million and $221.6 million for the years ended December 31, 2011 and 2010, respectively, consisted primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Software revenue and other, net of $10.1 million and $11.7 million for the years ended December 31, 2011 and 2010, respectively, consist primarily of revenues associated with the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The decrease in revenues reflected the decrease in demand for our wireless services.

The table below details total service, rental and maintenance revenues, net of service credits for the periods stated:

	For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$149,497	$170,009
Two-way messaging	25,393	33,058

	$174,890	$203,067

Indirect:
One-way messaging	$6,451	$8,844
Two-way messaging	2,975	3,893

	$9,426	$12,737

Total paging:
One-way messaging	$155,948	$178,853
Two-way messaging	28,368	36,951

Total paging revenue	184,316	215,804
Non-paging revenue	5,252	5,771

Total service, rental and maintenance revenues, net	$189,568	$221,575

The table below sets forth units in service and service revenues, the changes in each between 2011 and 2010 and the changes in revenues associated with differences in ARPU and the number of units in service.

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
Service Type	2011	2010	Change	2011(1)	2010(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,528	1,713	(185)	$155,948	$178,853	$(22,905)	$(943)	$(21,962)
Two-way messaging	140	176	(36)	28,368	36,951	(8,583)	(2,653)	(5,930)

Total	1,668	1,889	(221)	$184,316	$215,804	$(31,488)	$(3,596)	$(27,892)

(1)	Amounts shown exclude non-paging and product and related sales.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Revenue for the software operations for the year ended December 31, 2011 reflected revenue for the period March 3, 2011 through December 31, 2011 and was net of a $6.1 million reduction to maintenance revenue required by acquisition accounting to reflect fair value. Software revenue and other for software operations was $34.0 million which reflects software license revenue, professional services revenue, equipment sales, and maintenance revenue. Operations revenue from software licenses, professional services, and equipment sales was $20.2 million. Maintenance revenue was $13.8 million. The table below details total software revenue and other for software operations for the period stated:

For the Year Ended December 31, 2011(1)
Revenue	(As Restated)
(Dollars in thousands)
Operations revenue	$20,219
Maintenance revenue(2)	13,773

Total software revenue and other	$33,992

(1)	Total software revenue and other reflects results from March 3, 2011 to December 31, 2011.
(2)	Revenue is net of a reduction of $6.1 million to maintenance revenue required by purchase accounting to reflect fair value.

Operating Expenses — Consolidated

General. Software operations results for the year ended December 31, 2011 reflect operations from March 3, 2011 to December 31, 2011.

Cost of Products Sold. Cost of products sold consisted primarily of the following significant items:

	For the Year Ended December 31,
	2011 (As Restated)			2010			Change Between 2011 and 2010

	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$7,647	$7,647	$—	$—	$—	$7,647	100%
Cost of sales	2,883	8,289	11,172	4,213	—	4,213	6,959	165.2%
Other	—	1,587	1,587	—	—	—	1,587	100%

Total cost of products sold	$2,883	$17,523	$20,406	$4,213	$—	$4,213	$16,193	384.4%

FTEs	—	113	113	—	—	—	113	100%

As illustrated in the table above, cost of products sold for the year ended December 31, 2011 increased $16.2 million from the same period in 2010 due to the following variances:

•

Payroll and related — The increase of $7.6 million in payroll and related expenses was due to installation costs associated with the software operations. As of December 31, 2011, 113 FTEs performed software installations and provided maintenance support.

•

Cost of sales — The increase of $7.0 million in cost of sales was due to cost of sales of equipment and third-party software of $8.3 million for software operations, partially offset by $1.3 million reduction to wireless operations’ costs due to the lower cost basis of devices sold to or lost by wireless operations’ customers.

•

Other — The increase of $1.6 million in other expenses was due to shipping expenses of $0.4 million, telephone expenses of $0.1 million, and miscellaneous expenses of $1.1 million associated with installation services in software operations.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Year Ended December 31,
	2011			2010			Change Between 2011 and 2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$23,283	$—	$23,283	$33,033	$—	$33,033	$(9,750)	(29.5%)
Telecommunications	11,274	38	11,312	13,705	—	13,705	(2,393)	(17.5%)
Payroll and related	16,073	5,115	21,188	17,548	—	17,548	3,640	20.7%
Stock based compensation	23	—	23	24	—	24	(1)	(4.2%)
Other	5,022	1,519	6,541	4,848	—	4,848	1,693	34.9%

Total service, rental and maintenance	$55,675	$6,672	$62,347	$69,158	$—	$69,158	$(6,811)	(9.8%)

FTEs	163	57	220	193	—	193	27	14.0%

As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2011 decreased $6.8 million or 9.8% from the same period in 2010 due to the following variances:

•

Site rent — The decrease of $9.8 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of required lease locations for the wireless operations. Active transmitters declined 13.1% for the year ended December 31, 2011 from December 31, 2010. In addition, the expiration of a master lease agreement (“MLA”) resulted in payments at the lower default rent per site in 2011, which favorably impacted site rent expenses for our wireless operations.

•	Telecommunications — The decrease of $2.4 million in telecommunication expenses was due to the consolidation of our networks.

•

Payroll and related — Payroll and related expenses for wireless operations are incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations are incurred for product development, product strategy and quality assurance personnel. The increase in payroll and related expenses of $3.6 million was due primarily to software operations payroll and related costs for 57 FTEs at December 31, 2011, partially offset by a reduction in payroll and related costs for wireless operations due to headcount reductions of 30 FTEs to 163 FTEs at December 31, 2011 from 193 FTEs at December 31, 2010.

•

Stock based compensation — Stock based compensation expenses decreased for the year ended December 31, 2011 compared to the same period in 2010, due to lower amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP.

Other — The increase of $1.7 million in other expenses was due to an increase in wireless operations costs of $0.2 million, primarily due to higher office expenses of $0.3 million, partially offset by reductions in various expenses of $0.1 million. In addition, costs in software operations totaled $1.5 million, which consisted of $0.8 million in outside services, $0.1 in travel and entertainment expenses, and $0.6 million in miscellaneous expenses.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Year Ended December 31,
	2011 (As Restated)			2010			Change Between 2011 and 2010

	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$8,945	$4,425	$13,370	$11,064	$—	$11,064	$2,306	20.8%
Commissions	4,028	1,415	5,443	4,701	—	4,701	742	15.8%
Stock based compensation	65	—	65	73	—	73	(8)	(11.0%)
Other	1,428	2,083	3,511	1,088	—	1,088	2,423	222.7%

Total selling and marketing	$14,466	$7,923	$22,389	$16,926	$—	$16,926	$5,463	32.3%

FTEs	96	49	145	128	—	128	17	13.3%

As indicated in the table above, selling and marketing expenses for the year ended December 31, 2011 increased by $5.5 million, or 32.3%, from the same period in 2010. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $2.3 million or 20.8% for the year ended December 31, 2011 compared to the same period in 2010. As stated above, the increase in payroll and related expenses was primarily due to the payroll and related costs for 49 FTEs for software operations, partially offset by lower costs for wireless operations. The sales and marketing staff are all involved in selling our paging and software products and services domestically and internationally, as well as reselling other wireless products and services, such as cellular phones and e-mail devices under authorized agent agreements. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our revenue base for wireless operations, and to identify business opportunities for additional or future software sales. We have a centralized marketing function that is focused on supporting our software products and vertical sales efforts by strengthening our brand, generating sales leads, and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters, and participation at industry trade shows. We sell our software products through a direct and channel sales force that consists of a dedicated team of managers. We have reduced the overall cost of our selling and marketing activities on the wireless operations by focusing on the most productive sales and marketing employees. Total FTEs declined by 32 FTEs to 96 FTEs at December 31, 2011 from 128 FTEs at December 31, 2010 for wireless operations.

Commission expenses increased by $0.7 million for the year ended December 31, 2011 compared to the same period in 2010 due primarily to commission expenses for software operations of $1.4 million, partially offset by lower commission expenses of $0.7 million in our wireless operations in line with the revenue and subscriber erosion. Stock based compensation expense decreased slightly due to lower amortization of compensation expense for the RSUs awarded to certain eligible employees under the 2009 LTIP. The increase of $2.4 million in other expenses was due to increases in outside service expenses of $0.1 million for wireless operations, rewards and recognition expenses of $0.2 million for wireless operations, and $2.1 million in costs for software operations. The $2.1 million in costs for software operations consisted of $0.7 million in travel and entertainment, $0.7 million in advertising expenses and $0.7 million in other miscellaneous expenses.

General and Administrative. General and administrative expenses consisted of the following significant items:

	For the Year Ended December 31,						Change Between 2011 and 2010
	2011			2010
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$21,444	$3,455	$24,898	$25,370	$—	$25,370	$(472)	(1.9%)
Stock based compensation	855	587	1,442	720	—	720	722	100.3%
Bad debt	705	340	1,046	2,425	—	2,425	(1,379)	(56.9%)
Facility rent	2,749	1,092	3,841	4,528	—	4,528	(687)	(15.2%)
Telecommunications	1,587	307	1,894	2,258	—	2,258	(364)	(16.1%)
Outside services	12,154	182	12,336	11,299	—	11,299	1,037	9.2%
Taxes, licenses and permits	6,182	112	6,294	5,800	—	5,800	494	8.5%
Other	5,353	(1,009)	4,344	7,072	—	7,072	(2,728)	(38.6%)

Total general and administrative	$51,029	$5,066	$56,095	$59,472	$—	$59,472	$(3,377)	(5.7%)

FTEs	175	30	205	219	—	219	(14)	(6.4%)

As illustrated in the table above, general and administrative expenses for the year ended December 31, 2011 decreased $3.4 million, or 5.7%, from the same period in 2010, due primarily to lower bad debt expenses, lower facility rent expenses and lower payroll and related expenses. The decrease was partially offset by higher outside service expenses and stock based compensation expenses. Total general and administrative expenses decreased for the year ended December 31, 2011 compared to the same period in 2010 due to the following significant variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance, and other support functions, as well as executive management. Payroll and related expenses decreased $0.5 million due primarily to lower payroll and related expenses of $4.0 million for wireless operations due to headcount reductions, partially offset by payroll and related expenses for software operations of $3.5 million for 30 FTEs at December 31, 2011. Total FTEs declined by 44 FTEs to 175 FTEs at December 31, 2011 from 219 FTEs at December 31, 2010 for wireless operations. Payroll and related expenses for the year ended December 31, 2010 included a net benefit of $0.7 million related to forfeitures of the long-term cash awards under the 2009 LTIP and the reclassification of payroll and related expenses to intangible assets associated with a non-compete agreement with a former executive in the wireless operations.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plan. Stock based compensation expenses increased by $0.7 million for the year ended December 31, 2011 compared to the same period in 2010. The increase in stock based compensation expenses was due to higher amortization of compensation expense related to the 2009 LTIP for wireless operations and an increase in amortization of compensation expense for the 2011 LTIP for software operations during 2011. Stock based compensation expenses for the year ended December 31, 2010 included a net benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive in the wireless operations.

•

Bad debt — The decrease of $1.4 million in bad debt expenses reflected a decrease of $1.7 million in wireless operations bad debt expenses due to the change in the composition of the wireless operations customer base to accounts with a large number of units in service, partially offset by an increase in bad debt expenses for software operations of $0.3 million.

•

Facility rent — The decrease of $0.7 million in facility rent expenses was primarily due to lower facility rent expenses of $1.8 million related to the closure of office facilities for the wireless operations, partially offset by an increase in facility rent expenses for software operations of $1.1 million.

•

Telecommunications — The decrease of $0.4 million in telecommunication expenses reflected a decrease of $0.7 million in telecommunication expenses for the wireless operations due to continued office and staffing reductions for the wireless operations, partially offset by an increase in telecommunication expenses for software operations of $0.3 million.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The increase of $1.0 million in outside service expenses was due to an increase of $0.8 million in outside service expenses for the wireless operations due to higher transaction and integration costs related to the acquisition of Amcom in 2011 and an increase in outside service expenses for software operations of $0.2 million.

•

Taxes, licenses and permits — Tax, license, and permit expenses consist of property, franchise, gross receipts and transactional taxes. The increase in tax, license, and permit expenses of $0.5 million was primarily due to resolution of various state and local tax audits at amounts higher than the originally estimated liability, partially offset by lower property taxes for the year ended December 31, 2011 compared to the same period in 2010. Property taxes were based on the lower revenue and property base resulting from the wireless operations.

•

Other — The decrease of $2.7 million in other expenses was due to a decrease in wireless operations costs of $1.7 million, primarily due to lower repairs and maintenance expenses of $0.4 million, insurance expenses of $0.5 million, office expenses of $0.2 million and miscellaneous expenses of $0.6 million (primarily due to less payments in 2011 compared to 2010 which included a litigation settlement with Nationwide). In addition, software operations had a net credit of $1.0 million for shared costs which have been allocated to cost of products sold, service, rental and maintenance and selling and marketing expense categories.

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

Other Income, Net. Net other income increased to $8.0 million for the year ended December 31, 2011 from $2.8 million for the same period in 2010. The primary reason for the increase was in 2011 we received $7.5 million in proceeds from Sensus compared to $2.0 million in 2010.

Income Tax Benefit. Income tax benefit for the year ended December 31, 2011 was $26.3 million, an increase of $8.4 million from the $17.9 million income tax benefit for the year ended December 31, 2010. The increase in income tax benefit and the reduction of the annual effective tax rate for the year ended December 31, 2011 reflected a net favorable adjustment of $50.2 million due to the reduction of the deferred income tax asset valuation allowance reflecting a better than forecasted increase in 2011 taxable income and a change in management’s assessment of taxable income for 2012 through 2016. The table below summarizes the key items which impacted income tax benefit and the effective tax rate for the years ended December 31, 2011 and 2010, respectively.

	For the Year Ended December 31,
	2011 (As Restated)		2010
	(Dollars in thousands)
Income before income tax benefit	$57,525		$60,000

Income tax expense at the Federal statutory rate	$20,134	35.0%	$21,000	35.0%
State income taxes	2,062	3.6%	2,439	4.1%
State law changes	146	0.3%	471	0.8%
Decrease in valuation allowance	(50,196)	(87.3%)	(41,934)	(69.9%)
Acquisition transaction costs	947	1.6%	—	—
Interest on income tax refunds	—	—	(48)	(0.1%)
Other	646	1.1%	174	0.3%

Income tax benefit	$(26,261)	(45.7%)	$(17,898)	(29.8%)

Our annual effective tax rate is comparable to prior periods once the effects of change in the valuation allowance and the 2011 nondeductible transaction costs related to the Amcom acquisition are excluded from the computation as indicated in the following table:

	For the Year Ended December 31,
	2011 (As Restated)	2010
Effective tax rate	(45.7%)	(29.8%)
Change in valuation allowance	87.3%	69.9%
Acquisition transaction costs	(1.6%)	—

Adjusted effective tax rate	40.0%	40.1%

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2012, we had cash and cash equivalents of $61.0 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Overview

Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2012, should be adequate to meet anticipated cash requirements for both our wireless and software operations for the foreseeable future.

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability on our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of December 31, 2012, our available cash on hand was $61.0 million and our excess borrowing capacity under our revolving credit facility was approximately $40.0 million (see “Borrowings” below).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,			Increase (Decrease) Between 2012 and 2011
	2012	2011 (As Restated)	2010
	(Dollars in thousands)
Net cash provided by operating activities	$72,877	$82,436	$79,419	$(9,559)
Net cash used in investing activities	(12,659)	(134,647)	(6,663)	(121,988)
Net cash used in financing activities	(52,827)	(23,354)	(53,127)	29,473

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

	For the Year Ended December 31,		Change Between 2012 and 2011
	2012	2011 (As Restated)
	(Dollars in thousands)
Cash received from customers	$221,961	$246,543	$(24,582)

Cash paid for
Payroll and related costs	72,595	75,737	(3,142)
Site rent costs	17,994	24,453	(6,459)
Telecommunications costs	10,276	12,197	(1,921)
Interest costs	132	1,660	(1,528)
Other operating costs	48,087	50,060	(1,973)

	149,084	164,107	(15,023)

Net cash provided by operating activities	$72,877	$82,436	$(9,559)

Net cash provided by operating activities decreased $9.6 million for the year ended December 31, 2012 compared to the same period in 2011. Cash received from customers decreased $24.6 million, or 10.0%, for the year ended December 31, 2012 from the same period in 2011. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to lower revenue of $14.0 million, lower deferred revenue of $10.1 million, lower accounts receivable of $2.3 million and lower accrued sales taxes of $0.7 million, partially offset by higher customer deposits of $2.5 million.

The decline in cash received from customers was offset by the reductions in cash paid for operating activities as follows:

•	Cash payments for payroll and related expenses decreased $3.1 million due primarily to reductions in payroll and related expenses for wireless operations.

•

Cash payments for site rent expenses decreased $6.5 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2012 for wireless operations.

•

Cash payments for telecommunication expenses decreased $1.9 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless operations.

•	Cash payments for interest expenses decreased $1.5 million primarily due to less interest on debt associated with the Amcom acquisition as the outstanding balance was repaid in April 2012.

•

Cash payments for other operating expenses decreased $2.0 million. The decrease was due primarily to lower outside service expenses of $2.2 million (primarily related to acquisition and integration costs in 2011) and lower tax, license and permit expenses of $0.8 million (primarily due to resolution of various state and local tax audits for wireless operations during 2011 at amounts higher than originally estimated), partially offset by increases in recruiting and relocation expenses of $0.4 million, financial service expenses of $0.2 million and various other expenses of $0.4 million.

Net Cash Used In Investing Activities. Net cash used in investing activities decreased $122.0 million for the year ended December 31, 2012 compared to the same period in 2011 due primarily to the consideration paid, net of cash acquired related to the Amcom acquisition in the first quarter of 2011 of $134.3 million. This decrease was partially offset by $7.5 million of proceeds received from Sensus in 2011 for the sale of the narrow band Personal Communications Service license, an increase in consideration paid in 2012 of $3.0 million for the IMCO Technologies Corporation (“IMCO”) acquisition and an increase in capital expenditures, net of proceeds from disposal of property and equipment, in 2012 compared to 2011 of $1.8 million.

Net Cash Used In Financing Activities. Net cash used in financing activities increased $29.5 million for the year ended December 31, 2012 from the same period in 2011 due to $8.1 million in stock repurchases and higher repayments of debt of $4.6 million, partially offset by lower cash dividends paid to stockholders of $5.6 million for the year ended on December 31, 2012 compared to the same period in 2011. In addition, issuance of debt in 2011 associated with the Amcom acquisition of $24.0 million was partially offset by $1.6 million in deferred financing costs related to the debt recorded in the first quarter of 2011.

Cash Dividends to Stockholders. For the year ended December 31, 2012, we paid a total of $16.5 million (or $0.75 per share of common stock) in cash dividends compared to $22.1 million (or $1.00 per share of common stock) in cash dividends for the same period in 2011.

Recent Cash Dividends to Stockholders. On February 20, 2013, our Board of Directors declared a regular quarterly dividend distribution of $0.125 per share of common stock, with a record date of March 15, 2013, and a payment date of March 29, 2013. This cash dividend of approximately $2.7 million was paid from available cash on hand.

Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program for us to repurchase our common stock in the open market. Credit Suisse Securities (USA) LLC administers such purchases. We expect to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.

During 2011 our common stock repurchase program was suspended due to the acquisition of our software operations. On July 24, 2012, our Board of Directors approved a fifth supplement to the common stock repurchase program effective August 1, 2012 which reset the repurchase authority to $25.0 million as of August 1, 2012 and extended the purchase period through December 31, 2013. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. (See Note 7 for further discussion on our common stock repurchase program.)

Borrowings. On November 8, 2011 we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility is September 3, 2015. The Amended Credit Agreement also revised the London Interbank Offered Rate (“LIBOR”) definition to eliminate the LIBOR floor and reduced the interest rate margin to 3.25%. Borrowings under this facility are secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us.

On April 6, 2012, we repaid the remaining $3.3 million that was outstanding under the Amended Credit Agreement. As of December 31, 2012, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for an outstanding letter of credit. The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement. (See Note 6 for further discussion on our long-term debt.)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of December 31, 2012.

Commitments and Contingencies

Contractual Obligations. As of December 31, 2012, our contractual payment obligations under our operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily related to certain telecommunication and information technology related expenses. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. Other obligations as indicated below consisted primarily of expected future payments for asset retirements and cash awards, cumulative dividends and equity awards under the 2009 LTIP and 2011 LTIP to certain eligible employees.

We incurred the following significant commitments and contractual obligations as of December 31, 2012. (See Note 9 for further discussion on our commitments and contingencies.)

	Payments Due By Period
	(Dollars in thousands)
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$24,276	$7,688	$9,210	$4,510	$2,868
Purchase obligations	2,971	1,772	1,182	17	—
Other obligations	13,742	4,863	1,872	7,007	—

Total contractual obligations	$40,989	$14,323	$12,264	$11,534	$2,868

Other Commitments. See Note 9 for further discussion on our commitments and contingencies.

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

Contingencies. See Note 9 for further discussion on our commitments and contingencies for legal proceedings during the year ended December 31, 2012.

Related Parties

A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to our Company. For the years ended December 31, 2012, 2011 and 2010, we paid that entity $4.3 million, $7.8 million and $11.0 million, respectively, in site rent expenses for wireless operations that were included in service, rental and maintenance expenses.

Beginning in April 2012, a relative of our CEO is employed as COO at Teleperformance USA, Inc. (“TPUSA”), a third party provider of customer service support for our wireless operations. We paid TPUSA $2.6 million, $3.2 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, in outside service expenses for wireless operations that were included in general and administrative expenses. Our payments to TPUSA represent less than 1% of the consolidated revenue for TPUSA for each of the three years ended December 31, 2012. We have used the services of TPUSA since March 10, 2003, prior to the relative of the CEO becoming an employee of TPUSA in April 2012.

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

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and statement of income are based on our consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill

We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that primarily resulted from our acquisition of Amcom in 2011 and IMCO Technologies Corporation (“IMCO”) in 2012. Such intangibles are amortized over periods ranging from two to fifteen years. We assess whether circumstances exist which suggest that the carrying value of long-lived assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecasted estimated enterprise-level cash flows based on operating assumptions such as revenue forecasted by product line. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill resulting from our acquisitions is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, all of our goodwill has been assigned to our software segment, which is also deemed to be the reporting unit. The first step of the impairment test involves comparing the fair values of the reporting unit with its carrying values. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

During the fourth quarter of 2012, we evaluated impairment for long-lived assets, amortizable intangible assets and goodwill. Based on our analysis of the software reporting unit, long-lived asset impairment indicators were present during the fourth quarter for our contract-based intangible assets (non-compete agreements) when the former President and COO of Amcom opted to pursue interests in a business unrelated to Amcom’s core business and markets. We performed a recoverability test to determine if the contract-based intangible assets appeared to be impaired during the fourth quarter of 2012. Based on our analysis of the undiscounted cash flows for the contract-based intangible assets, the carrying value exceeded the implied fair value of the contract-based intangible assets. We recorded an impairment charge of $3.4 million to the contract-based intangible assets for our software operations for the year ended December 31, 2012. All other long-lived assets and goodwill for the years ended December 31, 2012 and 2011 were not deemed to be impaired.

Accounts Receivable Allowances

Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends. In determining these percentages, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. The allowance for doubtful accounts for both our wireless operations and software operations was $1.3 million (of which $0.7 million related to software operations) and $1.3 million (of which $0.3 million related to software operations) at December 31, 2012 and 2011, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions for wireless operations is based on historical credit percentages, current credit and aging trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. The allowance for service credits for wireless operations was $0.4 million at December 31, 2012 and 2011. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts for wireless operations totaled $0.4 million and $0.6 million at December 31, 2012 and 2011, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. We base this allowance on historical payment trends.

Revenue Recognition

We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. Amounts billed to customers but not meeting these revenue recognition criteria are deferred until all four criteria have been met.

Our wireless operations’ revenue consists primarily of service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sales. We recognize paging service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment or installation. We have a variety of billing arrangements with our customers resulting in deferred revenue from advance billing and accounts receivables for billing in-arrears arrangements.

For our software operations, we enter into contractual arrangements that include a fee that is fixed or determinable. This contractual arrangement has been agreed to by the customer and we review the customer’s creditworthiness to assure collectability.

Our software operations’ revenue consists primarily of the sale of software, professional services (primarily installation and training), equipment (to be used in conjunction with the software) and maintenance support (post-contract support). The software is licensed to end users under an industry standard software license agreement. Our software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use with little or no customization. Such sales generate license fee revenue. In addition to the license fees, the software operations generate revenue through the delivery of installation services and training, annual maintenance revenues and the sale of equipment for use with the software.

For purposes of disclosure, we break out revenue from the software operations into two primary components: (1) operations revenue consisting of software license revenue, professional services revenue and equipment sales, and (2) maintenance revenue.

We generally sell software licenses, professional services, equipment and maintenance in multiple-element arrangements. At inception of the arrangement, we allocate the arrangement consideration to the software deliverables (software licenses, professional services and maintenance) as a group and to the non-software deliverables (equipment) using the best estimated selling price (“BESP”). The BESP for deliverables is based on vendor specific objective evidence of fair value (“VSOE”), third party evidence (“TPE”), or if VSOE and TPE are not available, the BESP is based on management’s best estimate for selling the element on a stand-alone basis.

For software licenses, professional services and equipment we have determined that neither VSOE nor TPE is available and as such, we used an estimated selling price in order to allocate our arrangement fees. To determine BESP for professional services and equipment, we reviewed historical transactions, along with cost plus a reasonable margin, our list prices, and our list prices less a discount to determine the most appropriate representation of BESP.

We used the following methodology for our software products to develop the estimated selling price. We established product categories for each of our software products. Each product category shares a common set of functionality and pricing variables. Using historical transactions, we calculated a weighted average discount rate for each product category from our established list prices. That weighted average historical discount was reviewed to determine the reasonableness of the underlying data and the need to exclude outliers based on market or other conditions. The weighted average historical discount for each product category was then adjusted to reflect entity specific factors, such as competition and technology life-cycle factors. This methodology established a unique discount factor for each product category that would be applied to our list price to establish BESP for a specific product.

For our software deliverables, we allocated revenue using the residual method. As noted above, historically we have not established VSOE for our software licenses and professional services. However, we do have VSOE for maintenance. As such, revenue from software licenses and professional services is recognized when the software and professional services have been delivered to the customer; maintenance revenue is deferred and recognized over the maintenance period, generally one year.

Off-the-shelf equipment is purchased from third party vendors and is sold to customers for use with our software. In multiple-element arrangements, arrangement consideration is allocated to equipment based upon BESP. Equipment revenue is then recognized upon delivery to the customer, as equipment is typically not dependent upon our software for its functionality.

Asset Retirement Obligations

We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and nine years. At December 31, 2011, asset retirement costs were $1.9 million. In 2012, we reduced the asset retirement costs by a net $0.4 million partially offset by $0.2 million in fully depreciated asset retirement costs. At December 31, 2012, asset retirement costs were $1.7 million. The asset retirement cost net reduction in 2012 decreased paging equipment assets which are being depreciated over the related estimated lives of 12 to 60 months. Depreciation, amortization and accretion for the years ended December 31, 2012, 2011 and 2010 included a benefit of $1.1 million and $1.1 million and an expense of $0.1 million, respectively, related to depreciation of these asset retirement costs. The benefit in depreciation expense in 2012 was primarily due to net reductions to the asset retirement costs made in the fourth quarter of 2011 and the third quarter of 2012. The benefit in depreciation expense in 2011 was primarily due to net reductions to the asset retirement costs made in the fourth quarter of 2010 and the third quarter of 2011. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date.

At December 31, 2012 and 2011, accrued other liabilities included $0.4 million and $0.8 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of transmitters in operation; other long-term liabilities included $7.6 million, related primarily to an estimate of the costs of deconstructing assets through the terminal date. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $9.0 million. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2012 – December 31 Additions(1) and Incremental Estimates	10.60%
2012 – September 30 – Incremental Estimates(2)	12.14%
2012 – January 1 through September 30 – Additions(1)	10.77%
2011 – December 31 Additions(1) and Incremental Estimates	10.77%
2011 – September 30 – Incremental Estimates(2)	12.17%
2011 – April 1 through September 30 – Additions(1)	11.50%
2011 – January 1 through March 31 – Additions(1)	12.46%
2010 – December 31 – Incremental Estimates	12.46%
2010 – September 30 – Incremental Estimates(2)	12.18%
2010 – July 1 through December 31 – Additions(1)	12.46%
2010 – January 1 through June 30 – Additions(1)	11.78%

(1)	Transmitters moved to new sites resulting in additional liability.
(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2012, 2011 and 2010 included $0.7 million, $0.8 million and $1.1 million, respectively, for accretion expense on the asset retirement obligation liabilities.

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

Income Taxes

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets, liabilities and income tax expense. These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC includes provisions relating to accounting for uncertainty in income taxes. Our policy is to classify interest and penalties as a component of income tax expense.

We file our income tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our Federal income tax returns have been examined by the IRS through the year ended December 31, 2008. Our software operations’ separate Federal income tax returns have been audited through the fiscal year ended March 31, 2010 (2009 return). Amcom’s final separate company Federal income tax return was filed for the stub period ended on March 2, 2011 (2010 return) on August 15, 2011.

We are required to evaluate the recoverability of our deferred income tax assets. The assessment is to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future.

During 2011, the decline in wireless operations’ revenue and subscribers was less than our earlier expectations. We evaluated this development and also the projected increase in consolidated taxable income due to the Amcom acquisition and concluded that an additional amount of our deferred income tax assets was recoverable. Based on our forecast of taxable income and other factors, we reduced the valuation allowance in 2011 by $55.2 million.

During 2012, wireless operations’ results were favorable when compared to our projections and software operations’ were unfavorable. Based upon reforecasting our projections of taxable income in future periods we determined the need for an increase in the valuation allowance which increased income tax expense by $0.7 million. The balance sheet amounts for the deferred income tax assets and the valuation account increased by approximately $3.0 million, which reflects an increase of the available Section 382 limited net operating losses.

We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our wireless and software operations. In preparing our analysis of the recoverability of our deferred income tax assets, we consider the following possible sources of taxable income:

1.	Future reversals of existing taxable temporary differences.

We consider 100% of our existing taxable temporary differences when estimating the amount of recoverable deferred income tax assets. As of December 31, 2012, we had approximately $32.1 million of taxable temporary differences which we believe will be recoverable over the next 20 year carryforward period. Most of these differences relate to the Amcom intangible assets that have a 15 year recovery period.

2.	Future taxable income exclusive of reversing temporary differences and carryforwards.

As described above, we use a multi-year forecast of taxable income for the wireless and software operations. Deferred income tax assets are realizable if future deductible amounts would reduce taxes that would be paid on future taxable income excluding the reversal of existing temporary differences. We do not forecast beyond five years due to the increasing levels of uncertainty facing the wireless operations. A similar situation exists regarding the software operations, as future changes in technology may impact present and planned products and services.

3.	Taxable income in carryback years to the extent permitted by tax law.

We have exhausted our carryback potential and now only have carryforwards available.

4.	Tax planning strategies.

We have not identified any tax planning strategies that could accelerate taxable income or delay tax deductions to enable us to realize a larger amount of our deferred income tax assets.

The wireless operations have experienced a continuing decline in revenues and taxable income as subscribers switch to other communication solutions. The software operations have been impacted by the economic slowdown of the past several years resulting in customers deferring or delaying purchases. The wireless and software forecasts of taxable income are not sufficient to result in the full realization of our deferred income tax assets.

The balance of the valuation allowance as of December 31, 2012 and 2011 was $118.7 million and $115.7 million, respectively. Included in this amount was approximately $0.7 million for foreign operations at December 31, 2011. The estimated recoverable deferred income tax assets at December 31, 2012 and 2011 were $45.2 million and $63.2 million, respectively. These estimated recoverable amounts represent approximately 27.6% and 35.3%, respectively, of the gross deferred income tax assets at December 31, 2012 and 2011. The decrease in the percentage of recoverable deferred income tax assets in 2012 reflects updated estimates of our expected benefits from such assets based on the forecasted results for the wireless and software operations.

Recent and Pending Accounting Pronouncements

Accounting Standards Updates (“ASU”) issued by the FASB during the fourth quarter of 2012 were not applicable to us and are not anticipated to have an effect on our financial position or statement of income. (See Note 1 for a discussion of accounting standards issued in 2012 that were applicable to our Company.)

Non-GAAP Financial Measures

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual STIP for our wireless and software operations. That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization, accretion and impairment, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows for the periods stated: (See Note 18 for breakdown between our wireless and software operations.)

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010
	(Dollars in thousands)
Operating income	$45,728	$51,829	$57,179
Plus: Depreciation, amortization, accretion and impairment	21,614	19,334	24,127

EBITDA (as defined by the Company)	67,342	71,163	81,306
Less: Purchases of property and equipment	(9,989)	(7,952)	(8,738)

OCF (as defined by the Company)	$57,353	$63,211	$72,568

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Long-term Debt

On April 6, 2012, we repaid the remaining $3.3 million that was outstanding under the Amended Credit Agreement. As of December 31, 2012, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available debt capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 6 for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principle executive officer and our principle financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012 covered by this Annual Report on Form 10-K because of the material weakness related to the design over revenue recognition processes described below under Management’s Report on Internal Control over Financial Reporting.

The Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Such internal controls include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and members of the Board of Directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the Internal Control — Integrated Framework, management identified control deficiencies that constitute a material weakness in our internal control over financial reporting. We used the residual method to recognize revenue on software arrangements which included a software license, professional services (installation and training services), and maintenance support (PCS). Revenue from the software and professional services was deferred until such services were delivered to the customer. We did not adequately design controls over the following revenue recognition processes which resulted in a material weakness in our internal control over financial reporting.

•

Controls were not adequately designed to provide sufficient evidence to support the conclusion that software was installed and functional at the customer site and all service obligations were satisfied under such arrangements in order to recognize revenue. Sufficient documentation was not available to support the timing for completion of the services element.

•

Controls were not adequately designed to ensure proper review over the processing of sales orders to ensure that they were accounted for in accordance with ASC 985-605 “Software Revenue Recognition” and ASC 605-25 “Revenue Recognition – Multiple Element Arrangements” when such transactions also included non-software deliverables. To the extent this review was performed, sufficient documentation was not retained as evidence of review.

Due to the material weakness in internal control over financial reporting identified above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears herein.

Management’s Remediation Initiatives and Changes in Internal Control Over Financial Reporting

Our management has discussed the material weakness described above with our Audit Committee and independent registered public accounting firm. To remediate the material weakness, we have implemented or are implementing a number of measures including those listed below. As to the measures already implemented, we have yet to perform management testing to verify that these remediation efforts have been executed in a manner sufficient to remediate the material weakness described above. Unless otherwise noted below, we expect these efforts to be fully implemented and tested by December 31, 2013.

•

Staffing: We have made several organizational changes to enhance the skills and capabilities of the software organization, including a new Chief Financial Officer (“CFO”), Vice President (“VP”) of Services and Director of Sales Operations at Amcom. The CFO has experience in revenue recognition with an emphasis in the software industry and the VP of Services and Director of Sales Operations have significant experience in the software industry to enhance the processes and implement tighter controls over the services and sales organizations. We will hire additional revenue recognition staff with extensive software revenue recognition experience to review contracts and to work with the sales and services organizations.

•

Revenue Recognition Process: We will establish processes and controls to review both license and services arrangements in a more comprehensive manner to ensure proper accounting treatment for multiple element software arrangements is in accordance with the applicable guidance.

•

Training: We are expanding our revenue recognition training program in 2013 with mandatory training for both our sales and services organizations. This training will include revenue recognition principles and application of those principles to our software business. The services organization will be trained on the importance of time tracking and completion of the project checklist as the evidence needed before each project is considered complete and revenue is recognized. The sales organization will be trained in the use of our global contracts and the implications on the revenue recognition process.

In addition to the remediation activities above, we will establish VSOE on services provided for certain solutions. We will also use standardized global contracts to streamline the sales and contracting process which we believe will positively impact our revenue recognition review processes.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2012, we converted our software operations’ general ledger and related systems to the same systems currently utilized by wireless operations. Except as noted above, there were no changes made in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information called for by Items 10 to 14 is incorporated by reference from USA Mobility’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2013.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information required by this item is incorporated by reference from USA Mobility’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders:

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

We have adopted a code of ethics that applies to all of our employees including the CEO, CFO, and Controller/Chief Accounting Officer. This code of ethics may be accessed at http://www.usamobility.com/. During the period covered by this report we did not request a waiver of our code of ethics and did not grant any such waivers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions”. The information required by this item with respect to director independence is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders entitled “The Board of Directors and Committees”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of USA Mobility’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders entitled “Fees and Services”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of the Annual Report on Form 10-K:

(1)	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Supplemental Schedules

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010

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
April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	April 15, 2013

/s/ Shawn E. Endsley Shawn E. Endsley	Chief Financial Officer (principal financial officer)	April 15, 2013

/s/ MyLe N. Chang MyLe N. Chang	Chief Accounting Officer and Controller (principal accounting officer)	April 15, 2013

/s/ Royce Yudkoff Royce Yudkoff	Chairman of the Board	April 15, 2013

/s/ Nicholas A. Gallopo Nicholas A. Gallopo	Director	April 15, 2013

/s/ Christopher D. Heim Christopher D. Heim	Director	April 15, 2013

/s/ Brian O’Reilly Brian O’Reilly	Director	April 15, 2013

/s/ Matthew Oristano Matthew Oristano	Director	April 15, 2013

/s/ Samme L. Thompson Samme L. Thompson	Director	April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Mobility, Inc.

We have audited the accompanying consolidated balance sheets of USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USA Mobility, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the 2011 consolidated financial statements have been restated to correct a misstatement related to accounting for revenue under multiple-element software arrangements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), USA Mobility, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 15, 2013 expressed an adverse opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

USA Mobility, Inc.

We have audited the internal control over financial reporting of USA Mobility, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

The Company used the residual method to recognize revenue on software arrangements which included a software license, professional services (installation and training services), and maintenance support (post-contract customer support “PCS”). Revenue from the software and professional services was deferred until such services were delivered to the customer. The Company failed to adequately design controls to provide sufficient evidence to support the conclusion that software was installed and functional at the customer site and all service obligations were satisfied under such arrangements in order to recognize revenue.

The Company also failed to design control procedures to ensure proper review over the processing of sales orders to ensure that they were accounted for in accordance with applicable accounting guidance when such transactions also included non-software deliverables.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of and for the year ended December 31, 2012. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated April 15, 2013, which expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 15, 2013

USA MOBILITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011 (As Restated)
	(Dollars in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,046	$53,655
Accounts receivable, less allowances of $2,052 and $2,270, respectively	21,580	20,523
Tax receivables	429	—
Prepaid expenses and other	5,407	5,239
Inventory	3,257	2,751
Escrow receivables	275	14,819
Deferred income tax assets, less valuation allowance of $9,122 and $13,126, respectively	3,915	8,505

Total current assets	95,909	105,492

Property and equipment, at cost:
Land, buildings and improvements	3,153	3,195
Paging and computer equipment	121,002	126,727
Furniture, fixtures and vehicles	3,681	2,366

	127,836	132,288
Less accumulated depreciation and amortization	107,027	109,867

Property and equipment, net	20,809	22,421
Goodwill	133,031	130,968
Other intangibles, net	30,333	38,757
Tax receivables	—	213
Deferred income tax assets, less valuation allowance of $109,601 and $102,620, respectively	41,239	54,689
Deferred financing costs, net	714	973
Other assets	592	908

TOTAL ASSETS	$322,627	$354,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,205	$1,793
Accrued compensation and benefits	15,213	10,901
Accrued network cost	1,388	1,530
Accrued taxes	4,171	4,722
Accrued severance and restructuring	2,593	1,953
Accrued other	4,895	4,349
Consideration payable	275	14,819
Customer deposits	2,090	1,806
Deferred revenue	27,896	23,907

Total current liabilities	60,726	65,780
Long-term debt	—	28,250
Deferred revenue	693	581
Other long-term liabilities	9,789	12,223

TOTAL LIABILITIES	71,208	106,834

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 21,442,623 shares issued and 21,701,353 shares outstanding at December 31, 2012 and 22,108,233 shares issued and outstanding at December 31, 2011	2	2
Additional paid-in capital	125,212	131,612
Retained earnings	126,205	115,973

TOTAL STOCKHOLDERS’ EQUITY	251,419	247,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$322,627	$354,421

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010
	(Dollars in thousands, except share and per share amounts)
Revenues:
Service, rental and maintenance, net of service credits	$161,890	$189,568	$221,575
Software revenue and other, net of credits	57,806	44,125	11,679

Total revenues	219,696	233,693	233,254

Operating expenses:
Cost of products sold	20,846	20,406	4,213
Service, rental and maintenance	55,425	62,347	69,158
Selling and marketing	23,645	22,389	16,926
General and administrative	50,680	56,095	59,472
Severance and restructuring	1,758	1,293	2,179
Depreciation, amortization and accretion	18,232	19,334	24,127
Impairment	3,382	—	—

Total operating expenses	173,968	181,864	176,075

Operating income	45,728	51,829	57,179
Interest (expense) income, net	(380)	(2,254)	16
Gain on disposals of narrowband PCS licenses	—	7,500	2,000
Other income	715	450	805

Income before income tax (expense) benefit	46,063	57,525	60,000
Income tax (expense) benefit	(19,079)	26,261	17,898

Net income	$26,984	$83,786	$77,898

Basic net income per common share	$1.23	$3.79	$3.50

Diluted net income per common share	$1.20	$3.72	$3.45

Basic weighted average common shares outstanding	21,924,748	22,083,942	22,265,961

Diluted weighted average common shares outstanding	22,397,587	22,509,008	22,567,030

Cash distributions declared per common share	$0.75	$1.00	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (As Restated)	Total Stockholders’ Equity (As Restated)
	(Dollars in thousands except share amounts)
Balance, January 1, 2010	22,495,398	$2	$137,378	$21,416	$158,796
Net income	—	—	—	77,898	77,898
Issuance of common stock under the Equity Plan	60,799	—	685	—	685
Issuance of common stock under the Arch Bankruptcy, net	217,785	—	—	—	—
Purchased and retired common stock and other	(25,658)	—	(291)	—	(291)
Amortization of stock based compensation	—	—	817	—	817
Cash distributions declared	—	—	—	(44,622)	(44,622)
Common stock repurchase program	(697,768)	—	(8,893)	—	(8,893)
Issuance of restricted common stock under the Equity Plan	16,249	—	—	—	—

Balance, December 31, 2010	22,066,805	$2	$129,696	$54,692	$184,390

Net income	—	—	—	83,786	83,786
Issuance of common stock under the Equity Plan	47,455	—	722	—	722
Purchased and retired common stock and other	(20,027)	—	(336)	—	(336)
Amortization of stock based compensation	—	—	1,530	—	1,530
Cash distributions declared	—	—	—	(22,505)	(22,505)
Issuance of restricted common stock under the Equity Plan	14,000	—	—	—	—

Balance, December 31, 2011	22,108,233	$2	$131,612	$115,973	$247,587

Net income	—	—	—	26,984	26,984
Issuance of common stock under the Equity Plan	51,319	—	724		724
Vested restricted stock units under the Equity Plan	258,730	—	—	—	—
Purchased and retired common stock and other	(21,657)	—	(283)	—	(283)
Amortization of stock based compensation	—	—	1,224	—	1,224
Cash distributions declared	—	—	—	(16,752)	(16,752)
Common stock repurchase program	(712,173)	—	(8,065)	—	(8,065)
Issuance of restricted common stock under the Equity Plan	16,901	—	—	—	—

Balance, December 31, 2012	21,701,353	$2	$125,212	$126,205	$251,419

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$26,984	$83,786	$77,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,232	19,334	24,127
Impairment	3,382	—	—
Amortization of deferred financing costs	259	608	—
Deferred income tax expense (benefit)	18,040	(28,044)	(18,115)
Amortization of stock based compensation	1,224	1,530	817
Provisions for doubtful accounts, service credits and other	1,962	1,679	4,416
(Adjustments)/settlement of non-cash transaction taxes	(480)	133	(1,402)
(Gain)/loss on disposals of property and equipment	(160)	109	(12)
Gain on disposals of narrowband PCS licenses	—	(7,500)	(2,000)
Changes in assets and liabilities:
Accounts receivable	(3,008)	(417)	1,216
Prepaid expenses, intangible assets and other assets	(318)	6,758	(164)
Accounts payable, accrued liabilities and other	2,375	(7,427)	(6,038)
Customer deposits and deferred revenue	4,385	11,887	(1,324)

Net cash provided by operating activities	72,877	82,436	79,419

Cash flows from investing activities:
Purchases of property and equipment	(9,989)	(7,952)	(8,738)
Proceeds from disposals of property and equipment	330	55	75
Proceeds from disposals of narrowband PCS licenses	—	7,500	2,000
Acquisitions, net of cash acquired	(3,000)	(134,250)	—

Net cash used in investing activities	(12,659)	(134,647)	(6,663)

Cash flows from financing activities:
Issuance of debt	—	24,044	—
Repayment of debt	(28,250)	(23,697)	—
Deferred financing costs	—	(1,580)	—
Cash distributions to stockholders	(16,512)	(22,121)	(44,234)
Purchase of common stock	(8,065)	—	(8,893)

Net cash used in financing activities	(52,827)	(23,354)	(53,127)

Net increase (decrease) in cash and cash equivalents	7,391	(75,565)	19,629
Cash and cash equivalents, beginning of period	53,655	129,220	109,591

Cash and cash equivalents, end of period	$61,046	$53,655	$129,220

Supplemental disclosure:
Interest paid	$288	$1,504	$—

Income taxes paid	$1,606	$1,925	$434

Non-cash financing activities	$—	$27,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

USA MOBILITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Business — USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”), through its indirect wholly owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”) is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. We provide one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

In addition, the Company, through its indirect wholly owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and Smartphone messaging. The combined product offering is capable of addressing a customer’s mission critical communication needs. Amcom delivers software solutions, which enable seamless critical communications. Amcom’s unified communications suite (includes solutions for contact centers, emergency management, mobile event notification, and messaging) connects people across a changing complement of communication devices.

Organization and Principles of Consolidation — We are a holding company formed to effect the merger of Arch Wireless, Inc. and subsidiaries (“Arch”) and Metrocall Holdings, Inc. and subsidiaries (“Metrocall”), which occurred on November 16, 2004. Prior to the merger, we had conducted no operations other than those incidental to our formation. On March 3, 2011, we acquired Amcom (see Note 3).

The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have an investment in a Canadian company that is 10% owned and is accounted for under the cost method of accounting.

Preparation of Financial Statements — Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the consolidated statement of income within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring, depreciation, amortization and accretion and impairment. These items are shown separately on the consolidated statement of income within operating expenses. Foreign currency translation adjustments were deemed immaterial and were not presented separately in our consolidated statements of stockholders’ equity and balance sheets, and consequently no statements of comprehensive income are presented.

All adjustments are of a normal recurring nature except for adjustments related to the acquisitions of Amcom in 2011 and IMCO Technologies Corporation (“IMCO”) in May 2012. The statement of income and the estimated fair value of the assets acquired and liabilities assumed have been included in our consolidated financial statements from the dates of the acquisitions.

On March 28, 2013, management and our Audit Committee of our Board of Directors concluded that the previously issued consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 contained material errors and should no longer be relied upon. The adjustments made as a result of the restatement are more fully discussed in Note 2.

Certain prior year’s amounts for Amcom have been reclassified to conform to the current year’s presentation.

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

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill — We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that primarily resulted from our acquisition of Amcom in 2011 and IMCO in 2012. Such intangibles are amortized over periods ranging from two to fifteen years. We assess whether circumstances exist which suggest that the carrying value of long-lived assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecasted estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill resulting from our acquisitions is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, all of our goodwill has been assigned to our software segment, which is also deemed to be the reporting unit. The first step of the impairment test involves comparing the fair values of the reporting unit with its carrying values. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

During the fourth quarter of 2012, we evaluated impairment for long-lived assets, amortizable intangible assets and goodwill. Based on our analysis of the software reporting unit, long-lived asset impairment indicators were present during the fourth quarter for our contract-based intangible assets (non-compete agreements) when the former President and Chief Operating Officer (“COO”) of Amcom opted to pursue interests in a business unrelated to Amcom’s core business and markets. We have performed a recoverability test to determine if the contract-based intangible assets appeared to be impaired during the fourth quarter of 2012. Based on our analysis of the undiscounted cash flows for the contract-based intangible assets, the carrying value exceeded the implied fair value of the contract-based intangible assets. We recorded an impairment charge of $3.4 million to the contract-based intangible assets for our software operations for the year ended December 31, 2012. All other long-lived assets and goodwill were not deemed to be impaired for the years ended December 31, 2012 and 2011.

Accounts Receivable Allowances — Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.

Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends. In determining these percentages, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. The allowance for doubtful accounts for both our wireless operations and software operations was $1.3 million (of which $0.7 million related to software operations) and $1.3 million (of which $0.3 million related to software operations) at December 31, 2012 and 2011, respectively. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.

The allowance for service credits and related provisions for wireless operations is based on historical credit percentages, current credit and aging trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. The allowance for service credits for wireless operations was $0.4 million at December 31, 2012 and 2011. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.

Other allowance accounts for wireless operations totaled $0.4 million and $0.6 million at December 31, 2012 and 2011, respectively. The primary component of these allowance accounts reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts. We base this allowance on historical payment trends.

Revenue Recognition — We recognize revenue when four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collectability is reasonably assured. Amounts billed to customers but not meeting these revenue recognition criteria are deferred until all four criteria have been met.

Our wireless operations’ revenue consists primarily of service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sales. We recognize paging service revenue over the period the service is performed; revenue from product sales is recognized at the time of shipment or installation. We have a variety of billing arrangements with our customers resulting in deferred revenue from advance billings and accounts receivables for billing in-arrears arrangements.

For our software operations, we enter into contractual arrangements that include a fee that is fixed or determinable. This contractual arrangement has been agreed to by the customer and, we review customer creditworthiness to assure collectability.

Our software operations’ revenue consists primarily of the sale of software, professional services (primarily installation and training), equipment (to be used in conjunction with the software) and maintenance support (post-contract support). The software is licensed to end users under an industry standard software license agreement. Our software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use with little or no customization. Such sales generate license fee revenue. In addition to the license fees, the software operations generate revenue through the delivery of installation services and training, annual maintenance revenues and the sale of equipment for use with the software.

For purposes of disclosure, we break out revenue from the software operations into two primary components: (1) operations revenue consisting of software license revenue, professional services revenue and equipment sales, and (2) maintenance revenue.

We generally sell software licenses, professional services, equipment and maintenance in multiple-element arrangements. At inception of the arrangement, we allocate the arrangement consideration to the software deliverables (software licenses, professional services and maintenance) as a group and to the non-software deliverables (equipment) using the best estimated selling price (“BESP”). The BESP for deliverables is based on vendor specific objective evidence of fair value (“VSOE”), third party evidence (“TPE”), or if VSOE and TPE are not available, the BESP is based on management best estimate for selling the element on a stand-alone basis.

For software licenses, professional services and equipment we have determined that neither VSOE nor TPE is available and as such, we used an estimated selling price in order to allocate our arrangement fees. To determine BESP for professional services and equipment, we reviewed historical transactions, along with cost plus a reasonable margin, our list prices, and our list prices less a discount to determine the most appropriate representation of BESP.

We used the following methodology for our software products to develop the estimated selling price. We established product categories for each of our software products. Each product category shares a common set of functionality and pricing variables. Using historical transactions, we calculated a weighted average discount rate for each product category from our established list prices. That weighted average historical discount was reviewed to determine the reasonableness of the underlying data and the need to exclude outliers based on market or other conditions. The weighted average historical discount for each product category was then adjusted to reflect entity specific factors, such as competition and technology life-cycle factors. This methodology established a unique discount factor for each product category that would be applied to our list price to establish BESP for a specific product.

For our software deliverables, we allocated revenue using the residual method. As noted above, historically we have not established VSOE for our software licenses and professional services. However, we do have VSOE for maintenance. As such, revenue from software license and professional services is recognized when the software and professional services have been delivered to the customer; maintenance revenue is deferred and recognized over the maintenance period, generally one year.

Off-the-shelf equipment is purchased from third party vendors and is sold to customers for use with our software. In multiple-element arrangements, arrangement consideration is allocated to equipment based upon BESP. Equipment revenue is then recognized upon delivery to the customer, as equipment is typically not dependent upon our software for its functionality.

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

Asset Retirement Obligations — We recognized liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists (See Note 4).

Severance and Restructuring — We continually evaluate our staffing levels to meet our business objectives for both the wireless and software operations and our strategy to reduce cost in our wireless operations in line with the declining revenue and subscriber base. Severance costs are reviewed periodically to determine whether a severance charge is required due to employers’ accounting for post-employment benefits. We are required to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.

From time to time, we will announce reorganization plans that may include eliminating positions. Each plan is reviewed to determine whether a restructuring charge is required to be recorded related to costs associated with exit or disposal activities. We are required to record an estimate of the fair value of any termination costs based on certain facts, circumstances and assumptions, including specific provisions included in the underlying reorganization plan.

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

Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material (see Note 15).

Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required. The provision for current income taxes is calculated and accrued on income and expenses expected to be included in current year U.S. and foreign income tax returns. The provision for current income taxes may also include interest, penalties and an estimated amount reflecting uncertain tax positions.

Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement values and the tax basis of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense.

Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the “more likely than not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. At December 31, 2012 and 2011, there were no uncertain tax positions.

Research and Product Development — Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. Costs incurred after technological feasibility is established and before the product is ready for general release would be capitalized. Costs eligible for capitalization were not material to the consolidated financial statements and were expensed as incurred to service, rental and maintenance expense.

Shipping and Handling Costs — We incur shipping and handling costs to send and receive messaging devices to/from our wireless operations’ customers and shipping costs related to equipment sales in our software operations. These costs are expensed as incurred and included in general and administrative expenses for wireless operations and costs of product sold for software operations. Total shipping costs were $0.8 million, $1.0 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, for wireless operations and $0.4 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively, for software operations.

Advertising Expenses — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing expenses. We do not incur any direct response advertising costs. Advertising expenses were $32,000, $26,000 and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, for wireless operations and $0.8 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively, for software operations.

Stock Based Compensation — Compensation expense associated with common stock, restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) is recognized over the instruments’ vesting period based on the fair value of the related instruments.

Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with initial or remaining maturities of three months or less.

Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where we are required by law or regulation to act as collection agent for the taxing jurisdiction.

Fair Value of Financial Instruments — Our financial instruments include our cash, letters of credit (“LOCs”), accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2012 and 2011. Borrowings on the line of credit at December 31, 2011 approximated fair value based on interest rates charged on similar debt instruments.

Earnings Per Common Share — The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive.

Recent and New Accounting Pronouncements — On July 27, 2012, the Financial Accounting Standards Board (the “FASB”) issued FASB Accounting Standards Update (“ASU”) 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in Accounting Standards Codification 350-30, Intangibles Other Than Goodwill, for testing indefinite-lived intangible assets, other than goodwill, for impairment. ASU 2012-02 allows an entity the option to perform a qualitative assessment before calculating the fair value of the asset in its impairment testing of its indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not anticipate that ASU 2012-02 will have any impact on our financial position or statement of income because we do not have any indefinite-lived intangibles other than goodwill.

Other pronouncements issued or effective during the year ended December 31, 2012 are not applicable to us and are not anticipated to have an effect on our financial position or statement of income.

2.    Restatement of Consolidated Financial Statements

During our testing of internal controls over financial reporting for the purpose of evaluating the design and effectiveness of such controls for the year ended December 31, 2012 for USA Mobility, Inc. (the “Company”), our management determined that a material weakness in internal control over financial reporting existed at our software operations relating to internal controls over software revenue recognition. Management determined that such controls over software revenue recognition were not adequately designed (1) to provide sufficient evidence to support the conclusion that software was installed and functional at the customer site and all service obligations were satisfied under such arrangements in order to recognize revenue and (2) to ensure proper review over the processing of sales orders involving multiple element arrangements in the delivery of software, equipment and related services to ensure that they were accounted for in accordance with Accounting Standards Codification (“ASC”) 985-605 “Software Revenue Recognition” and ASC 605-25 “Revenue Recognition — Multiple Element Arrangements”. We also determined that this material weakness did not impact the existence or validity of the underlying revenue transactions or the Company’s receipt of cash for these revenue transactions. To address this material weakness, we reviewed all relevant revenue transactions to identify revenue that may not have been recognized in the proper periods or at the proper amounts.

We had recognized revenue using the residual method as the software operations had vendor specific objective evidence of fair value (“VSOE”) for maintenance services (post-contract customer support “PCS”) but did not have VSOE for software licenses and professional services (primarily installation and training). The revenue from software licenses and professional services was recognized upon completion of services. Completion of services was based upon the determination that the software had been installed and was available for use in the customer’s environment. These transactions committed the software operations to provide post installation services, typically over a 90 day period, that were more substantive in scope than traditional PCS services. As the services would often include finalizing software configuration, or providing training, they were considered essential to the functionality of the software since they could not be provided by another vendor. As such, they could not be separated from the software bundle. Therefore, we concluded that under the completed contract method, no revenue for these arrangements should have been recognized until all service obligations were satisfied. We reviewed all revenue transactions since the acquisition of the software operations on March 3, 2011 through December 31, 2012 to ensure that revenue was appropriately allocated between all software and non-software deliverables, and was recognized in the appropriate accounting period.

On March 28, 2013, the Audit Committee of our Board of Directors concluded that the previously issued consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 contained material errors and should no longer be relied upon. The Company determined that the previously issued consolidated financial statements included in our Quarterly Reports on Form 10-Q for the periods March 31, 2012, June 30, 2012 and September 30, 2012 were not materially misstated.

The adjustments made as a result of the restatement are detailed below. The impact of the restatement for fiscal year 2011 included an overstatement of revenue of $9.2 million, an overstatement of operating expense of $1.4 million, an understatement of income tax benefit of $3.0 million, an overstatement of net income of $4.8 million and an overstatement of both basic and diluted EPS of $0.22.

We have not amended our previously filed Annual Report on Form 10-K for the year ended December 31, 2011 or our Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011 to correct this misstatement, and thus the financial statements and related financial statement information contained in these previously filed reports should no longer be relied upon. We have restated the consolidated financial statements for those periods in this Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables summarize the effects of the restatement on each affected line item in the accompanying consolidated financial statements as of and for the year ended December 31, 2011, and as of and for each of the three months ended March 31, 2011, June 30, 2011 and September 30, 2011:

	2011
	March 31,			June 30,
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Dollars in thousands except per share amounts)
ASSETS
Prepaid expenses and other(1)	$4,412	$259	$4,671	$3,800	$615	$4,415
Inventory(2)	2,432	141	2,573	2,845	326	3,171
Deferred income tax assets, net(3)	7,907	158	8,065	9,043	2,394	11,437
Total current assets	74,818	558	75,376	81,791	3,335	85,126
Deferred income tax assets, net(3)	55,046	2,832	57,878	49,469	787	50,256
Total assets	340,896	3,390	344,286	338,673	4,122	342,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue(4)	$10,493	$2,653	$13,146	$12,129	$6,298	$18,427
Total current liabilities	60,680	2,653	63,333	59,563	6,298	65,861
Total liabilities	120,771	2,653	123,424	105,104	6,298	111,402
Retained earnings	89,768	737	90,505	102,721	(2,176)	100,545
Total stockholders’ equity:	220,125	737	220,862	233,569	(2,176)	231,393
Total liabilities and stockholders’ equity	340,896	3,390	344,286	338,673	4,122	342,795

(1)	Increase in prepaid commissions due to the deferral of commission expenses.
(2)	Increase in inventory related to the reduction in cost of products sold.
(3)	Changes in deferred income tax assets related to the changes in income tax (benefit) expense.
(4)	Increase in deferred revenue due primarily to the deferral of software license and professional services revenue.

	2011
	September 30,			December 31,
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Dollars in thousands except per share amounts)
ASSETS
Prepaid expenses and other(1)	$4,381	$785	$5,166	$4,338	$901	$5,239
Inventory(2)	2,424	400	2,824	2,268	483	2,751
Deferred income tax assets, net(3)	6,737	594	7,331	8,617	(112)	8,505
Total current assets	83,762	1,779	85,541	104,220	1,272	105,492
Deferred income tax assets, net(3)	47,480	2,436	49,916	51,600	3,089	54,689
Total assets	334,846	4,215	339,061	350,060	4,361	354,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue(4)	$14,944	$8,036	$22,980	$14,693	$9,214	$23,907
Total current liabilities	58,970	8,036	67,006	56,566	9,214	65,780
Total liabilities	96,204	8,036	104,240	97,620	9,214	106,834
Retained earnings	107,523	(3,821)	103,702	120,826	(4,853)	115,973
Total stockholders’ equity:	238,642	(3,821)	234,821	252,440	(4,853)	247,587
Total liabilities and stockholders’ equity	334,846	4,215	339,061	350,060	4,361	354,421

(1)	Increase in prepaid commissions due to the deferral of commission expenses.
(2)	Increase in inventory related to the reduction in cost of products sold.
(3)	Changes in deferred income tax assets related to the changes in income tax (benefit) expense.
(4)	Increase in deferred revenue due primarily to the deferral of software license and professional services revenue.

	First Quarter 2011			Second Quarter 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Dollars in thousands except per share amounts)
Software revenue and other, net of credits(1)	$7,143	$(2,653)	$4,490	$15,885	$(3,645)	$12,240
Total revenues	57,335	(2,653)	54,682	65,171	(3,645)	61,526
Cost of products sold(2)	2,430	(141)	2,289	7,078	(185)	6,893
Selling and marketing(3)	4,924	(259)	4,665	6,588	(356)	6,232
Total operating expenses	43,959	(400)	43,559	49,008	(541)	48,467
Operating income	13,376	(2,253)	11,123	16,163	(3,104)	13,059
Income before income tax (benefit) expense	13,274	(2,253)	11,021	22,967	(3,104)	19,863
Income tax (benefit) expense(4)	(27,377)	(2,990)	(30,367)	4,372	(191)	4,181
Net income	40,651	737	41,388	18,595	(2,913)	15,682
Basic net income per common share	1.84	0.04	1.88	0.84	(0.13)	0.71
Diluted net income per common share	1.82	0.03	1.85	0.82	(0.12)	0.70

(1)	Changes due primarily to deferral of software license and professional services revenue.
(2)	Changes due to reduction in cost of products sold related to the deferral of revenue.
(3)	Changes due to deferral of commission expenses related to the deferral of revenue.
(4)	Changes in income tax (benefit) expense.

	Third Quarter 2011			Fourth Quarter 2011			For the Year Ended December 31, 2011
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Dollars in thousands except per share amounts)
Software revenue and other, net of credits(1)	$15,464	$(1,738)	$13,726	$14,847	$(1,178)	$13,669	$53,339	$(9,214)	$44,125
Total revenues	61,470	(1,738)	59,732	58,931	(1,178)	57,753	242,907	(9,214)	233,693
Cost of products sold(2)	5,951	(74)	5,877	5,430	(83)	5,347	20,889	(483)	20,406
Selling and marketing(3)	5,927	(170)	5,757	5,851	(116)	5,735	23,290	(901)	22,389
Total operating expenses	45,280	(244)	45,036	45,001	(199)	44,802	183,248	(1,384)	181,864
Operating income	16,190	(1,494)	14,696	13,930	(979)	12,951	59,659	(7,830)	51,829
Income before income tax (benefit) expense	15,457	(1,494)	13,963	13,657	(979)	12,678	65,355	(7,830)	57,525
Income tax (benefit) expense(4)	5,010	151	5,161	(5,289)	53	(5,236)	(23,284)	(2,977)	(26,261)
Net income	10,447	(1,645)	8,802	18,946	(1,032)	17,914	88,639	(4,853)	83,786

Basic net income per common share	0.47	(0.07)	0.40	0.86	(0.05)	0.81	4.01	(0.22)	3.79
Diluted net income per common share	0.46	(0.07)	0.39	0.84	(0.05)	0.79	3.94	(0.22)	3.72

(1)	Changes due primarily to deferral of software license and professional services revenue.
(2)	Changes due to reduction in cost of products sold related to the deferral of revenue.
(3)	Changes due to deferral of commission expenses related to the deferral of revenue.
(4)	Changes in income tax (benefit) expense.

3.    Acquisition

On March 3, 2011, we acquired Amcom pursuant to an Agreement and Plan of Merger by and among the Company, Arch Wireless, Inc., our wholly owned subsidiary, USMO Acquisition Co., (“Merger Sub”), Amcom, the stockholders of Amcom named therein and Norwest Equity Partners IX, L.P., as the stockholders’ representative (the “Merger Agreement”).

The aggregate merger consideration paid to the stockholders and stock option holders of Amcom was approximately $141.6 million, of which $15.0 million was placed into an escrow fund to satisfy potential working capital adjustments and indemnification liabilities of Amcom and its stockholders. On March 3, 2012, one-half of the escrow balance was paid to the former Amcom stockholders and option holders. The remaining balance in the escrow account was paid on September 3, 2012. The payment of the escrow balance did not impact cash and cash equivalents on hand.

On May 2, 2012, we acquired certain assets and technology from IMCO for a total estimated consideration of $3.7 million, of which $0.3 million is held in an escrow account to be paid one year from the acquisition date. During 2012, we increased goodwill by $2.1 million and intangible assets by $1.4 million for this acquisition. The intangible assets are being amortized over a four year period. During the fourth quarter of 2012, we reassessed the projected royalty payments to IMCO and reduced the expected future liabilities by $0.2 million based on recent data. The first royalty payment is expected to occur during the second quarter of 2013.

4.    Long-Lived Assets

The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the years ended December 31, 2012, 2011, and 2010 were $11.2 million, $14.0 million and $24.1 million for wireless operations; and $7.0 million and $5.3 million for software operations for the years ended December 31, 2012 and 2011, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Depreciation	$11,054	$13,253	$22,291
Amortization	6,411	5,274	692
Accretion(1)	767	807	1,144

Total depreciation, amortization and accretion	$18,232	$19,334	$24,127

(1)	Accretion expense in 2012 includes $29,000 for software operations.

Property and Equipment — The largest component of depreciation expense for wireless operations relates to the depreciation of certain of our paging equipment assets. The primary component of these assets are transmitters. For the years ended December 31, 2012, 2011 and 2010, $1.9 million, $3.3 million, and $8.0 million, respectively, of total wireless operations’ depreciation expense related to these assets. The components of depreciation expense for software operations relate primarily to computer equipment and leasehold improvements which were $0.8 million and $0.3 million, respectively, for the years ended December 31, 2012 and 2011.

Transmitter assets are grouped into tranches based on our transmitter decommissioning forecast and are depreciated using the group life method on a straight-line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. The expected useful life is based on our forecasted usage of those assets and their retirement over time and aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.

Depreciation expense for these assets is subject to change based upon revisions in the timing of our long-range planning and network rationalization process. During the fourth quarter of 2012, we completed a review of the estimated useful life of our transmitter assets (that are part of paging and computer equipment.) This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2016 to 2017. This change has resulted in a revision of the expected future depreciation expense for the transmitter assets beginning in the fourth quarter of 2012. We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

The extension of the depreciable life qualifies as a change in accounting estimate. In the fourth quarter of 2012, depreciation expense was approximately $0.1 million less than it would have been had the depreciable life not been extended.

Asset Retirement Obligations — Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and nine years. At December 31, 2011, asset retirement costs were $1.9 million. In 2012, we reduced the asset retirement costs by a net $0.4 million partially offset by $0.2 million in fully depreciated asset retirement costs. At December 31, 2012, asset retirement costs were $1.7 million. The asset retirement cost net reduction in 2012 decreased paging equipment assets which are being depreciated over the related estimated lives of 12 to 60 months.

Depreciation, amortization and accretion for the years ended December 31, 2012, 2011 and 2010 included a benefit of $1.1 million and $1.1 million and an expense of $0.1 million, respectively, related to depreciation of these asset retirement costs. The benefit in depreciation expense in 2012 was primarily due to net reductions to the asset retirement costs made in the fourth quarter of 2011 and the third quarter of 2012. The benefit in depreciation expense in 2011 was primarily due to net reductions to the asset retirement costs made in the fourth quarter of 2010 and the third quarter of 2011.

The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date.

The components of the changes in the asset retirement obligation liability balances for the periods stated were as follows:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2011	$2,027	$8,194	$10,221
Accretion	103	704	807
Amounts paid	(2,040)	—	(2,040)
Reductions recorded	(161)	(476)	(637)
Reclassifications	865	(865)	—

Balance at December 31, 2011	$794	$7,557	$8,351

Accretion	62	676	738
Amounts paid	(767)	—	(767)
Reductions recorded	(35)	(351)	(386)
Reclassifications	325	(325)	—

Balance at December 31, 2012	$379	$7,557	$7,936

At December 31, 2012 and 2011, accrued other liabilities included $0.4 million and $0.8 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of transmitters in operation; other long-term liabilities included $7.6 million, related primarily to an estimate of the costs of deconstructing assets through the terminal date. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date.

The long-term cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $9.0 million. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2012 - December 31 Additions(1) and Incremental Estimates	10.60%
2012 - September 30 - Incremental Estimates(2)	12.14%
2012 - January 1 through September 30 - Additions(1)	10.77%
2011 - December 31 Additions(1) and Incremental Estimates	10.77%
2011 - September 30 - Incremental Estimates(2)	12.17%
2011 - April 1 through September 30 - Additions(1)	11.50%
2011 - January 1 through March 31 - Additions(1)	12.46%
2010 - December 31- Incremental Estimates	12.46%
2010 - September 30 - Incremental Estimates(2)	12.18%
2010 - July 1 through December 31 - Additions(1)	12.46%
2010 - January 1 through June 30 - Additions(1)	11.78%

(1)	Transmitters moved to new sites resulting in additional liability.
(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2012, 2011 and 2010 included $0.7 million, $0.8 million and $1.1 million, respectively, for accretion expense on the asset retirement obligation liabilities.

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

Amortizable Intangible Assets and Goodwill — Other intangible asset for wireless operations consists of a covenant to non-compete with a former executive which is being amortized over a three year period. Other intangible assets for software operations were recorded at fair value on the date of acquisition and are being amortized over two to fifteen years. We recorded an impairment charge of $3.4 million to the contract-based intangible assets (non compete agreements) for our software operations for the year ended December 31, 2012 and no impairment of amortizable intangible assets was recorded for the same period in 2011.

The gross carrying amount of amortizable intangible assets for the wireless operations was $0.4 million and $0.4 million, respectively, and $41.5 million and $43.6 million, respectively, for software operations at December 31, 2012 and 2011. The accumulated amortization for wireless operations was $0.3 million and $0.2 million, respectively, and $11.3 million and $5.0 million, respectively, for software operations at December 31, 2012 and 2011.

The net consolidated balance of amortizable intangible assets consisted of the following at December 31, 2012 and 2011 (excluding purchased subscriber lists and purchased Federal Communications Commission licenses which were fully amortized as of December 31, 2011):

		As of December 31,
		2012			2011
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(4,584)	$20,418	$25,002	$(2,083)	$22,919
Acquired technology	2 - 4	8,452	(3,911)	4,541	7,083	(1,674)	5,409
Non-compete agreements	3 - 5	2,800	(2,431)	369	6,182	(1,138)	5,044
Trademarks	15	5,702	(697)	5,005	5,702	(317)	5,385

Total amortizable intangible assets		$41,956	$(11,623)	$30,333	$43,969	$(5,212)	$38,757

Aggregate amortization expense for other intangible assets for the years ended December 31, 2012, 2011 and 2010 was $6.4 million, $5.3 million and $0.7 million, respectively. The significant increase in amortization expense beginning in 2011 was due to the increase in intangible assets associated with the acquisition of the software operations.

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the year ending December 31,:
2013	$4,965
2014	4,866
2015	3,588
2016	3,013
2017	2,880
Thereafter	11,021

Total	$30,333

Goodwill at December 31, 2012 and 2011 was $133.0 million and $130.9 million, respectively, which is all attributed to our software operations. During 2012, we increased goodwill by $2.1 million due to the acquisition of certain assets and technology from IMCO (See Note 3). Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. (See Note 1 for a discussion of our accounting policy relating to goodwill impairment.)

We did not record any impairment of goodwill for the years ended December 31, 2012, 2011 or 2010.

5.    Deferred Revenue

Deferred revenue at December 31, 2012 was $27.9 million for the current portion and $0.7 million for the non-current portion. The restated deferred revenue at December 31, 2011 was $23.9 million for the current portion and $0.6 million for the non-current portion. Deferred revenue at December 31, 2012 primarily consisted of unearned maintenance, software license and professional services revenue and customer deposits for installation services. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. Customer deposits for installation represented a contractual liability to provide installation and training services for which payments have been received. At December 31, 2012, we had received $2.1 million in customer deposits for future installation services. We will recognize revenue when the service or software is provided or otherwise meets our revenue recognition criteria.

The following table outlines the expected future recognition of deferred revenue at December 31, 2012:

(Dollars in thousands)
For the quarter ending:
March 31, 2013	$10,902
June 30, 2013	7,400
September 30, 2013	5,218
December 31, 2013	4,376
Thereafter	693

Total	$28,589

6.    Long-term Debt

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

Borrowings under this facility are secured by a lien on substantially all of our existing assets, interests in assets and proceeds owned or acquired by us.

On April 6, 2012, we repaid the remaining $3.3 million that was outstanding under the Amended Credit Agreement. As of December 31, 2012, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for an outstanding LOC (see Note 9). The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement.

We are exposed to changes in interest rates should we have borrowings under the Amended Credit Agreement. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of December 31, 2012.

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

7.    Stockholders’ Equity

General

Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

At December 31, 2012 and 2011, we had no stock options outstanding.

At December 31, 2012 and December 31, 2011, there were 21,701,353 and 22,108,233 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

Cash Distributions/Dividends to Stockholders — The following table details information on our cash distributions for each of the three years ended December 31, 2012. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2012, 2011 and 2010 include previously declared cash distributions on RSUs and shares of vested restricted stock issued under the 2004 and 2012 USA Mobility, Inc. Equity Incentive Plans (“Equity Plans”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment(1)
						(Dollars in thousands)
2010	February 24	March 17	March 31	$0.250
	May 5	May 20	June 25	0.250
	July 28	August 19	September 10	0.250
	November 3	November 18	December 10	1.250	(2)

	Total			2.000		$44,234

2011	February 23	March 17	March 31	0.250
	May 4	May 20	June 24	0.250
	July 27	August 19	September 9	0.250
	October 26	November 18	December 9	0.250

	Total			1.000		$22,121

2012	February 22	March 16	March 30	0.250
	May 3	May 18	June 24	0.250
	July 30	August 17	September 9	0.125	(3)
	November 1	November 16	December 7	0.125

	Total			0.750		$16,512

Total				$3.750		$82,867

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.
(2)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.
(3)	On July 30, 2012, our Board of Directors reset the quarterly cash distribution rate to $0.125 per share of common stock from $0.25 per share of common stock.

On February 20, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 15, 2013, and a payment date of March 29, 2013. This cash dividend of approximately $2.7 million was paid from available cash on hand.

Common Stock Repurchase Program — On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. As discussed below, this program has been extended. Credit Suisse Securities (USA) LLC administers such purchases. We used available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.

The Company’s stock repurchase program has been extended at various dates between 2009 through 2012 by our Board of Directors. On July 24, 2012, our Board of Directors approved a fifth supplement to the common stock repurchase program effective August 1, 2012 which reset the repurchase authority to $25.0 million as of August 1, 2012 and extended the purchase period through December 31, 2013. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.

For the year ended December 31, 2012, we purchased 712,173 shares of our common stock under the repurchase program for approximately $8.0 million (excluding commissions). From the inception of the program in August 2008 through December 31, 2012, we have repurchased a total of 6,268,504 shares of our common stock for approximately $59.8 million (excluding commissions). There was approximately $17.0 million of common stock repurchase authority remaining under the program as of December 31, 2012.

Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.

Common stock purchased in 2012, 2011 and 2010 (including the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Total Number of Shares Purchased		Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2) (Dollars in thousands)
2010
March 31,	390,065	(3)	$12.56	364,407	$20,391
June 30,	176,839		12.76	176,839	18,135
September 30,	156,522		12.78	156,522	16,135
December 31,	—		—	—	16,135

Total for 2010	723,426		$12.65	697,768

2011
March 31,	20,027	(4)	$15.21	—	16,135
June 30,	—		—	—	16,135
September 30,	—		—	—	16,135
December 31,	—		—	—	16,135

Total for 2011	20,027		$15.21	—

2012
March 31,	21,657	(5)	$14.10		16,135
June 30,	—		—		16,135
September 30,	434,982		11.30	434,982	20,085
December 31,	277,191		11.26	277,191	16,964

Total for 2012	733,830		$11.37	712,173

Total	1,477,283		$12.05	1,409,941

(1)	Average price paid per share excludes commissions.
(2)

On July 31, 2008, our Board of Directors approved a program for us to repurchase up to $50.0 million of our common stock in the open market during the twelve month period commencing on or about August 5, 2008. Our Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, our Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, our Board of Directors approved a supplement to a program for us to repurchase our common stock in the open market effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010. On December 6, 2010, our Board of Directors approved another supplement effective January 3, 2011 which reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011. During the first quarter of 2011, our Board of Directors temporarily suspended the program. On July 24, 2012, our Board of Directors approved an additional supplement to the common stock repurchase program effective August 1, 2012 which reset the repurchase authority to $25.0 million as of August 1, 2012 and extended the purchase period through December 31, 2013.

(3)

The total number of shares purchased includes 25,658 shares purchased from our President and Chief Executive Officer (“CEO”) at a price of $11.26 per share in payment of required tax withholdings for common stock issued in March 2010 under the 2009 Short-Term Incentive Plan (“STIP”).

(4)	The total number of shares purchased were from our CEO at a price of $15.21 per share in payment of required tax withholdings for common stock issued in March 2011 under the 2010 STIP.
(5)	The total number of shares purchased were from our CEO at a price of $14.10 per share in payment of required tax withholdings for common stock issued in March 2012 under the 2011 STIP.

Additional Paid-in Capital — Additional paid-in capital was $125.2 million and $131.6 million at December 31, 2012 and 2011, respectively. The decrease in 2012 of $6.4 million was due primarily to the common stock repurchase program, partially offset by the amortization of stock based compensation (net of benefits recorded for forfeitures and modification under the 2011 Long-Term Incentive Program (“LTIP”)) and a net issuance of common stock under the 2011 STIP to our CEO.

Net Income per Common Share — Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock using the “treasury stock” method plus the effect of outstanding RSUs, which are treated as contingently issuable shares. For the year ended December 31, 2012, 712,173 shares of common stock were repurchased under our common stock repurchase program and were retired and excluded from our reported outstanding share balance as of December 31, 2012. During the first quarter of 2012, we acquired a total of 21,657 shares of our common stock from our CEO in payment of required tax withholdings for the common stock awarded on March 2, 2012 related to the 2011 STIP. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of December 31, 2012. As of December 31, 2012, RSUs awarded under the 2009 LTIP vested and these RSUs increased the reported outstanding share balance as of December 31, 2012. These RSUs will be converted to common stock and will be issued to the eligible participants in 2013. The components of basic and diluted net income per common were as follows for the periods stated:

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010
	(Dollars in thousands, except share and per share amounts)
Net income	$26,984	$83,786	$77,898

Weighted average shares of common stock outstanding	21,924,748	22,083,942	22,265,961
Dilutive effect of restricted stock and RSUs	472,839	425,066	301,069

Weighted average shares of common stock and common stock equivalents	22,397,587	22,509,008	22,567,030

Net income per common share
Basic	$1.23	$3.79	$3.50

Diluted	$1.20	$3.72	$3.45

USA Mobility, Inc. Equity Incentive Plan

We established the USA Mobility, Inc. Equity Incentive Award Plan (the “2004 Equity Plan”) in connection with and prior to the November 2004 merger of Arch and Metrocall. Under the 2004 Equity Plan, we had the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of the Board of Directors in the form of shares of common stock, stock options, restricted stock, RSUs or stock grants. Restricted stock granted under the 2004 Equity Plan entitled the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors. RSUs are generally convertible into shares of common stock pursuant to the Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied. The fair value of each restricted stock unit is the market price of our common stock on the date of grant.

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

(2)

Pursuant to his employment agreement, our CEO received 50 percent of his STIP award in our common stock. In relation to his 2009 STIP award, on March 4, 2010 our CEO received 60,799 shares of common stock based on the closing stock price on February 26, 2010 of $11.26 per share. In relation to his 2010 STIP award, on March 4, 2011 our CEO received 47,455 shares of common stock based on the closing stock price on February 25, 2011 of $15.21 per share. In relation to his 2011 STIP award, on March 2, 2012 our CEO received 51,319 shares of common stock based on the closing stock price on February 24, 2012 of $14.10 per share.

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

Awards under the 2012 Equity Plan may be in the form of stock options, restricted stock, RSUs, performance awards (a cash bonus award, a stock bonus award, a performance award or an incentive award that is paid in cash), dividends equivalents, stock payment awards, deferred stock, deferred stock units, or stock appreciation rights.

The following table summarizes the activities under the 2012 Equity Plan from May 16, 2012 through December 31, 2012:

Activity
Equity securities approved	1,300,000
Transfer of: Equity securities available under the 2004 Equity Plan	894,986
Add: Equity securities forfeited by eligible employees under the 2011 LTIP	101,294
Less: Equity securities awarded to eligible employees 2011 LTIP(1)	(122,673)
Less: Equity securities granted to non-executive members of the Board of Directors	(9,347)

Total equity securities available at December 31, 2012	2,164,260

(1)

On July 1, 2012, our Board of Directors approved an additional award of 36,795 shares of RSUs under the 2011 LTIP to two employees of Amcom based on the closing stock price on June 29, 2012 of $12.86 per share. On September 12, 2012, our Board of Directors awarded 6,664 RSUs to an employee of Amcom based on the closing stock price on September 11, 2012 of $11.75 per share. On September 19, 2012, our Board of Directors awarded 50,598 RSUs to an employee of Amcom based on the closing stock price on September 18, 2012 of $11.85 per share. On October 15, 2012, our Board of Directors awarded 18,221 RSUs to an employee of Amcom based on the closing stock price on October 12, 2012 of $11.66 per share. On November 1, 2012, our Board of Directors awarded 4,901 RSUs to an employee of Amcom based on the closing stock price on October 31, 2012 of $11.05 per share. On November 14, 2012, our Board of Directors awarded 5,494 RSUs to an employee of Amcom based on the closing stock price on November 13, 2012 of $10.86 per share.

2009 LTIP. On January 6, 2009, our Board of Directors approved a long-term incentive program (over a 48 month vesting period) that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during our 2012 calendar year and continued employment with the Company. RSUs were granted under the 2004 Equity Plan pursuant to a Restricted Stock Unit Agreement based upon the closing price per share of our common stock on January 15, 2009 of $12.01. Our Board of Directors awarded 329,416 RSUs to certain eligible employees and also approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the Equity Plan) or on or after the third business day following the day that we file our 2012 Annual Report on Form 10-K (“2012 Annual Report”) with the SEC but in no event later than December 31, 2013.

Any unvested RSUs granted under the Equity Plan and the related cash dividends were forfeited when the participant terminated employment with USA Mobility. As of December 31, 2012 a total of 80,104 RSUs have been forfeited offset by grants of 9,418 RSUs resulting in an outstanding balance of 258,730 RSUs. There were no forfeitures or additional grants during the year ended December 31, 2012.

We used the fair-value based method of accounting for the 2009 LTIP and amortized $3.1 million to expense over the 48-month vesting period. A total of $0.9 million, $0.7 million and $0.6 million was included in stock based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively, in relation to the 2009 LTIP.

Also on January 6, 2009, we provided for long-term cash performance awards to the same eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards was 48 months upon attainment of the established performance goals and would be paid on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan); or on or after the third business day following the day that we file our 2012 Annual Report with the SEC but in no event later than December 31, 2013.

We recognized $3.0 million to expense over the 48-month vesting period. A total of $0.9 million, $0.7 million and $0.6 million was included in payroll and related expense for the years ended December 31, 2012, 2011 and 2010, respectively, for these long-term cash performance awards. Any unvested long-term cash performance awards were forfeited when the participant terminated employment with USA Mobility.

On December 31, 2012 the cash and equity awards under the 2009 LTIP vested. The Company expects to convert 258,730 RSUs into shares of common stock under the 2004 Equity Plan and pay the cumulative cash dividends and interest earned on the RSUs to the participants after we file our 2012 Annual Report with the SEC. The cash awards are expected to be paid to the participants at that time as well.

2011 LTIP – Software Operations. On March 15, 2011, our Board of Directors adopted a long-term incentive program (over a 45 month vesting period) that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals established by our Board of Directors for our revenue and operating cash flows (including software operations) during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. As it relates to software operations, the performance period is considered as April 1, 2011 through December 31, 2014. Our Board of Directors approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for RSUs granted before May 16, 2012 or the 2012 Equity Plan for grants on or after May 16, 2012) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs awarded under the 2011 LTIP and the related cash dividends are forfeited if the participant terminates employment with USA Mobility.

On April 7, 2011, our Board of Directors granted 211,587 RSUs to certain eligible employees in our software operations under the 2004 Equity Plan pursuant to a Restricted Stock Agreement. The grant date fair value was $3.0 million (net of estimated forfeitures) based upon the closing price per share of our common stock of $15.68. During the second quarter of 2012, 101,294 RSUs and the related cash dividends were forfeited by two former executives with a related fair value of $1.4 million (net of estimated forfeitures). The following table details additional awards under the 2011 LTIP through the year ended December 31, 2012 for the software operations:

For the three months ended	Number of RSUs Awarded	Grant Date	Closing Price Per Share on Grant Date	Grant Date Fair Value of RSUs Awarded (net of estimated forfeitures)
September 30, 2012:
	36,795	July 2	$13.26	$439,112
	6,664	September 12	$11.85	$71,072
	50,598	September 19	$12.00	$546,458
December 31, 2012:
	18,221	October 15	$11.30	$185,308
	4,901	November 1	$11.12	$49,049
	5,494	November 14	$10.78	$53,303

The outstanding RSUs under the 2011 LTIP as of December 31, 2012 were 232,966 RSUs. As of December 26, 2012, the total unrecognized compensation cost related to these non-vested awards was $2.0 million (net of estimated forfeitures) and the average period over which the cost is expected to be recognized is 24 months.

On December 27, 2012, our Board of Directors approved a modification to the 2011 LTIP performance goals for revenue and operating cash flows during the performance period as the original award was not expected to vest. This modification affected 18 eligible employees in the software operations. As a result of reversing previously recognized compensation expense and recording compensation for the new award, the Company recognized a benefit to stock based compensation expense resulting from the modification of $0.2 million. We use the fair-value based method of accounting for the 2011 LTIP and will amortize the remaining $1.6 million of the grant date fair value (net of estimated forfeitures) over the remaining 24 months.

On January 1, 2013, 2,781 RSUs under the 2011 LTIP were forfeited due to the departure of a former executive in the software operations with a related fair value of $34,000 (net of estimated forfeitures). On January 22, 2013 and effective for January 1, 2013, our Board of Directors awarded 20,676 RSUs to certain eligible employees in the software operations. The grant date fair value of the RSUs is $0.2 million (net of estimated forfeitures) and the RSUs will be amortized over 24 months.

A total of $0.1 million and $0.6 million was included in stock based compensation expense for the years ended December 31, 2012 and 2011, respectively, in relation to the 2011 LTIP. In addition to the benefit noted above for the modification of $0.2 million, stock based compensation expense for the year ended December 31, 2012 included a net benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations.

2011 LTIP – Wireless Operations. On January 22, 2013 (the grant date) and effective for January 1, 2013, our Board of Directors awarded 253,739 RSUs to certain eligible employees in the wireless operations under the 2011 LTIP. The Board of Directors granted these RSUs under the 2012 Equity Plan pursuant to a Restricted Stock Agreement. The grant date fair value of the RSUs is $2.7 million (net of estimated forfeitures) and the RSUs will be amortized over 24 months with a vesting date of December 31, 2014.

Board of Directors Compensation. On August 1, 2007, for periods of service beginning on July 1, 2007, our Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the 2004 Equity Plan or the 2012 Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock will be granted quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director will receive $40,000 per year of restricted stock ($50,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for restricted stock granted before May 16, 2012 or the 2012 Equity Plan for grants on or after May 16, 2012) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors will be entitled to cash compensation of $40,000 per year ($50,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

The following table details information on the restricted stock awarded to our non-executive directors during the three years ended December 31, 2012:

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Granted	Restricted Stock Vested	Vesting Date	Restricted Stock Granted and Outstanding	Cash Dividends Paid(2)
December 31, 2009	January 2, 2010	$11.01	4,767	(4,767)	January 3, 2011	—	$9,534
March 31, 2010	April 1, 2010	12.67	4,143	(4,143)	April 1, 2011	—	8,286
June 30, 2010	July 1, 2010	12.92	4,063	(4,063)	July 1, 2011	—	8,126
September 30, 2010	October 1, 2010	16.03	3,276	(3,276)	October 1, 2011	—	6,552
December 31, 2010	January 3, 2011	17.77	2,955	(2,955)	January 2, 2012	—	2,955
March 31, 2011	April 1, 2011	14.48	3,627	(3,627)	April 2, 2012	—	3,627
June 30, 2011	July 1, 2011	15.26	3,439	(3,439)	July 2, 2012	—	3,439
September 30, 2011	October 3, 2011	13.20	3,979	(3,979)	October 1, 2012	—	3,482
December 31, 2011	January 3, 2012	13.87	3,785	—	January 2, 2013	3,785	—
March 31, 2012	April 2, 2012	13.93	3,769	—	April 1, 2013	3,769	—
June 30, 2012	July 2, 2012	12.86	4,084	—	July 1, 2013	4,084	—
September 30, 2012	October 1, 2012	11.87	5,263	—	October 1, 2013	5,263	—

Total			47,150	(30,249)		16,901	$46,001

(1)	The quarterly restricted stock granted is based on the price per share of our common stock on the last trading day prior to the quarterly grant date.
(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors at vesting. Grants of shares of restricted stock made after May 16, 2012 will reduce the number of shares eligible for future issuance under the 2012 Equity Plan.

We use the fair-value based method of accounting for the equity awards. A total of $0.2 million was included in stock based compensation expense for each of the years ended December 31, 2012, 2011 and 2010, respectively, in relation to the restricted stock granted to our non-executive directors.

The following table details information on the cash distributions earned relating to the restricted stock issued to our non-executive directors for the three years ended December 31, 2012:

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
2010	February 24	March 17	March 31	$0.250	$4,666
	May 5	May 20	June 25	0.250	4,276
	July 28	August 19	September 10	0.250	4,263
	November 3	November 18	December 10	1.250	20,311

				2.000	33,516

2011	February 23	March 17	March 31	0.250	3,609
	May 4	May 20	June 24	0.250	3,480
	July 27	August 19	September 9	0.250	3,324
	October 26	November 18	December 9	0.250	3,500

				1.000	13,913

2012	February 22	March 16	March 30	0.250	3,708
	May 3	May 18	June 22	0.250	3,743
	July 30	August 17	September 7	0.125	1,952
	November 1	November 16	December 7	0.125	2,113

				0.750	11,516

Total				$3.750	$58,945

The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Year Ended December 31,
Equity Awards	2012	2011	2010
	(Dollars in thousands)
2009 LTIP	$897	$733	$607
2011 LTIP	117	587	—
Board of Directors Compensation	210	210	210

Total stock based compensation	$1,224	$1,530	$817

8.    Income Taxes

The significant components of our income tax expense (benefit) attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010
	(Dollars in thousands)
Income before income tax expense (benefit)	$46,063	$57,525	$60,000

Current:
Federal tax	$(144)	$(39)	$(77)
State tax	1,179	1,798	294
Foreign tax	4	24	—

	1,039	1,783	217

Deferred:
Federal tax	18,378	(28,252)	(17,185)
State tax	296	45	(930)
Foreign tax	(634)	163	—

	18,040	(28,044)	(18,115)

Total income tax expense (benefit)	$19,079	$(26,261)	$(17,898)

The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and our effective tax rate:

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal tax benefit	3.4%	3.6%	4.1%
State law changes	0.3%	0.3%	0.8%
Acquisition transaction costs	—	1.6%	—
Interest on income tax refunds	(0.1%)	—	(0.1%)
Change in valuation allowance	1.4%	(87.3%)	(69.9%)
Other	1.4%	1.1%	0.3%

Effective tax rate	41.4%	(45.7%)	(29.8%)

The net deferred income tax assets at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011 (As Restated)
	(Dollars in thousands)
Current:
Net deferred income tax asset	$13,037	$21,631
Valuation allowance	(9,122)	(13,126)

	3,915	8,505

Long-term:
Net deferred income tax asset	150,840	157,309
Valuation allowance	(109,601)	(102,620)

	41,239	54,689

Total deferred income tax assets	$45,154	$63,194

The deferred income tax assets at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011 (As Restated)
	(Dollars in thousands)
Net operating losses and tax credits	$147,710	$163,010
Property and equipment	12,988	13,292
Accruals and accrued loss contingencies	9,602	9,442

Gross deferred income tax assets	170,300	185,744

Deferred income tax liabilities:
Prepaid expenses	(497)	(364)
Other	(2)	(75)
Intangible assets	(5,924)	(6,365)

Gross deferred income tax liabilities	(6,423)	(6,804)

Net deferred income tax assets	$163,877	$178,940
Valuation allowance	(118,723)	(115,746)

Total deferred income tax assets	$45,154	$63,194

Current State Income Tax Provision — The current state income tax expense for 2012 decreased from the 2011 state income tax expense by $0.6 million. This is due primarily to the decline in taxable income which parallels the decline in income before taxes of approximately $11.5 million.

Net Operating Losses — As of January 1, 2013, we had approximately $391.6 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Of this amount, approximately $56.5 million is limited by an Internal Revenue Code (“IRC”) Section 382 (“IRC Section 382”) limitation. The IRC Section 382 limited NOLs may be used at a rate of $6.1 million per year. The remainder of our Federal NOLs carryforwards of $335.1 million is not subject to a limitation. The IRC Section 382 limited NOLs that will fully expire on December 31, 2021, and the unlimited NOLs that begin expiring in 2023 and will fully expire in 2029. We have foreign NOLs available for future years of approximately $0.2 million which do not expire and foreign tax credits of $0.5 million.

Valuation Allowance — We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, by considering the adequacy of future taxable income from all sources. This assessment is required to determine whether based on all available evidence, it is “more likely than not” (which means a probability of greater than 50%) that all or some portion of the deferred income tax assets will be realized in future periods. The deferred income tax asset valuation allowance balances at December 31, 2012 and 2011 were $118.7 million and $115.7 million, respectively. (Included in this amount was approximately $0.7 million for foreign operations at December 31, 2011.) These balances reduce the deferred income tax assets to their estimated recoverable amounts which at December 31, 2012 and 2011 represented 27.6% and 35.3%, respectively, of the deferred income tax assets. The decrease in the percentage of recoverable deferred income tax assets in 2012 reflects updated estimates of our expected benefits from such assets based on the forecasted results for the wireless and software operations.

During 2011, the decline in wireless operations’ revenue and subscribers was less than our earlier expectations. We evaluated this development and also the projected increase in consolidated taxable income due to the Amcom acquisition in 2011 and we reduced the 2011 valuation allowance by approximately $55.2 million.

During 2012, based on our revised long range plan, we concluded that the valuation allowance should be increased by approximately $3.0 million. This change is largely due to an increase in the Section 382 limited NOLs, which is recorded as a deferred income tax asset. The net effect of this adjustment on the income tax provision is an increase of approximately $0.7 million.

We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our wireless and software operations. The wireless operations have experienced a continuing decline in revenues and taxable income as subscribers switch to other communication solutions. The software operations have been impacted by the economic slowdown of the past several years resulting in customers deferring or delaying purchases. The wireless and software forecasts of taxable income are not sufficient to result in the full realization of our deferred income tax assets.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.

As of December 31, 2012 and 2011, there were no uncertain income tax positions. During 2012 and 2011 we had no liability for unrecognized tax benefits.

Income Tax Audits — Our Federal income tax returns have been examined by the IRS through December 31, 2008. The audits of the Federal returns for the years ended 2005 through 2008 resulted in no changes. The IRS audited Amcom’s 2009 Federal tax return (pre-acquisition) with no changes. The 2009, 2010 and 2011 income tax returns of the Company have not been audited by the IRS and are within the statute of limitations (“SOL”).

We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOLs for those states with a three year SOL is open for calendar years ending 2009 through 2012, and for the four year SOL states, the SOL is open for years ending from 2008 through 2012.

9.    Commitments and Contingencies

Contractual Obligations — We incurred significant commitments and contractual obligations as of December 31, 2012 as outlined below.

In September 2012, we signed a contract with a vendor for telecommunication services with a two-year term. We have a remaining contractual obligation of $0.2 million.

In May 2012, we contracted with a managed service-hosting provider for certain computer support services over a three-year contract term. We have a remaining contractually obligation of $0.4 million.

In April 2008, we amended an existing contract with a vendor for invoice processing services over a three-year contract term. This contract automatically renewed annually, thereafter. We have a remaining contractual obligation of $0.2 million, including both fixed and variable components based on units in service.

In November 2009, we entered into an agreement with a vendor for our headquarters office space. The office lease commenced in April 2010. The total rent expense is estimated to be approximately $1.4 million, which includes $0.4 million for lease incentives for a five-year lease term. We have a remaining commitment of $0.7 million as of December 31, 2012.

In October 2010, we entered into an agreement with a vendor for certain satellite services over a three-year contract term. In March 2012, we signed an amendment to cover additional satellite services. In December 2012, we further amended the agreement with additional services, term and conditions. We have a remaining commitment of $1.0 million.

In October 2010, we amended an existing contract with another vendor for satellite service with an annual renewal. The annual cost is $0.5 million.

In December 2011 and effective for February 2012, we contracted with a provider for network maintenance services over a three-year contract term. The contract includes a fixed per site cost based on the number of transmitters, which can be adjusted with a 90 day notice. We have a minimum commitment with this vendor of $0.1 million.

In June 2011, we amended an existing contract with a vendor for office space in Plano, Texas. The amendment commenced in October 2011. The total rent expense is estimated to be approximately $2.5 million, which includes $0.2 million for rent abatements for a five-year lease term. We have a remaining commitment of $2.1 million as of December 31, 2012.

Our software operations have agreements and commitments with vendors for office space in Minnesota, New York, New Hampshire, Florida and Australia. The remaining commitments for the office lease are as follows: Minnesota of $3.6 million through February 2019; New York of $0.7 million through April 2014; New Hampshire of $1.0 million through June 2017; Florida of $0.4 million through June 2016; and Australia of $0.4 million through July 2016.

Other Commitments — We also have various LOCs outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits of $0.1 million related to the LOCs are included within other assets on the consolidated balance sheets.

During the third quarter of 2012, we established a one year $0.2 million LOC for an international sale. This LOC has reduced our available borrowing capacity under our Amended Credit Agreement.

Legal Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”),

and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The Plaintiffs are seeking damages of $21.0 million jointly and severally from the Defendants.

We are fully insured for these damages and our defense against this claim has been assumed by the insurance carrier who has designated legal counsel to handle this lawsuit on our behalf. We do not expect the monetary settlement of this lawsuit, if any, would have a material impact on our financial condition or statement of income. As of April 15, 2013, the Company is still pursuing settlement negotiations with the plaintiffs; however, the case is now in the discovery phase.

Operating Leases — We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.

Future minimum lease payments under non-cancelable operating leases at December 31, 2012 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2013	$7,688
2014	5,362
2015	3,848
2016	2,945
2017	1,565
Thereafter	2,868

Total	$24,276

These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as accrued other and other long-term liabilities on the consolidated balance sheets.

Total rent expense under operating leases for the years ended December 31, 2012, 2011 and 2010, was approximately $20.4 million, $26.1 million and $36.1 million, respectively.

Interconnection Commitments — A series of decisions by the Federal Communications Commission (“FCC”) and related amendments to interconnection agreements with local exchange carriers (“LECs”) have largely resolved the uncertainty and liability exposure once faced by the Company with respect to interconnection commitments. Specifically, FCC rules now make clear that we are not required to pay reciprocal compensation or switched access charges to LECs. Although we are required under certain interconnection agreements to pay “transit charges” – i.e., charges for telecommunications traffic that originates on a third-party carrier’s network and traverses the network of a LEC with which we interconnect – we pay immaterial amounts for such transit services and make the required payments as billed in the ordinary course of business. We have only one live billing dispute with a LEC relating to transit charges, and the amount in dispute is immaterial. As a result, any liability to which we are exposed as a result of outstanding charges for transit service (including service charges and late fees) is not material.

Indemnification — We and certain of our subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of our present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid under the terms of the policy. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is immaterial. Therefore, we have not recorded a liability for these agreements as of December 31, 2012 and 2011, respectively.

Our services and product sales agreements typically include certain provisions that indemnify customers from claims of intellectual property infringement made by third parties arising from the use of our products. To date, we have not incurred and have not accrued for any costs related to such indemnification provisions.

10.    Employee Benefit Plans

USA Mobility, Inc. Savings and Retirement Plan — The USA Mobility, Inc. Savings and Retirement Plan (the “Plan”), is open to all USA Mobility employees working a minimum of twenty hours per week with at least thirty days of service. The Plan qualifies under Section 401(k) of the IRC. Under the Plan, participating employees may elect to voluntarily contribute a percentage of their qualifying compensation on a pretax or after-tax basis up to the annual maximum amounts established by the IRC. USA Mobility, Inc. matches 50% of the employee’s contribution, up to 5% of each participant’s gross salary per pay period, or 50% of the employee’s annualized contribution up to $2,500, whichever is greater. There is a per-pay-period match on the 5% component and an end-of-year true up on the $2,500 component. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours or more. Other than the employer match as discussed above, profit sharing contributions are discretionary. Effective January 1, 2012, the Amcom Software, Inc. 401(k) Plan was merged into the Plan, and all qualified Amcom employees are eligible to participate in the Plan as noted above. Matching contributions under the Plan were approximately $1.1 million for both wireless and software operations for the year ended December 31, 2012 and $0.6 million for each of the years ended December 31, 2011 and 2010 for wireless operations. From March 3, 2011 through December 31, 2011, software operations’ employees were covered under the Amcom Software, Inc. 401(k) Plan and the matching contribution during this period was $0.3 million.

USA Mobility, Inc. Severance Pay Plan — The USA Mobility, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with USA Mobility as defined. Eligible terminated employees will receive two weeks of compensation for each completed year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. We maintain a substantially similar type of severance pay plan for executive employees at and above the level of vice-president. At December 31, 2012 and 2011, the accrued severance and restructuring liability included $2.6 million and $2.0 million, respectively, associated with these plans (see Note 15).

11.    Stock Based Compensation

Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense for software operations for the year ended December 31, 2012 included a benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives and $0.2 million for the modification of the 2011 LTIP. Stock based compensation expense for wireless operations for the year ended December 31, 2010 also included a benefit of $0.2 million for forfeitures under the 2009 LTIP associated with the departure of a former executive. The following table reflects the statement of income line items for stock based compensation expense for the periods stated:

	For the Year Ended December 31,
Operating Expense Category	2012	2011	2010
	(Dollars in thousands)
Service, rental and maintenance	$25	$23	$24
Selling and marketing	72	65	73
General and administrative (1)	1,127	1,442	720

Total stock based compensation	$1,224	$1,530	$817

(1)	Software operations stock based compensation represented $0.1 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.

12.    Prepaid Expenses and Other

Prepaid expenses and other consisted of the following for the periods stated:

	December 31,
	2012	2011
		(As Restated)
	(Dollars in thousands)
Other receivables	$864	$1,282
Deposits	64	35
Prepaid insurance	551	534
Prepaid rent	297	230
Prepaid repairs and maintenance	698	662
Prepaid taxes	508	130
Prepaid commissions	1,510	1,213
Prepaid inventory	278	626
Prepaid expenses	605	527
Prepaid royalty	32	—

Total prepaid expenses and other	$5,407	$5,239

13.    Inventory

Inventory consisted primarily of third party hardware and software held for resale. We use the first in first out cost method. Included in inventory at December 31, 2011 was $0.2 million of labor costs associated with implementation services, software integration, and training services for contracts in progress as of December 31, 2011 related to our software operations. Such costs were recognized as expense in 2012, in the period the revenue was recognized. The consolidated balances consisted of the following for the periods stated:

	December 31,
	2012	2011
		(As Restated)
	(Dollars in thousands)
Purchased hardware and software, net	$3,257	$2,576
Work in process	—	175

Total inventory	$3,257	$2,751

14.    Other Assets

Other assets consisted of the following for the periods stated:

	December 31,
	2012	2011
	(Dollars in thousands)
Deposits	$318	$432
Prepaid royalty	140	—
Other assets	134	476

Total other assets	$592	$908

15.    Accrued Liabilities

Accrued Severance and Restructuring — At December 31, 2011, the balance for accrued severance and restructuring was as follows and represented activities for wireless operations only:

	January 1, 2011	Charges	Cash Paid	December 31, 2011
	(Dollars in thousands)
Severance costs	$2,733	$1,200	$(1,980)	$1,953
Restructuring costs	—	93	(93)	—

Total accrued severance and restructuring	$2,733	$1,293	$(2,073)	$1,953

Accrued severance and restructuring charges incurred in 2012 related to staff reductions in the wireless operations as we continue to match our employee levels with operational requirements and the staffing reductions in the software operations as part of its reorganization. At December 31, 2012, the balance for accrued severance and restructuring was as follows:

	January 1, 2012	Charges	Cash Paid	December 31, 2012
	(Dollars in thousands)
Severance costs	$1,953	$1,751	$(1,111)	$2,593
Restructuring costs	—	7	(7)	—

Total accrued severance and restructuring	$1,953	$1,758	$(1,118)	$2,593

The balance of accrued severance and restructuring will be paid during 2013.

Accrued Other — Accrued other consisted of the following for the periods stated:

	December 31,
	2012	2011
	(Dollars in thousands)
Asset retirement obligations	$379	$794
Accrued outside services	869	1,002
Accrued accounting and legal	653	462
Accrued recognition awards	294	320
Accrued interest	—	156
Accrued other	855	1,027
Deferred rent	88	117
Escheat liability	78	361
Lease incentive	87	110
Dividends payable—2009 LTIP	1,481	—
Royalty payable	111	—

Total accrued other	$4,895	$4,349

The issuance of common stock for vested RSUs awarded under the 2009 LTIP is expected to be made after the filing of our 2012 Form 10-K. Therefore, the related dividends payable (dividends payable—2009 LTIP) was reclassified from other long-term liabilities to accrued other in 2012 based on the expected payment in 2013. The royalty payable is for the estimated projected future earnout related to the IMCO acquisition.

16.    Other Long-Term Liabilities

Other long-term liabilities consisted of the following for the periods stated:

	December 31,
	2012	2011
	(Dollars in thousands)
Asset retirement obligations	$7,557	$7,557
Cash award—2009 LTIP	—	2,106
Dividends payable—LTIP	186	1,424
Escheat liability	926	387
Capital lease payable	53	—
Lease incentive	332	208
Deferred rent	341	448
State income tax	—	93
Royalty payable	394	—

Total other long-term liabilities	$9,789	$12,223

Cash award – 2009 LTIP was reclassified to accrued compensation and benefits from other long-term liabilities in 2012 since the award is expected to be paid after the filing of our 2012 Form 10-K. The RSUs awarded under the 2009 LTIP are also expected to be converted to common stock and issued at that time. Therefore, the related dividends payable was also reclassified in 2012 to accrued other from other long-term liabilities based on the anticipated issuance date. State income tax was reclassified to accrued taxes from other long-term liabilities in the first quarter of 2012 based on our assessment of the timing of payment of the liabilities. The royalty payable is for the estimated projected future earnout related to the IMCO acquisition.

17.    Related Parties

A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2012, 2011 and 2010, we paid to that entity $4.3 million, $7.8 million and $11.0 million, respectively, in site rent expenses for wireless operations that were included in service, rental and maintenance expenses.

Beginning in April 2012, a relative of our CEO is employed as COO at Teleperformance USA, Inc. (“TPUSA”), a third party provider of customer service support for our wireless operations. We paid TPUSA $2.6 million, $3.2 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, in outside service expenses for wireless operations that were included in general and administrative expenses. Our payments to TPUSA represent less than 1% of the consolidated revenue for TPUSA for the three years ended December 31, 2012. We have used the services of TPUSA since March 10, 2003, prior to the employment of the CEO’s relative.

18.    Segment Reporting

With the acquisition of Amcom on March 3, 2011, we currently have two reportable operating segments: a Wireless segment and a Software segment. These segments are operated and managed as strategic business units and are organized by products and services. We measure and evaluate our segments based on segment operating income, consistent with the chief operating decision makers’ assessment of segment performance.

Our segments and their principal activities consist of the following:

Wireless	Provides local, regional and nationwide one-way paging and advanced two-way messaging services and mobile voice and data services through third party providers.

Software	Provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and messaging.

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual STIP. That non-GAAP financial measure is operating cash flow (“OCF”) defined as earnings before interest, taxes, depreciation, amortization, accretion and impairment (“EBITDA”) less purchases of property and equipment (EBITDA is defined as operating income plus depreciation, amortization, accretion and impairment, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP.

The following table presents the key financial metrics of our segments for the periods stated:

	For the Year Ended December 31,
	2012	2011 (As Restated)	2010
	(Dollars in thousands)
Revenues:
Wireless	$168,405	$199,701	$233,254
Software	51,291	33,992	—

Total revenues	219,696	233,693	233,254

Operating expenses:
Wireless	115,056	139,319	176,075
Software	58,912	42,545	—

Total operating expenses	173,968	181,864	176,075

Operating income (loss):
Wireless	53,349	60,382	57,179
Software	(7,621)	(8,553)	—

Total operating income	$45,728	$51,829	$57,179

EBITDA (as defined by the Company):
Wireless	$64,516	$74,355	$81,306
Software	2,826	(3,192)	—

Total EBITDA	67,342	71,163	81,306

% of revenue	30.7%	30.5%	34.9%
Capital expenditures:
Wireless	9,746	7,788	8,738
Software	243	164	—

Total capital expenditures	9,989	7,952	8,738

% of revenue	4.5%	3.4%	3.7%
OCF (as defined by the Company):
Wireless	54,770	66,567	72,568
Software	2,583	(3,356)	—

Total OCF	$57,353	$63,211	$72,568

% of revenue	26.1%	27.0%	31.1%

Segment information for total assets is not presented as such information is not used in measuring segment performance or allocating resources among segments.

Below is a reconciliation of our non-GAAP measure for the periods stated:

	For the Year Ended December 31,
	2012	2011	2010
		(As Restated)
	(Dollars in thousands)
Operating income	$45,728	$51,829	$57,179
Plus: Depreciation, amortization, accretion and impairment	21,614	19,334	24,127

EBITDA (as defined by the Company)	67,342	71,163	81,306
Less: Purchases of property and equipment	(9,989)	(7,952)	(8,738)

OCF (as defined by the Company)	$57,353	$63,211	$72,568

19.    Quarterly Financial Results (Unaudited)

Quarterly financial statement line items impacted by the restatement are summarized in Note 2.

Quarterly financial information for the years ended December 31, 2012 and 2011 (as previously reported and as restated) is summarized below:

For the Year Ended December 31, 2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues	$56,735	$55,961	$55,116	$51,884
Operating income	14,257	13,810	13,047	4,614(1)
Net income	8,462	8,447	8,048	2,027(1)
Basic net income per common share(2)	0.38	0.38	0.37	0.09
Diluted net income per common share(2)	0.37	0.37	0.36	0.09

For the Year Ended December 31, 2011:	First Quarter (As Previously Reported)	Second Quarter (As Previously Reported)	Third Quarter (As Previously Reported)	Fourth Quarter (As Previously Reported)
	(Dollars in thousands except per share amounts)
Revenues	$57,335	$65,171	$61,470	$58,931
Operating income	13,376	16,163	16,190	13,930
Net income	40,651	18,595	10,447	18,946
Basic net income per common share(2)	1.84	0.84	0.47	0.86
Diluted net income per common share(2)	1.82	0.82	0.46	0.84

For the Year Ended December 31, 2011:	First Quarter (As Restated)	Second Quarter (As Restated)	Third Quarter (As Restated)	Fourth Quarter (As Restated)
	(Dollars in thousands except per share amounts)
Revenues	$54,682	$61,526	$59,732	$57,753
Operating income	11,123	13,059	14,696	12,951
Net income	41,388	15,682	8,802	17,914
Basic net income per common share(2)	1.88	0.71	0.40	0.81
Diluted net income per common share(2)	1.85	0.70	0.39	0.79

(1)	Includes an impairment charge of $3.4 million of the intangible assets in our software operations which decreased operating income and net income and diluted earnings per share by $0.09.
(2)

Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the years ended December 31, 2012 and 2011 (as previously reported and as restated) may not equal the total computed for the year.

SCHEDULE (a)(2)

USA MOBILITY, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2012	$2,270	$1,962	$(2,180)	$2,052

Year ended December 31, 2011	$2,956	$1,679	$(2,365)	$2,270

Year ended December 31, 2010	$2,805	$4,416	$(4,265)	$2,956

Deferred Income Tax Asset Valuation Allowance	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2012	$115,746	$2,977	$—	$118,723

Year ended December 31, 2011	$170,939	$—	$(55,193)	$115,746

Year ended December 31, 2010	$212,873	$—	$(41,934)	$170,939

EXHIBIT INDEX

2.1	Amcom Acquisition dated as of March 3, 2011 (12)

2.2	Amended Amcom Acquisition dated as of May 5, 2011 (14)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Amended and Restated By-Laws (2)

4.1	Specimen of common stock certificate, par value $0.0001 per share (1)

10.1	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc. (2)

10.2	Offer Letter, dated as of November 30, 2004, between USA Mobility, Inc. and Thomas L. Schilling (4)

10.3	Metrocall Holdings, Inc. 2003 Stock Option Plan (3)

10.4	Arch Wireless, Inc. 2002 Stock Incentive Plan (3)

10.5	USA Mobility, Inc. Equity Incentive Plan (4)

10.6	USA Mobility, Inc. Long-Term Incentive Plan (5)

10.7	Form of Award Agreement for the Long-Term Cash Incentive Plan (5)

10.8	Form of Restricted Stock Agreement for the Equity Incentive Plan (5)

10.9	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (5)

10.10	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended) (6)

10.11	USA Mobility, Inc. Long-Term Incentive Plan (amended) (7)

10.12	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended) (7)

10.13	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated) (8)

10.14	Executive Severance and Change of Control Agreement dated as of October 30, 2008 (8)

10.15	Director’s Indemnification Agreement dated as of October 30, 2008 (8)

10.16	USA Mobility, Inc. 2009 Long-Term Incentive Plan (9)(20)

10.17	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (9)

10.18	Form of Award Agreement for the Long-Term Cash Incentive Plan (9)

10.19	USA Mobility, Inc. 2009 Short-Term Incentive Plan (9)(20)

10.20	USA Mobility, Inc. 2010 Short-Term Incentive Plan (10)(20)

10.21	USA Mobility, Inc. 2011 Short-Term Incentive Plan (11)(20)

10.22	Amended and Restated Credit Agreement dated as of March 3, 2011 (12)

10.23	Amended and Restated Executive Severance and Change in Control Agreement dated as of March 14, 2011 (13)

10.24	USA Mobility, Inc. 2011 Long-Term Incentive Plan (13)(20)

10.25	Second Amended and Restated Employee Agreement dated as of March 16, 2011 (13)

10.26	Amended Executive Severance and Change In Control Agreement for ‘named executive officers’ or NEOs dated as of May 5, 2011 (14)

10.27	Board of Directors Appointment dated as of July 27, 2011 (15)

10.28	First Amendment to Amended and Restated Credit Agreement dated as of November 8, 2011 (16)

10.29	USA Mobility, Inc. 2012 Short-Term Incentive Plan (17)(20)

10.30	USA Mobility, Inc. Executive Realignment dated as of June 20, 2012 (18)

10.31	Offer Letter, dated as of July 31, 2012, between USA Mobility, Inc. and Colin Balmforth (19)

10.32	Offer Letter, dated as of September 28, 2012, between Amcom Software, Inc. and Lynn M. Danko (19)

10.33	USA Mobility, Inc. 2013 Short-Term Incentive Plan (20)(21)

10.34	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated) dated as of December 31, 2012 (21)

14	Code of Business Conduct and Ethics of USA Mobility, Inc. Restated October 19, 2012 (19)

21	Subsidiaries of USA Mobility, Inc. (11)

21.1	Amended Subsidiaries of USA Mobility, Inc. (21)

23	Consent of Grant Thornton LLP (21)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 15, 2013 (21)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 15, 2013 (21)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 15, 2013 (21)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 15, 2013 (21)

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.
(1)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-4/A filed on October 6, 2004.
(2)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 17, 2004.
(3)	Incorporated by reference to USA Mobility’s Registration Statement on Form S-8 filed on November 23, 2004.
(4)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2004.
(5)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on August 2, 2006.

(6)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(7)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2007.
(8)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(9)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2008.
(10)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2010.
(12)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on March 3, 2011.
(13)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on March 14, 2011.
(14)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on May 5, 2011.
(15)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on July 27, 2011.
(16)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on November 8, 2011.
(17)	Incorporated by reference to USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2011.
(18)	Incorporated by reference to USA Mobility’s Current Report on Form 8-K filed on June 20, 2012.
(19)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(20)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.
(21)	Filed herewith.