Form 10-Q
period 2013-03-31
USA Mobility, Inc
filed 2013-05-10
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

21,644,658 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of May 3, 2013.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,694	$61,046
Accounts receivable, net	20,191	21,580
Prepaid expenses and other	5,907	5,836
Inventory	3,032	3,257
Escrow receivables	275	275
Deferred income tax assets, net	4,929	3,915

Total current assets	106,028	95,909
Property and equipment, net	20,783	20,809
Goodwill	133,031	133,031
Other intangible assets, net	29,088	30,333
Deferred income tax assets, net	35,642	41,239
Other assets	1,243	1,306

TOTAL ASSETS	$325,815	$322,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,876	$12,659
Accrued compensation and benefits	16,715	17,806
Consideration payable	275	275
Customer deposits	2,660	2,090
Deferred revenue	26,911	27,896

Total current liabilities	59,437	60,726
Deferred revenue	605	693
Other long-term liabilities	9,594	9,789

TOTAL LIABILITIES	69,636	71,208

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	125,823	125,212
Retained earnings	130,354	126,205

TOTAL STOCKHOLDERS’ EQUITY	256,179	251,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,815	$322,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2013	2012
	(In thousands and unaudited, except share and per share amounts)
Revenues:
Service, rental and maintenance, net of service credits	$37,407	$42,478
Software revenue and other	15,723	14,257

Total revenues	53,130	56,735

Operating expenses:
Cost of products sold	5,183	4,816
Service, rental and maintenance	13,032	14,303
Selling and marketing	6,216	5,653
General and administrative	13,152	13,169
Severance and restructuring	—	22
Depreciation, amortization and accretion	3,807	4,515

Total operating expenses	41,390	42,478

Operating income	11,740	14,257
Interest expense, net	(64)	(188)
Other income (expense), net	81	(62)

Income before income tax expense	11,757	14,007
Income tax expense	(4,832)	(5,545)

Net income	$6,925	$8,462

Basic net income per common share	$0.32	$0.38

Diluted net income per common share	$0.32	$0.37

Basic weighted average common shares outstanding	21,688,153	22,106,543

Diluted weighted average common shares outstanding	21,904,862	22,589,483

Cash dividends declared per common share	$0.125	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
	(In thousands and unaudited)
Cash flows from operating activities:
Net income	$6,925	$8,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,807	4,515
Amortization of deferred financing costs	64	65
Deferred income tax expense	4,570	5,387
Amortization of stock based compensation	626	437
Provision for doubtful accounts, service credits and other	405	411
Adjustment of non-cash transaction taxes	(132)	(123)
(Gain)/Loss on disposals of property and equipment	(1)	162
Changes in assets and liabilities:
Accounts receivable	984	358
Prepaid expenses, intangibles and other assets	161	118
Accounts payable and accrued liabilities	(1,236)	(3,680)
Customer deposits and deferred revenue	(503)	(171)

Net cash provided by operating activities	15,670	15,941

Cash flows from investing activities:
Purchase of property and equipment	(2,341)	(1,551)
Proceeds from disposals of property and equipment	1	8

Net cash used in investing activities	(2,340)	(1,543)

Cash flows from financing activities:
Repayment of debt	—	(25,000)
Cash dividends to stockholders	(2,682)	(5,535)

Net cash used in financing activities	(2,682)	(30,535)

Net increase/(decrease) in cash and cash equivalents	10,648	(16,137)
Cash and cash equivalents, beginning of period	61,046	53,655

Cash and cash equivalents, end of period	$71,694	$37,518

Supplemental disclosure:
Interest paid	$4	$220

Income taxes paid	$168	$224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”), through its indirect wholly owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”) is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. We provide one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

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

(2) Preparation of Interim Financial Statements — Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of products sold; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring costs, depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were deemed immaterial and consequently no statements of comprehensive income are presented.

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2012, is unaudited. The condensed consolidated balance sheet at December 31, 2012 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2012. In our management’s opinion, our unaudited condensed consolidated statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The condensed consolidated statements of income for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of these condensed consolidated financial statements requires management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and the 2012 Annual Report, which describes key risks associated with our operations and industry.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Recent and New Accounting Pronouncements — Accounting pronouncements issued or effective during the three months ended March 31, 2013 were not applicable to us and are not anticipated to have an effect on our financial position or statement of income.

(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following for the periods stated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Other receivables	$836	$864
Tax receivables	158	429
Deposits	62	64
Prepaid insurance	296	551
Prepaid rent	209	297
Prepaid repairs and maintenance	729	698
Prepaid taxes	462	508
Prepaid commissions	1,982	1,510
Prepaid inventory	588	278
Prepaid expenses	553	605
Prepaid royalty	32	32

Total prepaid expenses and other	$5,907	$5,836

Prepaid commissions increased by $0.5 million during the first quarter of 2013 due to a change in our commissions plan for the software operations which allows accelerated commission payments.

(6) Inventory — Inventory of $3.0 million and $3.3 million at March 31, 2013 and December 31, 2012 consisted of third party hardware and software held for resale. We use the first in, first out cost method.

(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2013 and 2012 were $2.4 million and $2.8 million, respectively, for wireless operations; and $1.4 million and $1.7 million for software operations for the three months ended March 31, 2013 and 2012, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Depreciation	$2,423	$2,785
Amortization	1,244	1,546
Accretion	140	184

Total depreciation, amortization and accretion	$3,807	$4,515

(8) Goodwill and Amortizable Intangible Assets — Goodwill at March 31, 2013 and December 31, 2012 was $133.0 million, which is all attributed to our software operations. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, all of our goodwill has been assigned to our software segment, which is also deemed to be the reporting unit. The first step of the impairment test involves comparing the fair value of the reporting unit with its

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. There were no such indicators of impairment for the three months ended March 31, 2013.

Amortizable intangible asset for wireless operations consists of a non-compete agreement with a former executive which is being amortized over a three year period. Amortizable intangible assets for software operations include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles and resulted from our acquisition of Amcom in 2011 and IMCO Technologies Corporation (“IMCO”) in 2012. Such intangibles are being amortized over periods ranging from two to fifteen years.

The gross carrying amount of amortizable intangible assets was $42.0 million at March 31, 2013 and the accumulated amortization was $12.9 million. The net consolidated balance of amortizable intangible assets consisted of the following:

		March 31, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Balance
	(In Years)	(Dollars in thousands)
Customer relationships	10	$25,002	$(5,209)	$19,793
Acquired technology	2 - 4	8,452	(4,459)	3,993
Non-compete agreements	3 - 5	2,800	(2,408)	392
Trademarks	15	5,702	(792)	4,910

Total amortizable intangible assets		$41,956	$(12,868)	$29,088

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining nine months ending December 31, 2013	$3,721
For the year ending December 31:
2014	4,866
2015	3,588
2016	3,013
2017	2,880
Thereafter	11,020

Total amortizable intangible assets	$29,088

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Other Assets — Other assets were as follows for the periods stated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Deferred financing costs	$650	$714
Deposits	319	318
Prepaid royalty	140	140
Other assets	134	134

Total other assets	$1,243	$1,306

(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows for the periods stated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Accounts payable	$2,840	$2,205
Accrued network costs	1,289	1,388
Accrued taxes	4,208	4,171
Asset retirement obligations	492	379
Accrued outside services	745	869
Accrued accounting and legal	516	653
Accrued recognition awards	108	294
Accrued other	812	852
Deferred rent	77	88
Escheat liability	30	78
Lease incentive	97	87
Dividends payable for LTIP and Board of Directors	1,551	1,484
Royalty payable	111	111

Total accounts payable and accrued liabilities	$12,876	$12,659

Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The issuance of common stock for vested restricted stock units (“RSUs”) awarded under the 2009 Long-term Incentive Plan (“LTIP”) was made on April 19, 2013 and the cumulative dividends and interest earned on the RSUs of $1.5 million included above in “Dividends payable for LTIP and Board of Directors” were paid on April 26, 2013.

(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At January 1, 2013, we had recognized cumulative asset retirement costs of $1.7 million. During the first quarter of 2013, we recorded an increase of $0.1 million in asset retirement costs. At March 31, 2013, cumulative asset retirement costs were $1.8 million. The asset retirement cost additions in the first quarter of 2013 increased paging equipment assets and are being depreciated over the related estimated life of 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2013	$379	$7,557	$7,936
Accretion	(28)	168	140
Additions	—	50	50
Reclassifications	219	(219)	—
Amounts paid	(78)	—	(78)

Balance at March 31, 2013	$492	$7,556	$8,048

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2013.

(12) Deferred Revenue — Deferred revenue on a consolidated basis at March 31, 2013 was $26.9 million for the current portion and $0.6 million for the non-current portion. Deferred revenue at March 31, 2013 primarily consisted of unearned maintenance, software license and professional services revenue and customer deposits for installation services related to our software operations. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. Customer deposits for installation services represented a contractual liability to provide installation and training services for which payments have been received. At March 31, 2013, we had received $2.7 million in customer deposits for future installation services. We will recognize revenue when the service or software is delivered and all other revenue recognition criteria have been satisfied.

(13) Long-Term Debt — On November 8, 2011, we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility is September 3, 2015. We may make a London Interbank Offered Rate (“LIBOR”) election for any amount of our debt for a period of 1, 2 or 3 months at a time; however, we may not have more than 5 individual LIBOR loans in effect at any given time. We may only exercise the LIBOR election for an amount of at least $1.0 million.

Borrowings under this facility are secured by a lien on substantially all of our existing assets, interests in assets and proceeds owned or acquired by us. We had no outstanding borrowings under this credit facility as of March 31, 2013.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are exposed to changes in interest rates should we have borrowings under the Amended Credit Agreement. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of March 31, 2013.

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

(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Asset retirement obligations	$7,556	$7,557
Dividends payable — 2011 LTIP	217	186
Escheat liability	772	926
Capital lease payable	35	53
Lease incentive	297	332
Deferred rent	323	341
Royalty payable	394	394

Total other long-term liabilities	$9,594	$9,789

(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity. Changes in stockholders’ equity for the three months ended March 31, 2013 consisted of:

(Dollars in thousands)
Balance at January 1, 2013	$251,419
Net income for the three months ended March 31, 2013	6,925
Cash dividends declared	(2,776)
Amortization of stock based compensation	626
Other	(15)

Balance at March 31, 2013	$256,179

General. At March 31, 2013 and December 31, 2012, there were 21,706,703 and 21,701,353 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At March 31, 2013 and 2012, we had no stock options outstanding.

We established the USA Mobility, Inc. Equity Incentive Award Plan (the “2004 Equity Plan”) in connection with and prior to the November 2004 merger of Arch Wireless, Inc. and subsidiaries and Metrocall Holdings, Inc. and subsidiaries. Under the 2004 Equity Plan, we had the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of the Board of Directors in the form of shares of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock, stock options, restricted shares of common stock (“restricted stock”), RSUs or stock grants. Restricted stock granted under the 2004 Equity Plan entitled the stockholder to all rights of common stock ownership except that the restricted stock may not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which will be determined by the Compensation Committee of the Board of Directors. RSUs are generally convertible into shares of common stock pursuant to the Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied.

On March 23, 2012, our Board of Directors adopted the USA Mobility, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) and the stockholders approved the 2012 Equity Plan on May 16, 2012. The 2012 Equity Plan is intended to replace the 2004 Equity Plan. No further grants will be made under the 2004 Equity Plan. However, the 2004 Equity Plan will continue to govern all outstanding awards thereunder. Any shares which were available for grant under the 2004 Equity Plan including awards that were forfeited or lapsed unexercised as of May 16, 2012 are available for grant under the 2012 Equity Plan. As of May 16, 2012, 894,986 shares available under the 2004 Equity Plan are available for grant under the 2012 Equity Plan along with 1,300,000 shares for which stock awards may be granted under the 2012 Equity Plan. The 2,194,986 shares available for grant under the 2012 Equity Plan were registered with the SEC on June 29, 2012.

Awards under the 2012 Equity Plan may be in the form of stock options, restricted stock, RSUs, performance awards (a cash bonus award, a stock bonus award, a performance award or an incentive award that is paid in cash), dividends equivalents, stock payment awards, deferred stock, deferred stock units, or stock appreciation rights.

The following table summarizes the activities under the 2012 Equity Plan from inception through March 31, 2013:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP equity securities forfeited by eligible employees	104,075
Less: 2011 LTIP equity securities awarded to eligible employees
Wireless operations	(253,739)
Software operations	(143,349)
Less: Equity securities granted to non-executive members of the Board of Directors	(14,697)

Total equity securities available at March 31, 2013	1,887,276

2009 LTIP. On December 31, 2012, the cash and equity awards under the 2009 LTIP vested when the pre-established performance goals were achieved. After the filing of the 2012 Annual Report, the Company converted 258,730 RSUs into shares of common stock under the 2004 Equity Plan on April 19, 2013 and paid $1.5 million in cumulative cash dividends and interest earned on the RSUs to the eligible employees on April 26, 2013. The cash awards totaling $3.0 million under the 2009 LTIP were also paid to the eligible employees on April 26, 2013. These amounts were reflected in accounts payable and accrued liabilities and accrued compensation and benefits, respectively, at March 31, 2013 and December 31, 2012.

2011 LTIP. On March 15, 2011, our Board of Directors adopted a long-term incentive program that included a stock component in the form of RSUs for the period of January 1, 2011 through December 31, 2014 for wireless operations and April 1, 2011 through December 31, 2014 for software operations (also known as the “performance period”). Payment of awards under the 2011 LTIP are subject to the combined company achieving a specified goal of cumulative revenue and a target of cumulative operating cash flows (“OCF”) as defined in Note 22 for the combined company during the performance period (the “performance goals”), with the two objectives accorded equal weight in determining the amount of the final payments. On December 27, 2012, our Board of Directors approved a modification to the 2011 LTIP performance goals during the performance period

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as the original award was not expected to vest. Our Board of Directors approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for RSUs granted before May 16, 2012 or the 2012 Equity Plan for grants on or after May 16, 2012) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs awarded under the 2011 LTIP and the related cash dividends are forfeited if the participant is terminated with cause or voluntarily terminates employment with the Company.

On April 7, 2011, our Board of Directors granted 211,587 RSUs to eligible employees in our software operations under the 2004 Equity Plan pursuant to a Restricted Stock Agreement. Additional RSUs totaling 122,673 were awarded to eligible employees in the software operations, partially offset by forfeitures of 101,294 RSUs resulting in an outstanding balance of 232,966 RSUs at December 31, 2012.

During the first quarter of 2013, our Board of Directors awarded 20,676 RSUs to eligible employees in the software operations, partially offset by 2,781 RSUs forfeited by a former employee in the software operations. At March 31, 2013, 250,861 RSUs were outstanding for the software operations.

On January 22, 2013 (the grant date) and effective for January 1, 2013, our Board of Directors awarded 253,739 RSUs to eligible employees in the wireless operations under the 2011 LTIP. The Board of Directors granted these RSUs under the 2012 Equity Plan pursuant to a Restricted Stock Agreement.

The following table details activities with respect to outstanding RSUs under the 2011 LTIP for the three months ended March 31, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2013	232,966	$11.20
Granted	274,415	11.22
Vested	—	—
Forfeited	(2,781)	11.20

Non-vested RSUs at March 31, 2013	504,600	$11.21	$3,962	21

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the restricted stock vested by or awarded to our non-executive directors in 2013 and 2012:

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested	Vesting Date	Restricted Stock Awarded and Outstanding	Cash Dividends Paid(2)

December 31, 2011	January 3, 2012	$13.87	3,785	(3,785)	January 2, 2013	—	$2,839
March 31, 2012	April 2, 2012	13.93	3,769	(3,769)	April 1, 2013	—	2,356
June 30, 2012	July 2, 2012	12.86	4,084	—	July 1, 2013	4,084	—
September 30, 2012	October 1, 2012	11.87	5,263	—	October 1, 2013	5,263	—
December 31, 2012	January 2, 2013	11.68	5,350	—	January 2, 2014	5,350	—
March 31, 2013	April 1, 2013	13.27	4,712	—	April 1, 2014	4,712	—

Total			26,963	(7,554)		19,409	$5,195

(1)	The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.
(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Three Months Ended March 31,
Equity Awards	2013	2012
	(Dollars in thousands)
2009 LTIP	$—	$188
2011 LTIP - Wireless Operations	338	—
2011 LTIP - Software Operations	228	196
Board of Directors Compensation	60	53

Total stock based compensation	$626	$437

The following table details information on the cash dividends declared in 2013 relating to the restricted stock issued to our non-executive directors:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 4	March 15	March 29	$0.125	$2,308

Board of Directors Common Stock. No directors have elected common stock in lieu of cash payments for their services during the three month ended March 31, 2013.

Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2013. Cash dividends paid as disclosed in the statements of cash flows for the three months ended March 31, 2013 and 2012 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 4	March 15	March 29	$0.125	$2,682

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

Future Cash Dividends to Stockholders. On May 9, 2013, our Board of Directors declared a regular quarterly dividend distribution of $0.125 per share of common stock, with a record date of May 20, 2013, and a payment date of June 25, 2013. This dividend distribution of approximately $2.7 million will be paid from available cash on hand.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. As discussed below, this program has been extended. Credit Suisse Securities (USA) LLC administers such purchases. We used available cash on hand to fund the common stock repurchase program.

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

From the inception of the program in August 2008 through December 31, 2012, we have repurchased a total of 6,268,504 shares of our common stock for approximately $59.8 million (excluding commissions). We made no common stock repurchases during the three months ended March 31, 2013. There is approximately $17.0 million of common stock repurchase authority remaining under the program as of March 31, 2013.

Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.

Additional Paid-in Capital. For the three months ended March 31, 2013, additional paid-in capital increased by $0.6 million to $125.8 million at March 31, 2013 from $125.2 million at December 31, 2012. The increase in the first quarter of 2013 was due primarily to amortization of stock based compensation.

Net Income per Common Share. Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock and RSUs, which are treated as contingently issuable shares, using the “treasury stock” method. For the three months ended March 31, 2013, no shares of common stock were repurchased under our common stock repurchase program. The RSUs awarded under the 2009 LTIP vested on December 31, 2012 and are included in the reported outstanding share balance as of March 31, 2013. These RSUs were converted to common stock and issued to the eligible employees on April 19, 2013. The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except share and per share amounts)
Net income	$6,925	$8,462

Weighted average shares of common stock outstanding	21,688,153	22,106,543
Dilutive effect of restricted stock and RSUs	216,709	482,940

Weighted average shares of common stock and common stock equivalents	21,904,862	22,589,483

Net income per common share
Basic	$0.32	$0.38

Diluted	$0.32	$0.37

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense was $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, for wireless operations. The increase in stock based compensation expense for the wireless operations during the three months ended March 31, 2013 was due to expense associated with the 2011 LTIP awarded to eligible employees in the wireless operations in January 2013. Stock based compensation expense was $0.2 million for the three months ended March 31, 2013 and 2012, respectively, for the software operations. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended March 31,
Operating Expense Category	2013	2012
	(Dollars in thousands)
Service, rental and maintenance	$10	$6
Selling and marketing	17	16
General and administrative	599	415

Total stock based compensation	$626	$437

(17) Research and Product Development — Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. Costs incurred after technological feasibility is established and before the product is ready for general release would be capitalized. Costs eligible for capitalization were not material to the condensed consolidated financial statements and were expensed as incurred to service, rental and maintenance expense.

(18) Advertising Costs — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing expenses. We do not incur any direct response advertising costs. Advertising expenses were $8,000 and $5,000 for the three months ended March 31, 2013 and 2012, respectively, for wireless operations and $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively, for software operations.

(19) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required.

We are required to evaluate the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future.

At March 31, 2013, we had total deferred income tax assets of $159.3 million and a valuation allowance of $118.7 million resulting in an estimated recoverable amount of deferred income tax assets of $40.6 million. This reflected a change from the December 31, 2012 balance of deferred income tax assets of $163.9 million and a valuation allowance of $118.7 million resulting in an estimated recoverable amount of $45.2 million. The change reflects the expected usage of the deferred income tax assets based on 2013 taxable income.

At both March 31, 2013 and December 31, 2012, the balance of the valuation allowance was $118.7 million, respectively. Included in the valuation allowance was $0.7 million for foreign operations at March 31, 2012 which was reduced at December 31, 2012 based on projected taxable income.

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

As of March 31, 2013, we had approximately $391.6 million of Federal net operating losses (“NOLs”) available to offset future taxable income. The estimated NOLs to be utilized in preparing the 2012 Federal income tax return, which must be filed by September 15, 2013, totaled $38.2 million, which was net of the Internal Revenue Code Section 382 (“IRC Section 382”) limitation. The IRC Section 382 limited NOLs as of January 1, 2013 totaled $56.5 million which may be used at a rate of $6.1 million per year.

(20) Related Party Transactions — A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months ended March 31, 2013 and 2012, we paid to that entity $1.0 million and $1.4 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

Beginning in April 2012, a relative of our CEO is employed as Chief Operating Officer at Teleperformance USA, Inc. (“TPUSA”), a third party provider of customer service support for our wireless operations. We paid TPUSA $0.6 million for the three months ended March 31, 2013 in outside service expenses for wireless operations that were included in general and administrative expenses. Our payments to TPUSA represent less than 1% of the consolidated revenue for TPUSA for the three months ended March 31, 2013. We have used the services of TPUSA since March 10, 2003, prior to the relative of the CEO becoming an employee of TPUSA in April 2012.

(21) Commitments and Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The case was settled on April 19, 2013 with no impact to our statement of income. We were fully insured for damages and our defense against this claim was assumed by the insurance carrier.

(22) Segment Reporting — We have two reportable operating segments: a Wireless segment and a Software segment. These segments are operated and managed as strategic business units and are organized by products and services. We measure and evaluate our segments based on segment operating income, consistent with the chief operating decision makers’ assessment of segment performance.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan (“STIP”). That non-GAAP financial measure is OCF defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. The following table presents the key financial metrics of our segments for the periods stated:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Revenues:
Wireless	$38,779	$44,265
Software	14,351	12,470

Total revenues	53,130	56,735

Operating expenses:
Wireless	26,877	29,587
Software	14,513	12,891

Total operating expenses	41,390	42,478

Operating income (loss):
Wireless	11,902	14,678
Software	(162)	(421)

Total operating income	$11,740	$14,257

EBITDA (as defined by the Company):
Wireless	$14,298	$17,493
Software	1,249	1,279

Total EBITDA	15,547	18,772

% of revenue	29.3%	33.1%
Capital expenditures:
Wireless	2,261	1,519
Software	80	32

Total capital expenditures	2,341	1,551

% of revenue	4.4%	2.7%
OCF (as defined by the Company):
Wireless	12,037	15,974
Software	1,169	1,247

Total OCF	$13,206	$17,221

% of revenue	24.9%	30.4%

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment information for total assets is as follows for the periods stated:

	March 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Wireless(1)	$162,712	$158,261
Software	163,103	164,366

Total assets	$325,815	$322,627

(1)	Includes elimination of $141.6 million in investment in software operations recorded upon the acquisition of Amcom.

Below is a reconciliation of our non-GAAP measure for the periods stated:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Operating income	$11,740	$14,257
Plus: Depreciation, amortization and accretion	3,807	4,515

EBITDA (as defined by the Company)	15,547	18,772
Less: Purchases of property and equipment	(2,341)	(1,551)

OCF (as defined by the Company)	$13,206	$17,221

Item 2.  Management’s Discussion and Analysis of Financial Condition and Statements of Income

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

Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Part I – Item 1A –Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2013 (the “2012 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.

The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2012 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect USA Mobility’s business, statement of income or financial condition, subsequent to the filing of this Quarterly Report.

Overview

The following MD&A is intended to help the reader understand the statements of income and financial condition of USA Mobility. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2012 Annual Report and our condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to the Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2013.

USA Mobility, Inc., a holding company, which, acting through our indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”), is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through our indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), which we acquired on March 3, 2011, we provide mission critical unified communications solutions for contact centers, emergency management, mobile event notification, and Smartphone messaging. Our combined product offerings are capable of addressing a customer’s mission critical communications needs. We provide paging services and selected software solutions in the United States and abroad, generally in Europe, Australia, Asia and the Middle East. We offer our services and products primarily to three major market segments: healthcare, government, and large enterprise. For the three months ended March 31, 2013, 73% and 27% of our consolidated revenue was generated by our wireless and software operations, respectively.

The following table indicates the revenue by key market segments for the periods stated and illustrates the relative significance of these market segments to our wireless operations.

	For the Three Months Ended March 31,
Market Segment	2013	% of Total	2012	% of Total
	(Dollars in thousands)
Healthcare	$24,533	63.3%	$26,131	59.0%
Government	3,340	8.6%	4,147	9.4%
Large Enterprise	4,558	11.8%	5,650	12.8%
Other	4,783	12.3%	6,228	14.0%

Total Direct	37,214	96.0%	42,156	95.2%
Total Indirect	1,565	4.0%	2,109	4.8%

Total	$38,779	100.0%	$44,265	100.0%

Our software operations focus primarily on the healthcare and government market segments, but with a greater emphasis on the healthcare market segment.

	For the Three Months Ended March 31,
Market Segment	2013	% of Total	2012	% of Total
	(Dollars in thousands)
Healthcare	$9,329	65.0%	$7,655	61.4%
Government	1,351	9.4%	1,416	11.4%
Large Enterprise	1,173	8.2%	597	4.8%
Other(1)	634	4.4%	739	5.9%

Total Direct	12,487	87.0%	10,407	83.5%
Total Indirect	1,864	13.0%	2,063	16.5%

Total	$14,351	100.0%	$12,470	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.

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

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of March 31, 2013		As of December 31, 2012		As of March 31, 2012
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,397	94.4%	1,421	93.8%	1,508	93.2%
Indirect	83	5.6%	94	6.2%	109	6.8%

Total	1,480	100.0%	1,515	100.0%	1,617	100.0%

As noted above in the “Overview”, our key market segments are healthcare, government and large enterprise. The following table indicates the percentage of our units in service by key market segments for the periods stated and illustrates the relative significance of these market segments to our wireless operations.

	As of March 31,	As of December 31,	As of March 31,
Market Segment	2013	2012	2012
Healthcare	68.4%	67.1%	63.6%
Government	10.1%	10.3%	11.5%
Large Enterprise	8.3%	8.5%	9.3%
Other	7.6%	7.9%	8.8%

Total Direct	94.4%	93.8%	93.2%
Total Indirect	5.6%	6.2%	6.8%

Total	100.0%	100.0%	100.0%

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of March 31, 2013		As of December 31, 2012		As of March 31, 2012
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	49	3.5%	52	3.6%	61	4.1%
4 to 10 Units	29	2.1%	31	2.2%	37	2.5%
11 to 50 Units	71	5.1%	75	5.3%	86	5.7%
51 to 100 Units	47	3.4%	49	3.5%	54	3.6%
101 to 1000 Units	321	23.0%	334	23.5%	373	24.7%
> 1000 Units	880	62.9%	880	61.9%	897	59.4%

Total direct units in service	1,397	100.0%	1,421	100.0%	1,508	100.0%

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

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of March 31, 2013		As of December 31, 2012		As of March 31, 2012
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,362	92.0%	1,394	92.0%	1,483	91.7%
Two-way messaging	118	8.0%	121	8.0%	134	8.3%

Total	1,480	100.0%	1,515	100.0%	1,617	100.0%

The demand for one-way and two-way messaging declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the uncertainty in the United States economy and high unemployment rates nationwide.

As demand for one and two messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless business. During 2012, we launched a new service called Amcom Mobile Connect Select that allows our paging numbers and network to integrate with smartphones to deliver a paging experience via a smartphone application. We will continue to look for ways to innovate and provide customers the highest value possible

We provide wireless messaging services to subscribers for a periodic fee, as described above. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks.

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

The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2013		December 31, 2012		March 31, 2012
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)
Direct	42	66	48	72	44	91
Indirect	1	12	2	9	1	5

Total	43	78	50	81	45	96

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2013	December 31, 2012	March 31, 2012
1 to 3 Units	(4.8%)	(5.5%)	(6.2%)
4 to 10 Units	(6.0%)	(5.5%)	(6.2%)
11 to 50 Units	(4.8%)	(4.6%)	(7.1%)
51 to 100 Units	(4.0%)	(2.6%)	(3.9%)
101 to 1000 Units	(3.9%)	(2.6%)	(1.7%)
> 1000 Units	(0.2%)	(0.6%)	(2.7%)

Total direct net unit loss %	(1.7%)	(1.7%)	(3.0%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	March 31, 2013	December 31, 2012	March 31, 2012
Direct	$8.40	$8.47	$8.67
Indirect	5.85	5.74	6.14
Consolidated	8.25	8.29	8.50

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. Gross revenues decreased year over year but at a slower rate than previous years. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The decrease in consolidated ARPU for the quarter ended March 31, 2013 from the quarter ended March 31, 2012 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2013 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2013	December 31, 2012	March 31, 2012
1 to 3 Units	$15.22	$15.29	$15.49
4 to 10 Units	14.33	14.39	14.45
11 to 50 Units	12.06	12.04	12.15
51 to 100 Units	10.47	10.47	10.52
101 to 1000 Units	8.84	8.94	9.04
> 1000 Units	7.23	7.24	7.35

Total direct ARPU	$8.40	$8.47	$8.67

Software Operations

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

Sales. We have organized our global sales organization into two theaters: the Americas and International. We sell our software products through a direct and channel sales force. The direct sales effort is geographically focused with the exception of dedicated government specialists. The direct sales force targets unified communication leadership such as chief information officers, information technology directors, telecommunications directors and contact center managers. Additionally, we target clinical leadership including chief medical officers and chief nursing officers. The timing for a direct sale from initial contact to final sale ranges from 6 to 18 months depending on the type of software solution.

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

Revenue from software operations is included in software revenue and other in the condensed consolidated statement of income. For purposes of MD&A, we break out revenue from software operations into two primary components: operations revenue and maintenance revenue.

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

Maintenance revenue in software operations is for ongoing support of a software application or equipment and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the three months ended March 31, 2013 and 2012 were 98.9% and 99.6%, respectively.

Software operations revenue increased by 15.1% for the three months ended March 31, 2013 compared to the same period in 2012 due primarily to an increase in operations revenue of $1.5 million related to a number of large deals. The breakout of revenue by component from software operations was as follows for the periods stated:

Revenue	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Operations revenue	$7,589	$6,057
Maintenance revenue	6,762	6,413

Total software operations revenue	$14,351	$12,470

On a regular basis, our software operations engage in contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings. Bookings increased by 14.8% for the three months ended March 31, 2013 compared to the same period in 2012. The increase reflects the continuing success of our growing software sales force, in both the American and International theaters, in closing business and expanding market penetration with new customers, as well as selling additional solutions to our installed customer base. In the first quarter of 2013, we received orders for our newest software products brought to market, Amcom Care Connect and Amcom Critical Test Results Management, as the Company continues to develop additional value to provide to our customers. Amcom Care Connect helps doctors get in touch with each other more easily by using the right device at the right time which ultimately improves patient care. Amcom Critical Test Results Management streamlines the communication of critical test results for doctors which expedite patient care.

The following table summarizes total bookings for the period stated:

Bookings	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Operations revenue	$ 8,814	$ 7,045
Maintenance renewals	5,439	5,372

Total bookings	$ 14,253	$ 12,417

Software operations reported a backlog of $40.2 million at March 31, 2013, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles the Company’s reported backlog at March 31, 2013:

Backlog	March 31, 2013
(Dollars in thousands)
Beginning balance at January 1, 2013	$ 40,626
Operations bookings for the three months	8,814
Maintenance renewals for the three months	5,439

Available	$54,879
Recognized operations revenue	(7,589)
Recognized maintenance revenue	(6,762)
Other(1)	(345)

Total backlog at March 31, 2013	$ 40,183

(1)	Other reflects cancellations and other adjustments.

Operations — Consolidated

Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management; these operating expenses are categorized as follows:

•

Cost of product sold. These are expenses associated with costs for pagers for the wireless operations and hardware, third-party software, professional services, payroll and related expenses, and various other expenses associated with the software operations for installation and maintenance support.

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

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the three months ended March 31, 2013 and 2012, respectively.

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

We have reduced our wireless employee base by approximately 12.6% to 367 full-time equivalent employees (“FTEs”) at March 31, 2013 from 420 FTEs at March 31, 2012. We anticipate continued staffing reductions in 2013 for wireless operations, consistent with the subscriber and revenue trends. For our software operations, we expect staffing increases in 2013 to support our revenue growth. The software operations had 289 FTEs at March 31, 2013, an increase of 9.1% from 265 FTEs at March 31, 2012.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 6.0% to 4,649 active transmitters at March 31, 2013 from 4,945 active transmitters at March 31, 2012.

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

Statements of Income

Comparison of the Statements of Income for the Three Months Ended March 31, 2013 and 2012

	For the Three Months Ended March 31,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$37,407	$—	$37,407	$42,478	$—	$42,478	$(5,071)	(11.9%)
Software revenue and other, net	1,372	14,351	15,723	1,787	12,470	14,257	1,466	10.3%

Total	$38,779	$14,351	$53,130	$44,265	$12,470	$56,735	$(3,605)	(6.4%)

Selected operating expenses:
Cost of products sold	$(5)	$5,188	$5,183	$173	$4,643	$4,816	$367	7.6%
Service, rental and maintenance	10,829	2,203	13,032	12,034	2,269	14,303	(1,271)	(8.9%)
Selling and marketing	2,476	3,740	6,216	3,048	2,605	5,653	563	10.0%
General and administrative	11,181	1,971	13,152	11,508	1,661	13,169	(17)	(0.1%)
Severance and restructuring	—	—	—	9	13	22	(22)	(100.0%)

Total	$24,481	$13,102	$37,583	$26,772	$11,191	$37,963	$(380)	(1.0%)

FTEs	367	289	656	420	265	685	(29)	(4.2%)

Active transmitters	4,649	—	4,649	4,945	—	4,945	(296)	(6.0%)

Revenues — Wireless

Our total revenues were $38.8 million and $44.3 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in total revenues reflected the decrease in demand for our wireless services. Service, rental and maintenance revenues, net of $37.4 million and $42.5 million for the three months ended March 31, 2013 and 2012, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Included in software revenue and other, net was $1.4 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively, of revenues associated with system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$30,937	$34,262
Two-way messaging	4,561	5,560

	$35,498	$39,822

Indirect:
One-way messaging	$1,023	$1,403
Two-way messaging	530	650

	$1,553	$2,053

Total paging:
One-way messaging	$31,960	$35,665
Two-way messaging	5,091	6,210

Total paging revenue	37,051	41,875
Non-paging revenue	356	603

Total service, rental and maintenance revenues, net	$37,407	$42,478

The table below sets forth units in service and service revenues, the changes in each between the three months ended March 31, 2013 and 2012 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of March 31,			For the Three Months Ended March 31,			Change Due To:
	2013	2012	Change	2013(1)	2012(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,362	1,483	(121)	$31,960	$35,665	$(3,705)	$(644)	$(3,061)
Two-way messaging	118	134	(16)	5,091	6,210	(1,119)	(380)	(739)

Total	1,480	1,617	(137)	$37,051	$41,875	$(4,824)	$(1,024)	$(3,800)

(1)	Amounts shown exclude non-paging revenue.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Software revenue and other for software operations was $14.4 million and $12.5 million for the three months ended March 31, 2013 and 2012, respectively, which reflect software license revenue, professional services revenue, equipment sales, and maintenance revenue. Operations revenue from software licenses, professional services, and equipment sales was $7.6 million and $6.1 million for the three months ended March 31, 2013 and 2012, respectively. Maintenance revenue for software operations is recognized as earned over the maintenance contract period. Maintenance revenue was $6.8 million and $6.4 million for the three months ended March 31, 2013 and 2012, respectively. The table below details total software revenue and other for software operations for the periods stated:

Revenue	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Operations revenue	$7,589	$6,057
Maintenance revenue	6,762	6,413

Total software operations revenue	$14,351	$12,470

Operating Expenses — Consolidated

Cost of Products Sold. Cost of products sold consisted primarily of the following significant items:

	For the Three Months Ended March 31,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$2,838	$2,838	$—	$2,368	$2,368	$470	19.8%
Cost of sales	(5)	1,895	1,890	173	1,864	2,037	(147)	(7.2%)
Other	—	455	455	—	411	411	44	10.7%

Total cost of products sold	$(5)	$5,188	$5,183	$173	$4,643	$4,816	$367	7.6%

FTEs	—	127	127	—	114	114	13	11.4%

As illustrated in the table above, cost of products sold for the three months ended March 31, 2013 increased $0.4 million from the same period in 2012 due to the following variances:

•

Payroll and related — The increase of $0.5 million in payroll and related expenses was due to installment costs associated with the software operations. Total FTEs who performed software installations and provided maintenance support as of March 31, 2013 and 2012 were 127 FTEs and 114 FTEs, respectively.

•	Cost of sales — The decrease of $0.1 million in cost of sales was primarily due to the reduction to wireless operations’ costs due to a credit issued for a previously reported cost of a systems sales.

•

Other — Other expenses increased slightly due to higher miscellaneous expenses of $54,000 associated with installation services in the software operations, partially offset by lower training expenses of $10,000.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following significant items:

	For the Three Months Ended March 31,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$4,235	$—	$4,235	$4,791	$—	$4,791	$(556)	(11.6%)
Telecommunications	1,889	—	1,889	2,312	—	2,312	(423)	(18.3%)
Payroll and related	3,550	1,653	5,203	3,819	1,710	5,529	(326)	(5.9%)
Stock based compensation	10	—	10	6	—	6	4	66.7%
Other	1,145	550	1,695	1,106	559	1,665	30	1.8%

Total service, rental and maintenance	$10,829	$2,203	$13,032	$12,034	$2,269	$14,303	$(1,271)	(8.9%)

FTEs	147	58	205	160	62	222	(17)	(7.7%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2013 decreased $1.3 million or 8.9% from the same period in 2012 due to the following variances:

•

Site rent — The decrease of $0.6 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations required for the wireless operations. Active transmitters declined 6.0% in the first quarter of 2013 from the same period in 2012.

•

Telecommunications — The decrease of $0.4 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2013 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.3 million was due to reductions of $0.2 million and $0.1 million in payroll and related expenses for wireless and software operations, respectively. Wireless operations FTEs decreased by 13 FTEs to 147 FTEs at March 31, 2013 from 160 FTEs at March 31, 2012. Software operations FTEs decreased by 4 FTEs to 58 FTEs at March 31, 2013 from 62 FTEs at March 31, 2012.

•

Stock based compensation — Stock based compensation expenses increased slightly due to higher amortization of compensation expense for the restricted stock units (“RSUs”) awarded to certain eligible employees in the wireless operations under the Company’s Long-Term Incentive Plan (“LTIP”).

•	Other — The minimal increase in other expenses was due to an increase in repairs and maintenance expenses for wireless operations.

Selling and Marketing. Selling and marketing expenses consisted of the following major items:

	For the Three Months Ended March 31,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$1,587	$2,007	$3,594	$2,060	$1,499	$3,559	$35	1.0%
Commissions	631	756	1,387	722	531	1,253	134	10.7%
Stock based compensation	17	—	17	16	—	16	1	6.3%
Other	241	977	1,218	250	575	825	393	47.6%

Total selling and marketing	$2,476	$3,740	$6,216	$3,048	$2,605	$5,653	$563	10.0%

FTEs	74	74	148	92	57	149	(1)	(0.7%)

As indicated in the table above, selling and marketing expenses for the three months ended March 31, 2013 increased by $0.6 million, or 10.0%, from the same period in 2012. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased slightly for the three months ended March 31, 2013 compared to the same period in 2012 due to the increase of payroll and related expenses of $0.5 million for software operations, offset by a reduction of $0.5 million in payroll and related expenses for wireless operations due to headcount reductions of 18 FTEs to 74 FTEs at March 31, 2013 from 92 FTEs at March 31, 2012. Software operations FTEs increased by 17 FTEs to 74 FTEs at March 31, 2013 from 57 FTEs at March 31, 2012.

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

Commission expenses increased by $0.1 million for the three months ended March 31, 2013 compared to the same period in 2012 due primarily to an increase in commission expenses for software operations of $0.2 million, partially offset by a reduction of commission expenses for wireless operations of $0.1 million in line with the revenue and subscriber erosion.

Other expenses increased by $0.4 million for the three months ended March 31, 2013 compared to the same period in 2012 due to increases in travel and entertainment expenses of $0.2 million, advertising expenses of $0.1 million and miscellaneous expenses of $0.1 million in our software operations.

General and Administrative. General and administrative expenses consisted of the following significant items:

	For the Three Months Ended March 31,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$4,723	$1,303	$6,026	$5,295	$1,195	$6,490	$(464)	(7.1%)
Stock based compensation	371	228	599	219	196	415	184	44.3%
Bad debt	194	81	275	177	57	234	41	17.5%
Facility rent	485	359	844	457	349	806	38	4.7%
Telecommunications	281	94	375	341	71	412	(37)	(9.0%)
Outside services	2,744	333	3,077	2,318	129	2,447	630	25.7%
Taxes, licenses and permits	1,225	8	1,233	1,488	13	1,501	(268)	(17.9%)
Other	1,158	(435)	723	1,213	(349)	864	(141)	(16.3%)

Total general and administrative	$11,181	$1,971	$13,152	$11,508	$1,661	$13,169	$(17)	(0.1%)

FTEs	146	30	176	168	32	200	(24)	(12.0%)

As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2013 decreased slightly from the same period in 2012 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.5 million due primarily to lower payroll and related expenses of $0.6 million for wireless operations reflecting headcount reductions of 22 FTEs to 146 FTEs at March 31, 2013 from 168 FTEs at March 31, 2012 for wireless operations, partially offset by higher payroll and related expenses of $0.1 million for software operations despite a reduction of 2 FTEs to 30 FTEs at March 31, 2013 from 32 FTEs at March 31, 2012. The increase in payroll and related expenses for the software operations is primarily due to more senior level positions in 2013 than 2012.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans. Stock based compensation expenses increased by $0.2 million due to higher amortization of compensation expense related to the 2011 LTIP for the wireless operations during the three months March 31, 2013 since the award was effective on January 1, 2013.

•	Bad debt — The increase of $41,000 in bad debt expenses reflects slight increases for both operations for the three months ended March 31, 2013 compared to the same period in 2012.

•

Facility rent — The increase of $38,000 in facility rent expenses was primarily due to higher facility rent for our corporate office in Springfield for the three months ended March 31, 2013 compared to the same period in 2012 which included a credit to facility rents for prior periods adjustments.

•

Telecommunications — The decrease of $37,000 in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The increase of $0.6 million in outside service expenses was due primarily to higher professional services for the three months ended March 31, 2013 compared to the same period in 2012.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.3 million was primarily due to lower universal service fund (“USF”) fees of $0.2 million and lower transactional taxes of $0.1 million for the wireless operations.

•

Other — The decrease of $0.1 million in other expenses was due primarily to an increase in net credits for software operations shared costs that have been allocated to cost of products sold, service, rental and maintenance and selling and marketing categories.

Severance and Restructuring. We did not incur any severance and restructuring expenses for the three months ended March 31, 2013 compared to $22,000 for the same period in 2012.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.8 million for the three months ended March 31, 2013 compared to $4.5 million for the same period in 2012. There was $0.3 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.1 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, and $0.3 million in lower amortization expense for the software operations. Depreciation, amortization and accretion expenses for software operations represented $1.4 million of the total $3.8 million in depreciation, amortization and accretion expenses for the three months end March 31, 2013 and $1.7 million of the total $4.5 million in depreciation, amortization and accretion expenses for the three months ended March 31, 2012.

Interest Expense, Net; Other (Expense) Income, Net and Income Tax Expense

Interest Expense, Net. Net interest expense decreased to $0.1 million for the three months ended March 31, 2013 from $0.2 million for the same period in 2012. This decrease was primarily due to less interest on debt associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012.

Other Income (Expense), Net. Net other income was $0.1 million for the three months ended March 31, 2013 compared to $0.1 million of net other expense for the same period in 2012. The increase in income in 2013 was primarily due to a net gain on asset disposals compared to a net loss on asset disposals in 2012 in our wireless operations.

Income Tax Expense. Income tax expense for the three months ended March 31, 2013 was $4.8 million, a decrease of $0.7 million from the $5.5 million income tax expense for the same period in 2012 and was primarily a result of lower earnings before tax. We did not adjust the deferred income tax asset valuation allowance as of March 31, 2013. The following is the effective tax rate reconciliation for the three months ended March 31, 2013 and 2012, respectively:

	For the Three Months Ended March 31,
	2013		2012
	(Dollars in thousands)
Income before income tax expense	$11,757		$14,007

Income tax expense at the Federal statutory rate	$4,115	35.0%	$4,902	35.0%
State income taxes, net of Federal benefit	483	4.1%	452	3.2%
Other	234	2.0%	191	1.4%

Income tax expense	$4,832	41.1%	$5,545	39.6%

The increase in the effective tax rate for the three months ended March 31, 2013 results from an increase in state income taxes and items that are not deductible for income tax purposes.

Liquidity and Capital Resources — Consolidated

Cash and Cash Equivalents

At March 31, 2013, we had cash and cash equivalents of $71.7 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Overview

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability on our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of March 31, 2013, our available cash on hand was $71.7 million and our available borrowing capacity under our revolving credit facility was approximately $40.0 million (see “Borrowings” below).

Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2013, should be adequate to meet anticipated cash requirements for both our wireless and software operations for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Three Months Ended March 31,		Change Between
	2013	2012	2013 and 2012
	(Dollars in thousands)
Net cash provided by operating activities	$ 15,670	$ 15,941	$ (271)
Net cash used in investing activities	(2,340)	(1,543)	797
Net cash used in financing activities	(2,682)	(30,535)	(27,853)

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

	For the Three Months Ended March 31,		Change Between
	2013	2012	2013 and 2012
	(Dollars in thousands)
Cash received from customers	$ 54,093	$ 57,472	$(3,379)

Cash paid for —
Payroll and related costs	20,151	23,151	(3,000)
Site rent costs	4,181	5,007	(826)
Telecommunication costs	2,308	2,595	(287)
Interest costs	3	125	(122)
Other operating costs	11,780	10,653	1,127

	38,423	41,531	(3,108)

Net cash provided by operating activities	$ 15,670	$ 15,941	$ (271)

Net cash provided by operating activities decreased $0.3 million for the three months ended March 31, 2013 compared to the same period in 2012. Cash received from customers decreased $3.4 million for the three months ended March 31, 2013 from the same period in 2012. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease was due to lower revenue of $3.6 million, lower deferred revenue of $0.8 million and higher accounts receivable of $0.6 million. This net decrease was offset by higher customer deposits of $0.4 million.

The decline in cash received from customers was offset by the reductions in cash paid for operating activities as follows:

•

Cash payments for payroll and related costs decreased $3.0 million due primarily to a reduction of $4.3 million in payroll and related costs for wireless operations, partially offset by higher costs of $1.3 million for software operations, in line with headcount trends.

•

Cash payments for site rent costs decreased $0.8 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2013 for wireless operations.

•

Cash payments for telecommunication costs decreased $0.3 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless operations.

•	Cash payments for interest costs decreased $0.1 million primarily due to less interest on debt associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012.

•

Cash payments for other operating costs increased $1.1 million. The increase was due primarily to higher outside service costs of $0.6 million, higher travel and entertainment costs of $0.3 million, higher advertising costs of $0.1 million, higher recruiting costs of $0.1 million and higher various other expenses net of $0.3 million, partially offset by lower taxes, licenses and permits expenses of $0.3 million.

Net Cash Used In Investing Activities. Net cash used in investing activities increased $0.8 million for the three months ended March 31, 2013 compared to the same period in 2012 due to higher capital expenses for property and equipment, primarily the purchases of new paging devices for wireless operations.

Net Cash Used In Financing Activities. Net cash used in financing activities decreased $27.8 million for the three months ended March 31, 2013 from the same period in 2012 due to the prepayment of debt of $25.0 million during the first quarter of 2012. In addition, we paid $2.8 million less in cash dividends to the stockholders during the three months ended March 31, 2013 compared to the same period in 2012. For the three months ended March 31, 2013, we paid a total of $2.7 million (or $0.125 per share of common stock) in cash dividends compared to $5.5 million (or $0.25 per share of common stock) in cash dividends for the same period.

Future Cash Dividends to Stockholders. On May 9, 2013, our Board of Directors declared a regular quarterly dividend distribution of $0.125 per share of common stock, with a record date of May 20, 2013, and a payment date of June 25, 2013. This dividend distribution of approximately $2.7 million will be paid from available cash on hand.

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

We made no common stock repurchases during the three months ended March 31, 2013. (See Note 15 for further discussion on our common stock repurchase program.)

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

At March 31, 2013, we had no outstanding debt. (See Note 13 for further discussion on our long-term debt.)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of March 31, 2013.

Commitments and Contingencies

Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2013 and 2012 was approximately $4.6 million and $5.0 million, respectively, for the wireless operations. Total rent expense under operating leases for the three months ended March 31, 2013 and 2012 was $0.3 million, respectively, for the software operations.

Other Commitments. We have various Letter of Credits (“LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits of $0.1 million related to the LOCs are included within other assets on the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

Contingencies. See Note 21 for further discussion on our contingencies for legal proceedings during the quarter ended March 31, 2013.

Related Party Transactions

See Note 20 for further discussion on our related party transactions for the three months ended March 31, 2013 and 2012.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and statement of income are based on our condensed consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the critical accounting policies reported in the 2012 Annual Report that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

	For the Three Months Ended March 31,
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total
	(Dollars in thousands)
Operating income (loss)	$11,902	$(162)	$11,740	$14,678	$(421)	$14,257
Plus: Depreciation, amortization and accretion	2,396	1,411	3,807	2,815	1,700	4,515

EBITDA (as defined by the Company)	14,298	1,249	15,547	17,493	1,279	18,772
Less: Purchases of property and equipment	(2,261)	(80)	(2,341)	(1,519)	(32)	(1,551)

OCF (as defined by the Company)	$12,037	$1,169	$13,206	$15,974	$1,247	$17,221

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Long-term Debt

As of March 31, 2013, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available debt capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

The definitive extent of the interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. We do not customarily use derivative instruments to manage our interest rate risk profile.

We conduct a limited amount of business outside the United States. Currently, most transactions are billed and denominated in United States dollars and, consequently, we do not currently have any material exposure to the risk of foreign exchange rate fluctuations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On March 28, 2013, we reported that management had identified a material weakness related to the design over revenue recognition processes as further described in Item 9A of our 2012 Annual Report filed with the SEC on April 15, 2013. The Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our material weakness resulted in a restatement of our consolidated financial statements for the year ended December 31, 2011 and the unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 as further discussed in Note 2 — Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in our 2012 Annual Report.

To remediate the material weakness, we are in the process of implementing a number of measures which include: (2) adopting new revenue recognition processes and controls, (3) expanding revenue recognition training programs, and (4) implementing standardized global contracts. For additional details on our remediation plan, see “Management’s Remediation Initiatives and Changes in Internal Control Over Financial Reporting” included in Item 9A of our 2012 Annual Report. Once these measures are implemented, our processes and controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed as to operating effectiveness.

As of the end of the quarterly period ended March 31, 2013, our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. As part of this evaluation, we have considered whether the internal control deficiencies as discussed above continued to exist. Although we have devoted time and resources toward remediating the material weakness as described above and made progress in that regard, our management has concluded that the internal control deficiencies related to the material weakness had not been remediated as of March 31, 2013. Based on the foregoing, management has concluded that due to the material weakness described in our 2012 Annual Report, our disclosure controls and procedures as defined under Rule 13a-15(e) under the Exchange Act were not effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We expect to continue to undertake changes in our operations and procedures throughout 2013 to remediate the material weakness identified in our 2012 Annual Report.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

On June 25, 2012, Mr. and Mrs. Andre C. Franco (collectively the “Plaintiffs”) filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless (collectively “the Defendants”). The lawsuit arose from a vehicle accident involving the employee in December 2009. The case was settled on April 19, 2013 with no impact to our statement of income. We were fully insured for damages and our defense against this claim was assumed by the insurance carrier.

Item 1A.  Risk Factors

The risk factors included in “Part I – Item 1A – Risk Factors” of the 2012 Annual Report have not materially changed during the quarter ended March 31, 2013.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2013 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2013 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2013 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2013 (1)
(1) Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

Dated: May 10, 2013	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2013 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 10, 2013 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2013 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2013 (1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.