Form 10-Q
period 2013-06-30
USA Mobility, Inc
filed 2013-08-02
CIK 1289945

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

21,646,075 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 26, 2013.

USA MOBILITY, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USA MOBILITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,029	$61,046
Accounts receivable, net	17,935	21,580
Prepaid expenses and other	6,714	5,836
Inventory	2,641	3,257
Escrow receivables	—	275
Deferred income tax assets, net	4,581	3,915

Total current assets	103,900	95,909
Property and equipment, net	21,150	20,809
Goodwill	133,031	133,031
Other intangible assets, net	27,836	30,333
Deferred income tax assets, net	31,838	41,239
Other assets	1,169	1,306

TOTAL ASSETS	$318,924	$322,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,530	$12,659
Accrued compensation and benefits	12,368	17,806
Consideration payable	—	275
Deferred revenue	26,047	29,986

Total current liabilities	48,945	60,726
Deferred revenue	544	693
Other long-term liabilities	9,515	9,789

TOTAL LIABILITIES	59,004	71,208

Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	125,500	125,212
Retained earnings	134,418	126,205

TOTAL STOCKHOLDERS’ EQUITY	259,920	251,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,924	$322,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited and in thousands except share and per share amounts)
Revenues:
Service, rental and maintenance, net of service credits	$36,370	$41,114	$73,777	$83,592
Software revenue and other	15,898	14,847	31,621	29,104

Total revenues	52,268	55,961	105,398	112,696

Operating expenses:
Cost of revenue	5,485	5,216	10,668	10,032
Service, rental and maintenance	12,822	13,892	25,854	28,195
Selling and marketing	6,347	5,919	12,563	11,572
General and administrative	11,885	12,494	25,037	25,663
Severance and restructuring	2	24	2	46
Depreciation, amortization and accretion	3,822	4,606	7,629	9,121

Total operating expenses	40,363	42,151	81,753	84,629

Operating income	11,905	13,810	23,645	28,067
Interest expense, net	(64)	(66)	(128)	(254)
Other (expense) income, net	(75)	436	6	374

Income before income tax expense	11,766	14,180	23,523	28,187
Income tax expense	(4,938)	(5,733)	(9,770)	(11,279)

Net income	$6,828	$8,447	$13,753	$16,908

Basic net income per common share	$0.32	$0.38	$0.63	$0.76

Diluted net income per common share	$0.31	$0.37	$0.63	$0.75

Basic weighted average common shares outstanding	21,644,281	22,130,397	21,666,096	22,118,470

Diluted weighted average common shares outstanding	21,827,149	22,613,517	21,921,742	22,601,603

Cash dividends declared per common share	$0.125	$0.25	$0.25	$0.50

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$13,753	$16,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,629	9,121
Amortization of deferred financing costs	129	129
Deferred income tax expense	8,849	10,728
Amortization of stock based compensation	1,254	442
Provision for doubtful accounts, service credits and other	833	780
Adjustment of non-cash transaction taxes	(251)	(243)
Loss/(Gain) on disposals of property and equipment	167	(146)
Changes in assets and liabilities:
Accounts receivable	2,812	(876)
Prepaid expenses and other assets	(367)	161
Accounts payable and accrued liabilities	(7,578)	(3,160)
Deferred revenue	(4,088)	(85)

Net cash provided by operating activities	23,142	33,759

Cash flows from investing activities:
Purchase of property and equipment	(5,268)	(4,439)
Proceeds from disposals of property and equipment	9	318
Acquisitions, net of cash acquired	—	(3,000)

Net cash used in investing activities	(5,259)	(7,121)

Cash flows from financing activities:
Repayment of debt	—	(28,250)
Cash dividends to stockholders	(6,900)	(11,075)

Net cash used in financing activities	(6,900)	(39,325)

Net increase/(decrease) in cash and cash equivalents	10,983	(12,687)
Cash and cash equivalents, beginning of period	61,046	53,655

Cash and cash equivalents, end of period	$72,029	$40,968

Supplemental disclosure:
Interest paid	$6	$283

Income taxes paid	$831	$936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — USA Mobility, Inc. and subsidiaries (“USA Mobility” or the “Company”), through its indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”) is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. We provide one-way and two-way messaging services. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.

In addition, the Company, through its indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), provides mission critical unified communications solutions for contact centers, emergency management, mobile event notification and Smartphone messaging. The combined product offering is capable of addressing a customer’s mission critical communication needs. Amcom delivers software solutions, which enable seamless, critical communications. Amcom’s unified communications suite (includes solutions for contact centers, emergency management, mobile event notification, and messaging) connects people across a changing complement of communication devices.

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

The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2012, is unaudited. The condensed consolidated balance sheet at December 31, 2012 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements for the year ended December 31, 2012. In management’s opinion, our unaudited condensed consolidated statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Recent and New Accounting Pronouncements — Accounting pronouncements issued or effective during the six months ended June 30, 2013 were not applicable to us and are not anticipated to have an effect on our financial position or statement of income.

(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following for the periods stated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Other receivables	$819	$864
Tax receivables	158	429
Deposits	57	64
Prepaid insurance	398	551
Prepaid rent	181	297
Prepaid repairs and maintenance	762	698
Prepaid taxes	855	508
Prepaid commissions	2,495	1,510
Prepaid inventory	383	278
Prepaid expenses	577	605
Prepaid royalty	29	32

Total prepaid expenses and other	$6,714	$5,836

Prepaid commissions increased by $1.0 million during the six months ended June 30, 2013 due to a change in our commissions plan for the software operations which allows for advanced commission payments.

(6) Inventory — Inventory of $2.6 million and $3.3 million at June 30, 2013 and December 31, 2012, respectively, consisted of third party hardware and software held for resale. We use the first in, first out cost method.

(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended June 30, 2013 and 2012 were $2.4 million and $2.9 million, respectively, and for the six months ended June 30, 2013 and 2012 were $4.8 million and $5.7 million, respectively, for wireless operations; and $1.4 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, and $2.8 million and $3.4 million for the six months ended June 30, 2013 and 2012, respectively, for software operations. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Depreciation	$2,405	$2,813	$4,827	$5,598
Amortization	1,252	1,607	2,497	3,153
Accretion	165	186	305	370

Total depreciation, amortization and accretion	$3,822	$4,606	$7,629	$9,121

(8) Goodwill and Amortizable Intangible Assets — Goodwill at June 30, 2013 and December 31, 2012 was $133.0 million, which is all attributed to our software operations. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. GAAP requires the comparison of the fair

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, all of our goodwill has been assigned to our software segment, which is also deemed to be the reporting unit. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. There were no indicators of impairment for the six months ended June 30, 2013.

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

The gross carrying amount of amortizable intangible assets was $41.9 million at June 30, 2013 and the accumulated amortization was $14.1 million. The net consolidated balance of amortizable intangible assets consisted of the following:

		June 30, 2013
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(5,834)	$19,168
Acquired technology	2 - 4	8,452	(4,928)	3,524
Non-compete agreements	3 - 5	2,800	(2,471)	329
Trademarks	15	5,702	(887)	4,815

Total amortizable intangible assets		$41,956	$(14,120)	$27,836

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining six months ending December 31, 2013	$2,469
For the year ending December 31:
2014	4,866
2015	3,588
2016	3,013
2017	2,880
Thereafter	11,020

Total amortizable intangible assets	$27,836

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Other Assets — Other assets were as follows for the periods stated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Deferred financing costs	$585	$714
Deposits	309	318
Prepaid royalty	140	140
Other assets	135	134

Total other assets	$1,169	$1,306

(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows for the periods stated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Accounts payable	$1,665	$2,205
Accrued network costs	1,575	1,388
Accrued taxes	4,149	4,171
Asset retirement obligations	528	379
Accrued outside services	973	869
Accrued accounting and legal	443	653
Accrued recognition awards	151	294
Accrued other	699	852
Deferred rent	77	88
Escheat liability	25	78
Lease incentive	132	87
Dividends payable for LTIP and to Board of Directors	6	1,484
Royalty payable	107	111

Total accounts payable and accrued liabilities	$10,530	$12,659

Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The issuance of common stock for vested restricted stock units (“RSUs”) awarded under the 2009 Long-term Incentive Plan (“LTIP”) was made on April 19, 2013 and the accumulated dividends earned on the RSUs of $1.5 million as of December 31, 2012 included above in “Dividends payable for LTIP and to Board of Directors” were paid on April 26, 2013.

(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.

At January 1, 2013, we had recognized cumulative asset retirement costs of $1.7 million. During the six months ended June 30, 2013, we recorded an increase of $0.1 million in asset retirement costs for a total of $1.8 million at June 30, 2013. The asset retirement cost additions during the six months ended June 30, 2013 increased paging equipment assets and are being depreciated over the related estimated lives of 54 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2013	$379	$7,557	$7,936
Accretion	(56)	338	282	(1)
Additions	—	75	75
Reclassifications	417	(417)	—
Amounts paid	(212)	—	(212)

Balance at June 30, 2013	$528	$7,553	$8,081

(1)	Difference in accretion is due to accretion on the IMCO royalty payable.

The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2013.

(12) Deferred Revenue — Deferred revenue on a consolidated basis at June 30, 2013 was $26.0 million for the current portion and $0.5 million for the non-current portion. Deferred revenue at June 30, 2013 primarily consisted of unearned maintenance, software license and professional services revenue and customer deposits for installation services related to our software operations. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support. At June 30, 2013, we had received $4.1 million in customer deposits for future installation services. We will recognize revenue when the service or software is delivered and all other revenue recognition criteria have been satisfied.

(13) Long-Term Debt — On November 8, 2011, we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility is September 3, 2015. We may make a London Interbank Offered Rate (“LIBOR”) election for any amount of our debt for a period of one, two or three months at a time; however, we may not have more than five individual LIBOR loans in effect at any given time. We may only exercise the LIBOR rate election for an amount of at least $1.0 million.

Borrowings under this facility are secured by a lien on substantially all of our existing assets, interests in assets and proceeds owned or acquired by us. We had no outstanding borrowings under this revolving credit facility as of June 30, 2013.

We are exposed to changes in interest rates should we have borrowings under the revolving credit facility. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We were in compliance with all of the required financial covenants as of June 30, 2013.

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

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Asset retirement obligations	$7,553	$7,557
Dividends payable — 2011 LTIP	307	186
Escheat liability	651	926
Capital lease payable	31	53
Lease incentive	261	332
Deferred rent	300	341
Royalty payable	412	394

Total other long-term liabilities	$9,515	$9,789

(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.

Changes in Stockholders’ Equity. Changes in stockholders’ equity for the six months ended June 30, 2013 consisted of:

(Dollars in thousands)
Balance at January 1, 2013	$251,419
Net income for the six months ended June 30, 2013	13,753
Cash dividends declared	(5,545)
Amortization of stock based compensation	1,254
Issued, purchased, retired common stock, and other	(961)

Balance at June 30, 2013	$259,920

General. At June 30, 2013 and December 31, 2012, there were 21,644,658 and 21,701,353 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

At June 30, 2013 and 2012, we had no stock options outstanding.

The following table summarizes the activities under the 2012 Equity Plan from inception through June 30, 2013:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	104,075
Less: 2011 LTIP RSUs awarded to eligible employees
Wireless operations	(253,739)
Software operations	(146,867)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(19,409)
Less: Short-Term Incentive Plan (“STIP”) common stock awarded to an eligible employee	(41,702)

Total equity securities available at June 30, 2013	1,837,344

2009 LTIP. On December 31, 2012, the cash and equity awards under the 2009 LTIP vested when the pre-established performance goals were achieved. After the filing of the 2012 Annual Report, the Company converted 258,730 RSUs into shares of common stock under the 2004 Equity Plan on April 19, 2013 and paid $1.5 million in accumulated cash dividends earned on the RSUs to the eligible employees on April 26, 2013. The

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash awards totaling $3.0 million under the 2009 LTIP were also paid to the eligible employees on April 26, 2013. These amounts were reflected in accounts payable and accrued liabilities and accrued compensation and benefits, respectively, as of December 31, 2012.

2011 LTIP. During the first quarter of 2013, our Board of Directors awarded 20,676 RSUs to eligible employees in the software operations, partially offset by 2,781 RSUs forfeited by a former employee in the software operations. During the second quarter of 2013, our Board of Directors awarded 3,518 RSUs to an eligible employee in the software operations. The Board of Directors granted these RSUs under the 2012 Equity Plan pursuant to a Restricted Stock Agreement. At June 30, 2013, 254,379 RSUs were outstanding for the software operations.

On January 22, 2013 (the grant date) and effective for January 1, 2013, our Board of Directors awarded 253,739 RSUs to eligible employees in the wireless operations under the 2011 LTIP. The Board of Directors granted these RSUs under the 2012 Equity Plan pursuant to a Restricted Stock Agreement.

The following table details activities with respect to outstanding RSUs under the 2011 LTIP for the three months ended June 30, 2013:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at April 1, 2013	504,600	$11.21
Granted	3,518	13.70
Vested	—	—
Forfeited	—	—

Non-vested RSUs at June 30, 2013	508,118	$11.23	$3,437	18

On July 23, 2013 (the grant date), the Board of Directors awarded the President and Chief Executive Officer (“CEO”) an additional 138,980 RSUs under the 2011 LTIP pursuant to his amended employment agreement dated July 29, 2013. The RSUs were granted under the 2012 Equity Plan.

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

On July 23, 2013, for the periods of service beginning on July 1, 2013, our Board of Directors approved a change in the non-executive directors’ compensation plan. The non-executive directors will receive restricted stock quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director will receive $60,000 per year of restricted stock ($70,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012 Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. The non-executive directors are required to hold shares of common stock and/or restricted stock equal to three times their annual cash compensation ($135,000 for each non-executive director and $165,000 for the Chair of the Audit Committee) as measured on June 30th of each year. Should the value of the non-executive director’s holdings fall below the established minimum, the non-executive director will be deemed in compliance provided that the non-executive director retain shares equal to the total number of restricted stock granted during the preceding three years. All non-executive directors will have a three year grace period to reach this ownership threshold. In addition to the quarterly restricted stock grants, the non-executive directors will be entitled to cash compensation of $45,000 per year ($55,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.

The following table details information on the restricted stock awarded to or vested by the non-executive directors in 2012 and 2013:

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested	Vesting Date	Restricted Stock Awarded and Outstanding	Cash Dividends Paid(2)
December 31, 2011	January 3, 2012	$13.87	3,785	(3,785)	January 2, 2013	—	$2,839
March 31, 2012	April 2, 2012	13.93	3,769	(3,769)	April 1, 2013	—	2,356
June 30, 2012	July 2, 2012	12.86	4,084	(4,084)	July 1, 2013	—	2,042
September 30, 2012	October 1, 2012	11.87	5,263	—		5,263	—
December 31, 2012	January 2, 2013	11.68	5,350	—		5,350	—
March 31, 2013	April 1, 2013	13.27	4,712	—		4,712	—
June 30, 2013	July 1, 2013	13.57	4,606	—		4,606	—

Total			31,569	(11,638)		19,931	$7,237

(1)	The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.
(2)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.

The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Equity Awards	2013	2012	2013	2012
		(Dollars in thousands)
2009 LTIP	$—	$226	$—	$414
2011 LTIP - Wireless Operations	338	—	676	—
2011 LTIP - Software Operations	230	(273)	458	(77)
Board of Directors Compensation	60	52	120	105

Total stock based compensation	$628	$5	$1,254	$442

The 2009 LTIP vested on December 31, 2012, as such, no stock based compensation was incurred in 2013. The 2011 LTIP was awarded to the eligible employees in the wireless operations effective for January 1, 2013, which resulted in an increase in stock based compensation expense in 2013. The net benefits reflected in the three and six months ended June 30, 2012 for the 2011 LTIP for the software operations resulted from forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details information on the cash dividends declared in 2013 relating to the restricted stock awarded to our non-executive directors:

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Amount
March 4	March 15	March 29	$0.125	$2,308
May 9	May 20	June 25	0.125	2,426

			$0.25	$4,734

Board of Directors Common Stock. No directors have elected common stock in lieu of cash payments for their services during the six month ended June 30, 2013.

Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2013. Cash dividends paid as disclosed in the statements of cash flows for the six months ended June 30, 2013 and 2012 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors and vested RSUs issued to eligible employees under the 2009 LTIP. Cash dividends on the RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 4	March 15	March 29	$0.125	$2,682
		April 26		$1,513	(2)
May 9	May 20	June 25	0.125	$2,705

Total			$0.25	$6,900

(1)	The total payment reflects the cash dividends paid in relation to common stock, vested restricted stock and vested RSUs.
(2)	The payment reflects the accumulated cash dividends earned on vested RSUs associated with the 2009 LTIP.

Future Cash Dividends to Stockholders. On August 1, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of August 19, 2013, and a payment date of September 10, 2013. This cash dividend of approximately $2.7 million will be paid from available cash on hand.

Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. This program has been extended at various times, most recently through December 31, 2013 with a repurchase authority of $25.0 million. We made no common stock repurchases during the six months ended June 30, 2013. There is approximately $17.0 million of common stock repurchase authority remaining under the program as of June 30, 2013.

Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.

Additional Paid-in Capital. For the six months ended June 30, 2013, additional paid-in capital increased by $0.3 million to $125.5 million at June 30, 2013 from $125.2 million at December 31, 2012. The increase in the six months ended June 30, 2013 was due primarily to amortization of stock based compensation and a net settlement of common stock awards under the 2012 STIP and the 2009 LTIP.

Net Income per Common Share. Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock and RSUs, which are treated as contingently issuable shares, using the “treasury stock” method. During the second quarter of 2013, we acquired a total of 108,459 shares of common stock by net settling vested awards under the 2012 STIP and the 2009 LTIP. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of June 30, 2013. The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except share and per share amounts)
Net income	$6,828	$8,447	$13,753	$16,908

Weighted average shares of common stock outstanding	21,644,281	22,130,397	21,666,096	22,118,470
Dilutive effect of restricted stock and RSUs	182,868	483,120	255,646	483,133

Weighted average shares of common stock and common stock equivalents	21,827,149	22,613,517	21,921,742	22,601,603

Net income per common share
Basic	$0.32	$0.38	$0.63	$0.76

Diluted	$0.31	$0.37	$0.63	$0.75

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense was $0.4 million and $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.8 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, for wireless operations. Stock based compensation expense for the software operations was $0.2 million and a net benefit of $0.3 million for the three months ended June 30, 2013 and 2012, respectively, and a net expense of $0.5 million and a net benefit of $0.1 million for the six months ended June 30, 2013 and 2012, respectively. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Operating Expense Category	2013	2012	2013	2012
	(Dollars in thousands)
Service, rental and maintenance	$10	$6	$20	$12
Selling and marketing	17	18	34	34
General and administrative	601	(19)	1,200	396

Total stock based compensation	$628	$5	$1,254	$442

(17) Research and Product Development — Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. Costs incurred after technological feasibility is established and before the product is ready for general release would be capitalized. Costs eligible for capitalization were not material to the consolidated condensed financial statements and were expensed as incurred to service, rental and maintenance expense.

(18) Advertising Costs — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing expenses. We do not

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incur any direct response advertising costs. Advertising expenses were $0.2 million for the three months ended June 30, 2013 and 2012, and $0.4 million and $0.3 million for the six months ended June 30, 2013 and 2012, respectively, for software operations. Wireless operations did not incur any significant advertising costs over these same periods.

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

At June 30, 2013, we had total deferred income tax assets of $155.1 million and a valuation allowance of $118.7 million resulting in an estimated recoverable amount of deferred income tax assets of $36.4 million. This reflected a change from the December 31, 2012 balance of deferred income tax assets of $163.9 million and a valuation allowance of $118.7 million resulting in an estimated recoverable amount of $45.2 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2013 taxable income.

At both June 30, 2013 and December 31, 2012, the balance of the valuation allowance was $118.7 million, respectively, which did not include any valuation allowance for foreign operations.

We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our wireless and software operations. The wireless operations have experienced a continuing decline in revenues and taxable income as subscribers switch to other communication solutions. The software operations have been impacted by the economic uncertainty of the past several years which has impacted customer purchase and implementation decisions. The wireless and software forecasts of taxable income are not sufficient to result in the full realization of our deferred income tax assets.

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.

As of January 1, 2013, we had approximately $391.6 million of Federal net operating losses (“NOLs”) available to offset future taxable income. The estimated 2012 NOL to be utilized is approximately $38.2 million, which is net of the Internal Revenue Code Section 382 (“IRC Section 382”) limitation. The IRC Section 382 limited NOLs as of January 1, 2013 totaled $56.5 million which may be used at a rate of $6.1 million per year.

(20) Related Party Transactions — A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months ended June 30, 2013 and 2012, we incurred $1.0 million, and for the six months ended June 30, 2013 and 2012, we incurred $2.0 million and $2.4 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

Beginning in April 2012, a relative of our CEO is employed as Chief Operating Officer at Teleperformance USA, Inc. (“TPUSA”), a third party provider of customer service support for our wireless operations. We incurred $0.5 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively, in outside services expenses for wireless operations that were included in general and administrative expenses. Our expenses represent less than 1% of the consolidated revenue for TPUSA for the periods listed. We have used the services of TPUSA since March 10, 2003, prior to the relative of the CEO becoming an employee of TPUSA in April 2012.

(21) Commitments and Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 25, 2012, Mr. and Mrs. Andre C. Franco filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless. The lawsuit arose from a vehicle accident involving the employee in December 2009. The case was settled on April 19, 2013 with no impact to our statement of income since we were fully insured for damages and our defense against this claim was assumed by the insurance carrier.

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

We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual STIP. That non-GAAP financial measure is operating cash flow (“OCF”), defined as earnings before interest, taxes, depreciation, amortization and accretion (“EBITDA”) less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). The following table presents the key financial metrics of our segments for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Dollars in thousands)
Revenues:
Wireless	$37,771	$42,783	$76,550	$87,048
Software	14,497	13,178	28,848	25,648

Total revenues	52,268	55,961	105,398	112,696

Operating expenses:
Wireless	25,796	28,872	52,673	58,459
Software	14,567	13,279	29,080	26,170

Total operating expenses	40,363	42,151	81,753	84,629

Operating income (loss):
Wireless	11,975	13,911	23,877	28,589
Software	(70)	(101)	(232)	(522)

Total operating income	$11,905	$13,810	$23,645	$28,067

USA MOBILITY, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Dollars in thousands)
EBITDA (as defined by the Company):
Wireless	$14,355	$16,765	$28,653	$34,258
Software	1,372	1,651	2,621	2,930

Total EBITDA	15,727	18,416	31,274	37,188

% of revenue	30.1%	32.9%	29.7%	33.0%

Capital expenditures:
Wireless	2,816	2,854	5,077	4,373
Software	111	34	191	66

Total capital expenditures	2,927	2,888	5,268	4,439

OCF (as defined by the Company):
Wireless	11,539	13,911	23,576	29,885
Software	1,261	1,617	2,430	2,864

Total OCF	$12,800	$15,528	$26,006	$32,749

% of revenue	24.5%	27.7%	24.7%	29.1%

Segment information for total assets is as follows for the periods stated:

	June 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Wireless(1)	$159,781	$158,261
Software	159,143	164,366

Total assets	$318,924	$322,627

(1)	Includes elimination of $141.6 million in investment in software operations recorded upon the acquisition of Amcom.

Below is a reconciliation of our non-GAAP measure for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Dollars in thousands)
Operating income	$11,905	$13,810	$23,645	$28,067
Plus: Depreciation, amortization and accretion	3,822	4,606	7,629	9,121

EBITDA (as defined by the Company)	15,727	18,416	31,274	37,188
Less: Purchases of property and equipment	(2,927)	(2,888)	(5,268)	(4,439)

OCF (as defined by the Company)	$12,800	$15,528	$26,006	$32,749

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

Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the United States Securities and Exchange Commission (the “SEC”) on April 15, 2013 (the “2012 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.

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

Overview

The following MD&A is intended to help the reader understand the statements of income and financial position of USA Mobility. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2012 Annual Report and our condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to the Condensed Consolidated Financial Statements.

USA Mobility, Inc., a holding company, which, acting through our indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”), is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through our indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), which we acquired on March 3, 2011, we provide mission critical unified communications solutions for contact centers, emergency management, mobile event notification, and Smartphone messaging. Our combined product offerings are capable of addressing a customer’s mission critical communications needs. We provide paging services and selected software solutions in the United States and abroad, in Europe, Australia, Asia and the Middle East. We offer our services and products primarily to three major market segments: healthcare, government, and large enterprise. For both the three and six months ended June 30, 2013, approximately 70% and 30% of our consolidated revenue was generated by our wireless and software operations, respectively.

The following table indicates the revenue by key market segments for the periods stated and illustrates the relative significance of these market segments to our wireless operations.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Market Segment	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
				(Dollars in thousands)
Healthcare	$24,462	64.7%	$25,593	59.8%	$48,995	64.0%	$51,725	59.4%
Government	3,020	8.0%	3,905	9.1%	6,361	8.3%	8,051	9.2%
Large Enterprise	4,330	11.5%	5,350	12.5%	8,888	11.6%	11,000	12.7%
Other	4,542	12.0%	5,964	14.0%	9,324	12.2%	12,193	14.0%

Total Direct	36,354	96.2%	40,812	95.4%	73,568	96.1%	82,969	95.3%
Total Indirect	1,417	3.8%	1,971	4.6%	2,982	3.9%	4,079	4.7%

Total	$37,771	100.0%	$42,783	100.0%	$76,550	100.0%	$87,048	100.0%

Our software operations focus primarily on the healthcare and government market segments, but with a greater emphasis on the healthcare market segment.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Market Segment	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
				(Dollars in thousands)
Healthcare	$10,041	69.3%	$8,672	65.8%	$19,370	67.1%	$16,326	63.7%
Government	1,698	11.7%	1,157	8.8%	3,049	10.6%	2,573	10.0%
Large Enterprise	507	3.5%	586	4.4%	1,680	5.8%	1,183	4.6%
Other (1)	715	4.9%	714	5.5%	1,349	4.7%	1,454	5.7%

Total Direct	12,961	89.4%	11,129	84.5%	25,448	88.2%	21,536	84.0%
Total Indirect	1,536	10.6%	2,049	15.5%	3,400	11.8%	4,112	16.0%

Total	$14,497	100.0%	$13,178	100.0%	$28,848	100.0%	$25,648	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.

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

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of June 30, 2013		As of March 31, 2013		As of June 30, 2012
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,380	95.4%	1,397	94.4%	1,477	93.3%
Indirect	65	4.6%	83	5.6%	106	6.7%

Total	1,445	100.0%	1,480	100.0%	1,583	100.0%

As noted above in the “Overview”, our key market segments are healthcare, government and large enterprise. The following table indicates the percentage of our units in service by key market segments for the periods stated and illustrates the relative significance of these market segments to our wireless operations.

Market Segment	As of June 30, 2013	As of March 31, 2013	As of June 30, 2012
Healthcare	70.9%	68.4%	64.9%
Government	9.1%	10.1%	11.1%
Large Enterprise	8.1%	8.3%	8.9%
Other	7.3%	7.6%	8.4%

Total Direct	95.4%	94.4%	93.3%
Total Indirect	4.6%	5.6%	6.7%

Total	100.0%	100.0%	100.0%

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of June 30, 2013		As of March 31, 2013		As of June 30, 2012
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	47	3.4%	49	3.5%	58	3.9%
4 to 10 Units	28	2.0%	29	2.1%	35	2.3%
11 to 50 Units	67	4.8%	71	5.1%	82	5.6%
51 to 100 Units	45	3.2%	47	3.4%	52	3.6%
101 to 1000 Units	305	22.1%	321	23.0%	356	24.1%
> 1000 Units	888	64.5%	880	62.9%	894	60.5%

Total direct units in service	1,380	100.0%	1,397	100.0%	1,477	100.0%

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

The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of June 30, 2013		As of March 31, 2013		As of June 30, 2012
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,343	92.9%	1,362	92.0%	1,453	91.8%
Two-way messaging	102	7.1%	118	8.0%	130	8.2%

Total	1,445	100.0%	1,480	100.0%	1,583	100.0%

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

The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2013		March 31, 2013		June 30, 2012
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	54	71	42	66	53	84
Indirect	1	19	1	12	2	5

Total	55	90	43	78	55	89

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2013	March 31, 2013	June 30, 2012
1 to 3 Units	(5.1%)	(4.8%)	(5.7%)
4 to 10 Units	(5.3%)	(6.0%)	(6.2%)
11 to 50 Units	(6.4%)	(4.8%)	(4.1%)
51 to 100 Units	(5.3%)	(4.0%)	(2.4%)
101 to 1000 Units	(5.0%)	(3.9%)	(4.7%)
> 1000 Units	1.1%	(0.2%)	(0.3%)

Total direct net unit loss %	(1.3%)	(1.7%)	(2.0%)

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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	June 30, 2013	March 31, 2013	June 30, 2012
Direct	$8.33	$8.40	$8.62
Indirect	6.31	5.85	5.97
Total	8.22	8.25	8.45

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. Gross revenues decreased year over year but at a slower rate than previous years. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The decrease in consolidated ARPU for the quarter ended June 30, 2013 from the quarter ended June 30, 2012 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2013 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2013	March 31, 2013	June 30, 2012
1 to 3 Units	$15.12	$15.22	$15.49
4 to 10 Units	14.29	14.33	14.40
11 to 50 Units	11.96	12.06	12.24
51 to 100 Units	10.42	10.47	10.35
101 to 1000 Units	8.84	8.84	9.01
> 1000 Units	7.19	7.23	7.34

Total direct ARPU	$8.33	$8.40	$8.62

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

Revenue from software operations is included in software revenue and other in the consolidated statements of income. For purposes of MD&A, we break out revenue from software operations into two primary components: operations revenue and maintenance revenue.

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

Maintenance revenue in software operations is for ongoing support of a software application or equipment and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the three months ended June 30, 2013 and 2012 were 99.4% and 98.8%, respectively, and for the six months ended June 30, 2013 and 2012 were 99.0% and 99.2%, respectively.

Revenue from software operations increased by 10.0% and 12.5% for the three and six months ended June 30, 2013, respectively, compared to the same period in 2012 due primarily to an increase in operations revenue as revenue was recognized on larger dollar sales in 2013 as compared to 2012. The breakout of revenue by component from software operations was as follows for the periods stated:

Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Operations revenue	$7,552	$6,695	$15,141	$12,752
Maintenance revenue	6,945	6,483	13,707	12,896

Total software operations revenue	$14,497	$13,178	$28,848	$25,648

On a regular basis, our software operations engage in contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings increased by 3.6% and 8.6% for the three and six months ended June 30, 2013 compared to the same period in 2012, respectively. The increase reflects the continuing success of our expanding software sales force, in both the American and International theaters, in closing business and expanding market penetration with new customers, as well as selling additional solutions to our installed customer base. During the six months ended June 30, 2013, we received orders for our newest software products, Amcom Care Connect and Amcom Critical Test Results Management, as the Company continues to develop additional value to provide to our customers. Amcom Care Connect helps doctors communicate with each other more easily by using the right device at the right time which ultimately improves patient care. Amcom Critical Test Results Management streamlines the communication of critical test results for doctors which also expedites patient care.

The following table summarizes total bookings for the period stated:

Bookings	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Dollars in thousands)
Operations and maintenance new orders	$ 8,566	$ 7,250	$ 17,380	$ 14,294
Maintenance and other recurring revenue	7,060	7,836	12,499	13,208

Total bookings	$15,626	$15,086	$29,879	$27,502

Software operations reported a backlog of $39.6 million at June 30, 2013, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles the Company’s reported backlog at June 30, 2013:

Backlog	June 30, 2013
(Dollars in thousands)
Beginning balance at January 1, 2013	$ 40,626
Bookings	29,879

Available	$ 70,505
Recognized revenue	(28,848)
Other(1)	(2,081)

Total backlog at June 30, 2013	$ 39,576

(1)	Other reflects cancellations and other adjustments related to aged orders not likely to be completed.

Operations — Consolidated

Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management; these operating expenses are categorized as follows:

•

Cost of revenue. These are expenses associated with costs for pagers for the wireless operations and hardware, third-party software, professional services, payroll and related expenses, and various other expenses associated with the software operations for installation and maintenance support.

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

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the three and six months ended June 30, 2013 and 2012, respectively.

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

We have reduced our wireless employee base by approximately 12.2% to 361 full-time equivalent employees (“FTEs”) at June 30, 2013 from 411 FTEs at June 30, 2012. We anticipate continued staffing reductions in 2013 for wireless operations, consistent with the declining subscriber and revenue trends. For our software operations, we expect staffing increases in 2013 to support our revenue growth. The software operations had 298 FTEs at June 30, 2013, an increase of 8.4% from 275 FTEs at June 30, 2012.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Generally, site rent expenses are incurred for each transmitter location. Therefore, site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 4.0% to 4,601 active transmitters at June 30, 2013 from 4,795 active transmitters at June 30, 2012.

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

Statements of Income

Comparison of the Statements of Income for the Three Months Ended June 30, 2013 and 2012

	For the Three Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$36,370	$—	$36,370	$41,114	$—	$41,114	$(4,744)	(11.5%)
Software revenue and other, net	1,401	14,497	15,898	1,669	13,178	14,847	1,051	7.1%

Total	$37,771	$14,497	$52,268	$42,783	$13,178	$55,961	$(3,693)	(6.6%)

Selected operating expenses:
Cost of revenue	$112	$5,373	$5,485	$156	$5,060	$5,216	$269	5.2%
Service, rental and maintenance	10,538	2,284	12,822	11,464	2,428	13,892	(1,070)	(7.7%)
Selling and marketing	2,563	3,784	6,347	2,972	2,947	5,919	428	7.2%
General and administrative	10,201	1,684	11,885	11,426	1,068	12,494	(609)	(4.9%)
Severance and restructuring	2	—	2	—	24	24	(22)	(91.7%)

Total	$23,416	$13,125	$36,541	$26,018	$11,527	$37,545	$(1,004)	(2.7%)

FTEs	361	298	659	411	275	686	(27)	(3.9%)

Active transmitters	4,601	—	4,601	4,795	—	4,795	(194)	(4.0%)

Revenues — Wireless

Our total revenues were $37.8 million and $42.8 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in total revenues reflected the decrease in demand for our wireless services. Service, rental and maintenance revenues, net of $36.4 million and $41.1 million for the three months ended June 30, 2013 and 2012, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Included in software revenue and other, net was $1.4 million and $1.7 million for the three months ended June 30, 2013 and 2012, respectively, of revenues associated with system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$30,246	$33,353
Two-way messaging	4,408	5,264

	$34,654	$38,617

Indirect:
One-way messaging	$956	$1,308
Two-way messaging	454	623

	$1,410	$1,931

Total paging:
One-way messaging	$31,202	$34,661
Two-way messaging	4,862	5,887

Total paging revenue	36,064	40,548
Non-paging revenue	306	566

Total service, rental and maintenance revenues, net	$36,370	$41,114

The table below sets forth units in service and service revenues, the changes in each between the three months ended June 30, 2013 and 2012 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of June 30,			For the Three Months Ended June 30,			Change Due To:
	2013	2012	Change	2013 (1)	2012 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,343	1,453	(110)	$31,202	$34,661	$(3,459)	$(683)	$(2,776)
Two-way messaging	102	130	(28)	4,862	5,887	(1,025)	(97)	(928)

Total	1,445	1,583	(138)	$36,064	$40,548	$(4,484)	$(780)	$(3,704)

(1)	Amounts shown exclude non-paging revenue.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Software revenue and other for software operations was $14.5 million and $13.2 million for the three months ended June 30, 2013 and 2012, respectively, which consisted of operations revenue from software license revenue, professional services revenue, equipment sales, and maintenance revenue. The table below details total software revenue and other for software operations for the periods stated:

Revenue	For the Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Operations revenue	$7,552	$6,695
Maintenance revenue	6,945	6,483

Total software operations revenue	$14,497	$13,178

The increase in operations revenue primarily reflects the recognition of software license and professional services in larger dollar sales in 2013 as compared to 2012.

Operating Expenses — Consolidated

Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$2,917	$2,917	$—	$2,324	$2,324	$593	25.5%
Cost of sales	112	2,021	2,133	156	2,278	2,434	(301)	(12.4%)
Other	—	435	435	—	458	458	(23)	(5.0%)

Total cost of revenue	$112	$5,373	$5,485	$156	$5,060	$5,216	$269	5.2%

FTEs	—	129	129	—	115	115	14	12.2%

As illustrated in the table above, cost of revenue for the three months ended June 30, 2013 increased $0.3 million or 5.2% from the same period in 2012 due to the following variances:

•

Payroll and related — The increase of $0.6 million in payroll and related expenses was due to installment costs associated with the software operations. Total FTEs who performed software installations and provided maintenance support as of June 30, 2013 and 2012 were 129 FTEs and 115 FTEs, respectively.

•

Cost of sales — The decrease of $0.3 million in cost of sales was primarily due to the reduction to software operations’ costs due to lower cost basis for licenses and equipment sales resulted from less utilization of third party products.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$4,237	$—	$4,237	$4,421	$—	$4,421	$(184)	(4.2%)
Telecommunications	1,885	—	1,885	2,346	—	2,346	(461)	(19.7%)
Payroll and related	3,395	1,679	5,074	3,625	1,735	5,360	(286)	(5.3%)
Stock based compensation	10	—	10	6	—	6	4	66.7%
Other	1,011	605	1,616	1,066	693	1,759	(143)	(8.1%)

Total service, rental and maintenance	$10,538	$2,284	$12,822	$11,464	$2,428	$13,892	$(1,070)	(7.7%)

FTEs	143	58	201	157	64	221	(20)	(9.0%)

As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2013 decreased $1.1 million or 7.7% from the same period in 2012 due to the following variances:

•

Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations required for the wireless operations. Active transmitters declined 4.0% in the second quarter of 2013 from the same period in 2012.

•

Telecommunications — The decrease of $0.5 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2013 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.3 million was due to reductions of $0.2 million and $0.1 million in payroll and related expenses for wireless and software operations, respectively. Wireless operations FTEs decreased by 14 FTEs to 143 FTEs at June 30, 2013 from 157 FTEs at June 30, 2012. Software operations FTEs decreased by 6 FTEs to 58 FTEs at June 30, 2013 from 64 FTEs at June 30, 2012.

•

Other — The decrease of $0.1 million in other expenses was due primarily to lower outside services expenses, training expenses and various other miscellaneous expenses for the software operations of $88,000, and lower outside services expenses and repair and maintenance expenses for the wireless operations of $55,000.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
				(Dollars in thousands)
Payroll and related	$1,524	$2,148	$3,672	$1,912	$1,632	$3,544	$128	3.6%
Commissions	791	728	1,519	824	519	1,343	176	13.1%
Stock based compensation	17	—	17	18	—	18	(1)	(5.6%)
Other	231	908	1,139	218	796	1,014	125	12.3%

Total selling and marketing	$2,563	$3,784	$6,347	$2,972	$2,947	$5,919	$428	7.2%

FTEs	74	82	156	88	66	154	2	1.3%

As indicated in the table above, selling and marketing expenses for the three months ended June 30, 2013 increased by $0.4 million, or 7.2%, from the same period in 2012. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased by $0.1 million for the three months ended June 30, 2013 compared to the same period in 2012 due to the increase of payroll and related expenses of $0.5 million for the software operations, offset by a reduction of $0.4 million in payroll and related expenses for the wireless operations due to headcount reductions of 14 FTEs to 74 FTEs at June 30, 2013 from 88 FTEs at June 30, 2012. Software operations FTEs increased by 16 FTEs to 82 FTEs at June 30, 2013 from 66 FTEs at June 30, 2012.

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

Commission expenses increased by $0.2 million for the three months ended June 30, 2013 compared to the same period in 2012 due primarily to an increase in commission expenses for software operations due to the higher revenue in 2013.

Other expenses increased by $0.1 million for the three months ended June 30, 2013 compared to the same period in 2012 due primarily to increases in outside services of $65,000 and travel and entertainment expenses of $40,000 for the software operations.

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$4,667	$995	$5,662	$5,148	$824	$5,972	$(310)	(5.2%)
Stock based compensation	371	230	601	254	(273)	(19)	620	(3263.2%)
Bad debt	189	76	265	171	99	270	(5)	(1.9%)
Facility rent	479	360	839	542	326	868	(29)	(3.3%)
Telecommunications	245	98	343	341	102	443	(100)	(22.6%)
Outside services	1,864	247	2,111	2,347	111	2,458	(347)	(14.1%)
Taxes, licenses and permits	1,151	15	1,166	1,367	59	1,426	(260)	(18.2%)
Other	1,235	(337)	898	1,256	(180)	1,076	(178)	(16.5%)

Total general and administrative	$10,201	$1,684	$11,885	$11,426	$1,068	$12,494	$(609)	(4.9%)

FTEs	144	29	173	166	30	196	(23)	(11.7%)

As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2013 decreased by $0.6 million, or 4.9%, from the same period in 2012 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.3 million due primarily to lower payroll and related expenses of $0.5 million for wireless operations reflecting headcount reductions of 22 FTEs to 144 FTEs at June 30, 2013 from 166 FTEs at June 30, 2012 for wireless operations, partially offset by higher payroll and related expenses of $0.2 million for software operations despite a reduction of 1 FTEs to 29 FTEs at June 30, 2013 from 30 FTEs at June 30, 2012. The increase in payroll and related expenses for the software operations is primarily due to more senior level positions in 2013 than 2012 and due to the benefit in 2012 to payroll and related expense for forfeitures under the 2012 Short-Term Incentive Plan (“STIP”) associated with the departure of former executives in the software operations.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 15). Stock based compensation expenses increased by $0.6 million due to higher amortization of compensation expense of $0.1 million related to the 2011 Long-Term Incentive Plan (“LTIP”) for the wireless operations during the three months ended June 30, 2013 compared to the same period in 2012 since the 2011 LTIP award was effective on January 1, 2013 while 2012 included amortization of compensation expense for the 2009 LTIP. Stock based compensation expenses increased by $0.5 million for the software operations for the three months ended June 30, 2013 compared to the same period in 2012 due to the net benefit to stock based compensation in 2012 related to the forfeiture under the 2011 LTIP associated with the departure of former executives in the software operations.

•

Telecommunications — The decrease of $0.1 in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside services expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The decrease of $0.3 million in outside services expenses was due primarily to lower professional services of

$0.4 million for wireless operations, partially offset by higher professional services of $0.1 million for software operations for the three months ended June 30, 2013 compared to the same period in 2012.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.3 million was primarily due to lower universal service fund (“USF”) fees of $0.2 million and lower transactional taxes of $0.1 million due to the resolution of various state and local tax audits at amounts lower than the originally estimated liabilities for the wireless operations.

•

Other — The decrease of $0.2 million in other expenses was due primarily to an increase in net credits of $0.1 million for the software operations shared costs that have been allocated to cost of revenue, service, rental and maintenance and selling and marketing categories and a decrease in office expenses of $47,000 for the software operations.

Severance and Restructuring. We incurred severance and restructuring expenses of $2,000 for the three months ended June 30, 2013 compared to $24,000 for the same period in 2012 for lease restructuring.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.8 million for the three months ended June 30, 2013 compared to $4.6 million for the same period in 2012. There was $0.3 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.1 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, and $0.4 million in lower amortization expense for the software operations. Depreciation, amortization and accretion expenses for software operations represented $1.4 million of the total $3.8 million in depreciation, amortization and accretion expenses for the three months end June 30, 2013 and $1.7 million of the total $4.6 million in depreciation, amortization and accretion expenses for the three months ended June 30, 2012.

Interest Expense, Net; Other (Expense) Income, Net and Income Tax Expense

Interest Expense, Net. Net interest expense remains constant at $0.1 million for the three months ended June 30, 2013 from $0.1 million for the same period in 2012.

Other (Expense) Income, Net. Net other expense increased to $0.1 million for the three months ended June 30, 2013 from a net income of $0.4 million for the same period in 2012. The increase in expense in 2013 was primarily due to a net loss on asset disposals (mainly peripherals) compared to a net gain on asset disposals (mainly land) in 2012 in our wireless operations.

Income Tax Expense. Income tax expense for the three months ended June 30, 2013 was $4.9 million, a decrease of $0.8 million from the $5.7 million income tax expense for the same period in 2012 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of June 30, 2013. The following is the effective tax rate reconciliation for the three months ended June 30, 2013 and 2012, respectively:

	For the Three Months Ended June 30,
	2013		2012
	(Dollars in thousands)
Income before income tax expense	$11,766		$14,180

Income tax expense at the Federal statutory rate	$4,118	35.0%	$4,963	35.0%
State income taxes, net of Federal benefit	498	4.2%	444	3.1%
Change in valuation allowance	—	0.0%	(27)	(0.2%)
State income tax audit	—	0.0%	248	1.8%
Other	322	2.8%	105	0.7%

Income tax expense	$4,938	42.0%	$5,733	40.4%

The increase in the effective tax rate for the three months ended June 30, 2013 results from an increase in state income taxes and items that are not deductible for income tax purposes.

Statements of Income

Comparison of the Statements of Income for the Six Months Ended June 30, 2013 and 2012

	For the Six Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
				(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$73,777	$—	$73,777	$83,592	$—	$83,592	$(9,815)	(11.7%)
Software revenue and other, net	2,773	28,848	31,621	3,456	25,648	29,104	2,517	8.6%

Total	$76,550	$28,848	$105,398	$87,048	$25,648	$112,696	$(7,298)	(6.5%)

Selected operating expenses:
Cost of revenue	$107	$10,561	$10,668	$329	$9,703	$10,032	$636	6.3%
Service, rental and maintenance	21,367	4,487	25,854	23,498	4,697	28,195	(2,341)	(8.3%)
Selling and marketing	5,039	7,524	12,563	6,020	5,552	11,572	991	8.6%
General and administrative	21,382	3,655	25,037	22,934	2,729	25,663	(626)	(2.4%)
Severance and restructuring	2	—	2	9	37	46	(44)	(95.7%)

Total	$47,897	$26,227	$74,124	$52,790	$22,718	$75,508	$(1,384)	(1.8%)

FTEs	361	298	659	411	275	686	(27)	(3.9%)

Active transmitters	4,601	—	4,601	4,795	—	4,795	(194)	(4.0%)

Revenues — Wireless

Our total revenues were $76.6 million and $87.0 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in total revenues reflected the decrease in demand for our wireless services. Service, rental and maintenance revenues, net of $73.8 million and $83.6 million for the six months ended June 30, 2013 and 2012, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Included in software revenue and other, net was $2.8 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively, of revenues associated with system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$61,183	$67,615
Two-way messaging	8,969	10,824

	$70,152	$78,439

Indirect:
One-way messaging	$1,979	$2,711
Two-way messaging	984	1,273

	$2,963	$3,984

Total paging:
One-way messaging	$63,162	$70,326
Two-way messaging	9,953	12,097

Total paging revenue	73,115	82,423
Non-paging revenue	662	1,169

Total service, rental and maintenance revenues, net	$73,777	$83,592

The table below sets forth units in service and service revenues, the changes in each between the six months ended June 30, 2013 and 2012 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of June 30,			For the Six Months Ended June 30,			Change Due To:
	2013	2012	Change	2013(1)	2012(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,343	1,453	(110)	$63,162	$70,326	$(7,164)	$(1,320)	$(5,844)
Two-way messaging	102	130	(28)	9,953	12,097	(2,144)	(146)	(1,998)

Total	1,445	1,583	(138)	$73,115	$82,423	$(9,308)	$(1,466)	$(7,842)

(1)	Amounts shown exclude non-paging revenue.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.

Revenues — Software

Software revenue and other for software operations was $28.8 million and $25.6 million for the six months ended June 30, 2013 and 2012, respectively, which consisted of operations revenue from software license revenue, professional services revenue, equipment sales, and maintenance revenue. The table below details total software revenue and other for software operations for the periods stated:

Revenue	For the Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Operations revenue	$15,141	$12,752
Maintenance revenue	13,707	12,896

Total software operations revenue	$28,848	$25,648

The increase in operations revenue primarily reflects the recognition of software license and professional services in larger dollar sales in 2013 as compared to 2012.

Operating Expenses — Consolidated

Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Six Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
				(Dollars in thousands)
Payroll and related	$—	$5,755	$5,755	$—	$4,692	$4,692	$1,063	22.7%
Cost of sales	107	3,916	4,023	329	4,142	4,471	(448)	(10.0%)
Other	—	890	890	—	869	869	21	2.4%

Total cost of revenue	$107	$10,561	$10,668	$329	$9,703	$10,032	$636	6.3%

FTEs	—	129	129	—	115	115	14	12.2%

As illustrated in the table above, cost of revenue for the six months ended June 30, 2013 increased $0.6 million or 6.3% from the same period in 2012 due to the following variances:

•

Payroll and related — The increase of $1.1 million in payroll and related expenses was due to installment costs associated with the software operations. Total FTEs who performed software installations and provided maintenance support as of June 30, 2013 and 2012 were 129 FTEs and 115 FTEs, respectively.

•

Cost of sales — The decrease of $0.4 million in cost of sales was primarily due to the reduction to wireless operations’ costs of $0.2 million related primarily to a credit issued for a previously reported cost of a systems sale and due to the reduction to software operations’ costs of $0.2 million due to lower cost basis for licenses and equipment sales resulted from less utilization of third party products.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Six Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$8,472	$—	$8,472	$9,212	$—	$9,212	$(740)	(8.0%)
Telecommunications	3,774	—	3,774	4,658	—	4,658	(884)	(19.0%)
Payroll and related	6,945	3,332	10,277	7,444	3,445	10,889	(612)	(5.6%)
Stock based compensation	20	—	20	12	—	12	8	66.7%
Other	2,156	1,155	3,311	2,172	1,252	3,424	(113)	(3.3%)

Total service, rental and maintenance	$21,367	$4,487	$25,854	$23,498	$4,697	$28,195	$(2,341)	(8.3%)

FTEs	143	58	201	157	64	221	(20)	(9.0%)

As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2013 decreased $2.3 million or 8.3% from the same period in 2012 due to the following variances:

•

Site rent — The decrease of $0.7 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations required for the wireless operations. Active transmitters declined 4.0% in the six months ended in June 30, 2013 from the same period in 2012.

•

Telecommunications — The decrease of $0.9 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2013 for our wireless operations.

•

Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.6 million was due to reductions of $0.5 million and $0.1 million in payroll and related expenses for wireless and software operations, respectively. Wireless operations FTEs decreased by 14 FTEs to 143 FTEs at June 30, 2013 from 157 FTEs at June 30, 2012. Software operations FTEs decreased by 6 FTEs to 58 FTEs at June 30, 2013 from 64 FTEs at June 30, 2012.

•	Other — The decrease of $0.1 million in other expenses was due primarily to lower outside services expenses of $57,000 and training expenses of $32,000 for the software operations.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Six Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$3,111	$4,155	$7,266	$3,972	$3,131	$7,103	$163	2.3%
Commissions	1,422	1,484	2,906	1,546	1,050	2,596	310	11.9%
Stock based compensation	34	—	34	34	—	34	—	0.0%
Other	472	1,885	2,357	468	1,371	1,839	518	28.2%

Total selling and marketing	$5,039	$7,524	$12,563	$6,020	$5,552	$11,572	$991	8.6%

FTEs	74	82	156	88	66	154	2	1.3%

As indicated in the table above, selling and marketing expenses for the six months ended June 30, 2013 increased by $1.0 million, or 8.6%, from the same period in 2012. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.2 million for the six months ended June 30, 2013 compared to the same period in 2012 due to the increase of payroll and related expenses of $1.0 million for the software operations, offset by a reduction of $0.8 million in payroll and related expenses for the wireless operations due to headcount reductions of 14 FTEs to 74 FTEs at June 30, 2013 from 88 FTEs at June 30, 2012. Software operations FTEs increased by 16 FTEs to 82 FTEs at June 30, 2013 from 66 FTEs at June 30, 2012.

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

Commission expenses increased by $0.3 million for the six months ended June 30, 2013 compared to the same period in 2012 due primarily to an increase in commission expenses for software operations of $0.4 million, partially offset by a reduction of commission expenses for wireless operations of $0.1 million in line with the revenue and subscriber erosion.

Other expenses increased by $0.5 million for the six months ended June 30, 2013 compared to the same period in 2012 due primarily to increases in travel and entertainment expenses of $0.2 million, advertising expenses of $0.1 million and other miscellaneous expenses, net of $0.2 million for the software operations.

General and Administrative. General and administrative expenses consisted of the following items:

	For the Six Months Ended June 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
Payroll and related	$9,390	$2,298	$11,688	$10,443	$2,019	$12,462	$(774)	(6.2%)
Stock based compensation	742	458	1,200	473	(77)	396	804	203.0%
Bad debt	383	157	540	348	156	504	36	7.1%
Facility rent	964	719	1,683	999	675	1,674	9	0.5%
Telecommunications	526	192	718	682	173	855	(137)	(16.0%)
Outside services	4,608	580	5,188	4,665	240	4,905	283	5.8%
Taxes, licenses and permits	2,376	23	2,399	2,855	72	2,927	(528)	(18.0%)
Other	2,393	(772)	1,621	2,469	(529)	1,940	(319)	(16.4%)

Total general and administrative	$21,382	$3,655	$25,037	$22,934	$2,729	$25,663	$(626)	(2.4%)

FTEs	144	29	173	166	30	196	(23)	(11.7%)

As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2013 decreased by $0.6 million, or 2.4%, from the same period in 2012 due to the following variances:

•

Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, collections, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.8 million due primarily to lower payroll and related expenses of $1.1 million for wireless operations reflecting headcount reductions of 22 FTEs to 144 FTEs at June 30, 2013 from 166 FTEs at June 30, 2012 for wireless operations, partially offset by higher payroll and related expenses of $0.3 million for software operations despite a reduction of 1 FTEs to 29 FTEs at June 30, 2013 from 30 FTEs at June 30, 2012. The increase in payroll and related expenses for the software operations is primarily due to more senior level positions in 2013 than 2012 and due to the benefit in 2012 to payroll and related expense for forfeitures under the 2012 STIP associated with the departure of former executives in the software operations.

•

Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 15). Stock based compensation expenses increased by $0.8 million due to higher amortization of compensation expense of $0.3 million related to the 2011 LTIP for the wireless operations during the six months ended June 30, 2013 compared to the same period in 2012 since the 2011 LTIP award was effective on January 1, 2013 while 2012 included amortization of compensation expense for the 2009 LTIP. Stock based compensation expenses increased by $0.5 million for the software operations for the six months ended June 30, 2013 compared to the same period in 2012 due to the net benefit to stock based compensation in 2012 related to the forfeiture under the 2011 LTIP associated with the departure of former executives in the software operations.

•

Telecommunications — The decrease of $0.1 million in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•

Outside services — Outside services expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The increase of $0.3 million in outside services expenses was due primarily to higher professional services for the six months ended June 30, 2013 compared to the same period in 2012 for software operations.

•

Taxes, licenses and permits — Tax, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.5 million was primarily due to lower USF fees of $0.3 million and lower transactional taxes of $0.2 million due to the resolution of various state and local tax audits at amounts lower than the originally estimated liabilities for the wireless operations.

•

Other — The decrease of $0.3 million in other expenses was due primarily to an increase in net credits of $0.2 million for the software operations shared costs that have been allocated to cost of revenue, service, rental and maintenance and selling and marketing categories, and a decrease in office expenses of $0.1 million for the software operations.

Severance and Restructuring. We incurred severance and restructuring expenses of $2,000 for the six months ended June 30, 2013 compared to $46,000 for the same period in 2012.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $7.6 million for the six months ended June 30, 2013 compared to $9.1 million for the same period in 2012. There was $0.6 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.2 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, and $0.7 million in lower amortization expense for the software operations. Depreciation, amortization and accretion expenses for software operations represented $2.9 million of the total $7.6 million in depreciation, amortization and accretion expenses for the six months end June 30, 2013 and $3.4 million of the total $9.1 million in depreciation, amortization and accretion expenses for the six months ended June 30, 2012.

Interest Expense, Net; Other Income, Net and Income Tax Expense

Interest Expense, Net. Net interest expense decreased to $0.1 million for the six months ended June 30, 2013 from $0.3 million for the same period in 2012. This decrease was primarily due to less interest on debt associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012.

Other Income, Net. Net other income decreased to $6,000 for the six months ended June 30, 2013 from $0.4 million for the same period in 2012. The decrease in income in 2013 was primarily due to a net loss of $0.2 million on asset disposals compared to a net gain of $0.2 million on asset disposals in 2012 in our wireless operations.

Income Tax Expense. Income tax expense for the six months ended June 30, 2013 was $9.8 million, a decrease of $1.5 million from the $11.3 million income tax expense for the same period in 2012 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of June 30, 2013. The following is the effective tax rate reconciliation for the six months ended June 30, 2013 and 2012, respectively:

	For the Six Months Ended June 30,
	2013		2012
	(Dollars in thousands)
Income before income tax expense	$23,523		$28,187

Income tax expense at the Federal statutory rate	$8,233	35.0%	$9,865	35.0%
State income taxes, net of Federal benefit	981	4.2%	896	3.2%
Change in valuation allowance	—	0.0%	(27)	(0.1%)
State income tax audit	—	0.0%	248	0.9%
Other	556	2.3%	297	1.0%

Income tax expense	$9,770	41.5%	$11,279	40.0%

The increase in the effective tax rate for the six months ended June 30, 2013 results from an increase in state income taxes and items that are not deductible for income tax purposes.

Liquidity and Capital Resources — Consolidated

Cash and Cash Equivalents

At June 30, 2013, we had cash and cash equivalents of $72.0 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

We intend to use our cash on hand to provide working capital, to support operations, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund acquisitions of assets of other businesses that we believe will provide a measure of growth or revenue stability while supporting our operating structure.

Overview

In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability on our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of June 30, 2013, our available cash on hand was $72.0 million and our available borrowing capacity under our revolving credit facility was approximately $40.0 million (see “Borrowings” below).

Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2013, should be adequate to meet anticipated cash requirements for both our wireless and software operations for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Six Months Ended June 30,		Change Between 2013 and 2012
	2013	2012
	(Dollars in thousands)
Net cash provided by operating activities	$ 23,142	$ 33,759	$ (10,617)
Net cash used in investing activities	(5,259)	(7,121)	(1,862)
Net cash used in financing activities	(6,900)	(39,325)	(32,425)

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

	For the Six Months Ended June 30,		Change Between 2013 and 2012
	2013	2012
	(Dollars in thousands)
Cash received from customers	$ 104,889	$ 112,706	$ (7,817)

Cash paid for —
Payroll and related costs	43,195	37,458	5,737
Site rent costs	8,460	9,441	(981)
Telecommunication costs	4,268	5,353	(1,085)
Interest costs	6	127	(121)
Other operating costs	25,818	26,568	(750)

	81,747	78,947	2,800

Net cash provided by operating activities	$ 23,142	$ 33,759	$ (10,617)

Net cash provided by operating activities decreased $10.6 million for the six months ended June 30, 2013 compared to the same period in 2012 due to lower cash received from customers by $7.8 million and an increase in cash paid for operating activities by $2.8 million. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease of $7.8 million was due to lower revenue of $7.3 million, lower deferred revenue of $4.1 million and lower accrued sales taxes of $0.2 million, partially offset by lower accounts receivable of $3.8 million.

The increase in cash paid for operating activities of $2.8 million was as follows:

•

Cash payments for payroll and related costs increased by $5.7 million due to higher costs of $2.7 million in payroll and related costs for wireless operations primarily due to the payment of the cash award under the 2009 LTIP during the second quarter of 2013 and higher payroll costs of $3.0 million for software operations, in line with headcount trends.

•

Cash payments for site rent costs decreased $1.0 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2013 for wireless operations.

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

•

Cash payments for other operating costs decreased $0.7 million. The decrease was due primarily to lower taxes, licenses and permits costs of $0.5 million, lower repair and maintenance costs of $0.2 million, lower office costs of $0.1 million and lower various other costs of $0.3 million, partially offset by higher travel and entertainment costs of $0.2 million and outside services costs of $0.2 million.

Net Cash Used In Investing Activities. Net cash used in investing activities decreased $1.9 million for the six months ended June 30, 2013 compared to the same period in 2012 due to lower acquisition costs of $3.0 million in the six months ended in June 30, 2013 from the same period in 2012, partially offset by higher capital expenses for property and equipment for both operations of $1.1 million.

Net Cash Used In Financing Activities. Net cash used in financing activities decreased $32.4 million for the six months ended June 30, 2013 from the same period in 2012 due to the prepayment of debt of $28.2 million during the six months ended June 30, 2012. In addition, we paid $4.2 million less in cash dividends to the stockholders during the six months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, we paid a total of $5.4 million (or $0.25 per share of common stock) in quarterly cash dividends and accumulated cash dividends of $1.5 million earned on vested RSUs associated with 2009 LTIP compared to $11.1 million (or $0.50 per share of common stock) in quarterly cash dividends for the same period.

Future Cash Dividends to Stockholders. On August 1, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of August 19, 2013, and a payment date of September 10, 2013. This cash dividend of approximately $2.7 million will be paid from available cash on hand.

Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program to repurchase our common stock in the open market. Credit Suisse Securities (USA) LLC administers such purchases. We expect to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.

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

We made no common stock repurchases during the six months ended June 30, 2013. (See Note 15 for further discussion on our common stock repurchase program.)

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

At June 30, 2013, we had no outstanding debt. (See Note 13 for further discussion on our long-term debt.)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We were in compliance with all of the required financial covenants as of June 30, 2013.

Commitments and Contingencies

Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended June 30, 2013 and 2012 was approximately $4.5 million and $4.7 million, respectively, and for the six months ended June 30, 2013 and 2012 was approximately $9.1 million and $9.8 million, respectively, for the wireless operations. Total rent expense under operating leases for the three months ended June 30, 2013 and 2012 was $0.3 million and for the six months ended June 30, 2013 and 2012 was approximately $0.7 million and $0.6 million, respectively, for the software operations.

Other Commitments. We have various Letter of Credits (“LOCs”) outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits of $0.1 million related to the LOCs are included within other assets on the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

Contingencies. See Note 21 for further discussion on our contingencies.

Related Party Transactions

See Note 20 for further discussion on our related party transactions.

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

	For the Three Months Ended June 30,
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total
	(Dollars in thousands)
Operating income (loss)	$11,975	$(70)	$11,905	$13,911	$(101)	$13,810
Plus: Depreciation, amortization and accretion	2,380	1,442	3,822	2,854	1,752	4,606

EBITDA (as defined by the Company)	14,355	1,372	15,727	16,765	1,651	18,416
Less: Purchases of property and equipment	(2,816)	(111)	(2,927)	(2,854)	(34)	(2,888)

OCF (as defined by the Company)	$11,539	$1,261	$12,800	$13,911	$1,617	$15,528

	For the Six Months Ended June 30,
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total
	(Dollars in thousands)
Operating income (loss)	$23,877	$(232)	$23,645	$28,589	$(522)	$28,067
Plus: Depreciation, amortization and accretion	4,776	2,853	7,629	5,669	3,452	9,121

EBITDA (as defined by the Company)	28,653	2,621	31,274	34,258	2,930	37,188
Less: Purchases of property and equipment	(5,077)	(191)	(5,268)	(4,373)	(66)	(4,439)

OCF (as defined by the Company)	$23,576	$2,430	$26,006	$29,885	$2,864	$32,749

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Long-term Debt

As of June 30, 2013, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available debt capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On March 28, 2013, we reported that management had identified a material weakness related to the design over revenue recognition processes as further described in Item 9A of our 2012 Annual Report filed with the SEC on April 15, 2013. The Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 5 defines a material weakness as a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Our material weakness resulted in a restatement of our consolidated financial statements for the year ended December 31, 2011 and the unaudited interim financial statements for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 as further discussed in Note 2 – Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in our 2012 Annual Report.

To remediate the material weakness, we are in the process of implementing a number of measures which include: (1) staffing and organizational changes, (2) adopting new revenue recognition processes and controls, (3) expanding revenue recognition training programs, and (4) implementing standardized global contracts. For additional details on our remediation plan, see “Management’s Remediation Initiatives and Changes in Internal Control Over Financial Reporting” included in Item 9A of our 2012 Annual Report. Once these measures are implemented, our processes and controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed as to operating effectiveness.

As of the end of the quarterly period ended June 30, 2013, our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. As part of this evaluation, we have considered whether the internal control deficiencies as discussed above continued to exist. Although we have devoted time and resources toward remediating the material weakness as described above and made progress in that regard, our management has concluded that the internal control deficiencies related to the material weakness had not been remediated as of June 30, 2013. Based on the foregoing, management has concluded that due to the material weakness described in our 2012 Annual Report, our disclosure controls and procedures as defined under Rule 13a-15(e) under the Exchange Act were not effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We expect to continue to undertake changes in our operations and procedures throughout 2013 to remediate the material weakness identified in our 2012 Annual Report.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

On June 25, 2012, Mr. and Mrs. Andre C. Franco filed a lawsuit in the Circuit Court for Montgomery County, Maryland against Metrocall, Inc. (now USA Mobility Wireless, Inc. “Wireless”), and an employee of Wireless. The lawsuit arose from a vehicle accident involving the employee in December 2009. The case was settled on April 19, 2013 with no impact to our statement of income since we were fully insured for damages and our defense against this claim was assumed by the insurance carrier.

Item 1A.  Risk Factors

The risk factors included in “Part I – Item 1A – Risk Factors” of the 2012 Annual Report have not materially changed during the quarter ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases made by the Company during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
				(Dollars in thousands)
Beginning Balance				$16,964
April 1 through April 30, 2013 (2)	108,459	$12.92	—	16,964
May 1 through May 31, 2013	—	—	—	16,964
June 1 through June 30, 2013	—	—	—	16,964

Total	108,459	$12.92	—

(1)

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

(2)	On April 23, 2013, we purchased a total of 108,459 shares of common stock at a price of $12.92 per share by net settling vested awards under the 2012 STIP and the 2009 LTIP.

Item 5.  Other Information

Based upon the required market capitalization criteria at June 30, 2013, we determined that we will remain an accelerated filer for the current year.

On July 23, 2013 (the grant date), the Board of Directors awarded the President and Chief Executive Officer (“CEO”) an additional 138,980 RSUs under the 2011 LTIP pursuant to his amended employment agreement dated July 29, 2013 (see Exhibit 10.6). In addition, as part of the amended employment agreement, the CEO agreed to extend the term of his employment from December 31, 2014 to December 31, 2017. The CEO also agreed to reduce his annual STIP compensation target from 200 percent of his base salary of $600,000 (payable 50 percent in cash and 50 percent in equity) to 100 percent of his base salary with all of the STIP compensation payable in cash.

Item 6.  Exhibits

Exhibit No.	Description
10.1	USA Mobility Inc. 2009 Long-Term Incentive Plan(1)

10.2	USA Mobility Inc. 2010 Short-Term Incentive Plan(1)

10.3	USA Mobility Inc. 2011 Short-Term Incentive Plan(1)

10.4	USA Mobility Inc. 2012 Short-Term Incentive Plan(1)

10.5	USA Mobility Inc. 2013 Short-Term Incentive Plan(1) (2)

10.6	First Amendment to the Second Amended and Restated Employment Agreement dated as of July 29, 2013(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 2, 2013(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 2, 2013(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 2, 2013(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 2, 2013(1)

(1)	Filed herewith.
(2)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA MOBILITY, INC.

Dated: August 2, 2013	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	USA Mobility Inc. 2009 Long-Term Incentive Plan(1)

10.2	USA Mobility Inc. 2010 Short-Term Incentive Plan(1)

10.3	USA Mobility Inc. 2011 Short-Term Incentive Plan(1)

10.4	USA Mobility Inc. 2012 Short-Term Incentive Plan(1)

10.5	USA Mobility Inc. 2013 Short-Term Incentive Plan(1) (2)

10.6	First Amendment to the Second Amended and Restated Employment Agreement dated as of July 29, 2013(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 2, 2013(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 2, 2013(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 2, 2013(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 2, 2013(1)

(1)	Filed herewith.
(2)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*	The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to USA Mobility, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.