Form 10-Q
period 2013-09-30
USA Mobility, Inc
filed 2013-11-06
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
21,652,341 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of November 1, 2013.

USA MOBILITY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
USA MOBILITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,982	$61,046
Accounts receivable, net	17,114	21,580
Prepaid expenses and other	6,156	5,836
Inventory	2,544	3,257
Escrow receivables	—	275
Deferred income tax assets, net	3,817	3,915
Total current assets	112,613	95,909
Property and equipment, net	21,247	20,809
Goodwill	133,031	133,031
Other intangible assets, net	26,584	30,333
Deferred income tax assets, net	29,765	41,239
Other assets	1,123	1,306
TOTAL ASSETS	$324,363	$322,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$10,805	$12,659
Accrued compensation and benefits	11,863	17,806
Consideration payable	—	275
Deferred revenue	27,966	29,986
Total current liabilities	50,634	60,726
Deferred revenue	421	693
Other long-term liabilities	9,469	9,789
TOTAL LIABILITIES	60,524	71,208
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	126,432	125,212
Retained earnings	137,405	126,205
TOTAL STOCKHOLDERS’ EQUITY	263,839	251,419
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$324,363	$322,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited and in thousands except share and per share amounts)
Revenues:
Service, rental and maintenance, net of service credits	$35,541	$39,795	$109,318	$123,387
Software revenue and other	14,128	15,321	45,749	44,425
Total revenues	49,669	55,116	155,067	167,812
Operating expenses:
Cost of revenue	5,359	5,105	16,027	15,137
Service, rental and maintenance	12,552	13,731	38,406	41,926
Selling and marketing	6,235	6,043	18,798	17,615
General and administrative	12,131	12,466	37,168	38,129
Severance and restructuring	—	—	2	46
Depreciation, amortization and accretion	3,858	4,724	11,487	13,845
Total operating expenses	40,135	42,069	121,888	126,698
Operating income	9,534	13,047	33,179	41,114
Interest expense, net	(68)	(64)	(196)	(318)
Other income, net	84	52	90	426
Income before income tax expense	9,550	13,035	33,073	41,222
Income tax expense	(3,788)	(4,987)	(13,558)	(16,265)
Net income	$5,762	$8,048	$19,515	$24,957
Basic net income per common share	$0.27	$0.37	$0.90	$1.13
Diluted net income per common share	$0.26	$0.36	$0.89	$1.11
Basic weighted average common shares outstanding	21,629,289	21,973,473	21,653,692	22,069,785
Diluted weighted average common shares outstanding	21,919,238	22,399,934	21,916,063	22,534,127
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$19,515	$24,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,487	13,845
Amortization of deferred financing costs	194	194
Deferred income tax expense	12,226	15,239
Amortization of stock based compensation	2,200	902
Provision for doubtful accounts, service credits and other	1,337	1,239
Adjustment of non-cash transaction taxes	(354)	(366)
Loss/(Gain) on disposals of property and equipment	172	(159)
Changes in assets and liabilities:
Accounts receivable	3,129	(2,062)
Prepaid expenses and other assets	(285)	(531)
Accounts payable, accrued liabilities and accrued compensation and benefits	(8,025)	(1,788)
Deferred revenue	(2,292)	1,235
Net cash provided by operating activities	39,304	52,705
Cash flows from investing activities:
Purchase of property and equipment	(7,772)	(7,135)
Proceeds from disposals of property and equipment	10	332
Acquisitions, net of cash acquired	—	(3,000)
Net cash used in investing activities	(7,762)	(9,803)
Cash flows from financing activities:
Repayment of debt	—	(28,250)
Cash dividends to stockholders	(9,606)	(13,829)
Purchase of common stock	—	(4,933)
Net cash used in financing activities	(9,606)	(47,012)
Net increase/(decrease) in cash and cash equivalents	21,936	(4,110)
Cash and cash equivalents, beginning of period	61,046	53,655
Cash and cash equivalents, end of period	$82,982	$49,545
Supplemental disclosure:
Interest paid	$9	$285
Income taxes paid	$926	$1,376

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

(2) Preparation of Interim Financial Statements — Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of revenue; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring costs, depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were deemed immaterial and consequently, no statements of comprehensive income are presented.
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

(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2012 Annual Report, which describes key risks associated with our operations and industry.

(4) Recent and New Accounting Pronouncements — Accounting pronouncements issued or effective during the nine months ended September 30, 2013 were not applicable to us and are not anticipated to have an effect on our financial position or statement of income.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following for the periods stated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Other receivables	$830	$864
Tax receivables	158	429
Deposits	60	64
Prepaid insurance	214	551
Prepaid rent	192	297
Prepaid repairs and maintenance	688	698
Prepaid taxes	94	508
Prepaid commissions	3,062	1,510
Prepaid inventory	412	278
Prepaid expenses	417	605
Prepaid royalty	29	32
Total prepaid expenses and other	$6,156	$5,836
Prepaid commissions increased by $1.6 million during the nine months ended September 30, 2013 due to a change in our commissions plan for the software operations which allows for advanced commission payments.

(6) Inventory — Inventory of $2.5 million and $3.3 million at September 30, 2013 and December 31, 2012, respectively, consisted of third party hardware and software held for resale. We use the first in, first out cost method.

(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended September 30, 2013 and 2012 were $2.5 million and $2.9 million, respectively, and for the nine months ended September 30, 2013 and 2012 were $7.2 million and $8.6 million, respectively, for wireless operations; and $1.4 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively, and $4.3 million and $5.2 million for the nine months ended September 30, 2013 and 2012, respectively, for software operations. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Depreciation	$2,451	$2,910	$7,278	$8,507
Amortization	1,252	1,625	3,749	4,780
Accretion	155	189	460	558
Total depreciation, amortization and accretion	$3,858	$4,724	$11,487	$13,845

(8) Goodwill and Amortizable Intangible Assets — Goodwill at September 30, 2013 and December 31, 2012 was $133.0 million, which is all attributed to our software operations. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, all of our goodwill has been assigned to our software segment, which is also deemed to be the reporting unit. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. There were no indicators of impairment for the nine months ended September 30, 2013.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets for software operations include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles and resulted from our acquisition of Amcom in 2011 and IMCO Technologies Corporation (“IMCO”) in 2012. Such intangibles are being amortized over periods ranging from two to fifteen years. The amortization related to the non-compete agreement for a former executive in our wireless operations was fully recognized at September 30, 2013.
The gross carrying amount of amortizable intangible assets was $41.5 million at September 30, 2013 and the accumulated amortization was $14.9 million. The net consolidated balance of amortizable intangible assets consisted of the following:

		September 30, 2013
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(6,459)	$18,543
Acquired technology	2 - 4	8,452	(5,396)	3,056
Non-compete agreements	5	2,370	(2,105)	265
Trademarks	15	5,702	(982)	4,720
Total amortizable intangible assets		$41,526	$(14,942)	$26,584
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining three months ending December 31, 2013	$1,216
For the year ending December 31:
2014	4,866
2015	3,588
2016	3,013
2017	2,880
Thereafter	11,021
Total amortizable intangible assets	$26,584

(9) Other Assets — Other assets were as follows for the periods stated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Deferred financing costs	$521	$714
Deposits	309	318
Prepaid royalty	140	140
Other assets	153	134
Total other assets	$1,123	$1,306

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows for the periods stated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Accounts payable	$1,637	$2,205
Accrued network costs	1,338	1,388
Accrued taxes	4,289	4,171
Asset retirement obligations	663	379
Accrued outside services	1,042	869
Accrued accounting and legal	447	653
Accrued recognition awards	241	294
Accrued other	789	852
Deferred rent	77	88
Escheat liability	25	78
Lease incentive	142	87
Dividends payable for LTIP and to Board of Directors	5	1,484
Royalty payable	110	111
Total accounts payable and accrued liabilities	$10,805	$12,659
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
At January 1, 2013, we had recognized cumulative asset retirement costs of $1.7 million. During the nine months ended September 30, 2013, we recorded an increase of $0.1 million in asset retirement costs for a total of $1.8 million at September 30, 2013. The asset retirement cost additions during the nine months ended September 30, 2013 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2013	$379	$7,557	$7,936
Accretion (1)	(85)	508	423
Additions	—	112	112
Reclassifications	693	(693)	—
Amounts paid	(324)	—	(324)
Balance at September 30, 2013	$663	$7,484	$8,147

(1)	Difference in accretion from accretion expense in Note 7 is due to accretion on the IMCO royalty payable.
The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2013.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Deferred Revenue — Deferred revenue on a consolidated basis at September 30, 2013 was $28.0 million for the current portion and $0.4 million for the non-current portion. Deferred revenue at September 30, 2013 primarily consisted of unearned maintenance, license and professional services revenue and customer deposits for installation services related to our software operations. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support. At September 30, 2013, we had received $5.8 million in customer deposits for future installation services. We will recognize revenue when the service or software is delivered and all other revenue recognition criteria have been satisfied.

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
Borrowings under this facility are secured by a lien on substantially all of our existing assets, interests in assets and proceeds owned or acquired by us. We had no outstanding borrowings under this revolving credit facility as of September 30, 2013.
We are exposed to changes in interest rates should we have borrowings under the revolving credit facility. The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.
We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We were in compliance with all of the required financial covenants as of September 30, 2013.
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

(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following for the periods stated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Asset retirement obligations	$7,484	$7,557
Dividends payable — 2011 LTIP	380	186
Escheat liability	650	926
Capital lease payable	27	53
Lease incentive	225	332
Deferred rent	281	341
Royalty payable	422	394
Total other long-term liabilities	$9,469	$9,789

(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the nine months ended September 30, 2013 consisted of:

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)
Balance at January 1, 2013	$251,419
Net income for the nine months ended September 30, 2013	19,515
Cash dividends declared	(8,323)
Amortization of stock based compensation	2,200
Issued, purchased, retired common stock, and other	(972)
Balance at September 30, 2013	$263,839
General. At September 30, 2013 and December 31, 2012, there were 21,646,075 and 21,701,353 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
At September 30, 2013 and 2012, we had no stock options outstanding.
The following table summarizes the activities under the 2012 Equity Plan from inception through September 30, 2013:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	126,489
Add: Restricted Stock forfeited by non-executive members of the Board of Directors	2,452
Less: 2011 LTIP RSUs awarded to eligible employees
Wireless operations	(392,719)
Software operations	(164,765)
Less: Restricted Stock awarded to non-executive members of the Board of Directors	(23,278)
Less: Short-Term Incentive Plan (“STIP”) common stock awarded to an eligible employee	(41,702)
Total equity securities available at September 30, 2013	1,701,463
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
2011 LTIP. During the first quarter of 2013, our Board of Directors awarded 20,676 RSUs to eligible employees in the software operations, partially offset by 2,781 RSUs forfeited by a former employee in the software operations. During the second quarter of 2013, our Board of Directors awarded 3,518 RSUs to an eligible employee in the software operations. During the third quarter of 2013, our Board of Directors awarded 17,898 RSUs to eligible employees in the software operations, offset by 19,725 RSUs forfeited by former employees in the software operations under the 2011 LTIP. The Board of Directors granted these RSUs under the 2012 Equity Plan pursuant to a Restricted Stock Agreement. At September 30, 2013, 252,552 RSUs were outstanding for the software operations.
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
On July 26, 2013, 2,689 RSUs were forfeited by a former employee in the wireless operations. At September 30, 2013, 390,030 RSUs were outstanding for the wireless operations.
The following table details activities with respect to outstanding RSUs under the 2011 LTIP for the three months ended September 30, 2013:

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at July 1, 2013	508,118	$11.23
Granted	156,878	15.44
Vested	—	—
Forfeited	(22,414)	11.20
Non-vested RSUs at September 30, 2013	642,582	$12.26	$4,598	15
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
On July 23, 2013, for the period of service beginning on July 1, 2013, our Board of Directors approved a change in the non-executive directors’ compensation plan. The non-executive directors will receive restricted stock quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director will receive $60,000 per year of restricted stock ($70,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. The non-executive directors are required to hold shares of common stock and/or restricted stock equal to three times their annual cash compensation ($135,000 for each non-executive director and $165,000 for the Chair of the Audit Committee) as measured on June 30th of each year. Should the value of the non-executive director’s holdings fall below the established minimum, the non-executive director will be deemed in compliance with the requirement provided that the non-executive director retained shares equal to the total number of restricted stock granted during the preceding three years. All non-executive directors will have a three year grace period to reach this ownership threshold. In addition to the quarterly restricted stock grants, the non-executive directors will be entitled to cash compensation of $45,000 per year ($55,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock, or any combination thereof.
The following table details information on the restricted stock awarded to or vested by the non-executive directors in 2012 and 2013:

Service for the three months ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested (2)	Vesting Date	Restricted Stock Awarded and Outstanding (2)	Cash Dividends Paid(3)
December 31, 2011	January 3, 2012	$13.87	3,785	(3,785)	January 2, 2013	—	$2,839
March 31, 2012	April 2, 2012	13.93	3,769	(3,769)	April 1, 2013	—	2,356
June 30, 2012	July 2, 2012	12.86	4,084	(4,084)	July 1, 2013	—	2,042
September 30, 2012	October 1, 2012	11.87	5,263	(4,421)	October 1, 2013	—	2,211
December 31, 2012	January 2, 2013	11.68	5,350	—		4,494	—
March 31, 2013	April 1, 2013	13.27	4,712	—		3,958	—
June 30, 2013	July 1, 2013	13.57	4,606	—		3,869	—
September 30, 2013	October 1, 2014	14.16	6,266	—		6,266	—
Total			37,835	(16,059)		18,587	$9,448

(1)The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.
(2)The difference between restricted stock awarded and restricted stock awarded and outstanding is due to Mr. Heim's forfeitures of 2,452 restricted stock

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due to his voluntary resignation to the Board.
(3)Amount excludes interest earned and paid upon vesting of shares of restricted stock.
Board of Directors Common Stock. No directors have elected common stock in lieu of cash payments for their services during the nine months ended September 30, 2013.
The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Equity Awards	2013	2012	2013	2012
		(Dollars in thousands)
2009 LTIP	$—	$241	$—	$655
2011 LTIP - Wireless Operations	702	—	1,378	—
2011 LTIP - Software Operations	204	167	662	90
Board of Directors Compensation	40	52	160	157
Total stock based compensation	$946	$460	$2,200	$902
The 2009 LTIP vested on December 31, 2012, as such, no stock based compensation expense was incurred in 2013. The 2011 LTIP was awarded to the eligible employees in the wireless operations effective for January 1, 2013, which resulted in an increase in stock based compensation expense in 2013. Stock based compensation expense for the nine months ended September 30, 2012 in software operations reflects forfeitures under the 2011 LTIP associated with the departure of two former executives.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2013. Cash dividends paid as disclosed in the statements of cash flows for the nine months ended September 30, 2013 and 2012 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors and vested RSUs issued to eligible employees under the 2009 LTIP. Cash dividends on the RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 4	March 15	March 29	$0.125	$2,682
		April 26		1,513	(2)
May 9	May 20	June 25	0.125	2,705
August 1	August 19	September 10	0.125	2,706
Total			$0.375	$9,606

(1)	The total payment reflects the cash dividends paid in relation to common stock, vested restricted stock and vested RSUs.

(2)	The payment reflects the accumulated cash dividends earned on vested RSUs associated with the 2009 LTIP.
Future Cash Dividends to Stockholders. On November 5, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of November 20, 2013, and a payment date of December 10, 2013. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. This program has been extended at various times, most recently through December 31, 2013 with a repurchase authority of $25.0 million. We made no common stock repurchases during the nine months ended September 30, 2013. There is approximately $17.0 million of common stock repurchase authority remaining under the program as of September 30, 2013.
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.
Additional Paid-in Capital. For the nine months ended September 30, 2013, additional paid-in capital increased by $1.2 million to $126.4 million at September 30, 2013 from $125.2 million at December 31, 2012. The increase in the nine months ended September 30, 2013 was due primarily to amortization of stock based compensation and a net settlement of common stock awards under the 2012 STIP and the 2009 LTIP.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income per Common Share. Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock and RSUs, which are treated as contingently issuable shares, using the “treasury stock” method. During the second quarter of 2013, we acquired a net total of 108,459 shares of common stock after settling vested awards under the 2012 STIP and the 2009 LTIP. These shares of common stock acquired were retired and excluded from our reported outstanding share balance as of September 30, 2013. The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except share and per share amounts)
Net income	$5,762	$8,048	$19,515	$24,957
Weighted average shares of common stock outstanding	21,629,289	21,973,473	21,653,692	22,069,785
Dilutive effect of restricted stock and RSUs	289,949	426,461	262,371	464,342
Weighted average shares of common stock and common stock equivalents	21,919,238	22,399,934	21,916,063	22,534,127
Net income per common share
Basic	$0.27	$0.37	$0.90	$1.13
Diluted	$0.26	$0.36	$0.89	$1.11

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense was $0.7 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.5 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, for wireless operations. Stock based compensation expense for the software operations was $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.7 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating Expense Category	2013	2012	2013	2012
	(Dollars in thousands)
Service, rental and maintenance	$34	$6	$54	$18
Selling and marketing	18	19	52	53
General and administrative	894	435	2,094	831
Total stock based compensation	$946	$460	$2,200	$902

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

(18) Advertising Costs — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing expenses. We do not incur any direct response advertising costs. Advertising expenses were $0.2 million for the three months ended September 30, 2013 and 2012, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively, for software operations. Wireless operations had nominal advertising costs over these same periods.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required.
At September 30, 2013, we had total deferred income tax assets of $152.3 million and a valuation allowance of $118.7 million resulting in an estimated recoverable amount of deferred income tax assets of $33.6 million. This reflected a change from the December 31, 2012 balance of deferred income tax assets of $163.9 million and a valuation allowance of $118.7 million resulting in an estimated recoverable amount of $45.2 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2013 taxable income.
At both September 30, 2013 and December 31, 2012, the balance of the valuation allowance was $118.7 million, respectively, which did not include any valuation allowance for foreign operations.
We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our operations. The wireless operations have experienced a continuing decline in revenues and taxable income as subscribers switch to other communication solutions. The software operations have been impacted by the economic uncertainty of the past several years which has impacted customer purchase and implementation decisions. The forecasts of taxable income are not sufficient to result in the full realization of our deferred income tax assets.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.
As of January 1, 2013, we had approximately $389.1 million of Federal net operating losses (“NOLs”) available to offset future taxable income. The IRC Section 382 limited NOLs as of January 1, 2013 totaled $56.5 million which may be used at a rate of $6.1 million per year. The 2012 NOL utilized was $41.3 million, which is net of the Internal Revenue Code Section 382 (“IRC Section 382”) limitation.

(20) Related Party Transactions — A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2013 and 2012, we incurred $1.0 million, respectively, and for the nine months ended September 30, 2013 and 2012, we incurred $3.0 million and $3.3 million, respectively, in site rent expenses that were included in service, rental and maintenance expenses.

(21) Commitments and Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

(22) Segment Reporting — Currently, we have two reportable operating segments: a Wireless segment and a Software segment. These segments are operated and managed as strategic business units and are organized by products and services. We measure and evaluate our segments based on segment operating income, consistent with the chief operating decision maker’s assessment of segment performance.
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

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Revenues:
Wireless	$37,067	$41,440	$113,617	$128,488
Software	12,602	13,676	41,450	39,324
Total revenues	49,669	55,116	155,067	167,812

Operating expenses:
Wireless	$25,685	28,079	78,358	86,538
Software	14,450	13,990	43,530	40,160
Total operating expenses	40,135	42,069	121,888	126,698

Operating income (loss):
Wireless	11,382	13,361	35,259	41,950
Software	(1,848)	(314)	(2,080)	(836)
Total operating income	$9,534	$13,047	$33,179	$41,114

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
		(Dollars in thousands)
EBITDA (as defined by the Company):
Wireless	$13,819	$16,305	$42,472	$50,563
Software	(427)	1,466	2,194	4,396
Total EBITDA	13,392	17,771	44,666	54,959
% of revenue	27.0%	32.2%	28.8%	32.8%
Capital expenditures:
Wireless	2,509	2,658	7,586	7,031
Software	(5)	38	186	104
Total capital expenditures	2,504	2,696	7,772	7,135
OCF (as defined by the Company):
Wireless	11,310	13,647	34,886	43,532
Software	(422)	1,428	2,008	4,292
Total OCF	$10,888	$15,075	$36,894	$47,824
% of revenue	21.9%	27.4%	23.8%	28.5%
Segment information for total assets is as follows for the periods stated:

	September 30, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Wireless(1)	$165,267	$158,261
Software	159,096	164,366
Total assets	$324,363	$322,627

(1)	Includes elimination of $141.6 million in investment in software operations recorded upon the acquisition of Amcom.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a reconciliation of our non-GAAP measure for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
		(Dollars in thousands)
Operating income	$9,534	$13,047	$33,179	$41,114
Plus: Depreciation, amortization and accretion	3,858	4,724	11,487	13,845
EBITDA (as defined by the Company)	13,392	17,771	44,666	54,959
Less: Purchases of property and equipment	(2,504)	(2,696)	(7,772)	(7,135)
OCF (as defined by the Company)	$10,888	$15,075	$36,894	$47,824

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
USA Mobility, Inc., a holding company, which, acting through our indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“wireless operations”), is a leading provider of wireless messaging, mobile voice and data and unified communications solutions in the United States. In addition, through our indirect wholly-owned subsidiary, Amcom Software, Inc. (“Amcom” or “software operations”), which we acquired on March 3, 2011, we provide mission critical unified communications solutions for contact centers, emergency management, mobile event notification, and Smartphone messaging. Our combined product offerings are capable of addressing a customer’s mission critical communications needs. We provide paging services and selected software solutions in the United States and abroad, in Europe, Australia, Asia and the Middle East. We offer our services and products primarily to three major market segments: healthcare, government, and large enterprise. For both the three and nine months ended September 30, 2013, approximately 70% and 30% of our consolidated revenue was generated by our wireless and software operations, respectively.

The following table indicates the revenue by key market segments for the periods stated and illustrates the relative significance of these market segments to our wireless operations.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Market Segment	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
				(Dollars in thousands)
Healthcare	$24,545	66.2%	$25,340	61.1%	$73,540	64.7%	$77,065	60.0%
Government	2,873	7.8%	3,722	9.0%	9,234	8.1%	11,773	9.1%
Large Enterprise	4,157	11.2%	5,074	12.3%	13,045	11.5%	16,074	12.6%
Other	4,205	11.3%	5,502	13.3%	13,530	11.9%	17,695	13.7%
Total Direct	35,780	96.5%	39,638	95.7%	109,349	96.2%	122,607	95.4%
Total Indirect	1,287	3.5%	1,802	4.3%	4,268	3.8%	5,881	4.6%
Total	$37,067	100.0%	$41,440	100.0%	$113,617	100.0%	$128,488	100.0%
Our software operations focus primarily on the healthcare and government market segments, but with a greater emphasis on the healthcare market segment.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Market Segment	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
				(Dollars in thousands)
Healthcare	$8,502	67.5%	$9,082	66.4%	$27,872	67.2%	$25,408	64.6%
Government	1,163	9.2%	1,175	8.6%	4,212	10.2%	3,748	9.5%
Large Enterprise	490	3.9%	583	4.3%	2,171	5.2%	1,766	4.5%
Other(1)	1,031	8.2%	908	6.6%	2,379	5.8%	2,362	6.0%
Total Direct	11,186	88.8%	11,748	85.9%	36,634	88.4%	33,284	84.6%
Total Indirect	1,416	11.2%	1,928	14.1%	4,816	11.6%	6,040	15.4%
Total	$12,602	100.0%	$13,676	100.0%	$41,450	100.0%	$39,324	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.
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

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of September 30, 2013		As of June 30, 2013		As of September 30, 2012
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,345	95.5%	1,380	95.4%	1,445	93.5%
Indirect	63	4.5%	65	4.6%	101	6.5%
Total	1,408	100.0%	1,445	100.0%	1,546	100.0%
As noted above in the “Overview”, our key market segments are healthcare, government and large enterprise. The following table indicates the percentage of our units in service by key market segments for the periods stated and illustrates the relative significance of these market segments to our wireless operations.

Market Segment	As of September 30, 2013	As of June 30, 2013	As of September 30, 2012
Healthcare	71.4%	70.9%	65.9%
Government	8.8%	9.1%	10.8%
Large Enterprise	8.2%	8.1%	8.6%
Other	7.1%	7.3%	8.1%
Total Direct	95.5%	95.4%	93.4%
Total Indirect	4.5%	4.6%	6.6%
Total	100.0%	100.0%	100.0%
The following table sets forth information on our direct units in service by account size for the periods stated:

	As of September 30, 2013		As of June 30, 2013		As of September 30, 2012
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	45	3.3%	47	3.4%	55	3.8%
4 to 10 Units	26	1.9%	28	2.0%	33	2.3%
11 to 50 Units	64	4.8%	67	4.9%	78	5.4%
51 to 100 Units	43	3.2%	45	3.3%	50	3.5%
101 to 1000 Units	293	21.8%	305	22.1%	343	23.7%
> 1000 Units	874	65.0%	888	64.3%	886	61.3%
Total direct units in service	1,345	100.0%	1,380	100.0%	1,445	100.0%
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
The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of September 30, 2013		As of June 30, 2013		As of September 30, 2012
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,310	93.0%	1,343	92.9%	1,421	91.9%
Two-way messaging	98	7.0%	102	7.1%	125	8.1%
Total	1,408	100.0%	1,445	100.0%	1,546	100.0%
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2013		June 30, 2013		September 30, 2012
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	43	78	54	71	48	80
Indirect	1	3	1	19	1	6
Total	44	81	55	90	49	86
The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2013	June 30, 2013	September 30, 2012
1 to 3 Units	(4.6)%	(5.1)%	(5.3)%
4 to 10 Units	(5.3)%	(5.3)%	(4.8)%
11 to 50 Units	(3.9)%	(6.4)%	(4.8)%
51 to 100 Units	(2.8)%	(5.3)%	(3.9)%
101 to 1000 Units	(4.0)%	(5.0)%	(3.8)%
> 1000 Units	(1.7)%	1.1%	(1.0)%
Total direct net unit loss %	(2.5)%	(1.3)%	(2.2)%
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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	September 30, 2013	June 30, 2013	September 30, 2012
Direct	$8.29	$8.33	$8.54
Indirect	6.57	6.31	5.77
Total	8.22	8.22	8.36
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. Gross revenues decreased year over year but at a slower rate than previous years. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenues. The decrease in consolidated ARPU for the quarter ended September 30, 2013 from the quarter ended September 30, 2012 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2013 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenues.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended September 30,
Account Size	September 30, 2013	June 30, 2013	September 30, 2012
1 to 3 Units	$15.13	$15.12	$15.43
4 to 10 Units	14.38	14.29	14.42
11 to 50 Units	12.06	11.96	12.11
51 to 100 Units	10.66	10.42	10.48
101 to 1000 Units	8.85	8.84	8.97
> 1000 Units	7.17	7.19	7.28
Total direct ARPU	$8.29	$8.33	$8.54
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
Revenue from software operations is included in software revenue and other in the condensed consolidated statements of income. For purposes of MD&A, we break out revenue from software operations into two primary components: operations revenue and maintenance revenue.
Operations revenue in software operations consists of license revenue, professional services revenue, and equipment sales. In most instances, we recognize equipment revenue when it is delivered to the customer, and license revenue and professional services revenue when the application is ready for use at the customer location and all service obligations are satisfied under such arrangements.
Maintenance revenue in software operations is for ongoing support of a software application or equipment and is recognized ratably over the period of coverage, typically one year. The maintenance renewal rates for the three months ended September 30, 2013 and 2012 were 99.0% and 97.6%, respectively, and for the nine months ended September 30, 2013 and 2012 were 99.1% and 99.0%, respectively.
The breakout of revenue by component from software operations was as follows for the periods stated:

Revenue	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Operations revenue	$5,551	$7,104	$20,693	$19,856
Maintenance revenue	7,051	6,572	20,757	19,468
Total revenue	$12,602	$13,676	$41,450	$39,324
On a regular basis, our software operations engage in contractual arrangements with our customers to provide licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings increased by 10.4% and 9.3% for the three and nine months ended September 30, 2013 compared to the same periods in 2012, respectively. The increase reflects the continuing success of our expanding software sales force, in both the Americas and International theaters, in closing business and expanding market penetration with new customers, as well as selling additional solutions to our installed customer base. During the nine months ended September 30, 2013, we received orders for our newest software products, Amcom Care Connect and Amcom Critical Test Results Management, as the Company continues to develop additional value to provide to our customers. Amcom Care Connect helps doctors communicate with each other more easily by using the right device at the right time which ultimately improves patient care. Amcom Critical Test Results Management streamlines the communication of critical test results for doctors which also expedites patient care.
The following table summarizes total bookings for the periods stated:

Bookings	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Operations and maintenance new orders	$9,086	$9,476	$26,466	$23,771
Maintenance and other recurring revenue	8,216	6,194	20,715	19,402
Total bookings	$17,302	$15,670	$47,181	$43,173
Software operations reported a backlog of $43.8 million at September 30, 2013, which represented all purchase orders received from customers not yet recognized as revenue. The following table reconciles the Company’s reported backlog at September 30, 2013:

Backlog	(Dollars in thousands)

Beginning balance at January 1, 2013	$40,626
Bookings	47,181
Available	$87,807
Recognized revenue	(41,450)
Other(1)	(2,526)
Total backlog at September 30, 2013	$43,831

(1)	Other reflects cancellations and other adjustments related to aged orders not likely to be completed.
Operations — Consolidated
Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management; these operating expenses are categorized as follows:

•
Cost of revenue. These are expenses associated with costs for pagers for the wireless operations and hardware, third-party software, payroll and related expenses for our professional services and maintenance staff, and various other expenses associated with the software operations for professional services and maintenance support.

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

•
General and administrative. These are expenses associated with customer service for wireless operations, inventory management, billing, collections, bad debt, and other administrative functions. This classification consists primarily of payroll and related expenses, outside service expenses, tax, license and permit expenses, and facility rent expenses.

We review the percentages of these operating expenses to revenues on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the three and nine months ended September 30, 2013 and 2012, respectively.
Payroll and related expenses include wages, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories such as professional services, product development, direct sales, engineering and technical staff and customer service. We also review the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the wireless operations.
We have reduced our wireless employee base by approximately 10.4% to 355 full-time equivalent employees (“FTEs”) at September 30, 2013 from 396 FTEs at September 30, 2012. We anticipate continued staffing reductions in the remainder of 2013 for wireless operations, consistent with the declining subscriber and revenue trends. For our software operations, we expect staffing increases to support our revenue growth. The software operations had 297 FTEs at September 30, 2013, an increase of 6.1% from 280 FTEs at September 30, 2012.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenues decline. In order to reduce these expenses, we have an active program to consolidate the number of networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 4.1% to 4,572 active transmitters at September 30, 2013 from 4,769 active transmitters at September 30, 2012.
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
Statements of Income
Comparison of the Statements of Income for the Three Months Ended September 30, 2013 and 2012

	For the Three Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$35,541	$—	$35,541	$39,795	$—	$39,795	$(4,254)	(10.7)%
Software revenue and other, net	1,526	12,602	14,128	1,645	13,676	15,321	(1,193)	(7.8)%
Total	$37,067	$12,602	$49,669	$41,440	$13,676	$55,116	$(5,447)	(9.9)%
Selected operating expenses:
Cost of revenue	$220	$5,139	$5,359	$187	$4,918	$5,105	$254	5.0%
Service, rental and maintenance	10,307	2,245	12,552	11,239	2,492	13,731	(1,179)	(8.6)%
Selling and marketing	2,350	3,885	6,235	2,774	3,269	6,043	192	3.2%
General and administrative	10,371	1,760	12,131	10,935	1,531	12,466	(335)	(2.7)%
Total	$23,248	$13,029	$36,277	$25,135	$12,210	$37,345	$(1,068)	(2.9)%
FTEs	355	297	652	396	280	676	(24)	(3.6)%
Active transmitters	4,572	—	4,572	4,769	—	4,769	(197)	(4.1)%

Revenues — Wireless
Our total revenues were $37.1 million and $41.4 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in total revenues reflected the decrease in demand for our wireless services. Service, rental and maintenance revenues, net of $35.5 million and $39.8 million for the three months ended September 30, 2013 and 2012, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Included in software revenue and other, net was $1.5 million and $1.6 million for the three months ended September 30, 2013 and 2012, respectively, of revenues associated with system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$29,555	$32,464
Two-way messaging	4,313	4,974
	$33,868	$37,438
Indirect:
One-way messaging	$911	$1,202
Two-way messaging	362	595
	$1,273	$1,797
Total paging:
One-way messaging	$30,466	$33,666
Two-way messaging	4,675	5,569
Total paging revenue	35,141	39,235
Non-paging revenue	400	560
Total service, rental and maintenance revenues, net	$35,541	$39,795
The table below sets forth units in service and service revenues, the changes in each between the three months ended September 30, 2013 and 2012 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of September 30,			For the Three Months Ended September 30,			Change Due To:
	2013	2012	Change	2013 (1)	2012 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,310	1,421	(111)	$30,466	$33,666	$(3,200)	$(560)	$(2,640)
Two-way messaging	98	125	(27)	4,675	5,569	(894)	259	(1,153)
Total	1,408	1,546	(138)	$35,141	$39,235	$(4,094)	$(301)	$(3,793)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.
Revenues — Software
Revenue for software operations was $12.6 million and $13.7 million for the three months ended September 30, 2013 and 2012, respectively, which consisted of operations revenue from license revenue, professional services revenue, equipment sales, and maintenance revenue. The table below details total revenue for software operations for the periods stated:

	For the Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Operations revenue	$5,551	$7,104
Maintenance revenue	7,051	6,572
Total revenue	$12,602	$13,676
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$—	$2,898	$2,898	$—	$2,427	$2,427	$471	19.4%
Cost of sales	220	1,772	1,992	187	2,008	2,195	(203)	(9.2)%
Other	—	469	469	—	483	483	(14)	(2.9)%
Total cost of revenue	$220	$5,139	$5,359	$187	$4,918	$5,105	$254	5.0%
FTEs	—	126	126	—	113	113	13	11.5%
As illustrated in the table above, cost of revenue for the three months ended September 30, 2013 increased $0.3 million or 5.0% from the same period in 2012 due to the following variances:

•
Payroll and related — The increase of $0.5 million in payroll and related expenses was due primarily to professional services costs associated with the software operations. Total FTEs who provided professional services and maintenance support as of September 30, 2013 and 2012 were 126 FTEs and 113 FTEs, respectively.

•	Cost of sales — The decrease of $0.2 million in cost of sales was primarily due to a reduction in software operations’ costs resulting from the lower cost of third party hardware.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$4,142	$—	$4,142	$4,326	$—	$4,326	$(184)	(4.3)%
Telecommunications	1,832	—	1,832	2,257	—	2,257	(425)	(18.8)%
Payroll and related	3,367	1,686	5,053	3,464	1,845	5,309	(256)	(4.8)%
Stock based compensation	34	—	34	6	—	6	28	466.7%
Other	932	559	1,491	1,186	647	1,833	(342)	(18.7)%
Total service, rental and maintenance	$10,307	$2,245	$12,552	$11,239	$2,492	$13,731	$(1,179)	(8.6)%
FTEs	138	60	198	152	65	217	(19)	(8.8)%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2013 decreased $1.2 million or 8.6% from the same period in 2012 due to the following variances:

•
Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations required for the wireless operations. Active transmitters declined 4.1% in the third quarter of 2013 from the same period in 2012.

•
Telecommunications — The decrease of $0.4 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2013 for our wireless operations.

•
Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.3 million was due to reductions of $0.1 million and $0.2 million in payroll and related expenses for wireless and software operations, respectively. Wireless operations FTEs decreased by 14 FTEs to 138 FTEs at September 30, 2013 from 152 FTEs at September 30, 2012. Software operations FTEs decreased by 5 FTEs to 60 FTEs at September 30, 2013 from 65 FTEs at September 30, 2012.

•
Other — The decrease of $0.3 million in other expenses was due primarily to lower employee and personnel training expenses of $0.1 million for the software operations and lower repairs and maintenance expenses of $0.2 million for the wireless operations.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
				(Dollars in thousands)
Payroll and related	$1,520	$2,182	$3,702	$1,757	$1,747	$3,504	$198	5.7%
Commissions	579	731	1,310	730	605	1,335	(25)	(1.9)%
Stock based compensation	18	—	18	19	—	19	(1)	(5.3)%
Other	233	972	1,205	268	917	1,185	20	1.7%
Total selling and marketing	$2,350	$3,885	$6,235	$2,774	$3,269	$6,043	$192	3.2%
FTEs	69	85	154	83	68	151	3	2.0%
As indicated in the table above, selling and marketing expenses for the three months ended September 30, 2013 increased by $0.2 million, or 3.2%, from the same period in 2012. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased by $0.2 million for the three months ended September 30, 2013 compared to the same period in 2012. This increase was due to an increase in payroll and related expenses of $0.4 million for the software operations reflecting headcount increases of 17 FTEs to 85 FTEs at September 30, 2013 from 68 FTEs at September 30, 2012, offset by a reduction of $0.2 million in payroll and related expenses for the wireless operations reflecting headcount reductions of 14 FTEs to 69 FTEs at September 30, 2013 from 83 FTEs at September 30, 2012.
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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$4,269	$1,012	$5,281	$4,892	$959	$5,851	$(570)	(9.7)%
Stock based compensation	691	203	894	268	167	435	459	105.5%
Bad debt	185	89	274	168	107	275	(1)	(0.4)%
Facility rent	505	378	883	548	355	903	(20)	(2.2)%
Telecommunications	302	86	388	301	89	390	(2)	(0.5)%
Outside services	2,128	281	2,409	2,202	151	2,353	56	2.4%
Taxes, licenses and permits	1,086	20	1,106	1,185	64	1,249	(143)	(11.4)%
Other	1,205	(309)	896	1,371	(361)	1,010	(114)	(11.3)%
Total general and administrative	$10,371	$1,760	$12,131	$10,935	$1,531	$12,466	$(335)	(2.7)%
FTEs	148	26	174	162	34	196	(22)	(11.2)%
As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2013 decreased by $0.3 million, or 2.7%, from the same period in 2012 due to the following variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, finance and other support functions as well as executive management. Payroll and related expenses decreased by $0.6 million due primarily to lower payroll and related expenses for wireless operations reflecting headcount reductions of 14 FTEs to 148 FTEs at September 30, 2013 from 162 FTEs at September 30, 2012. Payroll and related expenses for software operations were slightly higher during the three months ended September 30, 2013 despite a reduction of 8 FTEs to 26 FTEs at September 30, 2013 from 34 FTEs at September 30, 2012 primarily due to more senior level positions in 2013 than 2012.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 15). Stock based compensation expenses increased by $0.5 million due to higher amortization of compensation expense of $0.4 million and $0.1 million for the wireless and software operations, respectively, during the three months ended September 30, 2013 compared to the same period in 2012 for the 2011 Long-Term Incentive Plan (“LTIP”).

•
Taxes, licenses and permits — Taxes, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.1 million was primarily due to lower universal service fund (“USF”) fees.

•
Other — The decrease of $0.1 million in other expenses was due primarily to lower recruiting and relocation expenses of $0.3 million, partially offset by higher travel and entertainment expenses of $0.1 million for the wireless operations, and higher repairs and maintenance expenses of $0.1 million for the software operations.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.9 million for the three months ended September 30, 2013 compared to $4.7 million for the same period in 2012. There was $0.3 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.1 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, and $0.4 million in lower amortization expense for the software operations. Depreciation, amortization and accretion expenses for software operations represented $1.4 million of the total $3.9 million in depreciation, amortization and accretion expenses for the three months ended September 30, 2013 and $1.8 million of the total $4.7 million in depreciation, amortization and accretion expenses for the three months ended September 30, 2012.
Interest Expense, Net; Other Income, Net and Income Tax Expense
Interest Expense, Net. Net interest expense was unchanged at $0.1 million for the three months ended September 30, 2013 from the same period in 2012.

Other Income, Net. Net other income increased slightly to $0.1 million for the three months ended September 30, 2013 from the same period in 2012.
Income Tax Expense. Income tax expense for the three months ended September 30, 2013 was $3.8 million, a decrease of $1.2 million from the $5.0 million income tax expense for the same period in 2012 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of September 30, 2013. The following is the effective tax rate reconciliation for the three months ended September 30, 2013 and 2012, respectively:

	For the Three Months Ended September 30,
	2013		2012
	(Dollars in thousands)
Income before income tax expense	$9,550		$13,035
Income tax expense at the Federal statutory rate	$3,343	35.0%	$4,562	35.0%
State income taxes, net of Federal benefit	454	4.8%	448	3.4%
Change in valuation allowance	—	—%	(16)	(0.1)%
State income tax audit	—	—%	(57)	(0.4)%
Change in the deferred tax rate	(206)	(2.2)%	—	—%
Permanent differences and other	197	2.1%	50	0.4%
Income tax expense	$3,788	39.7%	$4,987	38.3%
The increase in the effective tax rate for the three months ended September 30, 2013 results from an increase in state income taxes and items that are not deductible for income tax purposes.
Statements of Income
Comparison of the Statements of Income for the Nine Months Ended September 30, 2013 and 2012

	For the Nine Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
				(Dollars in thousands)
Revenues:
Service, rental and maintenance, net	$109,318	$—	$109,318	$123,387	$—	$123,387	$(14,069)	(11.4)%
Software revenue and other, net	4,299	41,450	45,749	5,101	39,324	44,425	1,324	3.0%
Total	$113,617	$41,450	$155,067	$128,488	$39,324	$167,812	$(12,745)	(7.6)%
Selected operating expenses:
Cost of revenue	$327	$15,700	$16,027	$516	$14,621	$15,137	$890	5.9%
Service, rental and maintenance	31,674	6,732	38,406	34,737	7,189	41,926	(3,520)	(8.4)%
Selling and marketing	7,389	11,409	18,798	8,794	8,821	17,615	1,183	6.7%
General and administrative	31,753	5,415	37,168	33,869	4,260	38,129	(961)	(2.5)%
Severance and restructuring	2	—	2	9	37	46	(44)	(95.7)%
Total	$71,145	$39,256	$110,401	$77,925	$34,928	$112,853	$(2,452)	(2.2)%
FTEs	355	297	652	396	280	676	(24)	(3.6)%
Active transmitters	4,572	—	4,572	4,769	—	4,769	(197)	(4.1)%
Revenues — Wireless
Our total revenues were $113.6 million and $128.5 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in total revenues reflected the decrease in demand for our wireless services. Service, rental and maintenance revenues, net of $109.3 million and $123.4 million for the nine months ended September 30, 2013 and 2012, respectively, consist primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Included in software revenue and other, net was $4.3 million and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively, of revenues associated with system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total service, rental and maintenance revenues, net for the periods stated:

	For the Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Service, rental and maintenance revenues, net:
Paging:
Direct:
One-way messaging	$90,738	$100,079
Two-way messaging	13,282	15,798
	$104,020	$115,877
Indirect:
One-way messaging	$2,890	$3,913
Two-way messaging	1,346	1,868
	$4,236	$5,781
Total paging:
One-way messaging	$93,628	$103,992
Two-way messaging	14,628	17,666
Total paging revenue	108,256	121,658
Non-paging revenue	1,062	1,729
Total service, rental and maintenance revenues, net	$109,318	$123,387
The table below sets forth units in service and service revenues, the changes in each between the nine months ended September 30, 2013 and 2012 and the changes in revenues associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of September 30,			For the Nine Months Ended September 30,			Change Due To:
	2013	2012	Change	2013(1)	2012(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,310	1,421	(111)	$93,628	$103,992	$(10,364)	$(1,597)	$(8,767)
Two-way messaging	98	125	(27)	14,628	17,666	(3,038)	(111)	(2,927)
Total	1,408	1,546	(138)	$108,256	$121,658	$(13,402)	$(1,708)	$(11,694)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in service, rental and maintenance revenues, net due to the lower number of subscribers and related units in service.
Revenues — Software
Revenue for software operations was $41.5 million and $39.3 million for the nine months ended September 30, 2013 and 2012, respectively, which consisted of operations revenue from license revenue, professional services revenue, equipment sales, and maintenance revenue. The table below details total revenue for software operations for the periods stated:

	For the Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Operations revenue	$20,693	$19,856
Maintenance revenue	20,757	19,468
Total revenue	$41,450	$39,324
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Nine Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
				(Dollars in thousands)
Payroll and related	$—	$8,653	$8,653	$—	$7,119	$7,119	$1,534	21.5%
Cost of sales	327	5,688	6,015	516	6,150	6,666	(651)	(9.8)%
Other	—	1,359	1,359	—	1,352	1,352	7	0.5%
Total cost of revenue	$327	$15,700	$16,027	$516	$14,621	$15,137	$890	5.9%
FTEs	—	126	126	—	113	113	13	11.5%
As illustrated in the table above, cost of revenue for the nine months ended September 30, 2013 increased $0.9 million or 5.9% from the same period in 2012 due to the following variances:

•
Payroll and related — The increase of $1.5 million in payroll and related expenses was due primarily to higher professional services costs associated with the software operations. Total FTEs who provided professional services and maintenance support as of September 30, 2013 and 2012 were 126 FTEs and 113 FTEs, respectively.

•
Cost of sales — The decrease of $0.7 million in cost of sales was due to the reduction to wireless operations’ costs of $0.2 million related primarily to a credit issued for a previously reported cost of a systems sale and due to a reduction in software operations’ costs of $0.5 million resulting from the lower cost of third party hardware.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Nine Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Site rent	$12,614	$—	$12,614	$13,538	$—	$13,538	$(924)	(6.8)%
Telecommunications	5,606	—	5,606	6,915	—	6,915	(1,309)	(18.9)%
Payroll and related	10,312	5,018	15,330	10,908	5,290	16,198	(868)	(5.4)%
Stock based compensation	54	—	54	18	—	18	36	200.0%
Other	3,088	1,714	4,802	3,358	1,899	5,257	(455)	(8.7)%
Total service, rental and maintenance	$31,674	$6,732	$38,406	$34,737	$7,189	$41,926	$(3,520)	(8.4)%
FTEs	138	60	198	152	65	217	(19)	(8.8)%
As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2013 decreased $3.5 million or 8.4% from the same period in 2012 due to the following variances:

•
Site rent — The decrease of $0.9 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations required for the wireless operations. Active transmitters declined 4.1% in the nine months ended September 30, 2013 from the same period in 2012.

•
Telecommunications — The decrease of $1.3 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2013 for our wireless operations.

•
Payroll and related — Payroll and related expenses for wireless operations were incurred largely for field technicians, their managers, and in-house repair personnel, and payroll and related expenses for software operations were incurred for product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.9 million was due to reductions of $0.6 million and $0.3 million in payroll and related expenses for wireless and software operations, respectively. Wireless operations FTEs decreased by 14 FTEs to 138 FTEs at September 30, 2013 from 152 FTEs at September 30, 2012. Software operations FTEs decreased by 5 FTEs to 60 FTEs at September 30, 2013 from 65 FTEs at September 30, 2012.

•
Other — The decrease of $0.5 million in other expenses was due primarily to lower outside services expenses of $0.1 million and employee and personnel training expenses of $0.1 million for the software operations, and lower outside services expenses of $0.1 million and repairs and maintenance expenses of $0.2 million for the wireless operations.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Nine Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
	(Dollars in thousands)
Payroll and related	$4,631	$6,337	$10,968	$5,729	$4,878	$10,607	$361	3.4%
Commissions	2,001	2,215	4,216	2,276	1,655	3,931	285	7.3%
Stock based compensation	52	—	52	53	—	53	(1)	(1.9)%
Other	705	2,857	3,562	736	2,288	3,024	538	17.8%
Total selling and marketing	$7,389	$11,409	$18,798	$8,794	$8,821	$17,615	$1,183	6.7%
FTEs	69	85	154	83	68	151	3	2.0%
As indicated in the table above, selling and marketing expenses for the nine months ended September 30, 2013 increased by $1.2 million, or 6.7%, from the same period in 2012. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.4 million for the nine months ended September 30, 2013 compared to the same period in 2012 due to the increase of payroll and related expenses of $1.5 million for the software operations, offset by a reduction of $1.1 million in payroll and related expenses for the wireless operations due to headcount reductions of 14 FTEs to 69 FTEs at September 30, 2013 from 83 FTEs at September 30, 2012. Software operations FTEs increased by 17 FTEs to 85 FTEs at September 30, 2013 from 68 FTEs at September 30, 2012.
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
Commission expenses increased by $0.3 million for the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to an increase in commission expenses for software operations of $0.6 million, offset by a reduction of commission expenses for wireless operations of $0.3 million in line with the revenue and subscriber erosion.
Other expenses increased by $0.5 million for the nine months ended September 30, 2013 compared to the same period in 2012 due primarily to increases in travel and entertainment expenses of $0.2 million, advertising expenses of $0.1 million, outside services expenses of $0.1 million and other miscellaneous expenses, net of $0.1 million for the software operations.

General and Administrative. General and administrative expenses consisted of the following items:

	For the Nine Months Ended September 30,						Change Between 2013 and 2012
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total	Total	%
Payroll and related	$13,659	$3,310	$16,969	$15,335	$2,978	$18,313	$(1,344)	(7.3)%
Stock based compensation	1,433	661	2,094	741	90	831	1,263	152.0%
Bad debt	568	246	814	516	263	779	35	4.5%
Facility rent	1,469	1,097	2,566	1,547	1,030	2,577	(11)	(0.4)%
Telecommunications	828	278	1,106	983	262	1,245	(139)	(11.2)%
Outside services	6,736	861	7,597	6,867	391	7,258	339	4.7%
Taxes, licenses and permits	3,462	43	3,505	4,040	136	4,176	(671)	(16.1)%
Other	3,598	(1,081)	2,517	3,840	(890)	2,950	(433)	(14.7)%
Total general and administrative	$31,753	$5,415	$37,168	$33,869	$4,260	$38,129	$(961)	(2.5)%
FTEs	148	26	174	162	34	196	(22)	(11.2)%
As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2013 decreased by $1.0 million, or 2.5%, from the same period in 2012 due to the following variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in customer service, information technology, inventory, finance and other support functions as well as executive management. Payroll and related expenses decreased by $1.3 million due primarily to lower payroll and related expenses of $1.7 million for wireless operations reflecting headcount reductions of 14 FTEs to 148 FTEs at September 30, 2013 from 162 FTEs at September 30, 2012 for wireless operations, partially offset by higher payroll and related expenses of $0.4 million for software operations despite a reduction of 8 FTEs to 26 FTEs at September 30, 2013 from 34 FTEs at September 30, 2012. The increase in payroll and related expenses for the software operations was primarily due to more senior level positions in 2013 than 2012 and due to the benefit in 2012 to payroll and related expense for forfeitures under the 2012 Short-Term Incentive Plan (“STIP”) associated with the departure of former executives in the software operations.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees for both wireless and software operations and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 15). Stock based compensation expenses increased by $1.3 million due to higher amortization of compensation expense of $0.7 million related to the 2011 LTIP for the wireless operations during the nine months ended September 30, 2013 compared to the same period in 2012 since the 2011 LTIP award was effective on January 1, 2013 while 2012 included amortization of compensation expense for the 2009 LTIP. Stock based compensation expenses increased by $0.6 million for the software operations for the nine months ended September 30, 2013 compared to the same period in 2012 due to the benefit to stock based compensation in 2012 related to the forfeiture under the 2011 LTIP associated with the departure of former executives in the software operations.

•
Telecommunications — The decrease of $0.1 million in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements for the wireless operations.

•
Outside services — Outside services expenses consisted primarily of costs associated with printing and mailing invoices, outsourced customer service, temporary help, and various professional fees. The increase of $0.3 million in outside services expenses was due primarily to higher professional services fees for external accounting and legal support.

•
Taxes, licenses and permits — Taxes, license and permit expenses consist of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.7 million was primarily due to lower USF fees of $0.4 million and lower transactional taxes of $0.3 million due to the resolution of various state and local tax audits at amounts lower than the originally estimated liabilities for the wireless operations.

•
Other — The decrease of $0.4 million in other expenses was due primarily to an increase in net credits of $0.2 million for the software operations shared costs that have been allocated to cost of revenue, service, rental and maintenance and selling and marketing categories and a decrease in repairs and maintenances expenses of $0.2 million for the wireless operations.

Severance and Restructuring. We incurred severance and restructuring expenses of $2,000 for the nine months ended September 30, 2013 compared to $46,000 for the same period in 2012. The expenses related to lease restructuring.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $11.5 million for the nine months ended September 30, 2013 compared to $13.8 million for the same period in 2012. There was $0.9 million in lower depreciation expense for the period from fully depreciated paging infrastructure and other assets, $0.3 million in lower depreciation expense on paging devices resulting from fewer purchases of paging devices and from fully depreciated paging devices, $1.0 million in lower amortization expense for the software operations and $0.1 million in lower accretion expense. Depreciation, amortization and accretion expenses for software operations represented $4.3 million of the total $11.5 million in depreciation, amortization and accretion expenses for the nine months ended September 30, 2013 and $5.2 million of the total $13.8 million in depreciation, amortization and accretion expenses for the nine months ended September 30, 2012.
Interest Expense, Net; Other Income, Net and Income Tax Expense
Interest Expense, Net. Net interest expense decreased to $0.2 million for the nine months ended September 30, 2013 from $0.3 million for the same period in 2012. This decrease was primarily due to less interest on debt associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012.
Other Income, Net. Net other income decreased to $0.1 million for the nine months ended September 30, 2013 from $0.4 million for the same period in 2012. The decrease in net other income in 2013 was primarily due to a net loss of $0.2 million on asset disposals compared to a net gain of $0.1 million on asset disposals in 2012 in our wireless operations.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2013 was $13.6 million, a decrease of $2.7 million from the $16.3 million income tax expense for the same period in 2012 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of September 30, 2013. The following is the effective tax rate reconciliation for the nine months ended September 30, 2013 and 2012, respectively:

	For the Nine Months Ended September 30,
	2013		2012
	(Dollars in thousands)
Income before income tax expense	$33,073		$41,222
Income tax expense at the Federal statutory rate	$11,576	35.0%	$14,428	35.0%
State income taxes, net of Federal benefit	1,435	4.3%	1,344	3.3%
Change in valuation allowance	—	—%	(43)	(0.1)%
State income tax audit	—	—%	191	0.5%
Change in the deferred tax rate	(206)	(0.6)%	—	—%
Permanent differences and other	753	2.3%	345	0.8%
Income tax expense	$13,558	41.0%	$16,265	39.5%
The increase in the effective tax rate for the nine months ended September 30, 2013 results from an increase in state income taxes and items that are not deductible for income tax purposes.
Liquidity and Capital Resources — Consolidated
Cash and Cash Equivalents
At September 30, 2013, we had cash and cash equivalents of $83.0 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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

Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability on our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of September 30, 2013, our available cash on hand was $83.0 million and our available borrowing capacity under our revolving credit facility was approximately $40.0 million (see “Borrowings” below).
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2013, should be adequate to meet anticipated cash requirements for both our wireless and software operations for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Nine Months Ended September 30,		Change Between 2013 and 2012
	2013	2012
	(Dollars in thousands)
Net cash provided by operating activities	$39,304	$52,705	$(13,401)
Net cash used in investing activities	(7,762)	(9,803)	(2,041)
Net cash used in financing activities	(9,606)	(47,012)	(37,406)
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the cash receipt and expenditure components of our cash flows from operating activities for the periods indicated, and sets forth the change between the stated periods:

	For the Nine Months Ended September 30,		Change Between 2013 and 2012
	2013	2012
	(Dollars in thousands)
Cash received from customers	$157,236	$167,734	$(10,498)
Cash paid for —
Payroll and related costs	61,972	55,837	6,135
Site rent costs	12,598	13,640	(1,042)
Telecommunication costs	6,739	7,890	(1,151)
Interest costs	9	129	(120)
Other operating costs	36,614	37,533	(919)
	117,932	115,029	2,903
Net cash provided by operating activities	$39,304	$52,705	$(13,401)
Net cash provided by operating activities decreased $13.4 million for the nine months ended September 30, 2013 compared to the same period in 2012 due to lower cash received from customers by $10.5 million and an increase in cash paid for operating activities of $2.9 million. Cash received from customers consisted of revenues and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease of $10.5 million was due to lower revenue of $12.7 million and lower deferred revenue of $3.5 million, offset by lower accounts receivable of $5.3 million and higher accrued sales taxes of $0.5 million.
The increase in cash paid for operating activities of $2.9 million was as follows:

•
Cash payments for payroll and related costs increased $6.1 million due to higher costs of $2.1 million in payroll and related costs for wireless operations primarily due to the payment of the cash award under the 2009 LTIP during the second quarter of 2013 and higher payroll costs of $4.0 million for software operations, in line with headcount trends.

•
Cash payments for site rent costs decreased $1.0 million. This decrease was due primarily to lower site rent expenses for leased locations as we rationalized our network and incurred lower payments in 2013 for wireless operations.

•
Cash payments for telecommunication costs decreased $1.2 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless operations.

•	Cash payments for interest costs decreased $0.1 million primarily due to less interest on debt associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012.

•
Cash payments for other operating costs decreased $0.9 million. The decrease was due primarily to lower taxes, licenses and permits costs of $0.7 million, lower repair and maintenance costs of $0.3 million, lower office costs of $0.2 million and lower various other costs of $0.1 million, offset by higher travel and entertainment costs of $0.2 million and outside services costs of $0.2 million.

Net Cash Used In Investing Activities. Net cash used in investing activities decreased $2.0 million for the nine months ended September 30, 2013 due to lower acquisition costs of $3.0 million compared to the same period in 2012, offset by higher capital expenses for property and equipment for both operations of $1.0 million.
Net Cash Used In Financing Activities. Net cash used in financing activities decreased $37.4 million for the nine months ended September 30, 2013 from the same period in 2012 due to the prepayment of debt of $28.3 million and stock repurchase of $4.9 million during the nine months ended September 30, 2012. In addition, we paid $4.2 million less in cash dividends to stockholders during the nine months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, we paid a total of $8.1 million (or $0.375 per share of common stock) in quarterly cash dividends and accumulated cash dividends of $1.5 million earned on vested RSUs associated with 2009 LTIP compared to $13.8 million (or $0.625 per share of common stock) in quarterly cash dividends for the same period in 2012.
Future Cash Dividends to Stockholders. On November 5, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of November 20, 2013, and a payment date of December 10, 2013. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
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
We made no common stock repurchases during the nine months ended September 30, 2013. (See Note 15 for further discussion on our common stock repurchase program.)
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
At September 30, 2013, we had no outstanding debt. (See Note 13 for further discussion on our long-term debt.)
We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We were in compliance with all of the required financial covenants as of September 30, 2013.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to six years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended September 30, 2013 and 2012 was approximately $4.4 million and $4.6 million, respectively, and for the nine months ended September 30, 2013 and 2012 was approximately $13.5 million and $14.4 million, respectively, for the wireless operations. Total rent expense under operating leases for the software operations for the three months ended September 30, 2013 and 2012 was $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2013 and 2012 was approximately $1.0 million, respectively.

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
Non-GAAP Financial Measures
We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual STIP for our wireless and software operations. That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment. (EBITDA is defined as operating income or loss plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows for the periods stated:

	For the Three Months Ended September 30,
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total
	(Dollars in thousands)
Operating income (loss)	$11,382	$(1,848)	$9,534	$13,361	$(314)	$13,047
Plus: Depreciation, amortization and accretion	2,437	1,421	3,858	2,944	1,780	4,724
EBITDA (as defined by the Company)	13,819	(427)	13,392	16,305	1,466	17,771
Less: Purchases of property and equipment	(2,509)	5	(2,504)	(2,658)	(38)	(2,696)
OCF (as defined by the Company)	$11,310	$(422)	$10,888	$13,647	$1,428	$15,075

	For the Nine Months Ended September 30,
	2013			2012
	Wireless	Software	Total	Wireless	Software	Total
	(Dollars in thousands)
Operating income (loss)	$35,259	$(2,080)	$33,179	$41,950	$(836)	$41,114
Plus: Depreciation, amortization and accretion	7,213	4,274	11,487	8,613	5,232	13,845
EBITDA (as defined by the Company)	42,472	2,194	44,666	50,563	4,396	54,959
Less: Purchases of property and equipment	(7,586)	(186)	(7,772)	(7,031)	(104)	(7,135)
OCF (as defined by the Company)	$34,886	$2,008	$36,894	$43,532	$4,292	$47,824

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Long-term Debt
As of September 30, 2013, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.
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
To remediate the material weakness, we implemented a number of measures which include: (1) staffing and organizational changes, (2) adopting new revenue recognition processes and controls, (3) conducting revenue recognition training programs, and (4) implementing standardized global contracts. For additional details on our remediation plan, see “Management’s Remediation Initiatives and Changes in Internal Control Over Financial Reporting” included in Item 9A of our 2012 Annual Report. Our new processes and controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed as to operating effectiveness.
As of the end of the quarterly period ended September 30, 2013, our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. As part of this evaluation, we have considered whether the internal control deficiencies as discussed above continued to exist. Although we have devoted time and resources toward remediating the material weakness as described above and made progress in that regard, our management has concluded that the internal control deficiencies related to the material weakness had not been remediated as of September 30, 2013. Based on the foregoing, management has concluded that due to the material weakness described in our 2012 Annual Report, our disclosure controls and procedures as defined under Rule 13a-15(e) under the Exchange Act were not effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
Other than as described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We expect to continue to undertake changes in our operations and procedures throughout 2013 to remediate the material weakness identified in our 2012 Annual Report.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or operations.

Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2012 Annual Report have not materially changed during the quarter ended September 30, 2013.

Item 6.  Exhibits

Exhibit No.	Description

10.1	First Amendment to the Second Amended and Restated Employment Agreement dated as of July 29, 2013(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 6, 2013(2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 6, 2013(2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 6, 2013(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 6, 2013(2)

(1)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(2)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

USA MOBILITY, INC.

Dated: November 6, 2013	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to the Second Amended and Restated Employment Agreement dated as of July 29, 2013(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 6, 2013(2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated November 6, 2013(2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 6, 2013(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 6, 2013(2)

(1)	Incorporated by reference to USA Mobility’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(2)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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