Form 10-Q
period 2014-03-31
USA Mobility, Inc
filed 2014-05-01
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
21,663,909 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of April 25, 2014.

USA MOBILITY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
USA MOBILITY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,594	$89,075
Accounts receivable, net	20,331	18,084
Prepaid expenses and other	6,799	7,399
Inventory	1,989	2,221
Deferred income tax assets, net	3,051	3,389
Total current assets	123,764	120,168
Property and equipment, net	21,176	21,122
Goodwill	133,031	133,031
Other intangible assets, net	24,151	25,368
Deferred income tax assets, net	23,238	25,494
Other assets	1,652	1,715
TOTAL ASSETS	$327,012	$326,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,163	$9,885
Accrued compensation and benefits	9,329	13,919
Deferred revenue	23,459	23,023
Total current liabilities	43,951	46,827
Deferred revenue	804	862
Other long-term liabilities	9,102	9,259
TOTAL LIABILITIES	53,857	56,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	128,364	127,264
Retained earnings	144,789	142,684
TOTAL STOCKHOLDERS’ EQUITY	273,155	269,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$327,012	$326,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless revenue	$34,351	$38,779
Software revenue	15,768	14,351
Total revenue	50,119	53,130
Operating expenses:
Cost of revenue	6,805	6,667
Service, rental and maintenance	11,792	12,191
Selling and marketing	7,246	6,394
General and administrative	12,135	12,331
Severance and restructuring	20	—
Depreciation, amortization and accretion	4,029	3,807
Total operating expenses	42,027	41,390
Operating income	8,092	11,740
Interest expense, net	(67)	(64)
Other income, net	16	81
Income before income tax expense	8,041	11,757
Income tax expense	(3,151)	(4,832)
Net income	$4,890	$6,925
Basic net income per common share	$0.23	$0.32
Diluted net income per common share	$0.22	$0.32
Basic weighted average common shares outstanding	21,638,198	21,688,153
Diluted weighted average common shares outstanding	22,037,796	21,904,862
Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$4,890	$6,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,029	3,807
Amortization of deferred financing costs	65	64
Deferred income tax expense	2,594	4,570
Amortization of stock based compensation	1,086	626
Provision for doubtful accounts, service credits and other	340	405
Adjustment of non-cash transaction taxes	(115)	(132)
Gain on disposals of property and equipment	(2)	(1)
Changes in assets and liabilities:
Accounts receivable	(2,586)	984
Prepaid expenses and other assets	807	161
Accounts payable, accrued liabilities and accrued compensation and benefits	(3,675)	(1,236)
Deferred revenue	378	(503)
Net cash provided by operating activities	7,811	15,670
Cash flows from investing activities:
Purchase of property and equipment	(2,643)	(2,341)
Proceeds from disposals of property and equipment	58	1
Net cash used in investing activities	(2,585)	(2,340)
Cash flows from financing activities:
Cash dividends to stockholders	(2,707)	(2,682)
Net cash used in financing activities	(2,707)	(2,682)
Net increase in cash and cash equivalents	2,519	10,648
Cash and cash equivalents, beginning of period	89,075	61,046
Cash and cash equivalents, end of period	$91,594	$71,694
Supplemental disclosure:
Interest paid	$2	$4
Income taxes paid	$161	$168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — USA Mobility, Inc. and its subsidiaries (collectively, “USA Mobility” or the “Company”), through its indirect wholly-owned subsidiary, USA Mobility Wireless, Inc. (“USA Mobility Wireless”), is a comprehensive provider of communications solutions for the enterprise. As a single source provider, the Company operates the largest one-way paging and advanced two-way paging networks in the United States and provides mission critical unified communications software solutions nationally and internationally (in Europe, Australia, Asia and the Middle East).
Effective January 1, 2014 the legal entity, Amcom Software, Inc. ("Amcom"), was merged into USA Mobility Wireless, an indirect wholly owned subsidiary of USA Mobility. Our sole operating subsidiary is now USA Mobility Wireless. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014 the Company is structured as one operating (and reportable) segment, a unified communications business.
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
The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2013, is unaudited. The condensed consolidated balance sheet at December 31, 2013 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements as of and for the year ended December 31, 2013. In management’s opinion, our unaudited condensed consolidated statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in USA Mobility’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). The condensed consolidated statements of income for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Due to the integration of the management structure and consolidation of certain sales support functions effective January 1, 2014, certain prior year's interim revenue and operating expenses were reclassified to conform with the current year's presentation. In 2014, we will report revenue by two categories, wireless and software, and have reclassified the revenue previously reported in the first quarter 2013 Form 10-Q to conform with the current year's presentation. In the first quarter of 2013, wireless revenue of $38.779 million was reported as $37.407 million in service, rental and maintenance, net of service credits and $1.372 million of software revenue and other, net. Also, in the first quarter of 2013, software revenue of $14.351 million was reported in software revenue and other, net. We reclassified payroll and related expenses amongst functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the first quarter 2013 Form 10-Q reported operating expenses: Cost of revenue of $1.484 million; service, rental and maintenance of ($0.841) million; selling and marketing of $0.178 million and general and administrative of ($0.821) million. The changes had no impact on previously reported total operating expenses and operating income.
The preparation of these condensed consolidated financial statements requires management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.
(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2013 Annual Report, which describes key risks associated with our operations and industry.
(4) Recent and New Accounting Pronouncements — Accounting pronouncements issued or effective during the three months ended March 31, 2014 were not applicable to us and are not anticipated to have an effect on our financial position or statement of income.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Other receivables	$751	$748
Tax receivables	158	158
Deposits	702	597
Prepaid insurance	286	524
Prepaid rent	127	259
Prepaid repairs and maintenance	665	687
Prepaid taxes	827	641
Prepaid commissions	2,646	2,696
Prepaid expenses	637	1,089
Total prepaid expenses and other	$6,799	$7,399
(6) Inventory — Inventory of $2.0 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively, consisted of third party hardware and software held for resale. We use the first in, first out cost method.
(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2014 and 2013 were $4.0 million and $3.8 million, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Depreciation	$2,626	$2,423
Amortization	1,216	1,244
Accretion	187	140
Total depreciation, amortization and accretion	$4,029	$3,807
(8) Goodwill and Amortizable Intangible Assets — Goodwill at March 31, 2014 and December 31, 2013 was $133.0 million. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, the Company as a whole is considered the reporting unit effective January 1, 2014. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the reporting unit’s fair value is less than the carrying amount, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated using an income based methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. We also consider the market value of our invested capital as a confirmatory measurement of fair value. There were no indicators of impairment for the three months ended March 31, 2014.
Amortizable intangible assets at March 31, 2014 include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles and resulted from our acquisition of Amcom in 2011 and IMCO Technologies Corporation (“IMCO”) in 2012. Such intangibles are being amortized over periods ranging from two to fifteen years.
The gross carrying amount of amortizable intangible assets was $41.5 million at March 31, 2014 and the accumulated amortization was $17.4 million. The net consolidated balance of amortizable intangible assets consisted of the following:

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		March 31, 2014
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(7,709)	$17,293
Acquired technology	2 - 4	8,452	(6,334)	2,118
Non-compete agreements	5	2,370	(2,160)	210
Trademarks	15	5,702	(1,172)	4,530
Total amortizable intangible assets		$41,526	$(17,375)	$24,151
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining nine months ending December 31, 2014	$3,649
For the year ending December 31:
2015	3,588
2016	3,013
2017	2,880
2018	2,880
Thereafter	8,141
Total amortizable intangible assets	$24,151
(9) Other Assets — Other assets were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Deferred financing costs	$391	$456
Deposits	196	195
Prepaid royalty	245	245
Other assets	820	819
Total other assets	$1,652	$1,715
(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Accounts payable	$1,511	$1,726
Accrued network costs	1,088	1,169
Accrued taxes	4,371	3,959
Asset retirement obligations	443	358
Accrued outside services	1,000	1,049
Accrued accounting and legal	198	212
Accrued recognition awards	129	327
Accrued other	1,584	851
Deferred rent	77	77
Escheat liability	74	5
Lease incentive	202	152
Dividends payable - 2011 LTIP	486	—
Total accounts payable and accrued liabilities	$11,163	$9,885
Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The increase in accrued other includes a liability of $0.9 million related to non-recurring

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

billing credits. The issuance of restricted stock units (“RSUs”) awarded under the 2011 Long-term Incentive Plan (“LTIP”) is expected to be made during the first quarter of 2015. Therefore, the related dividends payable (the line item Dividends payable - 2011 LTIP) was reclassified from other long-term liabilities to accounts payable and accrued liabilities in 2014 based on the expected payment in the first quarter of 2015.
(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2014, we had recognized cumulative asset retirement costs of $3.8 million. During the three months ended March 31, 2014, we recorded an increase of $0.1 million in asset retirement costs for a total of $3.9 million at March 31, 2014. The asset retirement cost additions during the three months ended March 31, 2014 increased paging equipment assets and are being depreciated over the related estimated lives of 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2014	$358	$7,599	$7,957
Accretion	7	180	187
Additions	—	70	70
Reclassifications	146	(146)	—
Amounts paid	(68)	—	(68)
Balance at March 31, 2014	$443	$7,703	$8,146
The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2014.
(12) Deferred Revenue — Deferred revenue at March 31, 2014 was $23.5 million for the current portion and $0.8 million for the non-current portion. Deferred revenue at December 31, 2013 was $23.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue at March 31, 2014 primarily consisted of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or otherwise meets our revenue recognition criteria.
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
As of March 31, 2014, we had no outstanding debt and the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for outstanding letters of credit. The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement.
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

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of March 31, 2014.
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
(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Asset retirement obligations	$7,703	$7,599
Dividends payable — 2011 LTIP	—	409
Escheat liability	260	509
Capital lease payable	19	23
Lease incentive	516	180
Deferred rent	324	259
Royalty payable	280	280
Total other long-term liabilities	$9,102	$9,259
The issuance of RSUs awarded under the 2011 LTIP is expected to be made during the first quarter of 2015. Therefore, the related dividends payable (the line item Dividends payable - 2011 LTIP) was reclassified to accounts payable and accrued liabilities from other long-term liabilities in 2014 based on the expected payment in the first quarter of 2015. The increase in the lease incentive liability during the first quarter of 2014 relates to a new office lease located in New York.
(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the three months ended March 31, 2014 consisted of:

(Dollars in thousands)
Balance at January 1, 2014	$269,950
Net income for the three months ended March 31, 2014	4,890
Cash dividends declared	(2,785)
Amortization of stock based compensation	1,086
Other	14
Balance at March 31, 2014	$273,155
General. At March 31, 2014 and December 31, 2013, there were 21,658,816 and 21,652,341 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
The following table summarizes the activities under the 2012 Equity Plan from inception through March 31, 2014:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	152,044
Add: Restricted stock forfeited by non-executive members of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(36,756)
Less: Short-Term Incentive Plan (“STIP”) common stock awarded to an eligible employee	(41,702)
Total equity securities available at March 31, 2014	1,714,277

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to outstanding RSUs under the 2011 LTIP for the three months ended March 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2014	617,027	$12.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested RSUs at March 31, 2014	617,027	$12.30	$3,043	9
The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Three Months Ended March 31,
Equity Awards	2014	2013
	(Dollars in thousands)
2011 LTIP	$1,014	$566
Board of Directors Compensation	72	60
Total stock based compensation	$1,086	$626
The increase in stock based compensation for the three months ended March 31, 2014 compared to 2013 was due to an increase in outstanding RSUs to 617,027 RSUs compared to 504,600 RSUs at March 31, 2013.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2014. Cash dividends paid as disclosed in the statements of cash flows for the three months ended March 31, 2014 and 2013 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on the RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 5	March 18	March 28	$0.125	$2,707
	Total		$0.125	$2,707

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On April 30, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of May 22, 2014, and a payment date of June 25, 2014. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Additional Paid-in Capital. For the three months ended March 31, 2014, additional paid-in capital increased by $1.1 million to $128.4 million at March 31, 2014 from $127.3 million at December 31, 2013. The increase in the three months ended March 31, 2014 was due primarily to amortization of stock based compensation.
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

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except share and per share amounts)
Net income	$4,890	$6,925
Weighted average shares of common stock outstanding	21,638,198	21,688,153
Dilutive effect of restricted stock and RSUs	399,598	216,709
Weighted average shares of common stock and common stock equivalents	22,037,796	21,904,862
Net income per common share
Basic	$0.23	$0.32
Diluted	$0.22	$0.32
(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended March 31,
Operating Expense Category	2014	2013
	(Dollars in thousands)
Cost of revenue	$81	$49
Service, rental and maintenance	39	20
Selling and marketing	131	119
General and administrative	835	438
Total stock based compensation	$1,086	$626
(17) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required.
At March 31, 2014, we had total deferred income tax assets of $145.6 million and a valuation allowance of $119.3 million resulting in an estimated recoverable amount of deferred income tax assets of $26.3 million. This reflected a change from the December 31, 2013 balance of deferred income tax assets of $148.2 million and a valuation allowance of $119.3 million resulting in an estimated recoverable amount of $28.9 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2014 taxable income.
We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our operations. The forecasts of taxable income are not sufficient to result in the full realization of our deferred income tax assets due to the continuing decline in our revenue and taxable income as customers switch to other communication solutions and delay purchasing and implementation decisions.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.
As of January 1, 2014, we had approximately $343.8 million of Federal net operating losses (“NOLs”) available to offset future taxable income. The IRC Section 382 limited NOLs as of January 1, 2014 totaled $50.4 million which may be used at a rate of $6.1 million per year. The 2013 NOL utilized is expected to be approximately $44.7 million and this amount will be confirmed when we file our 2013 Federal Income Tax Return.
(18) Related Party Transactions — A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. During the fourth quarter of 2013, this entity acquired one of our vendors, Global Tower Partners. For the three months ended March 31, 2014 and 2013, we incurred $1.1 million and $1.0 million, respectively, to that entity in site rent expenses that were included in service, rental and maintenance expenses.
(19) Commitments and Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.

USA MOBILITY, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There have been no material changes during the quarter ended March 31, 2014 to the commitments and contingencies previously reported in the 2013 Annual Report except as noted below.
In March 2014, we entered into an exclusive agreement with a vendor to purchase a minimum number of paging devices over a three-year period. We have a purchase commitment of $8.3 million over this three year contractual term.
In April 2014, we entered into an agreement with a vendor for certain information technology services over a three-year contract term. The total contractual obligation is $1.1 million.
In April 2014, we amended an existing agreement with a vendor for our headquarters office space in Springfield, Virginia. We extended the original lease term for an additional 3 years with the new lease term expiring on March 31, 2018. In addition, we retained an adjacent office space for a lease period of 4 years also expiring on March 31, 2018. The additional rent expense, net of rent abatement, associated with the amendment is estimated to be approximately $1.2 million over the amended lease terms.
(20) Segment Reporting — On March 3, 2011, USA Mobility acquired Amcom. From that date the Company determined that pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 - Segment Reporting (“ASC 280”) that the Company had two reportable segments, a wireless segment and a software segment that were also the Company’s operating segments. Generally through December 31, 2013, the Company maintained two separate operations with distinct operating structures. Starting in 2013, the Company undertook an internal reorganization and reorientation. That reorganization was designed to unify the Company's wireless and software product offerings under one brand identity and to establish one company dedicated to operational excellence, customer focus and creative problem solving. Our approach was to maximize favorable operational attributes and eliminate redundancies to affect: one integrated sales force selling software and wireless solutions; one set of overhead; one customer message and experience; one platform for future acquisitions; and to grow our revenue on a profitable basis to create long-term stockholder value. A key element of this strategy included consolidation of our legal entities and management. Effective January 1, 2014 the legal entity, Amcom Software, Inc., was merged into USA Mobility Wireless, Inc., an indirect wholly owned subsidiary of USA Mobility, Inc. Our sole operating subsidiary is now USA Mobility Wireless. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a unified communications business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of our consolidated operations.

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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the United States Securities and Exchange Commission (the “SEC”) on March 11, 2014 (the “2013 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2013 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect USA Mobility’s business, statement of income or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the statements of income and financial position of USA Mobility. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2013 Annual Report and our condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to the Condensed Consolidated Financial Statements.
On March 3, 2011, USA Mobility acquired Amcom Software, Inc. and subsidiaries (“Amcom”). From that date the Company determined that pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 - Segment Reporting (“ASC 280”) that the Company had two reportable segments, a wireless segment and a software segment that were also the Company’s operating segments. Generally through December 31, 2013, the Company maintained two separate operations with distinct operating structures. Starting in 2013, the Company undertook an internal reorganization and reorientation. That reorganization was designed to unify the Company's wireless and software product offerings under one brand identity and to establish one company dedicated to operational excellence, customer focus and creative problem solving. Our approach was to maximize favorable operational attributes and eliminate redundancies to affect: one integrated sales force selling software and wireless solutions; one set of overhead; one customer message and experience; one platform for future acquisitions; and to grow our revenue on a profitable basis to create long-term stockholder value. A key element of this strategy included consolidation of our legal entities and management. Effective January 1, 2014 the legal entity, Amcom Software, Inc., was merged into USA Mobility Wireless, Inc. (“USA Mobility Wireless”), an indirect wholly owned subsidiary of USA Mobility, Inc. Our sole operating subsidiary is now USA Mobility Wireless. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a unified communications business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of our consolidated operations.
USA Mobility, acting through our indirect wholly-owned operating subsidiary, USA Mobility Wireless, is a comprehensive provider of communications solutions for the enterprise. As a single source provider the Company operates the largest one-way paging and advanced two-way paging networks in the United States and provides mission critical unified communications software solutions nationally and internationally (in Europe, Australia, Asia and the Middle East) to such key market segments as healthcare, government and large enterprises. Software solutions include critical smartphone communications, secure texting, contact center optimization, emergency management and clinical workflow improvement. For both the three months ended March 31, 2014 and 2013, wireless and software revenue represent approximately 70% and 30%, respectively of our consolidated revenue.

The following table indicates the wireless and software revenue by key market segments for the periods stated and illustrates the relative significance of these market segments to our operations.

	For the Three Months Ended March 31, 2014				For the Three Months Ended March 31, 2013
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$23,406	$9,967	$33,373	66.6%	$24,533	$9,329	$33,862	63.7%
Government	2,512	1,720	4,232	8.4%	3,340	1,351	4,691	8.8%
Large Enterprise	3,732	541	4,273	8.6%	4,558	1,173	5,731	10.9%
Other (1)	3,558	414	3,972	7.9%	4,783	634	5,417	10.1%
Total Direct	33,208	12,642	45,850	91.5%	37,214	12,487	49,701	93.5%
Total Indirect	1,143	3,126	4,269	8.5%	1,565	1,864	3,429	6.5%
Total	$34,351	$15,768	$50,119	100.0%	$38,779	$14,351	$53,130	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.
The following table indicates the percentage of our paging units in service by key market segments as of the dates stated and illustrates the relative significance of these market segments to our wireless revenue:

Market Segment	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
Healthcare	72.0%	71.9%	68.4%
Government	8.6%	8.6%	10.1%
Large Enterprise	8.2%	8.1%	8.3%
Other	6.8%	7.0%	7.6%
Total Direct	95.6%	95.6%	94.4%
Total Indirect	4.4%	4.4%	5.6%
Total	100.0%	100.0%	100.0%
Revenue
We offer a focused suite of unified communications solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
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
We have established solutions for:

•	Hospital Call Centers - These solutions encompass operator and answering services along with call recording, scheduling and selective additional support modules.

•	Clinical Workflow Communication - These solutions address hospital code processing as well as physician support tools.

•	Communication Applications - These solutions support hospital notification and appointment support.

•	Communications Infrastructure - These solutions support the wireless messaging infrastructure and offer a software product that can link disparate communications software (“middleware”).

•	Public Safety - These solutions implement and support emergency communication systems.
Revenue generated by wireless messaging services (to include voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers are presented as wireless revenue in our statements of income. In addition, we sell software solutions, professional services (installation and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance). Revenue generated by these communications solutions are reflected as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement.
We market and distribute our communication services and solutions through a direct sales force and an indirect sales channel.

Direct. The direct sales force rents or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and Federal, state and local government agencies. We will continue to market to commercial enterprises, especially healthcare organizations, that are interested in our communications solutions. We maintain a sales presence in key markets throughout the United States in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate groups, such as our Key Account Management team, focused on retaining and selling additional services to our key healthcare accounts as well as a team selling to government and national accounts. The direct sales force targets unified communications leadership such as chief information officers, information technology directors, telecommunications directors and contact center managers. Additionally, for certain of our software solutions, we target clinical leadership including chief medical officers and chief nursing officers. The timing for a direct sale varies by the type of service or solution that is being offered, but a software solution sale may take from 6 to 18 months depending on the type of software solution.
Indirect. The direct sales force is complimented by an indirect sales channel. This channel coordinates relationships with alliance partners or third party service providers that are ultimately responsible for the delivery of our services or solutions to the customer.
The following details additional information on our revenue.
Wireless Revenue
Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services.
Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Three Months Ended March 31,
Revenue	2014	2013
	(Dollars in thousands)
Paging revenue	$32,896	$37,051
Product and other revenue	1,455	1,728
Total wireless revenue	$34,351	$38,779
The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of March 31, 2014		As of December 31, 2013		As of March 31, 2013
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,269	95.6%	1,315	95.6%	1,397	94.4%
Indirect	58	4.4%	61	4.4%	83	5.6%
Total	1,327	100.0%	1,376	100.0%	1,480	100.0%
The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of March 31, 2014		As of December 31, 2013		As of March 31, 2013
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,230	92.7%	1,280	93.0%	1,362	92.0%
Two-way messaging	97	7.3%	96	7.0%	118	8.0%
Total	1,327	100.0%	1,376	100.0%	1,480	100.0%

The demand for one-way and two-way messaging declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the uncertainty in the United States economy and high unemployment rates nationwide.
As demand for one and two messaging has declined, we have developed or added service offerings such as Mobile Connect with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to look for ways to innovate and provide customers the highest value possible.
Wireless revenue is generally based upon the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service or net disconnect rate. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success at retaining subscribers, which is important in order to maintain recurring revenue and to control operating expenses.
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2014		December 31, 2013		March 31, 2013
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	38	84	35	65	42	66
Indirect	1	4	1	3	1	12
Total	39	88	36	68	43	78
The following table sets forth information on our direct units in service by account size for the periods stated:

	As of March 31, 2014		As of December 31, 2013		As of March 31, 2013
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	41	3.2%	43	3.2%	49	3.5%
4 to 10 Units	24	1.9%	25	1.9%	29	2.1%
11 to 50 Units	57	4.5%	61	4.6%	71	5.1%
51 to 100 Units	41	3.2%	42	3.2%	47	3.4%
101 to 1000 Units	282	22.3%	287	21.9%	321	23.0%
> 1000 Units	824	64.9%	857	65.2%	880	62.9%
Total direct units in service	1,269	100.0%	1,315	100.0%	1,397	100.0%
The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2014	December 31, 2013	March 31, 2013
1 to 3 Units	(4.9)%	(4.4)%	(4.8)%
4 to 10 Units	(4.1)%	(3.8)%	(6.0)%
11 to 50 Units	(5.3)%	(4.4)%	(4.8)%
51 to 100 Units	(1.2)%	(3.5)%	(4.0)%
101 to 1000 Units	(1.7)%	(1.7)%	(3.9)%
> 1000 Units	(4.0)%	(1.8)%	(0.2)%
Total direct net unit loss %	(3.5)%	(2.1)%	(1.7)%
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
The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	March 31, 2014	December 31, 2013	March 31, 2013
Direct	$8.19	$8.23	$8.40
Indirect	6.37	6.47	5.85
Total	8.11	8.15	8.25
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenue to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate related changes in our revenue. The decrease in consolidated ARPU for the quarter ended March 31, 2014 from the quarter ended March 31, 2013 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2014 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended March 31,
Account Size	March 31, 2014	December 31, 2013	March 31, 2013
1 to 3 Units	$14.96	$14.98	$15.22
4 to 10 Units	14.22	14.29	14.33
11 to 50 Units	12.07	11.96	12.06
51 to 100 Units	10.27	10.34	10.47
101 to 1000 Units	8.76	8.89	8.84
> 1000 Units	7.11	7.11	7.23
Total direct ARPU	$8.19	$8.23	$8.40
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue.
Operations revenue consists of license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application or equipment (typically one year). We recognize equipment revenue when it is delivered to the customer. License revenue, professional services revenue and maintenance revenue are recognized ratably over the longer of the period of professional services delivery to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license revenue and professional services revenue will be recognized when software and professional services are fully delivered to the customer and maintenance revenue is recognized ratably over the contractual term of the agreement.
The breakout of software revenue by component was as follows for the periods stated:

	For the Three Months Ended March 31,
Revenue	2014	2013
	(Dollars in thousands)
Operations revenue	$8,392	$7,589
Maintenance revenue	7,376	6,762
Total software revenue	$15,768	$14,351
On a regular basis, we engage in contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue.

Bookings increased by 18.7% for the three months ended March 31, 2014 compared to the same periods in 2013 due to an increase in maintenance and subscription renewals in the first quarter of 2014.
The following table summarizes total bookings for the periods stated:

	For the Three Months Ended March 31,
Bookings	2014	2013
	(Dollars in thousands)
Operations and new maintenance orders	$8,688	$8,814
Maintenance and subscription renewals	8,233	5,439
Total bookings	$16,921	$14,253
We reported a software backlog of $41.4 million at March 31, 2014, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at January 1, 2014	$40,211
Operations bookings for the quarter	8,688
Maintenance and subscription renewals for the quarter	8,233
Available backlog	$57,132
Operations revenue for the quarter	(8,392)
Maintenance revenue for the quarter	(7,376)
Other(1)	32
Total backlog at March 31, 2014	$41,396

(1)	Other reflects cancellations and adjustments to backlog.
Operations — Consolidated
Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management; these operating expenses are categorized as follows:
•Cost of revenue. These are expenses primarily for hardware, third-party software, outside service expenses and payroll and related expenses for our professional services, logistics, customer support and maintenance staff.
•Service, rental, and maintenance. These are expenses associated with the operation of our paging networks and development of our software. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering, pager repair functions and development and maintenance of our software products.
•Selling and marketing. These are expenses associated with our direct sales force and indirect sales channel and marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commission expenses.
•General and administrative. These are expenses associated with information technology and administrative functions. This classification consists primarily of payroll and related expenses, outside service expenses, taxes, licenses and permit expenses, and facility rent expenses.
We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the three months ended March 31, 2014 and 2013, respectively.
Our largest expense, payroll and related expenses, include wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 624 full-time equivalent employees (“FTEs”) at March 31, 2014, a decrease of 4.9% from 656 FTEs at March 31, 2013. The change in the number of FTEs reflects adjustments to our workforce to reflect the changing nature of our revenue stream. Software revenue is anticipated to increase while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.

Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.9% to 4,514 active transmitters at March 31, 2014 from 4,649 active transmitters at March 31, 2013.
Telecommunication expenses are incurred to interconnect our paging networks and to provide telephone numbers for customer use, points of contact for customer service, and connectivity among our offices. These expenses are dependent on the number of units in service, the number of customers we support and the number of office and network locations that we maintain. The number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service, which could cause telecommunication expenses to vary.
Due to the integration of the management structure and consolidation of certain sales support functions effective January 1, 2014, certain prior year's interim revenue and operating expenses were reclassified to conform with the current year's presentation. In 2014, we will report revenue by two categories, wireless and software, and have reclassified the revenue previously reported in the first quarter 2013 Form 10-Q to conform with the current year's presentation. In the first quarter of 2013, wireless revenue of $38.779 million was reported as $37.407 million in service, rental and maintenance, net of service credits and $1.372 million of software revenue and other, net. Also, in the first quarter of 2013, software revenue of $14.351 million was reported in software revenue and other, net. We reclassified payroll and related expenses amongst functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the first quarter 2013 Form 10-Q reported operating expenses: Cost of revenue of $1.484 million; service, rental and maintenance of ($0.841) million; selling and marketing of $0.178 million and general and administrative of ($0.821) million. The changes had no impact to previously reported total operating expenses and operating income.
Statements of Income
Comparison of the Statements of Income for the Three Months Ended March 31, 2014 and 2013

	For the Three Months Ended March 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$34,351	$38,779	$(4,428)	(11.4)%
Software revenue	15,768	14,351	1,417	9.9%
Total	$50,119	$53,130	$(3,011)	(5.7)%
Selected operating expenses:
Cost of revenue	$6,805	$6,667	$138	2.1%
Service, rental and maintenance	11,792	12,191	(399)	(3.3)%
Selling and marketing	7,246	6,394	852	13.3%
General and administrative	12,135	12,331	(196)	(1.6)%
Severance and restructuring	20	—	20	—%
Total	$37,998	$37,583	$415	1.1%
FTEs	624	656	(32)	(4.9)%
Active transmitters	4,514	4,649	(135)	(2.9)%
Revenue — Wireless
Our wireless revenue was $34.4 million and $38.8 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Paging revenue:
One-way messaging	$28,615	$31,960
Two-way messaging	4,281	5,091
Total paging revenue	32,896	37,051
Product and other revenue	1,455	1,728
Total wireless revenue	$34,351	$38,779
The table below sets forth units in service and paging revenue, the changes in each between the three months ended March 31, 2014 and 2013 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of March 31,			For the Three Months Ended March 31,			Change Due To:
	2014	2013	Change	2014 (1)	2013 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,230	1,362	(132)	$28,615	$31,960	$(3,345)	$(529)	$(2,816)
Two-way messaging	97	118	(21)	4,281	5,091	(810)	214	(1,024)
Total	1,327	1,480	(153)	$32,896	$37,051	$(4,155)	$(315)	$(3,840)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the lower number of subscribers and related units in service.
Revenue — Software
Our software revenue was $15.8 million and $14.4 million for the three months ended March 31, 2014 and 2013, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Operations revenue	$8,392	$7,589
Maintenance revenue	7,376	6,762
Total software revenue	$15,768	$14,351
The increase in operations revenue primarily reflects an increase in the number of customer implementations compared to the comparable period in 2013. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended March 31, 2014 and 2013 were 99.4% and 98.9%, respectively.

Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$3,959	$3,709	$250	6.7%
Cost of sales	1,917	1,890	27	1.4%
Stock based compensation	81	49	32	65.3%
Other	848	1,019	(171)	(16.8)%
Total cost of revenue	$6,805	$6,667	$138	2.1%
FTEs	179	186	(7)	(3.8)%
As illustrated in the table above, cost of revenue for the three months ended March 31, 2014 increased $0.1 million or 2.1% from the same period in 2013 due to the following significant variances:

•
Payroll and related — The increase of $0.3 million in payroll and related expenses was due primarily to higher average payroll and related expenses for professional services and maintenance support personnel.

•	Other — The decrease of $0.2 million in other expenses was primarily due to lower repair and maintenance expenses, outside service expenses and travel and entertainment expenses.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Site rent	$4,015	$4,235	$(220)	(5.2)%
Telecommunications	1,736	1,889	(153)	(8.1)%
Payroll and related	4,594	4,698	(104)	(2.2)%
Stock based compensation	39	20	19	95.0%
Other	1,408	1,349	59	4.4%
Total service, rental and maintenance	$11,792	$12,191	$(399)	(3.3)%
FTEs	166	170	(4)	(2.4)%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2014 decreased $0.4 million or 3.3% from the same period in 2013 due to the following significant variances:

•
Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. Active transmitters declined 2.9% in the first quarter of 2014 from the same period in 2013.

•
Telecommunications — The decrease of $0.2 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2014 and as we reduced telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel, product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.1 million was due to a reduction in 4 FTEs for the comparable period.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$4,098	$3,840	$258	6.7%
Commissions	1,952	1,387	565	40.7%
Stock based compensation	131	119	12	10.1%
Other	1,065	1,048	17	1.6%
Total selling and marketing	$7,246	$6,394	$852	13.3%
FTEs	140	153	(13)	(8.5)%
As indicated in the table above, selling and marketing expenses for the three months ended March 31, 2014 increased by $0.9 million, or 13.3%, from the same period in 2013. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased by $0.3 million due to higher average payroll and related expenses for sales staff focused on selling software solutions.
The sales and marketing staff are all involved in selling our communication solutions domestically and internationally. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.
Commission expenses increased by $0.6 million due primarily to an increase in commission expenses on software sales which is consistent with the increase in software revenue.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$4,796	$5,414	$(618)	(11.4)%
Stock based compensation	835	438	397	90.6%
Bad debt	86	275	(189)	(68.7)%
Facility rent	922	844	78	9.2%
Telecommunications	395	375	20	5.3%
Outside services	1,762	2,560	(798)	(31.2)%
Taxes, licenses and permits	1,064	1,233	(169)	(13.7)%
Other	2,275	1,192	1,083	90.9%
Total general and administrative	$12,135	$12,331	$(196)	(1.6)%
FTEs	139	147	(8)	(5.4)%
As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2014 decreased by $0.2 million, or 1.6%, from the same period in 2013 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.6 million reflecting headcount reductions of 8 FTEs to 139 FTEs at March 31, 2014 from 147 FTEs at March 31, 2013.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 15). Stock based compensation expenses increased by $0.4 million due primarily to higher amortization of compensation expense for awards under the 2011 Long-Term Incentive Plan (“LTIP”).

•	Bad debt — The decrease of $0.2 million in bad debt expenses reflected the improvement in collection efforts associated with our software sales.

•
Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, and various professional fees. The decrease of $0.8 million in outside service expenses was due primarily to lower professional services fees for external accounting and tax support services.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.2 million was primarily due to lower universal service fund expenses and transactional taxes.

•
Other — The increase of $1.1 million in other expenses was due primarily to a non-recurring charge of $0.7 million related to future billing credits and higher insurance expenses of $0.1 million, recruiting and relocation expenses of $0.1 million and various other expenses net of $0.2 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $4.0 million for the three months ended March 31, 2014 compared to $3.8 million for the same period in 2013. The increase was primarily due to $0.1 million higher depreciation expense for the period for non-paging device assets and $0.1 million higher depreciation expense on paging devices.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended March 31, 2014 was $3.2 million, a decrease of $1.6 million from the $4.8 million income tax expense for the same period in 2013 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of March 31, 2014. The following is the effective tax rate reconciliation for the three months ended March 31, 2014 and 2013, respectively:

	For the Three Months Ended March 31,
	2014		2013
	(Dollars in thousands)
Income before income tax expense	$8,041		$11,757
Federal income tax expense at the statutory rate	$2,814	35.0%	$4,115	35.0%
State income taxes, net of Federal benefit	343	4.3%	483	4.1%
Other	(6)	(0.1)%	234	2.0%
Income tax expense	$3,151	39.2%	$4,832	41.1%
The decrease in the effective tax rate for the three months ended March 31, 2014 results from a decrease in the nondeductible portion of officers’ compensation.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2014, we had cash and cash equivalents of $91.6 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability on our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of March 31, 2014, our available cash on hand was $91.6 million and our available borrowing capacity under our revolving credit facility was approximately $40.0 million (see “Borrowings” below).
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2014, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Three Months Ended March 31,		Change Between 2014 and 2013
	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities	$7,811	$15,670	$(7,859)
Net cash used in investing activities	(2,585)	(2,340)	245
Net cash used in financing activities	(2,707)	(2,682)	25
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. The following table includes the cash receipt and expenditure components of our cash flows from operating activities for the periods indicated, and sets forth the change between the stated periods:

	For the Three Months Ended March 31,		Change Between 2014 and 2013
	2014	2013
	(Dollars in thousands)
Cash received from customers	$48,278	$54,093	$(5,815)
Cash paid for —
Payroll and related costs	24,061	20,151	3,910
Site rent costs	3,932	4,181	(249)
Telecommunication costs	2,174	2,308	(134)
Interest costs	2	3	(1)
Other operating costs	10,298	11,780	(1,482)
	40,467	38,423	2,044
Net cash provided by operating activities	$7,811	$15,670	$(7,859)
Net cash provided by operating activities decreased $7.9 million for the three months ended March 31, 2014 compared to the same period in 2013 due to lower cash received from customers by $5.8 million and an increase in cash paid for operating activities of $2.1 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease of $5.8 million was due to lower revenue of $3.0 million and higher accounts receivable of $3.6 million, offset by higher deferred revenue of $0.8 million.
The increase in cash paid for operating activities of $2.0 million was as follows:

•	Cash payments for payroll and related costs increased $3.9 million due primarily to the 2013 STIP payment in the first quarter of 2014.

•	Cash payments for site rent costs decreased $0.2 million. This decrease was due primarily to the rationalization of our network.

•	Cash payments for telecommunication costs decreased $0.1 million. This decrease was due primarily to the consolidation of our networks.

•
Cash payments for other operating costs decreased $1.5 million. The decrease was due primarily to lower outside service costs of $0.6 million, taxes, licenses and permits costs of $0.2 million, bad debt costs of $0.2 million, advertising costs of $0.1 million, office costs of $0.1 million and other miscellaneous costs, net of $0.3 million.

Net Cash Used In Investing Activities. Net cash used in investing activities increased by $0.2 million for the three months ended March 31, 2014 compared to the same period in 2013 due primarily to higher capital expenses for property and equipment.

Net Cash Used In Financing Activities. Net cash used in financing activities increased slightly for the three months ended March 31, 2014 from the same period in 2013 due to cash dividend payments.
Future Cash Dividends to Stockholders. On April 30, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of May 22, 2014, and a payment date of June 25, 2014. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2014 and 2013 was approximately $4.8 million and $4.9 million, respectively.
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
Commitments and Contingencies. See Note 19 for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 18 for further discussion on our related party transactions.
Application of Critical Accounting Policies
The preceding discussion and analysis of financial condition and statement of income are based on our condensed consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the 2013 Annual Report that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
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

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Operating income	$8,092	$11,740
Plus: Depreciation, amortization and accretion	4,029	3,807
EBITDA (as defined by the Company)	12,121	15,547
Less: Purchases of property and equipment	(2,643)	(2,341)
OCF (as defined by the Company)	$9,478	$13,206

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2014, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available debt capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 for further discussion on our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
In January 2014 we implemented an additional module in our general ledger system to support software revenue recognition. Additionally, the Company implemented additional processes and controls to review new, multiple-element software arrangements in a comprehensive manner to ensure accurate setup and proper accounting treatment in accordance with GAAP, within this new general ledger module. Except as described above, there were no other changes made in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2013 Annual Report have not materially changed during the quarter ended March 31, 2014.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 1, 2014(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 1, 2014(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 1, 2014(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 1, 2014(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

USA MOBILITY, INC.

Dated: May 1, 2014	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 1, 2014(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated May 1, 2014(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 1, 2014(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 1, 2014(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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