Form 10-Q
period 2014-06-30
Spok Holdings, Inc
filed 2014-07-31
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32358

SPŌK HOLDINGS, INC. (Exact name of registrant as specified in its charter)

DELAWARE	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6850 Versar Center, Suite 420
Springfield, Virginia	22151-4148
(Address of principal executive offices)	(Zip Code)
(800) 611-8488
(Registrant’s telephone number, including area code)
USA Mobility, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
21,675,735 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 25, 2014.

SPŌK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,035	$89,075
Accounts receivable, net	22,964	18,084
Prepaid expenses and other	6,681	7,399
Inventory	2,070	2,221
Deferred income tax assets, net	3,389	3,389
Total current assets	132,139	120,168
Property and equipment, net	20,936	21,122
Goodwill	133,031	133,031
Other intangible assets, net	22,653	25,368
Deferred income tax assets, net	20,542	25,494
Other assets	1,586	1,715
TOTAL ASSETS	$330,887	$326,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,796	$9,885
Accrued compensation and benefits	11,287	13,919
Deferred revenue	24,571	23,023
Total current liabilities	45,654	46,827
Deferred revenue	645	862
Other long-term liabilities	9,231	9,259
TOTAL LIABILITIES	55,530	56,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	128,988	127,264
Retained earnings	146,367	142,684
TOTAL STOCKHOLDERS’ EQUITY	275,357	269,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$330,887	$326,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless revenue	$33,518	$37,771	$67,869	$76,550
Software revenue	15,576	14,497	31,344	28,848
Total revenue	49,094	52,268	99,213	105,398
Operating expenses:
Cost of revenue	7,180	6,961	13,985	13,628
Service, rental and maintenance	11,420	12,018	23,212	24,209
Selling and marketing	7,780	6,538	15,026	12,932
General and administrative	10,990	11,022	23,125	23,353
Severance and restructuring	4	2	24	2
Depreciation, amortization and accretion	4,352	3,822	8,381	7,629
Total operating expenses	41,726	40,363	83,753	81,753
Operating income	7,368	11,905	15,460	23,645
Interest expense, net	(64)	(64)	(131)	(128)
Other income, net	(194)	(75)	(178)	6
Income before income tax expense	7,110	11,766	15,151	23,523
Income tax expense	(2,819)	(4,938)	(5,970)	(9,770)
Net income	$4,291	$6,828	$9,181	$13,753
Basic net income per common share	$0.20	$0.32	$0.42	$0.63
Diluted net income per common share	$0.19	$0.31	$0.42	$0.63
Basic weighted average common shares outstanding	21,642,163	21,644,281	21,640,191	21,666,096
Diluted weighted average common shares outstanding	22,099,791	21,827,149	22,073,254	21,921,742
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$9,181	$13,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,381	7,629
Amortization of deferred financing costs	129	129
Deferred income tax expense	4,952	8,849
Amortization of stock based compensation	1,710	1,254
Provision for doubtful accounts, service credits and other	597	833
Adjustment of non-cash transaction taxes	(229)	(251)
Loss on disposals of property and equipment	3	167
Changes in assets and liabilities:
Accounts receivable	(5,478)	2,812
Prepaid expenses and other assets	850	(367)
Accounts payable, accrued liabilities and accrued compensation and benefits	(3,076)	(7,578)
Deferred revenue	1,331	(4,088)
Net cash provided by operating activities	18,351	23,142
Cash flows from investing activities:
Purchase of property and equipment	(5,036)	(5,268)
Proceeds from disposals of property and equipment	59	9
Net cash used in investing activities	(4,977)	(5,259)
Cash flows from financing activities:
Cash dividends to stockholders	(5,414)	(6,900)
Net cash used in financing activities	(5,414)	(6,900)
Net increase in cash and cash equivalents	7,960	10,983
Cash and cash equivalents, beginning of period	89,075	61,046
Cash and cash equivalents, end of period	$97,035	$72,029
Supplemental disclosure:
Interest paid	$3	$6
Income taxes paid	$884	$831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spōk Holdings, Inc.
Spōk Holdings, Inc. and its subsidiaries (collectively, “SPŌK” or the “Company”), through its indirect wholly-owned subsidiary, Spōk, Inc., is a comprehensive provider of critical communication solutions for the enterprise. As a single source provider, the Company operates the largest one-way paging and advanced two-way paging networks in the United States and provides mission critical unified communication software solutions nationally and internationally (in Europe, Australia, Asia and the Middle East).
Effective January 1, 2014 the legal entity, Amcom Software, Inc. ("Amcom"), was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly-owned subsidiary of Spōk Holdings, Inc. Our sole operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014 the Company is structured as one operating (and reportable) segment, a unified communication business.
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
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”). The condensed consolidated statements of income for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Due to the integration of the management structure and consolidation of certain sales support functions effective January 1, 2014, certain prior year's interim revenue and operating expenses were reclassified to conform to the current year's presentation. In 2014, we will report wireless and software revenue, and have reclassified the revenue previously reported in the Quarterly Report on Form 10Q for the quarterly period ended June 30, 2013 (the "Second Quarter 2013 Form 10-Q") to conform with the current year's presentation. In the second quarter of 2013, wireless revenue of $37.771 million was reported as $36.370 million in service, rental and maintenance, net of service credits and $1.401 million of software revenue and other, net. Also, in the second quarter of 2013, software revenue of $14.497 million was reported in software revenue and other, net. We reclassified payroll and related expenses among functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the Second Quarter 2013 Form 10-Q reported operating expenses: Cost of revenue of $1.476 million; service, rental and maintenance of ($0.804) million; selling and marketing of $0.191 million and general and administrative of ($0.863) million. The changes had no impact on previously reported total operating expenses and operating income.
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
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of when and how revenue is recognized. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and any interim periods that fall within that reporting period. Early application is not permitted. For us the new standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not selected a transition method. We are currently evaluating the potential impact from this ASU on our consolidated financial statements.
(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Other receivables	$758	$748
Tax receivables	177	158
Deposits	424	597
Prepaid insurance	236	524
Prepaid rent	134	259
Prepaid repairs and maintenance	832	687
Prepaid taxes	809	641
Prepaid commissions	2,564	2,696
Prepaid expenses	747	1,089
Total prepaid expenses and other	$6,681	$7,399
(6) Inventory — Inventory of $2.1 million and $2.2 million at June 30, 2014 and December 31, 2013, respectively, consisted of third-party hardware and software held for resale. We use the first in, first out cost method.
(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended June 30, 2014 and 2013 were $4.4 million and $3.8 million, respectively; and for the six months ended June 30, 2014 and 2013 were $8.4 million and $7.6 million, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Depreciation	$2,665	$2,405	$5,291	$4,827
Amortization	1,499	1,252	2,715	2,497
Accretion	188	165	375	305
Total depreciation, amortization and accretion	$4,352	$3,822	$8,381	$7,629
(8) Goodwill and Amortizable Intangible Assets — Goodwill at June 30, 2014 and December 31, 2013 was $133.0 million. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. There were no indicators of impairment for the three months ended June 30, 2014.
Amortizable intangible assets at June 30, 2014 include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles and resulted from our acquisition of Amcom in 2011 and IMCO Technologies Corporation (“IMCO”) in 2012. Such intangibles are being amortized over periods ranging from two to ten years.
The gross carrying amount of amortizable intangible assets was $41.5 million at June 30, 2014 and the accumulated amortization was $18.9 million. The net consolidated balance of amortizable intangible assets consisted of the following:

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		June 30, 2014
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(8,334)	$16,668
Acquired technology	2 - 4	8,452	(6,803)	1,649
Non-compete agreements	5	2,370	(2,187)	183
Trademarks	3	5,702	(1,549)	4,153
Total amortizable intangible assets		$41,526	$(18,873)	$22,653
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining six months ending December 31, 2014	$2,998
For the year ending December 31:
2015	4,718
2016	4,142
2017	2,878
2018	2,500
Thereafter	5,417
Total amortizable intangible assets	$22,653
(9) Other Assets — Other assets were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Deferred financing costs	$327	$456
Deposits	197	195
Prepaid royalty	244	245
Other assets	818	819
Total other assets	$1,586	$1,715
(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Accounts payable	$1,905	$1,726
Accrued network costs	1,122	1,169
Accrued taxes	3,076	3,959
Asset retirement obligations	428	358
Accrued outside services	899	1,049
Accrued accounting and legal	373	212
Accrued recognition awards	195	327
Accrued other	1,009	851
Deferred rent	77	77
Escheat liability	26	5
Lease incentive	189	152
Dividends payable - 2011 Long-Term Incentive Plan ("LTIP")	497	—
Total accounts payable and accrued liabilities	$9,796	$9,885
Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The issuance of restricted stock units (“RSUs”) awarded under the 2011 LTIP is expected

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be made during the first quarter of 2015. Therefore, the related dividends payable (the line item Dividends payable - 2011 LTIP) was reclassified from other long-term liabilities to accounts payable and accrued liabilities in 2014 based on the expected payment in the first quarter of 2015.
(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2014, we had recognized cumulative asset retirement costs of $3.8 million. During the six months ended June 30, 2014, we recorded an increase of $0.1 million in asset retirement costs for a total of $3.9 million at June 30, 2014. The asset retirement cost additions during the six months ended June 30, 2014 increased paging equipment assets and are being depreciated over the related estimated lives of 54 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2014	$358	$7,599	$7,957
Accretion	14	361	375
Additions	—	105	105
Reclassifications	238	(238)	—
Amounts paid	(182)	—	(182)
Balance at June 30, 2014	$428	$7,827	$8,255
The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2014.
(12) Deferred Revenue — Deferred revenue at June 30, 2014 was $24.6 million for the current portion and $0.6 million for the non-current portion. Deferred revenue at December 31, 2013 was $23.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue at June 30, 2014 primarily consisted of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or otherwise meets our revenue recognition criteria.
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
As of June 30, 2014, we had no outstanding debt and the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for outstanding letters of credit. The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement.
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
We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of June 30, 2014.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Asset retirement obligations	$7,827	$7,599
Dividends payable — 2011 LTIP	—	409
Escheat liability	239	509
Capital lease payable	15	23
Lease incentive	489	180
Deferred rent	388	259
Royalty payable	273	280
Total other long-term liabilities	$9,231	$9,259
The issuance of RSUs awarded under the 2011 LTIP is expected to be made during the first quarter of 2015. Therefore, the related dividends payable (the line item Dividends payable - 2011 LTIP) was reclassified to accounts payable and accrued liabilities from other long-term liabilities in 2014 based on the expected payment in the first quarter of 2015. The increase in the lease incentive liability during the first six months of 2014 relates to a new office lease located in New York.
(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the six months ended June 30, 2014 consisted of:

(Dollars in thousands)
Balance at January 1, 2014	$269,950
Net income for the six months ended June 30, 2014	9,181
Cash dividends declared	(5,503)
Amortization of stock based compensation	1,710
Other	19
Balance at June 30, 2014	$275,357
General. At June 30, 2014 and December 31, 2013, there were 21,663,909 and 21,652,341 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
The following table summarizes the activities under the 2012 Equity Plan from inception through June 30, 2014:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	209,382
Add: Restricted stock forfeited by non-executive member of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(41,849)
Less: Short-Term Incentive Plan (“STIP”) common stock awarded to an eligible employee	(41,702)
Total equity securities available at June 30, 2014	1,766,522

The following table details activities with respect to outstanding RSUs under the 2011 LTIP for the three months ended June 30, 2014:

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at April 1, 2014	617,027	$12.30
Granted	—	—
Vested	—	—
Forfeited	(57,338)	11.20
Non-vested RSUs at June 30, 2014	559,689	$12.41	$1,859	6
The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Equity Awards	2014	2013	2014	2013
	(Dollars in thousands)
2011 LTIP	$542	$568	1,556	1,134
Board of Directors Compensation	82	60	154	120
Total stock based compensation	$624	$628	$1,710	$1,254
The increase in stock based compensation for the six months ended June 30, 2014 compared to 2013 was due to an increase in outstanding RSUs to 559,689 RSUs compared to 508,118 RSUs at June 30, 2013.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2014. Cash dividends paid as disclosed in the statements of cash flows for the six months ended June 30, 2014 and 2013 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on the RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 5	March 18	March 28	$0.125	$2,707
April 30	May 22	June 25	$0.125	$2,707
	Total		$0.250	$5,414

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On July 30, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of August 19, 2014, and a payment date of September 10, 2014. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Additional Paid-in Capital. For the six months ended June 30, 2014, additional paid-in capital increased by $1.7 million to $129.0 million at June 30, 2014 from $127.3 million at December 31, 2013. The increase in the six months ended June 30, 2014 was due primarily to recognition of stock based compensation.
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

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share amounts)
Net income	$4,291	$6,828	$9,181	$13,753
Weighted average shares of common stock outstanding	21,642,163	21,644,281	21,640,191	21,666,096
Dilutive effect of restricted stock and RSUs	457,628	182,868	433,063	255,646
Weighted average shares of common stock and common stock equivalents	22,099,791	21,827,149	22,073,254	21,921,742
Net income per common share
Basic	$0.20	$0.32	$0.42	$0.63
Diluted	$0.19	$0.31	$0.42	$0.63
(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Operating Expense Category	2014	2013	2014	2013
	(Dollars in thousands)
Cost of revenue	$81	$49	$162	$98
Service, rental and maintenance	(17)	20	$22	$40
Selling and marketing	131	119	262	238
General and administrative	429	440	1,264	878
Total stock based compensation	$624	$628	$1,710	$1,254

The decrease of compensation expense associated with service, rental and maintenance during the three months ended June 30, 2014 compared to the same period in 2013 was due to forfeitures of eligible RSUs in the second quarter of 2014.
(17) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required.
At June 30, 2014, we had total deferred income tax assets of $143.2 million and a valuation allowance of $119.3 million resulting in an estimated recoverable amount of deferred income tax assets of $23.9 million. This reflected a change from the December 31, 2013 balance of deferred income tax assets of $148.2 million and a valuation allowance of $119.3 million resulting in an estimated recoverable amount of $28.9 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2014 taxable income.
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
As of January 1, 2014, we had approximately $343.8 million of Federal net operating losses (“NOLs”) available to offset future taxable income. The Internal Revenue Code Section 382 limited NOLs as of January 1, 2014 totaled $50.4 million which may be used at a rate of $6.1 million per year. The 2013 NOLs utilized is expected to be approximately $44.7 million and this amount will be confirmed when we file our 2013 Federal Income Tax Return.
(18) Related Party Transactions — A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. During the fourth quarter of 2013, this entity acquired one of our vendors, Global Tower Partners. For the three months ended June 30, 2014 and 2013, we incurred $1.1 million and $1.0 million, respectively, and for the

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six months ended June 30, 2014 and 2013, we incurred $2.1 million and $2.0 million, respectively, to that entity in site rent expenses that were included in service, rental and maintenance expenses.
(19) Commitments and Contingencies — There have been no material changes during the six months ended June 30, 2014 to the commitments and contingencies previously reported in the 2013 Annual Report except as noted below.
In March 2014, we entered into an exclusive agreement with a vendor to purchase a minimum number of paging devices over a three-year period. We have a purchase commitment of $8.3 million over this three year contractual term.
In April 2014, we entered into an agreement with a vendor for certain information technology services over a three-year contract term. The total contractual obligation is $1.6 million.
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
(20) Segment Reporting — On March 3, 2011, the Company (formerly USA Mobility, Inc.) acquired Amcom. From that date the Company determined, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280 - Segment Reporting (“ASC 280”) that the Company had two reportable segments, a wireless segment and a software segment that were also the Company’s operating segments. Generally through December 31, 2013, the Company maintained two separate operations with distinct operating structures. Starting in 2013, the Company undertook an internal reorganization and reorientation. That reorganization was designed to unify the Company's wireless and software product offerings under one brand identity and to establish one company dedicated to operational excellence, customer focus and creative problem solving. Our approach was to maximize favorable operational attributes and eliminate redundancies to affect: one integrated sales force selling software and wireless solutions; one set of overhead; one customer message and experience; one platform for future acquisitions; and to grow our revenue on a profitable basis to create long-term stockholder value. A key element of this strategy included consolidation of our legal entities and management. Effective January 1, 2014 the legal entity, Amcom Software, Inc., was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly owned subsidiary of the Company. Our sole operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a unified communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of our consolidated operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spōk Holdings, Inc. and its subsidiaries (“SPŌK” or the “Company”) (formerly USA Mobility, Inc.) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to SPŌK are forward-looking statements.
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
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2013 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect SPŌK’s business, statement of income or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the statements of income and financial position of SPŌK. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2013 Annual Report and our condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to the Condensed Consolidated Financial Statements.
Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a unified communication business as more fully described in Note 20. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of our consolidated operations.
SPŌK, acting through our indirect wholly-owned operating subsidiary, Spōk, Inc., is a comprehensive provider of critical communication solutions for the enterprise. As a single source provider the Company operates the largest one-way paging and advanced two-way paging networks in the United States and provides mission critical unified communication software solutions nationally and internationally (in Europe, Australia, Asia and the Middle East) to such key market segments as healthcare, government and large enterprises. Software solutions include critical smartphone communication solutions, secure texting, contact center optimization, emergency management and clinical workflow improvement. For both the three and six months ended June 30, 2014 and 2013, wireless and software revenue represent approximately 70% and 30%, respectively of our consolidated revenue.
The following tables indicate the wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Three Months Ended June 30, 2014				For the Three Months Ended June 30, 2013
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$22,616	$10,589	$33,205	67.7%	$24,462	$10,041	$34,503	66.0%
Government	2,437	1,757	4,194	8.5%	3,020	1,698	4,718	9.0%
Large Enterprise	3,603	476	4,079	8.3%	4,330	507	4,837	9.3%
Other (1)	3,762	751	4,513	9.2%	4,542	715	5,257	10.1%
Total Direct	32,418	13,573	45,991	93.7%	36,354	12,961	49,315	94.4%
Total Indirect	1,100	2,003	3,103	6.3%	1,417	1,536	2,953	5.6%
Total	$33,518	$15,576	$49,094	100.0%	$37,771	$14,497	$52,268	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.

	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2013
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$46,022	$20,556	$66,578	67.1%	$48,995	$19,370	$68,365	64.9%
Government	4,949	3,477	8,426	8.5%	6,361	3,049	9,410	8.9%
Large Enterprise	7,335	1,017	8,352	8.4%	8,888	1,680	10,568	10.0%
Other (1)	7,320	1,165	8,485	8.6%	9,324	1,349	10,673	10.1%
Total Direct	65,626	26,215	91,841	92.6%	73,568	25,448	99,016	93.9%
Total Indirect	2,243	5,129	7,372	7.4%	2,982	3,400	6,382	6.1%
Total	$67,869	$31,344	$99,213	100.0%	$76,550	$28,848	$105,398	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.
The following table indicates the percentage of our paging units in service by key market segments as of the dates stated and illustrates the relative significance of these market segments to our wireless revenue:

Market Segment	As of June 30, 2014	As of March 31, 2014	As of June 30, 2013
Healthcare	73.0%	72.0%	70.9%
Government	8.3%	8.6%	9.1%
Large Enterprise	7.8%	8.2%	8.1%
Other	6.6%	6.8%	7.3%
Total Direct	95.7%	95.6%	95.4%
Total Indirect	4.3%	4.4%	4.6%
Total	100.0%	100.0%	100.0%
Revenue
We offer a focused suite of unified critical communication solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We develop, sell, and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize, and standardize mission critical communication solutions. Given the focused nature of our software products, our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions.
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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers are presented as wireless revenue in our statements of income. In addition, we sell software solutions, professional services (installation and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance). Revenue generated by these communication solutions are reflected as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement.
We market and distribute our communication services and solutions through a direct sales force and an indirect sales channel.
Direct. The direct sales force rents or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and Federal, state and local government agencies. We will continue to market to commercial enterprises, especially healthcare organizations, that are interested in our communication solutions. We maintain a sales presence in key markets throughout the United States in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate groups, such as our Key Account Management team, focused on retaining and selling additional products and services to our key healthcare accounts as well as a team selling to government and national accounts. The direct sales force targets unified communications leadership such as chief information officers, information technology directors, telecommunications directors and contact center managers. Additionally, for certain of our software solutions, we target clinical leadership including chief medical officers and chief nursing officers. The timing for a direct sale varies by the type of service or solution that is being offered, but a software solution sale may take from 6 to 18 months depending on the type of software solution.
Indirect. The direct sales force is complimented by an indirect sales channel. This channel coordinates relationships with alliance partners or third-party service providers that are ultimately responsible for the delivery of our services or solutions to the customer.
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
Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2014	2013	2014	2013
	(Dollars in thousands)
Paging revenue	$31,458	$36,064	$64,354	$73,115
Product and other revenue	2,060	1,707	3,515	3,435
Total wireless revenue	$33,518	$37,771	$67,869	$76,550
The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of June 30, 2014		As of March 31, 2014		As of June 30, 2013
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,243	95.7%	1,269	95.6%	1,380	95.4%
Indirect	56	4.3%	58	4.4%	65	4.6%
Total	1,299	100.0%	1,327	100.0%	1,445	100.0%
The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of June 30, 2014		As of March 31, 2014		As of June 30, 2013
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,208	93.0%	1,230	92.7%	1,343	92.9%
Two-way messaging	91	7.0%	97	7.3%	102	7.1%
Total	1,299	100.0%	1,327	100.0%	1,445	100.0%
The demand for one-way and two-way messaging declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the uncertainty in the United States economy and unemployment rates nationwide.
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2014		March 31, 2014		June 30, 2013
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	50	76	38	84	54	71
Indirect	1	3	1	4	1	19
Total	51	79	39	88	55	90
The following table sets forth information on our direct units in service by account size for the periods stated:

	As of June 30, 2014		As of March 31, 2014		As of June 30, 2013
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	39	3.1%	41	3.2%	47	3.4%
4 to 10 Units	23	1.8%	24	1.9%	28	2.0%
11 to 50 Units	56	4.5%	57	4.5%	67	4.8%
51 to 100 Units	38	3.1%	41	3.2%	45	3.2%
101 to 1000 Units	275	22.1%	282	22.3%	305	22.1%
> 1000 Units	812	65.4%	824	64.9%	888	64.5%
Total direct units in service	1,243	100.0%	1,269	100.0%	1,380	100.0%

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2014	March 31, 2014	June 30, 2013
1 to 3 Units	(4.1)%	(4.9)%	(5.1)%
4 to 10 Units	(5.4)%	(4.1)%	(5.3)%
11 to 50 Units	(3.2)%	(5.3)%	(6.4)%
51 to 100 Units	(8.7)%	(1.2)%	(5.3)%
101 to 1000 Units	(2.5)%	(1.7)%	(5.0)%
> 1000 Units	(1.2)%	(4.0)%	1.1%
Total direct net unit loss %	(2.0)%	(3.5)%	(1.3)%
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
The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	June 30, 2014	March 31, 2014	June 30, 2013
Direct	$8.06	$8.19	$8.33
Indirect	6.39	6.37	6.31
Total	7.98	8.11	8.22
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenue to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate related changes in our revenue. The decrease in consolidated ARPU for the quarter ended June 30, 2014 from the quarter ended June 30, 2013 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in the remainder of 2014 and that price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended June 30,
Account Size	June 30, 2014	March 31, 2014	June 30, 2013
1 to 3 Units	$14.86	$14.96	$15.12
4 to 10 Units	14.12	14.22	14.29
11 to 50 Units	12.00	12.07	11.96
51 to 100 Units	10.18	10.27	10.42
101 to 1000 Units	8.58	8.76	8.84
> 1000 Units	7.00	7.11	7.19
Total direct ARPU	$8.06	$8.19	$8.33
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue.
Operations revenue consists of license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application or equipment (typically for one year). We recognize equipment revenue when it is delivered to the customer. License revenue, professional services revenue and maintenance revenue are recognized ratably over the longer of the period of professional services delivery to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license revenue and professional services revenue will be recognized when software and professional services are fully delivered to the customer and maintenance revenue is recognized ratably over the contractual term of the agreement.
The breakout of software revenue by component was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2014	2013	2014	2013
	(Dollars in thousands)
Operations revenue	$8,046	$7,552	$16,438	$15,141
Maintenance revenue	7,530	6,945	14,906	13,707
Total software revenue	$15,576	$14,497	$31,344	$28,848
On a regular basis, we engage in contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings increased by 21.3% and 20.1% for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to an increase in maintenance and subscription renewals in the second quarter of 2014 and in the first six months of 2014.
The following table summarizes total bookings for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Bookings	2014	2013	2014	2013
	(Dollars in thousands)
Operations and new maintenance orders	$11,018	$8,566	$19,706	$17,380
Maintenance and subscription renewals	7,941	7,060	16,174	12,499
Total bookings	$18,959	$15,626	$35,880	$29,879
We reported a software backlog of $40.2 million at June 30, 2014, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at January 1, 2014	$40,211
Operations bookings	19,706
Maintenance and subscription renewals	16,174
Available backlog	$76,091
Operations revenue	(16,438)
Maintenance revenue	(14,906)
Other(1)	(4,565)
Total backlog at June 30, 2014	$40,182

(1)	Other reflects cancellations and adjustments to backlog.
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
We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the three and six months ended June 30, 2014 and 2013, respectively.
Our largest expense, payroll and related expenses, include wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 615 full-time equivalent employees (“FTEs”) at June 30, 2014, a decrease of 14.6% from 659 FTEs at June 30, 2013. The change in the number of FTEs reflects adjustments to our workforce to reflect the changing nature of our revenues. Software revenue is anticipated to increase while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 3.7% to 4,431 active transmitters at June 30, 2014 from 4,601 active transmitters at June 30, 2013.
Telecommunication expenses are incurred to interconnect our paging networks and to provide telephone numbers for customer use, points of contact for customer service, and connectivity among our offices. These expenses are dependent on the number of units in service, the number of customers we support and the number of office and network locations that we maintain. The number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service or customers, which could cause telecommunication expenses to vary.
Due to the integration of the management structure and consolidation of certain sales support functions effective January 1, 2014, certain prior year's interim revenue and operating expenses were reclassified to conform to the current year's presentation. In 2014, we will report wireless and software revenue, and have reclassified the revenue previously reported in the Second Quarter 2013 Form 10-Q to conform to the current year's presentation. In the second quarter of 2013, wireless revenue of $37.771 million was reported as $36.370 million in service, rental and maintenance, net of service credits and $1.401 million of software revenue and other, net. Also, in the second quarter of 2013, software revenue of $14.497 million was reported in software revenue and other, net. We reclassified payroll and related expenses amongst functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the Second Quarter 2013 Form 10-Q reported operating expenses: Cost of revenue of $1.476 million; service, rental and maintenance of ($0.804) million; selling and marketing of $0.191 million and general and administrative of ($0.863) million. The changes had no impact to previously reported total operating expenses and operating income.

Statements of Income
Comparison of the Statements of Income for the Three Months Ended June 30, 2014 and 2013

	For the Three Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$33,518	$37,771	$(4,253)	(11.3)%
Software revenue	15,576	14,497	1,079	7.4%
Total	$49,094	$52,268	$(3,174)	(6.1)%
Selected operating expenses:
Cost of revenue	$7,180	$6,961	$219	3.1%
Service, rental and maintenance	11,420	12,018	(598)	(5.0)%
Selling and marketing	7,780	6,538	1,242	19.0%
General and administrative	10,990	11,022	(32)	(0.3)%
Severance and restructuring	4	2	2	100.0%
Total	$37,374	$36,541	$833	2.3%
FTEs	615	659	(44)	(6.7)%
Active transmitters	4,431	4,601	(170)	(3.7)%
Revenue — Wireless
Our wireless revenue was $33.5 million and $37.8 million for the three months ended June 30, 2014 and 2013, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Paging revenue:
One-way messaging	$27,415	$31,202
Two-way messaging	4,043	4,862
Total paging revenue	31,458	36,064
Product and other revenue	2,060	1,707
Total wireless revenue	$33,518	$37,771
The table below sets forth units in service and paging revenue, the changes in each between the three months ended June 30, 2014 and 2013 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of June 30,			For the Three Months Ended June 30,			Change Due To:
	2014	2013	Change	2014 (1)	2013 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,208	1,343	(135)	$27,415	$31,202	$(3,787)	$(762)	$(3,025)
Two-way messaging	91	102	(11)	4,043	4,862	(819)	(51)	(768)
Total	1,299	1,445	(146)	$31,458	$36,064	$(4,606)	$(813)	$(3,793)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the lower number of subscribers and related units in service.

Revenue — Software
Our software revenue was $15.6 million and $14.5 million for the three months ended June 30, 2014 and 2013, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Operations revenue	$8,046	$7,552
Maintenance revenue	7,530	6,945
Total software revenue	$15,576	$14,497
The increase in operations revenue primarily reflects an increase in the number of customer implementations compared to the comparable period in 2013. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rate for both the three months ended June 30, 2014 and 2013 was 99.5%.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$3,827	$3,743	$84	2.2%
Cost of sales	2,232	2,133	99	4.6%
Stock based compensation	81	49	32	65.3%
Other	1,040	1,036	4	0.4%
Total cost of revenue	$7,180	$6,961	$219	3.1%
FTEs	176	186	(10)	(5.4)%
As illustrated in the table above, cost of revenue for the three months ended June 30, 2014 increased $0.2 million or 3.1% from the same period in 2013 due to the following significant variances:

•
Payroll and related — The increase of $0.1 million in payroll and related expenses was due primarily to higher average payroll and related expenses for professional services and maintenance support personnel.

•	Cost of sales — The increase of $0.1 million in cost of sales expenses was primarily due to higher third-party professional services expenses associated with the increase in sales orders.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Site rent	$3,981	$4,237	$(256)	(6.0)%
Telecommunications	1,669	1,885	(216)	(11.5)%
Payroll and related	4,434	4,589	(155)	(3.4)%
Stock based compensation	(17)	20	(37)	(185.0)%
Other	1,353	1,287	66	5.1%
Total service, rental and maintenance	$11,420	$12,018	$(598)	(5.0)%
FTEs	159	167	(8)	(4.8)%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2014 decreased $0.6 million or 5.0% from the same period in 2013 due to the following significant variances:

•
Site rent — The decrease of $0.3 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 3.7% from June 30, 2013 to June 30, 2014.

•
Telecommunications — The decrease of $0.2 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2014, and as we reduced telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel, product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.2 million was due to a reduction in eight FTEs as compared to the comparable period.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$4,099	$3,919	$180	4.6%
Commissions	2,087	1,519	568	37.4%
Stock based compensation	131	119	12	10.1%
Other	1,463	981	482	49.1%
Total selling and marketing	$7,780	$6,538	$1,242	19.0%
FTEs	145	160	(15)	(9.4)%
As indicated in the table above, selling and marketing expenses for the three months ended June 30, 2014 increased by $1.2 million, or 19.0%, from the same period in 2013. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased by $0.2 million due to higher average payroll and related expenses for sales staff focused on selling software solutions.
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
Commission expenses increased by $0.6 million due primarily to an increase in commission expense on software sales resulting from increased software revenue and the impact of commission plan incentives for increased sales.
Other expenses increased by $0.5 million due primarily to one-time higher advertising and related expenses associated with the company re-branding to the name SPŌK.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$4,440	$5,074	$(634)	(12.5)%
Stock based compensation	429	441	(12)	(2.7)%
Bad debt	134	265	(131)	(49.4)%
Facility rent	899	839	60	7.2%
Telecommunications	399	343	56	16.3%
Outside services	1,719	1,606	113	7.0%
Taxes, licenses and permits	1,383	1,166	217	18.6%
Other	1,587	1,288	299	23.2%
Total general and administrative	$10,990	$11,022	$(32)	(0.3)%
FTEs	135	146	(11)	(7.5)%
As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2014 decreased slightly, from the same period in 2013 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.6 million reflecting headcount reductions of 11 FTEs to 135 FTEs at June 30, 2014 from 146 FTEs at June 30, 2013.

•	Bad debt — The decrease of $0.1 million in bad debt expenses reflected the improvement in collection efforts associated with our software sales.

•
Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, and various professional fees. The increase of $0.1 million in outside service expenses was due primarily to higher professional services fees for transactional tax processing services.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.2 million was primarily due to higher universal service fund expenses and transactional taxes based on revenues.

•
Other — The increase of $0.3 million in other expenses was due primarily to higher repair and maintenance expenses of $0.1 million, recruiting and relocation expenses of $0.1 million and various other expenses net of $0.1 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $4.4 million for the three months ended June 30, 2014 compared to $3.8 million for the same period in 2013. The increase was primarily due to $0.3 million higher depreciation expense for the period for non-paging device assets and $0.3 million in higher amortization expense for intangibles.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended June 30, 2014 was $2.8 million, a decrease of $2.1 million from the $4.9 million income tax expense for the same period in 2013 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of June 30, 2014. The following is the effective tax rate reconciliation for the three months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30,
	2014		2013
	(Dollars in thousands)
Income before income tax expense	$7,110		$11,766
Federal income tax expense at the statutory rate	$2,489	35.0%	$4,118	35.0%
State income taxes, net of Federal benefit	306	4.3%	498	4.2%
Other	24	0.3%	322	2.8%
Income tax expense	$2,819	39.6%	$4,938	42.0%
The decrease in the effective tax rate for the three months ended June 30, 2014 results from a decrease in the nondeductible portion of officers’ compensation.

Statements of Income
Comparison of the Statements of Income for the Six Months Ended June 30, 2014 and 2013

	For the Six Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$67,869	$76,550	$(8,681)	(11.3)%
Software revenue	31,344	28,848	2,496	8.7%
Total	$99,213	$105,398	$(6,185)	(5.9)%
Selected operating expenses:
Cost of revenue	$13,985	$13,628	$357	2.6%
Service, rental and maintenance	23,212	24,209	(997)	(4.1)%
Selling and marketing	15,026	12,932	2,094	16.2%
General and administrative	23,125	23,353	(228)	(1.0)%
Severance and restructuring	24	2	22	1,100.0%
Total	$75,372	$74,124	$1,248	1.7%
FTEs	615	659	(44)	(6.7)%
Active transmitters	4,431	4,601	(170)	(3.7)%
Revenue — Wireless
Our wireless revenue was $67.9 million and $76.6 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Paging revenue:
One-way messaging	$56,030	$63,162
Two-way messaging	8,324	9,953
Total paging revenue	64,354	73,115
Product and other revenue	3,515	3,435
Total wireless revenue	$67,869	$76,550
The table below sets forth units in service and paging revenue, the changes in each between the six months ended June 30, 2014 and 2013 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of June 30,			For the Six Months Ended June 30,			Change Due To:
	2014	2013	Change	2014 (1)	2013 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,208	1,343	(135)	$56,030	$63,162	$(7,132)	$(1,418)	$(5,714)
Two-way messaging	91	102	(11)	8,324	9,953	(1,629)	(25)	(1,604)
Total	1,299	1,445	(146)	$64,354	$73,115	$(8,761)	$(1,443)	$(7,318)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the lower number of subscribers and related units in service.

Revenue — Software
Our software revenue was $31.3 million and $28.8 million for the six months ended June 30, 2014 and 2013, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Operations revenue	$16,438	$15,141
Maintenance revenue	14,906	13,707
Total software revenue	$31,344	$28,848
The increase in operations revenue primarily reflects an increase in the number of customer implementations compared to the comparable period in 2013. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the six months ended June 30, 2014 and 2013 were 99.5% and 99.0%, respectively.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Six Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$7,786	$7,452	$334	4.5%
Cost of sales	4,149	4,023	126	3.1%
Stock based compensation	162	98	64	65.3%
Other	1,888	2,055	(167)	(8.1)%
Total cost of revenue	$13,985	$13,628	$357	2.6%
FTEs	176	186	(10)	(5.4)%
As illustrated in the table above, cost of revenue for the six months ended June 30, 2014 increased $0.4 million or 2.6% from the same period in 2013 due to the following significant variances:

•
Payroll and related — The increase of $0.3 million in payroll and related expenses was due primarily to higher average payroll and related expenses for professional services and maintenance support personnel.

•	Cost of sales — The increase of $0.1 million in cost of sales expenses was primarily due to higher third-party professional services expenses associated with the increase in sales orders.

•	Other — The decrease of $0.2 million in other expenses was primarily due to lower repair and maintenance expenses, outside service expenses and office expenses.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Six Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Site rent	$7,996	$8,472	$(476)	(5.6)%
Telecommunications	3,405	3,774	(369)	(9.8)%
Payroll and related	9,028	9,287	(259)	(2.8)%
Stock based compensation	22	40	(18)	(45.0)%
Other	2,761	2,636	125	4.7%
Total service, rental and maintenance	$23,212	$24,209	$(997)	(4.1)%
FTEs	159	167	(8)	(4.8)%

As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2014 decreased $1.0 million or 4.1% from the same period in 2013 due to the following significant variances:

•
Site rent — The decrease of $0.5 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 3.7% from June 30, 2013 to June 30, 2014.

•
Telecommunications — The decrease of $0.4 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2014 and as we reduced telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel, product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.3 million was due to a reduction in eight FTEs as compared to the comparable period.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Six Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$8,197	$7,759	$438	5.6%
Commissions	4,039	2,906	1,133	39.0%
Stock based compensation	262	238	24	10.1%
Other	2,528	2,029	499	24.6%
Total selling and marketing	$15,026	$12,932	$2,094	16.2%
FTEs	145	160	(15)	(9.4)%
As indicated in the table above, selling and marketing expenses for the six months ended June 30, 2014 increased by $2.1 million, or 16.2%, from the same period in 2013. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased by $0.4 million due to higher average payroll and related expenses for sales staff focused on selling software solutions.
The sales and marketing staff are all involved in selling our communication solutions domestically and internationally. These expenses support our efforts to maintain gross placements of units in service domestically, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.
Commission expenses increased by $1.1 million due primarily to an increase in commission expense on software sales resulting from increased software revenue and the impact of commission plan incentives for increased sales.
Other expenses increased by $0.5 million due primarily to one-time higher advertising and related expenses associated with the company re-branding to the name SPŌK.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Six Months Ended June 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$9,236	$10,488	$(1,252)	(11.9)%
Stock based compensation	1,264	878	386	44.0%
Bad debt	220	540	(320)	(59.3)%
Facility rent	1,821	1,683	138	8.2%
Telecommunications	794	718	76	10.6%
Outside services	3,481	4,166	(685)	(16.4)%
Taxes, licenses and permits	2,447	2,399	48	2.0%
Other	3,862	2,481	1,381	55.7%
Total general and administrative	$23,125	$23,353	$(228)	(1.0)%
FTEs	135	146	(11)	(7.5)%
As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2014 decreased by $0.2 million, or 1.0%, from the same period in 2013 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $1.3 million reflecting headcount reductions of 11 FTEs to 135 FTEs at June 30, 2014 from 146 FTEs at June 30, 2013.

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

•	Bad debt — The decrease of $0.3 million in bad debt expenses reflected the improvement in collection efforts associated with our software sales.

•
Outside services — Outside service expenses consisted primarily of costs associated with printing and mailing invoices, and various professional fees. The decrease of $0.7 million in outside service expenses was due primarily to lower professional services fees for external accounting and tax support services.

•
Other — The increase of $1.4 million in other expenses was due primarily to a non-recurring charge of $0.7 million related to future billing credits, higher repair and maintenance expenses of $0.3 million and recruiting and relocation expenses of $0.4 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $8.4 million for the six months ended June 30, 2014 compared to $7.6 million for the same period in 2013. The increase was primarily due to $0.4 million higher depreciation expense for the period for non-paging device assets, $0.1 million higher depreciation expense on paging devices and $0.3 million in higher amortization expense for intangibles.
Income Tax Expense
Income Tax Expense. Income tax expense for the six months ended June 30, 2014 was $6.0 million, a decrease of $3.8 million from the $9.8 million income tax expense for the same period in 2013 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of June 30, 2014. The following is the effective tax rate reconciliation for the six months ended June 30, 2014 and 2013, respectively:

	For the Six Months Ended June 30,
	2014		2013
	(Dollars in thousands)
Income before income tax expense	$15,151		$23,523
Federal income tax expense at the statutory rate	$5,303	35.0%	$8,233	35.0%
State income taxes, net of Federal benefit	651	4.3%	981	4.2%
Other	16	0.1%	556	2.3%
Income tax expense	$5,970	39.4%	$9,770	41.5%
The decrease in the effective tax rate for the six months ended June 30, 2014 results from a decrease in the nondeductible portion of officers’ compensation.

Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2014, we had cash and cash equivalents of $97.0 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
At any point in time, we have approximately $7.0 to $10.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We intend to use our cash on hand to provide working capital, to support operations, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund acquisitions of assets of other businesses that we believe will provide a measure of growth or revenue stability while supporting our operating structure.
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability on our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of June 30, 2014, our available cash on hand was $97.0 million and our available borrowing capacity under our revolving credit facility was approximately $40.0 million (see “Borrowings” below).
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2014, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Six Months Ended June 30,		Change Between 2014 and 2013
	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities	$18,351	$23,142	$(4,791)
Net cash used in investing activities	(4,977)	(5,259)	(282)
Net cash used in financing activities	(5,414)	(6,900)	(1,486)
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

	For the Six Months Ended June 30,		Change Between 2014 and 2013
	2014	2013
	(Dollars in thousands)
Cash received from customers	$96,181	$104,889	$(8,708)
Cash paid for —
Payroll and related costs	40,932	43,195	(2,263)
Site rent costs	7,906	8,460	(554)
Telecommunication costs	4,239	4,268	(29)
Interest costs	3	6	(3)
Other operating costs	24,750	25,818	(1,068)
	77,830	81,747	(3,917)
Net cash provided by operating activities	$18,351	$23,142	$(4,791)
Net cash provided by operating activities decreased to $18.4 million for the six months ended June 30, 2014 compared to $23.1 million for the same period in 2013 due to a decrease in cash received from customers of $8.7 million, partially offset by a decrease in cash paid for operating activities of $3.9 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease of $8.7 million was due to lower revenue of $6.2 million and higher accounts receivable of $8.3 million, partially offset by higher deferred revenue of $5.8 million.
The decrease in cash paid for operating activities of $3.9 million was as follows:

•	Cash payments for payroll and related costs decreased $2.3 million as a result of our lower headcount.

•	Cash payments for site rent costs decreased $0.6 million. This decrease was due primarily to the rationalization of our network.

•	Cash payments for telecommunication costs decreased slightly. This decrease was due primarily to the consolidation of our networks.

•
Cash payments for other operating costs decreased $1.1 million. The decrease was due primarily to lower outside service costs of $0.5 million, bad debt costs of $0.3 million, office costs of $0.2 million and other miscellaneous costs, net of $0.1 million.

Net Cash Used In Investing Activities. Net cash used in investing activities decreased by $0.3 million for the six months ended June 30, 2014 compared to the same period in 2013 due primarily to lower capital expenses for property and equipment.
Net Cash Used In Financing Activities. Net cash used in financing activities decreased by $1.5 million for the six months ended June 30, 2014 compared to the same period in 2013 due to the payment of $1.5 million in accumulated cash dividends earned on vested RSUs from the 2009 LTIP in 2013.
Future Cash Dividends to Stockholders. On July 30, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of August 19, 2014, and a payment date of September 10, 2014. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended June 30, 2014 and 2013 was approximately $4.7 million and $4.5 million, respectively, and for the six months ended June 30, 2014 and 2013 was approximately $9.5 million and $9.1 million, respectively.
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
Application of Critical Accounting Policies
The preceding discussion and analysis of financial condition and statement of income is based on our condensed consolidated financial statements, which have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the 2013 Annual Report that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Non-GAAP Financial Measures
We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan. That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Operating income	$7,368	$11,905	$15,460	$23,645
Plus: Depreciation, amortization and accretion	4,352	3,822	8,381	7,629
EBITDA (as defined by the Company)	11,720	15,727	23,841	31,274
Less: Purchases of property and equipment	(2,393)	(2,927)	(5,036)	(5,268)
OCF (as defined by the Company)	$9,327	$12,800	$18,805	$26,006

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2014, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available debt capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 for further discussion of our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
In January 2014 we implemented an additional module in our general ledger system to support software revenue recognition. Additionally, the Company implemented additional processes and controls to review new, multiple-element software arrangements in a comprehensive manner to ensure accurate setup and proper accounting treatment in accordance with GAAP, within this new general ledger module. Except as described above, there were no other changes made in the Company’s internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2013 Annual Report have not materially changed during the quarter ended June 30, 2014.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaw(1)

10.1	Employment Agreement by and between the Company and Colin Balmforth dated as of June 17, 2014(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2014(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2014(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2014(3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2014(3)

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 8, 2014.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2014.

(3)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*
The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Spōk Holdings, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPŌK HOLDINGS, INC.

Dated: July 31, 2014	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaw(1)

10.1	Employment Agreement by and between the Company and Colin Balmforth dated as of June 17, 2014(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2014(3)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 31, 2014(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2014(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 31, 2014(1)

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 8, 2014.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 18, 2014.

(3)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*
The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Spōk Holdings, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.