Form 10-Q
period 2014-09-30
Spok Holdings, Inc
filed 2014-10-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
21,682,845 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of October 24, 2014.

SPŌK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,940	$89,075
Accounts receivable, net	21,823	18,084
Prepaid expenses and other	7,518	7,399
Inventory	2,676	2,221
Deferred income tax assets, net	3,545	3,389
Total current assets	142,502	120,168
Property and equipment, net	19,703	21,122
Goodwill	133,031	133,031
Other intangible assets, net	21,201	25,368
Deferred income tax assets, net	17,517	25,494
Other assets	1,219	1,715
TOTAL ASSETS	$335,173	$326,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,163	$9,885
Accrued compensation and benefits	11,258	13,919
Deferred revenue	24,507	23,023
Total current liabilities	46,928	46,827
Deferred revenue	642	862
Other long-term liabilities	9,321	9,259
TOTAL LIABILITIES	56,891	56,948
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	130,040	127,264
Retained earnings	148,240	142,684
TOTAL STOCKHOLDERS’ EQUITY	278,282	269,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,173	$326,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless revenue	$32,855	$37,067	$100,724	$113,617
Software revenue	16,936	12,602	48,280	41,450
Total revenue	49,791	49,669	149,004	155,067
Operating expenses:
Cost of revenue	8,000	6,787	21,985	20,415
Service, rental and maintenance	10,988	11,820	34,200	36,029
Selling and marketing	7,072	6,388	22,098	19,320
General and administrative	10,866	11,282	33,991	34,635
Severance and restructuring	545	—	569	2
Depreciation, amortization and accretion	4,247	3,858	12,628	11,487
Total operating expenses	41,718	40,135	125,471	121,888
Operating income	8,073	9,534	23,533	33,179
Interest expense, net	(63)	(68)	(194)	(196)
Other income, net	(2)	84	(180)	90
Income before income tax expense	8,008	9,550	23,159	33,073
Income tax expense	(3,356)	(3,788)	(9,326)	(13,558)
Net income	$4,652	$5,762	$13,833	$19,515
Basic net income per common share	$0.21	$0.27	$0.64	$0.90
Diluted net income per common share	$0.21	$0.26	$0.63	$0.89
Basic weighted average common shares outstanding	21,651,347	21,629,289	21,643,951	21,653,692
Diluted weighted average common shares outstanding	22,135,554	21,919,238	22,089,892	21,916,063
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$13,833	$19,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,628	11,487
Amortization of deferred financing costs	194	194
Deferred income tax expense	7,726	12,226
Amortization of stock based compensation	2,816	2,200
Provision for doubtful accounts, service credits and other	875	1,337
Adjustment of non-cash transaction taxes	(259)	(354)
(Gain) Loss on disposals of property and equipment	(2)	172
Changes in assets and liabilities:
Accounts receivable	(4,615)	3,129
Prepaid expenses and other assets	(240)	(285)
Accounts payable, accrued liabilities and accrued compensation and benefits	(1,968)	(8,025)
Deferred revenue	1,264	(2,292)
Net cash provided by operating activities	32,252	39,304
Cash flows from investing activities:
Purchase of property and equipment	(6,327)	(7,772)
Proceeds from disposals of property and equipment	63	10
Net cash used in investing activities	(6,264)	(7,762)
Cash flows from financing activities:
Cash dividends to stockholders	(8,123)	(9,606)
Net cash used in financing activities	(8,123)	(9,606)
Net increase in cash and cash equivalents	17,865	21,936
Cash and cash equivalents, beginning of period	89,075	61,046
Cash and cash equivalents, end of period	$106,940	$82,982
Supplemental disclosure:
Interest paid	$7	$9
Income taxes paid	$1,327	$926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spōk Holdings, Inc.
Spōk Holdings, Inc. and its subsidiaries (collectively, “SPŌK” or the “Company”), through its indirect wholly-owned subsidiary, Spōk, Inc., is a comprehensive provider of critical communication solutions for enterprises. As a single source provider, the Company operates the largest one-way paging and advanced two-way paging networks in the United States and provides mission critical unified communication software solutions nationally and internationally (in Europe, Australia, Asia and the Middle East).
Effective January 1, 2014, the legal entity, Amcom Software, Inc. ("Amcom"), was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly-owned subsidiary of Spōk Holdings, Inc. Our sole operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a unified communication business. To allow for the comparability of financial results, certain interim revenue and operating expenses were reclassified to conform to the current year's presentation of reports within one segment.
(2) Preparation of Interim Financial Statements — Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of revenue; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring costs, depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were deemed immaterial and consequently, no statements of comprehensive income are presented.
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
Due to the integration of the management structure and consolidation of certain sales support functions effective January 1, 2014, certain prior year's interim revenue and operating expenses were reclassified to conform to the current year's presentation. In 2014, we will report wireless and software revenue, and have reclassified the revenue previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the "Third Quarter 2013 Form 10-Q") to conform with the current year's presentation. In the third quarter of 2013, wireless revenue of $37.07 million was reported as $35.54 million in service, rental and maintenance, net of service credits and $1.53 million of software revenue and other, net. Also, in the third quarter of 2013, software revenue of $12.60 million was reported in software revenue and other, net. We reclassified payroll and related expenses among functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the Third Quarter 2013 Form 10-Q reported operating expenses: Cost of revenue of $1.43 million; service, rental and maintenance of ($0.73) million; selling and marketing of $0.15 million and general and administrative of ($0.85) million. The changes had no impact on previously reported total operating expenses and operating income.
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
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 creates a five-

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. For publicly held companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and any interim periods that fall within that reporting period. Early application is not permitted. The new standard will be effective on January 1, 2017 for SPŌK. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not selected a transition method. We are also evaluating the potential impact from this ASU on our consolidated financial statements.
(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Other receivables	$751	$748
Tax receivables	169	158
Deposits	428	597
Prepaid insurance	187	524
Prepaid rent	153	259
Prepaid repairs and maintenance	1,163	687
Prepaid taxes	475	641
Prepaid commissions	3,208	2,696
Prepaid expenses	984	1,089
Total prepaid expenses and other	$7,518	$7,399
Prepaid repairs and maintenance increased by $0.5 million during the nine months ended September 30, 2014 due primarily to the annual renewal of maintenance contracts associated with information technology services. Prepaid commissions increased by $0.5 million during the nine months ended September 30, 2014 due primarily to the increase in sales orders.
(6) Inventory — Inventory of $2.7 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively, consisted of third-party hardware and software held for resale. We use the first in, first out cost method. Inventory increased by $0.5 million during the nine months ended September 30, 2014 due primarily to the increase in the purchase of third party hardware associated with sales orders and the volume of orders processed.
(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended September 30, 2014 and 2013 were $4.2 million and $3.9 million, respectively; and for the nine months ended September 30, 2014 and 2013 were $12.6 million and $11.5 million, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Depreciation	$2,555	$2,451	$7,846	$7,278
Amortization	1,503	1,252	4,218	3,749
Accretion	189	155	564	460
Total depreciation, amortization and accretion	$4,247	$3,858	$12,628	$11,487
(8) Goodwill and Amortizable Intangible Assets — Goodwill at September 30, 2014 and December 31, 2013 was $133.0 million. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We have selected the fourth quarter to perform this annual impairment test. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. There were no indicators of impairment as of September 30, 2014.
Amortizable intangible assets at September 30, 2014 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom in 2011 and IMCO Technologies Corporation (“IMCO”) in 2012. Such intangibles are being amortized over periods ranging from two to ten years.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount of amortizable intangible assets was $41.6 million at September 30, 2014 and the accumulated amortization was $20.4 million. The net consolidated balance of amortizable intangible assets consisted of the following:

		September 30, 2014
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(8,959)	$16,043
Acquired technology	2 - 4	8,452	(7,272)	1,180
Non-compete agreements	5	2,370	(2,215)	155
Trademarks	3	5,754	(1,931)	3,823
Total amortizable intangible assets		$41,578	$(20,377)	$21,201
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining three months ending December 31, 2014	$1,503
For the year ending December 31:
2015	4,735
2016	4,160
2017	2,886
2018	2,500
Thereafter	5,417
Total amortizable intangible assets	$21,201
(9) Other Assets — Other assets were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Deferred financing costs	$262	$456
Deposits	195	195
Prepaid royalty	244	245
Other assets	518	819
Total other assets	$1,219	$1,715
(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Accounts payable	$2,531	$1,726
Accrued network costs	1,146	1,169
Accrued taxes	3,938	3,959
Asset retirement obligations	410	358
Accrued outside services	993	1,049
Accrued accounting and legal	177	212
Accrued recognition awards	262	327
Accrued other	871	851
Deferred rent	77	77
Escheat liability	23	5
Lease incentive	168	152
Dividends payable - 2011 Long-Term Incentive Plan ("LTIP")	567	—
Total accounts payable and accrued liabilities	$11,163	$9,885

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The issuance of our common stock associated with the vesting of restricted stock units (“RSUs”) awarded under the 2011 LTIP is expected to be made during the first quarter of 2015. Therefore, the related dividends payable (the line item Dividends payable - 2011 LTIP) was reclassified from other long-term liabilities to accounts payable and accrued liabilities in 2014 based on the expected payment in the first quarter of 2015.
(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2014, we had recognized cumulative asset retirement costs of $3.8 million. During the nine months ended September 30, 2014, we recorded an increase of $0.1 million in asset retirement costs for a total of $3.9 million at September 30, 2014. The asset retirement cost additions during the nine months ended September 30, 2014 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2014	$358	$7,599	$7,957
Accretion	21	543	564
Additions	—	141	141
Reclassifications	373	(373)	—
Amounts paid	(342)	—	(342)
Balance at September 30, 2014	$410	$7,910	$8,320
The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2014.
(12) Deferred Revenue — Deferred revenue at September 30, 2014 was $24.5 million for the current portion and $0.6 million for the non-current portion. Deferred revenue at December 31, 2013 was $23.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue at September 30, 2014 primarily consisted of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represents a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represents a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or otherwise meets our revenue recognition criteria.
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
As of September 30, 2014, we had no outstanding debt and the Amended Credit Agreement remains in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and with reductions for outstanding letters of credit. The $25.0 million liquidity threshold can be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement.
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

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consist of a leverage ratio and a fixed charge coverage ratio. We are in compliance with all of the required financial covenants as of September 30, 2014.
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
(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Asset retirement obligations	$7,910	$7,599
Dividends payable — 2011 LTIP	—	409
Escheat liability	239	509
Capital lease payable	11	23
Lease incentive	461	180
Deferred rent	422	259
Royalty payable	278	280
Total other long-term liabilities	$9,321	$9,259
The issuance of our common stock for vested RSUs awarded under the 2011 LTIP is expected to be made during the first quarter of 2015. Therefore, the related dividends payable (the line item Dividends payable - 2011 LTIP) was reclassified to accounts payable and accrued liabilities from other long-term liabilities in 2014 based on the expected payment in the first quarter of 2015. The increase in the lease incentive liability during the nine months ended September 30, 2014 relates to a new office lease located in New York.
(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the nine months ended September 30, 2014 consisted of:

(Dollars in thousands)
Balance at January 1, 2014	$269,950
Net income for the nine months ended September 30, 2014	13,833
Cash dividends declared	(8,283)
Amortization of stock based compensation	2,816
Other	(34)
Balance at September 30, 2014	$278,282
General. At September 30, 2014 and December 31, 2013, there were 21,675,735 and 21,652,341 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
The following table summarizes the activities under the 2012 Equity Incentive Award Plan (the "2012 Equity Plan") from inception through September 30, 2014:

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	209,382
Add: Restricted shares of common stock ("restricted stock") forfeited by non-executive member of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Common stock awarded to eligible employees	(5,820)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(47,855)
Less: Short-Term Incentive Plan (“STIP”) common stock awarded to an eligible employee	(41,702)
Total equity securities available at September 30, 2014	1,754,696
On July 8, 2014, our Board of Directors granted 5,820 shares of common stock to certain eligible employees under the 2012 Equity Plan. The grant date fair value was $0.1 million based upon the closing price per share of our common stock of $15.74.
The following table details activities with respect to outstanding RSUs under the 2011 LTIP for the three months ended September 30, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at July 1, 2014	559,689	$12.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested RSUs at September 30, 2014	559,689	$12.41	$930	3
The following table reflects the stock based compensation expense for the awards under the 2012 Equity Plan and predecessor equity plan:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Equity Awards	2014	2013	2014	2013
	(Dollars in thousands)
Common stock	$85	$—	$85	$—
2011 LTIP	930	906	2,486	2,040
Board of Directors Compensation	91	40	245	160
Total stock based compensation	$1,106	$946	$2,816	$2,200
The increase in 2011 LTIP stock based compensation expense for the nine months ended September 30, 2014 compared to the same period in 2013 was due to the issuance of additional RSUs in the third quarter of 2013. The increase in stock based compensation expense was offset by forfeitures in the second quarter of 2014, which decreased the outstanding RSUs to 559,689 on September 30, 2014 as compared to 642,582 RSUs on September 30, 2013. The increase in stock based compensation expense related to the Board of Directors for the nine months ended September 30, 2014 compared to the same period in 2013 reflects the compensation increase for Board of Director members effective in the third quarter of 2013.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2014. Cash dividends paid as disclosed in the statements of cash flows for the nine months ended September 30, 2014 and 2013 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 5	March 18	March 28	$0.125	$2,707
April 30	May 22	June 25	0.125	2,707
July 30	August 19	September 10	0.125	2,707
	Total		$0.375	$8,121

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On October 29, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of November 18, 2014, and a payment date of December 10, 2014. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. The Board of Directors on October 29, 2014 extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. In addition for 2015, the Board of Directors intends to return a total of $26.0 million to stockholders in the form of dividends and/or common stock repurchases.
Additional Paid-in Capital. For the nine months ended September 30, 2014, additional paid-in capital increased by $2.7 million to $130.0 million at September 30, 2014 from $127.3 million at December 31, 2013. The increase in the nine months ended September 30, 2014 was due primarily to recognition of stock based compensation.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share and per share amounts)
Net income	$4,652	$5,762	$13,833	$19,515
Weighted average shares of common stock outstanding	21,651,347	21,629,289	21,643,951	21,653,692
Dilutive effect of restricted stock and RSUs	484,207	289,949	445,941	262,371
Weighted average shares of common stock and common stock equivalents	22,135,554	21,919,238	22,089,892	21,916,063
Net income per common share
Basic	$0.21	$0.27	$0.64	$0.90
Diluted	$0.21	$0.26	$0.63	$0.89
(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating Expense Category	2014	2013	2014	2013
	(Dollars in thousands)
Cost of revenue	$108	$64	$270	$162
Service, rental and maintenance	56	59	$78	$99
Selling and marketing	151	122	413	360
General and administrative	791	701	2,055	1,579
Total stock based compensation	$1,106	$946	$2,816	$2,200

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in stock based compensation expense during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, was primarily due to higher amortization expenses associated with new RSUs granted in the third quarter of 2013 and common stock granted in the third quarter of 2014.
(17) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required.
At September 30, 2014, we had total deferred income tax assets of $140.3 million and a valuation allowance of $119.3 million resulting in an estimated recoverable amount of deferred income tax assets of $21.0 million. This reflected a change from the December 31, 2013 balance of deferred income tax assets of $148.2 million and a valuation allowance of $119.3 million resulting in an estimated recoverable amount of $28.9 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2014 taxable income.
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
As of September 30, 2014, we had approximately $345.7 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Section 382 of the Internal Revenue Code limited NOLs, as of January 1, 2014, to a total of $50.4 million which may be used at a rate of $6.1 million per year, and is included in the total Federal NOLs.
(18) Related Party Transactions — A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. During the fourth quarter of 2013, this entity acquired another one of our vendors, Global Tower Partners. For the three months ended September 30, 2014 and 2013, we incurred $1.0 million and $1.0 million, respectively, and for the nine months ended September 30, 2014 and 2013, we incurred $3.2 million and $3.0 million, respectively, from the entity on which the individual serves as a director, in site rent expenses that were included in service, rental and maintenance expenses.
(19) Commitments and Contingencies — There have been no material changes during the nine months ended September 30, 2014 to the commitments and contingencies previously reported in the 2013 Annual Report except as noted below.
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
In April 2014, we amended an existing agreement with a vendor for our headquarters office space in Springfield, Virginia. We extended the original lease term for an additional 3 years with the new lease term expiring on March 31, 2018. In addition, we retained an adjacent office space for a lease period of 4 years also expiring on March 31, 2018. The additional rent expense, net of rent abatement, associated with the amendment is estimated to be approximately $1.2 million over the amended lease term.
In October 2014, we amended an existing agreement with a vendor for our office space in Plano, Texas. We extended the original lease term for an additional 2 years with the new lease term expiring on September 30, 2018. The additional rent expense, net of rent abatement, associated with the amendment is estimated to be approximately $1.1 million over the amended lease terms.
(20) Segment Reporting — On March 3, 2011, the Company (formerly USA Mobility, Inc.) acquired Amcom, and after this acquisition, the Company determined, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 280 - Segment Reporting (“ASC 280”), that the Company had two reportable segments, a wireless segment and a software segment, which were also the Company’s operating segments. Generally through December 31, 2013, the Company maintained two separate operations with distinct operating structures. Starting in 2013, the Company undertook an internal reorganization and reorientation. That reorganization was designed to unify the Company's wireless and software product offerings under one brand identity and to establish one company dedicated to operational excellence, customer focus and creative problem solving. Our approach was to maximize favorable operational attributes and eliminate redundancies to affect: one integrated sales force selling software and wireless solutions; one set of overhead; one customer message and experience; one platform for future

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions; and to grow our revenue on a profitable basis to create long-term stockholder value. A key element of this strategy included consolidation of our legal entities and management. Effective January 1, 2014 the legal entity, Amcom Software, Inc., was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly owned subsidiary of the Company. Our sole operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a unified communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of consolidated operations.

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
SPŌK, acting through its indirect wholly-owned operating subsidiary, Spōk, Inc., is a comprehensive provider of critical communication solutions for enterprises. As a single source provider, the Company operates the largest one-way paging and advanced two-way paging networks in the United States and provides mission critical unified communication software solutions nationally and internationally (in Europe, Australia, Asia and the Middle East) to such key market segments as healthcare, government and large enterprises. Software solutions include critical smartphone communication solutions, secure texting, contact center optimization, emergency management and clinical workflow improvement. For both the three and nine months ended

September 30, 2014 and 2013, wireless and software revenue represent approximately 70% and 30%, respectively of our consolidated revenue.
The following tables indicate the wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Three Months Ended September 30, 2014				For the Three Months Ended September 30, 2013
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$22,130	$10,871	$33,001	66.4%	$24,545	$8,502	$33,047	66.6%
Government	2,298	2,609	4,907	9.9%	2,873	1,163	4,036	8.1%
Large Enterprise	3,314	533	3,847	7.7%	4,157	490	4,647	9.4%
Other (1)	4,060	1,026	5,086	10.2%	4,205	1,031	5,236	10.5%
Total Direct	31,802	15,039	46,841	94.1%	35,780	11,186	46,966	94.6%
Total Indirect	1,053	1,897	2,950	5.9%	1,287	1,416	2,703	5.4%
Total	$32,855	$16,936	$49,791	100.0%	$37,067	$12,602	$49,669	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.

	For the Nine Months Ended September 30, 2014				For the Nine Months Ended September 30, 2013
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$68,152	$31,427	$99,579	66.8%	$73,540	$27,872	$101,412	65.3%
Government	7,248	6,087	13,335	8.9%	9,234	4,212	13,446	8.7%
Large Enterprise	10,649	1,550	12,199	8.2%	13,045	2,171	15,216	9.8%
Other (1)	11,380	2,191	13,571	9.1%	13,530	2,379	15,909	10.3%
Total Direct	97,429	41,255	138,684	93.1%	109,349	36,634	145,983	94.1%
Total Indirect	3,295	7,025	10,320	6.9%	4,268	4,816	9,084	5.9%
Total	$100,724	$48,280	$149,004	100.0%	$113,617	$41,450	$155,067	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.
The following table indicates the percentage of our paging units in service by key market segments as of the dates stated and illustrates the relative significance of these market segments to our wireless revenue:

Market Segment	As of September 30, 2014	As of June 30, 2014	As of September 30, 2013
Healthcare	73.6%	73.0%	71.4%
Government	7.9%	8.3%	8.8%
Large Enterprise	7.8%	7.8%	8.2%
Other	6.4%	6.6%	7.1%
Total Direct	95.7%	95.7%	95.5%
Total Indirect	4.3%	4.3%	4.5%
Total	100.0%	100.0%	100.0%
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
Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2014	2013	2014	2013
	(Dollars in thousands)
Paging revenue	$30,776	$35,141	$95,130	$108,256
Product and other revenue	2,079	1,926	5,594	5,361
Total wireless revenue	$32,855	$37,067	$100,724	$113,617
The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of September 30, 2014		As of June 30, 2014		As of September 30, 2013
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,220	95.8%	1,243	95.7%	1,345	95.5%
Indirect	54	4.2%	56	4.3%	63	4.5%
Total	1,274	100.0%	1,299	100.0%	1,408	100.0%
The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of September 30, 2014		As of June 30, 2014		As of September 30, 2013
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,185	93.0%	1,208	93.0%	1,310	93.0%
Two-way messaging	89	7.0%	91	7.0%	98	7.0%
Total	1,274	100.0%	1,299	100.0%	1,408	100.0%
The demand for one-way and two-way messaging declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the shift from narrow band wireless service offerings to broad band technology services.
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as Mobile Connect with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2014		June 30, 2014		September 30, 2013
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	44	67	50	76	43	78
Indirect	1	3	1	3	1	3
Total	45	70	51	79	44	81
The following table sets forth information on our direct units in service by account size for the periods stated:

	As of September 30, 2014		As of June 30, 2014		As of September 30, 2013
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	37	3.0%	39	3.1%	45	3.3%
4 to 10 Units	22	1.8%	23	1.8%	26	2.0%
11 to 50 Units	53	4.3%	56	4.5%	64	4.8%
51 to 100 Units	36	3.0%	38	3.1%	43	3.2%
101 to 1000 Units	267	21.9%	275	22.1%	293	21.8%
> 1000 Units	805	66.0%	812	65.4%	874	64.9%
Total direct units in service	1,220	100.0%	1,243	100.0%	1,345	100.0%

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2014	June 30, 2014	September 30, 2013
1 to 3 Units	(4.8)%	(4.1)%	(4.6)%
4 to 10 Units	(4.0)%	(5.4)%	(5.3)%
11 to 50 Units	(5.2)%	(3.2)%	(3.9)%
51 to 100 Units	(5.2)%	(8.7)%	(2.8)%
101 to 1000 Units	(2.9)%	(2.5)%	(4.0)%
> 1000 Units	(1.0)%	(1.2)%	(1.7)%
Total direct net unit loss %	(1.9)%	(2.0)%	(2.5)%
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
The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	September 30, 2014	June 30, 2014	September 30, 2013
Direct	$8.05	$8.06	$8.29
Indirect	6.32	6.39	6.57
Total	7.97	7.98	8.22
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenue to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate related changes in our revenue. The decrease in consolidated ARPU for the quarter ended September 30, 2014 from the quarter ended September 30, 2013 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in the remainder of 2014. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended September 30,
Account Size	September 30, 2014	June 30, 2014	September 30, 2013
1 to 3 Units	$14.65	$14.86	$15.13
4 to 10 Units	14.04	14.12	14.38
11 to 50 Units	11.95	12.00	12.06
51 to 100 Units	10.16	10.18	10.66
101 to 1000 Units	8.69	8.58	8.85
> 1000 Units	6.99	7.00	7.17
Total direct ARPU	$8.05	$8.06	$8.29
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue.
Operations revenue consists of license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application or equipment (typically for one year). We recognize equipment revenue when it is shipped or delivered to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively. As of January 1, 2014, license, professional services and maintenance revenue is recognized ratably over the longer of the period of professional services delivery to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement. Prior to January 1, 2014, license and professional services revenue was recognized when the services were fully delivered to the customer and maintenance revenue was recognized ratably over the term of the maintenance agreement.
The breakout of software revenue by component was as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2014	2013	2014	2013
	(Dollars in thousands)
Operations revenue	$9,067	$5,551	$25,505	$20,693
Maintenance revenue	7,869	7,051	22,775	20,757
Total software revenue	$16,936	$12,602	$48,280	$41,450
On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings increased by 17.7% and 19.2% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase reflects the continuing success of our software sales force in closing business and expanding market penetration with new customers, as well as selling additional solutions to our installed customer base.
The following table summarizes total bookings for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Bookings	2014	2013	2014	2013
	(Dollars in thousands)
Operations and new maintenance orders	$12,474	$9,086	$32,180	$26,466
Maintenance and subscription renewals	7,888	8,216	24,062	20,715
Total bookings	$20,362	$17,302	$56,242	$47,181
We reported a software backlog of $42.1 million at September 30, 2014, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at January 1, 2014	$40,211
Operations bookings	32,180
Maintenance and subscription renewals	24,062
Available backlog	$96,453
Operations revenue	(25,505)
Maintenance revenue	(22,775)
Other(1)	(6,056)
Total backlog at September 30, 2014	$42,117

(1)	Other reflects cancellations and adjustments to backlog.
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
We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the three and nine months ended September 30, 2014 and 2013, respectively.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 606 full-time equivalent employees (“FTEs”) at September 30, 2014, a decrease of 7.1% from 652 FTEs at September 30, 2013. The change in the number of FTEs reflects adjustments to our workforce resulting from the changing nature of our revenues. Software revenue is anticipated to increase, while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 4.7% to 4,355 active transmitters at September 30, 2014 from 4,572 active transmitters at September 30, 2013.
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
Due to the integration of the management structure and consolidation of certain sales support functions effective January 1, 2014, certain prior year's interim revenue and operating expenses were reclassified to conform to the current year's presentation. In 2014, we will report wireless and software revenue, and have reclassified the revenue previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 (the "Third Quarter 2013 Form 10-Q") to conform with the current year's presentation. In the third quarter of 2013, wireless revenue of $37.07 million was reported as $35.54 million in service, rental and maintenance, net of service credits and $1.53 million of software revenue and other, net. Also, in the third quarter of 2013, software revenue of $12.60 million was reported in software revenue and other, net. We reclassified payroll and related expenses among functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the Third Quarter 2013 Form 10-Q reported operating expenses: Cost of revenue of $1.43 million; service, rental and maintenance of ($0.73) million; selling and marketing of $0.15 million and general and administrative of ($0.85) million. The changes had no impact to previously reported total operating expenses and operating income.

Statements of Income
Comparison of the Statements of Income for the Three Months Ended September 30, 2014 and 2013

	For the Three Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$32,855	$37,067	$(4,212)	(11.4)%
Software revenue	16,936	12,602	4,334	34.4%
Total	$49,791	$49,669	$122	0.2%
Selected operating expenses:
Cost of revenue	$8,000	$6,787	$1,213	17.9%
Service, rental and maintenance	10,988	11,820	(832)	(7.0)%
Selling and marketing	7,072	6,388	684	10.7%
General and administrative	10,866	11,282	(416)	(3.7)%
Severance and restructuring	545	—	545	—%
Total	$37,471	$36,277	$1,194	3.3%
FTEs	606	652	(46)	(7.1)%
Active transmitters	4,355	4,572	(217)	(4.7)%
Revenue — Wireless
Our wireless revenue was $32.9 million and $37.1 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Paging revenue:
One-way messaging	$26,897	$30,466
Two-way messaging	3,879	4,675
Total paging revenue	30,776	35,141
Product and other revenue	2,079	1,926
Total wireless revenue	$32,855	$37,067
The table below sets forth units in service and paging revenue, the changes in each between the three months ended September 30, 2014 and 2013 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of September 30,			For the Three Months Ended September 30,			Change Due To:
	2014	2013	Change	2014 (1)	2013 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,185	1,310	(125)	$26,897	$30,466	$(3,569)	$(626)	$(2,943)
Two-way messaging	89	98	(9)	3,879	4,675	(796)	(302)	(494)
Total	1,274	1,408	(134)	$30,776	$35,141	$(4,365)	$(928)	$(3,437)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the lower number of subscribers and related units in service.

Revenue — Software
Our software revenue was $16.9 million and $12.6 million for the three months ended September 30, 2014 and 2013, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Operations revenue	$9,067	$5,551
Maintenance revenue	7,869	7,051
Total software revenue	$16,936	$12,602
The increase in operations revenue primarily reflects an increase in the average revenue per project compared to the same period in 2013. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended September 30, 2014 and 2013 were 99.6% and 99.0%, respectively.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$3,743	$3,744	$(1)	—%
Cost of sales	3,098	1,992	1,106	55.5%
Stock based compensation	108	64	44	68.8%
Other	1,051	987	64	6.5%
Total cost of revenue	$8,000	$6,787	$1,213	17.9%
FTEs	178	180	(2)	(1.1)%
As illustrated in the table above, cost of revenue for the three months ended September 30, 2014 increased $1.2 million, or 17.9%, from the same period in 2013. This increase was driven by a $1.1 million increase in cost of sales expenses, which was primarily due to higher equipment costs and third-party professional services expenses associated with the increase in software sales orders.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Site rent	$3,914	$4,142	$(228)	(5.5)%
Telecommunications	1,455	1,832	(377)	(20.6)%
Payroll and related	4,106	4,577	(471)	(10.3)%
Stock based compensation	56	59	(3)	(5.1)%
Other	1,457	1,210	247	20.4%
Total service, rental and maintenance	$10,988	$11,820	$(832)	(7.0)%
FTEs	153	165	(12)	(7.3)%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2014 decreased $0.8 million, or 7.0%, from the same period in 2013 due to the following significant variances:

•
Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 4.7% from September 30, 2013 to September 30, 2014.

•
Telecommunications — The decrease of $0.4 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2014, and as we reduce telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.5 million was due to a reduction in 12 FTEs as compared to the comparable period.

•	Other — The increase of $0.2 million in other expenses was due primarily to higher outside services expense associated with temporary help.
Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$3,859	$3,917	$(58)	(1.5)%
Commissions	1,949	1,310	639	48.8%
Stock based compensation	151	122	29	23.8%
Other	1,113	1,039	74	7.1%
Total selling and marketing	$7,072	$6,388	$684	10.7%
FTEs	140	159	(19)	(11.9)%
As indicated in the table above, selling and marketing expenses for the three months ended September 30, 2014 increased $0.7 million, or 10.7%, from the same period in 2013. Selling and marketing expenses consisted primarily of payroll and related expenses, which decreased slightly.
The sales and marketing staff are all involved in selling our communication solutions domestically and internationally. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function, which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.
Commission expenses increased by $0.6 million due primarily to an increase in commission expense on software sales resulting from increased software revenue and the impact of commission plan incentives for increased sales.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$4,217	$4,696	$(479)	(10.2)%
Stock based compensation	791	701	90	12.8%
Bad debt	136	274	(138)	(50.4)%
Facility rent	863	883	(20)	(2.3)%
Telecommunications	427	388	39	10.1%
Outside services	1,698	1,927	(229)	(11.9)%
Taxes, licenses and permits	1,225	1,106	119	10.8%
Other	1,509	1,307	202	15.5%
Total general and administrative	$10,866	$11,282	$(416)	(3.7)%
FTEs	135	148	(13)	(8.8)%
As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2014 decreased $0.4 million, or 3.7%, from the same period in 2013 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.5 million reflecting headcount reductions of 13 FTEs to 135 FTEs at September 30, 2014 from 148 FTEs at September 30, 2013.

•	Bad debt — The decrease of $0.1 million in bad debt expenses reflects the improvement in collection efforts associated with our software revenue.

•
Outside services — Outside service expenses consisted primarily of costs associated with professional services related to annual reporting, taxes and the Sarbanes–Oxley Act of 2002 ("SOX"). The $0.2 million decrease in outside service expenses was due to lower professional services fees.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.1 million was primarily due to higher transactional taxes based on revenues.

•	Other — The increase of $0.2 million in other expenses was due primarily to higher recruiting and relocation expenses of $0.1 million and various other expenses net of $0.1 million.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $4.2 million for the three months ended September 30, 2014 compared to $3.9 million for the same period in 2013. The increase was primarily due to $0.3 million in higher amortization expense for intangible assets.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended September 30, 2014 was $3.4 million, a decrease of $0.4 million from the $3.8 million income tax expense for the same period in 2013 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of September 30, 2014. The increase in “Other” for the third quarter 2014 is due to the reconciliation of permanent differences in the year-end tax provision to the consolidated income tax return that was filed during September 2014. The following is the effective tax rate reconciliation for the three months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended September 30,
	2014		2013
	(Dollars in thousands)
Income before income tax expense	$8,008		$9,550
Federal income tax expense at the statutory rate	$2,803	35.0%	$3,343	35.0%
State income taxes, net of Federal benefit	339	4.2%	454	4.8%
Other	214	2.7%	(9)	(0.1)%
Income tax expense	$3,356	41.9%	$3,788	39.7%

Statements of Income
Comparison of the Statements of Income for the Nine Months Ended September 30, 2014 and 2013

	For the Nine Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$100,724	$113,617	$(12,893)	(11.3)%
Software revenue	48,280	41,450	6,830	16.5%
Total	$149,004	$155,067	$(6,063)	(3.9)%
Selected operating expenses:
Cost of revenue	$21,985	$20,415	$1,570	7.7%
Service, rental and maintenance	34,200	36,029	(1,829)	(5.1)%
Selling and marketing	22,098	19,320	2,778	14.4%
General and administrative	33,991	34,635	(644)	(1.9)%
Severance and restructuring	569	2	567	28,350.0%
Total	$112,843	$110,401	$2,442	2.2%
FTEs	606	652	(46)	(7.1)%
Active transmitters	4,355	4,572	(217)	(4.7)%
Revenue — Wireless
Our wireless revenue was $100.7 million and $113.6 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Paging revenue:
One-way messaging	$82,927	$93,628
Two-way messaging	12,203	14,628
Total paging revenue	95,130	108,256
Product and other revenue	5,594	5,361
Total wireless revenue	$100,724	$113,617
The table below sets forth units in service and paging revenue, the changes in each between the nine months ended September 30, 2014 and 2013 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of September 30,			For the Nine Months Ended September 30,			Change Due To:
	2014	2013	Change	2014 (1)	2013 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,185	1,310	(125)	$82,927	$93,628	$(10,701)	$(2,499)	$(8,202)
Two-way messaging	89	98	(9)	12,203	14,628	(2,425)	(129)	(2,296)
Total	1,274	1,408	(134)	$95,130	$108,256	$(13,126)	$(2,628)	$(10,498)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the lower number of subscribers and related units in service.

Revenue — Software
Our software revenue was $48.3 million and $41.5 million for the nine months ended September 30, 2014 and 2013, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Operations revenue	$25,505	$20,693
Maintenance revenue	22,775	20,757
Total software revenue	$48,280	$41,450
The increase in operations revenue primarily reflects an increase in the number of customer implementations compared to the same period in 2013. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the nine months ended September 30, 2014 and 2013 were 99.5% and 99.1%, respectively.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Nine Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$11,529	$11,196	$333	3.0%
Cost of sales	7,247	6,015	1,232	20.5%
Stock based compensation	270	162	108	66.7%
Other	2,939	3,042	(103)	(3.4)%
Total cost of revenue	$21,985	$20,415	$1,570	7.7%
FTEs	178	180	(2)	(1.1)%
As illustrated in the table above, cost of revenue for the nine months ended September 30, 2014 increased $1.6 million, or 7.7%, from the same period in 2013 due to the following significant variances:

•
Payroll and related — The increase of $0.3 million in payroll and related expenses was due primarily to higher average payroll and related expenses for professional services and maintenance support personnel.

•
Cost of sales — The increase of $1.2 million in cost of sales expenses was primarily due to higher equipment costs and third-party professional services expenses associated with the increase primarily in software sales orders.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) awarded to certain eligible employees under the 2012 Equity Incentive Award Plan and predecessor equity plan ("Equity Plan") (see Note 15). Stock based compensation expenses increased by $0.1 million due primarily to higher amortization of compensation expense for awards under the 2011 Long-Term Incentive Plan (“LTIP”).

•	Other — The decrease of $0.1 million in other expenses was primarily due to lower repair and maintenance expenses.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Nine Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Site rent	$11,910	$12,614	$(704)	(5.6)%
Telecommunications	4,860	5,606	(746)	(13.3)%
Payroll and related	13,134	13,864	(730)	(5.3)%
Stock based compensation	78	99	(21)	(21.2)%
Other	4,218	3,846	372	9.7%
Total service, rental and maintenance	$34,200	$36,029	$(1,829)	(5.1)%
FTEs	153	165	(12)	(7.3)%
As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2014 decreased $1.8 million, or 5.1%, from the same period in 2013 due to the following significant variances:

•
Site rent — The decrease of $0.7 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 4.7% from September 30, 2013 to September 30, 2014.

•
Telecommunications — The decrease of $0.7 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2014 and as we reduce telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.7 million was due to a reduction in 12 FTEs as compared to the comparable period.

•	Other — The increase of $0.4 million in other expenses was due primarily to higher outside services expense associated with temporary help.
Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Nine Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$12,056	$11,676	$380	3.3%
Commissions	5,988	4,216	1,772	42.0%
Stock based compensation	413	360	53	14.7%
Other	3,641	3,068	573	18.7%
Total selling and marketing	$22,098	$19,320	$2,778	14.4%
FTEs	140	159	(19)	(11.9)%
As indicated in the table above, selling and marketing expenses for the nine months ended September 30, 2014 increased $2.8 million, or 14.4%, from the same period in 2013. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.4 million due to higher average payroll and related expenses for sales staff focused on selling software solutions.
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
Commission expenses increased by $1.8 million due primarily to an increase in software sales and the impact of commission plan incentives for increased sales.

Other expenses increased by $0.6 million due primarily to one-time advertising and related expenses associated with the company re-branding to the name SPŌK in 2014.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Nine Months Ended September 30,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$13,453	$15,184	$(1,731)	(11.4)%
Stock based compensation	2,055	1,579	476	30.1%
Bad debt	356	814	(458)	(56.3)%
Facility rent	2,684	2,566	118	4.6%
Telecommunications	1,221	1,106	115	10.4%
Outside services	5,179	6,093	(914)	(15.0)%
Taxes, licenses and permits	3,672	3,505	167	4.8%
Other	5,371	3,788	1,583	41.8%
Total general and administrative	$33,991	$34,635	$(644)	(1.9)%
FTEs	135	148	(13)	(8.8)%
As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2014 decreased by $0.6 million, or 1.9%, from the same period in 2013 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $1.7 million reflecting headcount reductions of 13 FTEs to 135 FTEs at September 30, 2014 from 148 FTEs at September 30, 2013.

•	Stock based compensation — Stock based compensation expenses increased by $0.5 million due primarily to higher amortization of compensation expense for awards under the 2011 LTIP.

•	Bad debt — The decrease of $0.5 million in bad debt expenses reflects the improvement in collection efforts associated with our software revenue.

•
Outside services — Outside service expenses consisted primarily of professional service fees as associated with the annual reporting, taxes and SOX and the printing and mailing of invoices. The $0.9 million decrease in outside service expenses was primarily due to lower professional services fees for external accounting and tax support services.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.2 million was primarily due to higher transactional taxes based on revenues.

•
Other — The increase of $1.6 million in other expenses was due primarily to a non-recurring charge of $0.8 million related to future billing credits, higher repair and maintenance expenses of $0.4 million, recruiting and relocation expenses of $0.3 million and various other expenses net of $0.1 million.

Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $12.6 million for the nine months ended September 30, 2014 compared to $11.5 million for the same period in 2013. The increase was primarily due to $0.6 million in higher depreciation expense for the period for non-paging device assets and $0.5 million in higher amortization expense for intangible assets.
Income Tax Expense
Income Tax Expense. Income tax expense for the nine months ended September 30, 2014 was $9.3 million, a decrease of $4.3 million from the $13.6 million income tax expense for the same period in 2013 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of September 30, 2014. The following is the effective tax rate reconciliation for the nine months ended September 30, 2014 and 2013, respectively:

	For the Nine Months Ended September 30,
	2014		2013
	(Dollars in thousands)
Income before income tax expense	$23,159		$33,073
Federal income tax expense at the statutory rate	$8,106	35.0%	$11,576	35.0%
State income taxes, net of Federal benefit	990	4.3%	1,435	4.3%
Other	230	1.0%	547	1.7%
Income tax expense	$9,326	40.3%	$13,558	41.0%

Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2014, we had cash and cash equivalents of $106.9 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing beyond the availability on our revolving credit facility. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of September 30, 2014, our available cash on hand was $106.9 million and our available borrowing capacity under our revolving credit facility was approximately $40.0 million (see “Borrowings” below).
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2014, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Nine Months Ended September 30,		Change Between 2014 and 2013
	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities	$32,252	$39,304	$(7,052)
Net cash used in investing activities	(6,264)	(7,762)	(1,498)
Net cash used in financing activities	(8,123)	(9,606)	(1,483)
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

	For the Nine Months Ended September 30,		Change Between 2014 and 2013
	2014	2013
	(Dollars in thousands)
Cash received from customers	$147,021	$157,236	$(10,215)
Cash paid for —
Payroll and related costs	59,337	61,972	(2,635)
Site rent costs	11,920	12,598	(678)
Telecommunication costs	6,215	6,739	(524)
Interest costs	7	9	(2)
Other operating costs	37,290	36,614	676
	114,769	117,932	(3,163)
Net cash provided by operating activities	$32,252	$39,304	$(7,052)
Net cash provided by operating activities decreased to $32.3 million for the nine months ended September 30, 2014 compared to $39.3 million for the same period in 2013 due to a decrease in cash received from customers of $10.2 million, partially offset by a decrease in cash paid for operating activities of $3.2 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease of $10.2 million was due to lower revenue of $6.1 million and higher accounts receivable of $7.9 million, partially offset by higher deferred revenue of $3.8 million.
The decrease in cash paid for operating activities of $3.2 million was as follows:

•	Cash payments for payroll and related costs decreased $2.6 million as a result of our lower headcount.

•	Cash payments for site rent costs decreased $0.7 million. This decrease was due primarily to the rationalization of our network.

•	Cash payments for telecommunication costs decreased $0.5 million. This decrease was due primarily to the consolidation of our networks.

•
Cash payments for other operating costs increased $0.7 million. The increase was due primarily to higher advertising costs of $0.9 million, recruiting and relocation expenses of $0.3 million, repair and maintenance expenses of $0.2 million, taxes, licenses and permits expenses of $0.2 million, and other miscellaneous costs, net of $0.1 million, partially offset by lower outside service costs of $0.5 million and bad debt costs of $0.5 million.

Net Cash Used In Investing Activities. Net cash used in investing activities decreased by $1.5 million for the nine months ended September 30, 2014 compared to the same period in 2013 due primarily to lower capital expenses for property and equipment.
Net Cash Used In Financing Activities. Net cash used in financing activities decreased by $1.5 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to the payment of $1.5 million in accumulated cash dividends earned on vested RSUs from the 2009 LTIP in 2013.
Future Cash Dividends to Stockholders. On October 29, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of November 18, 2014, and a payment date of December 10, 2014. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. The Board of Directors on October 29, 2014 extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. In addition for 2015, the Board of Directors intends to return a total of $26.0 million to stockholders in the form of dividends and/or common stock repurchases.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended September 30, 2014 and 2013 was approximately $4.6 million and $4.8 million, respectively, and for the nine months ended September 30, 2014 and 2013 was approximately $14.1 million and $14.5 million, respectively.
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
Application of Critical Accounting Policies
The preceding discussion and analysis of financial condition and statement of income is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Operating income	$8,073	$9,534	$23,533	$33,179
Plus: Depreciation, amortization and accretion	4,247	3,858	12,628	11,487
EBITDA (as defined by the Company)	12,320	13,392	36,161	44,666
Less: Purchases of property and equipment	(1,291)	(2,504)	(6,327)	(7,772)
OCF (as defined by the Company)	$11,029	$10,888	$29,834	$36,894

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of September 30, 2014, we had no outstanding borrowings and the Amended Credit Agreement remains in effect with approximately $40.0 million of available debt capacity. We will be exposed to changes in interest rates should we undertake new borrowings under the Amended Credit Agreement (see Note 13 for further discussion of our long-term debt). The floating interest rate debt exposes us to interest rate risk, with the primary interest rate exposure resulting from changes in LIBOR.
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
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in Internal Control Over Financial Reporting
In January 2014 we implemented an additional module in our general ledger system to support software revenue recognition. Additionally, the Company implemented additional processes and controls to review new, multiple-element software arrangements in a comprehensive manner to ensure accurate setup and proper accounting treatment in accordance with GAAP, within this new general ledger module. There were no changes made in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2013 Annual Report have not materially changed during the quarter ended September 30, 2014.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaw(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2014(2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2014(2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2014(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2014(2)

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 8, 2014.

(2)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

SPŌK HOLDINGS, INC.

Dated: October 30, 2014	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaw(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2014(2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2014(2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2014(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2014(2)

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 8, 2014.

(2)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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