Form 10-K
period 2014-12-31
Spok Holdings, Inc
filed 2015-03-05
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $329,130,140 based on the closing price of $15.40 per share on the NASDAQ National Market® on June 30, 2014.
The number of shares of registrant’s common stock outstanding on February 27, 2015 was 21,966,825.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2015, are incorporated by reference into Part III of this Report.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information relating to Spōk Holdings, Inc. and its subsidiaries (“SPŌK” or the “Company”) (formerly USA Mobility, Inc.) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to SPŌK are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to the following:

•Our ability to manage wireless subscriber erosion rates
•Our ability to manage the software sales cycle
•Our ability to manage network rationalization without causing disruption of service to our customers
•Our ability to retain key management personnel and to attract and retain talent within the organization
•Our ability to manage change related to regulation
•The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions
•Our ability to expand into international markets
•Those discussed in this Annual Report under Item 1A “Risk Factors.”
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

PART I

The terms "we," "us," "our," "Company" and "SPŌK" refer to Spōk Holdings, Inc. and its direct and indirect wholly owned subsidiaries.

ITEM 1. BUSINESS
General
We are a holding company, which, primarily acting through our indirect wholly-owned subsidiary, Spōk, Inc., is a comprehensive provider of critical communication solutions for enterprises. We are a leader in critical communication for healthcare, government, public safety and other industries. We deliver smart reliable solutions to help protect the health, well-being and safety of people around the global. We are a provider of paging services and selected software solutions in the United States and abroad, generally in Europe, Canada, Australia, Asia and the Middle East. Our product offerings are capable of addressing a customer’s mission critical communications needs.
Our principal office is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2014 Annual Report on Form 10-K ("2014 Form 10-K").) We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines” and the charters for all committees of our Board of Directors, including Audit, Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
Effective January 1, 2014, the legal entity, Amcom Software, Inc. ("Amcom"), was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly-owned subsidiary of Spōk Holdings, Inc. Our sole domestic operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a critical communication business. To allow for the comparability of financial results, certain revenue and operating expenses were reclassified to conform to the current year's presentation of reports within one segment.
On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spōk Holdings, Inc.
Scope
We are a provider of paging services and selected software solutions in the United States and abroad, generally in Europe, Canada, Australia, Asia and the Middle East. These foreign sales represent less than 4% of consolidated revenue. We offer our services and products primarily to three major market segments: healthcare, government, and large enterprise, but with a greater emphasis on the healthcare market segment. For the year ended December 31, 2014, wireless and software revenue represent approximately 66% and 34%, respectively, of our consolidated revenue.
Industry Overview
We deliver smart, reliable critical communications solutions to help protect the health, well-being and safety of people around the globe. More than 100,000 organizations worldwide rely upon us for workflow improvement, secure texting, paging services, contact center optimization and public safety response.
We develop, sell, and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize mission critical communication solutions. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers.
Due to the focused nature of our software solutions there is no single competitor that matches our portfolio of software solutions (see “Competition” below). Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions. Within this market we have identified the following dynamics and have focused our software solutions (see “Products” and “Operations” below) to address these dynamics:

•	a heightened awareness of the ubiquitous, mission critical role of communications in healthcare;

•	an increased focus within hospitals on quality of care and patient safety initiatives;

•	a continuing focus within hospitals to reduce labor and administrative costs while increasing productivity; and

•	a broader proliferation of information technology in healthcare as hospitals strive to apply technology to solve their business problems
Products
Paging Services. We offer subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services.
The demand for one-way and two-way messaging services declined during the years ended December 31, 2014, 2013 and 2012 and we believe demand will continue to decline for the foreseeable future. As demand for one-way and two-way messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless operations. We will continue to look for ways to innovate and provide customers the highest value possible.
Software. Dependable critical communications are paramount for individuals in healthcare, public safety and a host of other industries. We offer a number of solutions, providing our customers with the ability to communicate anywhere, anytime across a number of situations. Our solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. The following details our critical communication solutions grouped by our four major product categories:

Contact Center

•
Spōk® Healthcare Console: Provides operators with the information needed to process calls using their computers, with just a few keystrokes. This solution integrates with the customers’ existing phone systems and is used by the operator group to answer incoming calls to the contact center. Operators can quickly and accurately perform directory searches and code calls, as well as messaging and paging by individual, groups and roles using the Spōk Healthcare Console’s computer telephony integration (CTI) and directory capabilities.

•
Spōk® Web-Based Directory: Makes employee contact information more accessible and enables staff to send messages quickly right from the directory. Authenticated users can log on anywhere, anytime to perform a variety of important updates to contact information and on-call schedules, search the directory and send important messages.

•
Spōk® Web-Based On-Call Scheduling: Keeps personnel, calendars and on-call scheduling information updated, even with thousands of staff, using a secure web portal to maintain and allow password-protected access to the latest on-call schedules and personnel information.

•
Spōk® Speech: Enables the organization to process routine phone requests including transfers, directory assistance, messaging and paging, without live operators and with more ease-of-use than touchtone menus.

•	Spōk® Call Recording and Quality Management: Records, monitors and scores operators’ conversations to allow for better management of calls, helping improve customer service.

•
Eclipse Call Accounting: Provides a wealth of information about every call being made and received. The information can be formatted and used to analyze voice network resources, employee telephone usage and bill-back information.

Clinical Alerting

•
Spōk® Messenger and Fusion: Provides an intelligent, United States Food and Drug Administration ("FDA") 510(k)-cleared solution that connects virtually all crucial alert systems, including nurse call, fire, security, patient monitoring and building management to mobile staff via their wireless communication devices. This solution provides the ability to reach mobile team members within seconds of an alert, improving the overall work flow, staff productivity, and the comfort and safety of everyone in the facility.

•
Spōk® e.Notify: Enables organizations to quickly and reliably notify and confirm team member availability during emergency situations without relying on calling trees thereby reducing confusion that may arise in an emergency situation. This solution automatically delivers messages, collects responses, escalates issues to others and logs all activities for reporting and analysis purposes.

•
Spōk® Critical Test Results Management: Automates and streamlines the process of delivering critical test results to the right clinicians to help ensure patient safety. Closed-loop communications enable lab technicians to spend less time tracking down doctors and more time interpreting tests. This solution can send messages from the laboratory and Radiology departments by means of encrypted smartphone communications, two-way paging, secure email, secure text, images, annotations and voice to a variety of endpoints such as workstations, laptops, tablets, smartphones, pagers and other wireless devices.

Mobile Communications

•
Spōk Mobile™: Simplifies communications and strengthens care by using smartphones and tablets for secure code alerts, patient updates, lab results, consult requests and much more. Allows users to access the full directory of accurate contact information, to send messages/photos/videos to smartphones and other devices, and to ensure critical communications are logged, all with security, traceability and reliability.

•
Spōk® Pagers and Transmitters: Provides reliable and cost-effective communications through the right paging system. The solution enables our customers to cut costs, increase messaging speed and provide strong reliability, especially during disaster situations.

•
Spōk® Device Preference Engine: Facilitates voice conversations among doctors and caregivers based on their busy schedules by enabling users to choose the desired communication method based on the situation, urgency, time and date.

Public Safety

•
Spōk® PC/PSAP: Speeds emergency dispatch by giving the Public Service Answering Point ("PSAP") call-takers an easy-to-use standards-based, graphical interface that integrates the underlying phone system, mapping systems and other resources for critical information availability. 9-1-1 call-takers are able to instantly involve police, fire, EMT and hazardous material personnel with a single click of the mouse or touch of the screen.

•
Spōk® Enterprise Alert: Directs emergency personnel to a 9-1-1 caller’s exact location (building, floor, room), helping to ensure speed, accuracy and reliability. The E9-1-1 software provides real time, onsite notification when 9-1-1 is dialed, and works to decrease emergency response time.

Operations
The following details critical elements of our operations that support both our wireless and software revenue.

Sales and Marketing
Marketing. We have a centralized marketing function which is focused on supporting our products and sales efforts by strengthening our corporate brand, generating sales leads, and facilitating the sales process. Our principal marketing programs include:

•	Content marketing as an underlying foundation of all marketing campaigns or initiatives;

•	Website development and maintenance, which provides product and company information, as well as thought leadership and engagement;

•
Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society ("HIMSS"), National Emergency Number Association ("NENA"), and Radiological Society of North America ("RSNA");

•	Webinars about current industry trends and our solutions;

•	Social media involvement to provide information regarding upcoming educational events or new product offerings;

•	Newsletters to provide information about industry trends and our solutions to customers, prospects, and alliances; and

•	Annual customer conferences that solicit feedback on our solutions and services.
Sales. We have organized our global sales organization into two theaters: the Americas and International. We market and distribute our critical communication solutions through a direct sales force and an indirect sales channel.
Americas. The direct sales force rents or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and Federal, state and local government agencies. Though we will continue to market to commercial enterprises, especially healthcare organizations, interested in our communication solutions, we continue to grow our presence in the government sector. We maintain a sales presence in key markets throughout the United States in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate sales groups, such as our Key Account Management team, focused on retaining and selling additional products and services to our key healthcare accounts as well as a team selling to government and national accounts. The direct sales force targets critical communications leadership such as chief information officers, information technology directors, telecommunications directors and contact center managers. Additionally, for certain of our software solutions, we target clinical leadership including chief medical officers and chief nursing officers. The timing for a direct sale varies by the type of service or solution that is being offered, but a software solution sale may take from 6 to 18 months depending on the type of software solution.
The indirect sales force compliments our direct sales force team. This channel coordinates relationships with alliance partners or third-party service providers that are ultimately responsible for the delivery of our services or solutions to the customer. For paging services, we contract with and invoice an intermediary for airtime services. For our software sales, our relationships with alliance partners assists us in broadening the distribution of our products and further diversifying into markets outside healthcare.
International. The international sales strategy is primarily focused on the healthcare market segment. We believe that the challenges within the healthcare industry are a global phenomenon. Worldwide, hospitals and healthcare practices have a heightened awareness regarding patient safety, clinical workflow issues, privacy, efficiency and better patient outcomes. We continue to pursue an international sales strategy and are expanding distribution of our core products into Latin American and select Asian and Pacific Rim markets. Although we continue to grow our presence internationally, to date our international sales represent less than 4% of our consolidated revenue, but remain a focus for future growth.
Professional Services and Customer Support
Professional Services. We offer implementation services for our products. These implementation services are provided by a dedicated group of professional service employees. For software products, our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. A typical implementation process ranges from 30 to 180 days depending on the type of implementation. We may also use third-party professional services firms to implement our solutions for customers.
Customer Support. To support our products, we have established a dedicated customer support organization. Due to the mission critical nature of our products, we provide 24 hours a day, 7 days a week, 365 days a year customer support that customers can access via telephone, email or the Internet. We also use third-party services to assist in providing customer support.

Licenses and Messaging Networks
In order to provide our wireless services, we hold licenses to operate on various frequencies in the 150 MHz, 450 MHz and 900 MHz narrowband. We are licensed by the United States Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over our networks.
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
Although the capacities of our networks vary by geographic area, we have a significant amount of excess capacity. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which we believe will result in lower operating expenses due primarily to lower site rent expenses.
Generally, our software solutions do not require licenses or permits from Federal, state and/or local government agencies in order to be sold to customers. However, certain of our software products are subject to regulation by the FDA. (See “Regulation” below).
Customers
Our customers include businesses and employees who need to be accessible to their offices or customers, first responders who need to be accessible in emergencies, and third parties, such as other telecommunication carriers and resellers that pay our Company to use our networks. Customers include businesses, professionals, management personnel, medical personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, sales and services organizations, specialty trade organizations, manufacturing organizations and government agencies.
We offer our communication services and products in the United States and abroad primarily to three major market segments: healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. For the years ended December 31, 2014, 2013 and 2012, revenues from healthcare customers accounted for approximately 66.0%, 65.8% and 61.1% of our total revenues, respectively. No single customer accounted for more than 5% of our total revenues in 2014, 2013 and 2012.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and grow it.
Product Development
We maintain a product development group, which is focused on developing new software products along with ongoing maintenance and enhancement of existing products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings and development time and expense.

Sources of Equipment
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
For wireless messaging services, we compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC and a variety of other regional and local providers. We also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capabilities into their mobile phone devices. Many of these companies possess greater financial, technical and other resources than we do.
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
Regulation
Federal Regulation
The FCC issues licenses to use radio frequencies necessary to conduct our business and regulate many aspects of the operations that support our wireless revenue. Licenses granted to us by the FCC have varying terms, generally of up to ten years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally have been granted upon showing compliance with FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal that we have requested.
The Communications Act of 1934, as amended (the “Communications Act”), requires radio licensees, including us, to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization of any rights thereunder. The FCC has thus far granted each assignment or transfer request we have made in connection with a change of control.
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
The FCC’s rules and regulations require us to pay a variety of fees that otherwise increase our costs of doing business. For example, the FCC requires licensees, including SPŌK, to pay levies and fees, such as universal service fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, we are permitted to bill our customers for these regulatory costs and we typically do so.
Additionally, the Communications Assistance to Law Enforcement Act of 1994, (“CALEA”) and certain rules implementing CALEA require some telecommunication companies, including SPŌK, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages. Other regulatory requirements restrict how we may use customer information and prohibit certain commercial electronic messages, even to our own customers.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2015 to regulatory policy or regulations.
State Regulation
As a result of the enactment by the United States Congress of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”) in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating “other terms and conditions” of our operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible, however, provisions of the OBRA prohibit local zoning authorities from unreasonably restricting wireless services. States that regulate our services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control.
At this time, we are not aware of any proposed state legislation or regulations that would have a material adverse impact on our business.
Joint Interoperability Test Command Certification
The Joint Interoperability Test Command ("JITC") is a military organization that tests technology for use by the branches of the armed services and the United States federal government. JITC certification is required of all systems with joint interfaces or joint information exchanges with other systems used by these organizations and is done to ensure all systems operate effectively together. All information technology and national security systems  that exchange and use information to enable units or forces to operate effectively in joint, combined, coalition and interagency operations and simulations must be certified. Once a system has been certified under this program, the certification must be renewed every four years or after any changes that may affect interoperability. The interoperability certification process consists of four basic steps, which are:

•	Identify (interoperability) requirements

•	Develop certification approach (planning)

•	Perform interoperability test and evaluation

•	Report certifications and statuses

SPŌK submits and receives JITC certification for some of its products through the Defense Information Systems Agency ("DISC"), which allows us to sell and implement our solutions at Federal government agencies.  SPŌK currently certifies a console, web, speech, mass notification, public safety answering point, call recording and campus 911 product with JITC.  SPŌK has a roadmap to renew the existing certifications with new releases of existing products and to bring additional products to JITC to increase the products that can be sold into Federal agencies.
Trademarks
We have owned the service marks “SPŌK” since July 8, 2014, “USA Mobility” since November 16, 2004, “Arch” since December 17, 2002 and “Metrocall” since September 4, 1979, and hold Federal registrations for the service marks “Metrocall” and “Arch Wireless”. We have owned the trademarks, “Spok” and “Spōk Holdings, Inc.” since September 25, 2013. We have also owned the trademark “Amcom” in the United States since April 9, 2002 and in Australia since August 28, 2009 and the trademark “Amcom Software, Inc.” in the United States since April 8, 2009 and in Australia since August 28, 2009. We also own various other trademarks, such as “911 Solutions” since July 21, 1998, “Intellidesk” in the United States since August 1, 1995 and “Intellispeech” in the United States since July 22, 2003. We believe our trademarks distinguish our business from our smaller and diverse competitors.
Employees
At December 31, 2014 and February 27, 2015 we had 587 and 598 full time equivalent (“FTE”) employees, respectively. Our employees are not represented by labor unions. We believe that our employee relations are good.
2015 Business Strategy
During 2015, we will continue to focus on serving the mission critical needs of our customers with a variety of wireless and software communication solutions and new product offerings while operating an efficient and profitable business strategy. In 2013 we recognized that maintaining two distinct businesses - wireless and software - could distract from our long range goal of creating stockholder value based on the ultimate growth potential of our technology solutions and operations. On January 1, 2014 we consolidated our wireless and software operations into one company to operate as a critical communications business with (1) an integrated sales force selling software and wireless solutions, (2) one set of operating overhead, (3) a single customer message and experience and (4) a consolidated operation for future growth and acquisitions. On July 8, 2014, we changed our name from USA Mobility, Inc. to Spōk Holdings, Inc. The new brand reflected our global, innovative identity. As an innovative, global critical communication provider, we deliver smart, reliable solutions to help protect the health, well-being, and safety of people around the globe.
In furtherance of this consolidation and re-branding, we have established the following operating objectives and priorities for 2015:

•	Grow our software revenue and bookings;

•	Retain our wireless subscribers and revenue stream;

•	Return capital to our stockholders; and

•	Seek long-term revenue growth through business diversification.

Grow our software revenue and bookings — Throughout 2015 we expect to continue our investments in sales and marketing, product implementation, product development and customer support that drive software, services and maintenance bookings and revenue growth. Healthcare customers represent our most stable and loyal customers and represented approximately 66% of our revenue base in 2014. We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for sales and close those opportunities in the form of purchase orders or bookings.

We have an ongoing initiative to further penetrate the hospital segment in the United States and believe there is a significant opportunity to sell critical communication solutions to hospitals located outside the United States. We intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in healthcare, but also in the government and large enterprise segments both in the United States and overseas.
We plan to continue to innovate and invest in product development in order to enhance existing software solutions and bring new offerings to market. In particular we have focused on the increased potential in the mobile communications marketplace and our ability to make sure the right person gets the right message on the right device at the right time.
We must address the challenge of effectively managing our operating expenses to support our revenue and bookings growth without allowing costs to erode our profitability objectives. We have established operating cash flow, a non-GAAP financial measure, as a key performance objective for our consolidated operations that focuses management on achieving operating efficiencies. We define operating cash flow as operating income plus depreciation, amortization, accretion and impairment expenses (also known as “EBITDA”) less capital expenditures. (See Item 7. Non-GAAP Financial Measures.)
Retain our wireless subscribers and revenue stream — Wireless subscribers and the resulting revenue represented about 66%, 71% and 77% of our total consolidated revenue for each of the three years ended December 31, 2014, 2013 and 2012, respectively. We will continue to focus on reducing the rate of subscriber disconnects and minimize the rate of wireless revenue erosion. We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments and critical mission notification. We will also focus on network reliability and customer service to help minimize the rate of subscriber disconnects.
We recognize that our wireless subscribers and revenue will continue to decline. We will also continue to reduce the underlying cost structure directly supporting this wireless revenue stream. These cost reductions will come from all impacted areas. We will reduce payroll and related expenses as well as network related expenses as necessary in light of the declining wireless revenue. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business. We have established a total consolidated revenue objective for our operations that will focus management on both our software and wireless revenue targets.
Return capital to our stockholders — We understand that our primary objective is to create long-term stockholder value. Executing our 2015 objectives is important, but we continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.125 per share of common stock or $0.50 annually. Also, we may repurchase more shares of our common stock from time to time under our existing stock repurchase program that expires on December 31, 2015. The repurchase authority under this program was reset to $15.0 million as of January 1, 2015. In total, we have committed to return approximately $26.0 million to our shareholders in a combination of dividends and stock repurchases in 2015. (See Item 5. Common Stock Repurchase program).
Seek long-term revenue growth through business diversification — We believe that add-on acquisitions of companies or technologies are an important part of our future growth. We believe add-on acquisitions of complementary companies or technologies in the healthcare market will further enhance our position with current customers and expand our overall addressable markets. Rapidly and successfully integrating strategic acquisitions and improving operational efficiencies is a focus of our management team. Given the nature of our solutions, new technologies can be integrated to accelerate cross-selling opportunities. Our goal is to evaluate other businesses that are profitably accretive and can accelerate our revenue goals.
To ensure focus on our 2015 business strategy we have established specific performance objectives in our short-term incentive plan (“STIP”) for our management that include these operating objectives and priorities. In addition, our long-term incentive plan (“LTIP”) includes specific performance objectives for these priorities.

ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2014 Form 10-K or presented elsewhere by management from time to time.
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
We may experience a long sales cycle for our software products.
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
We have an active program to consolidate our number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to our existing subscribers despite our efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of wireless revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.
If we are unable to retain key management personnel, we might not be able to find suitable replacements in a timely basis, or at all, and our business could be disrupted.
Our success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable executive and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunication and software industry, and there is no assurance that we will be able to attract and retain the personnel necessary for the management and development of our business. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The consolidation of our wireless and software operations may mitigate this risk, although the elimination or reconfiguration of employee responsibilities could impact retention decisions by key executives and management personnel. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

In order to grow our software revenue and bookings and maintain our wireless revenue and subscribers we are dependent on our ability to effectively manage our employee base in areas such as sales, marketing, product development and implementation.
Growth in our software revenue and bookings and maintenance of our wireless revenue and subscriber base is dependent on the sales productivity of our sales organization. We anticipate that we will continue to improve our sales productivity. A number of mitigating factors could adversely impact our productivity assumptions. Those factors include competitive forces, employee turnover, product innovation and overall market conditions. Our software revenue and bookings growth is also dependent on our ability to attract, integrate and retain employees in our operations. To protect our employee base from competition for talent, we initiated a compensation study and developed a market-competitive compensation and rewards strategy. We believe that we have implemented appropriate compensation and incentive programs for our employees, but future costs of these programs is dependent on market conditions that are subject to change. Adverse changes in our sales productivity or ability to attract, integrate and retain employees could have a material adverse effect on our business, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay dividends to stockholders and repurchase shares of our common stock.
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
We may be unable to maintain successful relationship with our channel partners.
We use channel partners such as resellers, consulting firms, original equipment manufacturers, and technology partners to license and support our products. Contract defaults by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our communication solution offerings. If we are unable to maintain our relationships with these channel partners, and our channel partners fail to comply with their contractual obligations to us, this could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.
We may be unable to realize the benefits associated with our deferred income tax assets.
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and the valuation allowance may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of income may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code (“IRC”) Section 382, our financial condition and statement of income may be materially affected.
Our wireless products are regulated by the FCC and, to a lesser extent, state and local regulatory authorities. Changes in regulation could result in increased costs to us and our customers.
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
For example, the FCC issued an order in October 2007 that mandated paging carriers (including the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the “Back-up Power Order”). Ultimately, after a hearing by the DC Circuit Court and disapproval by the Office of Management and Budget (the “OMB”) of the information collection requirements of the Back-Up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, there has been no Notice of Proposed Rulemaking by the FCC and we are unable to predict what impact, if any, a revised back-up power rule could have on our operations, cash flows, ability to continue payment of cash dividends to stockholders, and ability to repurchase shares of our common stock.
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

We have have investigated potential acquisitions and may not be able to identify an opportunity at favorable terms or have the ability to close on financing necessary to consummate the transaction
We cannot provide any assurances that we will be successful in finding such acquisitions or consummating future acquisitions on favorable terms. We anticipate that our acquisitions will be financed through a combination of methods, including but not limited to the use of available cash on hand, and, if necessary, borrowings from third party financial institutions. Disruptions in credit markets and an unwillingness to lend may limit our ability to finance acquisitions.
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
The performance and reliability of our computer network and telecommunications systems infrastructure is critical to our operations. Any computer system or satellite network error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. We devote significant resources to the security of our computer systems, but our computer systems may still be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We utilize a multilayered security framework to mitigate the potential impact of any such threats including detailed security policies and procedures, security appliances and software, third party vulnerability testing and detailed Business Continuity Plans. However, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, statement of income and cash flows.
We may encounter issues with international sales and expansion.
A portion of our revenue comes from international sales. We plan to further expand our international presence. We may not be successful in our efforts to expand into these international markets. Our international sales and operations are subject to a number of risks, including:

•	compliance with foreign and United States laws and regulations including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010;

•	volatility in international political and economic environments;

•	imposition of taxes, export controls, tariffs, embargoes and other trade barriers;

•	changes in regulatory requirements;

•	lack of strong intellectual property protection;

•	difficulty in staffing, developing and managing foreign operations;

•	limitations on the repatriation and investment of funds;

•	fluctuations in foreign currency exchange rates; and

•	geopolitical developments, including war and terrorism.
In addition, uncertain economic conditions in Australia, Asia and Pacific Rim and Europe, the implementation of stringent financial austerity measures by many national governments, and the continuing risk of conflict and political instability in the Middle East could lead to delays or cancellations of our sales orders and impact our ability to timely execute our sales strategy and generate bookings and software revenue.

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
Our business is sensitive to changes in general economic conditions, both in the United States and foreign markets. Recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits could adversely affect the demand for our services. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.
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
Further, the consequences of the implementation of healthcare reform legislation continue to impact both the economy in general and the healthcare market in particular. The uncertainty created by the legislation is impacting customer decision making and information technology plans in our key healthcare market. We are unable to predict the full consequences of this uncertainty on our operations. Adverse changes in the economic environment could adversely impact our ability to market and sell our wireless and software solutions to healthcare customers and have a material adverse impact on our financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of March 5, 2015.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Springfield, Virginia, and consists of approximately 17,556 square feet of space under a lease that expires on March 31, 2018. At December 31, 2014, we leased facility space, including our executive headquarters, sales offices, technical facilities, warehouse and storage facilities in 78 locations in 32 states in the United States, one facility in Canada, one facility in Australia, one facility in the United Kingdom and one facility in the Middle East. The total leased space is approximately 177,000 square feet. At December 31, 2014, we owned six pieces of land in six states in the United States.
At December 31, 2014, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 3,520 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2014, we had 4,339 active transmitters on leased sites which provide service to our customers (of which 2,248 are customer provided sites with no associated site rent expenses).

ITEM 3. LEGAL PROCEEDINGS
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial condition or statement of income.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “SPOK.”
The following table sets forth the high and low intraday sales prices per share of our common stock for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are as reported on the NASDAQ National Market® from January 1, 2013 through December 31, 2014.

	2014		2013
For the Three Months Ended	High	Low	High	Low
March 31,	$18.32	$13.48	$13.30	$11.10
June 30,	19.50	13.89	14.19	12.19
September 30,	18.30	13.00	15.79	13.30
December 31,	17.95	12.93	15.55	12.58
We sold no unregistered securities during the years ended December 31, 2014, 2013 and 2012. As of February 27, 2015, there were 4,218 holders of record of our common stock.
Cash Distributions/Dividends to Stockholders
The following table details information on our cash distributions since the formation of the Company through the year ended December 31, 2014. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2008 through December 31, 2014, include previously declared cash distributions on restricted stock units (“RSUs”) and shares of vested restricted common stock (“restricted stock”) granted under the Spōk Holdings, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Per Share Amount	Total Payment(1)
		(Dollars in thousands)
2005	$1.50	$40,691
2006(2)	3.65	98,904
2007(3)	3.60	98,250
2008(4)	1.40	39,061
2009(3)	2.00	45,502
2010(3)	2.00	44,234
2011	1.00	22,121
2012(5)	0.75	16,512
2013	0.50	12,312
2014	0.50	10,826
Total	$16.90	$428,413

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, we announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, our Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

(5)	On July 30, 2012, our Board of Directors reset the quarterly cash distribution rate to $0.125 per share of common stock from $0.25 per share of common stock.
On March 4, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 18, 2015, and a payment date of March 30, 2015. This cash dividend of approximately $2.7 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. This program has been extended at various times, most recently through December 31, 2015.
Credit Suisse Securities (USA) LLC administers such purchases. We use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
The following table presents information with respect to stock repurchased by us during the three months ended December 31, 2014. There were no common stock repurchases during the nine months ended September 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance as of September 30, 2014				$15,000
October 1 through October 31, 2014	—	$—	—	15,000
November 1 through November 30, 2014	153,406	16.31	153,406	12,497
December 1 through December 31, 2014	110,366	16.42	110,366	10,685
Total	263,772	$16.36	263,772

(1) The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program.
(2) Average price paid per share excludes commissions of approximately $10,000.

The repurchase authority was reset to $15.0 million as of January 1, 2014. For the year ended December 31, 2014, we purchased 263,772 shares of our common stock under the repurchase program for approximately $4.3 million (excluding commissions). From the inception of the program in August 2008 through December 31, 2014, we have repurchased a total of 6,532,276 shares of our common stock for approximately $64.1 million (excluding commissions). There was approximately $10.7 million of common stock repurchase authority remaining under the program as of December 31, 2014. The repurchase authority was reset to $15.0 million as of January 1, 2015 and ends on December 31, 2015. All repurchased shares of common stock were returned to the status of authorized but unissued shares of the Company. Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. We have committed to return approximately $26.0 million to our shareholders in a combination of dividends and stock repurchases in 2015.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth, as of December 31, 2014, the number of securities outstanding under our currently authorized Equity Plan, the weighted-average exercise price of such securities and the number of securities available for grant under this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column[a])[c]
Equity compensation plan approved by security holders:(1)
2012 Spōk Holdings, Inc. Equity Incentive Plan	—	—	1,747,586
Equity compensation plan not approved by security holders:
None	—	—	—
Total	—	—	1,747,586

(1)
The Equity Plan provides that common stock authorized for issuance under the plan may be granted in the form of common stock, stock options, restricted stock and RSUs. As of December 31, 2014, 24,684 shares of restricted stock were granted to the non-executive members of the Board of Directors, 5,820 shares of common stock were granted, 57,338 RSUs were forfeited and 559,689 RSUs were vested to eligible employees under the Equity Plan.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2009 to December 31, 2014, against the cumulative total return of the NASDAQ Composite Index® and the NASDAQ Telecommunications Index® for the same period.
The chart below assumes that on December 31, 2009, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2009 to December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Spok Holdings, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Spōk Holdings, Inc.
NASDAQ Composite
NASDAQ Telecommunications

	12/09	12/10	12/11	12/12	12/13	12/14
Spōk Holdings, Inc.	$100.00	$183.79	$153.62	$137.44	$174.27	$218.91
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Telecommunications	100.00	107.95	96.16	100.40	139.11	148.69

Transfer Restrictions on Common Stock
In order to reduce the possibility that certain changes in ownership could impose limitations on the use of our deferred income tax assets, our Amended and Restated Certificate of Incorporation contains provisions that generally restrict transfers by or to any 5% stockholder of our common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of our common stock. After a cumulative indirect shift in ownership of more than 45% since our emergence from bankruptcy proceedings in May 2002 through a transfer of our common stock, any transfer of our common stock by or to a 5% stockholder of our common stock or any transfer that would cause a person or group of persons to become a 5% stockholder of such common stock, will be prohibited unless the transferee or transferor provides notice of the transfer to us and our Board of Directors determines in good faith that the transfer would not result in a cumulative indirect shift in ownership of more than 47%.
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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was 3.24% as of December 31, 2014 and 2013.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Statement of Income” (“MD&A”), the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this 2014 Form 10-K. (Amcom operations have been reflected in the consolidated financial data from March 3, 2011, the acquisition date.)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands except per share amounts)
Statements of Income Data:
Revenues	$200,273	$209,752	$219,696	$233,693	$233,254
Operating expenses	172,122	164,258	173,968	181,864	176,075
Operating income	28,151	45,494	45,728	51,829	57,179
Net income	20,745	27,530	26,984	83,786	77,898
Basic net income per common share	0.96	1.27	1.23	3.79	3.50
Diluted net income per common share	0.94	1.25	1.20	3.72	3.45
Cash distributions declared per common share	0.50	0.50	0.75	1.00	2.00

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$144,955	$120,168	$95,909	$105,492	$154,356
Total assets	337,890	326,898	322,627	354,421	230,658
Long-term debt	—	—	—	28,250	—
Long-term liabilities, excluding deferred revenue	8,131	9,259	9,789	12,223	11,787
Stockholders’ equity	279,059	269,950	251,419	247,587	184,390

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATEMENT OF
INCOME
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussion under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions we make in the preparation of our consolidated financial statements; “Item 1. Business,” which describes our operations; and “Item 1A. Risk Factors,” which describes key risks associated with our operations and markets in which we operate. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.
Overview
We offer our communication services and products in the United States and abroad primarily to three major market segments: healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. For wireless revenue, the government business has been trending downward over the last several years as state and local governments have been struggling with budget constraints. At the same time, our wireless services tend to be a reliable and low cost communication alternative when budgets are constrained and therefore paging services can be positioned well against other communication tools. Large enterprise customers have been trending away from paging to cellular/smart phones for a number of years and we expect that trend to continue in future years. Our software services leverage these trends with more advanced critical messaging offerings such as our Spōk Mobile offering for smart phones, which enables caregivers and physicians to communicate more effectively. The trend toward more advanced/smart communications devices has been ongoing in large enterprise and is emerging in healthcare and government sectors.
The following tables present wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Year Ended December 31, 2014				For the Year Ended December 31, 2013
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$90,092	$42,117	$132,209	66.0%	$97,458	$40,501	$137,959	65.8%
Government	9,426	11,217	20,643	10.3%	11,894	6,751	18,645	8.9%
Large enterprise	13,867	2,257	16,124	8.1%	17,056	2,658	19,714	9.4%
Other(1)	14,734	3,072	17,806	8.9%	17,559	3,276	20,835	9.9%
Total Direct	128,119	58,663	186,782	93.3%	143,967	53,186	197,153	94.0%
Total Indirect	4,283	9,208	13,491	6.7%	5,481	7,118	12,599	6.0%
Total	$132,402	$67,871	$200,273	100.0%	$149,448	$60,304	$209,752	100.0%

(1) Other includes hospitality, resort and billable travel revenue.

	For the Year Ended December 31, 2012
Market Segment	Wireless	Software	Total	% of Total
		(Dollars in thousands)
Healthcare	$102,036	$32,237	$134,273	61.1%
Government	15,228	5,064	20,292	9.2%
Large enterprise	20,846	2,767	23,613	10.7%
Other(1)	22,717	2,939	25,656	11.7%
Total Direct	160,827	43,007	203,834	92.8%
Total Indirect	7,578	8,284	15,862	7.2%
Total	$168,405	$51,291	$219,696	100.0%

(1) Other includes hospitality, resort and billable travel revenue.
We generate revenue by providing wireless (paging) services, as well as developing, licensing, and supporting a wide range of software products and services. Our most significant expenses are related to compensating employees, cost of sales, site rents, telecommunications and transactional taxes.
Wireless Revenue
We provide one-way and advanced two-way wireless messaging services including information services throughout the United States. We provide wireless messaging services to subscribers for a periodic fee. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We also offer ancillary services, such as voice mail and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. We market and distribute these wireless messaging and information services through a direct sales force and a small indirect sales channel. (See Item 1. “Business” for more details.)
Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Year Ended December 31,
Revenue	2014	2013	2012
	(Dollars in thousands)
Paging revenue	$125,201	$142,271	$159,739
Product and other revenue	7,201	7,177	8,666
Total wireless revenue	$132,402	$149,448	$168,405
The following table summarizes the breakdown of our direct and indirect units in service (that underlies our paging revenue)at specified dates:

	As of December 31,
	2014		2013		2012
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,204	95.8%	1,315	95.6%	1,421	93.8%
Indirect	52	4.2%	61	4.4%	94	6.2%
Total	1,256	100.0%	1,376	100.0%	1,515	100.0%
As noted above in “Overview,” our key market segments are healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. The following table indicates the percentage of our units in service by key market segments for the periods stated and illustrates the relative significance of these market segments to our business.

	As of December 31,
Market Segment	2014	2013	2012
Healthcare	74.1%	71.9%	67.1%
Government	7.8%	8.6%	10.3%
Large enterprise	7.7%	8.1%	8.5%
Other	6.2%	7.0%	7.9%
Total Direct	95.8%	95.6%	93.8%
Total Indirect	4.2%	4.4%	6.2%
Total	100.0%	100.0%	100.0%
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2014		2013		2012
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)
Direct	166	277	174	280	193	327
Indirect	4	13	4	37	6	25
Total	170	290	178	317	199	352
The following table sets forth information on our direct units in service by account size for the periods stated:

	As of December 31,
Account Size	2014	% of Total	2013	% of Total	2012	% of Total
	(Units in thousands)
1 to 3 units	35	2.9%	43	3.2%	52	3.6%
4 to 10 units	21	1.7%	25	1.9%	31	2.2%
11 to 50 units	51	4.2%	61	4.6%	75	5.3%
51 to 100 units	34	2.8%	42	3.2%	49	3.5%
101 to 1000 units	262	21.8%	287	21.9%	334	23.5%
> 1000 units	801	66.6%	857	65.2%	880	61.9%
Total direct units in service	1,204	100.0%	1,315	100.0%	1,421	100.0%
The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Year Ended December 31,
Account Size	2014	2013	2012
1 to 3 units	(16.9)%	(17.6)%	(20.9)%
4 to 10 units	(17.7)%	(18.8)%	(20.9)%
11 to 50 units	(16.4)%	(18.2)%	(19.1)%
51 to 100 units	(19.1)%	(14.8)%	(12.2)%
101 to 1000 units	(8.9)%	(13.9)%	(12.1)%
> 1000 units	(6.6)%	(2.6)%	(4.5)%
Total direct net unit loss %	(8.5)%	(7.4)%	(8.6)%
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
The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Year Ended December 31,
Distribution Channel	2014	2013	2012
Direct	$8.00	$8.34	$8.53
Indirect	6.26	5.87	6.00
Consolidated	7.93	8.20	8.37
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenue. The decrease in consolidated ARPU during the years 2012 through 2014 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2015. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Year Ended December 31,
Account Size	2014	2013	2012
1 to 3 units	$14.71	$15.04	$15.31
4 to 10 units	14.13	14.15	14.28
11 to 50 units	11.94	11.92	11.99
51 to 100 units	10.28	10.40	10.41
101 to 1000 units	8.71	8.75	9.00
> 1000 units	6.91	7.25	7.25
Total direct ARPU	$8.00	$8.34	$8.53
Software Revenue
We enter into agreements whereby our customers purchase products and services including software, professional services (primarily installation and training), equipment (to be used in conjunction with the software), and maintenance support (post-contract support). The software is licensed to end-users under an industry standard software license agreement.
Software revenue consists of two primary components: operations revenue and maintenance revenue.
Operations revenue consists of subscription services revenue, software license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application or equipment (typically for one year). We recognize equipment revenue when it is shipped or delivered to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively. As of January 1, 2014, license, professional services and maintenance revenue is recognized ratably over the longer of the period of professional services delivery to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and maintenance revenue will be recognized ratably over the remaining contractual term of the maintenance agreement. Prior to January 1, 2014, license and professional services revenue was recognized when the services were fully delivered to the customer and maintenance revenue was recognized ratably over the term of the maintenance agreement. After the initial maintenance term, customers typically renew their maintenance support. The maintenance renewal rates for the years ended December 31, 2014, 2013 and 2012 were 99.5%, 99.1% and 99.0%, respectively.
The breakout of revenue by component was as follows for the periods stated:

	For the Year Ended December 31,
Revenue	2014	2013	2012
	(Dollars in thousands)
Subscription	$1,483	$821	$445
License	11,274	11,236	9,010
Services	17,372	13,680	9,669
Equipment	6,939	6,709	6,236
Operations revenue	$37,068	$32,446	$25,360
Maintenance revenue	30,803	27,858	25,931
Total revenue	$67,871	$60,304	$51,291
 On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings increased by 23.7% for the year ended December 31, 2014 compared to the same period in 2013. The increase reflects the continuing success of our sales force in closing business and expanding market penetration with new customers, as well as selling additional solutions to our installed base.
The following table summarizes total bookings for the periods stated:

	For the Year Ended December 31,
Bookings	2014	2013	2012
	(Dollars in thousands)
Operations and new maintenance orders	$45,125	$35,130	$33,191
Maintenance and subscription renewals	33,389	28,322	28,110
Total bookings	$78,514	$63,452	$61,301
We reported a software backlog of $42.4 million for the year ended December 31, 2014, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	December 31, 2014
(Dollars in thousands)
Beginning balance at January 1, 2014	$40,211
Operations bookings for the year	45,125
Maintenance renewals for the year	33,389
Available backlog	$118,725
Operations revenue for the year	(37,068)
Maintenance revenue for the year	(30,803)
Other(1)	(8,463)
Total backlog at December 31, 2014	$42,391
Increase in backlog from January 1, 2014	5.4%

(1)	Other reflects cancellations and adjustments to backlog.
The breakout of backlog by source was as follows for the year ended December 31, 2014:

	For the three months ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(Dollars in thousands)
Operations revenue	$23,971	$24,745	$22,964	$23,736
Deferred maintenance revenue	11,497	12,195	12,479	13,802
Maintenance pre-billed	6,923	5,177	4,739	3,858
Total Backlog	42,391	42,117	40,182	41,396
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

We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 75%

of the operating expenses referred to above were incurred in payroll and related expenses, cost of sales, site and facility rent expenses and telecommunication expenses for each of the years ended December 31, 2014, 2013 and 2012. Payroll and related expenses for the year ended December 31, 2012 included a benefit of $0.3 million for forfeitures under the 2012 STIP associated with the departure of two former executives.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 587 full-time equivalent employees (“FTEs”) at December 31, 2014, a decrease of 7.0% from 631 FTEs at December 31, 2013. The change in the number of FTEs reflects adjustments to our workforce resulting from the changing nature of our revenues. Software revenue is anticipated to increase, while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.
Cost of sales includes distribution costs for equipment and products sold and/or licensed, operating costs (excluding payroll and related expenses) related to product implementation, training, and product support services, and costs associated with the delivery of third party implementation services and third party license, and/or maintenance support.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 4.4% to 4,339 active transmitters at December 31, 2014 from 4,538 active transmitters at December 31, 2013.
Telecommunication expenses are incurred to interconnect our paging networks and to provide telephone numbers for customer use, points of contact for customer service, and connectivity among our offices. These expenses are dependent on the number of units in service, the number of customers we support and the number of office and network locations that we maintain. However, the number or duration of telephone calls to call centers may vary from period to period based on factors other than the number of units in service or customers, which could cause telecommunication expenses to vary.
Due to the integration of the management structure and consolidation of our organization effective January 1, 2014, certain prior years' interim revenue and operating expenses were reclassified to conform to the current year's presentation. In 2014, we reported wireless and software revenue, and had reclassified the revenue previously reported in the Annual Report on Form 10-K for 2013 (the "2013 Form 10-K") and Annual Report on Form 10-K for 2012 (the "2012 Form 10-K") to conform with the current year's presentation. In 2013 and 2012, wireless revenue of $149.45 million and $168.41 million, respectively, was reported as $143.63 million and $161.89 million, respectively, in service, rental and maintenance, net of service credits, and $5.82 million and $6.52 million, respectively, in software revenue and other, net. Also in 2013 and 2012, software revenue of $60.30 million and $51.29 million, respectively, was reported in software revenue and other, net. We reclassified payroll and related expenses among functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the 2013 Form 10-K and 2012 Form 10-K reported operating expenses: Cost of revenue of $5.79 million and $6.08 million, respectively; service, rental and maintenance of ($3.17) million and ($2.65) million, respectively; selling and marketing of $0.53 million and ($0.54) million, respectively, and general and administrative of ($3.15) million and ($2.89) million, respectively. The changes had no impact to previously reported total operating expenses and operating income.

Statements of Income
Comparison of the Statements of Income for the Years Ended December 31, 2014 and 2013

	For the Year Ended December 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Revenues:
Wireless	$132,402	$149,448	$(17,046)	(11.4)%
Software	67,871	60,304	7,567	12.5%
Total	$200,273	$209,752	$(9,479)	(4.5)%
Selected operating expenses:
Cost of revenue	$32,556	$27,915	$4,641	16.6%
Service, rental and maintenance	45,485	47,471	(1,986)	(4.2)%
Selling and marketing	30,013	26,617	3,396	12.8%
General and administrative	45,896	46,105	(209)	(0.5)%
Severance and restructuring	1,495	983	512	52.1%
Total	$155,445	$149,091	$6,354	4.3%
FTEs	587	631	(44)	(7.0)%
Active transmitters	4,339	4,538	(199)	(4.4)%

Revenue — Wireless
Our wireless revenue was $132.4 million and $149.4 million for the years ended December 31, 2014 and 2013, respectively. The decrease in wireless revenue reflected the decrease in demand for our wireless services. Wireless revenue includes paging revenue, product revenue and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Paging revenue:
One-way messaging	$109,240	$123,214
Two-way messaging	15,961	19,057
Total paging revenue	125,201	142,271
Non-paging revenue	7,201	7,177
Total wireless revenue	$132,402	$149,448
The table below sets forth units in service and paging revenue, the changes in each between 2014 and 2013 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
	2014	2013	Change	2014(1)	2013(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,168	1,280	(112)	$109,240	$123,214	$(13,974)	$(3,548)	$(10,426)
Two-way messaging	88	96	(8)	15,961	19,057	(3,096)	(276)	(2,820)
Total	1,256	1,376	(120)	$125,201	$142,271	$(17,070)	$(3,824)	$(13,246)

(1)	Amounts shown exclude non-paging revenue.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the lower number of subscribers and related units in service. In addition, ARPU continues to decline as more customers move to fixed rate plans and new subscribers receive lower monthly rates. Price increases could mitigate, but not completely offset, the declines in ARPU and revenue.
Revenue — Software
Our software revenue was $67.9 million and $60.3 million for the years ended December 31, 2014 and 2013, respectively, which consisted of operations revenue (from licenses, subscriptions, professional services and equipment sales) and maintenance revenue. The table below details total revenue for software operations for the periods stated:

	For the Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Subscription	$1,483	$821
License	11,274	11,236
Services	17,372	13,680
Equipment	6,939	6,709
Operations revenue	37,068	32,446
Maintenance revenue	30,803	27,858
Total revenue	$67,871	$60,304
The increase in operations revenue primarily reflects an increase in the average revenue per project compared to the same period in 2013 reflecting increased professional services for implementations. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions, and the impact of price increases at renewal and in maintenance support for sales of new solutions. The maintenance renewal rates for the year ended December 31, 2014 and 2013 were 99.5% and 99.1%, respectively.

Operating Expenses
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Year Ended December 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$15,751	$14,805	$946	6.4%
Cost of sales	12,472	8,741	3,731	42.7%
Stock based compensation	351	236	115	48.7%
Other	3,982	4,133	(151)	(3.7)%
Total cost of revenue	$32,556	$27,915	$4,641	16.6%
FTEs	179	179	—	—%
As illustrated in the table above, cost of revenue for the year ended December 31, 2014 increased $4.6 million or 16.6% from the same period in 2013 due to the following variances:

•
Payroll and related — The increase of $0.9 million in payroll and related expenses was due primarily to higher average payroll and related expenses for professional services and maintenance support personnel.

•
Cost of sales — The increase of $3.7 million in cost of sales was primarily due to higher third-party professional services expenses and third-party software and equipment costs associated with the increase in implementation of software sales orders.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) or common stock granted to certain eligible employees. Stock based compensation expenses increased by $0.1 million due primarily to higher amortization of compensation expense for awards under the 2011 Long-Term Incentive Plan ("LTIP"). (See Note 5).

Service, rental and maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Year Ended December 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Site rent	$15,744	$16,586	$(842)	(5.1)%
Telecommunications	6,440	7,357	(917)	(12.5)%
Payroll and related	17,667	18,160	(493)	(2.7)%
Stock based compensation	108	131	(23)	(17.6)%
Repairs and maintenance	1,900	2,021	(121)	(6.0)%
Other	3,626	3,216	410	12.7%
Total service, rental and maintenance	$45,485	$47,471	$(1,986)	(4.2)%
FTEs	152	159	(7)	(4.4)%
As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2014 decreased $2.0 million or 4.2% from the same period in 2013 due to the following significant variances:

•
Site rent — The decrease of $0.8 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 4.4% from 2013 to 2014.

•
Telecommunications — The decrease of $0.9 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, throughout 2015, and as we reduce our telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel and product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $0.5 million was due to a reduction of 7 FTEs as compared to the comparable period.

•	Other — The increase of $0.4 million in other expenses was due primarily to higher outside services expense associated with temporary help.
Selling and marketing. Selling and marketing expenses consisted of the following items:

	For the Year Ended December 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$16,001	$15,393	$608	3.9%
Commissions	8,469	6,378	2,091	32.8%
Stock based compensation	544	336	208	61.9%
Other	4,999	4,510	489	10.8%
Total selling and marketing	$30,013	$26,617	$3,396	12.8%
FTEs	124	150	(26)	(17.3)%
As indicated in the table above, selling and marketing expenses for the year ended December 31, 2014 increased by $3.4 million, or 12.8%, from the same period in 2013. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $0.6 million due to higher average payroll and related expenses for sales staff selling software solutions.
The sales and marketing staff are involved in selling our communication solutions domestically and internationally. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function, which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.
Commission expenses increased by $2.1 million due primarily to an increase in software sales and the impact of commission plan incentives for increased sales. Commission expense is recognized as the revenue from the underlying sales order is recognized.

Stock based compensation expenses increased by $0.2 million due primarily to higher amortization of compensation expense for grants under the 2011 LTIP.
Other expenses increased by $0.5 million due primarily to one-time advertising and related expenses of $0.7 million associated with the company re-branding to the name SPŌK in 2014, partially offset by reductions in various other expenses, net of $0.2 million.
General and administrative. General and administrative expenses consisted of the following items:

	For the Year Ended December 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Payroll and related	$18,190	$19,986	$(1,796)	(9.0)%
Stock based compensation	2,835	2,342	493	21.1%
Bad debt	483	1,076	(593)	(55.1)%
Facility rent	3,514	3,285	229	7.0%
Telecommunications	1,602	1,526	76	5.0%
Outside services	6,965	7,904	(939)	(11.9)%
Taxes, licenses and permits	4,955	4,863	92	1.9%
Repairs and maintenance	1,811	1,186	625	52.7%
Financial services	1,424	1,369	55	4.0%
Other	4,117	2,568	1,549	60.3%
Total general and administrative	$45,896	$46,105	$(209)	(0.5)%
FTEs	132	143	(11)	(7.7)%
As illustrated in the table above, general and administrative expenses for the year ended December 31, 2014 decreased $0.2 million, or 0.5%, from the same period in 2013 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $1.8 million reflecting headcount reductions of 11 FTEs to 132 FTEs at December 31, 2014 from 143 FTEs at December 31, 2013.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs and common stock awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the 2012 Equity Incentive Award Plan ("Equity Plan"). Stock based compensation expenses increased by $0.5 million due primarily to higher amortization of compensation expense for grants under 2011 LTIP.

•	Bad debt — The decrease of $0.6 million in bad debt expenses reflects the decrease of our wireless revenue and the improvement in collection efforts associated with our software revenue.

•
Outside services — Outside service expenses consisted primarily of professional services fees associated with compliance activities for annual reporting, taxes and the Sarbanes–Oxley Act of 2002 ("SOX") and the printing and mailing of invoices. The $0.9 million decrease in outside service expenses was primarily due to lower professional services fees for external accounting and tax support services.

•	Repairs and maintenance — The increase of $0.6 million in repairs and maintenance expenses reflects the increase of our efforts associated with supporting our sales and customer services.

•
Other — The increase of $1.5 million in other expenses was due primarily to a non-recurring charge of $0.8 million related to future billing credits, higher recruiting and relocation expenses of $0.5 million and various other expenses net of $0.2 million.

Severance and restructuring. Severance and restructuring expenses increased to $1.5 million for the year ended December 31, 2014 compared to $1.0 million for the same period in 2013 due primarily to higher severance charges recorded during the year ended December 31, 2014 for post-employment benefits resulting from planned staffing reductions. We accrued post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. (See Note 1 for further discussion on our severance and restructuring policies.)
Depreciation, amortization and accretion. Depreciation, amortization and accretion expenses were $16.7 million for the year ended December 31, 2014 compared to $15.2 million for the same period in 2013. The increase was primarily due to $0.9 million in higher depreciation expense for the period for non-paging device assets and $0.8 million in higher amortization expense for intangible assets associated with the change in the useful life of Amcom related intangibles due to our rebranding, net of $0.2 million in other changes. (See Note 1 for further discussion on our depreciation expense policies.)
Interest expense, net, Other income, net and Income tax expense
Interest expense, net. Net interest expense increased to $0.5 million for the year ended December 31, 2014 from $0.3 million for the same period in 2013. This increase was primarily due to recognition of remaining deferred financing costs associated with the revolving credit facility, which was terminated on December 15, 2014. (See Note 4).
Other expense, net. Net other expense increased to $0.4 million for the year ended December 31, 2014 from net other income of $0.1 million for the same period in 2013. The increase in net other expense in 2014 was primarily due to a settlement for the closure of a facility of $0.3 million, an incentive plan buyout of $0.1 million and higher financial services fees of $0.1 million in 2014.
Income tax expense. Income tax expense for the year ended December 31, 2014 was $6.6 million, a decrease of $11.2 million from the prior year’s income tax expense of $17.8 million. The decrease in income tax expense and the effective tax rate was largely due to a reduction of income before tax of $18.0 million and a release of the deferred tax assets ("DTA") Valuation Allowance of $5.1 million. The effective tax rate for the year ended December 31, 2014 was 24.1%, which was a decrease of 15.2% from the December 31, 2013 effective tax rate of 39.3%.
The following is the effective tax rate reconciliation for the years ended December 31, 2014 and 2013, respectively. (See Note 6 for further discussion on our income taxes.)

	For the Year Ended December 31,
	2014		2013
	(Dollars in thousands)
Income before income tax expense	$27,327		$45,339
Federal income tax expense at the statutory rate	$9,564	35.0%	$15,869	35.0%
State income taxes, net of Federal benefit	1,188	4.4%	1,709	3.8%
Nondeductible compensation expense	—	—%	841	1.8%
Change in deferred income tax rates	255	0.9%	(1,194)	(2.6)%
Change in valuation allowance	(5,087)	(18.6)%	554	1.2%
Other	662	2.4%	30	0.1%
Income tax expense	$6,582	24.1%	$17,809	39.3%
The adjusted effective tax rate excludes the effects of the change in the valuation allowance and the change in the deferred income tax rate. The increase from 2013 primarily reflects changes in state and local income tax rates applicable to our operations.

	For the Year Ended December 31,
	2014	2013
Effective tax rate	24.1%	39.3%
Change in valuation allowance	18.6%	(1.2%)
Change in deferred income tax rate	(0.9%)	2.6%
Adjusted effective tax rate	41.8%	40.7%

Statements of Income
Comparison of the Statements of Income for the Years Ended December 31, 2013 and 2012

	For the Year Ended December 31,		Change Between 2013 and 2012
	2013	2012	Total	%
	(Dollars in thousands)
Revenues:
Wireless	$149,448	$168,405	$(18,957)	(11.3)%
Software	60,304	51,291	9,013	17.6%
Total	$209,752	$219,696	$(9,944)	(4.5)%
Selected operating expenses:
Cost of revenue	$27,915	$26,923	$992	3.7%
Service, rental and maintenance	47,471	52,776	(5,305)	(10.1)%
Selling and marketing	26,617	23,109	3,508	15.2%
General and administrative	46,105	47,788	(1,683)	(3.5)%
Severance and restructuring	983	1,758	(775)	(44.1)%
Total	$149,091	$152,354	$(3,263)	(2.1)%
FTEs	631	665	(34)	(5.1)%
Active transmitters	4,538	4,749	(211)	(4.4)%
Revenue — Wireless
Our wireless revenue was $149.4 million and $168.4 million for the years ended December 31, 2013 and 2012, respectively. The decrease in wireless revenue reflected the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Paging revenue:
One-way messaging	$123,214	$136,771
Two-way messaging	19,057	22,968
Total paging revenue	142,271	159,739
Non-paging revenue	7,177	8,666
Total wireless revenue	$149,448	$168,405
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

Revenue — Software
Our software operations was $60.3 million and $51.3 million for the years ended December 31, 2013 and 2012, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales), and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Subscription	$821	$445
License	11,236	9,010
Services	13,680	9,669
Equipment	6,709	6,236
Operations revenue	32,446	25,360
Maintenance revenue	27,858	25,931
Total revenue	$60,304	$51,291
 The increase in operations revenue of 27.9% over 2012 is a result of the additional investment in the sales team. We recorded record bookings in 2013 which resulted in higher revenue for the year. Maintenance revenue increased 7.4% over 2012, which reflects the increase in new maintenance orders and price increases to the existing customer base.
Operating Expenses
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Year Ended December 31,		Change Between 2013 and 2012
	2013	2012	Total	%
	(Dollars in thousands)
Payroll and related	$14,805	$13,162	$1,643	12.5%
Cost of sales	8,741	9,165	(424)	(4.6)%
Stock based compensation	236	91	145	159.3%
Other	4,133	4,505	(372)	(8.3)%
Total cost of revenue	$27,915	$26,923	$992	3.7%
FTEs	179	188	(9)	(4.8)%
As illustrated in the table above, cost of revenue for the year ended December 31, 2013 increased $1.0 million or 3.7% from the same period in 2012 due to the following variances:

•
Payroll and related — The increase of $1.6 million in payroll and related expenses was due primarily to higher average payroll and related expenses for professional services and maintenance support personnel.

•
Cost of sales — The decrease of $0.4 million in cost of sales was primarily due to a cost reduction of $0.2 million related to a credit issued for a previously reported cost of a systems sale and a cost reduction of $0.2 million resulting from the lower cost of third party products.

•	Stock based compensation — Stock based compensation expenses increased by $0.1 million due primarily to higher amortization of compensation expense for awards under the 2011 LTIP

•	Other — The decrease of $0.4 million in other expenses was primarily due primarily to lower outside services expenses and office expenses.

Service, rental and maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Year Ended December 31,		Change Between 2013 and 2012
	2013	2012	Total	%
	(Dollars in thousands)
Site rent	$16,586	$17,865	$(1,279)	(7.2)%
Telecommunications	7,357	$8,968	(1,611)	(18.0)%
Payroll and related	18,160	20,496	(2,336)	(11.4)%
Stock based compensation	131	66	65	98.5%
Other	5,237	5,381	(144)	(2.7)%
Total service, rental and maintenance	$47,471	$52,776	$(5,305)	(10.1)%
FTEs	159	177	(18)	(10.2)%
As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2013 decreased $5.3 million or 10.1% from the same period in 2012 due to the following variances:

•
Site rent — The decrease of $1.3 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 4.4% in 2013 from the same period in 2012.

•
Telecommunications — The decrease of $1.6 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated throughout 2014.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel and product development, product strategy and quality assurance personnel. The decrease in payroll and related expenses of $2.3 million was due to a reduction of 18 FTEs as compared to the comparable period.

Selling and marketing. Selling and marketing expenses consisted of the following items:

	For the Year Ended December 31,		Change Between 2013 and 2012
	2013	2012	Total	%
	(Dollars in thousands)
Payroll and related	$15,393	$14,126	$1,267	9.0%
Commissions	6,378	5,129	1,249	24.4%
Stock based compensation	336	258	78	30.2%
Other	4,510	3,596	914	25.4%
Total selling and marketing	$26,617	$23,109	$3,508	15.2%
FTEs	150	147	3	2.0%
As indicated in the table above, selling and marketing expenses for the year ended December 31, 2013 increased by $3.5 million, or 15.2%, from the same period in 2012. Selling and marketing expenses consisted primarily of payroll and related expenses, which increased $1.3 million due to higher average payroll and related expenses for sales staff focused on selling software solutions and a headcount increase of 3 FTEs as compared to the comparable period.
The sales and marketing staff are involved in selling our communication solutions domestically and internationally. These expenses support our efforts to maintain gross placements of units in service domestically, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.
Commission expenses increased by $1.2 million for the year ended December 31, 2013 compared to the same period in 2012 due primarily to an increase in software revenue.
Other expenses increased by $0.9 million for the year ended December 31, 2013 compared to the same period in 2012 due primarily to increases in travel and entertainment expenses of $0.1 million, advertising expenses of $0.2 million, outside services expenses of $0.2 million, telephone expenses of $0.1 million and other miscellaneous expenses, net of $0.3 million.

General and administrative. General and administrative expenses consisted of the following items:

	For the Year Ended December 31,		Change Between 2013 and 2012
	2013	2012	Total	%
	(Dollars in thousands)
Payroll and related	$19,986	$22,460	$(2,474)	(11.0)%
Stock based compensation	2,342	809	1,533	189.5%
Bad debt	1,076	1,078	(2)	(0.2)%
Facility rent	3,285	3,466	(181)	(5.2)%
Telecommunications	1,526	1,624	(98)	(6.0)%
Outside services	7,904	7,259	645	8.9%
Taxes, licenses and permits	4,863	5,490	(627)	(11.4)%
Other	5,123	5,602	(479)	(8.6)%
Total general and administrative	$46,105	$47,788	$(1,683)	(3.5)%
FTEs	143	153	(10)	(6.5)%
As illustrated in the table above, general and administrative expenses for the year ended December 31, 2013 decreased $1.7 million, or 3.5%, from the same period in 2012 due to the following variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $2.5 million reflecting headcount reductions of 10 FTEs to 143 FTEs at December 31, 2013 from 153 FTEs at December 31, 2012. The decrease of $2.5 million in payroll and related expenses was primarily due to less senior level positions in 2013 than 2012 and due to lower payroll and related expense associated with the 2013 Short-Term Incentive Plan (“STIP”) in 2013.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 5). Stock based compensation expenses increased by $1.5 million due to higher amortization of compensation expense of $0.8 million under the 2011 LTIP, and $0.7 million for the year ended December 31, 2013 compared to the same period in 2012 due to the benefit of stock based compensation in 2012 related to the forfeitures under the 2011 LTIP associated with the departure of former executives and the benefit related to the modification of the 2011 LTIP in 2012.

•
Facility rent — The decrease of $0.2 million in facility rent expenses was primarily due to lower facility rent expenses related to the closure of office facilities, as we continue to rationalize our operating requirements to meet lower revenue and customer demand.

•
Telecommunications — The decrease of $0.1 million in telecommunication expenses reflected continued office and staffing reductions as we continue to streamline our operations and reduce our telecommunication requirements.

•	Outside services — Outside service expenses consisted primarily of professional services fees associated with the annual reporting, taxes and SOX and the printing and mailing of invoices. The increase of $0.6 million in outside services expenses was due primarily to higher professional services fees for external accounting services.

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

•
Other — The decrease of $0.5 million in other expenses was due to decreases in office expenses of $0.3 million, recruiting and relocation expenses of $0.3 million, partially offset by higher miscellaneous expenses of $0.1 million.

Severance and restructuring. Severance and restructuring expenses decreased to $1.0 million for the year ended December 31, 2013 compared to $1.8 million for the same period in 2012 due primarily to lower severance charges recorded during the year ended December 31, 2013 for post-employment benefits resulting from planned staffing reductions.
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

Impairments. We did not record any impairment of long-lived assets, intangible assets subject to amortization, and goodwill for the year ended December 31, 2013. We recorded an impairment charge of $3.4 million to the contract-based intangible assets for the year ended December 31, 2012. We did not record any impairment of long-lived assets, other intangible assets and goodwill in 2012.
Interest expense, net, Other income, net and Income tax expense
Interest expense, net. Net interest expense decreased to $0.3 million for the year ended December 31, 2013 from $0.4 million for the same period in 2012. This decrease was primarily due to less interest on debt associated with the Amcom acquisition as the debt was completely repaid on April 6, 2012.
Other income, net. Net other income decreased to $0.1 million for the year ended December 31, 2013 from $0.7 million for the same period in 2012. The decrease in net other income in 2013 was primarily due to a net loss of $21,000 on asset disposals compared to a net gain of $0.2 million on asset disposals in 2012, a higher consulting expense related to potential mergers and acquisitions of $0.1 million in 2013 and a software support services settlement of $0.3 million in 2013.
Income tax expense. Income tax expense for the year ended December 31, 2013 was $17.8 million, a decrease of $1.3 million from $19.1 million income tax expense for the year ended December 31, 2012. The decrease in income tax expense and the effective tax rate reflects a decrease in income before tax of $0.7 million and a reduction in our effective tax rate of 2.1%. Our annual effective tax rate for the year ended December 31, 2013 decreased by 2.1%, from 41.4% to 39.3% primarily due to a change in the tax rate used to value our deferred tax assets (the deferred income tax rate). The following is the effective tax rate reconciliation for the years ended December 31, 2013 and 2012, respectively. (See Note 6 for further discussion on our income taxes.)

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
Our annual effective tax rate is comparable to prior periods once the effects of change in the valuation allowance and the change in the deferred income tax rate are excluded from the computation as indicated in the following table:

	For the Year Ended December 31,
	2013	2012
Effective tax rate	39.3%	41.4%
Change in valuation allowance	(1.2)%	(1.4)%
Change in deferred income tax rate	2.6%	—%
Adjusted effective tax rate	40.7%	40.0%
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2014, we had cash and cash equivalents of $107.9 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. Cash held in these accounts is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we have approximately $10.0 to $15.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We intend to use our cash on hand to provide working capital, to support operations, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund acquisitions of assets of other businesses that we believe will provide a measure of growth or revenue stability while supporting our operating structure.
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of December 31, 2014, our available cash on hand was $107.9 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2014, should be adequate to meet anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,			Change Between 2014 and 2013
	2014	2013	2012
	(Dollars in thousands)
Net cash provided by operating activities	$41,559	$50,456	$72,877	$(8,897)
Net cash used in investing activities	(7,614)	(10,115)	(12,659)	2,501
Net cash used in financing activities	(15,151)	(12,312)	(52,827)	(2,839)
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

	For the Year Ended December 31,		Change Between 2014 and 2013
	2014	2013
	(Dollars in thousands)
Cash received from customers	$194,898	$206,514	$(11,616)
Cash paid for
Payroll and related costs	77,458	79,455	(1,997)
Site rent costs	15,832	16,861	(1,029)
Telecommunications costs	8,153	8,872	(719)
Interest costs	8	10	(2)
Other operating costs	51,888	50,860	1,028
	153,339	156,058	(2,719)
Net cash provided by operating activities	$41,559	$50,456	$(8,897)
Net cash provided by operating activities decreased $8.9 million for the year ended December 31, 2014 compared to the same period in 2013 due to a decrease in cash received from customers of $11.6 million, partially offset by a decrease in cash paid for operating expenses of $2.7 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease of $11.6 million was due to lower revenue of $9.5 million and higher accounts receivable of $9.5 million and other, net of $0.5 million, partially offset by higher deferred revenue and customer deposits of $7.9 million.

The decrease in cash paid for operating expenses of $2.7 million was as follows:

•	Cash payments for payroll and related costs decreased by $2.0 million primarily due to reduced headcount resulting in lower payroll and related costs.

•
Cash payments for site rent costs decreased $1.0 million. This decrease was due primarily to lower site rent costs for leased locations as we rationalized our network and incurred lower payments in 2014.

•
Cash payments for telecommunication costs decreased $0.7 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless revenue.

•
Cash payments for other operating costs increased $1.0 million. The increase was due primarily to higher advertising costs of $1.2 million, higher recruitment and relocation costs of $0.6 million, higher repair and maintenance costs of $0.4 million and other, net of $0.2 million, partially offset by lower outside services costs of $0.8 million and bad debt costs of $0.6 million.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $2.5 million for the year ended December 31, 2014 compared to the same period in 2013 due primarily to lower capital expenses for property and equipment of $2.7 million for the year ended December 31, 2014 from the same period in 2013, partially offset by lower proceeds received from disposals of property and equipment of $0.2 million.
Net Cash Used in Financing Activities. Net cash used in financing activities increased $2.8 million for the year ended December 31, 2014 from the same period in 2013 due to stock repurchases of $4.3 million for the year ended December 31, 2014. In addition, we paid $1.5 million less in cash dividends to stockholders for the year ended December 31, 2014 compared to the same period in 2013.
Cash Dividends to Stockholders. For the year ended on December 31, 2014, we paid a total of $10.8 million (or $0.50 per share of common stock) in quarterly cash dividends compared to $10.8 million (or $0.50 per share of common stock) in quarterly cash dividends and accumulated cash dividends of $1.5 million earned on vested RSUs associated with 2009 LTIP for the same period in 2013.
Future Cash Dividends to Stockholders. On March 4, 2015, our Board of Directors declared a regular quarterly dividend distribution of $0.125 per share of common stock, with a record date of March 18, 2015, and a payment date of March 30, 2015. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program to repurchase our common stock in the open market. Credit Suisse Securities (USA) LLC administers such purchases. We expect to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.
For the year ended December 31, 2014, we purchased 263,772 shares of our common stock under the repurchase program. The Company’s stock repurchase program has been extended at various dates between 2009 through 2015 by our Board of Directors. The available repurchase authority is $15.0 million as of January 1, 2015 and expires on December 31, 2015. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. (See Note 5 for further discussion on our common stock repurchase program.)
Borrowings. On November 8, 2011 we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility was September 3, 2015. The Amended Credit Agreement also revised the London Interbank Offered Rate (“LIBOR”) definition to eliminate the LIBOR floor and reduced the interest rate margin to 3.25%. Borrowings under this facility were secured by a lien on substantially all of the existing assets, interests in assets and proceeds owned or acquired by us. We were subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consisted of a leverage ratio and a fixed charge coverage ratio.
On December 15, 2014, we terminated the Amended Credit Agreement and underlying revolving credit facility. At the time the revolving credit facility was terminated, we were in compliance with all the required financial covenants and did not incur any early termination penalties. As of December 31, 2014, we had no outstanding debt. (See Note 4 for further discussion on our long-term debt.)

Commitments and Contingencies
Contractual Obligations. As of December 31, 2014, our contractual payment obligations under our operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily related to certain telecommunication and information technology related expenses. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. Other obligations as indicated below consisted primarily of expected future payments for asset retirements and cumulative dividends primarily under the 2011 LTIP payable to certain eligible employees.
The following table provides the Company's significant commitments and contractual obligations as of December 31, 2014.

	Payments Due By Period
	(Dollars in thousands)
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$22,514	$7,207	$9,209	$3,609	$2,489
Purchase obligations	11,933	4,857	7,016	60	—
Other obligations	9,059	953	510	7,596	—
Total contractual obligations	$43,506	$13,017	$16,735	$11,265	$2,489
Other Commitments and Contingencies. See Note 7 for further discussion on other commitments and contingencies.
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
Related Parties
See Note 15 for further discussion on our related party transactions.
Inflation
Inflation has not had a material effect on our operations to date. System equipment and operating costs have not significantly increased in price, and the price of wireless messaging devices has tended to decline in recent years. This reduction in costs has generally been reflected in lower prices charged to subscribers who purchase their wireless messaging devices. Our general operating expenses, such as salaries, site rent for transmitter locations, employee benefits and occupancy costs, are subject to normal inflationary pressures.
Application of Critical Accounting Policies
The preceding discussion and analysis of financial condition and statement of income is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or condition.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that primarily resulted from our previous acquisitions. Such intangibles are being amortized over periods up to fifteen years. We assess whether circumstances exist which suggest that the carrying value of long-lived assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecasted estimated enterprise-level cash flows based on operating assumptions such as revenue forecasted by product line. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill resulting from our acquisitions is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We performed this annual impairment test as of November 30, 2014. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to its carrying amount to determine if there is a potential impairment. For this determination, our goodwill carrying value is compared to the value of our reporting unit. The first step of the impairment test involves comparing the fair values of the reporting unit with its carrying values. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. A confirmatory discounted cash flow methodology is also used to assess whether impairment exists. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.
We did not record any impairment of long-lived assets, definite lived intangible assets and goodwill for the years ended December 31, 2014 and 2013. We recorded an impairment charge of $3.4 million to the contract-based intangible assets for the year ended December 31, 2012. All other long-lived assets, definite lived intangible assets and goodwill were not deemed to be impaired for the year ended December 31, 2012.
Accounts Receivable Allowances
Our two most significant allowance accounts are an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.
Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends. In determining these percentages, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. The allowance for doubtful accounts was $0.7 million,$1.3 million and $1.2 million at December 31, 2014, 2013 and 2012, respectively. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.
The allowance for service credits and maintenance related provisions is based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. The allowance for service credits was $0.6 million, $0.9 million and $0.9 million at December 31, 2014, 2013 and 2012, respectively. This allowance reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. In addition, this allowance reduces software maintenance revenue. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.
Revenue Recognition
We recognize revenue when four basic criteria have been met:

•persuasive evidence of an arrangement exists,
•delivery has occurred or services rendered,
•the fee is fixed or determinable, and
•collectability is reasonably assured.
Amounts billed to customers, but not meeting the above revenue recognition criteria are deferred until all four criteria have been met.
Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. If both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. At the time a contract is executed, we evaluate to assess whether the fee is fixed or determinable. If the fee is assessed as not being fixed or determinable, revenue recognition is delayed until this assessment can be made. We review customer creditworthiness and our historical ability to collect payments due.
Our wireless revenue consists primarily of service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sales. We recognize paging service revenue over the period the service is performed; revenue from product sales is recognized at the time of shipment or installation. We have a variety of billing arrangements with our customers resulting in deferred revenue from advance billings and accounts receivables for billing in-arrears arrangements.
Our software revenue consists primarily of the sale of software (license fees), professional services (primarily installation and training), equipment (to be used in conjunction with the software) and maintenance support (post-contract support). The software is licensed to end users under an industry standard software license agreement. Our software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use without customization.
Software revenue consists of two primary components: (1) operations revenue consisting of software license revenue, professional services revenue and equipment sales, and (2) maintenance revenue.
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
Post contract support (maintenance) is allocated using VSOE as an input in the relative selling price allocation. For software licenses, professional services and equipment we have determined that neither VSOE nor TPE is available and as such, we have used BESP as an input in order to allocate our arrangement fees. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices take into consideration our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.
In multiple-element arrangements, the arrangement consideration allocated to our non-software deliverables (equipment) is generally recognized upon shipment or delivery to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively.
For our software deliverables, which include software licenses, professional services, and post contract support (maintenance), we further allocate arrangement consideration using the residual method. As noted above, we have not established VSOE for our software licenses and professional services. However, we have established, and continue to maintain, VSOE for post contract support (maintenance). We recognize contract revenue ratably over the longer of the estimated services delivery period or the maintenance term. If delivery of the software and services occurs before the end of the maintenance period, then revenue associated with these elements is recognized in full. At this time, any unrecognized revenue related to maintenance continues to be recognized ratably over the remaining term of the maintenance period. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement. Prior to January 1, 2014, we did not have a method for reasonably estimating the services period and therefore, license and professional services revenue was primarily recognized at the time of full delivery. In 2014, we developed a methodology for reasonable estimating the services period and have been able to recognize license and professional services revenue ratably on most contracts. The defined services period for most of our projects is shorter than the maintenance period and therefore the license and services revenue is recognized over a period longer than the delivery. Once delivery on these elements is complete, any revenue associated with these elements is recognized in full.
Asset Retirement Obligations
We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and five years. The asset retirement costs were $2.8 million and $3.8 million at December 31, 2014 and 2013, respectively. The net decrease in asset retirement costs in 2014 is related to the decrease in paging equipment assets during the period. Depreciation, amortization and accretion for the years ended December 31, 2014 and 2013 included benefits of $0.3 million and $1.0 million, respectively, related to depreciation of these asset retirement costs.The benefits in depreciation expense for these years are due to net reductions to the asset retirement costs as a result of changes in the timing and costs of the transmitter deconstructions. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date.
At December 31, 2014 and 2013, accrued other liabilities included $0.3 million and $0.4 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of transmitters in operation; other long-term liabilities included $6.8 million and $7.6 million, respectively, related primarily to an estimate of the costs of deconstructing assets through the terminal date. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $8.4 million. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2014 – January 1 through December 31 – Additions(1)	10.48%
2014 – December 31 - Incremental Estimates(2)	12.10%
2013 – December 31 Additions(1) and Incremental Estimates	10.48%
2013 – January 1 through September 30 – Additions(1)	10.60%
2012 – December 31 Additions(1) and Incremental Estimates	10.60%
2012 – September 30 – Incremental Estimates(2)	12.14%
2012 – January 1 through September 30 – Additions(1)	10.77%

(1)	Transmitters moved to new sites resulting in additional liability.

(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.
The total estimated liability is based on transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2014, 2013 and 2012 included $0.8 million, $0.6 million and $0.7 million, respectively, for accretion expense on the asset retirement obligation liabilities.
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
During 2014, we reduced the valuation allowance by $5.1 million reflecting an analysis of SPŌK’s projected taxable income over the next three years.
During 2013, we reflected an increase of approximately $0.6 million in the valuation allowance to offset an alternative minimum tax ("AMT") credit carryforward.
The DTA valuation allowance reflects management’s judgment concerning the ultimate recoverability of the DTAs. The wireless revenue is projected to decline while the software revenue is projected to grow. We believe it is more likely than not that the net DTAs of $24.1 million will be recoverable. Approximately 84.5% of our net DTAs consist of net operating losses carryforwards. For the three years ended December 31, 2014, the Company has utilized approximately $121.7 million of net operating losses which translates into approximately $48.5 million of DTAs.
We consider both positive and negative evidence when evaluating the recoverability of our DTAs. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our operations. In preparing our analysis of the recoverability of our DTAs, we consider the following possible sources of taxable income:
1.    Future reversals of existing taxable temporary differences.
We consider 100% of our existing taxable temporary differences when estimating the amount of recoverable DTAs. As of December 31, 2014, we had approximately $6.1 million of taxable temporary differences which we believe will be recoverable over the next 20 year carryforward period. Most of these differences relate to software intangible assets that have a 15 year recovery period.
2.    Future taxable income exclusive of reversing temporary differences and carryforwards.
As described above, we use a multi-year forecast of taxable income for the Company. DTAs are realizable if future deductible amounts would reduce taxes that would be paid on future taxable income excluding the reversal of existing temporary differences. We do not forecast taxable income beyond three years due to the increasing levels of uncertainty associated with our wireless and software revenue that impacts future taxable income.
3.    Taxable income in carryback years to the extent permitted by tax law.
We have exhausted our carryback potential and now only have carryforwards available.
4.    Tax planning strategies.
Since 2012, we elected to capitalize and amortize over 10 years, software research and development costs. This increases taxable income and the amount of net operating losses utilized.
The balance of the DTA valuation allowance at December 31, 2014 and 2013 was $114.2 million and $119.3 million, respectively. The estimated recoverable DTAs at December 31, 2014 totaled $24.1 million and at December 31, 2013 was $28.9 million. These estimated recoverable amounts represent approximately 17.5% and 19.5%, respectively, of the total DTAs before the valuation allowance at December 31, 2014 and 2013.
Recent and Pending Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. For publicly held companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and any interim periods that fall within that reporting period. Early application is not permitted. The new standard will be effective on January 1, 2017 for SPŌK. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not selected a transition method. We are also evaluating the potential impact from this ASU on our consolidated financial statements.
There were no additional ASUs issued by the FASB during 2014 that were applicable to us and are anticipated to have a material effect on our financial position or statement of income.
Non-GAAP Financial Measures
We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan ("STIP"). That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment (EBITDA is defined as operating income plus depreciation, amortization, accretion and impairment, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP performance, OCF was as follows for the periods stated:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Operating income	$28,151	$45,494	$45,728
Plus: Depreciation, amortization, accretion and impairment	16,677	15,167	21,614
EBITDA (as defined by the Company)	44,828	60,661	67,342
Less: Purchases of property and equipment	(7,679)	(10,408)	(9,989)
OCF (as defined by the Company)	$37,149	$50,253	$57,353

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2014, we had no outstanding borrowings or associated debt service requirements. (See Note 4 for further discussion on our long-term debt).
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. Most of the transactions are currently billed and denominated in United States dollars and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and schedules listed in Item 15(a)(1) and (2) are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this 2014 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
In January 2014, we implemented an additional module in our general ledger system to support software revenue recognition. Additionally, the Company implemented additional processes and controls to review new, multiple-element software arrangements in a comprehensive manner to ensure accurate setup and proper accounting treatment in accordance with GAAP, within this new general ledger module.
There were no changes made in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from SPŌK’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2015.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from SPŌK’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders:

•	information regarding directors is set forth under the caption “Election of Directors”;

•	information regarding executive officers is set forth under the caption “Executive Officers”;

•	information regarding our audit committee and designated “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors”; and

•	information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders entitled “Related Person Transactions and Code of Conduct.” The information required by this item with respect to director independence is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders entitled “Board and Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

(2)	Supplemental Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012

(3)	Exhibits
The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Spōk Holdings, Inc.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer
March 5, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	March 5, 2015
Vincent D. Kelly

/s/ Shawn E. Endsley	Chief Financial Officer (principal financial officer)	March 5, 2015
Shawn E. Endsley

/s/ Danielle L. Brogan	Chief Accounting Officer and Controller (principal accounting officer)	March 5, 2015
Danielle L. Brogan

/s/ Royce Yudkoff	Chairman of the Board	March 5, 2015
Royce Yudkoff

/s/ N. Blair Butterfield	Director	March 5, 2015
N. Blair Butterfield

/s/ Nicholas A. Gallopo	Director	March 5, 2015
Nicholas A. Gallopo

/s/ Brian O’Reilly	Director	March 5, 2015
Brian O’Reilly

/s/ Matthew Oristano	Director	March 5, 2015
Matthew Oristano

/s/ Samme L. Thompson	Director	March 5, 2015
Samme L. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spōk Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Spōk Holdings, Inc. (formerly USA Mobility, Inc.) (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spōk Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia
March 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spōk Holdings, Inc.
We have audited the internal control over financial reporting of Spōk Holdings, Inc. (formerly USA Mobility, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia
March 5, 2015

SPŌK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$107,869	$89,075
Accounts receivable, less allowances of $1,300 and $2,221, respectively	24,969	18,084
Tax receivables	155	158
Prepaid expenses and other	7,095	7,241
Inventory	2,673	2,221
Deferred income tax assets, less valuation allowance of $11,172 and $15,176, respectively	2,194	3,389
Total current assets	144,955	120,168
Property and equipment, at cost:
Land, buildings and improvements	3,683	3,226
Paging and computer equipment	117,610	120,850
Furniture, fixtures and vehicles	4,333	4,143
	125,626	128,219
Less accumulated depreciation and amortization	108,231	107,097
Property and equipment, net	17,395	21,122
Goodwill	133,031	133,031
Other intangibles, net	19,698	25,368
Deferred income tax assets, less valuation allowance of $103,018 and $104,101, respectively	21,949	25,494
Deferred financing costs, net	—	456
Other assets	862	1,259
TOTAL ASSETS	$337,890	$326,898
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,784	$1,726
Accrued compensation and benefits	12,460	12,445
Accrued network cost	1,072	1,169
Accrued taxes	4,195	3,959
Accrued severance and restructuring	1,581	1,474
Accrued other	3,637	3,031
Deferred revenue	24,034	23,023
Total current liabilities	49,763	46,827
Long-term debt	—	—
Deferred revenue	937	862
Other long-term liabilities	8,131	9,259
TOTAL LIABILITIES	58,831	56,948
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 21,419,073 shares issued and 21,978,762 shares outstanding at December 31, 2014 and 21,652,341 shares issued and outstanding at December 31, 2013	2	2
Additional paid-in capital	126,678	127,264
Retained earnings	152,379	142,684
TOTAL STOCKHOLDERS’ EQUITY	279,059	269,950
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,890	$326,898
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except share and per share amounts)
Revenue:
Wireless	$132,402	$149,448	$168,405
Software	67,871	60,304	51,291
Total revenue	200,273	209,752	219,696
Operating expenses:
Cost of revenue	32,556	27,915	26,923
Service, rental and maintenance	45,485	47,471	52,776
Selling and marketing	30,013	26,617	23,109
General and administrative	45,896	46,105	47,788
Severance and restructuring	1,495	983	1,758
Depreciation, amortization and accretion	16,677	15,167	18,232
Impairment	—	—	3,382
Total operating expenses	172,122	164,258	173,968
Operating income	28,151	45,494	45,728
Interest expense, net	(456)	(260)	(380)
Other (expense) income, net	(368)	105	715
Income before income tax expense	27,327	45,339	46,063
Income tax expense	(6,582)	(17,809)	(19,079)
Net income	$20,745	$27,530	$26,984
Basic net income per common share	$0.96	$1.27	$1.23
Diluted net income per common share	$0.94	$1.25	$1.20
Basic weighted average common shares outstanding	21,621,466	21,648,654	21,924,748
Diluted weighted average common shares outstanding	22,090,770	22,010,523	22,397,587
Cash distributions declared per common share	$0.50	$0.50	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands except share amounts)
Balance, January 1, 2012	22,108,233	$2	$131,612	$115,973	$247,587
Net income	—	—	—	26,984	26,984
Issuance of common stock under the Equity Plan	51,319	—	724	—	724
Issuance of common stock for vested restricted stock units under the Equity Plan	258,730	—	—	—	—
Purchased and retired common stock and other	(21,657)	—	(283)	—	(283)
Amortization of stock based compensation	—	—	1,224	—	1,224
Cash distributions declared	—	—	—	(16,752)	(16,752)
Common stock repurchase program	(712,173)	—	(8,065)	—	(8,065)
Issuance of restricted common stock under the Equity Plan	16,901	—	—	—	—
Balance, December 31, 2012	21,701,353	$2	$125,212	$126,205	$251,419
Net income	—	—	—	27,530	27,530
Issuance of common stock under the Equity Plan	41,702	—	539	—	539
Purchased and retired common stock and other	(108,459)	—	(1,532)	—	(1,532)
Amortization of stock based compensation	—	—	3,045	—	3,045
Cash distributions declared	—	—	—	(11,051)	(11,051)
Issuance of restricted common stock under the Equity Plan	17,745	—	—	—	—
Balance, December 31, 2013	21,652,341	$2	$127,264	$142,684	$269,950
Net income	—	—	—	20,745	20,745
Issuance of common stock under the Equity Plan	5,820	—	85	—	85
Issuance of common stock for vested restricted stock units under the Equity Plan	559,689	—	—	—	—
Purchased and retired common stock and other	—	—	(99)	—	(99)
Amortization of stock based compensation	—	—	3,753	—	3,753
Cash distributions declared	—	—	—	(11,050)	(11,050)
Common stock repurchase program	(263,772)	—	(4,325)	—	(4,325)
Issuance of restricted common stock under the Equity Plan	24,684	—	—	—	—
Balance, December 31, 2014	21,978,762	$2	$126,678	$152,379	$279,059
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$20,745	$27,530	$26,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	16,677	15,167	18,232
Impairment	—	—	3,382
Amortization of deferred financing costs	456	258	259
Deferred income tax expense	4,740	16,276	18,040
Stock based compensation	3,838	3,045	1,224
Provisions for doubtful accounts, service credits and other	1,128	1,955	1,962
Adjustments of non-cash transaction taxes	(310)	(474)	(480)
Loss/(Gain) on disposals of property and equipment	3	21	(160)
Changes in assets and liabilities:
Accounts receivable	(8,013)	1,542	(3,008)
Prepaid expenses, intangible assets and other assets	17	(1,215)	(318)
Accounts payable, accrued liabilities and other	1,192	(6,855)	2,375
Customer deposits and deferred revenue	1,086	(6,794)	4,385
Net cash provided by operating activities	41,559	50,456	72,877
Cash flows from investing activities:
Purchases of property and equipment	(7,679)	(10,408)	(9,989)
Proceeds from disposals of property and equipment	65	293	330
Acquisitions, net of cash acquired	—	—	(3,000)
Net cash used in investing activities	(7,614)	(10,115)	(12,659)
Cash flows from financing activities:
Repayment of debt	—	—	(28,250)
Cash distributions to stockholders	(10,826)	(12,312)	(16,512)
Purchase of common stock (including commissions)	(4,325)	—	(8,065)
Net cash used in financing activities	(15,151)	(12,312)	(52,827)
Net increase in cash and cash equivalents	18,794	28,029	7,391
Cash and cash equivalents, beginning of period	89,075	61,046	53,655
Cash and cash equivalents, end of period	$107,869	$89,075	$61,046
Supplemental disclosure:
Interest paid	$8	$10	$288
Income taxes paid	$1,448	$1,474	$1,606
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Significant Accounting Policies
On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spōk Holdings, Inc.
Business — Spōk Holdings, Inc. and its subsidiaries (collectively, “SPŌK” or the “Company”), through its indirect wholly owned subsidiary, Spōk Inc., is a comprehensive provider of critical communications solutions for enterprises. As a single source provider, we operate the largest one-way paging and advanced two-way paging networks in the United States and provide mission critical unified communication software solutions nationally and internationally (in Europe, Australia, Asia and the Middle East).
We offer a focused suite of unified critical communication solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We provide one-way and advanced two-way wireless messaging services including information services throughout the United States. These services are offered on a local, regional, and nationwide basis employing digital networks. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval, and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
In addition, we also develop, sell, and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize, and standardize mission critical communications. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. These areas of market focus compliment the market focus of our wireless services outlined above.
Organization and Principles of Consolidation — On March 3, 2011, we acquired Amcom Software, Inc. and subsidiaries. Effective January 1, 2014, the legal entity, Amcom Software, Inc. ("Amcom"), was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly-owned subsidiary of Spōk Holdings, Inc. Our sole domestic operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a critical communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by the Accounting Standards Codification ("ASC")) views the business as one operation and assesses performance and allocates resources on the basis of our consolidated operations. To allow for the comparability of financial results, certain revenue and operating expenses were reclassified to conform to the current year's presentation of one segment.
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

Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill — We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that primarily resulted from our previous acquisitions. Such intangibles are amortized over periods up to fifteen years. We assess whether circumstances exist which suggest that the carrying value of long-lived assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecast estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived assets, we would record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill resulting from our acquisitions is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We performed this annual impairment test as of November 30, 2014. We will evaluate goodwill for impairment between annual tests if indicators of impairment exist. GAAP requires the comparison of the fair value of the reporting unit to the carrying amount to determine if there is potential impairment. For this determination, our goodwill carrying value is compared to the value of our reporting unit. The first step of the impairment test involves comparing the fair values of the reporting unit with its carrying values. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we perform the second step of the goodwill impairment test. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount, by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company’s common stock. A confirmatory discounted cash flow methodology is also used to assess whether impairment exists. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.
We did not record any impairment of long-lived assets, definite lived intangible assets and goodwill for the years ended December 31, 2014 and 2013. We recorded an impairment charge of $3.4 million to the contract-based intangible assets for the year ended December 31, 2012. All other long-lived assets, definite lived intangible assets and goodwill were not deemed to be impaired for the year ended December 31, 2012.
Accounts Receivable Allowances — Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.
Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends. In determining these percentages, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. The allowance for doubtful accounts was $0.7 million and $1.3 million at December 31, 2014 and 2013, respectively. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.
The allowance for service credits and maintenance related provisions is based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. The allowance for service credits was $0.6 million and $0.9 million at December 31, 2014 and 2013, respectively. This allowance reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. In addition, this allowance reduces software maintenance revenue. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and related provisions.
Revenue Recognition — We recognize revenue when four basic criteria have been met:
•persuasive evidence of an arrangement exists,
•delivery has occurred or services rendered,
•the fee is fixed or determinable, and

•collectability is reasonably assured.
Amounts billed to customers, but not meeting the above revenue recognition criteria are deferred until all four criteria have been met.
Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. If both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. At the time a contract is executed, we evaluate to assess whether the fee is fixed or determinable. If the fee is assessed as not being fixed or determinable, revenue recognition is delayed until this assessment can be made. We review customer creditworthiness and our historical ability to collect payments due.
Our wireless revenue consists primarily of service rental and maintenance fees charged to customers on a monthly, quarterly, or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sales. We recognize paging service revenue over the period the service is performed; revenue from product sales is recognized at the time of shipment or installation. We have a variety of billing arrangements with our customers resulting in deferred revenue from advance billings and accounts receivables for billing in-arrears arrangements.
Our software revenue consists primarily of the sale of software (license fees), professional services (primarily installation and training), equipment (to be used in conjunction with the software) and maintenance support (post-contract support). The software is licensed to end users under an industry standard software license agreement. Our software products are considered to be “off-the-shelf software” as the software is marketed as a stock item that customers can use without customization.
Software revenue consists of two primary components: (1) operations revenue consisting of software license revenue, professional services revenue and equipment sales, and (2) maintenance revenue.
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
Post contract support (maintenance) is allocated using VSOE as an input in the relative selling price allocation. For software licenses, professional services and equipment we have determined that neither VSOE nor TPE is available and as such, we have used BESP as an input in order to allocate our arrangement fees. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices take into consideration our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.
In multiple-element arrangements, the arrangement consideration allocated to our non-software deliverables (equipment) is generally recognized upon shipment or delivery to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively.
For our software deliverables, which include software licenses, professional services, and post contract support (maintenance), we further allocate arrangement consideration using the residual method. As noted above, we have not established VSOE for our software licenses and professional services. However, we have established, and continue to maintain, VSOE for post contract support (maintenance). We recognize contract revenue ratably over the longer of the estimated services delivery period or the maintenance term. If delivery of the software and services occurs before the end of the maintenance period, then revenue associated with these elements is recognized in full. At this time, any unrecognized revenue related to maintenance continues to be recognized ratably over the remaining term of the maintenance period. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement. Prior to January 1, 2014, we did not have a method for reasonably estimating the services period and therefore, license and professional services revenue was primarily recognized at the time of full delivery. In 2014, we developed a methodology for reasonably estimating the services period and have been able to recognize license and professional services revenue ratably on most contracts under the combined services model.
Long-Lived Assets — Property and equipment are reported at cost and are depreciated using the straight-line method over the following estimated useful lives:

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
Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists (see Note 2).
Severance and Restructuring — We continually evaluate our staffing levels to meet our business objectives for our operations and our strategy to reduce cost associated with the declining wireless revenue and subscriber base. Severance costs are reviewed periodically to determine whether a severance charge is required due to employers’ accounting for post-employment benefits. We are required to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.
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
Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material (see Note 13).
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
Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the “more likely than not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of income tax expense. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. At December 31, 2014 and 2013, there were no uncertain tax positions.
Research and Product Development — Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. Costs incurred after technological feasibility is established and before the product is ready for general release would be capitalized. Costs eligible for capitalization were not material to the consolidated financial statements and were expensed as incurred to service, rental and maintenance expense. Total research and product development costs were $9.5 million, $8.7 million, and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Research and product development costs are included in the service, rental and maintenance operating expense category.
Commissions Expenses — We pay a sales commission for each contract executed with a customer. We capitalize the commissions paid at contract close and recognize commission expense as the revenue from the underlying contract is recognized.
Shipping and Handling Costs — We incur shipping and handling costs to send and receive messaging devices to/from our customers and to ship or deliver other equipment to our customers. These costs are expensed as incurred. Total shipping costs were $1.2 million, $0.9 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Advertising Expenses — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing expenses. We do not incur any direct response advertising costs. Advertising expenses were $2.3 million, $1.1 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising expenses incurred in 2014 included one-time advertising and related expenses of $0.7 million associated with the re-branding to the name SPŌK in 2014.
Stock Based Compensation — Compensation expense associated with common stock, restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) is recognized over the instruments’ vesting period based on the fair value of the related instruments. The fair value is calculated based on the number of shares issued multiplied by the share price on the date of issuance.
Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with initial or remaining maturities of three months or less.
Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where we are required by law or regulation to act as collection agent for the taxing jurisdiction.
Fair Value of Financial Instruments — Our financial instruments include our cash, letters of credit (“LOCs”), accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable are equal to their carrying values at December 31, 2014 and 2013.
Earnings Per Common Share — The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive (see Note 5).
Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. For publicly held companies, ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and any interim periods that fall within that reporting period. Early application is not permitted. The new standard will be effective on January 1, 2017 for SPŌK. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not selected a transition method. We are also evaluating the potential impact from this ASU on our consolidated financial statements.
There were no additional ASUs issued by the FASB during 2014 that were applicable to us and are anticipated to have a material effect on our financial position or statement of income.

2.    Long-Lived Assets
The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the years ended December 31, 2014, 2013, and 2012 were $16.7 million, $15.2 million and $18.2 million, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Depreciation	$10,200	$9,664	$11,054
Amortization	5,722	4,965	6,411
Accretion(1)	755	538	767
Total depreciation, amortization and accretion	$16,677	$15,167	$18,232

(1)	Accretion expense included $(29,000) in 2013 and $29,000 in 2012 related to a prior acquisition.
Property and Equipment — A component of depreciation expense relates to the depreciation of certain of our paging equipment assets. The primary component of these assets are transmitters. Total depreciation expense was $0.9 million, $1.1 million, and $1.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Transmitter assets are grouped into tranches based on our transmitter decommissioning forecast and are depreciated using the group life method on a straight-line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. The expected useful life is based on our forecasted usage of those assets and their retirement over time and aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.
Depreciation expense for these assets is subject to change based upon revisions in the timing of transmitter deconstruction resulting from our long-range planning and network rationalization process. During the fourth quarter of 2014, we completed a review of the estimated useful life of our transmitter assets (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2018 to 2019. This change has resulted in a revision of the expected future depreciation expense for the transmitter assets beginning in the fourth quarter of 2014. We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.
The extension of the depreciable life qualifies as a change in accounting estimate. In the fourth quarter of 2014, depreciation expense was approximately $49,000 less than it would have been had the depreciable lives not been extended.
Asset Retirement Obligations — Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and five years. The asset retirement costs were $2.8 million and $3.8 million at December 31, 2014 and 2013, respectively. The net decrease in asset retirement costs in 2014 is related to the decrease in paging equipment assets during the period.
Depreciation, amortization and accretion for the years ended December 31, 2014, 2013 and 2012 included benefits of $0.3 million, $1.0 million and $1.1 million respectively, related to depreciation of these asset retirement costs. The benefits in depreciation expense for these years are due to net reductions to the asset retirement costs as a result of changes in the timing and costs of the transmitter deconstructions.
The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date.
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2013	$379	$7,557	$7,936
Accretion	(112)	679	567
Amounts paid	(415)	—	(415)
Reductions recorded	(445)	314	(131)
Reclassifications	951	(951)	—
Balance at December 31, 2013	$358	$7,599	$7,957
Accretion	28	727	755
Amounts paid	(399)	—	(399)
Reductions recorded	(141)	(1,025)	(1,166)
Reclassifications	496	(496)	—
Balance at December 31, 2014	$342	$6,805	$7,147
At December 31, 2014 and 2013, accrued other liabilities included $0.3 million and $0.4 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of transmitters in operation; other long-term liabilities included $6.8 million and $7.6 million, respectively, related primarily to an estimate of the costs of deconstructing assets through the terminal date. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $8.4 million. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2014 – January 1 through December 31 – Additions(1)	10.48%
2014 – December 31 - Incremental Estimates(2)	12.10%
2013 – December 31 Additions(1) and Incremental Estimates	10.48%
2013 – January 1 through September 30 – Additions(1)	10.60%
2012 – December 31 Additions(1) and Incremental Estimates	10.60%
2012 – September 30 – Incremental Estimates(2)	12.14%
2012 – January 1 through September 30 – Additions(1)	10.77%

(1)	Transmitters moved to new sites resulting in additional liability.

(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.
The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2014, 2013 and 2012 included $0.8 million, $0.6 million and $0.7 million, respectively, for accretion expense on the asset retirement obligation liabilities.
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
Amortizable Intangible Assets and Goodwill — Other intangible assets for wireless operations consisted of a covenant not to compete with a former executive which was amortized over a three year period. Other intangible assets for software operations were recorded at fair value on the date of acquisition and are being amortized over two to fifteen years. These intangibles primarily related to the Amcom trademarks and trade name that were impacted by our rebranding to SPŌK. In 2014, we reviewed the remaining useful life of the software intangibles that had initially been set to amortize over fifteens years. At the time the intangible assets were reassessed, they had been amortized for approximately three years. Upon reassessment, we determined the remaining useful life to be three years and are amortizing the remaining balance over this period. We recorded an impairment charge of $3.4 million to the contract-based intangible assets (non-compete agreements) for the year ended December 31, 2012 and no impairment of amortizable intangible assets was recorded for the same period in 2014 and 2013.
The net consolidated balance of amortizable intangible assets consisted of the following at December 31, 2014 and 2013:

		As of December 31,
		2014			2013
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(9,584)	$15,418	$25,002	$(7,084)	$17,918
Acquired technology	2 - 4	8,452	(7,741)	711	8,452	(5,865)	2,587
Non-compete agreements	3 - 5	2,370	(2,242)	128	2,370	(2,132)	238
Trademarks	15	5,754	(2,313)	3,441	5,702	(1,077)	4,625
Total amortizable intangible assets		$41,578	$(21,880)	$19,698	$41,526	$(16,158)	$25,368
Aggregate amortization expense for other intangible assets for the years ended December 31, 2014, 2013 and 2012 was $5.7 million, $5.0 million and $6.4 million, respectively. During 2014, we increased trademarks by approximately $52,000 due to the purchase of the website domain name associated with the Company re-branding to the name SPŌK in 2014.
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the year ending December 31,
2015	$4,735
2016	4,160
2017	2,886
2018	2,500
2019	2,500
Thereafter	2,917
Total	$19,698
Goodwill at both December 31, 2014 and 2013 was $133.0 million. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. (See Note 1.)
We did not record any impairment of goodwill for the years ended December 31, 2014, 2013 or 2012.

3.    Deferred Revenue
Deferred revenue at December 31, 2014 was $24.0 million for the current portion and $0.9 million for the non-current portion. The deferred revenue at December 31, 2013 was $23.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue primarily consisted of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or otherwise meets our revenue recognition criteria.

4.    Long-term Debt
On November 8, 2011, we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC (“Wells Fargo”). The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility was September 3, 2015. We could make a London Interbank Offered Rate (“LIBOR”) rate election for any amount of our debt for a period of 1, 2 or 3 months at a time; however, we were not permitted to have more than 5 individual LIBOR rate loans in effect at any given time. We could only exercise the LIBOR rate election for an amount of at least $1.0 million.

Borrowings under this facility were secured by a lien on substantially all of our existing assets, interests in assets and proceeds owned or acquired by us and the Amended Credit Agreement remained in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for an outstanding LOC (see Note 7). The $25.0 million liquidity threshold could be satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement. We were also subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consisted of a leverage ratio and a fixed charge coverage ratio.
On December 15, 2014, we terminated the Amended Credit Agreement and the related revolving credit facility. We did not incur any early termination penalties. The termination of the credit facility has no material effect on our business, financial condition and statement of income.
As of December 31, 2014, we had no outstanding debt.

5.    Stockholders’ Equity
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2014 and 2013, we had no stock options outstanding.
At December 31, 2014 and 2013, there were 21,978,762 and 21,652,341 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Cash Dividends to Stockholders — The following table details information on our cash dividends for each of the three years ended December 31, 2014. Cash dividends paid as disclosed in the statements of cash flows for the years ended December 31, 2014, 2013 and 2012 included previously declared cash dividends on vested RSUs issued to eligible employees under the 2009 Long-Term Incentive Plan ("LTIP") and on shares of vested restricted stock issued to non-executive members of our Board of Directors. Cash dividends on the RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount		Total Payment(1)
						(Dollars in thousands)
2012	February 22	March 16	March 30	0.250
	May 3	May 18	June 24	0.250
	July 30	August 17	September 9	0.125	(2)
	November 1	November 16	December 7	0.125
	Total			0.750		16,512
2013	March 4	March 15	March 29	0.125
			April 26			1,513	(3)
	May 9	May 20	June 25	0.125
	August 1	August 19	September 10	0.125
	November 5	November 20	December 10	0.125
				0.500		12,312
2014	March 5	March 18	March 28	$0.125
	April 30	May 22	June 25	0.125
	July 30	August 19	September 10	0.125
	October 29	November 18	December 10	0.125
	Total			0.500		$10,826
Total				$1.750		$39,650

(1)	The total payment reflects the cash dividends paid in relation to common stock, vested RSUs and vested restricted stock.

(2)	On July 30, 2012, our Board of Directors reset the quarterly cash dividends rate to $0.125 per share of common stock from $0.25 per share of common stock.

(3)	The payment reflects the accumulated cash dividends earned on vested RSUs associated with the 2009 LTIP.

On March 4, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 18, 2015, and a payment date of March 30, 2015. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program — On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. As discussed below, this program has been extended at various times, most recently through December 31, 2015 with a repurchase authority of $15.0 million as of January 1, 2015.
Credit Suisse Securities (USA) LLC administers such purchases. We use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
For the year ended December 31, 2014, we purchased 263,772 shares of our common stock under the repurchase program for approximately $4.3 million (excluding commissions). From the inception of the program in August 2008 through December 31, 2014, we have repurchased a total of 6,532,276 shares of our common stock for approximately $64.1 million (excluding commissions).
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.
Common stock purchased in 2014, 2013 and 2012 (including the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Total Number of Shares Purchased		Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2) (Dollars in thousands)
2012
March 31,	21,657	(3)	$14.10	—	$16,135
June 30,	—		—	—	16,135
September 30,	434,982		11.30	434,982	20,085
December 31,	277,191		11.26	277,191	16,964
Total for 2012	733,830		$11.37	712,173
2013
March 31,	—		$—	—	16,964
June 30,	108,459	(4)	12.92	—	16,964
September 30,	—		—	—	16,964
December 31,	—		—	—	16,964
Total for 2013	108,459		$12.92	—
2014
March 31,	—		$—	—	15,000
June 30,	—		—	—	15,000
September 30,	—		—	—	15,000
December 31,	263,772		16.36	263,772	$10,685
Total for 2014	263,772		$16.36	263,772
Total	1,106,061		$12.71	975,945

(1)	Average price paid per share excludes commissions.

(2)
On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve month period commencing on or about August 5, 2008. Our Board of Directors approved a supplement effective March 3, 2009 which reset the repurchase authority to $25.0 million as of January 1, 2009 and extended the purchase period through December 31, 2009. On November 30, 2009, our Board of Directors approved a further extension of the purchase period from December 31, 2009 to March 31, 2010. On March 3, 2010, our Board of Directors approved a supplement to the program to repurchase our common stock in the open market effective March 3, 2010 which reset the repurchase authority to $25.0 million as of January 1, 2010 and extended the purchase period through December 31, 2010. On December 6, 2010, our Board of Directors approved another supplement effective January 3, 2011 which reset the repurchase authority to $25.0 million as of January 3, 2011 and extended the purchase period through December 31, 2011. During the first quarter of 2011, our Board of Directors temporarily suspended the program. On July 24, 2012, our Board of Directors approved an additional supplement to the common stock repurchase program effective August 1, 2012 which reset the repurchase authority to $25.0 million as of August 1, 2012 and extended the purchase period through December 31, 2013. On December 19, 2013, our Board of Directors approved a further extension of the purchase period from December 31, 2013 to December 31, 2014 and reset the repurchase authority to $15.0 million as of January 1, 2014. On October 29, 2014, our Board of Directors approved a further extension of the purchase period from December 31, 2014 to December 31, 2015 and reset the repurchase authority to $15.0 million as of January 1, 2015.

(3)
The total number of shares purchased were from our CEO at a price of $14.10 per share in payment of required tax withholdings for common stock issued in March 2012 under the 2011 Short-Term Incentive Plan ("STIP").

(4)
On April 23, 2013, we purchased a total of 108,459 shares of common stock from our CEO and other eligible employees at a price of $12.92 per share in payment of required tax withholdings for the common stock awarded under the 2012 STIP and the 2009 Long-Term Incentive Plan ("LTIP").

Additional Paid-in Capital — Additional paid-in capital was $126.7 million, $127.3 million and $125.2 million at December 31, 2014, 2013 and 2012, respectively. The decrease in 2014 of $0.6 million was due primarily to common stock repurchases and the amortization of stock based compensation. The increase in 2013 of $2.1 million was due primarily to the amortization of stock based compensation and a net settlement of common stock awards under the 2012 STIP and the 2011 LTIP.
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

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except share and per share amounts)
Net income	$20,745	$27,530	$26,984
Weighted average shares of common stock outstanding	21,621,466	21,648,654	21,924,748
Dilutive effect of restricted stock and RSUs	469,304	361,869	472,839
Weighted average shares of common stock and common stock equivalents	22,090,770	22,010,523	22,397,587
Net income per common share
Basic	$0.96	$1.27	$1.23
Diluted	$0.94	$1.25	$1.20
Spōk Holdings, Inc. Equity Incentive Plan
We established the Spōk Holdings, Inc. Equity Incentive Award Plan (the “2004 Equity Plan”) in connection with and prior to the November 2004 establishment of the Company. Under the 2004 Equity Plan, we had the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of the Board of Directors in the form of shares of common stock, stock options, restricted stock, RSUs or stock grants. Restricted stock granted under the 2004 Equity Plan entitled the stockholder to all rights of common stock ownership except that the restricted stock could not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which was to be determined by the Compensation Committee of the Board of Directors. RSUs are generally convertible into shares of common stock pursuant to a Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied. The fair value of each RSU is the market price of our common stock on the date of grant.
On March 23, 2012, our Board of Directors adopted the Spōk Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that was subsequently approved by our stockholders on May 16, 2012. A total of 1,300,000 shares of common stock have been reserved for issuance under this plan. The 2012 Equity Plan is intended to replace the 2004 Equity Plan. As of May 16, 2012, 894,986 shares available under the 2004 Equity Plan were available for grant under the 2012 Equity Plan. No further grants will be made under the 2004 Equity Plan. However, the 2004 Equity Plan continued to govern all outstanding awards thereunder. As of December 31, 2014, 72,109 RSUs were outstanding and subject to the provisions of the 2004 Equity Plan. Any shares which were available for grant under the 2004 Equity Plan including awards that were forfeited or lapsed unexercised as of the date of stockholders’ approval will be available for grant under the 2012 Equity Plan.
Awards under the 2012 Equity Plan may be in the form of stock options, restricted stock, RSUs, performance awards (a cash bonus award, a stock bonus award, a performance award or an incentive award that is paid in cash), dividend equivalents, stock payment awards, deferred stock, deferred stock units, or stock appreciation rights.
The following table summarizes the activities under the 2012 Equity Plan as of December 31, 2014:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	209,382
Add: Restricted Stock forfeited by non-executive member of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Common stock awarded to eligible employees	(5,820)
Less: Restricted Stock awarded to non-executive members of the Board of Directors	(54,965)
Less: STIP common stock awarded to an eligible employee	(41,702)
Total equity securities available at December 31, 2014	1,747,586
Common Stock. On July 8, 2014, our Board of Directors granted 5,820 shares of common stock to certain eligible employees under the 2012 Equity Plan. The grant date fair value was $0.1 million based upon the closing price per share of our common stock of $15.74.
2009 LTIP. On January 6, 2009, our Board of Directors approved a long-term incentive program (over a 48 month vesting period) that included a cash component and a stock component in the form of RSUs based upon achievement of expense reduction and earnings before interest, taxes, depreciation, amortization and accretion goals during our 2012 calendar year and continued employment with the Company. RSUs were granted under the 2004 Equity Plan pursuant to a Restricted Stock Unit Agreement. Our Board of Directors awarded a total of 338,834 RSUs to certain eligible employees and also approved that future cash dividends related to the existing RSUs would be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Any unvested RSUs granted under the Equity Plan and the related cash dividends were forfeited when the participant terminated employment with the Company. As of December 31, 2012 a total of 80,104 RSUs had been forfeited resulting in an outstanding balance of 258,730 RSUs.
We used the fair-value based method of accounting for the 2009 LTIP and amortized $3.1 million to expense over the 48-month vesting period. A total of $0.9 million was included in stock based compensation expense for the year ended December 31, 2012 in relation to the 2009 LTIP.
Also on January 6, 2009, we provided for long-term cash performance awards to the same eligible employees under the 2009 LTIP. Similar to the RSUs, the vesting period for these long-term cash performance awards was 48 months upon attainment of the established performance goal.
We recognized $3.0 million to expense over the 48-month vesting period. A total of $0.9 million was included in payroll and related expense for the year ended December 31, 2012 for these long-term cash performance awards. Any unvested long-term cash performance awards were forfeited when the participant terminated employment with the Company.
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
2011 LTIP. On March 15, 2011, our Board of Directors adopted a long-term incentive program (over a 45 month vesting period) that included a stock component in the form of RSUs. The 2011 LTIP provides eligible employees the opportunity to earn RSUs based upon achievement of performance goals established by our Board of Directors for our revenue and operating cash flows during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. As it relates to Amcom, the performance period is considered as April 1, 2011 through December 31, 2014. Our Board of Directors approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for RSUs granted before May 16, 2012 or the 2012 Equity Plan for grants on or after May 16, 2012) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs awarded under the 2011 LTIP and the related cash dividends are forfeited if the participant terminates employment with SPŌK.
On April 7, 2011, our Board of Directors granted 211,587 RSUs to eligible employees under the 2004 Equity Plan pursuant to a Restricted Stock Agreement. The grant date fair value was $3.0 million (net of estimated forfeitures) based upon the closing price per share of our common stock of $15.68. In 2012, our Board of Directors awarded 122,673 RSUs to eligible employees with a grant date fair value of $1.3 million (net of estimated forfeitures). During 2012, 101,294 RSUs and the related cash dividends were forfeited with a related fair value of $1.4 million. The outstanding RSUs under the 2011 LTIP as of December 31, 2012 were 232,966 RSUs.
On December 27, 2012, our Board of Directors approved a modification to the 2011 LTIP performance goals for revenue and operating cash flows during the performance period as the original award was not expected to vest. This modification affected 18 eligible employees. As a result of reversing previously recognized compensation expense and recording compensation for the modified award, the Company recognized a benefit to stock based compensation expense of $0.2 million. We used the fair-value based method of accounting for the 2011 LTIP and are amortizing the remaining $1.6 million of the grant date fair value (net of estimated forfeitures) over the remaining vesting period.
In 2013, our Board of Directors awarded 434,811 RSUs to eligible employees under the 2012 Equity Plan for the 2011 LTIP pursuant to a Restricted Stock Unit Agreement with a grant date fair value of $5.2 million (net of estimated forfeitures). During 2013, 50,750 RSUs and the related cash dividends were forfeited with a related fair value of $0.5 million. As of December 31, 2013 there were 617,027 RSUs outstanding relating to the 2011 LTIP.
A total of $3.4 million, $2.8 million and $0.1 million was included in stock based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, in relation to the 2011 LTIP. In addition to the benefit for the modification of $0.2 million, stock based compensation expense for the year ended December 31, 2012 included a net benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives in our software operations.
On December 13, 2013, our Board of Directors approved a modification to the 2011 LTIP performance goals for operating cash flows during the performance period. The original award was expected to vest, therefore, the modification had no impact on the grant date fair value. This modification affected 51 eligible employees.
During 2014, 57,338 RSUs and the related cash dividends were forfeited with a related fair value of $0.6 million. As of December 31, 2014 there were 559,689 RSUs outstanding relating to the 2011 LTIP.
The following table details activities with respect to outstanding RSUs under the 2011 LTIP for the year ended December 31, 2014:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2014	617,027	$12.30
Granted	—	—
Vested	(559,689)	12.41
Forfeited	(57,338)	11.20
Non-vested RSUs at December 31, 2014	—	$—	$—	0
On December 31, 2014, the RSUs under the 2011 LTIP satisfied the vesting period. The Company expects to convert 559,689 RSUs into shares of common stock under the 2004 Equity Plan or 2012 Equity Plan and to issue the common stock and to pay the cumulative cash dividends and interest earned on the RSUs to the participants after filing the 2014 Annual Report with the SEC in 2015.
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
The following table details information on the restricted stock awarded to our non-executive directors during the three years ended December 31, 2014:

Service for The Three Months Ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested or Forfeited(2)	Vesting Date	Restricted Stock Awarded and Outstanding(2)	Cash Dividends Paid(3)
December 31, 2011	January 3, 2012	$13.87	3,785	(3,785)	January 2, 2013	—	$2,839
March 31, 2012	April 2, 2012	13.93	3,769	(3,769)	April 1, 2013	—	2,356
June 30, 2012	July 2, 2012	12.86	4,084	(4,084)	July 1, 2013	—	2,042
September 30, 2012	October 1, 2012	11.87	5,263	(5,263)	October 1, 2013	—	2,211
December 31, 2012	January 2, 2013	11.68	5,350	(5,350)	January 1, 2014	—	2,247
March 31, 2013	April 1, 2013	13.27	4,712	(4,712)	April 1, 2014	—	1,979
June 30, 2013	July 1, 2013	13.57	4,606	(4,606)	July 1, 2014	—	1,935
September 30, 2013	October 1, 2013	14.16	6,266	(6,266)	October 1, 2014	—	3,133
December 31, 2013	January 1, 2014	14.28	6,475	—		6,475	—
March 31, 2014	April 1, 2014	18.17	5,093	—		5,093	—
June 30, 2014	July 1, 2014	15.40	6,006	—		6,006	—
September 30, 2014	October 1, 2014	13.01	7,110	—		7,110	—
Total			62,519	(37,835)		24,684	$18,742

(1)	The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.

(2)	Amount includes forfeitures of 3,189 restricted stock resulting from a director's voluntary resignation from the Board.

(3)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.
The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors at vesting. Grants of shares of restricted stock made after May 16, 2012 will reduce the number of shares eligible for future issuance under the 2012 Equity Plan.

We use the fair-value based method of accounting for the equity awards. A total of $0.3 million, $0.2 million and $0.2 million was included in stock based compensation expense for each of the years ended December 31, 2014, 2013 and 2012 in relation to the restricted stock granted to our non-executive directors.
Board of Directors Common Stock. No directors have elected common stock in lieu of cash payments for their services during the years ended December 31, 2014, 2013 and 2012.
The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Year Ended December 31,
Equity Awards	2014	2013	2012
	(Dollars in thousands)
2009 LTIP	$—	$—	$897
Common stock	85	—	—
2011 LTIP	3,416	2,823	117
Board of directors compensation	337	222	210
Total stock based compensation	$3,838	$3,045	$1,224
The 2009 LTIP vested on December 31, 2012, as such, no stock based compensation expense was incurred in 2013 and 2014. On July 8, 2014, our Board of Directors granted 5,820 shares of common stock to certain eligible employees under the 2012 Equity Plan, which resulted in a stock based compensation expense of $0.1 million in 2014. The additional RSUs under 2011 LTIP were awarded to the eligible employees effective for January 1, 2013, which resulted in an increase in stock based compensation expense in 2013. Stock based compensation expense for the year ended December 31, 2012 reflects the net benefit of $0.6 million due to forfeitures under the 2011 LTIP and the modification to the performance goals under the 2011 LTIP.

6.    Income Taxes
The significant components of our income tax expense attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income before income tax expense	$27,327	$45,339	$46,063
Current:
Federal tax	$753	$575	$(144)
State tax	1,087	958	1,179
Foreign tax	2	—	4
	$1,842	$1,533	$1,039
Deferred:
Federal tax	$6,046	$16,790	$18,378
State tax	(1,249)	(355)	296
Foreign tax	(57)	(159)	(634)
	$4,740	$16,276	$18,040
Total income tax expense	$6,582	$17,809	$19,079
Foreign income before income tax expense is immaterial to consolidated income before income tax expense.
The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and our effective tax rate:

	For the Year Ended December 31,
	2014	2013	2012
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal tax benefit	4.4%	3.8%	3.4%
State law changes	—%	—%	0.3%
Nondeductible compensation expense	—%	1.8%	—%
Change in deferred income tax rates	0.9%	(2.6)%	—%
Interest on income tax refunds	—%	—%	(0.1)%
Change in valuation allowance	(18.6)%	1.2%	1.4%
Other	2.4%	0.1%	1.4%
Effective tax rate	24.1%	39.3%	41.4%
The net deferred income tax assets at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Current:
Net deferred income tax asset	$13,366	$18,565
Valuation allowance	(11,172)	(15,176)
	2,194	3,389
Long-term:
Net deferred income tax asset	124,967	129,595
Valuation allowance	(103,018)	(104,101)
	21,949	25,494
Total deferred income tax assets	$24,143	$28,883
The deferred income tax assets at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Net operating losses and tax credits	$118,203	$130,880
Property and equipment	12,077	12,380
Accruals and accrued loss contingencies	9,484	8,043
Gross deferred income tax assets	139,764	151,303
Deferred income tax liabilities:
Prepaid expenses	(951)	(398)
Other	(408)	(3)
Intangible assets	(72)	(2,742)
Gross deferred income tax liabilities	(1,431)	(3,143)
Net deferred income tax assets	$138,333	$148,160
Valuation allowance	(114,190)	(119,277)
Total deferred income tax assets	$24,143	$28,883
Current State Income Tax Provision — The current state income tax expense for 2014 increased from the 2013 state income tax expense by $0.1 million. This is due primarily to the decline in State net operating loss carryovers.
Net Operating Losses — As of December 31, 2014, we had approximately $308.6 million of net operating losses (“NOLs”) available to offset future taxable income. The Internal Revenue Code (“IRC”) Section 382 (“IRC Section 382”) limited NOLs as of December 31, 2014 totaled $44.3 million which may be used at a rate of $6.1 million per year. The remainder of our Federal NOLs carryforwards of $264.3 million is not subject to a limitation. The IRC Section 382 limited NOLs will fully expire on December 31, 2021, and the unlimited NOLs begin expiring in 2023 and will fully expire in 2029. We have foreign NOLs available for future years of approximately $0.7 million which do not expire and foreign tax credits of $0.5 million.
Valuation Allowance — We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, by considering the adequacy of future taxable income from all sources. This assessment is required to determine whether based on all available evidence, it is “more likely than not” (which means a probability of greater than 50%) that all or some portion of the deferred income tax assets will be realized in future periods. The deferred income tax asset valuation allowance balances at December 31, 2014 and 2013 were $114.2 million and $119.3 million, respectively. The valuation allowance reduces the deferred income tax assets to their estimated recoverable amounts which at December 31, 2014 and 2013 represented 17.5% and 19.5%, respectively, of the available deferred income tax assets. The decrease in the percentage of recoverable deferred income tax assets in 2013 reflects the increase in the valuation allowance relating to deferred income tax assets from Alternative Minimum Tax ("AMT") credit carryforwards and updated estimates of our expected benefits from such assets based on our forecasted results. During 2014 we reduced the valuation allowance by $5.1 million.
We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our operations. Our wireless paging revenue has experienced a continuing decline as subscribers switch to other communication solutions, which impacts our forecast of taxable income. Given the decline in our wireless paging subscriber base and inherent uncertainties in projecting future income, we have limited our assessment of future taxable income to three years. Our three year forecast of taxable income is not sufficient to result in the full realization of our deferred income tax assets.
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
As of December 31, 2014 and 2013, there were no uncertain income tax positions and as such, no liability for unrecognized tax benefits.
Income Tax Audits — Our Federal income tax returns have been examined by the Internal Revenue Service ("IRS") through December 31, 2008. The audits of the Federal returns for the years ended 2005 through 2008 resulted in no changes. The IRS also audited Amcom’s 2009 Federal tax return (pre-acquisition) with no changes. The 2011, 2012 and 2013 income tax returns of the Company have not been audited by the IRS and are within the statute of limitations (“SOL”).
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three year SOL is open for calendar years ending 2011 through 2013, and for the four year SOL states, the SOL is open for years ending from 2010 through 2013.

7.    Commitments and Contingencies
Contractual Obligations — We incurred significant commitments and contractual obligations as of December 31, 2014 as outlined below.
In April 2008, we amended an existing contract with a vendor for invoice processing services over a three-year contract term. This contract automatically renewed annually, thereafter. We have a remaining contractual obligation of $0.1 million, including both fixed and variable components based on units in service.
In November 2009, we entered into an agreement with a vendor for our headquarters office space in Springfield, Virginia. The office lease commenced in April 2010. The total rent expense is estimated to be approximately $1.4 million, which includes $0.4 million for lease incentives for a five-year lease term. In April 2014, we extended the original lease term for an additional 3 years with the new lease term expiring on March 31, 2018. In addition, we retained an adjacent office space for a lease period of 4 years also expiring on March 31, 2018. The additional rent expense, net of rent abatement, associated with the amendment is estimated to be approximately $1.2 million over the amended lease term. We have a remaining commitment of $1.2 million as of December 31, 2014.

In October 2010, we entered into an agreement with a vendor for certain satellite services over a three-year contract term. In March 2012, we signed an amendment to cover additional satellite services. In December 2012, we further amended the agreement with additional services, term and conditions. We have a remaining commitment of $0.3 million, as of December 31, 2014.
In June 2011, we amended an existing contract with a vendor for office space in Plano, Texas. The amendment commenced in October 2011. The total rent expense is estimated to be approximately $2.5 million, which includes $0.2 million for rent abatements for a five-year lease term. In October 2014, we amended an existing agreement with a vendor for our office space in Plano, Texas. We extended the original lease term for an additional 2 years with the new lease term expiring on September 30, 2018. The additional rent expense, net of rent abatement, associated with the amendment is estimated to be approximately $1.1 million over the amended lease terms. We have a remaining commitment of $2.2 million as of December 31, 2014.
In December 2011 and effective for February 2012, we contracted with a provider for network maintenance services over a three-year contract term. The contract includes a fixed per site cost based on the number of transmitters, which can be adjusted with a 90 day notice. We have a minimum commitment with this vendor of $0.1 million.
In May 2012, we contracted with a managed service-hosting provider for certain computer support services over a three-year contract term. We have a remaining contractually obligation of $0.1 million as of December 31, 2014.
In September 2012, we signed a contract with a vendor for telecommunication services with a two-year term. In September 2014, we extended the original lease term for an additional 2 years. We have a remaining contractual obligation of $0.2 million as of December 31, 2014.
We have agreements and commitments with vendors for office space in Minnesota, New Hampshire, Florida and Australia. The remaining commitments for the office leases are as follows: Minnesota of $1.3 million through February 2019; New Hampshire of $0.6 million through June 2017; Florida of $0.1 million through June 2016; and Australia of $0.2 million through July 2016.
In May 2013, we contracted with a vendor for Internet and telephone services. In December 2014, we amended the contract and extended the contract expiration date from February 2015 to February 2017. As of December 31, 2014, we have a remaining commitment of $0.6 million.
On August 27, 2013, we entered into an agreement with a vendor for new office space in New York, New York for a ten-year lease term. The office rent started in the first quarter of 2014 upon commencement of the tenant's build out. The total rent expense is estimated to be approximately $3.6 million, which includes $0.4 million for lease incentives. As of December 31, 2014, our remaining commitment for the office space in New York is $3.5 million.
In March 2014, we entered into an exclusive agreement with a vendor to purchase a minimum number of paging devices over a three-year period. We have a purchase commitment of $8.3 million over this three year contractual term.
In April 2014, we entered into an agreement with a vendor for certain information technology services over a three-year contract term. The total contractual obligation is $1.6 million. We have a remaining contractual obligation of $1.3 million as of December 31, 2014.
In July, 2014, we entered into an agreement with a vendor for certain information technology services over a 33 month contract term. The total contractual obligation is $0.1 million. We have a remaining contractual obligation of $0.1 million as of December 31, 2014.
In December, 2014, we entered into an agreement with a vendor for telecommunication services over a three-year contract term. The total contractual obligation is $0.2 million.
Other Commitments — We also have various LOCs outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits of $0.1 million related to the LOCs are included within other assets on the consolidated balance sheets.
During the third quarter of 2012, we established a $0.2 million LOC for an international sale. During the third quarter of 2013, we established a $0.1 million LOC associated with a new facility lease.
Legal Contingencies — We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial position or statement of income.

Operating Leases — We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.
Future minimum lease payments under non-cancelable operating leases at December 31, 2014 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2015	$7,207
2016	5,291
2017	3,918
2018	2,528
2019	1,081
Thereafter	2,489
Total	$22,514
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as accrued other and other long-term liabilities on the consolidated balance sheets.
Total rent expense under operating leases for the years ended December 31, 2014, 2013 and 2012, was approximately $18.6 million, $19.1 million and $20.4 million, respectively.
Indemnification — We and certain of our subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of our present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid under the terms of the policy. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is immaterial. Therefore, we have not recorded a liability for these agreements as of December 31, 2014 and 2013, respectively.
Our services and product sales agreements typically include certain provisions that indemnify customers from claims of intellectual property infringement made by third parties arising from the use of our products. To date, we have not incurred and have not accrued for any costs related to such indemnification provisions.

8.    Employee Benefit Plans
Spōk Holdings, Inc. Savings and Retirement Plan — The Spōk Holdings,, Inc. Savings and Retirement Plan (the “Plan”), is open to all Company employees working a minimum of twenty hours per week with at least 30 days of service. The Plan qualifies under Section 401(k) of the IRC. Under the Plan, participating employees may elect to voluntarily contribute a percentage of their qualifying compensation on a pretax or after-tax basis up to the annual maximum amounts established by the IRC. The Company matches 50% of the employee’s contribution, up to 5% of each participant’s gross salary per pay period, or 50% of the employee’s annualized contribution up to $2,500, whichever is greater. There is a per-pay-period match on the 5% component and an end-of-year true up on the $2,500 component. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1000 hours or more. Other than the Company match as discussed above, profit sharing contributions are discretionary. Effective January 1, 2012, the Amcom Software, Inc. 401(k) Plan was merged into the Plan, and all qualified Amcom employees were eligible to participate in the Plan as noted above. Matching contributions under the Plan were approximately $1.1 million for the years ended December 31, 2014, 2013 and 2012.
Spōk Holdings, Inc. Severance Pay Plan — The Spōk Holdings, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with the Company as defined. Eligible terminated employees will receive two weeks of compensation for each completed year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. We maintain a substantially similar type of severance pay plan for executive employees at and above the level of vice-president. At December 31, 2014, 2013 and

2012, the accrued severance and restructuring liability included $1.6 million, $1.5 million and $2.6 million, respectively, associated with these plans, reflecting our expected headcount reductions (see Note 13).

9.    Stock Based Compensation
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense increased by $0.8 million for the year ended December 31, 2014 from the same period in 2013 primarily due to amortization reflecting new grants with a total fair value (net of estimated forfeitures) of $2.7 million under the 2011 LTIP in the third quarter of 2013. Stock based compensation expense for the year ended December 31, 2012 included a benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives and $0.2 million for the modification of the 2011 LTIP. The increase in stock based compensation expense related to the Board of Directors for the year ended December 31, 2014 from the same period in 2013 reflects the compensation increase for Board of Director members effective in the third quarter of 2013.
The following table reflects the statement of income line items for stock based compensation expense for the periods stated:

	For the Year Ended December 31,
Operating Expense Category	2014	2013	2012
	(Dollars in thousands)
Cost of Revenue	$351	$236	$91
Service, rental and maintenance	108	131	66
Selling and marketing	544	336	258
General and administrative	2,835	2,342	809
Total stock based compensation	$3,838	$3,045	$1,224

10.    Prepaid Expenses and Other
Prepaid expenses and other consisted of the following for the periods stated:

	December 31,
	2014	2013
	(Dollars in thousands)
Other receivables	$751	$748
Deposits	420	597
Prepaid insurance	517	524
Prepaid rent	234	259
Prepaid repairs and maintenance	917	687
Prepaid taxes	279	641
Prepaid commissions	2,935	2,696
Prepaid expenses	1,042	1,089
Total prepaid expenses and other	$7,095	$7,241

Prepaid repairs and maintenance increased by $0.2 million during the year ended December 31, 2014 due primarily to the annual renewal of a maintenance contract associated with information technology services. Prepaid commissions increased by $0.2 million during the year ended December 31, 2014 due primarily to the increase in sales orders.

11.    Inventory
Inventory of $2.7 million and $2.2 million at December 31, 2014 and 2013, respectively, consisted of third party hardware and software held for resale. Inventory is valued at the lower of cost (first in, first out cost method) or market. Market is defined as net realizable value. Inventory increased by $0.5 million during the year ended December 31, 2014 due primarily to the increase in the purchase of third party hardware associated with sales orders and the volume of orders processed.

12.    Other Assets
Other assets consisted of the following for the periods stated:

	December 31,
	2014	2013
	(Dollars in thousands)
Deposits	$189	$195
Prepaid royalty	242	245
Other assets	431	819
Total other assets	$862	$1,259

Other assets decreased by $0.4 million during the year ended December 31, 2014 primarily due to lower long term prepayment of a maintenance contract associated with information technology services in 2014.

13.    Accrued Liabilities
Accrued Severance and Restructuring — Accrued severance and restructuring charges incurred in 2014 related to staff reductions as we continue to match our employee levels with operational requirements and to a sales management realignment. At December 31, 2014, the balance for accrued severance and restructuring was as follows:

	January 1, 2014	Charges	Cash Paid	December 31, 2014
	(Dollars in thousands)
Severance costs	$1,474	$1,328	$(1,221)	$1,581
Restructuring costs	—	—	—	—
Total accrued severance and restructuring	$1,474	$1,328	$(1,221)	$1,581
The balance of accrued severance and restructuring will be paid during 2015.
At December 31, 2013, the balance for accrued severance and restructuring was as follows:

	January 1, 2013	Charges	Cash Paid	December 31, 2013
	(Dollars in thousands)
Severance costs	$2,593	$965	$(2,084)	$1,474
Restructuring costs	—	18	(18)	—
Total accrued severance and restructuring	$2,593	$983	$(2,102)	$1,474
Accrued Other — Accrued other consisted of the following for the periods stated:

	December 31,
	2014	2013
	(Dollars in thousands)
Asset retirement obligations	$342	$358
Accrued outside services	1,101	1,049
Accrued accounting and legal	275	212
Accrued recognition awards	345	327
Accrued other	696	840
Capital lease payable	17	16
Deferred rent	77	77
Lease incentive	147	152
Dividends payable for 2011 LTIP	637	—
Total accrued other	$3,637	$3,031
The issuance of our common stock associated with the vested restricted stock units (“RSUs”) awarded under the 2011 LTIP is expected to occur during the first quarter of 2015 after the filing of our 2014 Form 10-K. Therefore, the related dividends payable

(the line item Dividends payable - 2011 LTIP) was reclassified from other long-term liabilities to accrued liabilities in 2014 based on the expected payment in the first quarter of 2015.

14.    Other Long-Term Liabilities
Other long-term liabilities consisted of the following for the periods stated:

	December 31,
	2014	2013
	(Dollars in thousands)
Asset retirement obligations	$6,805	$7,599
Dividends payable—2011 LTIP	—	409
Escheat liability	220	509
Capital lease payable	6	23
Lease incentive	426	180
Deferred rent	404	259
Royalty payable	270	280
Total other long-term liabilities	$8,131	$9,259
The issuance of our common stock for vested RSUs awarded under the 2011 LTIP is expected to occur during the first quarter of 2015 after the filing of our 2014 Form 10-K. Therefore, the related dividends payable (the line item Dividends payable - 2011 LTIP) was reclassified to accrued liabilities from other long-term liabilities in 2014 based on the expected payment in the first quarter of 2015. The increase in the lease incentive liability during the year ended December 31, 2014 relates to a new office lease located in New York. The royalty payable is for the estimated projected future earnout related to a prior acquisition.

15.    Related Parties
A member of our Board of Directors also served as a director for an entity that leases transmission tower sites to the Company. During the fourth quarter of 2013, this entity acquired another vendor, Global Tower Partners. For the years ended December 31, 2014, 2013 and 2012, we incurred $4.2 million, $4.0 million and $4.3 million, respectively, in site rent expenses from the entity on which the individual serves as a director. These amounts are included in service, rental and maintenance expenses.

16.    Segment Reporting
On March 3, 2011, the Company (formerly USA Mobility, Inc.) acquired Amcom, and after this acquisition, the Company determined, pursuant to FASB Accounting Standards Codification 280 - Segment Reporting (“ASC 280”), that the Company had two reportable segments, a wireless segment and a software segment, which were also the Company’s operating segments. Generally through December 31, 2013, the Company maintained two separate operations with distinct operating structures. Starting in 2013, the Company undertook an internal reorganization and reorientation. That reorganization was designed to unify the Company's wireless and software product offerings under one brand identity and to establish one company dedicated to operational excellence, customer focus and creative problem solving. The Company's approach was to maximize favorable operational attributes and eliminate redundancies to affect: one integrated sales force selling software and wireless solutions; one set of overhead; one customer message and experience; one platform for future acquisitions; and to grow revenue on a profitable basis to create long-term stockholder value. A key element of this strategy included consolidation of legal entities and management. Effective January 1, 2014 the legal entity, Amcom Software, Inc., was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly owned subsidiary of the Company. The Company's sole domestic operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company was structured as one operating (and reportable) segment, a critical communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of consolidated operations.

17.    Quarterly Financial Results (Unaudited)
Quarterly financial information for the years ended December 31, 2014 and 2013 is summarized below:

For the Year Ended December 31, 2014:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues	$50,119	$49,094	$49,791	$51,269
Operating income	8,092	7,368	8,073	4,618
Net income	4,890	4,291	4,652	6,912
Basic net income per common share(1)	0.23	0.20	0.21	0.32
Diluted net income per common share(1)	0.22	0.19	0.21	0.31
For the Year Ended December 31, 2013:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues	$53,130	$52,268	$49,669	$54,685
Operating income	11,740	11,905	9,534	12,315
Net income	6,925	6,828	5,762	8,015
Basic net income per common share(1)	0.32	0.32	0.27	0.37
Diluted net income per common share(1)	0.32	0.31	0.26	0.36

(1) Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the years ended December 31, 2014 and 2013 may not equal the total computed for the year.

18.    Non-GAAP Financial Measures
We use operating cash flow (“OCF”), a non-GAAP financial measure, as a key element in determining performance for purposes of incentive compensation under our annual STIP. OCF is defined as earnings before interest, taxes, depreciation, amortization, accretion and impairment (“EBITDA”) less purchases of property and equipment (EBITDA is defined as operating income plus depreciation, amortization, accretion and impairment, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP.
Below is a reconciliation of our non-GAAP measure for the periods stated:

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Operating income	$28,151	$45,494	$45,728
Plus: Depreciation, amortization, accretion and impairment	16,677	15,167	21,614
EBITDA (as defined by the Company)	44,828	60,661	67,342
Less: Purchases of property and equipment	(7,679)	(10,408)	(9,989)
OCF (as defined by the Company)	$37,149	$50,253	$57,353

SCHEDULE 15(a)(2)
SPŌK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2014	$2,221	$1,128	$(2,049)	$1,300
Year ended December 31, 2013	$2,052	$1,955	$(1,786)	$2,221
Year ended December 31, 2012	$2,270	$1,962	$(2,180)	$2,052

Inventory Excess and Obsolete Reserves	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2014	$75	$100	$—	$175
Year ended December 31, 2013	$49	$180	$(154)	$75
Year ended December 31, 2012	$75	$160	$(186)	$49

Deferred Income Tax Asset Valuation Allowance	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2014	$119,277	$—	$(5,087)	$114,190
Year ended December 31, 2013	$118,723	$554	$—	$119,277
Year ended December 31, 2012	$115,746	$2,977	$—	$118,723

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (21)

3.2	Amended and Restated By-Laws (21)

4.1	Specimen of common stock certificate, par value $0.0001 per share (1)

10.1*	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc. (2)

10.2*	USA Mobility, Inc. Equity Incentive Plan (4)

10.3*	USA Mobility, Inc. Long-Term Incentive Plan (5)

10.4	Form of Award Agreement for the Long-Term Cash Incentive Plan (5)

10.5	Form of Restricted Stock Agreement for the Equity Incentive Plan (5)

10.6	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (5)

10.7*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended) (6)

10.8*	USA Mobility, Inc. Long-Term Incentive Plan (amended) (7)

10.9*	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended) (7)

10.10*	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated) (8)

10.11	Executive Severance and Change of Control Agreement dated as of October 30, 2008 (8)

10.12	Director’s Indemnification Agreement dated as of October 30, 2008 (8)

10.13*	USA Mobility, Inc. Amended and Restated 2009 Long-Term Incentive Plan (18)

10.14	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (9)

10.15	Form of Award Agreement for the Long-Term Cash Incentive Plan (9)

10.16*	USA Mobility, Inc. 2009 Short-Term Incentive Plan (9)

10.17*	USA Mobility, Inc. 2010 Short-Term Incentive Plan (18)

10.18*	USA Mobility, Inc. 2011 Short-Term Incentive Plan (18)

10.19	Amended and Restated Credit Agreement dated as of March 3, 2011 (10)

10.2	Amended and Restated Executive Severance and Change in Control Agreement dated as of March 14, 2011 (11)

10.21*	USA Mobility, Inc. 2011 Long-Term Incentive Plan (11)(23)

10.22	Second Amended and Restated Employee Agreement dated as of March 16, 2011 (11)

10.23	Amended Executive Severance and Change In Control Agreement for ‘named executive officers’ or NEOs dated as of May 5, 2011 (12)

10.24	Board of Directors Appointment dated as of July 27, 2011 (13)

10.25	First Amendment to Amended and Restated Credit Agreement dated as of November 8, 2011 (14)

10.26*	USA Mobility, Inc. 2012 Short-Term Incentive Plan (19)

10.27*	USA Mobility, Inc. Executive Realignment dated as of June 20, 2012 (15)

10.28*	Offer Letter, dated as of July 31, 2012, between USA Mobility, Inc. and Colin Balmforth (16)

10.29*	USA Mobility, Inc. 2013 Short-Term Incentive Plan (20)

10.30*	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated) dated as of December 31, 2012 (17)

10.31*	First Amendment to the Second Amended and Restated Employment Agreement, between USA Mobility, Inc. and Vince Kelly, dated as of July 29, 2013 (18)

10.32	Adopted Pre-Arranged Stock Trading Plan (19)

10.33*	USA Mobility, Inc. 2014 Short-Term Incentive Plan (23)

10.34	Employment Agreement by and between the Company and Colin Balmforth dated as of June 17, 2014 (21)

10.35	Spōk Holdings, Inc. 2015 Short-Term Incentive Plan (22) (23)

10.36	Spōk Holdings, Inc. 2015 Long-Term Incentive Plan (22) (23)

14	Code of Business Conduct and Ethics of Spōk Holdings, Inc. (16)

21.1	Amended Subsidiaries of the Company (23)

23	Consent of Grant Thornton LLP (23)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 5, 2015 (23)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 5, 2015 (23)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 5, 2015 (23)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 5, 2015 (23)

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spōk Holdings, Inc.

**
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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 23, 2004.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 2, 2006.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2011.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2011.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2011.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2011.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2011.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2012.

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2013.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(21)	Incorporated by reference to SPŌK’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(22)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

(23)	Filed herewith.