Form 10-Q
period 2015-03-31
Spok Holdings, Inc
filed 2015-04-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
21,744,235 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of April 27, 2015.

SPŌK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,637	$107,869
Accounts receivable, net	23,374	24,969
Prepaid expenses and other	5,855	7,250
Inventory	3,222	2,673
Deferred income tax assets, net	1,979	2,194
Total current assets	140,067	144,955
Property and equipment, net	16,265	17,395
Goodwill	133,031	133,031
Other intangible assets, net	18,323	19,698
Deferred income tax assets, net	20,167	21,949
Other assets	1,618	862
TOTAL ASSETS	$329,471	$337,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,653	$11,688
Accrued compensation and benefits	9,732	14,041
Deferred revenue	24,612	24,034
Total current liabilities	43,997	49,763
Deferred revenue	888	937
Other long-term liabilities	8,334	8,131
TOTAL LIABILITIES	53,219	58,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	122,704	126,678
Retained earnings	153,546	152,379
TOTAL STOCKHOLDERS’ EQUITY	276,252	279,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,471	$337,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless revenue	$30,690	$34,351
Software revenue	17,448	15,768
Total revenue	48,138	50,119
Operating expenses:
Cost of revenue	8,813	6,805
Service, rental and maintenance	11,256	11,792
Selling and marketing	7,048	7,246
General and administrative	11,001	12,135
Severance and restructuring	—	20
Depreciation, amortization and accretion	3,747	4,029
Total operating expenses	41,865	42,027
Operating income	6,273	8,092
Interest expense, net	(1)	(67)
Other income, net	60	16
Income before income tax expense	6,332	8,041
Income tax expense	(2,415)	(3,151)
Net income	$3,917	$4,890
Basic net income per common share	$0.18	$0.23
Diluted net income per common share	$0.18	$0.22
Basic weighted average common shares outstanding	21,898,792	21,638,198
Diluted weighted average common shares outstanding	22,053,015	22,037,796
Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$3,917	$4,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,747	4,029
Amortization of deferred financing costs	—	65
Deferred income tax expense	1,997	2,594
Amortization of stock based compensation	443	1,086
Provision for doubtful accounts, service credits and other	327	340
Adjustment of non-cash transaction taxes	(49)	(115)
(Gain) Loss on disposals of property and equipment	(18)	(2)
Changes in assets and liabilities:
Accounts receivable	1,268	(2,586)
Prepaid expenses and other assets	54	807
Accounts payable, accrued liabilities and accrued compensation and benefits	(9,616)	(3,675)
Deferred revenue and customer deposits	530	378
Net cash provided by operating activities	2,600	7,811
Cash flows from investing activities:
Purchase of property and equipment	(1,040)	(2,643)
Proceeds from disposals of property and equipment	30	58
Net cash used in investing activities	(1,010)	(2,585)
Cash flows from financing activities:
Cash dividends to stockholders	(3,356)	(2,707)
Purchase of common stock	(466)	—
Net cash used in financing activities	(3,822)	(2,707)
Net (decrease)increase in cash and cash equivalents	(2,232)	2,519
Cash and cash equivalents, beginning of period	107,869	89,075
Cash and cash equivalents, end of period	$105,637	$91,594
Supplemental disclosure:
Income taxes paid	$337	$161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — Spōk Holdings, Inc. and its subsidiaries (collectively, “SPŌK” or the “Company”), through its wholly-owned subsidiary, Spōk, Inc., is a provider of paging services and selected software solutions in the United States and abroad, generally in Europe, Canada, Australia, Asia and the Middle East. We deliver smart, reliable critical communications solutions to help protect the health, well-being and safety of people around the globe.
(2) Preparation of Interim Financial Statements — Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of revenue; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance and restructuring costs, and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were deemed immaterial and consequently, no statements of comprehensive income are presented.
The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2014, is unaudited. The condensed consolidated balance sheet at December 31, 2014 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements as of and for the year ended December 31, 2014. In management’s opinion, our unaudited condensed consolidated statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”). The condensed consolidated statements of income for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
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
(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2014 Annual Report, which describes key risks associated with our operations and industry.
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. When ASU 2014-09 was issued, it was effective for annual reporting periods beginning after December 15, 2016, for publicly traded companies and any interim periods that fall within that reporting period. Early application was not permitted. On April 1, 2015, the FASB proposed a one-year delay of the effective date for this new standard. If the proposal is finalized, the standard would be effective in 2018 for calendar year-end public entities. The proposal is expected to include an option for public and private companies to early adopt. Early adoption may be allowed in 2017 for calendar year-end public companies. Once issued, the proposal is expected to have a 30-day comment period. ASU 2014-09 was effective on January 1, 2017 for SPŌK. If the proposal is approved as communicated, the effective date of the standard would move to January 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not selected a transition method. We are also evaluating the potential impact from this ASU on our consolidated financial statements.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Other receivables	$2	$751
Tax receivables	104	155
Deposits	641	420
Prepaid insurance	285	517
Prepaid rent	119	234
Prepaid repairs and maintenance	842	917
Prepaid taxes	503	279
Prepaid commissions	2,557	2,935
Prepaid expenses	802	1,042
Total prepaid expenses and other	$5,855	$7,250
Deposits increased by $0.2 million during the three months ended March 31, 2015 primarily due to an increase in a deposit to a single vendor. Other receivables decreased by $0.8 million during the three months ended March 31, 2015 as a deposit was reclassified as a long term receivable from short term receivable. Prepaid insurance, prepaid rent and prepaid repairs and maintenance decreased by $0.2 million, $0.1 million and $0.1 million respectively, as the balances have been recognized as expense over time.
(6) Inventory — Inventory of $3.2 million and $2.7 million at March 31, 2015 and December 31, 2014, respectively, consisted of third-party hardware and software held for resale. We value our inventory based on the lower of cost or current market value. Inventory increased by $0.5 million during the three months ended March 31, 2015 due primarily to the increase in the purchase of third party hardware associated with sales orders and the volume of orders processed.
(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2015 and 2014 were $3.7 million and $4.0 million, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Depreciation	$2,207	$2,626
Amortization	1,375	1,216
Accretion	165	187
Total depreciation, amortization and accretion	$3,747	$4,029
(8) Goodwill and Amortizable Intangible Assets — Goodwill at March 31, 2015 and December 31, 2014 was $133.0 million. Goodwill is evaluated in the fourth quarter of each year and when events or circumstances suggest a potential impairment has occurred. There were no indicators of impairment as of March 31, 2015.
Amortizable intangible assets at March 31, 2015 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom Software, Inc. in 2011 and IMCO Technologies Corporation in 2012. Such intangibles are being amortized over periods ranging from two to ten years.
The gross carrying amount of amortizable intangible assets was $41.6 million at March 31, 2015 and the accumulated amortization was $23.3 million. The net consolidated balance of amortizable intangible assets consisted of the following:

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		March 31, 2015
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(10,209)	$14,793
Acquired technology	2 - 4	8,453	(8,082)	371
Non-compete agreements	5	2,370	(2,270)	100
Trademarks	3	5,754	(2,695)	3,059
Total amortizable intangible assets		$41,579	$(23,256)	$18,323
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining nine months ending December 31, 2015	$3,360
For the year ending December 31:
2016	4,160
2017	2,886
2018	2,500
2019	2,500
Thereafter	2,917
Total amortizable intangible assets	$18,323
(9) Other Assets — Other assets were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Deposits	$936	$189
Prepaid royalty	242	242
Other assets	440	431
Total other assets	$1,618	$862
(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Accounts payable	$1,215	$2,784
Accrued network costs	1,059	1,072
Accrued taxes	4,533	4,195
Asset retirement obligations	376	342
Accrued outside services	1,016	1,101
Accrued accounting and legal	253	275
Accrued recognition awards	321	345
Accrued other	709	696
Deferred rent	77	77
Escheat liability	38	—
Lease incentive	40	147
Dividends payable - 2011 Long-Term Incentive Plan ("LTIP")	—	637
Capital lease payable	16	17
Total accounts payable and accrued liabilities	$9,653	$11,688
Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The issuance of our common stock associated with the vesting of restricted stock units

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“RSUs”) awarded under the 2011 LTIP were made during the first quarter of 2015 (the line item Dividends payable - 2011 LTIP). The issuance of our common stock associated with the vesting of RSUs awarded under the 2015 LTIP is expected to be made during the first quarter of 2018. Therefore, the related dividends payable (the line item Dividends payable - 2015 LTIP) is classified as a long-term liability.
(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2015, we had recognized cumulative asset retirement costs of $2.8 million. We recorded nominal charges and as a result, the total cumulative asset retirement cost remains $2.8 million at March 31, 2015. The asset retirement cost additions during the three months ended March 31, 2015 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2015	$342	$6,805	$7,147
Accretion	31	134	165
Additions	—	16	16
Reclassifications	45	(45)	—
Amounts paid	(42)	—	(42)
Balance at March 31, 2015	$376	$6,910	$7,286
The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2015.
(12) Deferred Revenue — Deferred revenue at March 31, 2015 was $24.6 million for the current portion and $0.9 million for the non-current portion. Deferred revenue at December 31, 2014 was $24.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue primarily consists of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represents a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represents a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or the delivery otherwise meets our revenue recognition criteria.
(13) Long-Term Debt — On December 15, 2014, we terminated our Amended Credit Agreement and the related revolving credit facility. We did not incur any early termination penalties. The termination of the credit facility had no material effect on our business, financial condition and statement of income. As of March 31, 2015, we had no outstanding debt.

(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Asset retirement obligations	$6,910	$6,805
Dividends payable — 2015 LTIP	32	—
Escheat liability	145	220
Capital lease payable	3	6
Lease incentive	587	426
Deferred rent	387	404
Royalty payable	270	270
Total other long-term liabilities	$8,334	$8,131

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The issuance of our common stock associated with the vesting of RSUs awarded under the 2015 LTIP is expected to be made during the first quarter of 2018 should the pre-established performance criteria be achieved. Therefore, the related dividends payable (the line item Dividends payable - 2015 LTIP) is classified as a long-term liability. The increase in lease incentives of $0.2 million relates to the extension of two corporate leases.
(15) Stockholders’ Equity — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the three months ended March 31, 2015 consisted of:

(Dollars in thousands)
Balance at January 1, 2015	$279,059
Net income for the three months ended March 31, 2015	3,917
Cash dividends declared	(2,749)
Amortization of stock based compensation	443
Stock repurchase - 2011 LTIP	(3,825)
Stock repurchase - other	(466)
Other	(127)
Balance at March 31, 2015	$276,252
General. At March 31, 2015 and December 31, 2014, there were 21,739,412 and 21,978,762 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
The following table summarizes the activities under the 2012 Equity Incentive Award Plan (the "2012 Equity Plan") from inception through March 31, 2015:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	209,382
Add: Restricted shares of common stock ("restricted stock") forfeited by non-executive member of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Common stock awarded to eligible employees	(5,820)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(60,290)
Less: Short-Term Incentive Plan (“STIP”) common stock awarded to an eligible employee	(41,702)
Less: 2015 LTIP RSUs awarded to eligible employees	(254,777)
Total equity securities available at March 31, 2015	1,487,484

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 LTIP On December 9, 2014, our Board of Directors adopted a long-term incentive program (over a 36 month vesting period) that included a stock component in the form of RSUs. The 2015 LTIP provides eligible employees the opportunity to earn RSUs based upon the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period January 1, 2015 through December 31, 2017 (“the performance period”), and continued employment with the Company. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or on or after the third business day following the day that we file our 2017 Annual report on Form 10-K ("2017 Annual Report”) with the SEC but in no event later than December 31, 2018. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.

On January 2, 2015, our Board of Directors granted 254,777 RSUs to eligible employees under the 2012 Equity plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement with a grant date fair value of $4.4 million (net of estimated forfeitures). As of March 31, 2015 there were 254,777 RSUs outstanding relating to the 2015 LTIP.
A total of $0.4 million was included in stock based compensation expense for the three months ended March 31, 2015 relating to the 2015 LTIP.
The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the three months ended March 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2015	—	$—
Granted	254,777	17.36
Vested	—	—
Forfeited	—	—
Non-vested RSUs at March 31, 2015	254,777	$17.36	$4,073	33

The following table reflects the stock based compensation expense for the awards under the 2015 LTIP and predecessor 2011 LTIP:

	For the Three Months Ended March 31,
Equity Awards	2015	2014
	(Dollars in thousands)
2011 LTIP	$—	$1,014
2015 LTIP	350	—
Board of Directors Compensation	93	72
Total stock based compensation	$443	$1,086
The $0.4 million in stock based compensation expense for the 2015 LTIP relates to the 254,777 shares granted on January 2, 2015 to eligible employees. The 2011 LTIP vested on December 31, 2014 and was subsequently paid to eligible employees and therefore, we did not incur any additional expense in 2015 related to this plan. The increase in the Board of Directors compensation reflects the quarterly issuance of restricted shares of common stock ("restricted stock") to each director as part of their annual compensation for service on the Board of Directors.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2015. Cash dividends paid as disclosed in the statements of cash flows for the three months ended March 31, 2015 and 2014 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 4	March 18	March 30	$0.125	$2,715
	Total		$0.125	$2,715

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On April 29, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of May 22, 2015, and a payment date of June 25, 2015. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. On October 29, 2014, the Board of Directors extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. During the three months ended March 31, 2015, we purchased 27,467 shares of common stock for $0.5 million.
The following table presents information with respect to purchases made by the Company during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance				$15,000
January 1 through January 31, 2015	16,031	$16.92	16,031	14,729
February 1 through February 28, 2015	1,234	16.98	1,234	14,708
March 1 through March 31, 2015	230,532	17.34	10,202	14,536
Total	247,797	$17.31	27,467

Other. For 2015, the Board of Directors intends to return a total of $26.0 million to stockholders in the form of dividends and/ or common stock repurchases.
Additional Paid-in Capital. For the three months ended March 31, 2015, additional paid-in capital decreased by $4.0 million to $122.7 million at March 31, 2015 from $126.7 million at December 31, 2014. The decrease in the three months ended March 31, 2015 was due primarily to the repurchase of shares of common stock for income tax withholding resulting from the issuance of common stock under the 2011 LTIP.
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

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except share and per share amounts)
Net income	$3,917	$4,890
Weighted average shares of common stock outstanding	21,898,792	21,638,198
Dilutive effect of restricted stock and RSUs	154,223	399,598
Weighted average shares of common stock and common stock equivalents	22,053,015	22,037,796
Net income per common share
Basic	$0.18	$0.23
Diluted	$0.18	$0.22
(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended March 31,
Operating Expense Category	2015	2014
	(Dollars in thousands)
Cost of revenue	$34	$81
Service, rental and maintenance	29	39
Selling and marketing	51	131
General and administrative	329	835
Total stock based compensation	$443	$1,086

The decrease in stock based compensation expense during the three months ended March 31, 2015, compared to the same period in 2014, was due to the 2015 LTIP as compared to the 2011 LTIP, which fully vested on December 31, 2014. Fewer RSUs were granted under the 2015 LTIP resulting in lower stock based compensation expense in 2015.
(17) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions (Canada and Australia) as required.
At March 31, 2015, we had total deferred income tax assets of $136.4 million and a valuation allowance of $114.1 million resulting in an estimated recoverable amount of deferred income tax assets of $22.2 million. This reflected a change from the December 31, 2014 balance of deferred income tax assets of $138.3 million and a valuation allowance of $114.2 million resulting in an estimated recoverable amount of $24.1 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2015 taxable income.
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
As of March 31, 2015, we had approximately $308.6 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Section 382 of the Internal Revenue Code limited NOLs, as of January 1, 2015, were $44.3 million which may be used at a rate of $6.1 million per year, and is included in the total Federal NOLs.
(18) Related Party Transactions — A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. During the fourth quarter of 2013, this entity acquired another one of our vendors, Global Tower Partners. For the three months ended March 31, 2015 and 2014, we incurred site rent expenses of $1.0 million and $1.0

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million, respectively, from the entity on which the individual serves as a director. Site rent expenses are included in service, rental and maintenance expenses.
(19) Commitments and Contingencies — There have been no material changes during the three months ended March 31, 2015 to the commitments and contingencies previously reported in the 2014 Annual Report.

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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (the “SEC”) on March 5, 2015 (the “2014 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2014 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect SPŌK’s business, statement of income or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the statements of income and financial position of SPŌK. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2014 Annual Report and our unaudited condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to the Condensed Consolidated Financial Statements.
Effective January 1, 2014, the Company is structured as one operating (and reportable) segment, a unified communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by Accounting Standards Codification ("ASC") 280) views the business as one operation and assesses performance and allocates resources on the basis of our consolidated operations.
SPŌK, acting through its indirect wholly-owned operating subsidiary, Spōk, Inc., is a provider of paging services and selected software solutions in the United States and abroad, generally Europe, Canada, Australia, Asia and the Middle East. We deliver smart, reliable critical communications solutions to help protect the health, well-being and safety of people around the globe to such key market segments as healthcare, government and large enterprises. Software solutions include critical smartphone communication solutions, secure texting, contact center optimization, emergency management and clinical workflow improvement. For both the three months ended March 31, 2015 and 2014, wireless and software revenue represented approximately 70% and 30%, respectively of our consolidated revenue.
The following tables indicate the wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Three Months Ended March 31, 2015				For the Three Months Ended March 31, 2014
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$21,562	$11,348	$32,910	68.4%	$23,406	$9,967	$33,373	66.6%
Government	2,081	3,362	5,443	11.3%	2,512	1,720	4,232	8.4%
Large Enterprise	3,084	533	3,617	7.5%	3,732	541	4,273	8.6%
Other (1)	3,026	914	3,940	8.2%	3,558	414	3,972	7.9%
Total Direct	29,753	16,157	45,910	95.4%	33,208	12,642	45,850	91.5%
Total Indirect	937	1,291	2,228	4.6%	1,143	3,126	4,269	8.5%
Total	$30,690	$17,448	$48,138	100.0%	$34,351	$15,768	$50,119	100.0%

(1)	Other includes hospitality, resort and billable travel revenue.
The following table indicates the percentage of our paging units in service by key market segments as of the dates stated and illustrates the relative significance of these market segments to our wireless revenue:

Market Segment	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
Healthcare	74.7%	74.1%	72.0%
Government	7.7%	7.8%	8.6%
Large Enterprise	7.6%	7.7%	8.2%
Other	6.0%	6.2%	6.8%
Total Direct	96.0%	95.8%	95.6%
Total Indirect	4.0%	4.2%	4.4%
Total	100.0%	100.0%	100.0%
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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers are presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement.
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
Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Three Months Ended March 31,
Revenue	2015	2014
	(Dollars in thousands)
Paging revenue	$29,491	$32,896
Product and other revenue	1,199	1,455
Total wireless revenue	$30,690	$34,351
The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of March 31, 2015		As of December 31, 2014		As of March 31, 2014
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,180	95.9%	1,204	95.8%	1,269	95.6%
Indirect	50	4.1%	52	4.2%	58	4.4%
Total	1,230	100.0%	1,256	100.0%	1,327	100.0%
The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of March 31, 2015		As of December 31, 2014		As of March 31, 2014
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,141	92.8%	1,168	93.0%	1,230	92.7%
Two-way messaging	89	7.2%	88	7.0%	97	7.3%
Total	1,230	100.0%	1,256	100.0%	1,327	100.0%
The demand for one-way and two-way messaging declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the shift from narrow band wireless service offerings to broad band technology services.

As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	March 31, 2015		December 31, 2014		March 31, 2014
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	28	52	34	50	38	84
Indirect	1	3	1	3	1	4
Total	29	55	35	53	39	88
The following table sets forth information on our direct units in service by account size for the periods stated:

	As of March 31, 2015		As of December 31, 2014		As of March 31, 2014
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	33	2.8%	35	2.9%	41	3.2%
4 to 10 Units	20	1.7%	21	1.7%	24	1.9%
11 to 50 Units	49	4.2%	51	4.2%	57	4.5%
51 to 100 Units	32	2.7%	34	2.8%	41	3.2%
101 to 1000 Units	252	21.4%	262	21.8%	282	22.3%
> 1000 Units	794	67.2%	801	66.6%	824	64.9%
Total direct units in service	1,180	100.0%	1,204	100.0%	1,269	100.0%
The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2015	December 31, 2014	March 31, 2014
1 to 3 Units	(6.2)%	(4.4)%	(4.9)%
4 to 10 Units	(6.2)%	(5.5)%	(4.1)%
11 to 50 Units	(4.6)%	(3.8)%	(5.3)%
51 to 100 Units	(4.1)%	(5.4)%	(1.2)%
101 to 1000 Units	(3.9)%	(2.0)%	(1.7)%
> 1000 Units	(0.8)%	(0.5)%	(4.0)%
Total direct net unit loss %	(2.0)%	(1.4)%	(3.5)%
The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge per unit is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber leases or owns the messaging device, and the number of units the customer has in the account. The ratio of revenue for a period to the average units in service, for the same period, commonly referred to as average revenue per unit or ARPU, is a key revenue measurement as it indicates whether charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly.

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	March 31, 2015	December 31, 2014	March 31, 2014
Direct	$7.99	$8.00	$8.19
Indirect	6.01	6.12	6.37
Total	7.91	7.92	8.11
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenue to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate related changes in our revenue. The decrease in consolidated ARPU for the quarter ended March 31, 2015 from the quarter ended March 31, 2014 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels for the remainder of 2015. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2015	December 31, 2014	March 31, 2014
1 to 3 Units	$14.52	$14.53	$14.96
4 to 10 Units	14.07	14.09	14.22
11 to 50 Units	12.02	12.00	12.07
51 to 100 Units	10.26	10.15	10.27
101 to 1000 Units	8.81	8.79	8.76
> 1000 Units	6.95	6.93	7.11
Total direct ARPU	$7.99	$8.00	$8.19
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
The breakout of software revenue by component was as follows for the periods stated:

	For the Three Months Ended March 31,
Revenue	2015	2014
	(Dollars in thousands)
Subscription	$398	$283
License	2,595	2,929
Services	5,018	3,930
Equipment	1,374	1,250
Operations revenue	9,385	8,392
Maintenance revenue	8,063	7,376
Total software revenue	$17,448	$15,768

On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings increased by 4.8% for the three months ended March 31, 2015 compared to the same period in 2014. The increase reflects the continuing success of our software sales force in closing business and expanding market penetration with new customers, as well as selling additional solutions to our installed customer base.
The following table summarizes total bookings for the periods stated:

	For the Three Months Ended March 31,
Bookings	2015	2014
	(Dollars in thousands)
Operations and new maintenance orders	$8,802	$8,688
Maintenance and subscription renewals	8,938	8,233
Total bookings	$17,740	$16,921
We reported a software backlog of $40.6 million at March 31, 2015, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at January 1, 2015	$42,391
Operations bookings	8,802
Maintenance and subscription renewals	8,938
Available backlog	$60,131
Operations revenue	(9,385)
Maintenance revenue	(8,063)
Other(1)	(2,132)
Total backlog at March 31, 2015	$40,551

(1)	Other reflects cancellations and adjustments to backlog.
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
We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for the three months ended March 31, 2015 and 2014, respectively.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 604 full-time equivalent employees (“FTEs”) at March 31, 2015, a decrease of 3.2% from 624 FTEs at March 31, 2014. The change in the number of FTEs reflects adjustments to our workforce resulting from the changing nature of our revenues. Software revenue is anticipated to increase, while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 4.4% to 4,316 active transmitters at March 31, 2015 from 4,514 active transmitters at March 31, 2014.
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
Statements of Income
Comparison of the Statements of Income for the Three Months Ended March 31, 2015 and 2014

	For the Three Months Ended March 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$30,690	$34,351	$(3,661)	(10.7)%
Software revenue	17,448	15,768	1,680	10.7%
Total	$48,138	$50,119	$(1,981)	(4.0)%
Selected operating expenses:
Cost of revenue	$8,813	$6,805	$2,008	29.5%
Service, rental and maintenance	11,256	11,792	(536)	(4.5)%
Selling and marketing	7,048	7,246	(198)	(2.7)%
General and administrative	11,001	12,135	(1,134)	(9.3)%
Severance and restructuring	—	20	(20)	(100.0)%
Total	$38,118	$37,998	$120	0.3%
FTEs	604	624	(20)	(3.2)%
Active transmitters	4,316	4,514	(198)	(4.4)%
Revenue — Wireless
Our wireless revenue was $30.7 million and $34.4 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Paging revenue:
One-way messaging	$25,819	$28,615
Two-way messaging	3,672	4,281
Total paging revenue	29,491	32,896
Product and other revenue	1,199	1,455
Total wireless revenue	$30,690	$34,351
The table below sets forth units in service and paging revenue, the changes in each between the three months ended March 31, 2015 and 2014 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of March 31,			For the Three Months Ended March 31,			Change Due To:
	2015	2014	Change	2015 (1)	2014 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,142	1,230	(88)	$25,819	$28,615	$(2,796)	$(501)	$(2,295)
Two-way messaging	88	97	(9)	3,672	4,281	(609)	(262)	(347)
Total	1,230	1,327	(97)	$29,491	$32,896	$(3,405)	$(763)	$(2,642)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the lower number of subscribers and related units in service.
Revenue — Software
Our software revenue was $17.4 million and $15.8 million for the three months ended March 31, 2015 and 2014, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operations revenue	$9,385	$8,392
Maintenance revenue	8,063	7,376
Total software revenue	$17,448	$15,768
The increase in operations revenue primarily reflects an increase in the average revenue per project compared to the same period in 2014. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended March 31, 2015 and 2014 were 99.7% and 99.4%, respectively.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$4,157	$3,959	$198	5.0%
Cost of sales	3,620	1,917	1,703	88.8%
Stock based compensation	34	81	(47)	(58.0)%
Other	1,002	848	154	18.2%
Total cost of revenue	$8,813	$6,805	$2,008	29.5%
FTEs	187	179	8	4.5%
As illustrated in the table above, cost of revenue for the three months ended March 31, 2015 increased $2.0 million, or 29.5%, from the same period in 2014. This increase was driven by a change in the product mix delivered to our customers, which resulted in higher equipment costs and third-party professional services expenses associated with the increase in the implementation of software sales orders.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Site rent	$3,766	$4,015	$(249)	(6.2)%
Telecommunications	1,343	1,736	(393)	(22.6)%
Payroll and related	4,652	4,594	58	1.3%
Stock based compensation	29	39	(10)	(25.6)%
Other	1,466	1,408	58	4.1%
Total service, rental and maintenance	$11,256	$11,792	$(536)	(4.5)%
FTEs	156	166	(10)	(6.0)%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2015 decreased $0.5 million, or 4.5%, from the same period in 2014 due to the following significant variances:

•
Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 4.4% from March 31, 2014 to March 31, 2015.

•
Telecommunications — The decrease of $0.4 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2015, and as we reduce telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and product development, product strategy and quality assurance personnel. The payroll and related expenses remained flat for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 despite a reduction of 10 FTEs as the average salary paid per employee is higher in the current period.

•	Other — Other expenses, such as outside services, remained flat for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$3,916	$4,098	$(182)	(4.4)%
Commissions	1,836	1,952	(116)	(5.9)%
Stock based compensation	51	131	(80)	(61.1)%
Other	1,245	1,065	180	16.9%
Total selling and marketing	$7,048	$7,246	$(198)	(2.7)%
FTEs	137	140	(3)	(2.1)%
As indicated in the table above, selling and marketing expenses for the three months ended March 31, 2015 decreased $0.2 million, or 2.7%, from the same period in 2014. Selling and marketing expenses consisted primarily of payroll and related expenses, which decreased slightly.
The sales and marketing staff are all involved in selling our communication solutions domestically and internationally. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function, which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, website development, social media, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.
Commission expenses decreased by $0.1 million due primarily to the impact of a change in the commission plan incentives, which lowered the commission paid on the sale of certain products.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$4,879	$4,796	$83	1.7%
Stock based compensation	329	835	(506)	(60.6)%
Bad debt	160	86	74	86.0%
Facility rent	941	922	19	2.1%
Telecommunications	333	395	(62)	(15.7)%
Outside services	1,786	1,762	24	1.4%
Taxes, licenses and permits	1,125	1,064	61	5.7%
Other	1,448	2,275	(827)	(36.4)%
Total general and administrative	$11,001	$12,135	$(1,134)	(9.3)%
FTEs	124	139	(15)	(10.8)%
As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2015 decreased $1.1 million, or 9.3%, from the same period in 2014 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses increased by $0.1 million despite a reduction of 15 FTEs to 124 FTEs at March 31, 2015 from 139 FTEs at March 31, 2014 due to a higher average salary per employee.

•	Bad debt — The increase of $0.1 million in bad debt expenses reflects the increase in the allowance related to software receivables as a result of the increase in the software sales.

•
Outside services — Outside service expenses consisted primarily of costs associated with professional services related to annual reporting, taxes and internal control compliance. Outside services expense remained flat for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted of property, franchise, gross receipts and transactional taxes. The increase in tax, license and permit expenses of $0.1 million was primarily due to higher transactional taxes based on revenues.

•	Other — The decrease of $0.8 million in other expenses was due primarily to a decrease in one-time billing credits for the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.7 million for the three months ended March 31, 2015 compared to $4.0 million for the same period in 2014. The decrease is primarily related to less capital expenditure purchases during three months ended March 31, 2015 as compared to the three months ended March 31, 2014, which impacted depreciation expense.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended March 31, 2015 was $2.4 million, a decrease of $0.8 million from the $3.2 million income tax expense for the same period in 2014 and was primarily a result of lower pre-tax income. We did not adjust the deferred income tax asset valuation allowance as of March 31, 2015. The following is the effective tax rate reconciliation for the three months ended March 31, 2015 and 2014, respectively:

	For the Three Months Ended March 31,
	2015		2014
	(Dollars in thousands)
Income before income tax expense	$6,332		$8,041
Federal income tax expense at the statutory rate	$2,216	35.0%	$2,814	35.0%
State income taxes, net of Federal benefit	269	4.2%	343	4.3%
Other	(70)	(1.1)%	(6)	(0.1)%
Income tax expense	$2,415	38.1%	$3,151	39.2%

Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2015, we had cash and cash equivalents of $105.6 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of March 31, 2015, our available cash on hand was $105.6 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2015, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Three Months Ended March 31,		Change Between 2015 and 2014
	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$2,600	$7,811	$(5,211)
Net cash used in investing activities	(1,010)	(2,585)	(1,575)
Net cash used in financing activities	(3,822)	(2,707)	1,115
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

	For the Three Months Ended March 31,		Change Between 2015 and 2014
	2015	2014
	(Dollars in thousands)
Cash received from customers	$50,456	$48,278	$2,178
Cash paid for —
Payroll and related costs	23,727	24,061	(334)
Site rent costs	3,653	3,932	(279)
Telecommunication costs	1,678	2,174	(496)
Interest costs	1	2	(1)
Other operating costs	18,797	10,298	8,499
	47,856	40,467	7,389
Net cash provided by operating activities	$2,600	$7,811	$(5,211)
Net cash provided by operating activities decreased by $5.2 million for the three months ended March 31, 2015 compared to the same period in 2014 due to an increase in operating costs of $7.4 million, which was partially off-set by an increase in cash received from customers of $2.2 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase of $2.2 million was driven by a decrease in net accounts receivable of $1.6 million and an increase in deferred revenue of $0.6 million.
The increase in cash paid for operating activities of $7.4 million was as follows:

•
Cash payments for other operating costs increased $8.5 million. The increase was due primarily to higher cost of product sold of $2.0 million, a one-time $3.8 million payment related to income taxes due to the issuance of shares associated with the 2011 LTIP, a $1.0 million decrease in accounts payable, a $0.5 million increase in inventory, a $2.0 million decrease in revenue, offset by other miscellaneous costs, net of $0.8 million.

•	Cash payments for payroll and related costs decreased $0.3 million as a result of our lower headcount.

•	Cash payments for site rent costs decreased $0.3 million. This decrease was due primarily to the rationalization of our network.

•	Cash payments for telecommunication costs decreased $0.5 million. This decrease was due primarily to the consolidation of our networks.
Net Cash Used In Investing Activities. Net cash used in investing activities decreased by $1.6 million for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to lower capital expenses for property and equipment.
Net Cash Used In Financing Activities. Net cash used in financing activities increased by $1.1 million for the three months ended March 31, 2015 compared to the same period in 2014 due to the payment of $0.6 million in accumulated cash dividends earned on vested RSUs from the 2011 LTIP in 2014 and $0.5 million used for the repurchase of common stock.
Future Cash Dividends to Stockholders. On April 29, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of May 22, 2015, and a payment date of June 25, 2015. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. The Board of Directors on October 29, 2014 extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. For the three months ended March 31, 2015, we purchased 27,467 shares under the plan for $0.5 million.
Other. For the year ended December 31, 2015, the Board of Directors intends to return a total of $26.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends from available cash on hand.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2015 and 2014 was approximately $4.5 million and $4.8 million.
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
Application of Critical Accounting Policies
The preceding discussion and analysis of financial condition and statement of income is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the 2014 Annual Report that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Non-GAAP Financial Measures
We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan ("STIP") and Long-Term Incentive Plan ("LTIP"). That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP and LTIP performance, OCF was as follows for the periods stated:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Operating income	$6,273	$8,092
Plus: Depreciation, amortization and accretion	3,747	4,029
EBITDA (as defined by the Company)	10,020	12,121
Less: Purchases of property and equipment	(1,040)	(2,643)
OCF (as defined by the Company)	$8,980	$9,478

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2015, we had no outstanding debt and no revolving credit facility. (see Note 13 for further discussion on our long-term debt).

Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. Virtually all transactions are currently billed and denominated in United States dollars and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2014 Annual Report have not materially changed during the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
The following table presents information with respect to purchases made by the Company during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance				$15,000
January 1 through January 31, 2015	16,031	$16.92	16,031	14,729
February 1 through February 28, 2015	1,234	16.98	1,234	14,708
March 1 through March 31, 2015	230,532	17.34	10,202	14,536
Total	247,797	$17.31	27,467

Item 6.  Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation(1)

3.2	Amended and Restated Bylaw(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 30, 2015(2)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 30, 2015(2)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 30, 2015(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 30, 2015(2)

(1)	Incorporated by reference to the Company's Current Report on Form 8-K/A originally filed on July 8, 2014 and amended on April 29, 2015.

(2)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

SPŌK HOLDINGS, INC.

Dated: April 30, 2015	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2014(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 30, 2014(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2014(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 30, 2014(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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