Form 10-Q
period 2015-06-30
Spok Holdings, Inc
filed 2015-07-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
21,508,927 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 24, 2015.

SPŌK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,144	$107,869
Accounts receivable, net	22,014	24,969
Prepaid expenses and other	6,627	7,250
Inventory	1,914	2,673
Deferred income tax assets, net	1,768	2,194
Total current assets	149,467	144,955
Property and equipment, net	16,104	17,395
Goodwill	133,031	133,031
Other intangible assets, net	17,203	19,698
Deferred income tax assets, net	18,187	21,949
Other assets	1,564	862
TOTAL ASSETS	$335,556	$337,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,370	$11,688
Accrued compensation and benefits	13,299	14,041
Deferred revenue	27,222	24,034
Total current liabilities	51,891	49,763
Deferred revenue	819	937
Other long-term liabilities	8,455	8,131
TOTAL LIABILITIES	61,165	58,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	120,214	126,678
Retained earnings	154,175	152,379
TOTAL STOCKHOLDERS’ EQUITY	274,391	279,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$335,556	$337,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless revenue	$30,222	$33,518	$60,912	$67,869
Software revenue	17,747	15,576	35,195	31,344
Total revenue	47,969	49,094	96,107	99,213
Operating expenses:
Cost of revenue	9,131	7,180	17,944	13,985
Service, rental and maintenance	11,003	11,420	22,260	23,212
Selling and marketing	6,790	7,780	13,838	15,026
General and administrative	10,472	10,990	21,473	23,125
Severance and restructuring	1,504	4	1,504	24
Depreciation, amortization and accretion	3,448	4,352	7,195	8,381
Total operating expenses	42,348	41,726	84,214	83,753
Operating income	5,621	7,368	11,893	15,460
Interest income (expense), net	3	(64)	2	(131)
Other income (expense), net	264	(194)	325	(178)
Income before income tax expense	5,888	7,110	12,220	15,151
Income tax expense	(2,512)	(2,819)	(4,927)	(5,970)
Net income	$3,376	$4,291	$7,293	$9,181
Basic net income per common share	$0.16	$0.20	$0.33	$0.42
Diluted net income per common share	$0.16	$0.19	$0.33	$0.42
Basic weighted average common shares outstanding	21,677,299	21,642,163	21,787,434	21,640,191
Diluted weighted average common shares outstanding	21,735,829	22,099,791	21,843,591	22,073,254
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$7,293	$9,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,195	8,381
Amortization of deferred financing costs	—	129
Deferred income tax expense	4,086	4,952
Amortization of stock based compensation	1,104	1,710
Provision for doubtful accounts, service credits and other	716	597
Adjustment of non-cash transaction taxes	(97)	(229)
(Gain) Loss on disposals of property and equipment	(166)	3
Changes in assets and liabilities:
Accounts receivable	2,239	(5,478)
Prepaid expenses and other assets	741	850
Accounts payable, accrued liabilities and accrued compensation and benefits	(4,510)	(3,076)
Deferred revenue and customer deposits	3,070	1,331
Net cash provided by operating activities	21,671	18,351
Cash flows from investing activities:
Purchase of property and equipment	(3,033)	(5,036)
Proceeds from disposals of property and equipment	180	59
Net cash used in investing activities	(2,853)	(4,977)
Cash flows from financing activities:
Cash dividends to stockholders	(6,069)	(5,414)
Purchase of common stock	(3,475)	—
Net cash used in financing activities	(9,544)	(5,414)
Net increase in cash and cash equivalents	9,274	7,960
Cash and cash equivalents, beginning of period	107,869	89,075
Cash and cash equivalents, end of period	$117,144	$97,035
Supplemental disclosure:
Interest paid	$2	$3
Income taxes paid	$337	$884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — Spôk Holdings, Inc. and its subsidiaries (collectively, “Spok” or the “Company”) deliver smart, reliable solutions to help protect the health, well-being, and safety of people around the globe. Organizations worldwide rely on Spok for workflow improvement, secure texting, paging services, contact center optimization, and public safety response.

The Company continues to enhance the way people communicate in critical situations. Critical communications occur when minutes and seconds matter, and lives are on the line. For example, Spok helps doctors reach other clinicians quickly to treat patients and supports 9-1-1 operators who dispatch assistance for callers in distress. People who improve and save lives rely upon technology to communicate when seconds matter, which is why our customers choose Spok. Our diverse product offerings help them communicate safely, securely, and efficiently when fast response is key, no matter what situations they face.

We work with organizations worldwide in a variety of industries, including healthcare, public safety, government, hospitality, large enterprise, and education. Each month, we deliver millions of messages across a host of devices - from smartphones and pagers, to tablets and Wi-Fi enabled devices - so information is delivered when and where it matters most.

Healthcare organizations represent our largest customer base. Today, these organizations are facing unprecedented challenges. In the U.S., many healthcare organizations are dealing with reduced reimbursements, compliance requirements, and other financial pressures. More than ever, staff cannot waste time looking for information, people, supplies, or open beds. Notifications must go to the right people at the right time. Doctors need a way to find one another for important conversations, and automated information sharing from clinical systems needs to be embraced for efficient care and interaction. Organizations require plans for what tools are supported, how information is encrypted in messages, how to remove sensitive information from lost or stolen smartphones, and the best way to manage access to web directories and on-call schedules.

Technology can effectively enable hospitals to address these challenges. Improved communications through technology can have a domino effect that impacts nearly every area of the hospital, including the financial challenges. Reimbursements are directly tied to patient satisfactions scores, which in turn are affected by improved response to patient requests as well as speedier discharge procedures. Improving communications can move the needle in a positive direction for these factors. Spok spans the patient care continuum within the hospital, providing communication solutions for all those who are responsible directly or indirectly for patient care. From clinical alarm/alert management technology to on-call schedules and preferred devices, to mobile devices of all types, to the contact center, Spok technology extends throughout the reach of patient care.

Public safety is another area in which Spok products are relied upon. Our customers seek advanced technology to respond to emergency calls that come in via mobile devices. Estimates are that as much as 70 percent of 9-1-1 calls are made from cell phones. 9-1-1 callers also want to use text messaging and video when communicating with public safety answering points about emergencies. We have recognized this as the future and our strategic direction. The way public safety organizations handle response is truly changing, and the technology capabilities that can address these changes are known as next-generation 9-1-1 ("NG9-1-1"). Our customers want to be able to track down a 9-1-1 caller’s exact location-even if the caller is unable to speak for any reason-and be able to handle incoming videos at the 9-1-1 call center. We also have to support mobile first responders with smartphone solutions like traceable text messaging and reliable paging even during disasters when cellular service is down. Mobile solutions are critical for continuity of response and protecting safety.

In recent years, smartphones and apps have become an integral part of our daily lives, and Spok customers rely on us for our secure texting app. However, even as usage of smartphones, tablets, and wearables grows, it is important to recognize that paging's survivable architecture and cost effectiveness retain clear advantages over cellular service in many instances. Paging has been essential to workflows and emergency response for well over 30 years. And the value of paging remains high today.

If anything, the proliferation of smartphones is making paging even more critical to the medical and public safety sectors from a redundancy perspective. In an emergency, cellular networks can become congested or a local cellular site can be down due to power loss, preventing a message from getting through on a timely basis. In fact, emergencies of all sizes and scopes have indicated that no single wireless technology should be relied upon exclusively, and having multiple options is the best way to ensure a message gets through.

When critical communications matter, Spok delivers.
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
The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2014, is unaudited. The condensed consolidated balance sheet at December 31, 2014 has been derived from, but does not include all the disclosures contained in the audited consolidated financial statements as of and for the year ended December 31, 2014. In management’s opinion, our unaudited condensed consolidated statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature.
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
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. When ASU 2014-09 was issued, it was effective for annual reporting periods beginning after December 15, 2016, for publicly traded companies and any interim periods that fall within that reporting period. Early application was not permitted. On July 9, 2015, the FASB voted to defer the effective date of the standard for one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, for publicly traded companies and any interim periods that fall within that reporting period. Early adoption of the standard is permitted for annual reporting periods beginning after December 15, 2016, for publicly traded companies and any interim periods that fall within that reporting period. We continue to evaluate the potential impact from this ASU on our consolidated financial statements.
The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not selected a transition method.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Other receivables	$251	$751
Tax receivables	92	155
Deposits	862	420
Deferred cost of goods sold	150	—
Prepaid insurance	327	517
Prepaid rent	111	234
Prepaid repairs and maintenance	1,503	917
Prepaid taxes	415	279
Prepaid commissions	2,201	2,935
Prepaid expenses	715	1,042
Total prepaid expenses and other	$6,627	$7,250
Deposits increased by $0.4 million during the six months ended June 30, 2015 primarily due to an increase in deposits to two vendors. Other receivables decreased by $0.5 million during the six months ended June 30, 2015 primarily due to the reclassification of a deposit to long term receivables from short term receivables. Prepaid insurance and prepaid rent decreased by $0.2 million and $0.1 million, respectively, as the balances have been recognized as expense over time. Prepaid repairs and maintenance increased by $0.6 million for the six months ended June 30, 2015 due to the renewal of certain contracts that will be recognized over a twelve month period. Prepaid commissions decreased by $0.7 million during the six month period ending June 30, 2015 as the revenue from the associated projects has been recognized. Deferred cost of goods sold of $0.2 million represents inventory that has shipped to customers and has not been invoiced and not recognized as revenue.
(6) Inventory — Inventory of $1.9 million and $2.7 million at June 30, 2015 and December 31, 2014, respectively, consisted of third-party hardware and software held for resale. We value our inventory based on the lower of cost or current market value.
(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended June 30, 2015 and 2014 were $3.4 million and $4.4 million, respectively; and for the six months ended June 30, 2015 and 2014 were $7.2 million and $8.4 million, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Depreciation	$2,162	$2,665	$4,369	$5,291
Amortization	1,120	1,499	2,495	2,715
Accretion	166	188	331	375
Total depreciation, amortization and accretion	$3,448	$4,352	$7,195	$8,381

(8) Goodwill and Amortizable Intangible Assets — Goodwill at June 30, 2015 and December 31, 2014 was $133.0 million. Goodwill is evaluated in the fourth quarter of each year and when events or circumstances suggest a potential impairment has occurred. There were no indicators of impairment as of June 30, 2015.
Amortizable intangible assets at June 30, 2015 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom Software, Inc. in 2011 and IMCO Technologies Corporation in 2012. Such intangibles are being amortized over periods ranging from two to ten years.
The gross carrying amount of amortizable intangible assets was $41.6 million at June 30, 2015 and the accumulated amortization was $24.4 million. The net consolidated balance of amortizable intangible assets consisted of the following:

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		June 30, 2015
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(10,834)	$14,168
Acquired technology	2 - 4	8,453	(8,168)	285
Non-compete agreements	3	2,370	(2,297)	73
Trademarks	3	5,754	(3,077)	2,677
Total amortizable intangible assets		$41,579	$(24,376)	$17,203
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining six months ending December 31, 2015	$2,240
For the year ending December 31:
2016	4,160
2017	2,886
2018	2,500
2019	2,500
Thereafter	2,917
Total amortizable intangible assets	$17,203
(9) Other Assets — Other assets were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Deposits	$938	$189
Prepaid royalty	242	242
Other assets	384	431
Total other assets	$1,564	$862
(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Accounts payable	$2,668	$2,784
Accrued network costs	1,054	1,072
Accrued taxes	4,865	4,195
Asset retirement obligations	379	342
Accrued outside services	1,005	1,101
Accrued accounting and legal	462	275
Accrued recognition awards	250	345
Accrued other	545	696
Deferred rent	77	77
Escheat liability	12	—
Lease incentive	40	147
Dividends payable - 2011 Long-Term Incentive Plan ("LTIP")	—	637
Capital lease payable	13	17
Total accounts payable and accrued liabilities	$11,370	$11,688

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The issuance of our common stock associated with the vesting of restricted stock units (“RSUs”) awarded under the 2011 Long-Term Incentive Plan ("LTIP") were made during the first quarter of 2015 (the line item Dividends payable - 2011 LTIP). The issuance of our common stock associated with the vesting of RSUs awarded under the 2015 LTIP is expected to be made during the first quarter of 2018. Therefore, the related dividends payable (the line item Dividends payable - 2015 LTIP) is classified as a long-term liability.
(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2015, we had recognized cumulative asset retirement costs of $2.8 million. We recorded nominal charges and as a result, the total cumulative asset retirement cost remains $2.8 million at June 30, 2015. The asset retirement cost additions during the six months ended June 30, 2015 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2015	$342	$6,805	$7,147
Accretion	62	269	331
Additions	—	28	28
Reclassifications	59	(59)	—
Amounts paid	(84)	—	(84)
Balance at June 30, 2015	$379	$7,043	$7,422
The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2015.
(12) Deferred Revenue — Deferred revenue at June 30, 2015 was $27.2 million for the current portion and $0.8 million for the non-current portion. Deferred revenue at December 31, 2014 was $24.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue primarily consists of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represents a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represents a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or the delivery otherwise meets our revenue recognition criteria.
(13) Accrued Compensation and Benefits — Accrued compensation and benefits was $13.3 million at June 30, 2015 and $14.0 million at December 31, 2014. The decrease of $0.7 relates to the payment of the 2014 Short-Term Incentive Plan ("STIP") in the first quarter of 2015 and the timing of payroll payments.
(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Asset retirement obligations	$7,043	$6,805
Dividends payable — 2015 LTIP	64	—
Escheat liability	145	220
Capital lease payable	2	6
Lease incentive	560	426
Deferred rent	371	404
Royalty payable	270	270
Total other long-term liabilities	$8,455	$8,131

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
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the six months ended June 30, 2015 consisted of:

(Dollars in thousands)
Balance at January 1, 2015	$279,059
Net income for the six months ended June 30, 2015	7,293
Cash dividends declared	(5,497)
Amortization of stock based compensation	1,104
Stock repurchase - 2011 LTIP	(3,825)
Stock repurchase - other	(3,475)
Other	(268)
Balance at June 30, 2015	$274,391
General. At June 30, 2015 and December 31, 2014, there were 21,566,905 and 21,978,762 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
The following table summarizes the activities under the 2012 Equity Incentive Award Plan (the "2012 Equity Plan") from inception through June 30, 2015:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	209,382
Add: Restricted shares of common stock ("restricted stock") forfeited by non-executive member of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Common stock awarded to eligible employees	(5,820)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(65,113)
Less: STIP	(41,702)
Less: 2015 LTIP RSUs awarded to eligible employees	(255,925)
Total equity securities available at June 30, 2015	1,481,513

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2015 LTIP On December 9, 2014, our Board of Directors adopted a long-term incentive program (over a 36 month vesting period) that included a stock component in the form of RSUs. The 2015 LTIP provides eligible employees the opportunity to earn RSUs based upon the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the performance period”), and continued employment with the Company. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or on or after the third business day following the day that we file our 2017 Annual Report on Form 10-K ("2017 Annual Report”) with the SEC but in no event later than December 31, 2018. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.

On January 2, 2015, our Board of Directors granted 254,777 RSUs to eligible employees under the 2012 Equity plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement with a grant date fair value of $4.4 million (net of estimated forfeitures). During the second quarter of 2015, 1,148 shares were issued to individuals who became eligible to participate in the plan. As of June 30, 2015 there were 255,925 RSUs outstanding relating to the 2015 LTIP. A total of $0.6 million was included in stock based compensation expense for the three months ended June 30, 2015 relating to the 2015 LTIP.
The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the three months ended June 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at April 1, 2015	254,777	$17.36
Granted	1,148	17.36
Vested	—	—
Forfeited	—	—
Non-vested RSUs at June 30, 2015	255,925	$17.36	$3,339	30

The following table reflects the stock based compensation expense for the awards under the 2015 LTIP and predecessor 2011 LTIP:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Equity Awards	2015	2014	2015	2014
	(Dollars in thousands)

2011 LTIP	$—	$542	$—	$1,556
2015 LTIP	569	—	919	—
Board of Directors Compensation	93	82	185	154
Total stock based compensation	$662	$624	$1,104	$1,710
The $0.6 million in stock based compensation expense for the 2015 LTIP for the three months ended June 30, 2015 relates to the 255,925 shares granted through June 30, 2015 to eligible employees. The 2011 LTIP vested on December 31, 2014 and was subsequently paid to eligible employees and therefore, we did not incur any additional expense in 2015 related to the 2011 LTIP. The increase in the Board of Directors compensation reflects the quarterly issuance of restricted stock to each director as part of their annual compensation for service on the Board of Directors.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2015. Cash dividends paid as disclosed in the statements of cash flows for the six months ended June 30, 2015 and 2014 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 4	March 18	March 30	$0.125	$2,715
April 30	May 22	June 25	0.125	2,713
	Total		$0.125	$5,428

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On July 28, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of August 19, 2015, and a payment date of September 10, 2015. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. On October 29, 2014, the Board of Directors extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. During the three months ended June 30, 2015, we purchased 177,330 shares of common stock for $3.0 million. For the six months ended June 30, 2015, we purchased 204,797 shares of common stock for $3.5 million.
The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance				$15,000
January 1 through January 31, 2015	16,031	16.92	16,031	14,729
February 1 through February 28, 2015	1,234	16.98	1,234	14,708
March 1 through March 31, 2015	230,532	17.34	10,202	14,536
April 1 through April 30, 2015	—	—	—	14,536
May 1 through May 30, 2015	38,898	16.94	38,898	13,876
June 1, through June 30, 2015	138,432	16.98	138,432	11,531
Total	425,127	$17.17	204,797

Other. For 2015, the Board of Directors intends to return a total of $26.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends.
Additional Paid-in Capital. For the six months ended June 30, 2015, additional paid-in capital decreased by $6.5 million to $120.2 million at June 30, 2015 from $126.7 million at December 31, 2014. The decrease in the six months ended June 30, 2015 was due primarily to the repurchase of shares of common stock for income tax withholding resulting from the issuance of common stock under the 2011 LTIP.
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

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share amounts)
Net income	$3,376	$4,291	$7,293	$9,181
Weighted average shares of common stock outstanding	21,677,299	21,642,163	21,787,434	21,640,191
Dilutive effect of restricted stock and RSUs	58,530	457,628	56,157	433,063
Weighted average shares of common stock and common stock equivalents	21,735,829	22,099,791	21,843,591	22,073,254
Net income per common share
Basic	$0.16	$0.20	$0.33	$0.42
Diluted	$0.16	$0.19	$0.33	$0.42

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Operating Expense Category	2015	2014	2015	2014
	(Dollars in thousands)
Cost of revenue	$34	$81	$67	$162
Service, rental and maintenance	29	(17)	57	22
Selling and marketing	51	131	102	262
General and administrative	548	429	878	1,264
Total stock based compensation	$662	$624	$1,104	$1,710

The decrease in stock based compensation expense during the six months ended June 30, 2015, compared to the same period in 2015, was due to the 2015 LTIP as compared to the 2011 LTIP, which fully vested on December 31, 2014. Fewer RSUs were granted under the 2015 LTIP resulting in lower stock based compensation expense in 2015.
(17) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions as required.
At June 30, 2015, we had total deferred income tax assets of $134.1 million and a valuation allowance of $114.1 million resulting in an estimated recoverable amount of deferred income tax assets of $20.0 million. This reflects a change from the December 31, 2014 balance of deferred income tax assets of $138.3 million and a valuation allowance of $114.2 million resulting in an estimated recoverable amount of $24.1 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2015 taxable income.
We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. During the fourth quarter of each year, we prepare a five year forecast of taxable income which, among other information, is used to assess the probability that our deferred tax assets will be recovered.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.
As of June 30, 2015, we had approximately $308.6 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Section 382 of the Internal Revenue Code limited NOLs, as of January 1, 2015, were $44.3 million which may be used at a rate of $6.1 million per year, and is included in the total Federal NOLs.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18) Related Party Transactions — A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended June 30, 2015 and 2014, we incurred site rent expenses of $1.0 million and $1.1 million, respectively, and for the six months ended June 30, 2015 and 2014, we incurred site rent expenses of $2.0 million and $2.1 million respectively, from the entity on which the individual serves as a director. Site rent expenses are included in service, rental and maintenance expenses.
(19) Commitments and Contingencies — There have been no material changes during the three months or six months ended June 30, 2015 to the commitments and contingencies previously reported in the 2014 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spōk Holdings, Inc. and its subsidiaries (“Spok” or the “Company”) (formerly USA Mobility, Inc.) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
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
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2014 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of income or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the statements of income and financial position of Spok. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2014 Annual Report and our unaudited condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to the Condensed Consolidated Financial Statements.
Spok, acting through its indirect wholly-owned operating subsidiary, Spōk, Inc., delivers smart, reliable solutions to help protect the health, well-being and safety of people around the globe. Organizations worldwide rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. When critical communications matter, Spok delivers. For both the three and six months ended June 30, 2015, wireless and software revenue represented approximately 63% and 37%, respectively of our consolidated revenue. For both the three and six months ended June 30, 2014, wireless and software revenue represented approximately 68% and 32%, respectively of our consolidated revenue.
The following tables indicate the wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Three Months Ended June 30, 2015				For the Three Months Ended June 30, 2014
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$21,554	$11,632	$33,186	69.2%	$22,616	$10,589	$33,205	67.7%
Government	2,020	2,984	5,004	10.4%	2,437	1,757	4,194	8.5%
Large Enterprise	2,981	616	3,597	7.5%	3,603	476	4,079	8.3%
Other (1)	2,778	1,214	3,992	8.3%	3,762	751	4,513	9.2%
Total Direct	29,333	16,446	45,779	95.4%	32,418	13,573	45,991	93.7%
Total Indirect	889	1,301	2,190	4.6%	1,100	2,003	3,103	6.3%
Total	$30,222	$17,747	$47,969	100.0%	$33,518	$15,576	$49,094	100.0%

(1) Other includes hospitality, resort and billable travel revenue.

	For the Six Months Ended June 30, 2015				For the Six Months Ended June 30, 2014
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$43,116	$22,980	$66,096	68.8%	$46,022	$20,556	$66,578	67.1%
Government	4,101	6,346	10,447	10.9%	4,949	3,477	8,426	8.5%
Large Enterprise	6,065	1,149	7,214	7.5%	7,335	1,017	8,352	8.4%
Other (1)	5,804	2,128	7,932	8.3%	7,320	1,165	8,485	8.6%
Total Direct	59,086	32,603	91,689	95.4%	65,626	26,215	91,841	92.6%
Total Indirect	1,826	2,592	4,418	4.6%	2,243	5,129	7,372	7.4%
Total	$60,912	$35,195	$96,107	100.0%	$67,869	$31,344	$99,213	100.0%

The following table indicates the percentage of our paging units in service by key market segments as of the dates stated and illustrates the relative significance of these market segments to our wireless revenue:

Market Segment	As of June 30, 2015	As of March 31, 2015	As of June 30, 2014
Healthcare	75.9%	74.7%	73.0%
Government	7.4%	7.7%	8.3%
Large Enterprise	7.2%	7.6%	7.8%
Other	5.7%	6.0%	6.6%
Total Direct	96.2%	96.0%	95.7%
Total Indirect	3.8%	4.0%	4.3%
Total	100.0%	100.0%	100.0%
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
Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue	2015	2014	2015	2014
	(Dollars in thousands)
Paging revenue	$28,782	$31,458	$58,273	$64,354
Product and other revenue	1,440	2,060	2,639	3,515
Total wireless revenue	$30,222	$33,518	$60,912	$67,869

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of June 30, 2015		As of March 31, 2015		As of June 30, 2014
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,167	96.4%	1,180	95.9%	1,243	95.7%
Indirect	44	3.6%	50	4.1%	56	4.3%
Total	1,211	100.0%	1,230	100.0%	1,299	100.0%
The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of June 30, 2015		As of March 31, 2015		As of June 30, 2014
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,127	93.1%	1,141	92.8%	1,208	93.0%
Two-way messaging	84	6.9%	89	7.2%	91	7.0%
Total	1,211	100.0%	1,230	100.0%	1,299	100.0%
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	June 30, 2015		March 31, 2015		June 30, 2014
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	40	53	28	52	50	76
Indirect	—	6	1	3	1	3
Total	40	59	29	55	51	79
The following table sets forth information on our direct units in service by account size at specified dates:

	As of June 30, 2015		As of March 31, 2015		As of June 30, 2014
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	32	2.8%	33	2.8%	39	3.1%
4 to 10 Units	19	1.6%	20	1.7%	23	1.8%
11 to 50 Units	47	4.0%	49	4.2%	56	4.5%
51 to 100 Units	33	2.8%	32	2.7%	38	3.1%
101 to 1000 Units	244	20.9%	252	21.4%	275	22.1%
> 1000 Units	792	67.9%	794	67.2%	812	65.4%
Total direct units in service	1,167	100.0%	1,180	100.0%	1,243	100.0%

The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2015	March 31, 2015	June 30, 2014
1 to 3 Units	(2.9)%	(6.2)%	(4.1)%
4 to 10 Units	(5.0)%	(6.2)%	(5.4)%
11 to 50 Units	(4.1)%	(4.6)%	(3.2)%
51 to 100 Units	0.2%	(4.1)%	(8.7)%
101 to 1000 Units	(3.0)%	(3.9)%	(2.5)%
> 1000 Units	(0.2)%	(0.8)%	(1.2)%
Total direct net unit loss %	(1.1)%	(2.0)%	(2.0)%
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
The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	June 30, 2015	March 31, 2015	June 30, 2014
Direct	$7.93	$7.99	$8.06
Indirect	6.19	6.01	6.39
Total	7.86	7.91	7.98
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenue to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate related changes in our revenue. The decrease in consolidated ARPU for the quarter ended June 30, 2015 from the quarter ended June 30, 2014 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels for the remainder of 2015. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2015	March 31, 2015	June 30, 2014
1 to 3 Units	$14.52	$14.52	$14.86
4 to 10 Units	14.11	14.07	14.12
11 to 50 Units	12.13	12.02	12.00
51 to 100 Units	10.42	10.26	10.18
101 to 1000 Units	8.78	8.81	8.58
> 1000 Units	6.90	6.95	7.00
Total direct ARPU	$7.93	$7.99	$8.06
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue.
Operations revenue consists of license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application or equipment (typically for one year). We recognize equipment revenue when it is shipped or delivered to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively. License, professional services and maintenance revenue is recognized ratably over the longer of the period of professional services delivered to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement.
The breakout of software revenue by component was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Subscription	$419	$377	$817	$660
License	3,011	2,497	5,606	5,426
Services	4,609	3,558	9,627	7,488
Equipment	1,301	1,614	2,675	2,864
Operations revenue	9,340	8,046	18,725	16,438
Maintenance revenue	8,407	7,530	16,470	14,906
Total software revenue	$17,747	$15,576	$35,195	$31,344
On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings increased by 10.9% and 8.0% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase reflects the continuing success of our software sales force in closing business and expanding market penetration with new customers, as well as selling additional solutions to our installed customer base.
The following table summarizes total bookings for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Bookings	2015	2014	2015	2014
	(Dollars in thousands)
Operations and new maintenance orders	$10,547	$11,018	$19,349	$19,706
Maintenance and subscription renewals	10,480	7,941	19,418	16,174
Total bookings	$21,027	$18,959	$38,767	$35,880
We reported a software backlog of $43.5 million at June 30, 2015, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at April 1, 2015	$40,551
Operations bookings	10,547
Maintenance and subscription renewals	10,480
Available backlog	$61,578
Operations revenue	(9,340)
Maintenance revenue	(8,407)
Other(1)	(307)
Total backlog at June 30, 2015	$43,524

(1)	Other reflects cancellations and adjustments to backlog.
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
We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three and six months ended June 30, 2015 and 2014.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 608 full-time equivalent employees (“FTEs”) at June 30, 2015, a decrease of 1.3% from 615 FTEs at June 30, 2014. The change in the number of FTEs reflects adjustments to our workforce resulting from the changing nature of our revenues. Software revenue is anticipated to increase, while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 3.2% to 4,290 active transmitters at June 30, 2015 from 4,431 active transmitters at June 30, 2014.
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

Statements of Income
Comparison of the Statements of Income for the Three Months Ended June 30, 2015 and 2014

	For the Three Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$30,222	$33,518	$(3,296)	(9.8)%
Software revenue	17,747	15,576	2,171	13.9%
Total	$47,969	$49,094	$(1,125)	(2.3)%
Selected operating expenses:
Cost of revenue	$9,131	$7,180	$1,951	27.2%
Service, rental and maintenance	11,003	11,420	(417)	(3.7)%
Selling and marketing	6,790	7,780	(990)	(12.7)%
General and administrative	10,472	10,990	(518)	(4.7)%
Severance and restructuring	1,504	4	1,500	37,500.0%
Total	$38,900	$37,374	$1,526	4.1%
FTEs	608	615	(7)	(1.1)%
Active transmitters	4,290	4,431	(141)	(3.2)%
Revenue — Wireless
Our wireless revenue was $30.2 million and $33.5 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Paging revenue:
One-way messaging	$25,252	$27,415
Two-way messaging	3,530	4,043
Total paging revenue	28,782	31,458
Product and other revenue	1,440	2,060
Total wireless revenue	$30,222	$33,518
The table below sets forth units in service and paging revenue, the changes in each between the three months ended June 30, 2015 and 2014 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of June 30,			For the Three Months Ended June 30,			Change Due To:
	2015	2014	Change	2015 (1)	2014 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,127	1,208	(81)	$25,252	$27,415	$(2,163)	$(266)	$(1,897)
Two-way messaging	84	91	(7)	3,530	4,043	(513)	(137)	(376)
Total	1,211	1,299	(88)	$28,782	$31,458	$(2,676)	$(403)	$(2,273)

(1)	Amounts shown exclude non-paging revenue.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
Our software revenue was $17.7 million and $15.6 million for the three months ended June 30, 2015 and 2014, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Operations revenue	$9,340	$8,046
Maintenance revenue	8,407	7,530
Total software revenue	$17,747	$15,576
The increase in operations revenue primarily reflects an increase in the average revenue per project compared to the same period in 2014. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended June 30, 2015 and 2014 were 99.8% and 99.5%, respectively.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$4,274	$3,827	$447	11.7%
Cost of sales	3,801	2,232	1,569	70.3%
Stock based compensation	34	81	(47)	(58.0)%
Other	1,022	1,040	(18)	(1.7)%
Total cost of revenue	$9,131	$7,180	$1,951	27.2%
FTEs	188	176	12	6.8%
As illustrated in the table above, cost of revenue for the three months ended June 30, 2015 increased $2.0 million, or 27.2%, from the same period in 2014. This increase was driven by a change in the product mix delivered to our customers, which resulted in higher equipment costs and third-party professional services expenses associated with the increase in the implementation of software sales orders.

•
Payroll and related — The increase of $0.4 million in payroll and related expenses was due primarily to higher average payroll and related expenses for professional services and maintenance support personnel.

•
Cost of sales — The increase of $1.6 million in cost of sales expenses was primarily due to higher third-party professional services expenses associated with the increase in sales orders and increased billable travel related those orders. The increase in cost of sales also included a one-time charge of $0.8 million related to missing or obsolete inventory.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Site rent	$3,783	$3,981	$(198)	(5.0)%
Telecommunications	1,288	1,669	(381)	(22.8)%
Payroll and related	4,555	4,434	121	2.7%
Stock based compensation	29	(17)	46	(270.6)%
Other	1,348	1,353	(5)	(0.4)%
Total service, rental and maintenance	$11,003	$11,420	$(417)	(3.7)%
FTEs	156	159	(3)	(1.9)%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2015 decreased $0.4 million, or 3.7%, from the same period in 2014 due to the following significant variances:

•
Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 3.2% from June 30, 2014 to June 30, 2015.

•
Telecommunications — The decrease of $0.4 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2015, and as we reduce telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and product development, product strategy and quality assurance personnel. The payroll and related expenses increased by $0.1 million for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 despite a reduction of 3 FTEs as the average salary paid per employee increased from the prior year.

•	Other — Other expenses, such as outside services, remained flat for the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014.
Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$3,732	$4,099	$(367)	(9.0)%
Commissions	1,792	2,087	(295)	(14.1)%
Stock based compensation	51	131	(80)	(61.1)%
Other	1,215	1,463	(248)	(17.0)%
Total selling and marketing	$6,790	$7,780	$(990)	(12.7)%
FTEs	140	145	(5)	(3.4)%
As indicated in the table above, selling and marketing expenses for the three months ended June 30, 2015 decreased $1.0 million, or 12.7%, from the same period in 2014. Selling and marketing expenses consisted primarily of payroll and related expenses, which decreased slightly due to 5 fewer FTEs compared to the same period last year due to the consolidation of the wireless and software sales force in 2015.
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

Commission expenses decreased by $0.3 million due primarily to the impact of a change in the commission plan incentives, which lowered the commission paid on the sale of certain products.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$4,611	$4,440	$171	3.9%
Stock based compensation	548	429	119	27.7%
Bad debt	140	134	6	4.5%
Facility rent	841	899	(58)	(6.5)%
Telecommunications	374	399	(25)	(6.3)%
Outside services	1,728	1,719	9	0.5%
Taxes, licenses and permits	1,150	1,383	(233)	(16.8)%
Other	1,080	1,587	(507)	(31.9)%
Total general and administrative	$10,472	$10,990	$(518)	(4.7)%
FTEs	124	135	(11)	(8.1)%
As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2015 decreased $0.5 million, or 4.7%, from the same period in 2014 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses increased by $0.2 million despite a reduction of 11 FTEs to 124 FTEs at June 30, 2015 from 135 FTEs at June 30, 2014 due to a higher average salary per employee.

•
Stock based compensation — The increase of $0.1 million in stock based compensation expenses is primarily driven by increased expense during the three months ended June 30, 2015 due to a change in the estimated service period for an executive under the 2015 LTIP.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.2 million was primarily due to lower sales and use tax.

•
Other — The decrease of $0.5 million in other expenses was due primarily to a bond refund of $0.3 million, an unclaimed property refund of $0.1 million and a decrease in various other expenses of $0.1 million.

Severance and Restructuring. Severance and restructuring expenses were $1.5 million for the three months ended June 30, 2015 compared to a nominal expense for the same period in 2014. The increase reflects a one-time charge primarily due to the departure of an executive.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.4 million for the three months ended June 30, 2015 compared to $4.4 million for the same period in 2014. The decrease is primarily related to less capital expenditure purchases for pagers during three months ended June 30, 2015 as compared to the three months ended June 30, 2014, which impacted depreciation expense.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended June 30, 2015 was $2.5 million, a decrease of $0.3 million from the $2.8 million income tax expense for the same period in 2014 due primarily to lower income before income tax expense in the second quarter of 2015, which was partially offset by the a change in deferred tax rates for the second quarter of 2015 which increased the quarterly income tax expense by $0.2 million. We did not adjust the deferred income tax asset valuation allowance as of June 30, 2015. The following is the effective tax rate reconciliation for the three months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended June 30,
	2015		2014
	(Dollars in thousands)
Income before income tax expense	$5,888		$7,110
Federal income tax expense at the statutory rate	$2,061	35.0%	$2,489	35.0%
State income taxes, net of Federal benefit	250	4.2%	306	4.3%
Foreign rate differential	26	0.4%	—	—%
Change in deferred rates	156	2.6%	—	—%
Other	19	0.3%	24	0.3%
Income tax expense	$2,512	42.7%	$2,819	39.6%

Statements of Income
Comparison of the Statements of Income for the Six Months Ended June 30, 2015 and 2014

	For the Six Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$60,912	$67,869	$(6,957)	(10.3)%
Software revenue	35,195	31,344	3,851	12.3%
Total	$96,107	$99,213	$(3,106)	(3.1)%
Selected operating expenses:
Cost of revenue	$17,944	$13,985	$3,959	28.3%
Service, rental and maintenance	22,260	23,212	(952)	(4.1)%
Selling and marketing	13,838	15,026	(1,188)	(7.9)%
General and administrative	21,473	23,125	(1,652)	(7.1)%
Severance and restructuring	1,504	24	1,480	6,166.7%
Total	$77,019	$75,372	$1,647	2.2%
FTEs	608	615	(7)	(1.1)%
Active transmitters	4,290	4,431	(141)	(3.2)%

Revenue — Wireless
Our wireless revenue was $60.9 million and $67.9 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Six Months Ended June 30, 2015
	2015	2014
	(Dollars in thousands)
Paging revenue:
One-way messaging	$51,070	$56,030
Two-way messaging	7,203	8,324
Total paging revenue	58,273	64,354
Product and other revenue	2,639	3,515
Total wireless revenue	$60,912	$67,869

The table below sets forth units in service and paging revenue, the changes in each between the six months ended June 30, 2015 and 2014 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of June 30,			For the Six Months Ended June 30,			Change Due To:
	2015	2014	Change	2015 (1)	2014 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,127	1,208	(81)	$51,070	$56,030	$(4,960)	$(642)	$(4,318)
Two-way messaging	84	91	(7)	7,203	8,324	(1,121)	(376)	(745)
Total	1,211	1,299	(88)	$58,273	$64,354	$(6,081)	$(1,018)	$(5,063)

(1)	Amounts shown exclude non-paging revenue.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decrease in number of subscribers and related units in service.
Revenue — Software
Our software revenue was $35.2 million and $31.3 million for the six months ended June 30, 2015 and 2014, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Operations revenue	$18,725	$16,438
Maintenance revenue	16,470	14,906
Total software revenue	$35,195	$31,344
The increase in operations revenue primarily reflects an increase in the number of customer implementations compared to the same period in 2014. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the six months ended June 30, 2015 and 2014 were 99.7% and 99.5%, respectively.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Six Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$8,431	$7,786	$645	8.3%
Cost of sales	7,421	4,149	3,272	78.9%
Stock based compensation	68	162	(94)	(58.0)%
Other	2,024	1,888	136	7.2%
Total cost of revenue	$17,944	$13,985	$3,959	28.3%
FTEs	188	176	12	6.8%
As illustrated in the table above, cost of revenue for the six months ended June 30, 2015 increased $4.0 million or 28.3% from the same period in 2014 due to the following significant variances:

•	Payroll and related — The increase of $0.6 million in payroll and related expenses was due primarily an increase in the number of professional services and maintenance support personnel.

•
Cost of sales — The increase of $3.3 million in cost of sales expenses was primarily due to higher third-party professional services expenses associated with the increase in sales orders and increased billable travel expense related to those sales. The increase in cost of sales also included a one-time charge of $0.8 million related to missing or obsolete inventory.

•	Other — The increase of $0.1 million in other expenses was primarily due to higher travel and professional services training.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Six Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Site rent	$7,549	$7,996	$(447)	(5.6)%
Telecommunications	2,631	3,405	(774)	(22.7)%
Payroll and related	9,207	9,028	179	2.0%
Stock based compensation	58	22	36	163.6%
Other	2,815	2,761	54	2.0%
Total service, rental and maintenance	$22,260	$23,212	$(952)	(4.1)%
FTEs	156	159	(3)	(1.9)%
As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2015 decreased $1.0 million, or 4.1%, from the same period in 2014 due to the following significant variances:

•
Site rent — The decrease of $0.5 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 3.2% from June 30, 2014 to June 30, 2015.

•
Telecommunications — The decrease of $0.8 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2015 and as we reduce telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel, product development, product strategy and quality assurance personnel. The increase in payroll and related expenses of $0.2 million was due to higher average payroll and related expense per employee despite the reduction in FTEs.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Six Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$7,648	$8,197	$(549)	(6.7)%
Commissions	3,628	4,039	(411)	(10.2)%
Stock based compensation	102	262	(160)	(61.1)%
Other	2,460	2,528	(68)	(2.7)%
Total selling and marketing	$13,838	$15,026	$(1,188)	(7.9)%
FTEs	140	145	(5)	(3.4)%
As indicated in the table above, selling and marketing expenses for the six months ended June 30, 2015 decreased by $1.2 million, or 7.9%, from the same period in 2014 due to the following significant variances:

•
Payroll and related - The decrease of $0.5 million was primarily due to a decrease of 5 FTEs from 145 to 140 compared to the same period last year reflecting the consolidation of the wireless and software sales force in 2015.

•
Commissions - The decrease in commission expense of $0.4 million was primarily due to lower commission expense related to the contracts for which revenue was recognized for the six months ended June 30, 2015 as compared to the same period in 2014.

•	Stock based compensation - decreased by $0.2 million due primarily to the difference in the number of shares issued and duration of the 2011 LTIP and 2015 LTIP plans.
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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Six Months Ended June 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$9,490	$9,236	$254	2.8%
Stock based compensation	877	1,264	(387)	(30.6)%
Bad debt	300	220	80	36.4%
Facility rent	1,782	1,821	(39)	(2.1)%
Telecommunications	707	794	(87)	(11.0)%
Outside services	3,514	3,481	33	0.9%
Taxes, licenses and permits	2,275	2,447	(172)	(7.0)%
Other	2,528	3,862	(1,334)	(34.5)%
Total general and administrative	$21,473	$23,125	$(1,652)	(7.1)%
FTEs	124	135	(11)	(8.1)%
As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2015 decreased by $1.7 million, or 7.1%, from the same period in 2014 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses increased by $0.3 million due to higher average payroll and related expense per FTE which offset the reduction in FTEs.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 15). Stock based compensation expenses decreased by $0.4 million due primarily to lower compensation expense associated with the awards under the 2015 LTIP.

•
Bad debt — The increase of $0.1 million in bad debt expenses related to software sales, which resulted from an increase in the revenues during the six months ended June 30, 2015 as compared to the same period in 2014.

•	Taxes, license and permits — Taxes, license and permits expenses decreased by $0.2 million mainly due to lower Universal Service Fees and Sales and Use tax.

•
Other — The decrease of $1.3 million in other expenses was due primarily to a $0.8 million decrease in one-time billing credits, a bond refund of $0.3 million, an unclaimed property refund of $0.1 million received in 2015 and various other expenses of $0.1 million.

Severance and Restructuring. Severance and restructuring expenses were $1.5 million for the six months ended June 30, 2015 compared to a nominal expense for the same period in 2014. The increase reflects a one-time charge primarily due to the departure of an executive in June 2015.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $7.2 million for the six months ended June 30, 2015 compared to $8.4 million for the same period in 2014. The decrease was primarily due to a decrease in depreciation expense for the period of $0.5 million for paging devices, $0.3 million for computer equipment and $0.1 million for transmitters, as well as a $0.2 million decrease in amortization expense for intangibles and a decrease in other expenses of $0.1 million.

Income Tax Expense
Income Tax Expense. Income tax expense for the six months ended June 30, 2015 was $4.9 million, which represents a decrease of $1.1 million from the $6.0 million income tax expense for the same period in 2014 and was primarily a result of lower income before income tax expense. We did not adjust the deferred income tax asset valuation allowance as of June 30, 2015. The following is the effective tax rate reconciliation for the six months ended June 30, 2015 and 2014, respectively:

	For the Six Months Ended June 30,
	2015		2014
	(Dollars in thousands)
Income before income tax expense	$12,220		$15,151
Federal income tax expense at the statutory rate	$4,277	35.0%	$5,303	35.0%
State income taxes, net of Federal benefit	519	4.2%	651	4.3%
Foreign rate differential	11	0.1%	—	—%
Change in deferred rates	78	0.6%	—	—%
Other	42	0.3%	16	0.1%
Income tax expense	$4,927	40.3%	$5,970	39.4%
The increase in the effective tax rate for the six months ended June 30, 2015 results primarily from the change in the rate applied to the gross deferred tax assets.
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2015, we had cash and cash equivalents of $117.1 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of June 30, 2015, our available cash on hand was $117.1 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2015, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Six Months Ended June 30,		Change Between 2015 and 2014
	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$21,671	$18,351	$3,320
Net cash used in investing activities	(2,853)	(4,977)	(2,124)
Net cash used in financing activities	(9,544)	(5,414)	4,130
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

	For the Six Months Ended June 30,		Change Between 2015 and 2014
	2015	2014
	(Dollars in thousands)
Cash received from customers	$102,366	$96,181	$6,185
Cash paid for —
Payroll and related costs	40,602	40,932	(330)
Site rent costs	7,430	7,906	(476)
Telecommunication costs	3,363	4,239	(876)
Interest costs	2	3	(1)
Other operating costs	29,298	24,750	4,548
	80,695	77,830	2,865
Net cash provided by operating activities	$21,671	$18,351	$3,320
Net cash provided by operating activities increased by $3.3 million for the six months ended June 30, 2015 compared to the same period in 2014 due to an increase in cash received from customers of $6.2 million, which was partially off-set by an increase in operating costs of $2.9 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase of cash received from customers of $6.2 million was driven by an increase in deferred revenue of $3.1 million and a decrease in accounts receivables of $3.0 million and other of $0.1 million.
The increase in cash paid for operating activities of $2.9 million was as follows:

•	Cash payments for payroll and related costs decreased $0.3 million as a result of the lower employee count.

•
Cash payments for other operating costs increased $4.5 million. The increase was due primarily to higher cost of product sold of $3.4 million and a $0.9 million decrease in accounts payment during the period.

•	Cash payments for site rent costs decreased $0.5 million. This decrease was due primarily to the rationalization of our network resulting in fewer transmitter locations.

•	Cash payments for telecommunication costs decreased $0.9 million. This decrease was due primarily to the consolidation of our networks.
Net Cash Used In Investing Activities. Net cash used in investing activities decreased by $2.1 million for the six months ended June 30, 2015 compared to the same period in 2014 due primarily to lower capital expenses for property and equipment.
Net Cash Used In Financing Activities. Net cash used in financing activities increased by $4.1 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the payment of $0.6 million in accumulated cash dividends earned on vested RSUs from the 2011 LTIP in 2014 and $3.5 million used for the repurchase of common stock.
Future Cash Dividends to Stockholders. On July 28, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of August 19, 2015, and a payment date of September 10, 2015. This cash dividend of approximately $2.7 million will be paid from available cash on hand.
Common Stock Repurchase Program. The Board of Directors on October 29, 2014 extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. For the three months ended June 30, 2015, we purchased 177,330 shares under the plan for $3.0 million. For the six months ended June 30, 2015, we purchased 204,797 shares under the plan for $3.5 million.
Other. For the year ended December 31, 2015, the Board of Directors intends to return a total of $26.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends from available cash on hand.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended June 30, 2015 and 2014 was approximately $4.6 million and $4.7 million, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $9.4 and $9.5 million, respectively.
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
Non-GAAP Financial Measures
We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan ("STIP") and LTIP. That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment. (EBITDA is defined as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP and LTIP performance, OCF was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating income	$5,621	$7,368	$11,893	$15,460
Plus: Depreciation, amortization and accretion	3,448	4,352	7,195	8,381
EBITDA (as defined by the Company)	9,069	11,720	19,088	23,841
Less: Purchases of property and equipment	(1,992)	(2,393)	(3,033)	(5,036)
OCF (as defined by the Company)	$7,077	$9,327	$16,055	$18,805

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2015, we had no outstanding debt and no revolving credit facility.

Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. Virtually all transactions are currently billed and denominated in United States dollars and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2014 Annual Report have not materially changed during the quarter ended June 30, 2015.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance				$15,000
January 1 through January 31, 2015	16,031	16.92	16,031	14,729
February 1 through February 28, 2015	1,234	16.98	1,234	14,708
March 1 through March 31, 2015	230,532	17.34	10,202	14,536
April 1 through April 30, 2015	—	—	—	14,536
May 1 through May 30, 2015	38,898	16.94	38,898	13,876
June 1, through June 30, 2015	138,432	16.98	138,432	11,531
Total	425,127	$17.17	204,797

Item 5. Other Matters.
(a). On July 29, 2015, Spok Holdings, Inc. (the “Company”) held its 2015 Annual Meeting of Stockholders (the “Annual Meeting”). There were 21,739,412 shares of common stock eligible to vote, of which 20,310,268 shares were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect eight directors; to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2015; and to approve, on an advisory basis, the compensation of the Company’s named executive officers (the “NEOs”). No other business was transacted.
Nominees for election to the Board of Directors were approved by a plurality of the votes properly cast by holders of the common stock present in person or by proxy at the Annual Meeting, each share being entitled to one vote. Shares withheld from voting on the election of directors, including broker non-votes, had no effect on the outcome of the election of directors. Eight directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed.
The results of the election of the directors; the ratification of the appointment of Grant Thornton LLP; and the advisory vote on the compensation of the Company’s NEOs; were as follows:

Election of Directors:	Votes For	Votes Withheld	Broker Non-Votes
N. Blair Butterfield	18,741,488	228,791	1,339,989
Nicholas A Gallopo	18,742,000	228,279	1,339,989
Stacia A. Hylton	18,575,619	394,660	1,339,989
Vincent D. Kelly	18,743,520	226,759	1,339,989
Brian O’Reilly	18,738,581	231,698	1,339,989
Matthew Oristano	18,737,959	232,320	1,339,989
Samme L. Thompson	18,730,341	239,938	1,339,989
Royce Yudkoff	18,729,344	240,935	1,339,989
Ratification of the Appointment of:	Votes For	Votes Against	Abstentions	Broker Non-Votes
Grant Thornton LLP	19,993,257	159,302	157,709	—
Advisory Vote on the Approval of:	Votes For	Votes Against	Abstentions	Broker Non-Votes
NEO compensation	18,625,525	179,892	164,862	1,339,989

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 30, 2015(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 30, 2015(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 30, 2015(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 30, 2015(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

SPŌK HOLDINGS, INC.

Dated: July 30, 2015	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 30, 2015(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 30, 2015(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 30, 2015(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 30, 2015(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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