Form 10-Q
period 2015-09-30
Spok Holdings, Inc
filed 2015-10-29
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
21,001,425 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of October 23, 2015.

SPŌK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,383	$107,869
Accounts receivable, net	22,034	24,969
Prepaid expenses and other	5,497	7,250
Inventory	1,896	2,673
Deferred income tax assets, net	1,509	2,194
Total current assets	144,319	144,955
Property and equipment, net	15,377	17,395
Goodwill	133,031	133,031
Other intangible assets, net	16,083	19,698
Deferred income tax assets, net	15,563	21,949
Other assets	1,554	862
TOTAL ASSETS	$325,927	$337,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$9,340	$11,688
Accrued compensation and benefits	10,785	14,041
Deferred revenue	28,177	24,034
Total current liabilities	48,302	49,763
Deferred revenue	796	937
Other long-term liabilities	8,692	8,131
TOTAL LIABILITIES	57,790	58,831
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	113,313	126,678
Retained earnings	154,822	152,379
TOTAL STOCKHOLDERS’ EQUITY	268,137	279,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,927	$337,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless revenue	$29,375	$32,855	$90,287	$100,724
Software revenue	16,806	16,936	52,002	48,280
Total revenue	46,181	49,791	142,289	149,004
Operating expenses:
Cost of revenue	7,871	8,000	25,816	21,985
Service, rental and maintenance	11,117	10,988	33,376	34,200
Selling and marketing	6,572	7,072	20,409	22,098
General and administrative	10,410	10,866	31,883	33,991
Severance and restructuring	141	545	1,645	569
Depreciation, amortization and accretion	3,413	4,247	10,608	12,628
Total operating expenses	39,524	41,718	123,737	125,471
Operating income	6,657	8,073	18,552	23,533
Interest income (expense), net	1	(63)	3	(194)
Other income (expense), net	784	(2)	1,110	(180)
Income before income tax expense	7,442	8,008	19,665	23,159
Income tax expense	(3,222)	(3,356)	(8,150)	(9,326)
Net income	$4,220	$4,652	$11,515	$13,833
Basic net income per common share	$0.20	$0.21	$0.53	$0.64
Diluted net income per common share	$0.20	$0.21	$0.53	$0.63
Basic weighted average common shares outstanding	21,301,311	21,651,347	21,623,612	21,643,951
Diluted weighted average common shares outstanding	21,352,838	22,135,554	21,687,526	22,089,892
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPŌK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$11,515	$13,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,608	12,628
Amortization of deferred financing costs	—	194
Deferred income tax expense	6,989	7,726
Amortization of stock based compensation	1,497	2,816
Provision for doubtful accounts, service credits and other	1,040	875
Adjustment of non-cash transaction taxes	(530)	(259)
Gain on disposals of property and equipment	(794)	(2)
Changes in assets and liabilities:
Accounts receivable	1,896	(4,615)
Prepaid expenses and other assets	1,878	(240)
Accounts payable, accrued liabilities and accrued compensation and benefits	(8,446)	(1,968)
Deferred revenue and customer deposits	4,002	1,264
Other long-term liabilities	45	—
Net cash provided by operating activities	29,700	32,252
Cash flows from investing activities:
Purchase of property and equipment	(4,450)	(6,327)
Proceeds from disposals of property and equipment	807	63
Net cash used in investing activities	(3,643)	(6,264)
Cash flows from financing activities:
Cash dividends to stockholders	(8,739)	(8,123)
Purchase of common stock	(11,804)	—
Net cash used in financing activities	(20,543)	(8,123)
Net increase in cash and cash equivalents	5,514	17,865
Cash and cash equivalents, beginning of period	107,869	89,075
Cash and cash equivalents, end of period	$113,383	$106,940
Supplemental disclosure:
Interest paid	$2	$7
Income taxes paid	$1,169	$1,327

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

Technology can effectively enable hospitals to address these challenges. Improved communications through technology can have a domino effect that impacts nearly every area of the hospital, including the financial challenges. Reimbursements are directly tied to patient satisfactions scores, which in turn are affected by improved response to patient requests as well as speedier discharge procedures. Improving communications can have a positive impact on these factors. Spok spans the patient care continuum within the hospital, providing communication solutions for all those who are responsible directly or indirectly for patient care. From clinical alarm/alert management technology to on-call schedules and preferred devices, to mobile devices of all types, to the contact center, Spok technology extends throughout the reach of patient care.

Spok products are also used in the public safety sectors. Our customers seek advanced technology to respond to emergency calls received via mobile devices. Estimates are that as much as 70 percent of 9-1-1 calls are made from cell phones. 9-1-1 callers also want to use text messaging and video when communicating with public safety answering points about emergencies. We have recognized this as the future and our strategic direction. The way public safety organizations handle response is truly changing, and the technology capabilities that can address these changes are known as next-generation 9-1-1 ("NG9-1-1"). Our customers want to be able to track down a 9-1-1 caller’s exact location-even if the caller is unable to speak for any reason-and be able to handle incoming videos at the 9-1-1 call center. We also have to support mobile first responders with smartphone solutions like traceable text messaging and reliable paging even during disasters when cellular service is down. Mobile solutions are critical for continuity of response and protecting safety.

In recent years, smartphones and apps have become an integral part of our daily lives, and Spok customers rely on us for our secure texting app. However, even as usage of smartphones, tablets, and wearable devices grows, it is important to recognize that paging's survivable architecture and cost effectiveness retain clear advantages over cellular service in many instances. Paging has been essential to workflow and emergency response for well over 30 years. And the value of paging remains high today.

If anything, the proliferation of smartphones is making the redundancy of paging even more critical to the medical and public safety sectors. In an emergency, cellular networks can become congested or a local cellular site can be down due to power loss, preventing a message from being received on a timely basis. In fact, emergencies of all sizes and scopes have indicated that no single wireless technology should be relied upon exclusively, and having multiple options is the best way to ensure a message gets through.

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
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. When ASU 2014-09 was issued, it was effective for annual reporting periods beginning after December 15, 2016, for publicly traded companies and any interim periods that fall within that reporting period. Early application was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date of ASU 2014-09 for one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, for publicly traded companies and any interim periods that fall within that reporting period. Early adoption of ASU 2014-09 is permitted for annual reporting periods beginning after December 15, 2016, for publicly traded companies and any interim periods that fall within that reporting period. We continue to evaluate the potential impact from this ASU on our consolidated financial statements.
The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not selected a transition method.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Prepaid Expenses and Other — Prepaid expenses and other consisted of the following:

	September 30, 2015	December 31, 2014

Other receivables	$1	$751
Tax receivables	84	155
Deposits	869	420
Prepaid insurance	179	517
Prepaid rent	131	234
Prepaid repairs and maintenance	1,157	917
Prepaid taxes	340	279
Prepaid commissions	1,900	2,935
Prepaid expenses	836	1,042
Total prepaid expenses and other	$5,497	$7,250
Deposits increased by $0.4 million during the nine months ended September 30, 2015 primarily due to an increase in two vendor deposits. Other receivables decreased by $0.8 million during the nine months ended September 30, 2015, primarily due to the reclassification of a deposit to long-term deposits from other receivables. Prepaid insurance and prepaid rent decreased by $0.3 million and $0.1 million, respectively, as the balances have been recognized as expense over time during the nine months ended September 30, 2015. Prepaid repairs and maintenance increased by $0.2 million for the nine months ended September 30, 2015 due to the renewal of certain contracts that will be recognized over a twelve month period. Prepaid commissions decreased by $1.0 million during the nine months ended September 30, 2015 as the revenue from the associated projects has been recognized. Commission rates on certain products changed in 2015, which in part lead to the reduction in prepaid commissions during the nine months ended September 30, 2015.
(6) Inventory — Inventory of $1.9 million and $2.7 million at September 30, 2015 and December 31, 2014, respectively, consisted of third-party hardware and software held for resale. We value our inventory based on the lower of cost or current market value.
(7) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended September 30, 2015 and 2014 were $3.4 million and $4.2 million, respectively; and for the nine months ended September 30, 2015 and 2014 were $10.6 million and $12.6 million, respectively. The consolidated expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Depreciation Expense	$2,127	$2,555	$6,496	$7,846
Amortization Expense	1,120	1,503	3,615	4,218
Accretion Expense	166	189	497	564
Total	$3,413	$4,247	$10,608	$12,628

(8) Goodwill and Amortizable Intangible Assets — Goodwill at September 30, 2015 and December 31, 2014 was $133.0 million. Goodwill is evaluated in the fourth quarter of each year and when events or circumstances suggest a potential impairment has occurred. There were no indicators of impairment as of September 30, 2015.
Amortizable intangible assets at September 30, 2015 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom Software, Inc. in 2011 and IMCO Technologies Corporation in 2012. Such intangibles are being amortized over periods ranging from two to ten years.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount of amortizable intangible assets was $41.6 million at September 30, 2015 and the accumulated amortization was $25.5 million. The net consolidated balance of amortizable intangible assets consisted of the following:

		September 30, 2015
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(11,459)	$13,543
Acquired technology and product license	2 - 4	8,453	(8,253)	200
Non-compete agreements	3	2,370	(2,324)	46
Trademarks	3	5,754	(3,460)	2,294
Total amortizable intangible assets		$41,579	$(25,496)	$16,083
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining three months ending December 31, 2015	$1,120
For the year ending December 31:
2016	4,160
2017	2,886
2018	2,500
2019	2,500
Thereafter	2,917
Total amortizable intangible assets	$16,083
(9) Other Assets — Other assets were as follows:

	September 30, 2015	December 31, 2014

Deposits	$935	$189
Prepaid royalty	234	242
Other assets	385	431
Total other assets	$1,554	$862
Deposits increased $0.7 million during the nine months ended September 30, 2015 primarily due to a reclassification of long-term deposits from other receivables.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	September 30, 2015	December 31, 2014

Accounts payable	$1,578	$2,784
Accrued network costs	1,021	1,072
Accrued taxes	4,225	4,195
Asset retirement obligations	327	342
Accrued outside services	959	1,101
Accrued accounting and legal	322	275
Accrued recognition awards	340	345
Accrued other	430	696
Deferred rent	76	77
Escheat liability	12	—
Lease incentive	40	147
Dividends payable - 2011 LTIP	—	637
Capital lease payable	10	17
Total accounts payable and accrued liabilities	$9,340	$11,688
Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. The issuance of our common stock associated with the vesting of restricted stock units (“RSUs”) awarded under the 2011 Long-Term Incentive Plan ("LTIP") were made during the first quarter of 2015 (the line item Dividends payable - 2011 LTIP). The issuance of our common stock associated with the vesting of RSUs awarded under the 2015 LTIP is expected to be made during the first quarter of 2018. Therefore, the related dividends payable (the line item Dividends payable - 2015 LTIP) is classified as a long-term liability. Accounts payable decreased $1.2 million during the nine months ended September 30, 2015 due to the timing related to the payment of invoices.
(11) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2015, we had recognized cumulative asset retirement costs of $2.8 million. During 2015, we have recorded nominal charges and as a result, the total cumulative asset retirement cost remains $2.8 million at September 30, 2015. The asset retirement cost additions during the nine months ended September 30, 2015 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2015	$342	$6,805	$7,147
Accretion	93	404	497
Additions	—	45	45
Reclassifications	20	(20)	—
Amounts paid	(128)	—	(128)
Balance at September 30, 2015	$327	$7,234	$7,561
The balances above were included with accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2015.
(12) Deferred Revenue — Deferred revenue at September 30, 2015 was $28.2 million for the current portion and $0.8 million for the non-current portion. Deferred revenue at December 31, 2014 was $24.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue primarily consists of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represents a contractual liability to provide maintenance support over a defined

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of time for which payment has generally been received. Unearned software license and professional services revenue represents a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or the delivery otherwise meets our revenue recognition criteria.
(13) Accrued Compensation and Benefits — Accrued compensation and benefits was $10.8 million at September 30, 2015 and $14.0 million at December 31, 2014. The decrease of $3.2 million reflects a nine month accrual for the Short-Term Incentive Plan ("STIP") at September 30, 2015 versus a twelve month accrual at December 31, 2014. and the timing of payroll payments.
(14) Other Long-Term Liabilities — Other long-term liabilities consisted of the following:

	September 30, 2015	December 31, 2014

Asset retirement obligations	$7,234	$6,805
Dividends payable - 2015 LTIP	96	—
Escheat liability	209	220
Capital lease payable	1	6
Lease incentive	538	426
Deferred rent	352	404
Royalty payable	262	270
Total other long-term liabilities	$8,692	$8,131
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
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the nine months ended September 30, 2015 consisted of:

(Dollars in thousands)
Balance at January 1, 2015	$279,059
Net income for the nine months ended September 30, 2015	11,515
Cash dividends declared	(8,197)
Amortization of stock based compensation	1,497
Stock repurchase - 2011 LTIP	(3,825)
Stock repurchase - other	(11,804)
Other	(108)
Balance at September 30, 2015	$268,137
General. At September 30, 2015 and December 31, 2014, there were 21,069,454 and 21,978,762 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the 2012 Equity Incentive Award Plan (the "2012 Equity Plan") from inception through September 30, 2015:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	209,382
Add: 2015 LTIP RSUs forfeited by eligible employees	9,792
Add: Restricted shares of common stock ("restricted stock") forfeited by non-executive member of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Common stock awarded to eligible employees	(5,820)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(70,607)
Less: STIP	(41,702)
Less: 2015 LTIP RSUs awarded to eligible employees	(260,899)
Total equity securities available at September 30, 2015	1,480,837
2015 LTIP. On December 9, 2014, our Board of Directors adopted a long-term incentive program (over a 36 month vesting period) that included a stock component in the form of RSUs. The 2015 LTIP provides eligible employees the opportunity to earn RSUs based upon the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the performance period”), and continued employment with the Company. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or on or after the third business day following the day that we file our 2017 Annual Report on Form 10-K ("2017 Annual Report”) with the SEC but in no event later than December 31, 2018. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.
On January 2, 2015, our Board of Directors granted 254,777 RSUs to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement with a grant date fair value of $4.4 million (net of estimated forfeitures). During the third quarter of 2015, 4,974 RSUs were issued with a grant date fair value of $0.1 million to individuals who became eligible to participate in the plan. For the nine months ended September 30, 2015, 6,122 RSUs with a grant date fair value of $0.2 million were issued to individuals who became eligible to participate in the plan. Additionally, 9,792 RSUs were forfeited by eligible employees who left the company during the period. As of September 30, 2015 there were 251,107 RSUs outstanding relating to the 2015 LTIP. A total of $0.4 million was included in stock based compensation expense for the three months ended September 30, 2015 relating to the 2015 LTIP.
The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the three months ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at July 1, 2015	255,925	$17.36
Granted	4,974	16.72
Vested	—	—
Forfeited	(9,792)	17.36
Non-vested RSUs at September 30, 2015	251,107	$17.35	$2,860	27

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the stock based compensation expense for the awards under the 2015 LTIP and predecessor 2011 LTIP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Equity Awards	2015	2014	2015	2014
	(Dollars in thousands)
Common stock	$—	$85	$—	$85
2011 LTIP	—	930	—	2,486
2015 LTIP	301	—	1,220	—
Board of Directors Compensation	93	91	277	245
Total stock based compensation	$394	$1,106	$1,497	$2,816
The $0.4 million in stock based compensation expense for the 2015 LTIP for the three months ended September 30, 2015 relates to the 251,107 RSUs granted through September 30, 2015 to eligible employees. The 2011 LTIP vested on December 31, 2014 and was subsequently paid to eligible employees and therefore, we did not incur any additional expense in 2015 related to the 2011 LTIP. The increase in the Board of Directors compensation reflects the quarterly issuance of restricted stock to each director as part of their annual compensation for service on the Board of Directors.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2015. Cash dividends paid as disclosed in the statements of cash flows for the nine months ended September 30, 2015 and 2014 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
March 4	March 18	March 30	$0.125	$2,715
April 30	May 22	June 25	0.125	2,713
July 28	August 19	September 10	0.125	2,666
	Total		$0.375	$8,094

(1)	The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On October 28, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock and a special dividend of $0.125 per share of common stock, both with a record date of November 18, 2015, and a payment date of December 10, 2015. These cash dividends of approximately $5.2 million will be paid from available cash on hand.
Common Stock Repurchase Program. On October 29, 2014, the Board of Directors extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. During the three months ended September 30, 2015, we purchased 502,942 shares of common stock for $8.3 million. For the nine months ended September 30, 2015, we purchased 707,739 shares of common stock for $11.8 million. At our current rate of stock repurchases, we expect to fully exhaust the funds in the existing common stock repurchase program in the fourth quarter of 2015.
On October 28, 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority of $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the existing common stock repurchase program.

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)(2)
				(Dollars in thousands)
Beginning Balance				$15,000
January 1 through January 31, 2015	16,031	16.92	16,031	14,729
February 1 through February 28, 2015	1,234	16.98	1,234	14,708
March 1 through March 31, 2015	230,532	17.34	10,202	14,536
April 1 through April 30, 2015	—	—	—	14,536
May 1 through May 30, 2015	38,898	16.94	38,898	13,876
June 1, through June 30, 2015	138,432	16.98	138,432	11,531
July 1, through July 31, 2015	182,826	16.38	182,826	8,545
August 1, through August 31, 2015	156,408	16.63	156,408	5,950
September 1, through September 30, 2015	163,708	16.69	163,708	3,224
Total	928,069	$16.84	707,739

Other. For 2015, the Board of Directors intends to return a minimum of $26.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends.
Additional Paid-in Capital. For the nine months ended September 30, 2015, additional paid-in capital decreased by $13.4 million to $113.3 million at September 30, 2015 from $126.7 million at December 31, 2014. The decrease in the nine months ended September 30, 2015 was due primarily to the repurchase of shares of common stock through the stock repurchase program and the repurchase of shares of common stock for income tax withholding resulting from the issuance of common stock under the 2011 LTIP.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share and per share amounts)
Net income	$4,220	$4,652	$11,515	$13,833
Weighted average shares of common stock outstanding	21,301,311	21,651,347	21,623,612	21,643,951
Dilutive effect of restricted stock and RSUs	51,527	484,207	63,914	445,941
Weighted average shares of common stock and common stock equivalents	21,352,838	22,135,554	21,687,526	22,089,892
Net income per common share
Basic	$0.20	$0.21	$0.53	$0.64
Diluted	$0.20	$0.21	$0.53	$0.63

SPŌK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Stock Based Compensation — Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating Expense Category	2015	2014	2015	2014
	(Dollars in thousands)
Cost of revenue	$33	$108	$101	$270
Service, rental and maintenance	29	56	86	78
Selling and marketing	16	151	118	413
General and administrative	316	791	1,192	2,055
Total stock based compensation	$394	$1,106	$1,497	$2,816

The decrease in stock based compensation expense during the nine months ended September 30, 2015, compared to the same period in 2015, was due to the use of the 2015 LTIP as compared to the 2011 LTIP, which fully vested on December 31, 2014. Fewer RSUs were granted under the 2015 LTIP resulting in lower stock based compensation expense in 2015.
(17) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions as required.
At September 30, 2015, we had total deferred income tax assets of $131.2 million and a valuation allowance of $114.1 million resulting in an estimated recoverable amount of deferred income tax assets of $17.1 million. This reflects a change from the December 31, 2014 balance of deferred income tax assets of $138.3 million and a valuation allowance of $114.2 million resulting in an estimated recoverable amount of $24.1 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2015 taxable income and an adjustment of our deferred income tax rate.
We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our operations that is used in evaluating the recoverability of our deferred tax assets. During the fourth quarter of 2015, after we complete the multi-year forecast, we will evaluate the recoverability of our deferred tax assets.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.
As of September 30, 2015, we had approximately $308.1 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Section 382 of the Internal Revenue Code limits the utilization of approximately $119.6 million of these NOLs to $6.1 million per year.
(18) Related Party Transactions — A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2015 and 2014, we incurred site rent expenses of $1.0 million and $1.0 million, respectively, and for the nine months ended September 30, 2015 and 2014, we incurred site rent expenses of $3.1 million and $3.2 million respectively, from the entity on which the individual serves as a director. Site rent expenses are included in service, rental and maintenance expenses.
(19) Commitments and Contingencies — There have been no material changes during the three months or nine months ended September 30, 2015 to the commitments and contingencies previously reported in the 2014 Annual Report except as noted below.
In February 2015, we amended an existing agreement with a vendor for network services over a forty-seven month contract term. Spok has a remaining purchase commitment of $1.7 million as of September 30, 2015 with an expiration date of January 2019.

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
Spok, acting through its indirect wholly-owned operating subsidiary, Spōk, Inc., delivers smart, reliable solutions to help protect the health, well-being and safety of people around the globe. Organizations worldwide rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. When critical communications matter, Spok delivers. For the three and nine months ended September 30, 2015, wireless revenue represented approximately 64% and 63% and software revenue represented approximately 36% and 37%, respectively of our consolidated revenue. For the three and nine months ended September 30, 2014, wireless revenue represented approximately 66% and 68% and software revenue represented approximately 34% and 32%, respectively of our consolidated revenue.
The following tables indicate the wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Three Months Ended September 30, 2015				For the Three Months Ended September 30, 2014
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$21,143	$11,340	$32,483	70.3%	$22,130	$10,871	$33,001	66.4%
Government	1,986	2,418	4,404	9.5%	2,298	2,609	4,907	9.9%
Large Enterprise	2,808	778	3,586	7.8%	3,314	533	3,847	7.7%
Other (1)	2,607	800	3,407	7.4%	4,060	1,026	5,086	10.2%
Total Direct	28,544	15,336	43,880	95.0%	31,802	15,039	46,841	94.1%
Total Indirect	831	1,470	2,301	5.0%	1,053	1,897	2,950	5.9%
Total	$29,375	$16,806	$46,181	100.0%	$32,855	$16,936	$49,791	100.0%

(1) Other includes hospitality, resort and billable travel revenue.

	For the Nine Months Ended September 30, 2015				For the Nine Months Ended September 30, 2014
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$64,259	$34,320	$98,579	69.3%	$68,152	$31,427	$99,579	66.8%
Government	6,087	8,764	14,851	10.4%	7,248	6,087	13,335	8.9%
Large Enterprise	8,873	1,927	10,800	7.6%	10,649	1,550	12,199	8.2%
Other (1)	8,412	2,928	11,340	8.0%	11,380	2,191	13,571	9.1%
Total Direct	87,631	47,939	135,570	95.3%	97,429	41,255	138,684	93.1%
Total Indirect	2,656	4,063	6,719	4.7%	3,295	7,025	10,320	6.9%
Total	$90,287	$52,002	$142,289	100.0%	$100,724	$48,280	$149,004	100.0%

The following table indicates the percentage of our paging units in service by key market segments as of the dates stated and illustrates the relative significance of these market segments to our wireless revenue:

Market Segment	As of September 30, 2015	As of June 30, 2015	As of September 30, 2014
Healthcare	76.3%	75.9%	73.6%
Government	7.2%	7.4%	7.9%
Large Enterprise	7.2%	7.2%	7.8%
Other	5.6%	5.7%	6.4%
Total Direct	96.3%	96.2%	95.7%
Total Indirect	3.7%	3.8%	4.3%
Total	100.0%	100.0%	100.0%
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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement.
We market and distribute our communication services and solutions through a direct sales force and an indirect sales channel.
Direct. The direct sales force rents or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and Federal, state and local government agencies. We will continue to market to commercial enterprises, especially healthcare organizations, that are interested in our communication solutions. We maintain a sales presence in key markets throughout the United States in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate groups, such as our Key Account Management team, focused on retaining and selling additional products and services to our key healthcare accounts as well as a team selling to government and national accounts. The direct sales force targets unified communications leadership such as chief information officers, information technology directors, telecommunications directors and contact center managers. Additionally, for certain of our software solutions, we target clinical leadership including chief medical officers and chief nursing officers. The timing for a direct sale varies by the type of service or solution that is being offered, but a software solution sale may take from 6 to 18 months to close depending on the type of software solution.
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
Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue	2015	2014	2015	2014
	(Dollars in thousands)
Paging revenue	$28,196	$30,776	$86,469	$95,130
Product and other revenue	1,179	2,079	3,818	5,594
Total wireless revenue	$29,375	$32,855	$90,287	$100,724

The following table summarizes the breakdown of our direct and indirect units in service at specified dates:

	As of September 30, 2015		As of June 30, 2015		As of September 30, 2014
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
			(Units in thousands)
Direct	1,149	96.4%	1,167	96.4%	1,220	95.8%
Indirect	43	3.6%	44	3.6%	54	4.2%
Total	1,192	100.0%	1,211	100.0%	1,274	100.0%
The following table summarizes the breakdown of our one-way and two-way units in service at specified dates:

	As of September 30, 2015		As of June 30, 2015		As of September 30, 2014
Service Type	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
One-way messaging	1,111	93.2%	1,127	93.1%	1,185	93.0%
Two-way messaging	81	6.8%	84	6.9%	89	7.0%
Total	1,192	100.0%	1,211	100.0%	1,274	100.0%
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Three Months Ended
	September 30, 2015		June 30, 2015		September 30, 2014
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
			(Units in thousands)
Direct	35	53	40	53	44	67
Indirect	1	2	—	6	1	3
Total	36	55	40	59	45	70
The following table sets forth information on our direct units in service by account size at specified dates:

	As of September 30, 2015		As of June 30, 2015		As of September 30, 2014
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 3 Units	31	2.7%	32	2.8%	37	3.0%
4 to 10 Units	18	1.5%	19	1.6%	22	1.8%
11 to 50 Units	44	3.9%	47	4.0%	53	4.3%
51 to 100 Units	31	2.7%	33	2.8%	36	3.0%
101 to 1000 Units	238	20.7%	244	20.9%	267	21.9%
> 1000 Units	787	68.5%	792	67.9%	805	66.0%
Total direct units in service	1,149	100.0%	1,167	100.0%	1,220	100.0%
The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2015	June 30, 2015	September 30, 2014
1 to 3 Units	(4.1)%	(2.9)%	(4.8)%
4 to 10 Units	(5.3)%	(5.0)%	(4.0)%
11 to 50 Units	(4.8)%	(4.1)%	(5.2)%
51 to 100 Units	(5.4)%	0.2%	(5.2)%
101 to 1000 Units	(2.5)%	(3.0)%	(2.9)%
> 1000 Units	(0.6)%	(0.2)%	(1.0)%
Total direct net unit loss %	(1.5)%	(1.1)%	(1.9)%
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

The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Three Months Ended
Distribution Channel	September 30, 2015	June 30, 2015	September 30, 2014
Direct	$7.88	$7.93	$8.05
Indirect	6.21	6.19	6.32
Total	7.82	7.86	7.97
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenue to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate related changes in our revenue. The decrease in consolidated ARPU for the quarter ended September 30, 2015 from the quarter ended September 30, 2014 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels for the remainder of 2015. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2015	June 30, 2015	September 30, 2014
1 to 3 Units	$14.34	$14.52	$14.65
4 to 10 Units	14.11	14.11	14.04
11 to 50 Units	12.03	12.13	11.95
51 to 100 Units	10.48	10.42	10.16
101 to 1000 Units	8.79	8.78	8.69
> 1000 Units	6.87	6.90	6.99
Total direct ARPU	$7.88	$7.93	$8.05
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
The breakout of software revenue by component was as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Subscription	$392	$458	$1,209	$1,118
License	1,456	2,374	7,063	7,800
Services	4,600	4,305	14,227	11,793
Equipment	1,434	1,930	4,110	4,794
Operations revenue	7,883	9,067	26,609	25,505
Maintenance revenue	8,923	7,869	25,393	22,775
Total software revenue	$16,806	$16,936	$52,002	$48,280

On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings decreased by 17.8% and 1.3% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease in bookings is due to lower than expected bookings in the Asia-Pacific region, which has been experiencing weaker economic conditions.
The following table summarizes total bookings for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Bookings	2015	2014	2015	2014
	(Dollars in thousands)
Operations and new maintenance orders	$9,271	$12,474	$28,621	$32,180
Maintenance and subscription renewals	7,475	7,888	26,893	24,062
Total bookings	$16,746	$20,362	$55,514	$56,242
We reported a software backlog of $41.6 million at September 30, 2015, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at July 1, 2015	$43,524
Operations bookings	9,271
Maintenance and subscription renewals	7,475
Available backlog	$60,270
Operations revenue	(7,883)
Maintenance revenue	(8,923)
Other(1)	(1,825)
Total backlog at September 30, 2015	$41,639

(1)	Other reflects cancellations and other adjustments to backlog.
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
We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three and nine months ended September 30, 2015 and 2014.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 605 full-time equivalent employees (“FTEs”) at September 30, 2015, a decrease of 0.2% from 606 FTEs at September 30, 2014. Software revenue is anticipated to increase, while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 1.8% to 4,277 active transmitters at September 30, 2015 from 4,355 active transmitters at September 30, 2014.
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
Statements of Income
Comparison of the Statements of Income for the Three Months Ended September 30, 2015 and 2014

	For the Three Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$29,375	$32,855	$(3,480)	(10.6)%
Software revenue	16,806	16,936	(130)	(0.8)%
Total	$46,181	$49,791	$(3,610)	(7.3)%
Selected operating expenses:
Cost of revenue	$7,871	$8,000	$(129)	(1.6)%
Service, rental and maintenance	11,117	10,988	129	1.2%
Selling and marketing	6,572	7,072	(500)	(7.1)%
General and administrative	10,410	10,866	(456)	(4.2)%
Severance and restructuring	141	545	(404)	(74.1)%
Total	$36,111	$37,471	$(1,360)	(3.6)%
FTEs	605	606	(1)	(0.2)%
Active transmitters	4,277	4,355	(78)	(1.8)%

Revenue — Wireless
Our wireless revenue was $29.4 million and $32.9 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Paging revenue:
One-way messaging	$24,798	$26,897
Two-way messaging	3,398	3,879
Total paging revenue	28,196	30,776
Product and other revenue	1,179	2,079
Total wireless revenue	$29,375	$32,855
The table below sets forth units in service and paging revenue, the changes in each between the three months ended September 30, 2015 and 2014 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of September 30,			For the Three Months Ended September 30,			Change Due To:
	2015	2014	Change	2015 (1)	2014 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,111	1,185	(74)	$24,798	$26,897	$(2,099)	$(380)	$(1,719)
Two-way messaging	81	89	(8)	3,398	3,879	(481)	(94)	(387)
Total	1,192	1,274	(82)	$28,196	$30,776	$(2,580)	$(474)	$(2,106)

(1)	Amounts shown exclude non-paging revenue.
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
Our software revenue was $16.8 million and $16.9 million for the three months ended September 30, 2015 and 2014, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Operations revenue	$7,883	$9,067
Maintenance revenue	8,923	7,869
Total software revenue	$16,806	$16,936
The decrease in operations revenue primarily reflects a decrease in the average revenue per project compared to the same period in 2014. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended September 30, 2015 and 2014 were 99.8% and 99.6%, respectively.

Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$4,277	$3,743	$534	14.3%
Cost of sales	2,549	3,098	(549)	(17.7)%
Stock based compensation	33	108	(75)	(69.4)%
Other	1,012	1,051	(39)	(3.7)%
Total cost of revenue	$7,871	$8,000	$(129)	(1.6)%
FTEs	189	178	11	6.2%
As illustrated in the table above, cost of revenue for the three months ended September 30, 2015 decreased $0.1 million, or 1.6%, from the same period in 2014. This decrease was driven by a lower cost of sales, offset by an increase in payroll and related due to higher headcount.

•
Payroll and related — The increase of $0.5 million in payroll and related expenses was due primarily to higher FTEs and average payroll and related expenses for professional services and maintenance support personnel.

•
Cost of sales — The decrease of $0.5 million in cost of sales expenses was primarily due to lower equipment costs associated with the decrease in equipment sales orders and lower third party software, which comprised a lower percentage of our overall software sales for the period.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	4,613	4,106	507	12.3%
Site rent	$3,763	$3,914	$(151)	(3.9)%
Telecommunications	1,392	1,455	(63)	(4.3)%
Stock based compensation	29	56	(27)	(48.2)%
Other	1,320	1,457	(137)	(9.4)%
Total service, rental and maintenance	$11,117	$10,988	$129	1.2%
FTEs	156	153	3	2.0%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2015 increased $0.1 million, or 1.2%, from the same period in 2014 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and product development, product strategy and quality assurance personnel. The payroll and related expenses increased by $0.5 million for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 due to an increase of 3 FTEs and an increase in the average salary paid per employee.

•
Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 1.8% from September 30, 2014 to September 30, 2015.

•
Telecommunications — The decrease of $0.1 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2015, and as we reduce telephone circuit inventory.

•
Other — Other expenses, such as outside services, decreased by $0.1 million for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 mainly due to lower repairs and maintenance expense.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$3,664	$3,859	$(195)	(5.1)%
Commissions	1,858	1,949	(91)	(4.7)%
Stock based compensation	16	151	(135)	(89.4)%
Other	1,034	1,113	(79)	(7.1)%
Total selling and marketing	$6,572	$7,072	$(500)	(7.1)%
FTEs	138	140	(2)	(1.4)%
As indicated in the table above, selling and marketing expenses for the three months ended September 30, 2015 decreased $0.5 million, or 7.1%, from the same period in 2014.

•
Payroll and related — The decrease of $0.2 million in payroll and related is primarily due to 2 fewer FTEs compared to the same period last year due to the consolidation of the wireless and software sales force in 2015.

•	Commissions — The decrease of $0.1 million in commission expense is due to lower software operations revenue compared to the same period in 2014.

•
Stock based compensation — The decrease of $0.1 million in stock based compensation expenses is primarily driven by the difference in the number of RSUs issued under the 2015 LTIP as opposed to the 2011 LTIP.

•	Other — The decrease of $0.1 million of other expenses is related to re-branding expenses that occurred in the third quarter of 2014 that did not occur in 2015.
The sales and marketing staff are all involved in selling our communication solutions domestically and internationally. These expenses support our efforts to maintain gross placements of units in service, which mitigate the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function, which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, website development, social media, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$4,320	$4,217	$103	2.4%
Stock based compensation	316	791	(475)	(60.1)%
Bad debt	113	136	(23)	(16.9)%
Facility rent	868	863	5	0.6%
Telecommunications	370	427	(57)	(13.3)%
Outside services	1,864	1,698	166	9.8%
Taxes, licenses and permits	1,068	1,225	(157)	(12.8)%
Other	1,491	1,509	(18)	(1.2)%
Total general and administrative	$10,410	$10,866	$(456)	(4.2)%
FTEs	122	135	(13)	(9.6)%
As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2015 decreased $0.5 million, or 4.2%, from the same period in 2014 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses increased by $0.1 million despite a reduction of 13 FTEs to 122 FTEs at September 30, 2015 from 135 FTEs at September 30, 2014 due to a higher average salary per employee.

•
Stock based compensation — The decrease of $0.5 million in stock based compensation expenses is primarily driven by the difference in the number of RSUs issued under the 2015 LTIP as opposed to the 2011 LTIP.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted of property, franchise, gross receipts and transactional taxes. The decrease in tax, license and permit expenses of $0.2 million was primarily due to lower gross receipts tax, sales and use tax and Universal Service Fees.

•	Other — Other expenses remained flat for the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014.
Severance and Restructuring. Severance and restructuring expenses were $0.1 million for the three months ended September 30, 2015 compared to $0.5 million for the same period in 2014.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.4 million for the three months ended September 30, 2015 compared to $4.2 million for the same period in 2014. The decrease is primarily related to less capital expenditure purchases for pagers during three months ended September 30, 2015 as compared to the three months ended September 30, 2014, which impacted depreciation expense.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended September 30, 2015 was $3.2 million, a decrease of $0.2 million from the $3.4 million income tax expense for the same period in 2014 due primarily to lower income before income taxes, which was partially offset by a change in deferred income tax rates for the third quarter of 2015, which increased quarterly income tax expense by $0.2 million. We did not adjust the deferred income tax asset valuation allowance as of September 30, 2015. The following is the effective tax rate reconciliation for the three months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30,
	2015		2014
	(Dollars in thousands)
Income before income tax expense	$7,442		$8,008
Federal income tax expense at the statutory rate	$2,605	35.0%	$2,803	35.0%
State income taxes, net of Federal benefit	254	3.4%	339	4.2%
Foreign rate differential	128	1.7%	—	—%
Change in deferred income tax rates	218	2.9%	—	—%
Other	17	0.2%	214	2.7%
Income tax expense	$3,222	43.3%	$3,356	41.9%

The change in the effective tax rate for the three months ended September 30, 2015 results primarily from the change in the rate applied to the gross deferred income tax assets.

Statements of Income
Comparison of the Statements of Income for the Nine Months Ended September 30, 2015 and 2014

	For the Nine Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Revenue:
Wireless revenue	$90,287	$100,724	$(10,437)	(10.4)%
Software revenue	52,002	48,280	3,722	7.7%
Total	$142,289	$149,004	$(6,715)	(4.5)%
Selected operating expenses:
Cost of revenue	$25,816	$21,985	$3,831	17.4%
Service, rental and maintenance	33,376	34,200	(824)	(2.4)%
Selling and marketing	20,409	22,098	(1,689)	(7.6)%
General and administrative	31,883	33,991	(2,108)	(6.2)%
Severance and restructuring	1,645	569	1,076	189.1%
Total	$113,129	$112,843	$286	0.3%
FTEs	605	606	(1)	(0.2)%
Active transmitters	4,277	4,355	(78)	(1.8)%

Revenue — Wireless
Our wireless revenue was $90.3 million and $100.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Paging revenue:
One-way messaging	$75,868	$82,927
Two-way messaging	10,601	12,203
Total paging revenue	86,469	95,130
Product and other revenue	3,818	5,594
Total wireless revenue	$90,287	$100,724

The table below sets forth units in service and paging revenue, the changes in each between the nine months ended September 30, 2015 and 2014 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenue
	As of September 30,			For the Nine Months Ended September 30,			Change Due To:
	2015	2014	Change	2015 (1)	2014 (1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,111	1,185	(74)	$75,868	$82,927	$(7,059)	$(817)	$(6,242)
Two-way messaging	81	89	(8)	10,601	12,203	(1,602)	(536)	(1,066)
Total	1,192	1,274	(82)	$86,469	$95,130	$(8,661)	$(1,353)	$(7,308)

(1)	Amounts shown exclude non-paging revenue.

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decrease in number of subscribers and related units in service.
Revenue — Software
Our software revenue was $52.0 million and $48.3 million for the nine months ended September 30, 2015 and 2014, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Operations revenue	$26,609	$25,505
Maintenance revenue	25,393	22,775
Total software revenue	$52,002	$48,280
The increase in operations revenue primarily reflects an increase in the number of customer implementations compared to the same period in 2014. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the nine months ended September 30, 2015 and 2014 were 99.8% and 99.5%, respectively.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Nine Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$12,708	$11,529	$1,179	10.2%
Cost of sales	9,970	7,247	2,723	37.6%
Stock based compensation	101	270	(169)	(62.6)%
Other	3,037	2,939	98	3.3%
Total cost of revenue	$25,816	$21,985	$3,831	17.4%
FTEs	189	178	11	6.2%
As illustrated in the table above, cost of revenue for the nine months ended September 30, 2015 increased $3.8 million or 17.4% from the same period in 2014 due to the following significant variances:

•	Payroll and related — The increase of $1.2 million in payroll and related expenses was due primarily an increase in the number of professional services and maintenance support personnel.

•
Cost of sales — The increase of $2.7 million in cost of sales expenses was primarily due to higher third-party professional services expenses associated with the increase in sales orders and increased billable travel expense related to those sales. The increase in cost of sales also included a one-time charge of $0.8 million related to missing or obsolete inventory.

•	Stock based compensation — The decrease of $0.2 million in stock based compensation is primarily due to the difference in the number of RSUs issued under the 2015 LTIP as opposed to the 2011 LTIP..

•	Other — The increase of $0.1 million in other expenses was primarily due to higher non-billable travel for professional services personnel.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Nine Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Site rent	$11,312	$11,910	$(598)	(5.0)%
Telecommunications	4,021	4,860	(839)	(17.3)%
Payroll and related	13,819	13,134	685	5.2%
Stock based compensation	86	78	8	10.3%
Other	4,138	4,218	(80)	(1.9)%
Total service, rental and maintenance	$33,376	$34,200	$(824)	(2.4)%
FTEs	156	153	3	2.0%
As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2015 decreased $0.8 million, or 2.4%, from the same period in 2014 due to the following significant variances:

•
Site rent — The decrease of $0.6 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 1.8% from September 30, 2014 to September 30, 2015.

•
Telecommunications — The decrease of $0.8 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2015 and as we reduce telephone circuit inventory.

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel, product development, product strategy and quality assurance personnel. The increase in payroll and related expenses of $0.7 million was due to an increase of 3 FTEs compared to the same period in 2014.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Nine Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$11,312	$12,056	$(744)	(6.2)%
Commissions	5,485	5,988	(503)	(8.4)%
Stock based compensation	118	413	(295)	(71.4)%
Other	3,494	3,641	(147)	(4.0)%
Total selling and marketing	$20,409	$22,098	$(1,689)	(7.6)%
FTEs	138	140	(2)	(1.4)%
As indicated in the table above, selling and marketing expenses for the nine months ended September 30, 2015 decreased by $1.7 million, or 7.6%, from the same period in 2014 due to the following significant variances:

•
Payroll and related - The decrease of $0.7 million was primarily due to lower salary and a decrease of 2 FTEs from 140 to 138 compared to the same period last year reflecting the consolidation of the wireless and software sales force in 2015.

•
Commissions - The decrease in commission expense of $0.5 million was primarily due to lower commission expense on contracts for which revenue was recognized for nine months ended September 30, 2015 as compared to the same period in 2014.

•	Stock based compensation - The decrease of $0.3 million was primarily due to the difference in the number of RSUs issued under the 2015 LTIP as opposed to the 2011 LTIP.
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
General and Administrative. General and administrative expenses consisted of the following items:

	For the Nine Months Ended September 30,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$13,810	$13,453	$357	2.7%
Stock based compensation	1,193	2,055	(862)	(41.9)%
Bad debt	413	356	57	16.0%
Facility rent	2,650	2,684	(34)	(1.3)%
Telecommunications	1,078	1,221	(143)	(11.7)%
Outside services	5,378	5,179	199	3.8%
Taxes, licenses and permits	3,344	3,672	(328)	(8.9)%
Other	4,017	5,371	(1,354)	(25.2)%
Total general and administrative	$31,883	$33,991	$(2,108)	(6.2)%
FTEs	122	135	(13)	(9.6)%
As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2015 decreased by $2.1 million, or 6.2%, from the same period in 2014 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred mainly for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses increased by $0.4 million due to higher average payroll and related expense per FTE which offset the reduction in FTEs.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the Equity Plans (see Note 15). Stock based compensation expenses decreased by $0.9 million due primarily to lower compensation expense associated with the awards under the 2015 LTIP.

•
Bad debt — The increase of $0.1 million in bad debt expenses related to software sales, which resulted from the increase in the revenues during the nine months ended September 30, 2015 as compared to the same period in 2014.

•	Taxes, license and permits — Taxes, license and permits expenses decreased by $0.3 million mainly due to lower Universal Service Fees and sales and use tax.

•
Other — The decrease of $1.4 million in other expenses was due primarily to a $0.8 million decrease in one-time billing credits, a bond refund of $0.3 million, an unclaimed property refund of $0.1 million received in 2015 and a reduction in various other expenses of $0.2 million.

Severance and Restructuring. Severance and restructuring expenses were $1.6 million for the nine months ended September 30, 2015, compared to $0.6 million for the same period in 2014. The increase reflects a one-time charge primarily due to the departure of an executive in June 2015.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $10.6 million for the nine months ended September 30, 2015 compared to $12.6 million for the same period in 2014. The decrease of $2.0 million was primarily due to a decrease in amortization expense for intangibles of $0.9 million, a decrease in depreciation expense for paging devices of $0.8 million, computer equipment of $0.3 million and transmitters of $0.2 million and a decrease in accretion of $0.1 million, slightly offset by an increase in the amortization of trademarks of $0.3 million.

Income Tax Expense
Income Tax Expense. Income tax expense for the nine months ended September 30, 2015 was $8.2 million, which represents a decrease of $1.1 million from the $9.3 million income tax expense for the same period in 2014 and was primarily a result of lower income before income taxes. We did not adjust the deferred income tax asset valuation allowance as of September 30, 2015. The following is the effective tax rate reconciliation for the nine months ended September 30, 2015 and 2014, respectively:

	For the Nine Months Ended September 30,
	2015		2014
	(Dollars in thousands)
Income before income tax expense	$19,665		$23,159
Federal income tax expense at the statutory rate	$6,878	35.0%	$8,106	35.0%
State income taxes, net of Federal benefit	755	3.8%	990	4.3%
Foreign rate differential	140	0.7%	—	—%
Change in deferred rates	296	1.5%	—	—%
Other	81	0.5%	230	1.0%
Income tax expense	$8,150	41.5%	$9,326	40.3%
The increase in the effective tax rate for the nine months ended September 30, 2015 results primarily from the change in the rate applied to the gross deferred income tax assets.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2015, we had cash and cash equivalents of $113.4 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
We intend to use our cash on hand to provide working capital, to support operations to invest in our business, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions at any time that we believe will provide a measure of growth or revenue stability while supporting our operating structure.
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of September 30, 2015, our available cash on hand was $113.4 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2015, should be adequate to meet our anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Nine Months Ended September 30,		Change Between 2015 and 2014
	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$29,700	$32,252	$(2,552)
Net cash used in investing activities	(3,643)	(6,264)	(2,621)
Net cash used in financing activities	(20,543)	(8,123)	12,420
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

	For the Nine Months Ended September 30,		Change Between 2015 and 2014
	2015	2014
	(Dollars in thousands)
Cash received from customers	$149,522	$147,021	$2,501
Cash paid for —
Payroll and related costs	62,024	59,337	2,687
Site rent costs	11,265	11,920	(655)
Telecommunication costs	5,115	6,215	(1,100)
Interest costs	2	7	(5)
Other operating costs	41,416	37,290	4,126
	119,822	114,769	5,053
Net cash provided by operating activities	$29,700	$32,252	$(2,552)
Net cash provided by operating activities decreased by $2.6 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to an increase in operating costs of $5.1 million, which was partially off-set by an increase in cash received from customers of $2.5 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The increase of cash received from customers of $2.5 million was driven by an increase in deferred revenue of $4.0 million and a net decrease in all other components of $1.5 million.
The increase in cash paid for operating activities of $5.1 million was as follows:

•	Cash payments for payroll and related costs increased $2.7 million as a result of higher average wages and higher severance payments.

•
Cash payments for other operating costs increased $4.1 million. The increase was due primarily to higher cost of product sold of $3.4 million and a $0.7 million decrease in accounts payable during the period.

•	Cash payments for site rent costs decreased $0.7 million. This decrease was due primarily to the rationalization of our network resulting in fewer transmitter locations.

•	Cash payments for telecommunication costs decreased $1.1 million. This decrease was due primarily to the consolidation of our networks.
Net Cash Used In Investing Activities. Net cash used in investing activities decreased by $2.6 million for the nine months ended September 30, 2015 compared to the same period in 2014 due primarily to lower capital expenses for property and equipment.
Net Cash Used In Financing Activities. Net cash used in financing activities increased by $12.4 million for the nine months ended September 30, 2015 compared to the same period in 2014 driven by $11.8 million in common stock repurchases and $0.6 million for payment of accumulated cash dividends earned on vested RSUs from the 2011 LTIP.
Future Cash Dividends to Stockholders. On October 28, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock and a special dividend of $0.125 per share of common stock, both with a record date of November 18, 2015, and a payment date of December 10, 2015. These cash dividends of approximately $5.2 million will be paid from available cash on hand.
Common Stock Repurchase Program. The Board of Directors on October 29, 2014 extended the common stock repurchase program through December 31, 2015. In extending the common stock repurchase plan, the Board of Directors also maintained the repurchase authority of $15.0 million as of January 1, 2015. For the three months ended September 30, 2015, we purchased 502,942 shares under the plan for $8.3 million. For the nine months ended September 30, 2015, we purchased 707,739 shares under the plan for $11.8 million.
On October 28, 2015 the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the existing common stock repurchase program.
Other. For the year ended December 31, 2015, the Board of Directors intends to return a minimum of $26.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends from available cash on hand.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended September 30, 2015 and 2014 was approximately $4.6 million and $4.6 million, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $14.0 million and $14.1 million, respectively.
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
Related Party Transactions
See Note 18 for a discussion regarding our related party transactions.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Operating income	$6,657	$8,073	$18,552	$23,533
Plus: Depreciation, amortization and accretion	3,413	4,247	10,608	12,628
EBITDA (as defined by the Company)	10,070	12,320	29,160	36,161
Less: Purchases of property and equipment	(1,418)	(1,291)	(4,450)	(6,327)
OCF (as defined by the Company)	$8,652	$11,029	$24,710	$29,834

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of September 30, 2015, we had no outstanding debt and no revolving credit facility.

Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. Virtually all transactions are currently billed and denominated in United States dollars and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2014 Annual Report have not materially changed during the quarter ended September 30, 2015.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)(2)
				(Dollars in thousands)
Beginning Balance				$15,000
January 1 through January 31, 2015	16,031	16.92	16,031	14,729
February 1 through February 28, 2015	1,234	16.98	1,234	14,708
March 1 through March 31, 2015	230,532	17.34	10,202	14,536
April 1 through April 30, 2015	—	—	—	14,536
May 1 through May 30, 2015	38,898	16.94	38,898	13,876
June 1, through June 30, 2015	138,432	16.98	138,432	11,531
July 1, through July 31, 2015	182,826	16.38	182,826	8,545
August 1, through August 31, 2015	156,408	16.63	156,408	5,950
September 1, through September 30, 2015	163,708	16.69	163,708	3,224
Total	928,069	$16.84	707,739
(1) On October 29, 2014, the Board of Directors extended the common stock repurchase program through December 31, 2015, and maintained the repurchase authority of $15.0 million as of January 1, 2015.
(2) The approximate dollar value of shares that may yet be purchased as of September 30, 2015 does not include the Board of Directors' further extension, on October 28, 2015, of the common stock repurchase program through December 31, 2016, which provided new purchase authority of $10.0 million beginning the earlier of January 4, 2016 or the completion of the existing common stock repurchase program.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 29, 2015(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 29, 2015(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 29, 2015(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 29, 2015(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

SPŌK HOLDINGS, INC.

Dated: October 29, 2015	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 29, 2015(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 29, 2015(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 29, 2015(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 29, 2015(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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