Form 10-K
period 2015-12-31
Spok Holdings, Inc
filed 2016-02-25
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $363,186,680 based on the closing price of $16.84 per share on the NASDAQ National Market® on June 30, 2015.
The number of shares of registrant’s common stock outstanding on February 19, 2016 was 20,656,083.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2016, are incorporated by reference into Part III of this Report.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information relating to Spōk Holdings, Inc. and its subsidiaries (“SPŌK” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to SPŌK are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to the following:

•Our ability to manage wireless subscriber erosion rates
•Our ability to manage the software sales cycle
•Our ability to manage network rationalization without causing disruption of service to our customers
•Our ability to retain key management personnel and to attract and retain talent within the organization
•Our ability to manage change related to regulation
•Our ability to address changing market conditions with new or revised software solutions
•The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions
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

ITEM 1. BUSINESS
General
We are a holding company, which, primarily acting through our indirect wholly-owned subsidiary, Spōk, Inc., is a comprehensive provider of critical communication solutions for enterprises. We are a leader in critical communication for healthcare, government, public safety and other industries. We deliver smart, reliable solutions to help protect the health, well-being and safety of people around the globe. Organizations worldwide rely on Spōk for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable of addressing a customer’s mission critical communications needs.
Our principal office is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2015 Annual Report on Form 10-K ("2015 Form 10-K").) We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines” and the charters for all committees of our Board of Directors, including Audit, Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
Scope
We are a provider of paging services and selected software solutions in the United States and abroad, generally in Europe, Canada, Australia, Asia and the Middle East. Our foreign sales represent less than 4% of consolidated revenue. We offer our services and products primarily to three major market segments: healthcare, government, and large enterprise, but with a greater emphasis on the healthcare market segment. For the year ended December 31, 2015, wireless and software revenue represent approximately 63% and 37%, respectively, of our consolidated revenue.
Industry Overview
We deliver smart, reliable critical communication solutions to help protect the health, well-being, and safety of people around the globe. Organizations worldwide rely on Spōk for workflow improvement, secure texting, paging services, contact center optimization, and public safety response.
We develop, sell, and support enterprise-wide systems for healthcare, government, large enterprise, and other organizations needing to automate, centralize, and standardize their approach to critical communications. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers.
Due to the focused nature of our software solutions there is no single competitor that matches our portfolio (see “Competition” below). Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions. Within this market we have identified the following dynamics and have focused our efforts (see “Products” and “Operations” below) to address these dynamics:

•	a heightened awareness of the ubiquitous, critical role of communications in healthcare;

•	an increased focus within hospitals on quality of care and patient safety initiatives;

•	the importance of confidentiality when sharing information;

•	increased regulations that may result in process changes, increased documentation and reporting and increased costs;

•	a continuing focus within hospitals to reduce labor and administrative costs while increasing productivity; and

•	a broader proliferation of information technology in healthcare as hospitals strive to apply technology to solve their business problems.

Products
Paging Services. We offer subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. The level of service fees is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional, or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell them to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. During 2015 we launched a new exclusive secure alphanumeric pager which supports AES encryption, screen locking and remote wipe capabilities. This new one-way secure paging device enhances our service offerings to the healthcare community by adding HIPAA security capabilities to the low cost, highly reliable and availability benefits of paging.
The demand for one-way and two-way messaging services declined during the years ended December 31, 2015, 2014 and 2013 and we believe demand will continue to decline for the foreseeable future. As demand for one-way and two-way messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless revenues. We will continue to look for ways to innovate and provide customers the highest value possible.
Software. Dependable critical communications are paramount for individuals in healthcare, public safety, and a host of other industries. We offer a number of solutions, providing our customers with the ability to communicate anywhere, anytime across a number of situations. Our solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging, and for public safety notifications. We offer critical communication solutions in four major product categories:

Contact Center

•
Spōk® Healthcare Console: Provides operators with the information needed to process calls using their computers, with just a few keystrokes. This solution integrates with the customers’ existing phone systems and is used by the operator group to answer incoming calls to the contact center. Operators can quickly and accurately perform directory searches and code calls, as well as messaging and paging by individual, groups, and roles using the Spôk Healthcare Console’s computer telephony integration (CTI) and directory capabilities.

•
Spōk® Web-Based Directory: Makes employee contact information more accessible and enables staff to send messages quickly right from the directory. Authenticated users can log on anywhere, anytime to perform a variety of important updates to contact information and on-call schedules, search the directory, and send important messages.

•
Spōk® Web-Based On-Call Scheduling: Keeps personnel, calendars and on-call scheduling information updated, even with thousands of staff, using a secure web portal to maintain and allow password-protected access to the latest on-call schedules and personnel information.

•
Spōk® Speech: Enables the organization to process routine phone requests, including transfers, directory assistance, messaging and paging without live operators and with more ease-of-use than touchtone menus.

•	HigherGround® Call Recording and Quality Management: Records, monitors, and scores operators’ conversations to allow for better management of calls, helping improve customer service.

•
Eclipse Call Accounting: Provides a wealth of information about every call being made and received. The information can be formatted and used to analyze voice network resources, employee telephone usage and bill-back information.

Clinical Alerting

•
Spōk® Messenger and Fusion: Provides an intelligent, United States Food and Drug Administration ("FDA"), 510(k)-cleared solution that connects virtually all crucial alert systems, including nurse call, fire, security, patient monitoring, and building management to mobile staff via their wireless communication devices. This solution provides the ability to reach mobile team members within seconds of an alert, improving overall workflow, staff productivity, and the comfort and safety of everyone in the facility.

•
Spōk® e.Notify: Enables organizations to quickly and reliably notify and confirm team member availability during emergency situations without relying on calling trees, thereby reducing confusion that may arise in an emergency situation. This solution automatically delivers messages, collects responses, escalates issues to others, and logs all activities for reporting and analysis purposes.

•
Spōk® Critical Test Results Management: Automates and streamlines the process of delivering critical test results to the right clinicians to help ensure patient safety. This solution can send messages from the cardiology, laboratory and radiology departments by means of encrypted smartphone communications, two-way paging, secure email, secure text, images, annotations, and voice to a variety of endpoints such as workstations, laptops, tablets, smartphones, pagers, and other wireless devices.

Mobile Communications

•
Spōk Mobile®: Simplifies communications and strengthens care by using smartphones and tablets for secure code alerts, patient updates, results, consult requests, and much more. Allows users to access the full directory of accurate contact information to send messages/photos/videos to smartphones and other devices, and to ensure critical communications are logged, all with security, traceability, and reliability.

•
Spōk® Pagers and Transmitters: Provides reliable and cost-effective communications through the right paging system. The solution enables our customers to cut costs, increase messaging speed, and provide strong reliability, especially during disaster situations.

•	Spōk® Device Preference Engine: Facilitates voice conversations among doctors and caregivers by enabling users to choose the desired communication method based on factors such as message priority.

Public Safety

•
Spōk® pc/psap: Speeds emergency dispatch by giving Public Safety Answering Point ("PSAP") call-takers an easy-to-use, standards-based, graphical interface that integrates the underlying phone system, mapping systems, and other resources for critical information availability. 9-1-1 call-takers are able to instantly involve police, fire, EMT, and hazardous material personnel with a single click of the mouse or touch of the screen.

•
Spōk® Enterprise Alert: Directs emergency personnel to a 9-1-1 caller’s exact location (building, floor, room), helping to ensure speed, accuracy, and reliability of response. The E9-1-1 software provides real-time, onsite notification when 9-1-1 is dialed, and works to decrease emergency response time.

Operations
The following details critical elements of our operations that support both our wireless and software revenue.
Sales and Marketing
Marketing. We have a centralized marketing function, which is focused on supporting our solutions and sales efforts by strengthening our corporate brand, generating sales leads, and facilitating the sales process. Our principal marketing programs include:

•	Content marketing (eBriefs, case studies, brochures, videos, infographics, and more) as an underlying foundation of all marketing campaigns or initiatives;

•	Website development and maintenance, which provides product and Company information, customer support options, paging capabilities, as well as thought leadership and engagement;

•
Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society, National Emergency Number Association, College of Healthcare Information Management Executives and Radiological Society of North America;

•	Webinars about current industry trends and our solutions;

•	Social media involvement to provide information regarding upcoming educational events or new product offerings;

•	Industry analyst relationships;

•	Newsletters and blog posts to provide information about industry trends and our solutions to customers, prospects, and alliances; and

•	Annual customer conferences that solicit feedback on our solutions and services.
Sales. We have organized our global sales organization into two primary theaters: the Americas and International. We market and distribute our critical communication solutions through a direct sales force and an indirect sales channel.
Americas. The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000; healthcare and related businesses; and federal, state, and local government agencies. Though we will continue to market to commercial enterprises, especially healthcare organizations, interested in our communication solutions, we continue to grow our presence in the government sector. We maintain a sales presence in key markets throughout the United States in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate sales groups, such as our Key Account Management team, focused on retaining and selling additional products and services to our key healthcare accounts as well as a team selling to government and national accounts. The direct sales force targets leadership responsible for the procurement of critical communications solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, and contact center managers. Additionally, for some of our software solutions, we target clinical leadership including chief medical officers and chief nursing officers. The timing for a direct sale varies, but may take from six to 18 months depending on the type of software solution.
The indirect sales force complements our direct sales force. Through relationships with alliance partners we are able to sell our solutions to a wider customer base.. For paging services, we contract with and invoice an intermediary for airtime services. For our software sales, our relationships with alliance partners assist us in broadening the distribution of our products and further diversifying into markets outside healthcare.
International. The international sales strategy is primarily focused on the healthcare market segment. We believe that the challenges within the healthcare industry are a global phenomenon. Worldwide, hospitals and healthcare practices are concentrated on patient safety, clinical workflow issues, privacy, efficiency, and better patient outcomes. We continue to pursue an international sales strategy and are expanding distribution of our core products into Australia and selected Asian, Pacific Rim, European and Middle Eastern markets. Although we continue to grow our presence internationally, to date our international sales represent less than 4% of our consolidated revenue, but remain a focus for future growth.
Professional Services and Customer Support
Professional Services. We offer implementation services for our products. These implementation services are provided by a dedicated group of professional service employees. For software products, our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. A typical implementation process ranges from 30 to 180 days depending on the type of implementation. We may also use third-party professional services firms to implement our solutions for customers depending on the circumstances.

Customer Support. In order to support  our products that provide mission critical solutions to our customer’s organizations, we have a dedicated customer support organization.  The customer support organization provides support 24 hours a day, 7 days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage.  The Spok support service is augmented by third party services where needed.
Licenses and Messaging Networks
In order to provide our wireless services, we hold licenses to operate on various frequencies in the 150 MHz and 900 MHz narrowband. We are licensed by the United States Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over our networks.

We operate local, regional and nationwide one-way networks, which enable subscribers to receive messages over a desired geographic area. One-way networks operating in 900 MHz frequency bands utilize the FLEX™ protocol developed by Motorola Mobility, Inc. (“Motorola”). The FLEX™ protocol has advantages of functioning at higher network speeds (which increases the volume of messages that can be transmitted over the network) and of having more robust error correction (which facilitates message delivery to a device with fewer transmission errors).
Our two-way networks utilize the ReFLEX 25™ protocol, also developed by Motorola. ReFLEX 25™ promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located, allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25™ protocol allows the two-way network to transmit substantially more messages than a one-way network using the FLEX™ protocols. The two-way network also provides for assured message delivery. The network stores messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way paging network operates under a set of licenses called narrowband Personal Communications Service, which uses 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.
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
Generally, our software solutions do not require licenses or permits from Federal, state and/or local government agencies in order to be sold to customers. However, certain of our software products are subject to regulation by the FDA and are subject to certification by the Joint Interoperability Test Command to be sold to the branches of the armed services and the United States government. (See “Regulation” below).
Our messaging networks and related infrastructure are located exclusively in the United States.
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
We offer our communication services and products in the United States and abroad primarily to three major market segments: healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. For the years ended December 31, 2015, 2014 and 2013, revenues from healthcare customers accounted for approximately 68.2%, 66.0% and 65.8% of our total revenues, respectively. No single customer accounted for more than 5% of our total revenues in 2015, 2014 and 2013.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Product Development
We maintain a product development group, which is focused on developing new software products along with ongoing maintenance and enhancement of existing products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, regulatory requirements, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings and development time and expense. We have focused our product development activities on developing an integrated portfolio of critical communication solutions that focuses on four key areas of customer need: mobility offerings, an integrated platform, alerting and nursing solutions. The development of this integrated platform will require a multi-year effort by the product development staff.
Our expenses for research and development for the years ended December 31, 2015, 2014 and 2013 were $10.3 million, $9.5 million, and $8.7 million, respectively. (See Note 1 of the Notes to the Consolidated Financial Statements).

Sources of Equipment
We do not manufacture the messaging devices our customers need to take advantage of our services or the network equipment we use to provide messaging services. We have relationships with several vendors to purchase new messaging devices. Used messaging devices are available in the secondary market from various sources. We believe existing inventory, returns of devices from customers that canceled services, and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected messaging device requirements for the foreseeable future. We negotiate contractual terms with our vendors that do not directly relate to the manufacturing of the network equipment or messaging devices. The network equipment and messaging devices are generic on which we may place our logo or label.
We sell third party equipment for use with the software. The third party equipment that we sell is generally available and does not require any specialty manufacturing to accommodate our software solutions.
We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future.
Competition
The competitors and degree of competition vary among the various products that we offer. Competition is particularly strong for our wireless messaging services. Within the wireless industry, companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability, and customer service. We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC and a variety of other regional and local providers. We also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capabilities into their mobile phone devices. Many of these companies possess greater financial, technical and other resources than we do.
Most Personal Communications Service and other mobile phone devices currently sold in the United States are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, Personal Communications Service and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, Personal Communications Service, WiFi, and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to stand-alone messaging services.
We also have a number of competitors whose software products compete with one or more modules of our critical communications solutions. These competitors are mostly privately held companies and offer a number of call center, alerting and communication products. Our primary competitive advantages include having:

•	An integrated product suite

•	A communication-driven workflow

•	Certifications, such as those through the Joint Interoperability Test Command (See "Joint Interoperability Test Command" below) and the FDA; and

•	A complete directory of contacts throughout the customer enterprise.
Although there are no competitors that offer a similar comprehensive set of software modules that match our product offerings, there are several competitors who offer software similar to certain of our solutions. Selected competitors for portions of our product portfolio include:

•Amtel Communications, Inc. (AMTELCO) - Contact center solutions;
•Nuance Communications, Inc. - Clinical alerting solutions;
•peerVue, Inc. - Clinical alerting solutions;
•TigerText, Inc. - Mobile communication solutions;
•Vocera Communications, Inc. - Mobile communications solutions;
•Imprivata, Inc. - Mobile communications solutions; and
•Voalte, Inc. - Mobile communications solutions.

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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2016 to regulatory policy or regulations.

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
Joint Interoperability Test Command ("JITC") Certification
JITC is a military organization that tests technology for use by the branches of the armed services and the United States federal government. JITC certification is required of all systems with joint interfaces or joint information exchanges with other systems used by these organizations and is done to ensure all systems operate effectively together. All information technology and national security systems  that exchange and use information to enable units or forces to operate effectively in joint, combined, coalition and interagency operations and simulations must be certified. Once a system has been certified under this program, the certification must be renewed every four years or after any changes that may affect interoperability. The interoperability certification process consists of four basic steps, which are:

•	Identify (interoperability) requirements;

•	Develop certification approach (planning);

•	Perform interoperability test and evaluation; and

•	Report certifications and statuses.

SPŌK submits and receives JITC certification for certain of its products through the Defense Information Systems Agency ("DISC"), which allows us to sell and implement our solutions at Federal government agencies.  SPŌK currently certifies a console, web, speech, mass notification, public safety answering point, call recording and campus 911 product with JITC.  SPŌK has a roadmap to renew the existing certifications with new releases of existing products and to bring additional products to JITC to increase the products that can be sold into Federal agencies.
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
Employees
At December 31, 2015 and February 19, 2016 we had 600 and 605 full time equivalent (“FTE”) employees, respectively. Our employees are not represented by labor unions. We believe that our employee relations are good.
2016 Business Strategy
During 2016, we will continue to execute on our vision of becoming a provider of integrated communications and collaboration enterprise solutions. In doing so, we will strengthen our core product offerings and offer new solutions as we continue to focus on serving the mission critical needs of our customers, while operating an efficient and profitable business strategy. In 2014, we integrated our wireless and software operations into one company and changed our name from USA Mobility, Inc. to Spōk Holdings, Inc. Our new brand reflected our position as a global critical communications provider. In 2015, we achieved many of our 2015 objectives as we: 1) grew total software revenue by 4.0%, 2) retained wireless subscribers and maintained significantly lower erosion than projected, 3) returned over $28.3 million to our stockholders and 4) strengthened our investment in product development.

In furtherance of our 2016 business strategy, we have established the following operating objectives and priorities for 2016:

•	Grow our software revenue and bookings;

•	Retain our wireless subscribers and revenue stream;

•	Invest in our future solutions;

•	Return capital to our shareholders; and

•	Seek long-term revenue growth through business diversification.

Grow our software revenue and bookings — We expect to continue our investment in sales and marketing, product implementation, product development and customer support to drive software, services and maintenance bookings and revenue growth. Healthcare customers represent our most stable and loyal customers and represented approximately 68% of our revenue base in 2015. We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for sales and close those opportunities in the form of purchase orders or bookings. We have established software operations bookings as a key performance objective for our consolidated operations in 2016.

We have an ongoing initiative to further penetrate the hospital segment in the United States and believe there is a significant opportunity to sell critical communication solutions to hospitals located outside the United States. We intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in healthcare, but also in the government and large enterprise segments both in the United States and overseas particularly in the Asia Pacific region and in Europe and the Middle East.
We must address the challenge of effectively managing our operating expenses to support our revenue and bookings growth without allowing costs to erode our profitability objectives. We have established operating cash flow ("OCF"), a non-GAAP financial measure, as a key performance objective for our consolidated operations that focuses management on achieving operating efficiencies. We define OCF as operating income plus depreciation, amortization, accretion and impairment expenses (also known as “EBITDA”) less capital expenditures. (See Item 7. Non-GAAP Financial Measures.)
Retain our wireless subscribers and revenue stream — Wireless subscribers and the resulting revenue represented about 63%, 66% and 71% of our total consolidated revenue for each of the three years ended December 31, 2015, 2014 and 2013, respectively. We will continue to focus on reducing the rate of subscriber disconnects and minimize the rate of wireless revenue erosion. We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments and critical mission notification. We will also focus on network reliability and customer service to help minimize the rate of subscriber disconnects.
We recognize that our wireless subscribers and revenue will continue to decline. We will also continue to reduce our underlying cost structure impacting this wireless revenue stream. These cost reductions will come from all impacted areas. We will reduce payroll and related expenses as well as network related expenses as necessary in light of the declining wireless revenue. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business. We have established a total consolidated revenue objective for our operations that will focus management on both our software and wireless revenue targets.
Invest in our future solutions — The market for communication and collaboration solutions is expected to grow as healthcare continues to change. Trends including the establishment of accountable care organizations, reimbursement changes and emphasis on quality improvement and care coordination are all driving an evolution in communication and collaboration between previously disparate departments and systems within and outside hospitals. Becoming the leader in healthcare communication and collaboration will require us to develop an integrated platform and invest in the key areas of customer need including: 1) mobility, 2) integrated platform, 3) nursing solutions and 4) alerting. We plan on increasing our focus and investment in product development and strategy in 2016 and beyond to develop these solutions and compete in the changing marketplace.
Return capital to our stockholders — We understand that our primary objective is to create long-term stockholder value. Executing our 2016 objectives is important, and we will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.125 per share of common stock or $0.50 annually. Also, we may repurchase more shares of our common stock from time to time under our existing stock repurchase program that expires on December 31, 2016. The repurchase authority under this program was reset to $10.0 million as of October 28, 2015 and was established to begin at the earlier of January 4, 2016 or the completion of the prior program. (See Item 5. Common Stock Repurchase program).

Seek long-term revenue growth through business diversification — We believe that add-on acquisitions of companies or technologies could be an important part of our future growth. We believe add-on acquisitions of complementary companies or technologies in the healthcare market could enhance our position with current customers and expand our overall addressable markets. Rapidly and successfully integrating strategic acquisitions and improving operational efficiencies would be a focus of our management team. Given the nature of our solutions, new technologies can be integrated to accelerate cross-selling opportunities. We evaluate these potential businesses or technologies to determine if they can be acquired at a reasonable valuation and will be profitably accretive and accelerate our revenue goals.
To ensure focus on our 2016 business strategy we have established specific performance objectives in our short-term incentive plan (“STIP”) for our management that include these operating objectives and priorities. In addition, our long-term incentive plan (“LTIP”) includes specific performance objectives for these priorities.

ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2015 Form 10-K or presented elsewhere by management from time to time.
The rate of subscriber and revenue erosion could exceed our ability to reduce operating expenses in order to maintain overall positive operating cash flow.
Our wireless revenue is dependent on the number of subscribers that use our paging devices. There is intense competition for these subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. In addition to competition, our customers may be impacted by the introduction of new technologies. We are unable to predict how customer perceptions of the value of our wireless services will be impacted by the development of new wireless technologies.
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
We have an active program to consolidate the number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to our existing subscribers despite our efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of wireless revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.
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
Our success is largely dependent upon the continued service of a relatively small group of experienced and knowledgeable executive and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunication and software industries, and there is no assurance that we will be able to attract and retain the personnel necessary for the management and development of our business. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The elimination or reconfiguration of employee responsibilities could impact retention decisions by key executives and management personnel. The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have a material adverse effect on our business, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.

In order to grow our software revenue and bookings and maintain our wireless revenue and subscribers we are dependent on our ability to effectively manage our employee base in areas such as sales, marketing, product development and implementation.
Growth in our software revenue and bookings and maintenance of our wireless revenue and subscriber base is dependent on the productivity of our sales organization. A number of mitigating factors could adversely impact our productivity assumptions. Those factors include competitive forces, employee turnover, product innovation and overall market conditions. Our software revenue and bookings growth is also dependent on our ability to attract, integrate and retain employees in our operations. To protect our employee base from competition for talent, we review market based compensation information and develop a market-competitive compensation and rewards strategy. The future costs of these programs is dependent on market conditions that are subject to change. Adverse changes in our sales productivity or ability to attract, integrate and retain employees could have a material adverse effect on our business, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay dividends to stockholders and repurchase shares of our common stock.
We may experience a long sales cycle for our software products.
Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take six to 18 months depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software. The inherent unpredictability of decision making resulting from budget constraints, multiple approvals and administrative issues may result in fluctuating bookings and revenue from month to month and quarter to quarter. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. In every month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.
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
Certain of our software products are regulated by the FDA as medical devices. The classification of our software products as medical devices means that we are required to comply with certain registration and listing, labeling, medical device reporting, removal and correction, and good manufacturing practice requirements. Updates to these products or the development of new products could require us to seek clearance from the FDA before we are permitted to market or sell these software products. In addition, changes to FDA regulations could impact existing software products or updates to existing products. The impact of delays in FDA clearance or changes to FDA regulations could impact our ability to market or sell our software products and could have a material adverse effect on our software sales, financial condition and statement of income, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

We have investigated potential acquisitions and may not be able to identify an opportunity at favorable terms or have the ability to close on financing necessary to consummate the transaction
We cannot provide any assurances that we will be successful in finding such acquisitions or consummating future acquisitions on favorable terms. We anticipate that our acquisitions will be financed through a combination of methods, including but not limited to the use of available cash on hand, and, if necessary, borrowings from third party financial institutions. Disruptions in credit markets and an unwillingness to lend may limit our ability to finance acquisitions.
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
A substantial portion of our revenue comes from healthcare customers. Our software solutions may handle or have access to personal health information subject in the United States to HIPPA, HITECH and related regulations as well as legislation and regulations in foreign countries. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers, and have a material adverse impact on our software sales, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

System disruptions and security threats to our computer networks, satellite control or telecommunications systems could have a material adverse effect on our business.
The performance and reliability of our computer network and telecommunications systems infrastructure is critical to our operations. Any computer system or satellite network error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. Our computer systems may be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We utilize a multilayered security framework including detailed security policies and procedures, security appliances and software, third party vulnerability testing and detailed Business Continuity Plans. However, we may be required to expend significant resources to protect against the threat of these system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches. Any of these events could have a material adverse effect on our business, financial condition, statement of income and cash flows.
We may encounter issues with international sales and expansion.
A portion of our revenue comes from international sales and we plan to further expand our international presence. We may not be successful in our efforts to expand into these international markets. Our international sales and operations are subject to a number of risks, including:

•	compliance with foreign and United States laws and regulations including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010;

•	volatility in international political and economic environments;

•	imposition of taxes, export controls, tariffs, embargoes and other trade barriers;

•	changes in regulatory requirements;

•	lack of strong intellectual property protection;

•	difficulty in staffing, developing and managing foreign operations;

•	limitations on the repatriation and investment of funds;

•	fluctuations in foreign currency exchange rates; and

•	geopolitical developments, including war and terrorism.
In addition, uncertain economic conditions in Australia, Asia (particularly China) and the Pacific Rim and Europe, the implementation of stringent financial austerity measures by many national governments, and the continuing risk of conflict and political instability in the Middle East could lead to delays or cancellations of our sales orders and impact our ability to timely execute our sales strategy and generate bookings and software revenue.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of February 25, 2016.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Springfield, Virginia, and consists of approximately 17,556 square feet of space under a lease that expires on March 31, 2018. At December 31, 2015, we leased facility space, including our executive headquarters, sales offices, technical facilities, warehouse and storage facilities in 76 locations in 30 states in the United States, one facility in Canada, one facility in Australia, one facility in the United Kingdom and one facility in the Middle East. The total leased space is approximately 168,184 square feet. At December 31, 2015, we owned three pieces of land in three states in the United States.
At December 31, 2015, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 3,447 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2015, we had 4,243 active transmitters on leased sites which provide service to our customers (of which 2,239 are located at customer sites).

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
The following table sets forth the high and low intraday sales prices per share of our common stock for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are as reported on the NASDAQ National Market® from January 1, 2014 through December 31, 2015.

	2015		2014
For the Three Months Ended	High	Low	High	Low
March 31,	$20.20	$16.85	$18.32	$13.48
June 30,	21.04	16.18	19.50	13.89
September 30,	17.63	15.46	18.30	13.00
December 31,	18.95	15.92	17.95	12.93
We sold no unregistered securities during the years ended December 31, 2015, 2014 and 2013. As of February 19, 2016, there were 3,621 holders of record of our common stock.
Cash Distributions/Dividends to Stockholders
The following table details information on our cash distributions since the formation of the Company through the year ended December 31, 2015. Cash distributions paid as disclosed in the statements of cash flows for the years ended December 31, 2008 through December 31, 2015, include previously declared cash distributions on restricted stock units (“RSUs”) and shares of vested restricted common stock (“restricted stock”) granted under the Spōk Holdings, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

Year	Per Share Amount	Total Payment(1)
		(Dollars in thousands)
2005	$1.50	$40,691
2006(2)	3.65	98,904
2007(3)	3.60	98,250
2008(4)	1.40	39,061
2009(3)	2.00	45,502
2010(3)	2.00	44,234
2011	1.00	22,121
2012(5)	0.75	16,512
2013	0.50	12,312
2014	0.50	10,826
2015(6)	0.625	$13,333
Total	$17.53	$441,746

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, we announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, our Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

(5)	On July 30, 2012, our Board of Directors reset the quarterly cash distribution rate to $0.125 per share of common stock from $0.25 per share of common stock.

(6)	The cash distribution includes an additional special one-time cash distribution to stockholders of $0.125 per share of common stock.
On February 24, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 18, 2016, and a payment date of March 30, 2016. This cash dividend of approximately $2.6 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
In 2008, the Board of Directors approved a program to repurchase common stock in the open market for a specified period of time and dollar limit. This program has been extended at various times, most recently through December 31, 2016.
Credit Suisse Securities (USA) LLC administers such purchases. We use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.

The following table presents information with respect to stock repurchased by us during the year ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance as of January 1, 2015				$15,000
January 1 through January 31, 2015	16,031	$16.90	16,031	14,729
February 1 through February 28, 2015	1,234	$16.98	1,234	14,708
March 1 through March 31, 2015	230,532	$17.34	10,202	14,536
April 1 through April 30, 2015	—	$—	—	14,536
May 1 through May 30, 2015	38,898	$16.90	38,898	13,876
June 1, through June 30, 2015	138,432	$16.94	138,432	11,531
July 1, through July 31, 2015	182,826	$16.34	182,826	8,545
August 1, through August 31, 2015	156,408	$16.59	156,408	5,950
September 1, through September 30, 2015	163,708	$16.65	163,708	3,224
October 1 through October 31, 2015	123,217	$16.78	123,217	1,156
November 1 through November 30, 2015	19,318	$17.40	19,318	820
December 1 through December 31, 2015	46,903	$16.88	46,903	28
Total	1,117,507	$16.69	897,177

(1) The total number of shares purchased includes shares purchased pursuant to the common stock repurchase program.
(2) Average price paid per share excludes commissions of approximately $36,000.

The repurchase authority was reset by our board of directors to $15.0 million as of January 1, 2015. For the year ended December 31, 2015, we purchased 897,177 shares of our common stock under the repurchase program for approximately $15.0 million (excluding commissions). From the inception of the program in August 2008 through December 31, 2015, we have repurchased a total of 7,429,453 shares of our common stock for approximately $79.0 million (excluding commissions). On October 28, 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan, the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the prior stock repurchase program. Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth, as of December 31, 2015, the number of securities outstanding under our currently authorized Equity Plan, the weighted-average exercise price of such securities and the number of securities available for grant under this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column[a])[c]
Equity compensation plan approved by security holders:(1)
2012 Spōk Holdings, Inc. Equity Incentive Plan	—	—	1,483,235
Equity compensation plan not approved by security holders:
None	—	—	—
Total	—	—	1,483,235

(1)
The Equity Plan provides that common stock authorized for issuance under the plan may be granted in the form of common stock, stock options, restricted stock and RSUs. For the year ending December 31, 2015, 21,887 shares of restricted stock were granted to the non-executive members of the Board of Directors, 260,900 RSUs were issued to and 18,432 RSUs were forfeited by eligible employees under the Equity Plan.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2010 to December 31, 2015, against the cumulative total return of the NASDAQ Composite Index® and the NASDAQ Telecommunications Index® for the same period.
The chart below assumes that on December 31, 2010, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2010 to December 31, 2015.

	December 31,
	2010	2011	2012	2013	2014	2015
Spōk Holdings, Inc.	$100.00	$83.59	$74.78	$94.82	$119.11	$130.28
NASDAQ Composite Index	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Telecommunications Index	100.00	89.84	91.94	128.06	133.34	128.91

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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was 1.28% and 3.25% as of December 31, 2015 and 2014, respectively.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Statement of Income” (“MD&A”), the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this 2015 Form 10-K. (Software operations have been reflected in the consolidated financial data from March 3, 2011, the acquisition date.)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands except per share amounts)
Statements of Income Data:
Revenues	$189,628	$200,273	$209,752	$219,696	$233,693
Operating expenses	164,528	172,122	164,258	173,968	181,864
Operating income	25,100	28,151	45,494	45,728	51,829
Net income	84,235	20,745	27,530	26,984	83,786
Basic net income per common share	3.99	0.96	1.27	1.23	3.79
Diluted net income per common share	3.98	0.94	1.25	1.20	3.72
Cash distributions declared per common share	0.63	0.50	0.50	0.75	1.00

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$141,613	$142,761	$120,168	$95,909	$105,492
Total assets	390,422	337,890	326,898	322,627	354,421
Long-term debt	—	—	—	—	28,250
Long-term liabilities, excluding deferred revenue	8,972	8,131	9,259	9,789	12,223
Stockholders’ equity	333,552	279,059	269,950	251,419	247,587

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

Overview
We offer our communication services and products in the United States and abroad primarily to three major market segments: healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. For wireless revenue, the government business has been trending downward over the last several years as state and local governments have been struggling with budget constraints. Large enterprise customers have been trending away from paging to cellular/smart phones for a number of years and we expect that trend to continue in the future. At the same time, our wireless services tend to be a reliable and low cost communication alternative when budgets are constrained and therefore paging services can be positioned well against other communication tools. Our software services leverage these trends with more advanced critical messaging offerings such as our Spōk Mobile offering for smart phones, which enables caregivers and physicians to communicate more effectively. The trend toward more advanced/smart communications devices has been ongoing in large enterprise and is emerging in the healthcare and government sectors.
The following tables present wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$85,148	$44,113	$129,261	68.2%	$90,092	$42,117	$132,209	66.0%
Government	7,993	9,348	17,341	9.1%	9,426	11,217	20,643	10.3%
Large enterprise	11,539	3,009	14,548	7.7%	13,867	2,257	16,124	8.1%
Other(1)	10,885	8,208	19,093	10.1%	14,734	3,072	17,806	8.9%
Total Direct	115,565	64,678	180,243	95.1%	128,119	58,663	186,782	93.3%
Total Indirect	3,449	5,936	9,385	4.9%	4,283	9,208	13,491	6.7%
Total	$119,014	$70,614	$189,628	100.0%	$132,402	$67,871	$200,273	100.0%

(1) Other includes hospitality, resort and billable travel revenue.

	For the Year Ended December 31, 2013
Market Segment	Wireless	Software	Total	% of Total
		(Dollars in thousands)
Healthcare	$97,458	$40,501	$137,959	65.8%
Government	11,894	6,751	18,645	8.9%
Large enterprise	17,056	2,658	19,714	9.4%
Other(1)	17,559	3,276	20,835	9.9%
Total Direct	143,967	53,186	197,153	94.0%
Total Indirect	5,481	7,118	12,599	6.0%
Total	$149,448	$60,304	$209,752	100.0%

(1) Other includes hospitality, resort and billable travel revenue.
We generate revenue by providing wireless messaging services, as well as developing, licensing, and supporting a wide range of software products and services. Our most significant expenses are related to employee compensation, cost of sales, site rents, telecommunications and transactional taxes.
Wireless Revenue
We provide one-way and advanced two-way wireless messaging services including information services throughout the United States. We provide wireless messaging services to subscribers for a periodic fee. In addition, subscribers either lease a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor ("direct"). We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks ("indirect"). We also offer ancillary services, such as voice mail and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. We market and distribute these wireless messaging and information services through a direct sales force and a small indirect sales channel. (See Item 1. “Business” for more details.)

Wireless revenue consists of two primary components: paging revenue and product and other revenue. The breakout of wireless revenue by component was as follows for the periods stated:

	For the Year Ended December 31,
Revenue	2015	2014	2013
	(Dollars in thousands)
Paging revenue	$114,107	$125,201	$142,271
Product and other revenue	4,907	7,201	7,177
Total wireless revenue	$119,014	$132,402	$149,448
The following table summarizes the breakdown of our direct and indirect units in service (that underlies our paging revenue)at specified dates:

	As of December 31,
	2015		2014		2013
Distribution Channel	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
Direct	1,133	96.5%	1,204	95.8%	1,315	95.6%
Indirect	40	3.5%	52	4.2%	61	4.4%
Total	1,173	100.0%	1,256	100.0%	1,376	100.0%
As noted above in “Overview,” our key market segments are healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. The following table indicates the percentage of our units in service by key market segments for the periods stated and illustrates the relative significance of these market segments to our business.

	As of December 31,
Market Segment	2015	2014	2013
Healthcare	77.0%	74.1%	71.9%
Government	7.2%	7.8%	8.6%
Large enterprise	6.9%	7.7%	8.1%
Other	5.5%	6.2%	7.0%
Total Direct	96.6%	95.8%	95.6%
Total Indirect	3.4%	4.2%	4.4%
Total	100.0%	100.0%	100.0%
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
The following table sets forth our gross placements and disconnects for the periods stated:

	For the Year Ended December 31,
	2015		2014		2013
Distribution Channel	Gross Placements	Disconnects	Gross Placements	Disconnects	Gross Placements	Disconnects
	(Units in thousands)
Direct	133	203	166	277	174	280
Indirect	3	16	4	13	4	37
Total	136	219	170	290	178	317

The following table sets forth information on our direct units in service by account size for the periods stated:

	As of December 31,
Account Size	2015	% of Total	2014	% of Total	2013	% of Total
	(Units in thousands)
1 to 3 units	30	2.6%	35	2.9%	43	3.2%
4 to 10 units	16	1.4%	21	1.7%	25	1.9%
11 to 50 units	43	3.8%	51	4.2%	61	4.6%
51 to 100 units	30	2.6%	34	2.8%	42	3.2%
101 to 1000 units	229	20.2%	262	21.8%	287	21.9%
> 1000 units	785	69.4%	801	66.6%	857	65.2%
Total direct units in service	1,133	100.0%	1,204	100.0%	1,315	100.0%
The following table sets forth information on the direct net disconnect rate by account size for our direct customers for the periods stated:

	For the Year Ended December 31,
Account Size	2015	2014	2013
1 to 3 units	(16.0)%	(16.9)%	(17.6)%
4 to 10 units	(20.6)%	(17.7)%	(18.8)%
11 to 50 units	(16.5)%	(16.4)%	(18.2)%
51 to 100 units	(12.5)%	(19.1)%	(14.8)%
101 to 1000 units	(12.4)%	(8.9)%	(13.9)%
> 1000 units	(1.9)%	(6.6)%	(2.6)%
Total direct net unit loss %	(5.9)%	(8.5)%	(7.4)%
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
The following table sets forth ARPU by distribution channel for the periods stated:

	ARPU For the Year Ended December 31,
Distribution Channel	2015	2014	2013
Direct	$7.90	$8.00	$8.34
Indirect	6.17	6.26	5.87
Consolidated	7.83	7.93	8.20
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenues to decline in line with recent trends. The change in ARPU in the direct distribution channel is the most significant indicator of rate-related changes in our revenue. The decrease in consolidated ARPU during the years 2013 through 2015 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU would trend lower for both the direct and indirect distribution channels in 2016. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.

The following table sets forth information on direct ARPU by account size for the periods stated:

	For the Year Ended December 31,
Account Size	2015	2014	2013
1 to 3 units	$14.28	$14.71	$15.04
4 to 10 units	14.07	14.13	14.15
11 to 50 units	12.00	11.94	11.92
51 to 100 units	10.48	10.28	10.40
101 to 1000 units	8.75	8.71	8.75
> 1000 units	6.88	6.91	7.25
Total direct ARPU	$7.90	$8.00	$8.34
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
Operations revenue consists of subscription services revenue, software license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application or equipment (typically for one year). We recognize equipment revenue when it is shipped or delivered to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively. As of January 1, 2014, license, professional services and maintenance revenue is recognized ratably over the longer of the period of professional services delivery to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and maintenance revenue will be recognized ratably over the remaining contractual term of the maintenance agreement. Prior to January 1, 2014, license and professional services revenue was recognized when the services were fully delivered to the customer and maintenance revenue was recognized ratably over the term of the maintenance agreement. After the initial maintenance term, customers typically renew their maintenance support. The maintenance renewal rates for the years ended December 31, 2015, 2014 and 2013 were 99.7%, 99.5% and 99.1%, respectively.
The breakout of revenue by component was as follows for the periods stated:

	For the Year Ended December 31,
Revenue	2015	2014	2013
	(Dollars in thousands)
Subscription	$1,681	$1,483	$821
License	9,796	11,274	11,236
Services	18,837	17,372	13,680
Equipment	5,873	6,939	6,709
Operations revenue	$36,187	$37,068	$32,446
Maintenance revenue	34,427	30,803	27,858
Total revenue	$70,614	$67,871	$60,304
 On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings decreased by 5.7% for the year ended December 31, 2015 compared to the same period in 2014. The decrease primarily reflects slower growth than planned in our international sales. We currently plan to continue expansion in the European, Middle Eastern, Australian and Asia Pacific markets in 2016.

The following table summarizes total bookings for the periods stated:

	For the Year Ended December 31,
Bookings	2015	2014	2013
	(Dollars in thousands)
Operations and new maintenance orders	$38,577	$45,125	$35,130
Maintenance and subscription renewals	35,446	33,389	28,322
Total bookings	$74,023	$78,514	$63,452
Operations and new maintenance orders in 2014 reflect $6.7 million of one-time bookings related to a U.S. government entity. We reported a software backlog of $38.7 million for the year ended December 31, 2015, which represented all purchase orders received from customers not yet recognized as revenue.

Backlog	December 31, 2015
(Dollars in thousands)
Beginning balance at January 1, 2015	$42,391
Operations bookings for the year	38,577
Maintenance renewals for the year	35,446
Available backlog	$116,414
Operations revenue for the year	(36,187)
Maintenance revenue for the year	(34,427)
Other(1)	(7,150)
Total backlog at December 31, 2015	$38,650
Decrease in backlog from January 1, 2015	(8.8)%

(1)
Other reflects cancellations and adjustments to backlog. Backlog is reviewed periodically during the year. Adjustments to backlog reflect customer cancellations, changes in customer requirements and Company cancellations due to credit or other payment issues.

The breakout of backlog by source was as follows at each quarter end in 2015:

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Operations revenue	$20,070	$22,197	$22,390	$21,457
Deferred maintenance revenue	14,146	15,620	15,561	13,172
Maintenance pre-billed	4,434	3,823	5,574	5,923
Total Backlog	$38,650	$41,640	$43,525	$40,552
Operations - Consolidated
Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management. These operating expenses are categorized as follows:

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

We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 75% of the operating expenses referred to above were incurred in payroll and related expenses, cost of sales, site and facility rent expenses and telecommunication expenses for each of the years ended December 31, 2015, 2014 and 2013. Payroll and related expenses for the year ended December 31, 2015 included an expense of $0.3 million due to a change in the service period under the 2015 LTIP associated with the departure of a former executive.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 600 full-time equivalent employees (“FTEs”) at December 31, 2015, an increase of 2.2% from 587 FTEs at December 31, 2014. The increase in the number of FTEs reflects the additional headcount associated with our software revenues.
Cost of sales includes distribution costs for equipment and products sold and/or licensed, operating costs related to product implementation, training, and product support services, and costs associated with the delivery of third party implementation services and third party license, and/or maintenance support.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.2% to 4,243 active transmitters at December 31, 2015 from 4,339 active transmitters at December 31, 2014.
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
Due to the integration of the management structure and consolidation of our organization effective January 1, 2014, certain prior years' interim revenue and operating expenses were reclassified to conform to the current year's presentation. In 2014, we reported wireless and software revenue, and had reclassified the revenue previously reported in the Annual Report on Form 10-K for 2013 (the "2013 Form 10-K") to conform with the current year's presentation. In 2013, wireless revenue of $149.45 million was reported as $143.63 million in service, rental and maintenance, net of service credits, and $5.82 million in software revenue and other, net. Also in 2013, software revenue of $60.30 million was reported in software revenue and other, net. We reclassified payroll and related expenses among functional departments and eliminated general and administrative overhead expenses previously allocated to cost of revenue, service, rental and maintenance and selling and marketing. The reclassifications resulted in the following increases and (decreases) to the 2013 Form 10-K reported operating expenses: Cost of revenue of $5.79 million; service, rental and maintenance of ($3.17) million; selling and marketing of $0.53 million; and general and administrative of ($3.15) million. The changes had no impact to previously reported total operating expenses and operating income.

Statements of Income
Comparison of the Statements of Income for the Years Ended December 31, 2015 and 2014

	For the Year Ended December 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Revenues:
Wireless	$119,014	$132,402	$(13,388)	(10.1)%
Software	70,614	67,871	2,743	4.0%
Total	$189,628	$200,273	$(10,645)	(5.3)%
Selected operating expenses:
Cost of revenue	$33,851	$32,556	$1,295	4.0%
Service, rental and maintenance	44,401	45,485	(1,084)	(2.4)%
Selling and marketing	27,446	30,013	(2,567)	(8.6)%
General and administrative	42,159	45,896	(3,737)	(8.1)%
Severance and restructuring	2,701	1,495	1,206	80.7%
Total	$150,558	$155,445	$(4,887)	(3.1)%
FTEs	600	587	13	2.2%
Active transmitters	4,243	4,339	(96)	(2.2)%

Revenue — Wireless
Our wireless revenue was $119.0 million and $132.4 million for the years ended December 31, 2015 and 2014, respectively. The decrease in wireless revenue of $13.4 million or 10.1% reflects the decrease in demand for our wireless services. Wireless revenue includes paging revenue, product revenue and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and rental of leased units and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for leased devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Paging revenue:
One-way messaging	$100,256	$109,240
Two-way messaging	13,851	15,961
Total paging revenue	114,107	125,201
Non-paging revenue	4,907	7,201
Total wireless revenue	$119,014	$132,402
The table below sets forth units in service and paging revenue, the changes in each between 2015 and 2014 and the changes in revenue associated with differences in ARPU and the number of units in service:

	Units in Service			Revenues
	As of December 31,			For the Year Ended December 31,			Change Due To:
	2015	2014	Change	2015(1)	2014(1)	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
One-way messaging	1,095	1,168	(73)	$100,256	$109,240	$(8,984)	$(797)	$(8,188)
Two-way messaging	78	88	(10)	13,851	15,961	(2,110)	(439)	(1,670)
Total	1,173	1,256	(83)	$114,107	$125,201	$(11,094)	$(1,236)	$(9,858)

(1)	Amounts shown exclude non-paging revenue.

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
Revenue — Software
Our software revenue was $70.6 million and $67.9 million for the years ended December 31, 2015 and 2014, respectively, which consisted of operations revenue (from licenses, subscriptions, professional services and equipment sales) and maintenance revenue. The table below details total revenue for software operations for the periods stated:

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Subscription	$1,681	$1,483
License	9,796	11,274
Services	18,837	17,372
Equipment	5,873	6,939
Operations revenue	36,187	37,068
Maintenance revenue	34,427	30,803
Total revenue	$70,614	$67,871
The increase in total software revenue primarily reflects an increase in the maintenance revenue for the period ending December 31, 2015 as compared to the period ending December 31, 2014. The decrease in operations revenue of 2.4% primarily reflects lower sales of software to new customers, which was reflected in the decrease of 13.1% in license revenue. The Company has addressed this decrease in software operations revenue by reorganizing its salesforce and territories and replacing lower performing sales employees with new staff. The Company is unable to predict the timing and impact of these changes on its software operations and bookings in 2016.
The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions, the impact of price increases at renewal and in maintenance support for sales of new solutions. The maintenance renewal rates for the years ended December 31, 2015 and 2014 were 99.7% and 99.5%, respectively.

Operating Expenses
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Year Ended December 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$17,121	$15,751	$1,370	8.7%
Cost of sales	12,873	12,472	401	3.2%
Stock based compensation	134	351	(217)	(61.8)%
Other	3,723	3,982	(259)	(6.5)%
Total cost of revenue	$33,851	$32,556	$1,295	4.0%
FTEs	191	179	12	6.7%
As illustrated in the table above, cost of revenue for the year ended December 31, 2015 increased $1.3 million or 4.0% from the same period in 2014 due to the following variances:

•
Payroll and related — The increase of $1.4 million in payroll and related expenses was due primarily to the additional twelve FTEs in the professional services and maintenance support teams, which supported the increase in service and maintenance revenue.

•
Cost of sales — The increase of $0.4 million in cost of sales was primarily due to charges related to missing or obsolete inventory in the second quarter of 2015, which was partially off-set by lower third-party professional services related to the implementation of software sales orders.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) granted to certain eligible employees. Stock based compensation expenses decreased by $0.2 million due primarily to lower amortization of compensation expense for awards under the 2015 Long-Term Incentive Plan ("LTIP"). (See Note 5).

Service, rental and maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Year Ended December 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$18,634	$17,667	$967	5.5%
Site rent	14,976	15,744	(768)	(4.9)%
Telecommunications	4,949	6,440	(1,491)	(23.2)%
Stock based compensation	115	108	7	6.5%
Repairs and maintenance	1,851	1,900	(49)	(2.6)%
Other	3,876	3,626	250	6.9%
Total service, rental and maintenance	$44,401	$45,485	$(1,084)	(2.4)%
FTEs	158	152	6	3.9%
As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2015 decreased $1.1 million or 2.4% from the same period in 2014 due to the following variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, and in-house repair personnel and product development, product strategy and quality assurance personnel. The increase in payroll and related expenses of $1.0 million was due to six net additional FTEs in product development as compared to the comparable period.

•
Site rent — The decrease of $0.8 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 2.2% from 2014 to 2015.

•
Telecommunications — The decrease of $1.5 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, throughout 2016, and as we reduce our telephone circuit inventory.

•	Other — The increase of $0.3 million in other expenses was due primarily to higher outside services expense associated with third party product development support.
Selling and marketing. Selling and marketing expenses consisted of the following items:

	For the Year Ended December 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$15,093	$16,001	$(908)	(5.7)%
Commissions	7,239	8,469	(1,230)	(14.5)%
Stock based compensation	111	544	(433)	(79.6)%
Other	5,003	4,999	4	0.1%
Total selling and marketing	$27,446	$30,013	$(2,567)	(8.6)%
FTEs	130	124	6	4.8%
As indicated in the table above, selling and marketing expenses for the year ended December 31, 2015 decreased by $2.6 million, or 8.6%, from the same period in 2014. Selling and marketing expenses consisted primarily of payroll and related expenses, which decreased $1.0 million due to lower average payroll and related expenses for sales staff selling software solutions.
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
Commission expenses decreased by $1.2 million due primarily to the impact of a change in the commission plan incentives, which lowered the commission paid on the sale of certain products and a decrease in software operations revenue in 2015. Commission expense is recognized when the underlying revenue from the sales order is recognized.
As noted above, the Company has addressed the lower software operations revenue with a reorganization of its salesforce and territories along with the replacement of lower performing sales employees with new staff. The Company has also adjusted its commission plans to focus staff on selling software to new customers to increase software license revenue. The Company is unable to predict the timing and impact of these changes on its software operations bookings and revenue in 2016.
Stock based compensation expenses decreased by $0.4 million due primarily to lower amortization of compensation expense for grants under the 2015 LTIP. (See Note 5)
Other expenses remained consistent for the year ending December 31, 2015 as compared to the prior year. Other expenses include outside services and other advertising expenses.
General and administrative. General and administrative expenses consisted of the following items:

	For the Year Ended December 31,		Change Between 2015 and 2014
	2015	2014	Total	%
	(Dollars in thousands)
Payroll and related	$17,840	$18,190	$(350)	(1.9)%
Stock based compensation	1,508	2,835	(1,327)	(46.8)%
Bad debt	517	483	34	7.0%
Facility rent	3,505	3,514	(9)	(0.3)%
Telecommunications	1,409	1,602	(193)	(12.0)%
Outside services	7,161	6,965	196	2.8%
Taxes, licenses and permits	4,476	4,955	(479)	(9.7)%
Repairs and maintenance	1,504	1,811	(307)	(17.0)%
Financial services	1,485	1,424	61	4.3%
Other	2,754	4,117	(1,363)	(33.1)%
Total general and administrative	$42,159	$45,896	$(3,737)	(8.1)%
FTEs	121	132	(11)	(8.3)%
As illustrated in the table above, general and administrative expenses for the year ended December 31, 2015 decreased $3.7 million, or 8.1%, from the same period in 2014 due to the following variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.4 million reflecting headcount reductions of eleven FTEs to 121 FTEs at December 31, 2015 from 132 FTEs at December 31, 2014 partially off-set by higher average salaries.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs, common stock awarded to certain eligible employees and amortization of compensation expense for restricted stock awarded to non-executive members of our Board of Directors under the 2012 Equity Incentive Award Plan ("Equity Plan"). Stock based compensation expenses decreased by $1.3 million due primarily to lower amortization of compensation expense for grants under the 2015 LTIP. (See Note 5)

•	Bad debt — Bad debt expense remained consistent for the year ended December 31, 2015 as we were able to maintain our collection efforts associated with our software revenue.

•
Outside services — Outside service expenses consisted primarily of professional services fees associated with compliance reporting, taxes and the Sarbanes–Oxley Act of 2002 ("SOX") and the printing and mailing of invoices. The $0.2 million increase in outside service expenses was primarily due to higher professional services fees for external accounting and tax support services.

•	Repairs and maintenance — The decrease of $0.3 million in repairs and maintenance expenses reflects a lower need for third party support by our sales and customer services teams.

•
Other — The decrease of $1.4 million in other expenses was due primarily to a non-recurring charge of $0.8 million related to future billing credits, and higher relocation expenses and refunds of $0.5 million and net other changes of $0.1 million for the year ended December 31, 2014, which were not incurred during the current year.

Severance and restructuring. Severance and restructuring expenses increased to $2.7 million for the year ended December 31, 2015 compared to $1.5 million for the same period in 2014. Approximately $1.8 million was due to charges related to the departure of two executives during the year ended December 31, 2015. Charges recorded for other planned staffing reductions remained flat for the year ended December 31, 2015 as compared to the year ended December 31, 2014. We accrued post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits. (See Note 1 for further discussion on our severance and restructuring policies.)
Depreciation, amortization and accretion. Depreciation, amortization and accretion expenses were $14.0 million for the year ended December 31, 2015 compared to $16.7 million for the same period in 2014. The decrease was primarily due to $1.6 million in lower depreciation expense for the period for non-paging device assets and $1.0 million in lower amortization expense for intangible assets associated with the change in the useful life of Amcom related intangibles due to our rebranding in 2014, net of $0.1 million in other changes. (See Note 1 for further discussion on our depreciation expense policies.)
Interest expense, net, Other income, net and Income tax expense
Interest expense, net. There was no interest expense for the year ended December 31, 2015, which represents a decrease of $0.5 million for the same period in 2014. The expense for the year ended December 31, 2014 was primarily due to recognition of the remaining deferred financing costs associated with the revolving credit facility, which was terminated on December 15, 2014. (See Note 4).
Other income, net. Net other income was $1.2 million for the year ended December 31, 2015 as compared to net other expense of $0.4 million for the same period in 2014. The other income, net consisted primarily of income related to the sale of two land parcels of $0.8 million and $0.3 million related to dividend income.
Income tax expense (benefit). The income tax benefit for the year ended December 31, 2015 was $57.9 million as compared to a net income tax expense of $6.6 million for the year ended December 31, 2014. The income tax benefit in 2015 was the result of a $68.4 million reduction in the deferred tax asset valuation allowance during the period (See Note 6 for further discussion on our income taxes). The effective tax rate for the year ended December 31, 2015 was (220.3%), which was a decrease of 244.4% from the December 31, 2014 effective tax rate of 24.1%.
The following is the effective tax rate reconciliation for the years ended December 31, 2015 and 2014, respectively. (See Note 6 for further discussion on our income taxes.)

	For the Year Ended December 31,
	2015		2014
	(Dollars in thousands)
Income before income tax expense	$26,298		$27,327
Federal income tax expense at the statutory rate	$9,204	35.0%	$9,564	35.0%
State income taxes, net of Federal benefit	1,021	3.9%	1,188	4.4%
True-up and rate changes	80	0.3%	255	0.9%
Change in valuation allowance	(68,413)	(260.2)%	(5,087)	(18.6)%
Other	171	0.7%	662	2.4%
Income tax expense (benefit)	$(57,937)	(220.3)%	$6,582	24.1%
The pro-forma effective tax rate excludes the effects of the change in the valuation allowance and the change in the deferred income tax rate.

	For the Year Ended December 31,
	2015	2014
Effective tax rate	(220.3%)	24.1%
Change in valuation allowance	260.2%	18.6%
Change in deferred income tax rate	(0.3%)	(0.9%)
Pro-forma effective tax rate	39.6%	41.8%

The decrease in the pro-forma effective tax rate is due primarily to shifts in the allocation of income to lower rate tax jurisdictions within the United States.
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
The table below sets forth units in service and service revenue, the changes in each between 2014 and 2013 and the changes in revenue associated with differences in ARPU and the number of units in service.

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

Service, rental and maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Year Ended December 31,		Change Between 2014 and 2013
	2014	2013	Total	%
	(Dollars in thousands)
Site rent	$15,744	$16,586	$(842)	(5.1)%
Telecommunications	6,440	$7,357	(917)	(12.5)%
Payroll and related	17,667	18,160	(493)	(2.7)%
Stock based compensation	108	131	(23)	(17.6)%
Repairs and maintenance	1,900	2,021	(121)	(6.0)%
Other	3,626	3,216	410	12.7%
Total service, rental and maintenance	$45,485	$47,471	$(1,986)	(4.2)%
FTEs	152	159	(7)	(4.4)%
As illustrated in the table above, service, rental and maintenance expenses for the year ended December 31, 2014 decreased $2.0 million or 4.2% from the same period in 2013 due to the following variances:

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
As illustrated in the table above, general and administrative expenses for the year ended December 31, 2014 decreased $0.2 million, or 0.5%, from the same period in 2013 due to the following variances:

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

	For the Year Ended December 31,
	2014		2013
	(Dollars in thousands)
Income before income tax expense	$27,327		$45,339
Income tax expense at the Federal statutory rate	$9,564	35.0%	$15,869	35.0%
State income taxes, net of Federal benefit	1,188	4.4%	1,709	3.8%
Nondeductible compensation expense	—	—%	841	1.8%
Change in deferred income tax rates	255	0.9%	(1,194)	(2.6)%
Change in valuation allowance	(5,087)	(18.6)%	554	1.2%
Other	662	2.4%	30	0.1%
Income tax expense	$6,582	24.1%	$17,809	39.3%
The pro-forma effective tax rate excludes the effects of the change in the valuation allowance and the change in the deferred income tax rate. The increase from 2013 primarily reflects changes in the state and local income tax rates applicable to our operations.

	For the Year Ended December 31,
	2014	2013
Effective tax rate	24.1%	39.3%
Change in valuation allowance	18.6%	(1.2)%
Change in deferred income tax rate	(0.9)%	2.6%
Pro-forma effective tax rate	41.8%	40.7%
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2015, we had cash and cash equivalents of $111.3 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. Cash held in these accounts is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we have approximately $7.0 to $12.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We intend to use our cash on hand to provide working capital, to support operations, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to invest in our operations or fund acquisitions of assets of other businesses that we believe will provide a measure of growth or revenue stability while supporting our operating structure.
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of December 31, 2015, our available cash on hand was $111.3 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2015, should be adequate to meet anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,			Change Between 2015 and 2014
	2015	2014	2013
	(Dollars in thousands)
Net cash provided by operating activities	$38,012	$41,559	$50,456	$(3,547)
Net cash used in investing activities	(5,565)	(7,614)	(10,115)	2,049
Net cash used in financing activities	(28,984)	(15,151)	(12,312)	(13,833)
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

	For the Year Ended December 31,		Change Between 2015 and 2014
	2015	2014
	(Dollars in thousands)
Cash received from customers	$194,194	$194,898	$(704)
Cash paid for
Payroll and related costs	81,818	77,458	4,360
Site rent costs	15,085	15,832	(747)
Telecommunications costs	6,814	8,153	(1,339)
Interest costs	2	8	(6)
Other operating costs	52,463	51,888	575
	156,182	153,339	2,843
Net cash provided by operating activities	$38,012	$41,559	$(3,547)
Net cash provided by operating activities decreased $3.5 million for the year ended December 31, 2015 compared to the same period in 2014 due to a decrease in cash received from customers of $0.7 million, an an increase in cash paid for operating expenses of $2.8 million. Cash received from customers consisted of revenue and direct taxes billed to customers adjusted for changes in accounts receivable, deferred revenue and tax withholding amounts. The decrease of $0.7 million was due to lower revenue of $10.6 million off-set by higher collection of accounts receivable of $9.2 million and a net increase of $0.7 million in deferred revenue, customer deposits, and other.
The increase in cash paid for operating expenses of $2.8 million was as follows:

•	Cash payments for payroll and related costs increased by $4.4 million primarily due to high headcount and an additional pay period resulting in high payroll and related payments.

•
Cash payments for site rent costs decreased $0.7 million. This decrease was due primarily to lower site rent costs for leased locations as we rationalized our network and incurred lower payments than in 2014.

•
Cash payments for telecommunication costs decreased $1.3 million. This decrease was due primarily to the consolidation of our networks and reflects continued office and staffing reductions to support our smaller customer base for wireless revenue.

•
Cash payments for other operating costs increased $0.6 million. The increase was due primarily to a decrease in accounts payable of $0.7 million off set by a decrease of $0.4 million in inventory purchases to support software sales and a net $0.3 million increase in payments for other expenses.

Net Cash Used in Investing Activities. Net cash used in investing activities decreased $2.0 million for the year ended December 31, 2015 compared to the same period in 2014 due primarily to lower capital expenses for property and equipment of $1.3 million and an increase in the proceeds received from the sale of property and equipment of $0.7 million for the year ended December 31, 2015 from the same period in 2014.
Net Cash Used in Financing Activities. Net cash used in financing activities increased $13.8 million for the year ended December 31, 2015 from the same period in 2014 due to stock repurchases of $15.0 million for the year ended December 31, 2015 as compared to $4.3 million for the year ended December 31, 2014. In addition, we paid $3.1 million more in cash dividends to stockholders for the year ended December 31, 2015 compared to the same period in 2014, which includes $0.6 million in dividends paid on the vested RSUs issued under the 2011 LTIP in 2015.
Cash Dividends to Stockholders. For the year ended on December 31, 2015, we paid a total of $13.3 million (or $0.625 per share of common stock) in quarterly cash dividends and special dividend compared to $10.8 million (or $0.50 per share of common stock) in quarterly cash dividends for the same period in 2014.
Future Cash Dividends to Stockholders. On February 24, 2016, our Board of Directors declared a regular quarterly dividend of $0.125 per share of common stock, with a record date of March 18, 2016, and a payment date of March 30, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. On July 31, 2008, our Board of Directors approved a program to repurchase our common stock in the open market. Credit Suisse Securities (USA) LLC administers such purchases. We expect to use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program.
For the year ended December 31, 2015, we purchased 897,117 shares of our common stock under the repurchase program for $15.0 million. The Company’s stock repurchase program has been extended at various dates between 2009 through 2015 by our Board of Directors. The available repurchase authority is $10.0 million as of January 4, 2016 and expires on December 31, 2016. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. (See Note 5 for further discussion on our common stock repurchase program.)
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
On December 15, 2014, we terminated the Amended Credit Agreement and underlying revolving credit facility. At the time the revolving credit facility was terminated, we were in compliance with all the required financial covenants and did not incur any early termination penalties. As of December 31, 2015, we had no outstanding debt. (See Note 4 for further discussion on our long-term debt.)

Commitments and Contingencies
Contractual Obligations. As of December 31, 2015, our contractual payment obligations under our operating leases for office and transmitter locations are indicated in the table below. For purposes of the table below, purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to certain telecommunication and information technology expenses. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. Other obligations as indicated below consisted primarily of expected future payments for asset retirements and cumulative dividends primarily under the 2015 LTIP payable to certain eligible employees.
The following table provides the Company's significant commitments and contractual obligations as of December 31, 2015.

	Payments Due By Period
	(Dollars in thousands)
	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$18,156	$6,469	$7,779	$2,151	$1,757
Purchase obligations	12,290	5,778	6,508	4	—
Other obligations	9,552	389	412	8,751	—
Total contractual obligations	$39,998	$12,636	$14,699	$10,906	$1,757
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
Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that primarily resulted from our previous acquisitions. Such intangibles are being amortized over periods up to ten years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecasted estimated enterprise-level cash flows based on operating assumptions such as revenue forecasted by product line. If the forecast of undiscounted cash flows did not exceed the carrying value of the long-lived assets, we would record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill resulting from our acquisitions is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We performed this annual impairment test in the fourth quarter of 2015. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we compare the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. A confirmatory discounted cash flow analysis is also used to assess whether impairment exists. This calculation requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital.
We did not record any impairment of long-lived assets, definite lived intangible assets or goodwill for the years ended December 31, 2015 and 2014.
Accounts Receivable Allowances
Our two most significant allowance accounts are an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.
Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends. In determining these percentages, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. The allowance for doubtful accounts was $0.6 million,$0.7 million and $1.3 million at December 31, 2015, 2014 and 2013, respectively. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that our future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.
The allowance for service credits and maintenance related provisions is based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. The allowance for service credits was $0.7 million, $0.6 million and $0.9 million at December 31, 2015, 2014 and 2013, respectively. This allowance reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. In addition, this allowance reduces software maintenance revenue. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and maintenance related provisions.
Revenue Recognition
We recognize revenue when four basic criteria have been met:
•there is persuasive evidence that an arrangement exists;
•delivery has occurred or services rendered;
•the fee is fixed or determinable; and
•collectability is reasonably assured.
Amounts billed to customers, but not meeting the above revenue recognition criteria are deferred until all four criteria have been met.

Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. If both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. At the time a contract is executed, we evaluate the contract to assess whether the fee is fixed or determinable. If the fee is assessed as not being fixed or determinable, revenue recognition is delayed until this assessment can be made. Additionally, we review customer creditworthiness and our historical ability to collect payments due.
Our wireless revenue consists primarily of service, rental and maintenance fees charged to customers on a monthly, quarterly or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sales. We recognize paging service revenue over the period the service is performed; revenue from product sales is recognized at the time of shipment or installation. We have a variety of billing arrangements with our customers resulting in deferred revenue from advance billings and accounts receivables for billing in-arrears arrangements.
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
Our standard post contract support (maintenance) is allocated using VSOE as an input in the relative selling price allocation. For software licenses, professional services, equipment and premium maintenance we have determined that neither VSOE nor TPE is available and as such, we have used BESP as an input in order to allocate our arrangement fees. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices take into consideration our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.
In multiple-element arrangements, the arrangement consideration allocated to our non-software deliverables (equipment) is generally recognized upon shipment or delivery to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively.
For our software deliverables, which include software licenses, professional services, and post contract support (maintenance), we further allocate arrangement consideration using the residual method. As noted above, we have not established VSOE for our software licenses, professional services and premium maintenance. However, we have established, and continue to maintain, VSOE for our standard post contract support (maintenance). We recognize contract revenue ratably over the longer of the estimated services delivery period or the maintenance term. If delivery of the software and services is completed before the end of the maintenance period, then the remaining deferred revenue associated with these elements is recognized in full at this time. Any unrecognized revenue related to maintenance continues to be recognized ratably over the remaining term of the maintenance period. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement. Prior to January 1, 2014, we did not have a method for reasonably estimating the services period and therefore, license and professional services revenue was primarily recognized at the time of full delivery. In 2014, we developed a methodology for reasonably estimating the services period and have been able to recognize license and professional services revenue ratably on most contracts. Generally, the defined services period for most of our projects is shorter than the maintenance term.

Asset Retirement Obligations
We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and five years. The asset retirement costs were $3.6 million and $2.8 million at December 31, 2015 and 2014, respectively. The net increase in asset retirement costs in 2015 is related to the revised deconstruction forecast during the period. Depreciation, amortization and accretion for the years ended December 31, 2015 and 2014 included benefits of $0.5 million and $0.3 million, respectively, related to depreciation of these asset retirement costs.The benefits in depreciation expense for these years are due to net reductions to the asset retirement costs as a result of changes in the timing and costs of the transmitter deconstructions. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date.
At December 31, 2015 and 2014, accrued other liabilities included $0.3 million and $0.3 million, respectively, of asset retirement liabilities related to our efforts to reduce the number of transmitters in operation; other long-term liabilities included $7.5 million and $6.8 million, respectively, related primarily to an estimate of the costs of deconstructing assets through the terminal date. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $9.3 million. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2015 – January 1 through December 31 – Additions(1)	11.50%
2015 – December 31 - Incremental Estimates(2)	10.48%
2014 – January 1 through December 31 – Additions(1)	10.48%
2014 – December 31 - Incremental Estimates(2)	12.10%
2013 – December 31 Additions(1) and Incremental Estimates	10.48%
2013 – January 1 through September 30 – Additions(1)	10.60%

(1)	Transmitters moved to new sites resulting in additional liability.

(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.
The total estimated liability is based on transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Depreciation, amortization and accretion expense for the years ended December 31, 2015, 2014 and 2013 included $0.7 million, $0.8 million and $0.6 million, respectively, for accretion expense on the asset retirement obligation liabilities.
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

The DTA valuation allowance reflects management’s judgment concerning the ultimate recoverability of the DTAs. As of December 31, 2015, we concluded that it is more likely than not that the net DTAs of $84.0 million will be recoverable. Approximately 85.0% of our net DTAs consist of net operating loss carryforwards. For the three years ended December 31, 2014, the Company has utilized approximately $121.7 million of net operating losses which translates into approximately $48.5 million of DTAs and we expect to utilize $26.4 million of NOLs for the year ended December 31, 2015.

We consider both positive and negative evidence when evaluating the recoverability of our DTAs. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our operations. In preparing our analysis of the recoverability of our DTAs, we consider the following possible sources of taxable income:

1.    Future reversals of existing taxable temporary differences.

We consider 100% of our existing taxable temporary differences when estimating the amount of recoverable DTAs. As of December 31, 2015, we had approximately $5.5 million of taxable temporary differences which we believe will be recoverable over the next 20 year carryforward period. Most of these differences relate to software intangible assets that have a 15 year recovery period.

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

4.    Tax planning strategies.

Since 2012, we elected to capitalize and amortize over 10 years, software research and development costs. In the near term, this has the effect of increasing taxable income and the amount of net operating losses utilized.

The balance of the DTA valuation allowance at December 31, 2015 and 2014 was $45.8 million and $114.2 million, respectively. The estimated recoverable DTAs at December 31, 2015 totaled $84.0 million and at December 31, 2014 was $24.1 million. These estimated recoverable amounts represent approximately 64.7% and 17.5%, respectively, of the total DTAs before the valuation allowance at December 31, 2015 and 2014.
Recent and Pending Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since the ASU was issued, the FASB has issued several changes, most notably in July 2015, which delayed the effective date. Our effective date is January 1, 2018 and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which was issued as part of the FASB’s simplification initiative, which has an objective of identifying areas of GAAP that can be simplified for the purpose of reducing an entity’s costs while continuing to provide useful information to financial statement users. ASU 2015-17 allows entities to classify deferred tax assets or liabilities as non-current rather than splitting the balance between a current and non-current balance. Entities may apply this new guidance prospectively or retrospectively when adopting this standard.
The effective date is January 1, 2017, however, early adoption of the standard is effective immediately. We have decided to early adopt this guidance and have classified our DTA as non-current at December, 31, 2015. Early adoption did not have a material impact on our overall financial statements and does not alter our overall financial results. We applied the guidance retrospectively for the purposes of providing comparable financial statement results. Retrospective application of this standard resulted in a reclassification of the current DTAs of $2.2 million, net of the valuation allowance to a non-current asset in our balance sheet for the period ending December 31, 2014. Retrospective application had no other financial statement impact.
The FASB is expected to issue an ASU on the accounting for leases in the first quarter of 2016. The new standard is expected to establish a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating with classification affecting the pattern of expense recognition in the income statement.
The new ASU is expected to be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is expected to be required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
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

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating income	$25,100	$28,151	$45,494
Plus: Depreciation, amortization, accretion and impairment	13,970	16,677	15,167
EBITDA (as defined by the Company)	39,070	44,828	60,661
Less: Purchases of property and equipment	(6,374)	(7,679)	(10,408)
OCF (as defined by the Company)	$32,696	$37,149	$50,253

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2015, we had no outstanding borrowings or associated debt service requirements. (See Note 4 for further discussion on our long-term debt).
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. Most of the transactions are currently billed and denominated in United States dollars and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements are included in this Report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this 2015 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from SPŌK’s definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 29, 2016.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from SPŌK’s definitive Proxy Statement for our 2016 Annual Meeting of Stockholders:

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
We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Compensation and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2016 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2016 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2016 Annual Meeting of Stockholders entitled “Related Person Transactions and Code of Conduct.” The information required by this item with respect to director independence is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2016 Annual Meeting of Stockholders entitled “Board and Governance Matters.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of SPŌK’s definitive Proxy Statement for our 2016 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

(2)	Supplemental Schedules
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013

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
February 25, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 25, 2016
Vincent D. Kelly

/s/ Shawn E. Endsley	Chief Financial Officer (principal financial officer)	February 25, 2016
Shawn E. Endsley

/s/ Danielle L. Brogan	Chief Accounting Officer and Controller (principal accounting officer)	February 25, 2016
Danielle L. Brogan

/s/ Royce Yudkoff	Chairman of the Board	February 25, 2016
Royce Yudkoff

/s/ N. Blair Butterfield	Director	February 25, 2016
N. Blair Butterfield

/s/ Nicholas A. Gallopo	Director	February 25, 2016
Nicholas A. Gallopo

/s/ Stacia A. Hylton	Director	February 25, 2016
Stacia A. Hylton

/s/ Brian O’Reilly	Director	February 25, 2016
Brian O’Reilly

/s/ Matthew Oristano	Director	February 25, 2016
Matthew Oristano

/s/ Samme L. Thompson	Director	February 25, 2016
Samme L. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spōk Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Spōk Holdings, Inc. (formerly USA Mobility, Inc.) (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spōk Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015 and 2014, related to the presentation of deferred income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spōk Holdings, Inc.
We have audited the internal control over financial reporting of Spōk Holdings, Inc. (formerly USA Mobility, Inc.) (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia
February 25, 2016

SPŌK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$111,332	$107,869
Accounts receivable, less allowances of $1,286 and $1,300, respectively	22,638	24,969
Tax receivables	62	155
Prepaid expenses and other	5,290	7,095
Inventory, net	2,291	2,673
Total current assets	141,613	142,761
Property and equipment, at cost:
Land, buildings and improvements	3,699	3,683
Paging and computer equipment	116,270	117,610
Furniture, fixtures and vehicles	4,334	4,333
	124,303	125,626
Less accumulated depreciation and amortization	108,917	108,231
Property and equipment, net	15,386	17,395
Goodwill	133,031	133,031
Other intangibles, net	14,964	19,698
Deferred income tax assets, less valuation allowance of $45,777 and $114,190, respectively	83,983	24,143
Other assets	1,445	862
TOTAL ASSETS	$390,422	$337,890
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,121	$2,784
Accrued compensation and benefits	9,508	12,460
Accrued network cost	917	1,072
Accrued taxes	3,465	4,195
Accrued severance and restructuring	1,356	1,581
Accrued other	2,744	3,637
Deferred revenue	27,045	24,034
Total current liabilities	47,156	49,763
Deferred revenue	741	937
Other long-term liabilities	8,972	8,131
TOTAL LIABILITIES	56,869	58,831
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 20,886,261 shares issued and outstanding as of December 31, 2015 and 21,419,073 shares issued and 21,978,762 shares outstanding at December 31, 2014	2	2
Additional paid-in capital	110,435	126,678
Retained earnings	223,116	152,379
TOTAL STOCKHOLDERS’ EQUITY	333,553	279,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$390,422	$337,890
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except share and per share amounts)
Revenue:
Wireless	$119,014	$132,402	$149,448
Software	70,614	67,871	60,304
Total revenue	189,628	200,273	209,752
Operating expenses:
Cost of revenue	33,851	32,556	27,915
Service, rental and maintenance	44,401	45,485	47,471
Selling and marketing	27,446	30,013	26,617
General and administrative	42,159	45,896	46,105
Severance	2,701	1,495	983
Depreciation, amortization and accretion	13,970	16,677	15,167
Total operating expenses	164,528	172,122	164,258
Operating income	25,100	28,151	45,494
Interest income (expense), net	16	(456)	(260)
Other income (expense), net	1,182	(368)	105
Income before income tax expense	26,298	27,327	45,339
Income tax benefit (expense)	57,937	(6,582)	(17,809)
Net income	$84,235	$20,745	$27,530
Basic net income per common share	$3.99	$0.96	$1.27
Diluted net income per common share	$3.98	$0.94	$1.25
Basic weighted average common shares outstanding	21,120,268	21,621,466	21,648,654
Diluted weighted average common shares outstanding	21,186,750	22,090,770	22,010,523
Cash distributions declared per common share	$0.63	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	(Dollars in thousands except share amounts)
Balance, January 1, 2013	21,701,353	$2	$125,212	$126,205	$251,419
Net income	—	—	—	27,530	27,530
Issuance of common stock under the Equity Plan	41,702	—	539	—	539
Purchased and retired common stock and other	(108,459)	—	(1,532)	—	(1,532)
Amortization of stock based compensation	—	—	3,045	—	3,045
Cash distributions declared	—	—	—	(11,051)	(11,051)
Issuance of restricted common stock under the Equity Plan	17,745	—	—	—	—
Balance, December 31, 2013	21,652,341	$2	$127,264	$142,684	$269,950
Net income	—	—	—	20,745	20,745
Issuance of common stock under the Equity Plan	5,820	—	85	—	85
Issuance of common stock for vested restricted stock units under the Equity Plan	559,689	—	—	—	—
Purchased and retired common stock and other	—	—	(99)	—	(99)
Amortization of stock based compensation	—	—	3,753	—	3,753
Cash distributions declared	—	—	—	(11,050)	(11,050)
Common stock repurchase program	(263,772)	—	(4,325)	—	(4,325)
Issuance of restricted common stock under the Equity Plan	24,684	—	—	—	—
Balance, December 31, 2014	21,978,762	$2	$126,678	$152,379	$279,059
Net income	—	—	—	84,235	84,235
Purchase of common stock for tax withholding, net	(217,211)	—	(3,824)	—	(3,824)
Purchased and retired common stock and other	—	—	721	—	721
Amortization of stock based compensation	—	—	1,868	—	1,868
Cash distributions declared	—	—	—	(13,498)	(13,498)
Common stock repurchase program	(897,177)	—	(15,008)	—	(15,008)
Issuance of restricted common stock under the Equity Plan	21,887	—	—	—	—
Balance, December 31, 2015	20,886,261	$2	$110,435	$223,116	$333,553
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$84,235	$20,745	$27,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	13,970	16,677	15,167
Amortization of deferred financing costs	—	456	258
Deferred income (benefit) tax expense	(59,007)	4,740	16,276
Stock based compensation	1,868	3,838	3,045
Provisions for doubtful accounts, service credits and other	1,290	1,128	1,955
Adjustments of non-cash transaction taxes	(686)	(310)	(474)
(Gain)/Loss on disposals of property and equipment	(793)	3	21
Changes in assets and liabilities:
Accounts receivable	1,041	(8,013)	1,542
Prepaid expenses, intangible assets and other assets	658	17	(1,215)
Accounts payable, accrued liabilities and other	(7,381)	1,192	(6,855)
Customer deposits and deferred revenue	2,817	1,086	(6,794)
Net cash provided by operating activities	38,012	41,559	50,456
Cash flows from investing activities:
Purchases of property and equipment	(6,374)	(7,679)	(10,408)
Proceeds from disposals of property and equipment	809	65	293
Net cash used in investing activities	(5,565)	(7,614)	(10,115)
Cash flows from financing activities:
Cash distributions to stockholders	(13,976)	(10,826)	(12,312)
Purchase of common stock (including commissions)	(15,008)	(4,325)	—
Net cash used in financing activities	(28,984)	(15,151)	(12,312)
Net increase in cash and cash equivalents	3,463	18,794	28,029
Cash and cash equivalents, beginning of period	107,869	89,075	61,046
Cash and cash equivalents, end of period	$111,332	$107,869	$89,075
Supplemental disclosure:
Interest paid	$3	$8	$10
Income taxes paid	$1,521	$1,448	$1,474
The accompanying notes are an integral part of these consolidated financial statements.

SPŌK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Significant Accounting Policies
Business — Spōk Holdings, Inc. and its subsidiaries (collectively, “SPŌK” or the “Company”), through its indirect wholly-owned subsidiary, Spōk Inc., is a comprehensive provider of critical communications solutions for enterprises. We are the leader in critical communication for healthcare, government, public safety and other industries. We deliver smart, reliable solutions to help protect the health, well-being and safety of people around the globe. Organizations worldwide rely on Spōk for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable to addressing a customer's mission critical communications needs.
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
We also develop, sell and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize and standardize mission critical communications. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. These areas of market focus compliment the market focus of our wireless services outlined above.
Organization and Principles of Consolidation — On March 3, 2011, we acquired Amcom Software, Inc. and subsidiaries. Effective January 1, 2014, the legal entity, Amcom Software, Inc. ("Amcom"), was merged into Spōk, Inc. (formerly USA Mobility, Inc.). Our sole domestic operating subsidiary is now Spōk, Inc. The Company is structured as one operating (and reportable) segment, a critical communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by the Accounting Standards Codification ("ASC")) views the business as one operation and assesses performance and allocates resources on the basis of our consolidated operations. To allow for the comparability of financial results, certain revenue and operating expenses were reclassified to conform to the current year's presentation of one segment.
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have an investment in a Canadian company that is 10% owned and is accounted for under the cost method of accounting.
Preparation of Financial Statements — Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the consolidated statements of income within the operating expense categories of cost of revenue; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance, depreciation, amortization and accretion. These items are shown separately on the consolidated statements of income within operating expenses. Foreign currency translation adjustments were immaterial and are not presented separately in our consolidated statements of stockholders’ equity and balance sheets, and consequently no statements of comprehensive income are presented.
Use of Estimates — The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, severance and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill — We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that primarily resulted from our previous acquisitions. Such intangibles are amortized over periods up to fifteen years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecast estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived assets, we would record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill resulting from our acquisitions is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We performed this annual impairment test in the fourth quarter of 2015. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we compare the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. A confirmatory discounted cash flow analysis is also used to assess whether impairment exists. This calculation requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital.
We did not record any impairment of long-lived assets, definite lived intangible assets or goodwill for the years ended December 31, 2015 and 2014.
Accounts Receivable Allowances — Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively.
Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends. In determining these percentages, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. The allowance for doubtful accounts was $0.6 million and $0.7 million at December 31, 2015 and 2014, respectively. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences in the allowance for doubtful accounts and related provisions.
The allowance for service credits and maintenance related provisions is based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. The allowance for service credits was $0.7 million and $0.6 million at December 31, 2015 and 2014, respectively. This allowance reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. In addition, this allowance reduces software maintenance revenue. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and maintenance related provisions.
Revenue Recognition — We recognize revenue when four basic criteria have been met:
•there is persuasive evidence that an arrangement exists;
•delivery has occurred or services rendered;
•the fee is fixed or determinable; and
•collectability is reasonably assured.
Amounts billed to customers, but not meeting the above revenue recognition criteria are deferred until all four criteria have been met.
Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. If both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. At the time a contract is executed, we evaluate the contract to assess whether the fee is fixed or determinable. If the fee is assessed as not being fixed or determinable, revenue recognition is delayed until this assessment can be made. Additionally, we review customer creditworthiness and our historical ability to collect payments due.
Our wireless revenue consists primarily of service, rental and maintenance fees charged to customers on a monthly, quarterly or annual basis. Revenue also includes the sale of messaging devices directly to customers and other companies that resell our services. With respect to revenue recognition for multiple deliverables, we evaluated these revenue arrangements and determined that two separate units of accounting exist, paging service revenue and product sales. We recognize paging service revenue over the period the service is performed; revenue from product sales is recognized at the time of shipment or installation. We have a variety of billing arrangements with our customers resulting in deferred revenue from advance billings and accounts receivables for billing in-arrears arrangements.
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
Our standard post contract support (maintenance) is allocated using VSOE as an input in the relative selling price allocation. For software licenses, professional services, equipment and premium maintenance we have determined that neither VSOE nor TPE is available and as such, we have used BESP as an input in order to allocate our arrangement fees. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices take into consideration our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.
In multiple-element arrangements, the arrangement consideration allocated to our non-software deliverables (equipment) is generally recognized upon shipment or delivery to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively.
For our software deliverables, which include software licenses, professional services, and post contract support (maintenance), we further allocate arrangement consideration using the residual method. As noted above, we have not established VSOE for our software licenses, professional services and premium maintenance. However, we have established, and continue to maintain, VSOE for our standard post contract support (maintenance). We recognize contract revenue ratably over the longer of the estimated services delivery period or the maintenance term. If delivery of the software and services is completed before the end of the maintenance period, then the remaining revenue associated with these elements is recognized in full at this time. Any unrecognized revenue related to maintenance continues to be recognized ratably over the remaining term of the maintenance period. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement. Prior to January 1, 2014, we did not have a method for reasonably estimating the services period and therefore, license and professional services revenue was primarily recognized at the time of full delivery. In 2014, we developed a methodology for reasonably estimating the services period and have been able to recognize license and professional services revenue ratably on most contracts. The defined services period for most of our projects is shorter than the maintenance term.

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
Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the statements of income.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the “more likely than not” threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. At December 31, 2015 and 2014, there were no uncertain tax positions.

Research and Product Development — Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are expensed as incurred until technological feasibility has been established. Costs incurred after technological feasibility is established and before the product is ready for general release would be capitalized. Costs eligible for capitalization were not material to the consolidated financial statements and were expensed as incurred. Total research and product development costs were $10.3 million, $9.5 million, and $8.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Research and product development costs are included in the service, rental and maintenance operating expense category.
Commissions Expenses — We pay a sales commission for each contract executed with a customer. We capitalize the commissions paid at contract close and recognize commission expense as the revenue from the underlying contract is recognized. Commission expense was $7.2 million, $8.5 million and $6.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Shipping and Handling Costs — We incur shipping and handling costs to send and receive messaging devices to/from our customers and to ship or deliver other equipment to our customers. These costs are expensed as incurred. Total shipping costs were $1.0 million, $1.2 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Advertising Expenses — Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. These costs are included in selling and marketing expenses. We do not incur any direct response advertising costs. Advertising expenses were $1.7 million, $2.3 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Advertising expenses incurred in 2014 included one-time advertising and related expenses of $0.7 million associated with the re-branding to the name SPŌK in July 2014.
Stock Based Compensation — Compensation expense associated with common stock, restricted stock units (“RSUs”) and shares of restricted common stock (“restricted stock”) is recognized over the instruments’ vesting period based on the fair value of the related instruments. The fair value is calculated based on the number of shares issued multiplied by the share price on the grant date.
Cash Equivalents — Cash equivalents include short-term, interest-bearing instruments purchased with initial or remaining maturities of three months or less when purchased.
Sales and Use Taxes — Sales and use taxes imposed on the ultimate consumer are excluded from revenue where we are required by law or regulation to act as collection agent for the taxing jurisdiction.
Fair Value of Financial Instruments — Our financial instruments include our cash, letters of credit (“LOCs”), accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable approximate their carrying values at December 31, 2015 and 2014 due to their short maturities.
Earnings Per Common Share — The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive (see Note 5).
Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since the ASU was issued, the FASB has issued several changes, most notably in July 2015, which delayed the effective date. Our effective date is January 1, 2018 and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which was issued as part of the FASB’s simplification initiative, which has an objective of identifying areas of GAAP that can be simplified for the purpose of reducing an entity’s costs while continuing to provide useful information to financial statement users. ASU 2015-17 allows entities to classify deferred tax assets or liabilities as non-current rather than allocating the balance between a current and non-current balance. Entities may apply this new guidance prospectively or retrospectively when adopting this standard.

The effective date is January 1, 2017, however, early adoption of the standard is effective immediately. We have decided to adopt this guidance for 2015 and have classified our deferred tax asset as non-current at December, 31, 2015. Early adoption did not have a material impact on our overall financial statements and does not alter our overall financial results. We applied the guidance retrospectively for the purposes of providing comparable financial statement results. Retrospective application of this standard resulted in a reclassification of the current deferred tax asset of $2.2 million, net of the valuation allowance to a non-current asset in our balance sheet for the period ending December 31, 2014. Retrospective application had no other financial statement impact.
The FASB is expected to issue an ASU on the accounting for leases in the first quarter of 2016. The new standard is expected to establish a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating with classification affecting the pattern of expense recognition in the income statement.
The new ASU is expected to be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is expected to be required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

2.    Long-Lived Assets
The total depreciation, amortization and accretion expenses related to property and equipment, amortizable intangible assets, and asset retirement obligations for the years ended December 31, 2015, 2014 and 2013 were $14.0 million, $16.7 million and $15.2 million, respectively. The consolidated balances consisted of the following for the periods stated:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Depreciation	$8,570	$10,200	$9,664
Amortization	4,735	5,722	4,965
Accretion	665	755	538
Total depreciation, amortization and accretion	$13,970	$16,677	$15,167

Property and Equipment — A component of depreciation expense relates to the depreciation of certain of our paging equipment assets. The primary component of these assets are transmitters, which incurred total depreciation expense of $0.7 million, $0.9 million, and $1.1 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Transmitter assets are grouped into tranches based on our transmitter decommissioning forecast and are depreciated using the group life method on a straight-line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. The expected useful life is based on our forecasted usage of those assets and their retirement over time and aligns the useful lives of these transmitter assets with their planned removal from service. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets.
Depreciation expense for these assets is subject to change based upon revisions in the timing of transmitter deconstruction resulting from our long-range planning and network rationalization process. During the fourth quarter of 2015, we completed a review of the estimated useful life of our transmitter assets (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2019 to 2020. This change resulted in a revision of the expected future depreciation expense for the transmitter assets beginning in the fourth quarter of 2015. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense.

The extension of the depreciable life qualified as a change in accounting estimate. In the fourth quarter of 2015, depreciation expense was approximately $36,000 less than it would have been had the depreciable lives not been extended.
Asset Retirement Obligations — Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and five years. The asset retirement costs were $3.6 million and $2.8 million at December 31, 2015 and 2014, respectively. The net increase in asset retirement costs in 2015 is related to the increase in paging equipment assets during the period.
Depreciation, amortization and accretion for the years ended December 31, 2015, 2014 and 2013 included benefits of $0.5 million, $0.3 million and $1.0 million, respectively, related to depreciation of these asset retirement costs. The benefits in depreciation expense for these years are due to net increases to the asset retirement costs as a result of changes in the timing and costs of the transmitter deconstructions.
The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to remove assets at a future terminal date.
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2014	$358	$7,599	$7,957
Accretion	28	727	755
Amounts Paid	(399)	—	(399)
Reductions recorded	(141)	(1,025)	(1,166)
Reclassifications	496	(496)	—
Balance at December 31, 2014	$342	$6,805	$7,147
Accretion	125	540	665
Amounts Paid	(176)	—	(176)
Increases and (reductions) recorded	(55)	258	203
Reclassifications	60	(60)	—
Balance at December 31, 2015	$296	$7,543	$7,839
At December 31, 2015 and 2014, accrued other liabilities included $0.3 million of asset retirement liabilities related to our efforts to reduce the number of transmitters in operation; other long-term liabilities included $7.5 million and $6.8 million, respectively, related primarily to an estimate of the costs of deconstructing assets through the terminal date. The primary variables associated with these estimates are the number of transmitters and related equipment to be removed, the timing of removal, and a fair value estimate of the outside contractor fees to remove each asset. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities will accrete to a total liability of $9.3 million. The accretion was recorded on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2015 – January 1 through December 31 – Additions(1)	11.50%
2015 – December 31 - Incremental Estimates(2)	10.48%
2014 – January 1 through December 31 – Additions(1)	10.48%
2014 – December 31 - Incremental Estimates(2)	12.10%
2013 – December 31 Additions(1) and Incremental Estimates	10.48%
2013 – January 1 through September 30 – Additions(1)	10.60%

(1)	Transmitters moved to new sites resulting in additional liability. Weighted average credit adjusted risk-free rate used to discount additions.

(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Accretion expense on the asset retirement obligation liabilities for the years ended December 31, 2015, 2014 and 2013 included $0.7 million, $0.8 million and $0.5 million, respectively.
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
Amortizable Intangible Assets and Goodwill — Other intangible assets consiste of a covenant not to compete with a former executive which was amortized over a three year period and intangible assets related to the acquisition of Amcom that are being amortized over two to fifteen years. These intangibles primarily related to the acquired Amcom trademarks and trade name that were impacted by our rebranding to SPŌK. In 2015, we reviewed the remaining useful life of the software intangibles that had initially been set to amortize over fifteen years. At the time the intangible assets were reassessed, they had been amortized for approximately three years. Upon reassessment, we determined the remaining useful life to be three years and are amortizing the remaining balance over this period. We have not recorded an impairment of our amortizable intangible assets during the years ended December 31, 2015, 2014 and 2013.
The net consolidated balance of amortizable intangible assets consisted of the following at December 31, 2015 and 2014:

		As of December 31,
		2015			2014
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(12,084)	$12,918	$25,002	$(9,584)	$15,418
Acquired technology	2 - 4	8,452	(8,339)	113	8,452	(7,741)	711
Non-compete agreements	3 - 5	2,370	(2,352)	18	2,370	(2,242)	128
Trademarks	6	5,754	(3,839)	1,915	5,754	(2,313)	3,441
Total amortizable intangible assets		$41,578	$(26,614)	$14,964	$41,578	$(21,880)	$19,698
Aggregate amortization expense for other intangible assets for the years ended December 31, 2015, 2014 and 2013 was $4.7 million, $5.7 million and $5.0 million, respectively. During 2014, we increased trademarks by approximately $52,000 due to the purchase of the website domain name associated with the Company re-branding to the name SPŌK in 2014. No additions were made in 2015.
Estimated amortization of intangible assets for future periods was as follows:

For the year ending December 31,	(Dollars in thousands)

2016	$4,160
2017	2,886
2018	2,500
2019	2,500
2020	2,500
Thereafter	418
Total	$14,964
Goodwill at both December 31, 2015 and 2014 was $133.0 million. Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggested a potential impairment had occurred. (See Note 1)
We did not record any impairment of goodwill for the years ended December 31, 2015, 2014 or 2013.

3.    Deferred Revenue
Deferred revenue at December 31, 2015 was $27.0 million for the current portion and $0.7 million for the non-current portion. The deferred revenue at December 31, 2014 was $24.0 million for the current portion and $0.9 million for the non-current portion. Deferred revenue primarily consisted of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represented a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represented a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or when conditions meet our revenue recognition criteria.

4.    Debt
On November 8, 2011, we executed the First Amendment to our Amended and Restated Credit Agreement (“Amended Credit Agreement”) with Wells Fargo Capital Finance, LLC. The Amended Credit Agreement increased the amount of the revolving credit facility to $40.0 million. The maturity date for the revolving credit facility was September 3, 2015. We could make a London Interbank Offered Rate (“LIBOR”) rate election for any amount of our debt for a period of 1, 2 or 3 months at a time; however, we were not permitted to have more than 5 individual LIBOR rate loans in effect at any given time. We could have only exercised the LIBOR rate election for an amount of at least $1.0 million.
Borrowings under this facility were secured by a lien on substantially all of our existing assets, interests in assets and proceeds owned or acquired by us and the Amended Credit Agreement remained in effect with approximately $40.0 million of available borrowing capacity subject to maintaining a minimum liquidity threshold of $25.0 million and to reductions for an outstanding LOC (see Note 7). The $25.0 million liquidity threshold could have been satisfied by maintaining cash on hand or borrowing capacity under the Amended Credit Agreement. We were also subject to certain financial covenants on a quarterly basis under the terms of the Amended Credit Agreement. These financial covenants consisted of a leverage ratio and a fixed charge coverage ratio.
On December 15, 2014, we terminated the Amended Credit Agreement and the related revolving credit facility. We did not incur any early termination penalties. The termination of the credit facility had no material effect on our business, financial condition and statement of income.
As of December 31, 2015, we had no outstanding debt.
5.    Stockholders’ Equity
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2015 and 2014, we had no stock options outstanding.
At December 31, 2015 and 2014, there were 20,886,261 and 21,978,762 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Cash Dividends to Stockholders — The following table details information on our cash dividends for each of the three years ended December 31, 2015. Cash dividends paid as disclosed in the statements of cash flows for the years ended December 31, 2015, 2014 and 2013 included previously declared cash dividends on vested RSUs issued to eligible employees under the 2009 Long-Term Incentive Plan ("LTIP"), 2011 LTIP and on shares of vested restricted stock issued to non-executive members of our Board of Directors. Cash dividends on the RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited.

Year	Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
					(Dollars in thousands)
2013	March 4	March 15	March 29	0.125
			April 26		1,513	(1)
	May 9	May 20	June 25	0.125
	August 1	August 19	September 10	0.125
	November 5	November 20	December 10	0.125
	Total			0.500	12,312
2014	March 5	March 18	March 28	0.125
	April 30	May 22	June 25	0.125
	July 30	August 19	September 10	0.125
	October 29	November 18	December 10	0.125
	Total			0.500	10,826
2015	March 4	March 18	March 30	$0.125	643	(2)
	April 29	May 22	June 25	0.125
	July 29	August 19	September 10	0.125
	October 28	November 18	December 10	0.250
	Total			0.625	13,976
Total				$1.625	$37,114

(1)	The payment reflects the accumulated cash dividends earned on vested RSUs associated with the 2009 LTIP.

(2)	The payment reflects the accumulated cash dividends earned on vested RSUs associated with the 2011 LTIP.
On February 24, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 18, 2016, and a payment date of March 30, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program — On July 31, 2008, our Board of Directors approved a program to repurchase up to $50.0 million of our common stock in the open market during the twelve-month period commencing on or about August 5, 2008. As discussed below, this program has been extended at various times, most recently through December 31, 2016, with a repurchase authority of $10.0 million as of January 4, 2016.
We use available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
For the year ended December 31, 2015, we purchased 897,177 shares of our common stock under the repurchase program for approximately $15.0 million (excluding commissions). From the inception of the program in August 2008 through December 31, 2015, we have repurchased a total of 7,429,453 shares of our common stock for approximately $79.0 million (excluding commissions).
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.

Common stock purchased in 2015, 2014 and 2013 (including the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Total Number of Shares Purchased		Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2) (Dollars in thousands)
2013
March 31,	—		$—	—	$16,964
June 30,	108,459	(3)	12.92	—	16,964
September 30,	—		—	—	16,964
December 31,	—		—	—	16,964
Total for 2013	108,459		$12.92	—
2014
March 31,	—		$—	—	$15,000
June 30,	—		—	—	15,000
September 30,	—		—	—	15,000
December 31,	263,772		16.36	263,772	10,685
Total for 2014	263,772		$16.36	263,772
2015
March 31,	247,797	(4)	$17.31	27,467	$14,536
June 30,	177,330		16.93	177,330	11,531
September 30,	502,942		16.52	502,942	3,224
December 31,	189,438		16.87	189,438	—
Total for 2015	1,117,507		$16.82	897,177
Total	1,489,738		$16.46	1,160,949

(1)	Average price paid per share excludes commissions.

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

(3)
On April 23, 2013, we purchased a total of 108,459 shares of common stock from our Chief Executive Officer ("CEO") and other eligible employees at a price of $12.92 per share in payment of required tax withholdings for the common stock awarded under the 2012 STIP and the 2009 Long-Term Incentive Plan ("LTIP").

(4)
On March 6, 2015, we purchased a total of 220,330 shares of common stock from our CEO and other eligible employees at a price of $17.36 per share in payment of required tax withholdings for the common stock awarded under the 2011 LTIP.

Additional Paid-in Capital — Additional paid-in capital was $110.4 million and $126.7 million at December 31, 2015 and 2014, respectively. The decrease of $16.3 million in 2015 is primarily due to the repurchase of common shares during the period.

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

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except share and per share amounts)
Net income	$84,235	$20,745	$27,530
Weighted average shares of common stock outstanding	21,120,268	21,621,466	21,648,654
Dilutive effect of restricted stock and RSUs	66,482	469,304	361,869
Weighted average shares of common stock and common stock equivalents	21,186,750	22,090,770	22,010,523
Net income per common share
Basic	$3.99	$0.96	$1.27
Diluted	$3.98	$0.94	$1.25
Spōk Holdings, Inc. Equity Incentive Award Plan
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
On March 23, 2012, our Board of Directors adopted the Spōk Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that was subsequently approved by our stockholders on May 16, 2012. A total of 1,300,000 shares of common stock have been reserved for issuance under this plan. The 2012 Equity Plan is intended to replace the 2004 Equity Plan. As of May 16, 2012, 894,986 shares available under the 2004 Equity Plan were available for grant under the 2012 Equity Plan. No further grants will be made under the 2004 Equity Plan. However, the 2004 Equity Plan continued to govern all outstanding awards thereunder. As of December 31, 2015, there were no RSUs outstanding subject to the provisions of the 2004 Equity Plan. Any shares which were available for grant under the 2004 Equity Plan including awards that were forfeited or lapsed unexercised as of the date of stockholders’ approval will be available for grant under the 2012 Equity Plan.
Awards under the 2012 Equity Plan may be in the form of stock options, restricted stock, RSUs, performance awards (a cash bonus award, a stock bonus award, a performance award or an incentive award that is paid in cash), dividend equivalents, stock payment awards, deferred stock, deferred stock units, or stock appreciation rights.

The following table summarizes the activities under the 2012 Equity Plan as of December 31, 2015:

Activity
Total equity securities available at May 16, 2012	2,194,986
Add: 2011 LTIP RSUs forfeited by eligible employees	209,382
Add: 2015 LTIP RSUs forfeited by eligible employees	18,432
Add: Restricted shares of common stock ("restricted stock") forfeited by non-executive member of the Board of Directors	3,189
Less: 2011 LTIP RSUs awarded to eligible employees	(557,484)
Less: Common stock awarded to eligible employees	(5,820)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(76,849)
Less: Payments made pursuant to Short term Incentive Plan ("STIP")	(41,701)
Less: 2015 LTIP RSUs awarded to eligible employees	(260,900)
Total equity securities available at December 31, 2015	1,483,235
Common Stock. On July 8, 2014, our Board of Directors granted 5,820 shares of common stock to certain eligible employees under the 2012 Equity Plan. The grant date fair value was $0.1 million based upon the closing price per share of our common stock of $15.74.
2011 LTIP. On March 15, 2011, our Board of Directors adopted a long-term incentive program (over a 45 month vesting period) that included a stock component in the form of RSUs. The 2011 LTIP provided eligible employees the opportunity to earn RSUs based upon achievement of performance goals established by our Board of Directors for our revenue and operating cash flows during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. As it relates to eligible employees from Amcom, the performance period was considered as April 1, 2011, through December 31, 2014. Our Board of Directors approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for RSUs granted before May 16, 2012, or the 2012 Equity Plan for grants on or after May 16, 2012) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs awarded under the 2011 LTIP and the related cash dividends were forfeited if the participant terminates employment with Spōk.
On April 7, 2011, our Board of Directors granted 211,587 RSUs to eligible employees under the 2004 Equity Plan pursuant to a Restricted Stock Unit Agreement. The grant date fair value was $3.0 million (net of estimated forfeitures) based upon the closing price per share of our common stock of $15.68. In 2012, our Board of Directors awarded 122,673 RSUs to eligible employees with a grant date fair value of $1.3 million (net of estimated forfeitures). During 2012, 101,294 RSUs and the related cash dividends were forfeited with a related fair value of $1.4 million. There were 232,966 outstanding RSUs under the 2011 LTIP as of December 31, 2012.
On December 27, 2012, our Board of Directors approved a modification to the 2011 LTIP performance goals for revenue and operating cash flows during the performance period as the original award was not expected to vest. This modification affected 18 eligible employees. As a result of reversing previously recognized compensation expense and recording compensation for the modified award, the Company recognized a benefit to stock based compensation expense of $0.2 million. We used the fair-value based method of accounting for the 2011 LTIP and amortized the remaining $1.6 million of the grant date fair value (net of estimated forfeitures) over the remaining vesting period.
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
A total of $3.4 million, $2.8 million and $0.1 million was included in stock based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, in relation to the 2011 LTIP. In addition to the benefit for the modification of $0.2 million, stock based compensation expense for the year ended December 31, 2012, included a net benefit of $0.4 million for forfeitures under the 2011 LTIP associated with the departure of two former executives.

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
On December 31, 2014, the RSUs under the 2011 LTIP satisfied the vesting requirements. The Company converted 559,689 RSUs into shares of common stock and issued the common stock and paid the cumulative cash dividends earned on the RSUs to the participants in March 2015 after filing the 2014 Annual Report with the SEC. In March 2015, 220,330 shares of common stock were sold to the Company for required income tax withholding on the vested RSUs under the 2011 LTIP.
2015 LTIP. On December 9, 2014, our Board of Directors adopted a long-term incentive program (over a 36 month vesting period) that included a stock component in the form of RSUs. The 2015 LTIP provides eligible employees the opportunity to earn RSUs based upon the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017, the performance period, and continued employment with the Company. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or on or after the third business day following the day that we file our 2017 Annual Report on Form 10-K with the SEC but in no event later than December 31, 2018. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.
On January 2, 2015, our Board of Directors granted 254,777 RSUs to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement with a grant date fair value of $4.4 million (net of estimated forfeitures). During 2015, 6,123 RSUs were issued with a grant date fair value of $0.1 million to individuals who became eligible to participate in the 2015 LTIP. In addition, 18,432 RSUs with a grant date fair value of $0.3 million were forfeited by eligible employees who left the company during the period. Stock compensation expense was $1.5 million for the year ended December 31, 2015.
The following table details activities with respect to outstanding RSUs under the 2015 LTIP for the year ended December 31, 2015:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2015	—	$—
Granted	260,900	$17.35
Vested	—	—
Forfeited	(18,432)	17.36
Non-vested RSUs at December 31, 2015	242,468	$17.35	$2,708	24

Board of Directors Compensation. On August 1, 2007, for periods of service beginning on July 1, 2007, our Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the 2004 Equity Plan or the 2012 Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock will be granted quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director will receive $40,000 per year of restricted stock ($50,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for restricted stock granted before May 16, 2012 or the 2012 Equity Plan for grants on or after May 16, 2012) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors will be entitled to cash compensation of $40,000 per year ($50,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock or any combination thereof.

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
The following table details information on the restricted stock awarded to our non-executive directors during the three years ended December 31, 2015:

Service for The Three Months Ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded	Restricted Stock Vested or Forfeited(2)	Vesting Date	Restricted Stock Awarded and Outstanding(2)	Cash Dividends Paid(3)
December 31, 2012	January 2, 2013	$11.68	5,350	(5,350)	January 1, 2014	—	$2,247
March 31, 2013	April 1, 2013	13.27	4,712	(4,712)	April 1, 2014	—	1,979
June 30, 2013	July 1, 2013	13.57	4,606	(4,606)	July 1, 2014	—	1,935
September 30, 2013	October 1, 2013	14.16	6,266	(6,266)	October 1, 2014	—	3,133
December 31, 2013	January 1, 2014	14.28	6,475	(6,475)	January 1, 2015	—	3,238
March 31, 2014	April 1, 2014	18.17	5,093	(5,093)	April 1, 2015	—	2,547
June 30, 2014	July 1, 2014	15.40	6,006	(6,006)	July 1, 2015	—	3,003
September 30, 2014	October 1, 2014	13.01	7,110	(7,110)	October 1, 2015	—	3,555
December 31, 2014	January 1, 2015	17.36	5,328	—		5,328	—
March 31, 2015	April 1, 2014	19.17	4,823	—		4,823	—
June 30, 2015	July 1, 2015	16.84	5,494	—		5,494	—
September 30, 2015	October 1, 2015	16.46	6,242	—		6,242	—
Total			67,505	(45,618)		21,887	$21,637

(1)	The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.

(2)	Amount includes forfeitures of 3,189 restricted stock resulting from a director's voluntary resignation from the Board of Directors.

(3)	Amount excludes interest earned and paid upon vesting of shares of restricted stock.
The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors at vesting. Grants of shares of restricted stock made after May 16, 2012 will reduce the number of shares eligible for future issuance under the 2012 Equity Plan.
We use the fair-value based method of accounting for the equity awards. A total of $0.4 million, $0.3 million and $0.2 million was included in stock based compensation expense for each of the years ended December 31, 2015, 2014 and 2013 in relation to the restricted stock granted to our non-executive directors.
Board of Directors Common Stock. No directors have elected common stock in lieu of cash payments for their services during the years ended December 31, 2015, 2014 and 2013.

The following table reflects the stock based compensation expense for the awards under the Equity Plans:

	For the Year Ended December 31,
Equity Awards	2015	2014	2013
	(Dollars in thousands)
Common stock	$—	$85	$—
2011 LTIP	—	3,416	2,823
2015 LTIP	1,498	—	—
Board of directors compensation	370	337	222
Total stock based compensation	$1,868	$3,838	$3,045
The 2011 LTIP vested on December 31, 2014, as such, no stock based compensation expense was incurred in 2015. On July 8, 2014, our Board of Directors granted 5,820 shares of common stock to certain eligible employees under the 2012 Equity Plan, which resulted in a stock based compensation expense of $0.1 million in 2014.

6.    Income Taxes
The significant components of our income tax (benefit) expense attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income before income tax expense	$26,298	$27,327	$45,339
Current:
Federal tax	$432	$753	$575
State tax	622	1,087	958
Foreign tax	16	2	—
	1,070	1,842	1,533
Deferred:
Federal tax	(55,716)	6,046	16,790
State tax	(2,969)	(1,249)	(355)
Foreign tax	(322)	(57)	(159)
	(59,007)	4,740	16,276
Total income tax (benefit) / expense	$(57,937)	$6,582	$17,809
Foreign income before income tax expense is immaterial to consolidated income before income tax expense.
The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and our effective tax rate:

	For the Year Ended December 31,
	2015	2014	2013
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State income taxes, net of Federal tax benefit	3.9%	4.4%	3.8%
Nondeductible compensation expense	—%	—%	1.8%
True-up and rate changes	0.3%	0.9%	(2.6)%
Change in valuation allowance	(260.2)%	(18.6)%	1.2%
Other	0.7%	2.4%	0.1%
Effective tax rate	(220.3)%	24.1%	39.3%

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which allows entities to classify deferred tax assets or liabilities as non-current rather than allocating the balance between a current and non-current balance. We adopted this standard in the fourth quarter of 2015 and have applied it retrospectively. As such, a portion of the deferred tax asset balance as of December 31, 2014 was reclassified as non-current. As of December 31, 2014, we had previously reported a current deferred tax asset balance of $13.4 million and a current valuation allowance of $11.2 million for a net current deferred tax asset balance of $2.2 million. These balances have been reclassified as non-current deferred tax assets. The net deferred income tax assets at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Long-term:
Net deferred income tax asset	$129,760	$138,333
Valuation allowance	(45,777)	(114,190)
Total deferred income tax assets	$83,983	$24,143
The deferred income tax assets at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Net operating losses and tax credits	$111,538	$118,203
Property and equipment	12,302	12,077
Accruals and accrued loss contingencies	5,410	9,484
Intangible Assets	821	—
Gross deferred income tax assets	130,071	139,764
Deferred income tax liabilities:
Prepaid expenses	(311)	(951)
Other	—	(408)
Intangible assets	—	(72)
Gross deferred income tax liabilities	(311)	(1,431)
Net deferred income tax assets	$129,760	$138,333
Valuation allowance	(45,777)	(114,190)
Total deferred income tax assets	$83,983	$24,143
Current State Income Tax Provision — The current state income tax expense for 2015 decreased from the 2014 state income tax expense by $0.5 million. This is due primarily to the decline in consolidated income before income tax expense.
Net Operating Losses — As of December 31, 2015, we had approximately $282.0 million of net operating losses (“NOLs”) available to offset future taxable income. The Internal Revenue Code (“IRC”) Section 382 (“IRC Section 382”) limited NOLs as of December 31, 2015 totaled $38.1 million which may be used at a rate of $6.1 million per year. The remainder of our Federal NOLs carryforwards of $243.9 million is not subject to a limitation. The IRC Section 382 limited NOLs will fully expire on December 31, 2021, and the unlimited NOLs begin expiring in 2023 and will fully expire in 2029. We have foreign NOLs available for future years of approximately $1.7 million which do not expire and foreign tax credits of $0.4 million.
Valuation Allowance — We assess the recoverability of our deferred tax assets, which represent the tax benefits of future tax deductions, NOLs and tax credits, by considering the adequacy of future taxable income from all sources. This assessment is required to determine whether based on all available evidence, it is “more likely than not” (which means a probability of greater than 50%) that all or some portion of the deferred tax assets will be realized in future periods. The deferred tax asset valuation allowance balances at December 31, 2015 and 2014 were $45.8 million and $114.2 million, respectively. The valuation allowance reduces the deferred tax assets to their estimated recoverable amounts.

As of December 31, 2015, our deferred tax assets consist primarily of NOLs that can be used to offet future taxable income. The assessment of recoverability is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred tax assets will be realized in future periods. In the fourth quarter of 2015, we reduced the valuation allowance by $68.4 million, which left a remaining valuation allowance of $45.8 million, reflecting our assessment that this portion of deferred tax assets would not be realized.

Consistent with prior years we completed a multi-year forecast of our operations that included taxable income for the period 2016-2020 (long range plan or “LRP”). This LRP of our operations was reviewed and approved by the Board of Directors on November 30, 2015. Based on the following factors determined in the fourth quarter 2015, we concluded that the Company would utilize a significant amount of our deferred tax assets.

1.
Through 2015, the Company has generated six consecutive years (2010-2015) of taxable income. This period includes the acquisition of the software related operations in March 2011. In addition the Company has forecasted future taxable income (including the use of tax planning strategies such as the capitalization of research and development costs consistent with our policies).

2.
With the acquisition of the software related operations in March 2011, we have successfully merged the wireless and software operations, hired new software skilled management and rebranded the combined entity under the Spōk name starting in July 2014. This rebranding effort has been successful throughout 2015.

3.
In 2015, management clearly evaluated the risks and benefits associated with the strategy to redesign and enhance our software solution suite into an integrated critical communication platform. These benefits and risks were included in the LRP reviewed and approved by the Board of Directors on November 30, 2015.

4.	Significant management changes were made to accomplish our goals and LRP. These included a new president and new product development staff that were hired in 2015 and included in the LRP.

The long-term history of profitability, the demonstrated commitment to the growth of software revenue through investment in management and product development activities indicated that an analysis of both positive and negative evidence as required by ASC 740 was required in the fourth quarter 2015. Based on the strength of the positive evidence the Company reduced the valuation allowance by $68.4 million to $45.8 million at December 31, 2015.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items. The earnings of non-US subsidiaries are deemed to be indefinitely reinvested in non-US operations.
As of December 31, 2015 and 2014, there were no uncertain income tax positions and as such, no liability for unrecognized tax benefits.
Income Tax Audits — Our Federal income tax returns have been examined by the Internal Revenue Service ("IRS") through December 31, 2008. The audits of the Federal returns for the years ended 2005 through 2008 resulted in no changes. The IRS also audited Amcom’s 2009 Federal tax return (pre-acquisition) with no changes. The 2012, 2013 and 2014 income tax returns of the Company have not been audited by the IRS and are within the statute of limitations (“SOL”).
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three year SOL is open for calendar years ending 2012 through 2015, and for the four year SOL states, the SOL is open for years ending from 2011 through 2015.

7.    Commitments and Contingencies
Contractual Obligations — We incurred significant commitments and contractual obligations as of December 31, 2015 as outlined below.
In March 2014, we entered into an exclusive agreement with a vendor to purchase a minimum number of paging devices over a three-year period. We have a purchase commitment of $8.3 million over this three year contractual term of which $5.7 million remained as of December 31, 2015.
Other Commitments — We also have various letters of credit ("LOCs") outstanding with multiple state agencies. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms. The deposits of $0.3 million related to the LOCs are included within other assets on the consolidated balance sheets.
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
Future minimum lease payments under non-cancelable operating leases at December 31, 2015 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2016	$6,469
2017	4,723
2018	3,056
2019	1,328
2020	823
Thereafter	1,757
Total	$18,156
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as accrued other and other long-term liabilities on the consolidated balance sheets.
Total rent expense under operating leases for the years ended December 31, 2015, 2014 and 2013, was approximately $18.5 million, $18.6 million and $19.1 million, respectively.
Indemnification — We and certain of our subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of our present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid under the terms of the policy. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is immaterial. Therefore, we have not recorded a liability for these agreements as of December 31, 2015 and 2014, respectively.
Our services and product sales agreements typically include certain provisions that indemnify customers from claims of intellectual property infringement made by third parties arising from the use of our products. To date, we have not incurred and have not accrued for any costs related to such indemnification provisions.

8.    Employee Benefit Plans

Spōk Holdings, Inc. Savings and Retirement Plan — The Spōk Holdings,, Inc. Savings and Retirement Plan (the “Retirement Plan”), is open to all Company employees working a minimum of twenty hours per week with at least 30 days of service. The Retirement Plan qualifies under Section 401(k) of the IRC. Under the Retirement Plan, participating employees may elect to voluntarily contribute a percentage of their qualifying compensation on a pretax or after-tax basis up to the annual maximum amounts established by the IRC. The Company matches 50% of the employee’s contribution, up to 5% of each participant’s gross salary per pay period, or 50% of the employee’s annualized contribution up to $2,500, whichever is greater. There is a per-pay-period match on the 5% component and an end-of-year true up on the $2,500 component. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours or more. Other than the Company match as discussed above, profit sharing contributions are discretionary. Effective January 1, 2012, the Amcom 401(k) Plan was merged into the Retirement Plan, and all qualified Amcom employees were eligible to participate in the Retirement Plan as noted above. Matching contributions under the Retirement Plan were approximately $1.1 million for the years ended December 31, 2015, 2014 and 2013.
Spōk Holdings, Inc. Severance Pay Plan — The Spōk Holdings, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with the Company as defined. Eligible terminated employees will receive two weeks of compensation for each completed year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. We maintain a substantially similar type of severance pay plan for executive employees at and above the level of vice-president. At December 31, 2015 and 2014, the accrued severance and restructuring liability included $1.4 million and $1.6 million, respectively, associated with these plans, reflecting our expected headcount reductions (see Note 13).

9.    Stock Based Compensation
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense decreased by $2.0 million for the year ended December 31, 2015 from the same period in 2014 primarily due to a lower number of shares issued under the 2015 LTIP plan as compared to the 2011 LTIP plan, which resulted in lower stock based compensation expense. Stock based compensation expense for the year ended December 31, 2015 included a one-time charge of $0.3 million related to the departure of an executive. The increase in stock based compensation expense related to the Board of Directors for the year ended December 31, 2014 from the same period in 2013 reflects the compensation increase for Board of Director members effective in the third quarter of 2013.
The following table reflects the statement of income line items for stock based compensation expense for the periods stated:

	For the Year Ended December 31,
Operating Expense Category	2015	2014	2013
	(Dollars in thousands)
Cost of revenue	$134	$351	$236
Service, rental and maintenance	115	108	131
Selling and marketing	111	544	336
General and administrative	1,508	2,835	2,342
Total stock based compensation	$1,868	$3,838	$3,045

10.    Prepaid Expenses and Other

Prepaid expenses and other consisted of the following for the periods stated:

	December 31,
	2015	2014
	(Dollars in thousands)
Other receivables	$227	$751
Deposits	721	420
Prepaid insurance	482	517
Prepaid rent	225	234
Prepaid repairs and maintenance	829	917
Prepaid taxes	442	279
Prepaid commissions	1,461	2,935
Prepaid expenses	903	1,042
Total prepaid expenses and other	$5,290	$7,095

Other receivables decreased by $0.5 million during the year ended December 31, 2015 due primarily to the reclassification of a deposit to a long-term deposit. Deposits increased by $0.3 million for the year ended December 31, 2015 primarily due to payments made to a vendor for the procurement of additional pagers. Prepaid commissions decreased by $1.5 million during the year ended December 31, 2015 due primarily to the impact of a change in commission plan incentives and the decrease in sales orders.

11.    Inventory
Inventory of $2.3 million and $2.7 million at December 31, 2015 and 2014 respectively, consisted of third party hardware and software held for resale. Inventory is valued at the lower of cost (first in, first out cost method) or market. Market is defined as net realizable value. Inventory decreased by $0.4 million during the year ended December 31, 2015 due primarily to charges related to missing or obsolete inventory, which was partially off-set by the purchase of additional hardware to support sales orders received.
12.    Other Assets
Other assets consisted of the following for the periods stated:

	December 31,
	2015	2014
	(Dollars in thousands)
Deposits	$937	$189
Prepaid royalty	234	242
Other assets	274	431
Total other assets	$1,445	$862

Other assets increased by $0.6 million during the year ended December 31, 2015 primarily due to the reclassification of a deposit to long-term.

13.    Accrued Liabilities
Accrued Severance and Restructuring — Accrued severance and restructuring charges incurred in 2015 related to staff reductions as we continue to match our employee levels with operational requirements and to a sales management realignment. At December 31, 2015, the balance for accrued severance and restructuring was as follows:

	January 1, 2015	Charges	Cash Paid	December 31, 2015
	(Dollars in thousands)
Severance costs	$1,581	$2,701	$(2,926)	$1,356
Restructuring costs	—	—	—	—
Total accrued severance and restructuring	$1,581	$2,701	$(2,926)	$1,356
The balance of accrued severance and restructuring will be paid during 2016.
At December 31, 2014, the balance for accrued severance and restructuring was as follows:

	January 1, 2014	Charges	Cash Paid	December 31, 2014
	(Dollars in thousands)
Severance costs	$1,474	$1,495	$(1,388)	$1,581
Restructuring costs	—	—	—	—
Total accrued severance and restructuring	$1,474	$1,495	$(1,388)	$1,581

Accrued Other — Accrued other consisted of the following for the periods stated:

	December 31,
	2015	2014
	(Dollars in thousands)
Asset retirement obligations	$296	$342
Accrued outside services	1,455	1,101
Accrued accounting and legal	458	275
Accrued recognition awards	370	345
Accrued other	47	696
Capital lease payable	6	17
Deferred rent	72	77
Lease incentive	40	147
Dividends payable for 2011 LTIP	—	637
Total accrued other	$2,744	$3,637
The $0.9 million decrease in other accruals is due primarily to the $0.6 million in accrued dividends payable for the 2011 LTIP. Dividends payable under the 2011 LTIP were paid in the first quarter of 2015. While dividends also accrue for participants in the 2015 LTIP, the shares will not be issued until after the filing of our 2017 Form 10-K and therefore, the accrued dividends are classified as a long-term liability.

14.    Other Long-Term Liabilities
Other long-term liabilities consisted of the following for the periods stated:

	December 31,
	2015	2014
	(Dollars in thousands)
Asset retirement obligations	$7,543	$6,805
Dividends payable—2015 LTIP	160	—
Escheat liability	172	220
Capital lease payable	—	6
Lease incentive	500	426
Deferred rent	340	404
Royalty payable	257	270
Total other long-term liabilities	$8,972	$8,131
The issuance of our common stock for vested RSUs awarded under the 2015 LTIP is expected to occur during the first quarter of 2018 after the filing of our 2017 Form 10-K. The increase in the lease incentive liability during the year ended December 31, 2015 relates to the renewal of two office leases. The royalty payable is for the estimated projected future earn-out related to a prior acquisition.

15.    Related Parties
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. During the fourth quarter of 2013, this entity acquired another vendor, Global Tower Partners. For the years ended December 31, 2015, 2014 and 2013, we incurred $4.1 million, $4.2 million and $4.0 million, respectively, in site rent expenses from the entity on which the individual serves as a director. These amounts are included in service, rental and maintenance expenses.

16.    Segment Reporting
On March 3, 2011, the Company (formerly USA Mobility, Inc.) acquired Amcom, and after this acquisition, the Company determined, pursuant to ASC 280 - Segment Reporting (“ASC 280”), that the Company had two reportable segments, a wireless segment and a software segment, which were also the Company’s operating segments. Through December 31, 2013, the Company maintained two separate operations with distinct operating structures. Starting in 2013, the Company undertook an internal reorganization and reorientation. That reorganization was designed to unify the Company's wireless and software product offerings under one brand identity and to establish one company dedicated to operational excellence, customer focus and creative problem solving. The Company's approach was to maximize favorable operational attributes and eliminate redundancies to affect: one integrated sales force selling software and wireless solutions; one set of overhead; one customer message and experience; one platform for future acquisitions; and to grow revenue on a profitable basis to create long-term stockholder value. A key element of this strategy included consolidation of legal entities and management. Effective January 1, 2014 the legal entity, Amcom Software, Inc., was merged into Spōk, Inc. (formerly USA Mobility Wireless, Inc.), an indirect wholly owned subsidiary of the Company. The Company's sole domestic operating subsidiary is now Spōk, Inc. In addition, management was reorganized to consolidate the separate management structures for the wireless and software segments into one integrated management structure. Effective January 1, 2014, the Company was structured as one operating (and reportable) segment, a critical communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of consolidated operations.

17.    Quarterly Financial Results (Unaudited)
Quarterly financial information for the years ended December 31, 2015 and 2014 is summarized below:

For the Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues(2)	$48,138	$47,969	$46,181	$47,339
Operating income(2)	6,273	5,621	6,657	6,550
Net income(2)(3)	3,917	3,376	4,220	72,721
Basic net income per common share(1)	0.18	0.16	0.20	3.54
Diluted net income per common share(1)	0.18	0.16	0.20	3.53
For the Year Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues	$50,119	$49,094	$49,791	$51,269
Operating income	8,092	7,368	8,073	4,618
Net income	4,890	4,291	4,652	6,912
Basic net income per common share(1)	0.23	0.20	0.21	0.32
Diluted net income per common share(1)	0.22	0.19	0.21	0.31

(1) Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the years ended December 31, 2015 and 2014 may not equal the total computed for the year.
(2) Slight variations in totals are due to rounding.
(3) Fourth quarter 2015 net income includes $68.4 million from the release of the valuation allowance (refer to Note 6).

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
Below is a reconciliation of our non-GAAP measure for the periods stated:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating income	$25,100	$28,151	$45,494
Plus: Depreciation, amortization, accretion and impairment	13,970	16,677	15,167
EBITDA (as defined by the Company)	39,070	44,828	60,661
Less: Purchases of property and equipment	(6,374)	(7,679)	(10,408)
OCF (as defined by the Company)	$32,696	$37,149	$50,253

SCHEDULE 15(a)(2)
SPŌK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2015	$1,300	$1,290	$(1,304)	$1,286
Year ended December 31, 2014	$2,221	$1,128	$(2,049)	$1,300
Year ended December 31, 2013	$2,052	$1,955	$(1,786)	$2,221

Inventory Excess and Obsolete Reserves	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2015	$175	$1,066	$(1,027)	$214
Year ended December 31, 2014	$75	$100	$—	$175
Year ended December 31, 2013	$49	$180	$(154)	$75

Deferred Income Tax Asset Valuation Allowance	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2015	$114,190	$—	$(68,413)	$45,777
Year ended December 31, 2014	$119,277	$—	$(5,087)	$114,190
Year ended December 31, 2013	$118,723	$554	$—	$119,277

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation (20)

3.2	Amended and Restated By-Laws (20)

4.1	Specimen of common stock certificate, par value $0.0001 per share (1)

10.1*	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc. (2)

10.2*	USA Mobility, Inc. Equity Incentive Plan (3)

10.3*	USA Mobility, Inc. Long-Term Incentive Plan (4)

10.4	Form of Award Agreement for the Long-Term Cash Incentive Plan (4)

10.5	Form of Restricted Stock Agreement for the Equity Incentive Plan (4)

10.6	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (4)

10.7*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended) (5)

10.8*	USA Mobility, Inc. Long-Term Incentive Plan (amended) (6)

10.9*	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended) (6)

10.10*	Employment Agreement, dated as of October 30, 2008, between USA Mobility, Inc. and Vincent D. Kelly (amended and restated) (7)

10.11	Executive Severance and Change of Control Agreement dated as of October 30, 2008 (7)

10.12	Director’s Indemnification Agreement dated as of October 30, 2008 (7)

10.13*	USA Mobility, Inc. Amended and Restated 2009 Long-Term Incentive Plan (17)

10.14	Form of Restricted Stock Unit Agreement for the Equity Incentive Plan (8)

10.15	Form of Award Agreement for the Long-Term Cash Incentive Plan (8)

10.16*	USA Mobility, Inc. 2009 Short-Term Incentive Plan (8)

10.17*	USA Mobility, Inc. 2010 Short-Term Incentive Plan (17)

10.18*	USA Mobility, Inc. 2011 Short-Term Incentive Plan (17)

10.19	Amended and Restated Credit Agreement dated as of March 3, 2011 (9)

10.2	Amended and Restated Executive Severance and Change in Control Agreement dated as of March 14, 2011 (10)

10.21*	USA Mobility, Inc. 2011 Long-Term Incentive Plan (21)

10.22	Second Amended and Restated Employee Agreement dated as of March 16, 2011 (10)

10.23	Amended Executive Severance and Change In Control Agreement for ‘named executive officers’ or NEOs dated as of May 5, 2011 (11)

10.24	Board of Directors Appointment dated as of July 27, 2011 (12)

10.25	First Amendment to Amended and Restated Credit Agreement dated as of November 8, 2011 (13)

10.26*	USA Mobility, Inc. 2012 Short-Term Incentive Plan (18)

10.27*	USA Mobility, Inc. Executive Realignment dated as of June 20, 2012 (14)

10.28*	Offer Letter, dated as of July 31, 2012, between USA Mobility, Inc. and Colin Balmforth (15)

10.29*	USA Mobility, Inc. 2013 Short-Term Incentive Plan (19)

10.30*	USA Mobility, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated) dated as of December 31, 2012 (16)

10.31*	First Amendment to the Second Amended and Restated Employment Agreement, between USA Mobility, Inc. and Vince Kelly, dated as of July 29, 2013 (17)

10.32	Adopted Pre-Arranged Stock Trading Plan (18)

10.33*	USA Mobility, Inc. 2014 Short-Term Incentive Plan (21)

10.34	Employment Agreement by and between the Company and Colin Balmforth dated as of June 17, 2014 (20)

10.35	Spōk Holdings, Inc. 2015 Short-Term Incentive Plan (23)

10.36	Spōk Holdings, Inc. 2015 Long-Term Incentive Plan (21) (22)

10.37	Spōk Holdings, Inc. 2016 Short-Term Incentive Plan (22) (23)

10.38	Exhibits to Spōk Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period (22)(23)

14	Code of Business Conduct and Ethics of Spōk Holdings, Inc. (15)

21.1	Amended Subsidiaries of the Company (23)

23	Consent of Grant Thornton LLP (23)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 25, 2016 (23)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated February 25, 2016 (23)

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated February 25, 2016 (24)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 5, 2015 (24)

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Labels**

101.PRE	XBRL Taxonomy Extension Presentation**

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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4/A filed on October 6, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2004.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 2, 2006.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2011.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2011.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 5, 2011.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 27, 2011.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 8, 2011.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2012.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2013.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K/A originally filed on July 8, 2014 and amended on April 29, 2015.

(21)	Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

(22)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.

(23)	Filed herewith.

(24)	Furnished herewith.