Form 10-Q
period 2016-03-31
Spok Holdings, Inc
filed 2016-04-28
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,604,436 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of April 22, 2016.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,921	$111,332
Accounts receivable (less allowances of $1,277 and $1,286, respectively)	21,078	22,638
Prepaid expenses and other	4,858	5,352
Inventory	1,986	2,291
Total current assets	139,843	141,613
Property and equipment, net	14,806	15,386
Goodwill	133,031	133,031
Other intangible assets, net	13,853	14,964
Deferred income tax assets (less valuation allowance of $45,848 and $45,777, respectively)	81,659	83,983
Other assets	1,547	1,445
TOTAL ASSETS	$384,739	$390,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,804	$9,247
Accrued compensation and benefits	9,837	10,864
Deferred revenue	27,415	27,045
Total current liabilities	45,056	47,156
Deferred revenue	738	741
Other long-term liabilities	8,854	8,972
TOTAL LIABILITIES	54,648	56,869
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	106,234	110,435
Retained earnings	223,855	223,116
TOTAL STOCKHOLDERS’ EQUITY	330,091	333,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$384,739	$390,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless	$28,172	$30,690
Software	17,216	17,448
Total revenue	45,388	48,138
Operating expenses:
Cost of revenue	8,017	8,813
Service, rental and maintenance	11,213	11,256
Selling and marketing	6,529	7,048
General and administrative	10,510	11,001
Severance	(4)	—
Depreciation, amortization and accretion	3,323	3,747
Total operating expenses	39,588	41,865
Operating income	5,800	6,273
Interest income (expense), net	49	(1)
Other income (expense), net	254	60
Income before income tax expense	6,103	6,332
Income tax expense	(2,659)	(2,415)
Net income	$3,444	$3,917
Basic net income per common share	$0.17	$0.18
Diluted net income per common share	$0.17	$0.18
Basic weighted average common shares outstanding	20,683,719	21,898,792
Diluted weighted average common shares outstanding	20,845,661	22,053,015
Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited and in thousands)
Cash flows from operating activities:
Net income	$3,444	$3,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,323	3,747
Deferred income tax expense	2,327	1,997
Amortization of stock based compensation	637	443
Provision for doubtful accounts, service credits and other	238	327
Adjustment of non-cash transaction taxes	(81)	(49)
(Gain) Loss on disposals of property and equipment	—	(18)
Changes in assets and liabilities:
Accounts receivable	1,322	1,268
Prepaid expenses and other assets	595	54
Accounts payable, accrued liabilities and accrued compensation and benefits	(2,667)	(5,791)
Deferred revenue and customer deposits	367	530
Other long-term liabilities	14	—
Net cash provided by operating activities	9,519	6,425
Cash flows from investing activities:
Purchase of property and equipment	(1,445)	(1,040)
Proceeds from disposals of property and equipment	—	30
Net cash used in investing activities	(1,445)	(1,010)
Cash flows from financing activities:
Cash dividends to stockholders	(2,580)	(3,356)
Purchase of common stock (including commissions)	(4,905)	(466)
Employee stock based compensation tax withholding	—	(3,825)
Net cash used in financing activities	(7,485)	(7,647)
Net increase (decrease) in cash and cash equivalents	589	(2,232)
Cash and cash equivalents, beginning of period	111,332	107,869
Cash and cash equivalents, end of period	$111,921	$105,637
Supplemental disclosure:
Income taxes paid	$352	$337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — Spok Holdings, Inc. and its subsidiaries (collectively, "we", "Spok", or "the Company"), through our indirect wholly-owned subsidiary, Spok, Inc., is a comprehensive provider of critical communication solutions for enterprises. We are a leader in critical communication for healthcare, government, public safety and other industries. We deliver smart, reliable solutions to help protect the health, well-being and safety of people around the globe. Organizations worldwide rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable of addressing a customer's mission critical communications needs.
(2) Preparation of Interim Financial Statements — Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of revenue; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance costs, and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were deemed immaterial and consequently, no statements of comprehensive income are presented.
The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2015, is unaudited. The condensed consolidated balance sheet at December 31, 2015 has been derived from, but does not include, all the disclosures contained in the audited consolidated financial statements as of and for the year ended December 31, 2015. In management’s opinion, our unaudited condensed consolidated statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). The condensed consolidated statements of income for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The preparation of these condensed consolidated financial statements requires management to make judgments and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results may differ from these estimates under different assumptions or conditions.
(3) Risks and Other Important Factors — See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2015 Annual Report, which describes key risks associated with our operations and industry.
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since the ASU was issued, the FASB has issued several changes including ASU No. 2015-14, in July 2015, which delayed the effective date and ASU No. 2016-08, in March 2016, which updated guidance related to principle versus agent considerations. Our effective date is January 1, 2018 and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating with classification affecting the pattern of expense recognition in the income statement.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation Expense. The new standard is primarily focused on income taxes and the presentation of taxes related to stock compensation, but also provides a simpler method of accounting for forfeitures. An entity will now be able to make an entity-wide accounting policy election to either estimate the number of awards that are expected to be forfeited, as permissible under existing GAAP, or account for forfeitures as incurred. The purpose of this ASU was to reduce cost and complexity of the accounting related to share-based payment awards issued to employees for public and private companies.
ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption upon issuance of the ASU is permitted. We have adopted this new ASU to be effective January 1, 2016. As part of the adoption, we have made an accounting policy election to account for forfeitures as incurred rather than estimate the number of awards that are expected to be forfeited. The following summary provides further clarification of the transition approaches and the impact on the Company for each issue in ASU No. 2016-09 that requires a retrospective or modified retrospective approach:
•For entities electing to account for forfeitures as they are incurred, a modified retrospective transition approach, with a cumulative-effect adjustment recognized in equity, is required for stock based compensation accounted for prior to the date on which the standard is adopted. We made the policy election to account for forfeitures as incurred and therefore, recorded a cumulative-effect adjustment in equity to account for this change. The overall impact to our consolidated financial statements is immaterial. Future forfeitures will be accounted for as they are incurred rather than estimating the number of awards that are expected to be forfeited at the time of grant.
•A retrospective transition approach is required for classification of employee taxes paid on the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. In the first quarter of 2015, shares were withheld for tax-withholding purposes related to the payment of vested 2011 Long-Term Incentive Plan ("LTIP") awards. Previously, the withholdings were classified as an operating activity within our Statement of Cash Flows. We have retrospectively reclassified those withholdings as a financing activity and the total reclassification was $3.8 million.
There was no additional impact on our financial statements, resulting from the adoption of ASU No. 2016-09, that required a retrospective or modified retrospective approach. Any additional requirements under this ASU will be accounted for on a prospective basis.
(5) Inventory — Inventory of $2.0 million and $2.3 million at March 31, 2016 and December 31, 2015, respectively, consisted of third-party hardware and software held for resale. We value our inventory based on the lower of cost (determined using first-in, first-out) or current market value.
(6) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations for the three months ended March 31, 2016 and 2015 and were $3.3 million and $3.7 million, respectively. The consolidated expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in Thousands)
Depreciation Expense	$2,057	$2,207
Amortization Expense	1,111	1,375
Accretion Expense	155	165
Total	$3,323	$3,747

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Goodwill and Amortizable Intangible Assets — Goodwill at March 31, 2016 and December 31, 2015 was $133.0 million. Goodwill is evaluated in the fourth quarter of each year and when events or circumstances suggest a potential impairment has occurred. There were no indicators of impairment as of March 31, 2016.
Amortizable intangible assets at March 31, 2016 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom Software, Inc. in 2011 and IMCO Technologies Corporation in 2012. Such intangibles are being amortized over periods ranging from two to ten years. The net consolidated balance of amortizable intangible assets consisted of the following:

		March 31, 2016
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(12,710)	$12,292
Acquired technology	2 - 4	8,454	(8,425)	29
Non-compete agreements	3 - 5	2,370	(2,370)	—
Trademarks	6	5,754	(4,222)	1,532
Total amortizable intangible assets		$41,580	$(27,727)	$13,853
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining nine months ending December 31, 2016	$3,049
For the year ending December 31:
2017	2,886
2018	2,500
2019	2,500
2020	2,500
Thereafter	418
Total amortizable intangible assets	$13,853
(8) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	March 31, 2016	December 31, 2015

Accounts payable	$1,192	$2,121
Accrued network costs	867	917
Accrued taxes	3,193	3,465
Accrued outside services	1,184	1,171
Accrued other	1,368	1,573
Total accounts payable and accrued liabilities	$7,804	$9,247
Accrued taxes are based on our estimate of outstanding state and local taxes. This balance may be adjusted in the future as we settle with various taxing jurisdictions. Accounts payable decreased $0.9 million during the three months ended March 31, 2016 due to the timing related to the payment of invoices.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2016, we had recognized cumulative asset retirement costs of $3.6 million. During 2016, we have recorded nominal charges and as a result, the total cumulative asset retirement cost remains $3.6 million at March 31, 2016. The asset retirement cost additions during the three months ended March 31, 2016 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 57 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2016	$296	$7,543	$7,839
Accretion	9	146	155
Amounts Paid	(59)	—	(59)
Asset additions and (reductions) recorded	—	14	14
Reclassifications	38	(38)	—
Balance at March 31, 2016	$284	$7,665	$7,949
The balances above were included within accounts payable and accrued liabilities and other long-term liabilities, respectively, at March 31, 2016.
(10) Deferred Revenue — Deferred revenue at March 31, 2016 was $27.4 million for the current portion and $0.7 million for the non-current portion. Deferred revenue at December 31, 2015 was $27.0 million for the current portion and $0.7 million for the non-current portion. Deferred revenue primarily consists of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represents a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represents a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or the delivery otherwise meets our revenue recognition criteria.
(11) Accrued Compensation and Benefits — Accrued compensation and benefits was $9.8 million at March 31, 2016 and $10.9 million at December 31, 2015. The decrease of $1.1 million reflects a three month accrual for the Short-Term Incentive Plan ("STIP") at March 31, 2016 versus a twelve month accrual at December 31, 2015 and the timing of payroll payments.
(12) Stockholders’ Equity and Stock Based Compensation — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the three months ended March 31, 2016 consisted of:

(Dollars in thousands)
Balance at January 1, 2016	$333,553
Net income for the three months ended March 31, 2016	3,444
Cash dividends declared	(2,638)
Amortization of stock based compensation	637
Common stock repurchase program	(4,905)
Balance at March 31, 2016	$330,091
General. At March 31, 2016 and December 31, 2015, there were 20,603,617 and 20,886,261 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the 2012 Equity Incentive Award Plan (the "2012 Equity Plan") from January 1, 2016 through March 31, 2016:

Activity
Total equity securities available at January 1, 2016	1,483,235
Less: 2015 LTIP Restricted Stock Units ("RSUs") awarded to eligible employees, net	227,958
Less: Restricted common stock awarded to non-executive members of the Board of Directors	5,869
Total equity securities available at March 31, 2016	1,249,408
2015 LTIP. On December 9, 2014, our Board of Directors adopted an LTIP (which provides for a 36 month vesting period) that included a stock component in the form of RSUs. Under this incentive program, RSUs will be granted to eligible employees annually and each annual grant will generally vest over a three year performance period. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2015 LTIP) or on or after the third business day following the day that we file the Annual Report on Form 10-K with the SEC for the grant's final vesting year, but in no event later than December 31 of the year following the vesting date if the pre-established performance conditions are achieved. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.
On January 2, 2015, our Board of Directors granted 254,777 RSUs to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement with a grant date fair value of $4.4 million. Eligible employees have the opportunity to earn RSUs based upon the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the 2015-2017 performance period”), and continued employment with the Company. As of December 31, 2015, 242,468 shares related to this grant remained outstanding. For the three months ended March 31, 2016, 2,161 RSUs were forfeited by eligible employees who left the company. As of March 31, 2016 there were 240,307 RSUs outstanding relating to shares granted in January 2015. A total of $0.3 million was included in stock based compensation expense for the three months ended March 31, 2016 relating to this grant.
On January 28, 2016, our Board of Directors granted 227,082 RSUs to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement with a grant date fair value of $3.8 million. Eligible employees have the opportunity to earn RSUs based upon the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2016 through December 31, 2018 (“the 2016-2018 performance period”), and continued employment with the Company. For the three months ended March 31, 2016, 2,046 RSUs were forfeited by eligible employees who left the company and 5,082 RSUs were granted to eligible employees who joined the company during the period. As of March 31, 2016 there were 230,118 RSUs outstanding relating to shares granted in January 2016. A total of $0.2 million was included in stock based compensation expense for the three months ended March 31, 2016 relating to this grant.
The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the three months ended March 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2016	242,468	$17.35
Granted	232,164	16.83
Vested	—	—
Forfeited	(4,207)	17.09
Non-vested RSUs at March 31, 2016	470,425	$17.09	$6,085	27

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation. Compensation expense associated with RSUs and restricted common stock ("restricted stock") was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended March 31,
Operating Expense Category	2016	2015
	(Dollars in thousands)
Cost of revenue (LTIP)	$49	$34
Service, rental and maintenance (LTIP)	52	29
Selling and marketing (LTIP)	48	51
General and administrative (LTIP)	380	236
General and administrative (Board of Directors Restricted Stock)	108	93
Total stock based compensation	$637	$443
The increase in stock based compensation expense during the three months ended March 31, 2016, compared to the same period in 2015, was due primarily to the second RSU grant under the 2015 LTIP in January 2016. Each grant is amortized over the corresponding three year performance period beginning in the year of issuance.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2016. Cash dividends paid as disclosed in the statements of cash flows for the three months ended March 31, 2016 and 2015 included previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors and dividends related to vested RSUs issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
February 24	March 18	March 30	$0.125	$2,580
(1) The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On April 27, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 23, 2016, and a payment date of June 24, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program. In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the existing common stock repurchase program. The following table presents information with respect to purchases made by the Company during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
				(Dollars in thousands)
Beginning Balance				$10,000
January 1 through January 31, 2016	152,198	$16.53	152,198	7,484
February 1 through February 29, 2016	101,736	17.24	101,736	5,730
March 1 through March 31, 2016	37,927	16.44	37,927	5,107
Total	291,861	$16.76	291,861
(1) In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016, and maintained the repurchase authority of $10.0 million as of January 4, 2016.
Additional Paid-in Capital. For the three months ended March 31, 2016, additional paid-in capital decreased by $4.2 million to $106.2 million at March 31, 2016 from $110.4 million at December 31, 2015. The decrease in the three months ended March 31, 2016 was due primarily to the repurchase of shares of common stock under the current stock repurchase program.
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

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except share and per share amounts)
Net income	$3,444	$3,917
Weighted average shares of common stock outstanding	20,683,719	21,898,792
Dilutive effect of restricted stock and RSUs	161,942	154,223
Weighted average shares of common stock and common stock equivalents	20,845,661	22,053,015
Net income per common share
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Income Taxes — We file a consolidated U.S. Federal income tax return and income tax returns in state, local and foreign jurisdictions as required.
At March 31, 2016, we had total deferred income tax assets of $127.5 million and a valuation allowance of $45.8 million resulting in an estimated recoverable amount of deferred income tax assets of $81.7 million. This reflects a change from the December 31, 2015 balance of deferred income tax assets of $129.8 million and a valuation allowance of $45.8 million resulting in an estimated recoverable amount of $84.0 million. The change reflects the expected usage of the deferred income tax assets based on estimated 2016 taxable income.
We consider both positive and negative evidence when evaluating the recoverability of our deferred income tax assets. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the deferred income tax assets will be realized in the future. During the three months ended March 31, 2016 we did not adjust the valuation allowance.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the deferred income tax asset valuation allowance, permanent differences between book and taxable income and certain discrete items.
As of January 1 2016, we had approximately $282.1 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Section 382 of the Internal Revenue Code limited NOLs, as of January 1, 2016, were $36.6 million which may be used at a rate of $6.1 million per year, and is included in the total Federal NOLs.
(14) Related Party Transactions — A member of our Board of Directors also serves as a Director for an entity that leases transmission tower sites to the Company. For the three months ended March 31, 2016 and 2015, we incurred site rent expenses of $1.0 million and $1.0 million, respectively, from the entity on which the individual serves as a Director. Site rent expenses are included in service, rental and maintenance expenses.
(15) Commitments and Contingencies — There have been no material changes during the three months ended March 31, 2016 to the commitments and contingencies previously reported in the 2015 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries ("we", “Spok” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Part I – Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2016 (the “2015 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2015 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of income or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the statements of income and financial position of Spok. The MD&A is provided as a supplement to, and should be read in conjunction with, our 2015 Annual Report and our unaudited condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to the Condensed Consolidated Financial Statements.
Spok, acting through its indirect wholly-owned operating subsidiary, Spok, Inc., delivers smart, reliable solutions to help protect the health, well-being and safety of people around the globe. Organizations worldwide rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. When critical communications matter, Spok delivers. For the three months ended March 31, 2016 and 2015, wireless revenue represented approximately 62% and 64%, respectively and software revenue represented approximately 38% and 36%, respectively of our consolidated revenue.
Business
See Note 1 to our Unaudited Notes to Consolidated Financial Statements of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report") and "Item 1. Business" of Part I of the 2015 Annual Report, which describes our business in further detail.
Revenue
We offer a focused suite of unified critical communication solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety response.
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to critical communications. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers. Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions.

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement.
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
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists of license revenue, professional services revenue, and equipment sales. Maintenance revenue is for ongoing support of a software application or equipment (typically for one year). We recognize equipment revenue when it is shipped or delivered to the customer depending on the delivery method of Free on Board ("FOB") shipping or FOB destination, respectively. License, professional services and maintenance revenue is recognized ratably over the longer of the period of professional services delivered to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement.
The following tables present the wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Three Months Ended March 31, 2016				For the Three Months Ended March 31, 2015
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$20,781	$10,839	$31,620	69.7%	$21,562	$11,348	$32,910	68.4%
Government	1,806	2,234	4,040	8.9%	2,081	3,362	5,443	11.3%
Large Enterprise	2,547	837	3,384	7.5%	3,084	533	3,617	7.5%
Other(1)	3,038	3,306	6,344	14.0%	3,963	2,205	6,168	12.8%
Total	$28,172	$17,216	$45,388	100.0%	$30,690	$17,448	$48,138	100.0%
(1) Other includes hospitality, resort, indirect and billable travel revenue.

Operations — Consolidated
Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management; these operating expenses are categorized as follows:
•Cost of revenue. These are expenses associated with the delivery of our revenue, which consist primarily of hardware, third-party software, outside service expenses and payroll and related expenses for our professional services, logistics, customer support and maintenance staff.
•Service, rental, and maintenance. These are expenses associated with the operation of our paging networks and the development of our software. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering, pager repair functions and development of our software products.
•Selling and marketing. These are expenses associated with our direct sales force and indirect sales channel and the marketing expenses in support of those sales groups. This classification consists primarily of payroll and related expenses and commission expenses.
•General and administrative. These are expenses associated with information technology and administrative functions. This classification consists primarily of payroll and related expenses, outside service expenses, taxes, licenses and permit expenses, and facility rent expenses.
Statements of Income
Comparison of the Statements of Income for the Three Months Ended March 31, 2016 and 2015

	For the Three Months Ended March 31,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Revenue:
Wireless	$28,172	$30,690	$(2,518)	(8.2)%
Software	17,216	17,448	(232)	(1.3)%
Total	$45,388	$48,138	$(2,750)	(5.7)%
Selected operating expenses:
Cost of revenue	$8,017	$8,813	$(796)	(9.0)%
Service, rental and maintenance	11,213	11,256	(43)	(0.4)%
Selling and marketing	6,529	7,048	(519)	(7.4)%
General and administrative	10,510	11,001	(491)	(4.5)%
Severance	(4)	—	(4)	100.0%
Total	$36,265	$38,118	$(1,853)	(4.9)%
FTEs	595	604	(9)	(1.5)%
Active transmitters	4,211	4,316	(105)	(2.4)%
Revenue — Wireless
Our wireless revenue was $28.2 million and $30.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Paging revenue	27,101	29,491
Product and other revenue	1,071	1,199
Total wireless revenue	$28,172	$30,690

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
Wireless revenue is generally based upon the number of units in service and the monthly charge per unit. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. The net of gross placements and disconnects is commonly referred to as net gains or losses of units in service or the net disconnect rate. The absolute number of gross placements as well as the number of gross placements relative to average units in service in a period, referred to as the gross placement rate, is monitored on a monthly basis. Disconnects are also monitored on a monthly basis. The ratio of units disconnected in a period to average units in service for the same period, called the disconnect rate, is an indicator of our success at retaining subscribers, which is important in order to maintain recurring revenue and to control operating expenses.
The following table sets forth information on our units in service by account size at specified dates:

	As of March 31, 2016		As of December 31, 2015		As of March 31, 2015
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 100 Units(1)	118	10.2%	123	10.5%	139	11.3%
101 to 1000 Units(1)	238	20.6%	243	20.7%	266	21.6%
> 1000 Units(1)	797	69.1%	807	68.8%	825	67.1%
Total units in service(1)	1,153	100.0%	1,173	100.0%	1,230	100.0%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on the net disconnect rate by account size for our customers for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2016	December 31, 2015	March 31, 2015
1 to 100 Units	(4.3)%	(3.9)%	(4.3)%
101 to 1000 Units	(2.0)%	(2.9)%	(3.8)%
> 1000 Units	(1.2)%	(0.9)%	(1.1)%
Total net unit loss %	(1.7)%	(1.6)%	(2.1)%

(1)	All figures presented include both direct and indirect units in service
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
The following table sets forth information on ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2016	December 31, 2015	March 31, 2015
1 to 100 Units	$12.57	$12.52	$12.58
101 to 1000 Units	8.70	8.65	8.74
> 1000 Units	6.77	6.79	6.84
Total ARPU	$7.77	$7.79	$7.91

(1)	All figures presented include both direct and indirect units in service

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future sequential annual revenue to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended March 31, 2016 from the quarter ended March 31, 2015 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU will trend lower for the remainder of 2016. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service			Revenue

	As of March 31,			For the Three Months Ended March 31, 2016			Change Due To:
	2016	2015	Change	2016	2015	Change	ARPU	Units
Total	1,153	1,230	(77)	$27,101	29,491	$(2,390)	$(373)	$(2,017)
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
Our software revenue was $17.2 million and $17.4 million for the three months ended March 31, 2016 and 2015, respectively, which consisted of operations revenue (from licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Subscription	$498	$398
License	1,593	2,595
Services	4,315	5,018
Equipment	1,729	1,374
Operations revenue	8,135	9,385
Maintenance revenue	9,081	8,063
Total software revenue	$17,216	$17,448
The decrease in operations revenue primarily reflects a decrease in the number and size of projects completed in the first quarter of 2016 as compared to the same period in 2015. Starting in late 2015, the Company began a reorganization of the sales staff and related sales territories, which realigned territories and replaced lower performing sales employees with new staff. The Company is unable to predict the timing and impact of these changes on its software operations revenue in 2016. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended March 31, 2016 and 2015 were in excess of 99%.
Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings decreased by 14.8% for the three months ended March 31, 2016, compared to the same period in 2015. As noted above, starting in late 2015, the Company undertook a reorganization of the sales staff and related sales territories. As part of that reorganization, the Company is replacing lower performing sales employees with new staff. The Company is unable to predict the impact of this reorganization on the level of its software operations bookings in 2016.

The following table summarizes total bookings for the periods stated:

	For the Three Months Ended March 31,
Bookings	2016	2015
	(Dollars in thousands)
Operations and new maintenance orders	$5,624	$8,802
Maintenance and subscription renewals	9,482	8,938
Total bookings	$15,106	$17,740
We reported a software backlog of $36.8 million at March 31, 2016, which represented all orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at January 1, 2016	$38,650
Operations bookings	5,624
Maintenance and subscription renewals	9,482
Available backlog	$53,756
Operations revenue	(8,135)
Maintenance revenue	(9,081)
Other(1)	226
Total backlog at March 31, 2016	$36,766

(1)	Other reflects cancellations and other adjustments to backlog.
Operating Expenses — Consolidated
We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as previously described, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three months ended March 31, 2016 and 2015.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We have 595 full-time equivalent employees (“FTEs”) at March 31, 2016, a decrease of 1.5% from 604 FTEs at March 31, 2015.
Site rent expenses for transmitter locations are largely dependent on our paging networks. We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.4% to 4,211 active transmitters at March 31, 2016 from 4,316 active transmitters at March 31, 2015.
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

The following is a review of our main expense categories for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$4,634	$4,157	$477	11.5%
Cost of sales	2,673	3,620	(947)	(26.2)%
Stock based compensation	49	34	15	44.1%
Other	661	1,002	(341)	(34.0)%
Total cost of revenue	$8,017	$8,813	$(796)	(9.0)%
FTEs	192	187	5	2.7%
As illustrated in the table above, cost of revenue for the three months ended March 31, 2016 decreased $0.8 million, or 9.0%, from the same period in 2015. This decrease was driven by a lower cost of sales, offset by an increase in payroll and related due to higher headcount.

•
Payroll and related — The increase of $0.5 million in payroll and related expenses was due primarily to an increase in the number of FTEs and higher average payroll and related expenses for professional services and maintenance support personnel.

•
Cost of sales — The decrease of $0.9 million in cost of sales expenses was primarily due to a decrease in the sale of third party software for the period and less use of third party resources for implementation related work.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	5,072	4,652	420	9.0%
Site rent	$3,660	$3,766	$(106)	(2.8)%
Telecommunications	1,222	1,343	(121)	(9.0)%
Stock based compensation	52	29	23	79.3%
Other	1,207	1,466	(259)	(17.7)%
Total service, rental and maintenance	$11,213	$11,256	$(43)	(0.4)%
FTEs	165	156	9	5.8%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2016 remained relatively flat from the same period in 2015 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel, product development, product strategy and quality assurance personnel. The payroll and related expenses increased by $0.4 million for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015 due to an increase of 9 FTEs and an increase in the average salary paid per employee. The change in headcount relates to an increase in the number of product development and strategy personnel. The company's Research and Development is included within service, rental and maintenance expenses. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions and 4) alerting. Based on this emphasis we expect the number of FTEs to increase in this area.

•
Site rent — The decrease of $0.1 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 2.4% from March 31, 2015 to March 31, 2016.

•
Telecommunications — The decrease of $0.1 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks are managed, through the remainder of 2016, and as we reduce telephone circuit inventory.

•	Other — Other expenses consisted primarily of repairs and maintenance and outside services and reflect management of these expenses to meet our changing operations.
Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$3,666	$3,916	$(250)	(6.4)%
Commissions	1,525	1,836	(311)	(16.9)%
Stock based compensation	48	51	(3)	(5.9)%
Other	1,290	1,245	45	3.6%
Total selling and marketing	$6,529	$7,048	$(519)	(7.4)%
FTEs	125	137	(12)	(8.8)%
As indicated in the table above, selling and marketing expenses for the three months ended March 31, 2016 decreased $0.5 million, or 7.4%, from the same period in 2015.

•
Payroll and related — The decrease of $0.3 million in payroll and related is primarily due to 12 fewer FTEs compared to the same period last year reflecting the reorganization of the sales staff, which includes the replacement of underperforming sales employees.

•	Commissions — The decrease of $0.3 million in commission expense is due to lower software operations revenue compared to the same period in 2015.

•	Other — Other expenses consisted primarily of advertising, trade show, convention and related traveling expenses and reflect our focus on identifying sales opportunities.
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
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$4,392	$4,879	$(487)	(10.0)%
Stock based compensation	488	329	159	48.3%
Facility rent	839	941	(102)	(10.8)%
Outside services	1,726	1,786	(60)	(3.4)%
Taxes, licenses and permits	1,055	1,125	(70)	(6.2)%
Other	2,010	1,941	69	3.6%
Total general and administrative	$10,510	$11,001	$(491)	(4.5)%
FTEs	113	124	(11)	(8.9)%

As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2016 decreased $0.5 million, or 4.5%, from the same period in 2015 due to the following significant variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.5 million due to a reduction of 11 FTEs to 113 FTEs at March 31, 2016 from 124 FTEs at March 31, 2015 partially offset by a higher average salary per employee.

•
Stock based compensation — increased $0.2 million due primarily to the 2015 LTIP grant on January 28, 2016 (See Note 12 to our Unaudited Notes to Consolidated Financial Statements in Part I of this Quarterly Report).

•	Outside services — Outside service expenses consisted primarily of costs associated with professional services related to annual reporting, taxes and internal control compliance.

•	Taxes, licenses and permits — Tax, license and permit expenses consisted primarily of property, franchise, gross receipts and transactional taxes.

•	Other — Other expenses consisted primarily of bad debt, insurance, shipping costs, financial services, office rent and utilities.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.3 million for the three months ended March 31, 2016 compared to $3.7 million for the same period in 2015. The decrease is primarily related to less capital expenditure purchases for pagers during three months ended March 31, 2016 as compared to the three months ended March 31, 2015, which impacted depreciation expense.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended March 31, 2016 was $2.7 million, an increase of $0.3 million from the $2.4 million income tax expense for the same period in 2015. The increase in tax expense and the effective rate was caused primarily by two factors: a decrease in the State effective tax rate (from December 31, 2015) which results in a lower valuation of the DTAs, and foreign losses which were not recognized in computing the overall effective tax rate. Since we are uncertain whether foreign losses will provide a benefit at year end, we are required to exclude them from computing the effective tax rate at March 31, 2016.
The following is the effective tax rate reconciliation for the three months ended March 31, 2016 and 2015, respectively:

	For the Three Months Ended March 31,
	2016		2015
	(Dollars in thousands)
Income before income tax expense	$6,103		$6,332
Income tax expense at the Federal statutory rate	$2,136	35.0%	$2,216	35.0%
State income taxes, net of Federal benefit	267	4.4%	269	4.2%
Change in deferred income tax rates	94	1.5%	(77)	(1.2)%
Unrecognized foreign losses	114	1.9%	—	—%
Other	48	0.8%	7	0.1%
Income tax expense (benefit)	$2,659	43.6%	$2,415	38.1%
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2016, we had cash and cash equivalents of $111.9 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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

We intend to use our cash on hand to provide working capital, to support operations to invest in our business, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations.
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of March 31, 2016, our available cash on hand was $111.9 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2016, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31, 2016		Change Between 2016 and 2015
	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities	$9,519	$6,425	$3,094
Net cash used in investing activities	(1,445)	(1,010)	(435)
Net cash used in financing activities	(7,485)	(7,647)	162
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities increased by $3.1 million for the three months ended March 31, 2016 compared to the same period in 2015 due primarily to a decrease in the amounts paid related to accrued compensation and benefits. Net cash for operating activities in 2015 was impacted by the timing of payroll payments and higher bonus payments as compared to 2016. The change in net cash provided by operating activities was $3.8 million higher prior to the reclassification of payroll taxes paid on vested RSUs.
Net Cash Used In Investing Activities. Net cash used in investing activities increased by $0.4 million for the three months ended March 31, 2016 compared to the same period in 2015 due primarily to an increase in capital expenses for property and equipment.
Net Cash Used In Financing Activities. Net cash used in financing activities decreased by $0.2 million for the three months ended March 31, 2016 compared to the same period in 2015 driven by a $4.4 million increase in common stock repurchases partially offset by $0.8 million reduction in cash dividends paid during the period. Cash dividends were higher in the first quarter of 2015 primarily due to the payment of accumulated cash dividends earned on vested RSUs from the 2011 LTIP. The remaining offset was related to the early adoption of ASU 2016-09 and the reclassification of employee stock based compensation for tax withholding purposes for the three months ended March 31, 2015 (See Note 4 to our Unaudited Notes to Consolidated Financial Statements in Part I of this Quarterly Report for further details regarding ASU No. 2016-09).
Future Cash Dividends to Stockholders. On April 27, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 23, 2016, and a payment date of June 24, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the existing common stock repurchase program. See Note 12 to our Unaudited Notes to Consolidated Financial Statements in Part I of this Quarterly Report for further details of our common stock repurchase program for the three months ended March 31, 2016.
Other. For 2016, the Board of Directors currently intends to return a minimum of $21.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends, though the Board of Directors will continue to evaluate this amount throughout the year based on business and market conditions.

Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2016 and 2015 was approximately $4.5 million and $4.7 million.
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
Commitments and Contingencies. See Note 15 to our Unaudited Notes to Consolidated Financial Statements in Part I of this Quarterly Report for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 14 to our Unaudited Notes to Consolidated Financial Statements in Part I of this Quarterly Report for a discussion regarding our related party transactions.
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
There have been no changes to the critical accounting policies reported in the 2015 Annual Report that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
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

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Operating income	$5,800	$6,273
Plus: Depreciation, amortization and accretion	3,323	3,747
EBITDA (as defined by the Company)	9,123	10,020
Less: Purchases of property and equipment	(1,445)	(1,040)
OCF (as defined by the Company)	$7,678	$8,980

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of March 31, 2016, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2015 Annual Report have not materially changed during the quarter ended March 31, 2016.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
The following table presents information with respect to purchases made by the Company during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
				(Dollars in thousands)
Beginning Balance				$10,000
January 1 through January 31, 2016	152,198	16.53	152,198	7,484
February 1 through February 29, 2016	101,736	17.24	101,736	5,730
March 1 through March 31, 2016	37,927	16.44	37,927	5,107
Total	291,861	16.76	291,861
(1) In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016, and maintained the repurchase authority of $10.0 million as of January 4, 2016.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 28, 2016(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 28, 2016(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 28, 2016(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 28, 2016(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*
The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Spok Holdings, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPŌK HOLDINGS, INC.

Dated: April 28, 2016	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 28, 2016(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 28, 2016(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 28, 2016(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 28, 2016(1)

(1)	Filed herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

*
The financial information contained in these XBRL documents is unaudited. The information in these exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of Section 18, nor shall they be deemed incorporated by reference into any disclosure document relating to Spok Holdings, Inc., except to the extent, if any, expressly set forth by specific reference in such filing.