Form 10-Q
period 2016-06-30
Spok Holdings, Inc
filed 2016-07-28
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32358

SPOK HOLDINGS, INC. (Exact name of registrant as specified in its charter)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,546,222 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 22, 2016.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,095	$111,332
Accounts receivable (less allowances of $1,126,000 and $1,286,000, respectively)	23,737	22,638
Prepaid expenses and other	4,116	5,352
Inventory	2,129	2,291
Total current assets	147,077	141,613
Property and equipment, net	14,297	15,386
Goodwill	133,031	133,031
Other intangible assets, net	12,817	14,964
Deferred income tax assets (less valuation allowance of $45,777,000)	79,644	83,983
Other assets	1,541	1,445
TOTAL ASSETS	$388,407	$390,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$8,370	$9,247
Accrued compensation and benefits	11,618	10,864
Deferred revenue	28,239	27,045
Total current liabilities	48,227	47,156
Deferred revenue	674	741
Other long-term liabilities	8,960	8,972
TOTAL LIABILITIES	57,861	56,869
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	105,867	110,435
Retained earnings	224,677	223,116
TOTAL STOCKHOLDERS’ EQUITY	330,546	333,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$388,407	$390,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless	$27,859	$30,222	$56,031	$60,912
Software	16,776	17,747	33,992	35,195
Total revenue	44,635	47,969	90,023	96,107
Operating expenses:
Cost of revenue	7,513	9,131	15,528	17,944
Service, rental and maintenance	11,399	11,003	22,612	22,260
Selling and marketing	6,429	6,790	12,957	13,838
General and administrative	10,439	10,472	20,949	21,473
Severance	—	1,504	(3)	1,504
Depreciation, amortization and accretion	3,235	3,448	6,558	7,195
Total operating expenses	39,015	42,348	78,601	84,214
Operating income	5,620	5,621	11,422	11,893
Interest income	61	3	109	2
Other income	104	264	357	325
Income before income tax expense	5,785	5,888	11,888	12,220
Income tax expense	(2,334)	(2,512)	(4,993)	(4,927)
Net income	$3,451	$3,376	$6,895	$7,293
Basic net income per common share	$0.17	$0.16	$0.33	$0.33
Diluted net income per common share	$0.17	$0.16	$0.33	$0.33
Basic weighted average common shares outstanding	20,544,327	21,677,299	20,614,023	21,787,434
Diluted weighted average common shares outstanding	20,705,206	21,735,829	20,831,740	21,843,591
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited and in thousands)
Cash flows provided by operating activities:
Net income	$6,895	$7,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,558	7,195
Deferred income tax expense	4,346	4,086
Amortization of stock based compensation	1,368	1,104
Provision for doubtful accounts, service credits and other	322	716
Adjustment of non-cash transaction taxes	(169)	(97)
(Gain) Loss on disposals of property and equipment	(1)	(166)
Changes in assets and liabilities:
Accounts receivable	(1,421)	2,239
Prepaid expenses and other assets	1,197	741
Accounts payable, accrued liabilities and accrued compensation and benefits	(358)	(685)
Deferred revenue and customer deposits	1,126	3,070
Other long-term liabilities	16	—
Net cash provided by operating activities	19,879	25,496
Cash flows used in investing activities:
Purchase of property and equipment	(2,982)	(3,033)
Proceeds from disposals of property and equipment	1	180
Net cash used in investing activities	(2,981)	(2,853)
Cash flows used in financing activities:
Cash dividends to stockholders	(5,150)	(6,069)
Purchase of common stock (including commissions)	(5,985)	(3,475)
Employee stock based compensation tax withholding	—	(3,825)
Net cash used in financing activities	(11,135)	(13,369)
Net increase in cash and cash equivalents	5,763	9,274
Cash and cash equivalents, beginning of period	111,332	107,869
Cash and cash equivalents, end of period	$117,095	$117,143
Supplemental disclosure:
Income taxes paid	$598	$337

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
(2) Preparation of Interim Financial Statements — Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of revenue; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance costs and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were deemed immaterial and consequently, no statements of comprehensive income are presented.
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
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since this ASU was issued, the FASB has issued several changes including ASU No. 2015-14, in July 2015, which delayed the effective date, ASU No. 2016-08, in March 2016, which updated guidance related to principal versus agent considerations, ASU No. 2016-10, in April 2016, which updated guidance related to the identification of performance obligations and ASU No. 2016-12, in May 2016, which updated guidance related to scope improvements and practical expedients. Our effective date is January 1, 2018, and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.
ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We are reviewing the acceptable transition methods and are likely to select the modified retrospective approach. We believe the modified retrospective approach would likely impact both deferred revenue and retained earnings in our 2018 consolidated financial statements. We continue to evaluate the potential impact from this ASU on our consolidated financial statements to assess whether any related impact will be material.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating with the classification affecting the pattern of expense recognition in the income statement.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU No. 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption of the standard is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
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
ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption upon issuance of the ASU is permitted. We have adopted this new ASU effective January 1, 2016. As part of the adoption, we have made an accounting policy election to account for forfeitures as incurred rather than estimate the number of awards that are expected to be forfeited. The following summary provides further clarification of the transition approaches and the impact on the Company for each issue in ASU No. 2016-09 that requires a retrospective or modified retrospective approach:
•For entities electing to account for forfeitures as they are incurred, a modified retrospective transition approach, with a cumulative-effect adjustment recognized in equity, is required for stock based compensation accounted for prior to the date on which the standard is adopted. We made the policy election to account for forfeitures as incurred and therefore, recorded a cumulative-effect adjustment in equity to account for this change in the first quarter of 2016. The overall impact to our consolidated financial statements is immaterial. Future forfeitures will be accounted for as they are incurred rather than estimating the number of awards that are expected to be forfeited at the time of grant.
•A retrospective transition approach is required for classification of employee taxes paid in the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. In the three months ended March 31, 2015, shares were withheld for tax-withholding purposes related to the payment of vested 2011 Long-Term Incentive Plan ("LTIP") awards. Previously, the withholdings were classified as an operating activity within our Statement of Cash Flows. We have retrospectively reclassified those withholdings as a financing activity and the total reclassification was $3.8 million.
•There was no additional impact on our financial statements, resulting from the adoption of ASU No. 2016-09, that required a retrospective or modified retrospective approach. Any additional requirements under this ASU will be accounted for on a prospective basis.
(5) Inventory — Inventory of $2.1 million and $2.3 million at June 30, 2016 and December 31, 2015, respectively, consisted of third-party hardware and software held for resale. We value our inventory based on the lower of cost (determined using first-in, first-out) or current market value.
(6) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations. For the three months ended June 30, 2016 and 2015 total depreciation, amortization and accretion expenses were $3.2 million and $3.4 million, respectively, and for the six months ended June 30, 2016 and 2015 were $6.6 million and $7.2 million, respectively. The consolidated expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Depreciation Expense	$2,044	$2,162	$4,101	$4,369
Amortization Expense	1,035	1,120	2,146	2,495
Accretion Expense	156	166	311	331
Total	$3,235	$3,448	$6,558	$7,195

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Goodwill and Amortizable Intangible Assets — Goodwill at June 30, 2016 and December 31, 2015 was $133.0 million. Goodwill is evaluated in the fourth quarter of each year and when events or circumstances suggest a potential impairment has occurred. There were no indicators of impairment as of June 30, 2016.
Amortizable intangible assets at June 30, 2016 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom Software, Inc. in 2011 and IMCO Technologies Corporation in 2012. Such intangibles are being amortized over periods ranging from two to ten years. The net consolidated balance of amortizable intangible assets consisted of the following:

		June 30, 2016
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(13,335)	$11,667
Acquired technology	2 - 4	8,454	(8,454)	—
Non-compete agreements	3 - 5	2,370	(2,370)	—
Trademarks	6	5,754	(4,604)	1,150
Total amortizable intangible assets		$41,580	$(28,763)	$12,817
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the six months ending December 31, 2016	$2,014
For the year ending December 31:
2017	2,886
2018	2,500
2019	2,500
2020	2,500
Thereafter	417
Total amortizable intangible assets	$12,817
(8) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Accounts payable	$2,089	$2,121
Accrued network costs	828	917
Accrued taxes	3,083	3,465
Accrued outside services	1,091	1,171
Accrued other	1,279	1,573
Total accounts payable and accrued liabilities	$8,370	$9,247
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
At January 1, 2016, we had recognized cumulative asset retirement costs of $3.6 million. During 2016, we have recorded nominal charges and as a result, the total cumulative asset retirement cost remains $3.6 million at June 30, 2016. The asset retirement cost additions during the six months ended June 30, 2016 increased paging equipment assets and are being depreciated over the related estimated lives of 54 to 60 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2016	$296	$7,543	$7,839
Accretion	18	293	311
Amounts Paid	(130)	—	(130)
Asset additions recorded, net	—	14	14
Reclassifications	38	(38)	—
Balance at June 30, 2016	$222	$7,812	$8,034
The balances above were included within accounts payable and accrued liabilities and other long-term liabilities, respectively, at June 30, 2016.
(10) Deferred Revenue — Deferred revenue at June 30, 2016 was $28.2 million for the current portion and $0.7 million for the non-current portion. Deferred revenue at December 31, 2015 was $27.0 million for the current portion and $0.7 million for the non-current portion. Deferred revenue primarily consists of unearned maintenance, software license and professional services revenue. Unearned maintenance revenue represents a contractual liability to provide maintenance support over a defined period of time for which payment has generally been received. Unearned software license and professional services revenue represents a contractual liability to provide professional services more substantive than post contract support for which not all payments have been received. We will recognize revenue when the service or software is provided or the delivery otherwise meets our revenue recognition criteria.
(11) Accrued Compensation and Benefits — Accrued compensation and benefits was $11.6 million at June 30, 2016 and $10.9 million at December 31, 2015. The increase of $0.7 million is primarily due to the timing of payroll payments for the period ending June 30, 2016 as compared to the same period ending December 31, 2015.
(12) Stockholders’ Equity and Stock Based Compensation — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
On July 25, 2016 our stockholders approved the registration of 250,000 shares of common stock with the SEC, to be issued from time to time in connection with purchases under the Spok Holdings, Inc. 2016 Employee Stock Purchase Plan ("ESPP"). We will offer shares for purchase under the ESPP during the third quarter of 2016.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the six months ended June 30, 2016 consisted of:

(Dollars in thousands)
Balance at January 1, 2016	$333,553
Net income for the six months ended June 30, 2016	6,895
Cash dividends declared	(5,267)
Amortization of stock based compensation	1,368
Common stock repurchase program	(5,985)
Other	(18)
Balance at June 30, 2016	$330,546

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General. At June 30, 2016 and December 31, 2015, there were 20,540,617 and 20,886,261 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
The following table summarizes the activities under the 2012 Equity Incentive Award Plan (the "2012 Equity Plan") from January 1, 2016 through June 30, 2016:

Activity
Total equity securities available at January 1, 2016	1,483,235
Less: 2015 LTIP Restricted Stock Units ("RSUs") awarded to eligible employees, net	222,065
Less: Restricted shares of common stock ("restricted stock") awarded to non-executive members of the Board of Directors	12,010
Total equity securities available at June 30, 2016	1,249,160
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
On January 2, 2015, our Board of Directors granted 254,777 RSUs with a grant date fair value of $4.4 million. On January 28, 2016 our Board of Directors issued a subsequent grant of 227,082 RSUs with a grant date fair value of $3.8 million. An additional 5,082 RSUs were granted to eligible employees who joined the Company during the six months ended June 30, 2016. Both issuances were made to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement. Eligible employees have the opportunity to earn RSUs based upon continued employment with the Company and the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the 2015-2017 performance period”) and the period of January 1, 2016 through December 31, 2018 ("the 2016-2018 performance period") respectively. A total of $1.2 million was included in stock based compensation expense for the six months ended June 30, 2016 relating to grants issued under the 2015 LTIP.
The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the six months ended June 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2016	242,468	$17.35
Granted	232,164	16.83
Vested	—	—
Forfeited	(10,099)	17.02
Non-vested RSUs at June 30, 2016	464,533	$17.09	$5,376	24

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation. Compensation expense associated with RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. The following table reflects the statements of income line items for stock based compensation expense for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Operating Expense Category	2016	2015	2016	2015
	(Dollars in thousands)
Cost of revenue (LTIP)	$58	$34	$107	$67
Service, rental and maintenance (LTIP)	63	29	116	57
Selling and marketing (LTIP)	75	51	123	102
General and administrative (LTIP)	426	455	807	693
General and administrative (Board of Directors Restricted Stock)	108	93	215	185
Total stock based compensation expense	$730	$662	$1,368	$1,104
The increase in stock based compensation expense during the six months ended June 30, 2016, compared to the same period in 2015, was due primarily to the second RSU grant under the 2015 LTIP in January 2016. Each grant is amortized over the corresponding three year performance period beginning in the year of issuance.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2016. Cash dividends paid as disclosed in the statements of cash flows for the six months ended June 30, 2016 and 2015 include previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors and dividends related to vested RSUs issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
February 24	March 18	March 30	$0.125	$2,580
April 27	May 23	June 24	0.125	2,570
	Total		$0.250	$5,150
(1) The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
Future Cash Dividends to Stockholders. On July 27, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 19, 2016, and a payment date of September 9, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program. In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the existing common stock repurchase program. The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
				(Dollars in thousands)
Beginning Balance				$10,000
January 1 through January 31, 2016	152,198	$16.53	152,198	7,484
February 1 through February 29, 2016	101,736	17.24	101,736	5,730
March 1 through March 31, 2016	37,927	16.44	37,927	5,107
April 1 through April 30, 2016	31,468	16.40	31,468	4,591
May 1 through May 31, 2016	34,323	16.37	34,323	4,029
June 1 through June 30, 2016	—	—	—	4,029
Total	357,652	$16.69	357,652
(1) In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016, and reset the repurchase authority to $10.0 million as of January 4, 2016.
Additional Paid-in Capital. For the six months ended June 30, 2016, additional paid-in capital decreased by $4.5 million to $105.9 million at June 30, 2016 from $110.4 million at December 31, 2015. The decrease in the six months ended June 30, 2016 was due primarily to the repurchase of shares of common stock under the current stock repurchase program offset by the stock based compensation expense recognized for the 2015 LTIP.
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share amounts)
Net income	$3,451	$3,376	$6,895	$7,293
Weighted average shares of common stock outstanding	20,544,327	21,677,299	20,614,023	21,787,434
Dilutive effect of restricted stock and RSUs	160,879	58,530	217,717	56,157
Weighted average shares of common stock and common stock equivalents	20,705,206	21,735,829	20,831,740	21,843,591
Net income per common share
Basic	$0.17	$0.16	$0.33	$0.33
Diluted	$0.17	$0.16	$0.33	$0.33

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13) Income Taxes — Spok files a consolidated U.S. Federal income tax return and income tax returns in various state, local and foreign jurisdictions as required.
At June 30, 2016, we had total deferred income tax assets of $125.4 million and a valuation allowance of $45.8 million resulting in an estimated recoverable amount of deferred income tax assets of $79.6 million. This reflects a change from the December 31, 2015 balance of deferred income tax assets of $129.8 million and a valuation allowance of $45.8 million resulting in an estimated recoverable amount of $84.0 million. The change from December 31, 2015 to June 30, 2016 reflects the expected usage of the deferred income tax assets to offset expected 2016 taxable income and changes in tax rates.
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
As of June 30, 2016, we had approximately $272.1 million of Federal net operating losses (“NOLs”) available to offset future taxable income. Section 382 of the Internal Revenue Code limited NOLs, as of June 30, 2016, were $35.0 million which may be used at a rate of $6.1 million per year, and is included in the total Federal NOLs.
(14) Related Party Transactions — A member of our Board of Directors also serves as a Director for an entity that leases transmission tower sites to the Company. For the three months ended June 30, 2016 and 2015, we incurred site rent expenses of $1.0 million and for the six months ended June 30, 2016 and 2015, we incurred site rent expenses of $2.0 million from the entity on which the individual serves as a Director. Site rent expenses are included in service, rental and maintenance expenses.
(15) Commitments and Contingencies — There have been no material changes during the six months ended June 30, 2016 to the commitments and contingencies previously reported in the 2015 Annual Report.

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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the United States Securities and Exchange Commission (the “SEC”) on February 25, 2016 (the “2015 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
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
Overview
The following MD&A is intended to help the reader understand the statements of income and financial position of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2015 Annual Report and our unaudited condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
Spok, acting through its indirect wholly-owned operating subsidiary, Spok, Inc., delivers smart, reliable solutions to help protect the health, well-being and safety of people around the globe. Organizations worldwide rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. When critical communications matter, Spok delivers.
Business
See Note 1 to our Unaudited Notes to Condensed Consolidated Financial Statements of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report") and "Item 1. Business" of Part I of the 2015 Annual Report, which describes our business in further detail.
Revenue
We offer a focused suite of unified critical communication solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety response.
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to critical communications. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers. Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software and wireless solutions.

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement. For the six months ended June 30, 2016 and 2015, wireless revenue represented approximately 62% and 63%, respectively and software revenue represented approximately 38% and 37%, respectively of our consolidated revenue.
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

	For the Three Months Ended June 30, 2016				For the Three Months Ended June 30, 2015
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$20,761	$10,617	$31,378	70.3%	$21,554	$10,941	$32,495	67.7%
Government	1,780	1,639	3,419	7.7%	2,020	2,418	4,438	9.3%
Large Enterprise	2,423	905	3,328	7.5%	2,981	524	3,505	7.3%
Other(1)	2,895	3,615	6,510	14.5%	3,667	3,864	7,531	15.7%
Total	$27,859	$16,776	$44,635	100.0%	$30,222	$17,747	$47,969	100.0%
(1) Other includes hospitality, resort, indirect and billable travel revenue.

	For the Six Months Ended June 30, 2016				For the Six Months Ended June 30, 2015
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$41,541	$21,456	$62,997	70.0%	$43,116	$21,465	$64,581	67.2%
Government	3,586	3,873	7,459	8.3%	4,101	5,309	9,410	9.8%
Large Enterprise	4,969	1,742	6,711	7.5%	6,065	1,145	7,210	7.5%
Other (1)	5,935	6,921	12,856	14.2%	7,630	7,276	14,906	15.5%
Total	56,031	33,992	90,023	100.0%	60,912	35,195	96,107	100.0%
(1) Other includes hospitality, resort, indirect and billable travel revenue

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
Statements of Income
Comparison of the Statements of Income for the Three Months Ended June 30, 2016 and 2015

	For the Three Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
Revenue:	(Dollars in thousands)
Wireless	$27,859	$30,222	$(2,363)	(7.8)%
Software	16,776	17,747	(971)	(5.5)%
Total	$44,635	$47,969	$(3,334)	(7.0)%
Selected operating expenses:
Cost of revenue	$7,513	$9,131	$(1,618)	(17.7)%
Service, rental and maintenance	11,399	11,003	396	3.6%
Selling and marketing	6,429	6,790	(361)	(5.3)%
General and administrative	10,439	10,472	(33)	(0.3)%
Severance	—	1,504	(1,504)	(100.0)%
Total	$35,780	$38,900	$(3,120)	(8.0)%
FTEs	597	608	(11)	(1.8)%
Active transmitters	4,184	4,290	(106)	(2.5)%
Revenue — Wireless
Our wireless revenue was $27.9 million and $30.2 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Paging revenue	26,564	28,782
Product and other revenue	1,295	1,440
Total wireless revenue	$27,859	$30,222

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
The following table sets forth information on our units in service by account size at specified dates:

	As of June 30, 2016		As of March 31, 2016		As of June 30, 2015
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 100 Units(1)	114	10.0%	118	10.2%	134	11.1%
101 to 1000 Units(1)	228	19.9%	238	20.6%	256	21.1%
> 1000 Units(1)	802	70.1%	797	69.2%	821	67.8%
Total units in service(1)	1,144	100.0%	1,153	100.0%	1,211	100.0%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on the net disconnect rate by account size for our customers for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2016	March 31, 2016	June 30, 2015
1 to 100 Units	(4.0)%	(4.3)%	(3.4)%
101 to 1000 Units	(4.0)%	(2.0)%	(3.8)%
> 1000 Units	0.6%	(1.2)%	(0.6)%
Total net unit loss %	(0.8)%	(1.7)%	(1.6)%

(1)	All figures presented include both direct and indirect units in service
The other factor that contributes to revenue, in addition to the number of units in service, is the monthly charge per unit. As previously discussed, the monthly charge per unit is dependent on the subscriber’s service, extent of geographic coverage, whether the subscriber contracts or owns the messaging device, and the number of units the customer has in the account. The ratio of revenue for a period to the average units in service, for the same period, commonly referred to as average revenue per unit or ARPU, is a key revenue measurement as it indicates whether charges for similar services and distribution channels are increasing or decreasing. ARPU by distribution channel and messaging service are monitored regularly.
The following table sets forth information on ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2016	March 31, 2016	June 30, 2015
1 to 100 Units	$12.48	$12.57	$12.57
101 to 1000 Units	8.65	8.70	8.72
> 1000 Units	6.75	6.77	6.81
Total ARPU	$7.71	$7.77	$7.86

(1)	All figures presented include both direct and indirect units in service

While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future annual revenue to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended June 30, 2016 from the quarter ended June 30, 2015 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU will trend lower for the remainder of 2016. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service As of June 30,			Revenue For the Three Months Ended June 30,			Change Due To:
	2016	2015	Change	2016	2015	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)			(Dollars in thousands)
Total	1,144	1,211	(67)	$26,564	$28,782	$(2,218)	$(424)	$(1,794)
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
Our software revenue was $16.8 million and $17.7 million for the three months ended June 30, 2016 and 2015, respectively, which consisted of operations revenue (from subscriptions, licenses, professional services and equipment sales) and maintenance revenue. The table below details the components of software revenue for the periods stated:

	For the Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Subscription	$503	$419
License	1,691	3,011
Services	4,202	4,609
Equipment	1,250	1,301
Operations revenue	7,646	9,340
Maintenance revenue	9,130	8,407
Total software revenue	$16,776	$17,747
The decrease in operations revenue primarily reflects a decrease in the number and size of projects completed in the second quarter of 2016 as compared to the same period in 2015. Starting in late 2015, the Company began a reorganization of the sales staff and related sales territories, which realigned territories and replaced lower performing sales employees with new staff. The Company is unable to predict the impact of these changes on the amount and timing of its software operations revenue in 2016. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended June 30, 2016 and 2015 were in excess of 99%.
Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals of existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings decreased by 4.6% for the three months ended June 30, 2016, compared to the same period in 2015. As noted above, starting in late 2015, the Company undertook a reorganization of the sales staff and related sales territories. As part of that reorganization, the Company is replacing lower performing sales employees with new staff. The Company is unable to predict the impact of this reorganization on the level and timing of future software operations bookings.

The following table summarizes total bookings for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Bookings	2016	2015	2016	2015
	(Dollars in thousands)
Operations and new maintenance orders	$10,181	$10,547	$15,805	$19,349
Maintenance and subscription renewals	9,882	10,480	19,365	19,418
Total bookings	$20,063	$21,027	$35,170	$38,767
We reported a software backlog of $39.5 million at June 30, 2016, which represented all orders received from customers not yet recognized as revenue.

Backlog	(Dollars in thousands)

Beginning balance at April 1, 2016	$36,766
Operations bookings	10,181
Maintenance and subscription renewals	9,882
Available backlog	$56,829
Operations revenue	(7,646)
Maintenance revenue	(9,130)
Other(1)	(578)
Total backlog at June 30, 2016	$39,475

(1)	Other reflects cancellations and other adjustments to backlog.
Operating Expenses — Consolidated
We review the percentages of operating expenses to revenue on a regular basis. Even though the operating expenses are classified as previously described, expense control and management are also performed by expense category. Approximately 70% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three and six months ended June 30, 2016 and 2015.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We had 597 full-time equivalent employees (“FTEs”) at June 30, 2016, a decrease of 1.8% from 608 FTEs at June 30, 2015.
We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.5% to 4,184 active transmitters at June 30, 2016 from 4,290 active transmitters at June 30, 2015.
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

The following is a review of our main expense categories for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$4,406	$4,274	$132	3.1%
Cost of sales	2,227	3,801	(1,574)	(41.4)%
Stock based compensation	58	34	24	70.6%
Other	822	1,022	(200)	(19.6)%
Total cost of revenue	$7,513	$9,131	$(1,618)	(17.7)%
FTEs	184	188	(4)	(2.1)%
As illustrated in the table above, cost of revenue for the three months ended June 30, 2016 was $7.5 million and decreased $1.6 million from the same period in 2015 primarily due to the following significant components and variances:

•	Payroll and related — The increase of $0.1 million in payroll and related expenses was due primarily to an increase in the average cost per employee partially offset by a decrease of 4 FTEs.

•
Cost of sales — The decrease of $1.6 million in cost of sales expenses was primarily due to a decrease in the sale of third party software for the period and less use of third party resources for software implementation related work.

•	Other — Other expenses consisted primarily of repairs and maintenance, shipping, outside services and travel costs.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$5,125	$4,555	$570	12.5%
Site rent	3,668	3,783	(115)	(3.0)%
Telecommunications	1,127	1,288	(161)	(12.5)%
Stock based compensation	63	29	34	117.2%
Other	1,416	1,348	68	5.0%
Total service, rental and maintenance	$11,399	$11,003	$396	3.6%
FTEs	175	156	19	12.2%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended June 30, 2016 were $11.4 million and increased $0.4 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel, product development, product strategy and quality assurance personnel. The payroll and related expenses increased by $0.6 million for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015 due to an increase of 19 FTEs and an increase in the average salary paid per employee. The change in headcount relates to an increase in the number of product development and strategy personnel. Our research and development is included within service, rental and maintenance expenses. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions and 4) alerting. Based on this emphasis we expect the number of FTEs to increase in this area impacting payroll and related expenses.

•
Site rent — The decrease of $0.1 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 2.5% from June 30, 2015 to June 30, 2016.

•
Telecommunications — The decrease of $0.2 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2016, and as we reduce telephone circuit inventory.

•
Other — Other expenses consisted primarily of repairs and maintenance and outside services and reflect management of these expenses to reflect the continued transition to support the growth in software revenue.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$3,510	$3,732	$(222)	(5.9)%
Commissions	1,559	1,792	(233)	(13.0)%
Stock based compensation	75	51	24	47.1%
Other	1,285	1,215	70	5.8%
Total selling and marketing	$6,429	$6,790	$(361)	(5.3)%
FTEs	125	140	(15)	(10.7)%
As illustrated in the table above, selling and marketing expenses for the three months ended June 30, 2016 were $6.4 million and decreased $0.4 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — The decrease of $0.2 million in payroll and related is primarily due to a decrease of 15 FTEs compared to the same period last year reflecting the reorganization of the sales staff, which includes the replacement of underperforming sales employees partially offset by higher average payroll and related expenses per FTE.

•
Commissions — Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as projects are implemented and are impacted by the level of software revenue.

•	Other — Other expenses consisted primarily of advertising, trade show, convention and related travel expenses and reflect our focus on identifying sales opportunities.
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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$4,306	$4,611	$(305)	(6.6)%
Stock based compensation	534	548	(14)	(2.6)%
Facility rent	810	841	(31)	(3.7)%
Outside services	1,921	1,728	193	11.2%
Taxes, licenses and permits	1,060	1,150	(90)	(7.8)%
Other	1,808	1,594	214	13.4%
Total general and administrative	$10,439	$10,472	$(33)	(0.3)%
FTEs	113	124	(11)	(8.9)%
As illustrated in the table above, general and administrative expenses for the three months ended June 30, 2016 were $10.4 million and remained relatively flat from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.3 million due to a decrease of 11 FTEs partially offset by a higher average salary per employee.

•	Outside services — Outside service expenses consisted primarily of costs associated with professional services related to financial reporting, taxes and internal control compliance.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted primarily of property, franchise, gross receipts and transactional taxes and are primarily impacted by our level of revenue and property and equipment base.

•	Other — Other expenses consisted primarily of bad debt, insurance, shipping costs, financial services, office rent and utilities.
Severance. We did not incur severance expense for the three months ended June 30, 2016, compared to $1.5 million for the same period in 2015. The decrease reflects a one-time charge primarily due to the departure of an executive in June 2015.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.2 million for the three months ended June 30, 2016 compared to $3.4 million for the same period in 2015. The decrease is primarily related to the timing of new pager purchases and fully depreciated purchases for the six months ended June 30, 2016 as compared to the same period in 2015.
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended June 30, 2016 was $2.3 million, a decrease of $0.2 million from the same period in 2015. The change in the effective income tax rate to 40.3% for the three months ended June 30, 2016 from 42.7% for the three months ended June 30, 2015 primarily reflects a reduction in deferred income tax rates and the effective rate on state income partially offset by an increase in the foreign tax differential which is caused by a difference between the US and foreign tax rates.

The following is the effective tax rate reconciliation for the three months ended June 30, 2016 and 2015, respectively:

	For the Three Months Ended June 30,
	2016		2015
	(Dollars in thousands)
Income before income tax expense	$5,785		$5,888
Income tax expense at the Federal statutory rate	$2,025	35.0%	$2,061	35.0%
State income taxes, net of Federal benefit	204	3.5%	250	4.2%
Foreign tax rate differential	64	1.1%	26	0.4%
Change in deferred income tax rates	—	—%	156	2.6%
Other, including permanent differences	41	0.7%	19	0.3%
Income tax expense	$2,334	40.3%	$2,512	42.7%
Statements of Income
Comparison of the Statements of Income for the Six Months Ended June 30, 2016 and 2015

	For the Six Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
Revenue:	(Dollars in thousands)
Wireless	$56,031	$60,912	$(4,881)	(8.0)%
Software	33,992	35,195	(1,203)	(3.4)%
Total	$90,023	$96,107	$(6,084)	(6.3)%
Selected operating expenses:
Cost of revenue	$15,528	$17,944	$(2,416)	(13.5)%
Service, rental and maintenance	22,612	22,260	352	1.6%
Selling and marketing	12,957	13,838	(881)	(6.4)%
General and administrative	20,949	21,473	(524)	(2.4)%
Severance	(3)	1,504	(1,507)	(100.2)%
Total	$72,043	$77,019	$(4,976)	(6.5)%
FTEs	597	608	(11)	(1.8)%
Active transmitters	4,184	4,290	(106)	(2.5)%
Revenue — Wireless
Our wireless revenue was $56.0 million and $60.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Paging revenue	$53,665	$58,273
Product and other revenue	2,366	2,639
Total wireless revenue	$56,031	$60,912

The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service As of June 30,			Revenue For the Six Months Ended June 30,			Change Due To:
	2016	2015	Change	2016	2015	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)			(Dollars in thousands)
Total	1,144	1,211	(67)	$53,665	58,273	$(4,608)	$(869)	$(3,739)
As previously discussed, wireless revenue is generally based upon the number of units in service and the monthly charge per unit. Demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service. As illustrated in the table above, a significant portion of the change is related to a reduction in overall units in service with the remainder attributable to a lower monthly charge per unit for the six months ended June 30, 2016 as compared to the same period for 2015.
Revenue — Software
Our software revenue was $34.0 million and $35.2 million for the six months ended June 30, 2016 and 2015, respectively, which consisted of operations revenue (from subscriptions, licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Subscription	$1,001	$817
License	3,284	5,606
Services	8,517	9,627
Equipment	2,979	2,675
Operations revenue	15,781	18,725
Maintenance revenue	18,211	16,470
Total software revenue	$33,992	$35,195
The decrease in operations revenue primarily reflects a decrease in the number and size of projects completed in the first half of 2016 as compared to the same period in 2015. Starting in late 2015, the Company began a reorganization of the sales staff and related sales territories, which realigned territories and replaced lower performing sales employees with new staff. The Company is unable to predict the impact of these changes on the amount and timing of its software operations revenue in 2016. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the six months ended June 30, 2016 and 2015 were in excess of 99%.
Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings decreased by 9.3% for the six months ended June 30, 2016, compared to the same period in 2015. As noted above, starting in late 2015, the Company undertook a reorganization of the sales staff and related sales territories. As part of that reorganization, the Company is replacing lower performing sales employees with new staff. The Company is unable to predict the impact of this reorganization on the level of its future software operations bookings.

Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Six Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$9,040	$8,431	$609	7.2%
Cost of sales	4,900	7,421	(2,521)	(34.0)%
Stock based compensation	107	68	39	57.4%
Other	1,481	2,024	(543)	(26.8)%
Total cost of revenue	$15,528	$17,944	$(2,416)	(13.5)%
FTEs	184	188	(4)	(2.1)%
As illustrated in the table above, cost of revenue for the six months ended June 30, 2016 was $15.5 million and decreased $2.4 million from the same period in 2015 primarily due to the following significant components and variances:

•	Payroll and related — The increase of $0.6 million in payroll and related expenses was due primarily to an increase in the average cost per employee partially offset by a decrease of 4 FTEs.

•
Cost of sales — The decrease of $2.5 million in cost of sales expenses was primarily due to a decrease in the sale of third party software for the period and less use of third party resources for software implementation related work. A one time charge of $0.8 million was incurred during the six months ended June 30, 2015 related to missing or obsolete inventory.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Six Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	10,197	9,207	990	10.8%
Site rent	$7,328	$7,549	$(221)	(2.9)%
Telecommunications	2,349	2,631	(282)	(10.7)%
Stock based compensation	116	58	58	100.0%
Other	2,622	2,815	(193)	(6.9)%
Total service, rental and maintenance	$22,612	$22,260	$352	1.6%
FTEs	175	156	19	12.2%
As illustrated in the table above, service, rental and maintenance expenses for the six months ended June 30, 2016 were $22.6 million and increased $0.4 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel, product development, product strategy and quality assurance personnel. Payroll and related expenses increased by $1.0 million for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015 due to an increase of 19 FTEs and an increase in the average salary paid per employee. The change in headcount relates to an increase in the number of product development and strategy personnel. Our research and development is included within service, rental and maintenance expenses. The Company is investing in the development of products in the areas of: (i) mobility, (ii) a unified software platform, (iii) nursing solutions and (iv) alerting. Based on this emphasis we expect the number of FTEs to increase in this area impacting future payroll and related expenses.

•
Site rent — The decrease of $0.2 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 2.5% from June 30, 2015 to June 30, 2016.

•
Telecommunications — The decrease of $0.3 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2016 and as we reduce telephone circuit inventory.

•
Other — Other expenses consisted primarily of repairs and maintenance and outside services and reflect management of these expenses to reflect the continued transition to support growth in software revenue.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Six Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$7,175	$7,648	$(473)	(6.2)%
Commissions	3,084	3,628	(544)	(15.0)%
Stock based compensation	123	102	21	20.6%
Other	2,575	2,460	115	4.7%
Total selling and marketing	$12,957	$13,838	$(881)	(6.4)%
FTEs	125	140	(15)	(10.7)%
As indicated in the table above, selling and marketing expenses for the six months ended June 30, 2016 were $13.0 million and decreased by $0.9 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related - The decrease of $0.5 million in payroll and related is primarily due to a decrease of 15 FTEs compared to the same period last year reflecting the reorganization of the sales staff, which includes the replacement of underperforming sales employees partially offset by higher average payroll and related expenses per FTE.

•
Commissions - Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as the projects are implemented and are impacted by the level of software operations revenue.

•	Other - Other expenses consisted primarily of advertising, trade show, convention and related travel expenses and reflect our focus on identifying sales opportunities.
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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Six Months Ended June 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$8,698	$9,490	$(792)	(8.3)%
Stock based compensation	1,022	877	145	16.5%
Facility rent	1,649	1,782	(133)	(7.5)%
Outside services	3,647	3,514	133	3.8%
Taxes, licenses and permits	2,115	2,275	(160)	(7.0)%
Other	3,818	3,535	283	8.0%
Total general and administrative	$20,949	$21,473	$(524)	(2.4)%
FTEs	113	124	(11)	(8.9)%
As illustrated in the table above, general and administrative expenses for the six months ended June 30, 2016 were $20.9 million and decreased by $0.5 million, or 2.4%, from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.8 million due to a decrease of 11 FTEs partially offset by higher average payroll and related expenses per employee.

•	Outside services — Outside service expenses consisted primarily of costs associated with professional services related to annual reporting, taxes and internal control compliance.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted primarily of property, franchise, gross receipts and transactional taxes and are primarily impacted by our level of revenue and property and equipment base.

•	Other — Other expenses consisted primarily of bad debt, insurance, shipping costs, financial services, office rent and utilities.
Severance. We did not incur severance expense for the six months ended June 30, 2016, compared to $1.5 million for the same period in 2015. The decrease reflects a one-time charge primarily due to the departure of an executive in June 2015.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $6.6 million for the six months ended June 30, 2016 compared to $7.2 million for the same period in 2015. The decrease is primarily related to the amortization of our acquired technology and non compete arrangements which were included for the full six months ended June 30, 2015 but were completely amortized during the six months ended June 30, 2016 and lower depreciation expense related to a lower level of pagers for the six months ended June 30, 2016.

Income Tax Expense
Income Tax Expense. Income tax expense for the six months ended June 30, 2016 was $5.0 million, a decrease of $0.1 million from the same period in 2015. The change in the effective income tax rate from 40.3% for the six months ended June 30, 2015 to 42.0% for the six months ended June 30, 2016 primarily reflects an increase in the foreign tax differential, which is caused by a difference between the US and foreign tax rates, and a slight increase in deferred income tax rates partially offset by a slight reduction in the effective rate on state income.
The following is the effective tax rate reconciliation for the six months ended June 30, 2016 and 2015, respectively:

	For the Six Months Ended June 30,
	2016		2015
	(Dollars in thousands)
Income before income tax expense	$11,888		$12,220
Income tax expense at the Federal statutory rate	$4,161	35.0%	$4,277	35.0%
State income taxes, net of Federal benefit	471	4.0%	519	4.2%
Foreign tax rate differential	177	1.5%	11	0.1%
Change in deferred income tax rates	94	0.8%	78	0.6%
Other, including permanent differences	90	0.8%	42	0.3%
Income tax expense	$4,993	42.0%	$4,927	40.3%
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2016, we had cash and cash equivalents of $117.1 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of June 30, 2016, our available cash on hand was $117.1 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2016, should be adequate to meet our anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change Between 2016 and 2015
	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities	$19,879	$25,496	$(5,617)
Net cash used in investing activities	(2,981)	(2,853)	(128)
Net cash used in financing activities	(11,135)	(13,369)	2,234
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities reflects the reclassification of $3.8 million to net cash used in financing activities associated with employee stock based compensation tax withholding. Excluding this reclassification, net cash provided by operating activities decreased $1.8 million for the six months ended June 30, 2016 compared to the same period in 2015 due primarily to an increase in accounts receivable.
Net Cash Used In Investing Activities. Net cash used in investing activities increased by $0.1 million for the six months ended June 30, 2016 compared to the same period in 2015 due primarily to lower sales of equipment for the six months ended June 30, 2015 which offset our purchase of property and equipment (primarily pagers).
Net Cash Used In Financing Activities. Net cash used in financing activities decreased by $2.2 million for the six months ended June 30, 2016 compared to the same period in 2015 driven by a $2.5 million increase in common stock repurchases partially offset by $0.9 million reduction in cash dividends paid during the period. Cash dividends were higher in the first quarter of 2015 primarily due to the payment of accumulated cash dividends earned on vested RSUs from the 2011 LTIP. The remaining offset was related to the early adoption of ASU 2016-09 and the reclassification of $3.8 million in employee stock based compensation for tax withholding purposes for the six months ended June 30, 2015 (See Note 4 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for further details regarding ASU No. 2016-09).
Future Cash Dividends to Stockholders. On July 27, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 19, 2016, and a payment date of September 9, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the then existing 2015 common stock repurchase program. See Note 12 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for further details of our common stock repurchase program for the six months ended June 30, 2016.
Other. For 2016, the Board of Directors currently intends to return a minimum of $21.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends based on current business and market conditions.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended June 30, 2016 and 2015 was approximately $4.5 million and $4.6 million, respectively; and for the six months ended June 30, 2016 and 2015 was approximately $9.0 million and $9.3 million, respectively.
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
Commitments and Contingencies. See Note 15 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for further discussion on our commitments and contingencies.

Related Party Transactions
See Note 14 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for a discussion regarding our related party transactions.
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
Non-GAAP Financial Measures
We use a non-GAAP financial measure as a key element in determining performance for purposes of incentive compensation under our annual Short-Term Incentive Plan ("STIP") and LTIP. That non-GAAP financial measure is operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment. (the Company defines EBITDA as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP). Purchases of property and equipment are also determined in accordance with GAAP. For purposes of STIP and LTIP performance, OCF was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$3,451	$3,376	$6,895	$7,293
Plus: Income tax expense	2,334	2,512	4,993	4,927
Less: Other income	(104)	(264)	(357)	(325)
Less: Interest income	(61)	(3)	(109)	(2)
Operating income	5,620	5,621	11,422	11,893
Plus: Depreciation, amortization and accretion	3,235	3,448	6,558	7,195
EBITDA (as defined by the Company)	8,855	9,069	17,980	19,088
Less: Purchases of property and equipment	(1,537)	(1,992)	(2,982)	(3,033)
OCF (as defined by the Company)	$7,318	$7,077	$14,998	$16,055

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of June 30, 2016, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2015 Annual Report have not materially changed during the quarter ended June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
				(Dollars in thousands)
Beginning Balance				$10,000
January 1 through January 31, 2016	152,198	$16.53	152,198	7,484
February 1 through February 29, 2016	101,736	17.24	101,736	5,730
March 1 through March 31, 2016	37,927	16.44	37,927	5,107
April 1 through April 30, 2016	31,468	16.40	31,468	4,591
May 1 through May 31, 2016	34,323	16.37	34,323	4,029
June 1 through June 30, 2016	—	—	—	4,029
Total	357,652	$16.69	357,652
(1) In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016, and reset the repurchase authority to $10.0 million as of January 4, 2016.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 28, 2016(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 28, 2016(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 28, 2016(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 28, 2016(2)

(1)	Filed herewith.

(2)	Furnished herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

SPOK HOLDINGS, INC.

Dated: July 28, 2016	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 28, 2016(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 28, 2016(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 28, 2016(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 28, 2016(2)

(1)	Filed herewith.

(2)	Furnished herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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