Form 10-Q
period 2016-09-30
Spok Holdings, Inc
filed 2016-10-27
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,538,372 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of October 21, 2016.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(In thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,461	$111,332
Accounts receivable (less allowances of $1,194 and $1,286, respectively)	23,382	22,638
Prepaid expenses and other	4,293	5,352
Inventory	2,100	2,291
Total current assets	152,236	141,613
Property and equipment, net	13,672	15,386
Goodwill	133,031	133,031
Other intangible assets, net	11,810	14,964
Deferred income tax assets (less valuation allowance of $0 and $45,777, respectively)	77,795	83,983
Other assets	2,588	1,445
TOTAL ASSETS	$391,132	$390,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,238	$9,247
Accrued compensation and benefits	11,471	10,864
Deferred revenue	30,183	27,045
Total current liabilities	48,892	47,156
Deferred revenue	712	741
Other long-term liabilities	9,074	8,972
TOTAL LIABILITIES	58,678	56,869
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	106,342	110,435
Retained earnings	226,110	223,116
TOTAL STOCKHOLDERS’ EQUITY	332,454	333,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,132	$390,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited and in thousands except share and per share amounts)
Revenue:
Wireless	$27,024	$29,375	$83,055	$90,287
Software	18,331	16,806	52,322	52,002
Total revenue	45,355	46,181	135,377	142,289
Operating expenses:
Cost of revenue	7,639	7,871	23,167	25,816
Service, rental and maintenance	11,898	11,117	34,510	33,376
Selling and marketing	5,955	6,572	18,912	20,409
General and administrative	10,593	10,410	31,542	31,883
Severance	12	141	9	1,645
Depreciation, amortization and accretion	3,229	3,413	9,787	10,608
Total operating expenses	39,326	39,524	117,927	123,737
Operating income	6,029	6,657	17,450	18,552
Interest income	67	1	176	3
Other income	85	784	443	1,110
Income before income tax expense	6,181	7,442	18,069	19,665
Income tax expense	(2,123)	(3,222)	(7,116)	(8,150)
Net income	$4,058	$4,220	$10,953	$11,515
Basic net income per common share	$0.20	$0.20	$0.53	$0.53
Diluted net income per common share	$0.20	$0.20	$0.53	$0.53
Basic weighted average common shares outstanding	20,517,419	21,301,311	20,581,586	21,623,612
Diluted weighted average common shares outstanding	20,532,345	21,315,685	20,596,050	21,638,973
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited and in thousands)
Cash flows provided by operating activities:
Net income	$10,953	$11,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	9,787	10,608
Deferred income tax expense	6,188	6,989
Amortization of stock based compensation	2,067	1,497
Provision for doubtful accounts, service credits and other	645	1,040
Adjustment of non-cash transaction taxes	(214)	(530)
(Gain) Loss on disposals of property and equipment	3	(794)
Changes in assets and liabilities:
Accounts receivable	(1,389)	1,896
Prepaid expenses and other assets	27	1,878
Accounts payable, accrued liabilities and accrued compensation and benefits	(1,402)	(4,621)
Deferred revenue	3,109	4,002
Other long-term liabilities	(336)	45
Net cash provided by operating activities	29,438	33,525
Cash flows used in investing activities:
Purchase of property and equipment	(4,378)	(4,450)
Proceeds from disposals of property and equipment	1	807
Net cash used in investing activities	(4,377)	(3,643)
Cash flows used in financing activities:
Cash dividends to stockholders	(7,718)	(8,739)
Purchase of common stock (including commissions)	(6,214)	(11,804)
Employee stock based compensation tax withholding	—	(3,825)
Net cash used in financing activities	(13,932)	(24,368)
Net increase in cash and cash equivalents	11,129	5,514
Cash and cash equivalents, beginning of period	111,332	107,869
Cash and cash equivalents, end of period	$122,461	$113,383
Supplemental disclosure:
Income taxes paid	$681	$1,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Business — Spok Holdings, Inc. and its subsidiaries (collectively, "we," "Spok," or "the Company"), through our indirect wholly-owned subsidiary, Spok, Inc., is a comprehensive provider of critical communication solutions for enterprises. We are a leader in critical communication for healthcare, government, public safety and other industries. We deliver smart, reliable solutions to help protect the health, well-being and safety of people primarily in the United States. Organizations rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable of addressing a customer's mission critical communications needs.
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
The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2015, is unaudited. The condensed consolidated balance sheet at December 31, 2015 has been derived from, but does not include, all the disclosures contained in the audited consolidated financial statements as of and for the year ended December 31, 2015. In management’s opinion, our unaudited condensed consolidated statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature (except for the reduction of deferred tax assets and related valuation allowance described in Note 13).
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
(4) Recent and New Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since this ASU was issued, the FASB has issued several updates including ASU No. 2015-14 in July 2015 which delayed the effective date, ASU No. 2016-08 in March 2016 which updated guidance related to principal versus agent considerations, ASU No. 2016-10 in April 2016 which updated guidance related to the identification of performance obligations and ASU No. 2016-12 in May 2016 which updated guidance related to scope improvements and practical expedients. The effective date is January 1, 2018, and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.
ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have completed our review of the acceptable transition methods and have selected the modified retrospective approach. We believe the modified retrospective approach will likely impact both deferred revenue and retained earnings in our 2018 consolidated financial statements. We continue to evaluate the potential impact from this ASU on our consolidated financial statements to assess whether any related impact will be material.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(5) Inventory — Inventory of $2.1 million and $2.3 million at September 30, 2016 and December 31, 2015, respectively, consisted of third-party hardware and software held for resale. We value our inventory based on the lower of cost (determined using the first-in, first-out method) or current market value.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Depreciation, Amortization and Accretion — The total depreciation, amortization and accretion expenses related primarily to property and equipment, amortizable intangible assets, and asset retirement obligations. For the three months ended September 30, 2016 and 2015 total depreciation, amortization and accretion expenses were $3.2 million and $3.4 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $9.8 million and $10.6 million, respectively. The consolidated expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in Thousands)
Depreciation Expense	$2,066	$2,127	$6,167	$6,496
Amortization Expense	1,007	1,120	3,153	3,615
Accretion Expense	156	166	467	497
Total	$3,229	$3,413	$9,787	$10,608

(7) Goodwill and Amortizable Intangible Assets — Goodwill at September 30, 2016 and December 31, 2015 was $133.0 million. Goodwill is evaluated in the fourth quarter of each year and when events or circumstances suggest a potential impairment has occurred. There were no triggering events, as of September 30, 2016, which would indicate impairment.
Amortizable intangible assets at September 30, 2016 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom Software, Inc. in 2011 and IMCO Technologies Corporation in 2012. Such intangibles are being amortized over periods ranging from two to ten years. The net consolidated balance of amortizable intangible assets consisted of the following:

		September 30, 2016
	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
		(Dollars in thousands)
Customer relationships	10	$25,002	$(13,960)	$11,042
Acquired technology	2 - 4	8,454	(8,454)	—
Non-compete agreements	3 - 5	2,370	(2,370)	—
Trademarks	6	5,754	(4,986)	768
Total amortizable intangible assets		$41,580	$(29,770)	$11,810
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the three months ending December 31, 2016	$1,007
For the year ending December 31:
2017	2,886
2018	2,500
2019	2,500
2020	2,500
Thereafter	417
Total amortizable intangible assets	$11,810

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Accounts Payable and Accrued Liabilities — Accounts payable and accrued liabilities were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Accounts payable	$1,584	$2,121
Accrued network costs	797	917
Accrued taxes	3,140	3,465
Accrued outside services	645	1,171
Accrued other	1,072	1,573
Total accounts payable and accrued liabilities	$7,238	$9,247
Accrued taxes are based on our estimate of outstanding state and local taxes. This balance includes a combination of income and transactional taxes and may be adjusted in the future as we settle with various taxing jurisdictions.
(9) Asset Retirement Obligations — We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists.
At January 1, 2016, we had recognized cumulative asset retirement costs of $3.6 million. During 2016, we have recorded nominal charges and as a result, the total cumulative asset retirement cost remains $3.6 million at September 30, 2016. The asset retirement cost additions during the nine months ended September 30, 2016 increased paging equipment assets and are being depreciated over the related estimated lives of 51 to 60 months. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at an estimated future terminal date.
The components of the changes in the asset retirement obligation liabilities were:

	Short-Term Portion	Long-Term Portion	Total
	(Dollars in thousands)
Balance at January 1, 2016	$296	$7,543	$7,839
Accretion	27	440	467
Amounts Paid	(192)	—	(192)
Asset additions recorded, net	—	23	23
Reclassifications	116	(116)	—
Balance at September 30, 2016	$247	$7,890	$8,137
The balances above were included within accounts payable and accrued liabilities and other long-term liabilities, respectively, at September 30, 2016.
(10) Deferred Revenue — Deferred revenue at September 30, 2016 was $30.2 million for the current portion and $0.7 million for the non-current portion. Deferred revenue at December 31, 2015 was $27.0 million for the current portion and $0.7 million for the non-current portion. Our deferred revenue balance represents the contractual obligation for maintenance, software license, professional services and wireless services for which the revenue recognition criteria has not yet been met. We will recognize revenue when the service or software license is provided or the delivery otherwise meets our revenue recognition criteria.
(11) Accrued Compensation and Benefits — Accrued compensation and benefits was $11.5 million at September 30, 2016 and $10.9 million at December 31, 2015. The increase of $0.6 million is primarily due to the timing of payroll payments for the period ending September 30, 2016 as compared to the same period ending December 31, 2015.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Stockholders’ Equity and Stock Based Compensation — Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
Changes in Stockholders’ Equity. Changes in stockholders’ equity for the nine months ended September 30, 2016 consisted of:

(Dollars in thousands)
Balance at January 1, 2016	$333,553
Net income for the nine months ended September 30, 2016	10,953
Cash dividends declared	(7,893)
Amortization of stock based compensation	2,067
Common stock repurchase program	(6,214)
Other	(12)
Balance at September 30, 2016	$332,454
General. At September 30, 2016 and December 31, 2015, there were 20,532,338 and 20,886,261 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
2015 LTIP. On December 9, 2014, our Board of Directors adopted an LTIP (which provides for a 36 month vesting period) that included a stock component in the form of restricted stock units ("RSUs"). Under this incentive program, RSUs will be granted to eligible employees annually and each annual grant will generally vest over a three year service period. Each annual grant includes performance metrics required to be met for vesting purposes, as established by the Board of Directors. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2015 LTIP) or on or after the third business day following the day that we file the Annual Report on Form 10-K with the SEC for the grant's final vesting year, but in no event later than December 31 of the year following the vesting date if the pre-established performance conditions are achieved. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.
On January 2, 2015, our Board of Directors granted 254,777 RSUs with a grant date fair value of $4.4 million. On January 28, 2016 our Board of Directors issued a second grant of 227,082 RSUs with a grant date fair value of $3.8 million. An additional 7,629 RSUs were granted to eligible employees who joined the Company during the nine months ended September 30, 2016. All issuances were made to eligible employees under the 2012 Equity Incentive Award Plan (the "2012 Equity Plan") for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement. Eligible employees have the opportunity to earn RSUs based upon continued employment with the Company and the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the 2015-2017 performance period”) for the 2015 grant and the period of January 1, 2016 through December 31, 2018 ("the 2016-2018 performance period") for the 2016 grant, respectively. A total of $1.7 million was included in stock based compensation expense for the nine months ended September 30, 2016 relating to grants issued under the 2015 LTIP.
The following table summarizes the activities under the 2012 Equity Plan from January 1, 2016 through September 30, 2016:

Activity
Total equity securities available at January 1, 2016	1,483,235
Less: 2015 LTIP RSU's awarded to eligible employees, net of forfeitures	213,955
Less: Restricted shares of common stock ("restricted stock") awarded to non-executive members of the Board of Directors	17,615
Total equity securities available at September 30, 2016	1,251,665

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the nine months ended September 30, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2016	242,468	$17.35
Granted	234,711	16.83
Vested	—	—
Forfeited	(20,756)	17.05
Non-vested RSUs at September 30, 2016	456,423	$17.10	$4,843	21
2016 ESPP. On July 25, 2016 our stockholders approved the registration with the SEC of 250,000 shares of common stock, to be issued from time to time in connection with purchases under the Spok Holdings, Inc. 2016 Employee Stock Purchase Plan ("2016 ESPP"). Shares were first offered for purchase under the 2016 ESPP during the third quarter of 2016. Under the 2016 ESPP, eligible participants can voluntarily elect to have contributions withheld from their pay for the duration of an offering period, subject to the 2016 ESPP limits. At the end of an offering period, contributions will be used to purchase the Company's common stock at a discount to the market price based on the first or last day of the offering period, whichever is lower. Participants are required to hold common stock for a minimum period of two years from the grant date. Participants will begin earning dividends on shares after the purchase date. Each offering period will generally last for no longer than six months. Once an offering period begins, participants cannot adjust their withholding amount. If a participant chooses to withdraw, any previously withheld funds will be returned to the participant, with no stock purchased, and that participant will be eligible to participate in the 2016 ESPP at the next offering period. If the participant terminates employment with the Company during the offering period, all contributions will be returned to the employee and no stock will be purchased at a discounted rate.
We use the Black-Scholes model to calculate the fair value of the options to purchase common stock, under the 2016 ESPP, at the grant date due to the look back feature included in the 2016 ESPP. The look back feature allows for the purchase of common stock at a discount based on the price at the time of grant or purchase date, whichever is lower. The Black-Scholes model requires the use of estimates for the expected term, the expected volatility of the underlying common stock over the expected term, the risk-free interest rate and the expected dividend payment. The fair value of the discount is the difference between the fair value of the underlying stock price at grant date and the discounted purchase price at grant date. The fair value of the look back feature is estimated to be a call option at the discounted rate combined with a put option on one minus the discounted rate where the discounted rate is equal to the discount being offered to participants under the 2016 ESPP. The fair value of the options to purchase common stock under the 2016 ESPP is the combination of the fair value of the discount and the fair value of the look back feature.
We base the risk-free rate for the expected term on the U.S. Treasury Rate as of the grant date. The expected term is equal to the required holding period of two years. The volatility for our common stock was estimated based on the standard deviation of monthly variances in stock price using a rolling three year history of the Company's stock price. Because the expected term includes a period for which a participant earns (the two year holding period less the offering period) and does not earn dividends (the offering period) our fair value is equal to the sum of the Black-Scholes model amount, run for the non-dividend yielding period, plus the Black Scholes model amount, run for the dividend yielding period (for which the total period is equal to the expected term). We use the discrete dividend yield method due to our consistent and routine history of paying dividends. The following assumptions were used for each respective period for employee stock-based compensation related to the 2016 ESPP:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Expected term (in years)	2.00	—	2.00	—
Volatility	7.89%	—	7.89%	—
Risk-free interest rate	0.34% - 0.78%	—	0.34% - 0.78%	—
Dividend payment	$0.125	—	$0.125	$—

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2016 the initial offering period was still open and employees had not yet purchased any common stock. The following table summarizes the activities under the ESPP from January 1, 2016 through September 30, 2016:

Activity
Total ESPP equity securities available at January 1, 2016	—
Plus: Registration of 2016 ESPP	250,000
Less: 2016 ESPP common stock purchased by eligible employees, net	—
Total 2016 ESPP securities available at September 30, 2016	250,000
Amounts withheld from participants will be classified as a liability on the balance sheet until funds are used to purchase shares. This liability amount is immaterial to the overall financial statements.
Stock Based Compensation. We record all stock-based awards, which consist of RSUs, restricted stock and the option to purchase common stock under the ESPP, at fair value as of the grant date. Stock based compensation expense is recognized based on a straight-line amortization basis over the respective service period. Forfeitures and withdrawals are accounted for on an as incurred basis. The following table reflects the items for stock based compensation expense on the condensed consolidated statements of income for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Operating Expense Category	2016	2015	2016	2015
	(Dollars in thousands)
Cost of revenue (LTIP)	$57	$33	$164	$101
Service, rental and maintenance (LTIP)	61	29	177	86
Selling and marketing (LTIP)	75	16	198	118
General and administrative (LTIP)	391	223	1,198	914
General and administrative (ESPP)	9	—	9	—
General and administrative (Board of Directors Restricted Stock)	107	93	321	278
Total stock based compensation expense	$700	$394	$2,067	$1,497
The increase in stock based compensation expense during the nine months ended September 30, 2016, compared to the same period in 2015, was due primarily to the January 2016 RSU grant under the 2015 LTIP. Each grant is amortized over the corresponding three year service period beginning in the year of issuance.
Cash Dividends to Stockholders. The following table details our cash dividend payments made in 2016. Cash dividends paid as disclosed in the condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 include previously declared cash dividends on shares of vested restricted stock issued to our non-executive directors and dividends related to vested RSUs issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
February 24	March 18	March 30	$0.125	$2,580
April 27	May 23	June 24	0.125	2,570
July 27	August 16	September 9	0.125	2,568
	Total		$0.375	$7,718
(1) The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future Cash Dividends to Stockholders. On October 26, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 18, 2016, and a payment date of December 9, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the existing common stock repurchase program. The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
				(Dollars in thousands)
Beginning Balance				$10,000
January 1 through January 31, 2016	152,198	$16.53	152,198	7,484
February 1 through February 29, 2016	101,736	17.24	101,736	5,730
March 1 through March 31, 2016	37,927	16.44	37,927	5,107
April 1 through April 30, 2016	31,468	16.40	31,468	4,591
May 1 through May 31, 2016	34,323	16.37	34,323	4,029
June 1 through June 30, 2016	—	—	—	4,029
July 1 through July 31, 2016	—	—	—	4,029
August 1 through August 31, 2016	3,800	16.44	3,800	3,967
September 1 through September 30, 2016	10,084	16.46	10,084	3,801
Total	371,536	$16.68	371,536
(1) In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016, and reset the repurchase authority to $10.0 million as of January 4, 2016.
Additional Paid-in Capital. For the nine months ended September 30, 2016, additional paid-in capital decreased by $4.1 million to $106.3 million at September 30, 2016 from $110.4 million at December 31, 2015. The decrease in the nine months ended September 30, 2016 was due primarily to the repurchase of shares of common stock under the current stock repurchase program offset by the issuance of additional grants under the 2015 LTIP.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income per Common Share. Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock and RSUs, which are treated as contingently issuable shares, using the “treasury stock” method. The Company has determined, based on the provisions of the 2015 LTIP, that unvested RSUs do not currently meet, nor have they met since issuance, the criteria to be considered dilutive. Therefore we have excluded them from the calculation of both diluted net income per common share as well as the diluted weighted average shares of common stock and common stock equivalents for the three and nine months ending September 30, 2016 and removed them from the comparative three and nine months ending September 30, 2015. This correction is immaterial to our financial statements and corresponding disclosures. The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share and per share amounts)
Net income	$4,058	$4,220	$10,953	$11,515
Weighted average shares of common stock outstanding	20,517,419	21,301,311	20,581,586	21,623,612
Dilutive effect of restricted stock, RSUs and the ESPP	14,926	14,374	14,464	15,361
Weighted average shares of common stock and common stock equivalents	20,532,345	21,315,685	20,596,050	21,638,973
Net income per common share
Basic	$0.20	$0.20	$0.53	$0.53
Diluted	$0.20	$0.20	$0.53	$0.53

(13) Income Taxes — Spok files a consolidated U.S. Federal income tax return and income tax returns in various state, local and foreign jurisdictions as required.
At September 30, 2016, we had total deferred income tax assets ("DTAs") of $77.8 million and no valuation allowance. This reflects a change from the December 31, 2015 balance of deferred income tax assets of $129.8 million and a valuation allowance of $45.8 million resulting in an estimated recoverable amount of $84.0 million. The change from December 31, 2015 to September 30, 2016 reflects the expected usage of the deferred income tax assets to offset expected 2016 taxable income, changes in tax rates and a write off of our valuation allowance of $45.8 million against DTAs of the same amount as explained below.
During the three months ended September 30, 2016, the US Court of Appeals for the Second Circuit affirmed a Tax Court Decision, unrelated to Spok, regarding the allocation of cancellation of debt income to tax attributes for a company that filed a Federal consolidated income tax return. This impacted the ultimate realization of certain of our net operating loss ("NOL") carryovers. Therefore, during the three months ended September 30, 2016, we wrote off our valuation allowance of $45.8 million against the impacted NOL DTAs. This had no impact on our income tax provision or net income.
We consider both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the DTAs will be realized in the future. During the fourth quarter of each year, we prepare a multi-year forecast of taxable income for our operations which assists in analyzing the recoverability of our DTAs.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, the effect of changes to the DTA valuation allowance, permanent differences between book and taxable income and certain discrete items.
As of September 30, 2016, approximately 85% of our DTAs of $77.8 million relate to NOL carry forwards available to offset future taxable income. We no longer have an annual Section 382 limitation on our remaining NOLs.

(14) Related Party Transactions — A member of our Board of Directors also serves as a Director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2016 and 2015, we incurred site rent expenses of $1.0 million, and for the nine months ended September 30, 2016 and 2015, we incurred site rent expenses of $2.9 million and

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million, respectively, from the entity on which the individual serves as a Director. Site rent expenses are included in service, rental and maintenance expenses.
(15) Commitments and Contingencies — There have been no material changes during the nine months ended September 30, 2016 to the commitments and contingencies previously reported in the 2015 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, "we,"“Spok,” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
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
Spok, acting through its indirect wholly-owned operating subsidiary, Spok, Inc., delivers smart, reliable solutions to help protect the health, well-being and safety of people primarily in the United States. Organizations rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. When critical communications matter, Spok delivers.
Business
See Note 1 to our Unaudited Notes to Condensed Consolidated Financial Statements of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report") and "Item 1. Business" of Part I of the 2015 Annual Report, which describes our business in further detail.
Revenue
We offer a suite of unified critical communication solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety response.
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

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement. For the nine months ended September 30, 2016 and 2015, wireless revenue represented approximately 60% and 64%, respectively and software revenue represented approximately 40% and 36%, respectively of our consolidated revenue.
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

	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$20,247	$11,094	$31,341	69.1%	$21,143	$10,667	$31,810	68.9%
Government	1,658	1,964	3,622	8.0%	1,986	1,976	3,962	8.6%
Large Enterprise	2,303	726	3,029	6.7%	2,808	947	3,755	8.1%
Other(1)	2,816	4,547	7,363	16.2%	3,438	3,216	6,654	14.4%
Total	$27,024	$18,331	$45,355	100.0%	$29,375	$16,806	$46,181	100.0%
(1) Other includes hospitality, resort, indirect and billable travel revenue.

	For the Nine Months Ended September 30, 2016				For the Nine Months Ended September 30, 2015
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
				(Dollars in thousands)
Healthcare	$61,788	$32,550	$94,338	69.7%	$64,259	$32,132	$96,391	67.7%
Government	5,245	5,837	11,082	8.2%	6,086	7,285	13,371	9.4%
Large Enterprise	7,272	2,468	9,740	7.2%	8,873	2,092	10,965	7.7%
Other (1)	8,750	11,467	20,217	14.9%	11,069	10,493	21,562	15.2%
Total	83,055	52,322	135,377	100.0%	90,287	52,002	142,289	100.0%
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
•Service, rental and maintenance. These are expenses associated with the operation of our paging networks and the development of our software. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering, pager repair functions and development of our software products.
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
We review the percentages of operating expenses to revenue on a regular basis. Even though the operating expenses are classified as previously described, expense control and management are also performed by expense category. Approximately 65% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three and nine months ended September 30, 2016 and 2015.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We had 598 full-time equivalent employees (“FTEs”) at September 30, 2016, a decrease of 1.2% from 605 FTEs at September 30, 2015.
We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.6% to 4,164 active transmitters at September 30, 2016 from 4,277 active transmitters at September 30, 2015.
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

Statements of Income
Comparison of the Statements of Income for the Three Months Ended September 30, 2016 and 2015

	For the Three Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
Revenue:	(Dollars in thousands)
Wireless	$27,024	$29,375	$(2,351)	(8.0)%
Software	18,331	16,806	1,525	9.1%
Total	$45,355	$46,181	$(826)	(1.8)%
Selected operating expenses:
Cost of revenue	$7,639	$7,871	$(232)	(2.9)%
Service, rental and maintenance	11,898	11,117	781	7.0%
Selling and marketing	5,955	6,572	(617)	(9.4)%
General and administrative	10,593	10,410	183	1.8%
Severance	12	141	(129)	(91.5)%
Total	$36,097	$36,111	$(14)	—%
FTEs	598	605	(7)	(1.2)%
Active transmitters	4,164	4,277	(113)	(2.6)%
Revenue — Wireless
Our wireless revenue was $27.0 million and $29.4 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Paging revenue	$25,944	$28,196
Product and other revenue	1,080	1,179
Total wireless revenue	$27,024	$29,375
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

The following table sets forth information on our units in service by account size at specified dates:

	As of September 30, 2016		As of June 30, 2016		As of September 30, 2015
Account Size	Units	% of Total	Units	% of Total	Units	% of Total
	(Units in thousands)
1 to 100 Units(1)	110	9.8%	114	10.0%	128	10.7%
101 to 1000 Units(1)	222	19.8%	228	19.9%	250	21.0%
> 1000 Units(1)	792	70.4%	802	70.1%	814	68.3%
Total units in service(1)	1,124	100.0%	1,144	100.0%	1,192	100.0%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on the net disconnect rate by account size for our customers for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2016	June 30, 2016	September 30, 2015
1 to 100 Units	(3.5)%	(4.0)%	(4.4)%
101 to 1000 Units	(2.6)%	(4.0)%	(2.4)%
> 1000 Units	(1.2)%	0.6%	(0.8)%
Total net unit loss %	(1.7)%	(0.8)%	(1.5)%

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
The following table sets forth information on ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2016	June 30, 2016	September 30, 2015
1 to 100 Units	$12.34	$12.48	$12.49
101 to 1000 Units	8.64	8.65	8.69
> 1000 Units	6.68	6.75	6.80
Total ARPU	$7.63	$7.71	$7.82

(1)	All figures presented include both direct and indirect units in service
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future annual revenue to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended September 30, 2016 from the quarter ended September 30, 2015 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU will trend lower for the remainder of 2016. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service As of September 30,			Revenue For the Three Months Ended September 30,			Change Due To:
	2016	2015	Change	2016	2015	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)			(Dollars in thousands)
Total	1,124	1,192	(68)	$25,944	$28,196	$(2,252)	$(601)	$(1,651)

As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
Our software revenue was $18.3 million and $16.8 million for the three months ended September 30, 2016 and 2015, respectively, which consisted of operations revenue (from subscriptions, licenses, professional services and equipment sales) and maintenance revenue. The table below details the components of software revenue for the periods stated:

	For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Subscription	$560	$392
License	1,842	1,457
Services	5,578	4,600
Equipment	1,091	1,434
Operations revenue	9,071	7,883
Maintenance revenue	9,260	8,923
Total software revenue	$18,331	$16,806
The increase in operations revenue primarily reflects an increase in the number and size of projects completed in the third quarter of 2016 as compared to the same period in 2015. Starting in late 2015, the Company began a reorganization of the sales staff and related sales territories, which realigned territories and replaced lower performing sales employees with new staff. The Company is unable to predict the impact of these changes on the amount and timing of its software operations revenue for the foreseeable future. While the year-over-year results for the quarter were positive, mainly due to a handful of large projects which were completed during the period, we believe the year to date results are a better indicator of the sales reorganization impact on operational revenues. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the three months ended September 30, 2016 and 2015 were in excess of 99%.
Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals of existing solutions. These contractual arrangements are reported as bookings and represent future revenue. While overall bookings increased by 11.4% for the three months ended September 30, 2016, compared to the same period in 2015, operations bookings decreased by 8.7%. As noted above, starting in late 2015, the Company undertook a reorganization of the sales staff and related sales territories. As part of that reorganization, the Company is replacing lower performing sales employees with new staff. The Company is unable to predict the impact of this reorganization on the level and timing of future software operations bookings. The Company is also migrating its sales focus from individual software solutions to its integrated solution portfolio. The change in sales focus has impacted bookings as the focus on the integrated solution portfolio requires a longer sales cycle to achieve completion. The maintenance bookings continue to reflect a strong renewal rate in excess of 99%. Maintenance bookings increased by 36.3% for the three months ended September 30, 2016, compared to the same period in 2015.
The following table summarizes total bookings for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Bookings	2016	2015	2016	2015
	(Dollars in thousands)
Operations and new maintenance orders	$8,469	$9,271	$24,274	$28,621
Maintenance and subscription renewals	10,190	7,475	29,555	26,893
Total bookings	$18,659	$16,746	$53,829	$55,514

We reported a software backlog of $38.8 million at September 30, 2016, which represented all orders received from customers not yet recognized as revenue. We continually review our backlog and adjust the balance to reflect expected amount and timing of customer implementations.

Backlog	(Dollars in thousands)

Beginning balance at July 1, 2016	$39,475
Operations bookings	8,469
Maintenance and subscription renewals	10,190
Available backlog	$58,134
Operations revenue	(9,071)
Maintenance revenue	(9,260)
Other(1)	(991)
Total backlog at September 30, 2016	$38,812

(1)	Other reflects cancellations and other adjustments to backlog.
Operating Expenses — Consolidated
The following is a review of our operating expense categories for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$4,468	$4,277	$191	4.5%
Cost of sales	2,480	2,549	(69)	(2.7)%
Stock based compensation	57	33	24	72.7%
Other	634	1,012	(378)	(37.4)%
Total cost of revenue	$7,639	$7,871	$(232)	(2.9)%
FTEs	185	189	(4)	(2.1)%
As illustrated in the table above, cost of revenue for the three months ended September 30, 2016 was $7.6 million and decreased $0.2 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for maintenance, support and service personnel. The increase of $0.2 million in payroll and related expenses was due primarily to an increase in the average cost per employee partially offset by a decrease of 4 FTEs.

•	Cost of sales — Cost of sales consisted primarily of third party software, use of third party resources for software implementation related work, inventory and maintenance of third party products.

•
Other — Other expenses consisted primarily of repairs and maintenance, shipping, outside services and travel costs. The decrease in other expenses was related primarily to a decrease in repairs and maintenance of $0.1 million, shipping and various supplies of $0.1 million and the remaining $0.2 million attributable to a decrease in travel costs and outside services.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$5,582	$4,613	$969	21.0%
Site rent	3,626	3,763	(137)	(3.6)%
Telecommunications	1,162	1,392	(230)	(16.5)%
Stock based compensation	61	29	32	110.3%
Other	1,467	1,320	147	11.1%
Total service, rental and maintenance	$11,898	$11,117	$781	7.0%
FTEs	182	156	26	16.7%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended September 30, 2016 were $11.9 million and increased $0.8 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel, product development, product strategy and quality assurance personnel. Payroll and related expenses increased by $1.0 million for the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015 due to an increase of 26 FTEs and an increase in the average salary paid per employee. The change in headcount relates to an increase in the number of product development and strategy personnel. Our research and development is included within service, rental and maintenance expenses. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions and 4) alerting. The Company plans to continue to increase its staffing to support its integrated solution portfolio. This increase in staffing will impact margins as the benefits from this development will not be immediately realized. Based on this emphasis we expect the number of FTEs to increase in this area impacting future payroll and related expenses.

•
Site rent — The decrease of $0.1 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 2.6% from September 30, 2015 to September 30, 2016.

•
Telecommunications — The decrease of $0.2 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2016, and as we reduce telephone circuit inventory.

•
Other — Other expenses consisted primarily of repairs and maintenance and outside services and includes management of these expenses to reflect the continued transition to support the growth in software revenue.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$3,502	$3,664	$(162)	(4.4)%
Commissions	1,317	1,858	(541)	(29.1)%
Stock based compensation	75	16	59	368.8%
Other	1,061	1,034	27	2.6%
Total selling and marketing	$5,955	$6,572	$(617)	(9.4)%
FTEs	120	138	(18)	(13.0)%
As illustrated in the table above, selling and marketing expenses for the three months ended September 30, 2016 were $6.0 million and decreased $0.6 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for sales and marketing personnel. The decrease of $0.2 million in payroll and related is primarily due to a decrease of 18 FTEs compared to the same period last year reflecting the reorganization of the sales staff, which includes the replacement of underperforming sales employees partially offset by higher average payroll and related expenses per FTE.

•
Commissions — Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as projects are implemented and are impacted by the level of software operations revenue. The decrease of $0.5 million in commissions is primarily due to lower operations bookings compared to the same period in the prior year as well as a change to our commissions structure.

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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$4,142	$4,320	$(178)	(4.1)%
Stock based compensation	507	316	191	60.4%
Facility rent	848	868	(20)	(2.3)%
Outside services	1,946	1,864	82	4.4%
Taxes, licenses and permits	1,164	1,068	96	9.0%
Other	1,986	1,974	12	0.6%
Total general and administrative	$10,593	$10,410	$183	1.8%
FTEs	111	122	(11)	(9.0)%
As illustrated in the table above, general and administrative expenses for the three months ended September 30, 2016 were $10.6 million and increased $0.2 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $0.2 million due to a decrease of 11 FTEs partially offset by a higher average salary per employee.

•
Stock based compensation — Stock based compensation increased primarily due to the issuance of the 2016 grants under the 2015 LTIP (see Note 12 to our Unaudited Notes to Condensed Consolidated Financial Statements of Part I of this Quarterly Report).

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
Severance. We incurred an immaterial amount of severance expense for the three months ended September 30, 2016, compared to $0.1 million for the same period in 2015.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.2 million for the three months ended September 30, 2016 compared to $3.4 million for the same period in 2015. The decrease is primarily related to the timing of new pager purchases and fully depreciated purchases for the nine months ended September 30, 2016 as compared to the same period in 2015.

Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended September 30, 2016 was $2.1 million, a decrease of $1.1 million from the same period in 2015. The change in the effective income tax rate to 34.3% for the three months ended September 30, 2016 from 43.3% for the three months ended September 30, 2015 primarily reflects a decrease in income before income tax expense and a decrease in the effective foreign tax expense.
The following is the effective tax rate reconciliation for the three months ended September 30, 2016 and 2015, respectively:

	For the Three Months Ended September 30,
	2016		2015
	(Dollars in thousands)
Income before income tax expense	$6,181		$7,442
Income tax expense at the Federal statutory rate	$2,163	35.0%	$2,605	35.0%
State income taxes, net of Federal benefit	229	3.7%	254	3.4%
Foreign tax rate differential	(210)	(3.4)%	128	1.7%
Change in deferred income tax rates	—	—%	218	2.9%
Other, including permanent differences	(59)	(1.0)%	17	0.2%
Income tax expense	$2,123	34.3%	$3,222	43.3%
Statements of Income
Comparison of the Statements of Income for the Nine Months Ended September 30, 2016 and 2015

	For the Nine Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
Revenue:	(Dollars in thousands)
Wireless	$83,055	$90,287	$(7,232)	(8.0)%
Software	52,322	52,002	320	0.6%
Total	$135,377	$142,289	$(6,912)	(4.9)%
Selected operating expenses:
Cost of revenue	$23,167	$25,816	$(2,649)	(10.3)%
Service, rental and maintenance	34,510	33,376	1,134	3.4%
Selling and marketing	18,912	20,409	(1,497)	(7.3)%
General and administrative	31,542	31,883	(341)	(1.1)%
Severance	9	1,645	(1,636)	(99.5)%
Total	$108,140	$113,129	$(4,989)	(4.4)%
FTEs	598	605	(7)	(1.2)%
Active transmitters	4,164	4,277	(113)	(2.6)%

Revenue — Wireless
Our wireless revenue was $83.1 million and $90.3 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Paging revenue	$79,609	$86,469
Product and other revenue	3,446	3,818
Total wireless revenue	$83,055	$90,287
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service As of September 30,			Revenue For the Nine Months Ended September 30,			Change Due To:
	2016	2015	Change	2016	2015	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)			(Dollars in thousands)
Total	1,124	1,192	(68)	$79,609	86,469	$(6,860)	$(1,253)	$(5,607)
As previously discussed, wireless revenue is generally based upon the number of units in service and the monthly charge per unit. Demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service. As illustrated in the table above, a significant portion of the change is related to a reduction in overall units in service with the remainder attributable to a lower monthly charge per unit for the nine months ended September 30, 2016 as compared to the same period for 2015.
Revenue — Software
Our software revenue was $52.3 million and $52.0 million for the nine months ended September 30, 2016 and 2015, respectively, which consisted of operations revenue (from subscriptions, licenses, professional services and equipment sales) and maintenance revenue. The table below details total software revenue for the periods stated:

	For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Subscription	$1,561	$1,209
License	5,126	7,063
Services	14,095	14,227
Equipment	4,070	4,110
Operations revenue	24,852	26,609
Maintenance revenue	27,470	25,393
Total software revenue	$52,322	$52,002
The decrease in operations revenue primarily reflects a decrease in the number and size of projects completed during the nine months ended September 30, 2016 as compared to the same period in 2015. Starting in late 2015, the Company began a reorganization of the sales staff and related sales territories, which realigned territories and replaced lower performing sales employees with new staff. The Company is unable to predict the impact of these changes on the amount and timing of its software operations revenue for the foreseeable future. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the nine months ended September 30, 2016 and 2015 were in excess of 99%.

Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals on existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Bookings decreased by 3.0% for the nine months ended September 30, 2016, compared to the same period in 2015. As noted above, starting in late 2015, the Company undertook a reorganization of the sales staff and related sales territories. As part of that reorganization, the Company is replacing lower performing sales employees with new staff. The Company is unable to predict the impact of this reorganization on the level of its future software operations bookings. The Company is also migrating its sales focus from individual software solutions to its integrated solution portfolio. The change in sales focus has impacted bookings as the focus on the integrated solution portfolio requires a longer sales cycle to achieve completion.
Operating Expenses — Consolidated
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Nine Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$13,508	$12,708	$800	6.3%
Cost of sales	7,380	9,970	(2,590)	(26.0)%
Stock based compensation	164	101	63	62.4%
Other	2,115	3,037	(922)	(30.4)%
Total cost of revenue	$23,167	$25,816	$(2,649)	(10.3)%
FTEs	185	189	(4)	(2.1)%
As illustrated in the table above, cost of revenue for the nine months ended September 30, 2016 was $23.2 million and decreased $2.6 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for maintenance, support and service personnel. The increase of $0.8 million in payroll and related expenses was due primarily to an increase in the average cost per employee partially offset by a decrease of 4 FTEs.

•
Cost of sales — The decrease of $2.6 million in cost of sales expenses was primarily due to a decrease in the sale of third party software for the period and less use of third party resources for software implementation related work. A one-time charge of $0.8 million was incurred during the nine months ended September 30, 2015 related to adjustments made to our inventory balances. Cost of sales consisted primarily of third party software, use of third party resources for software implementation related work, inventory and maintenance of third party products.

•
Other — Other expenses consisted primarily of repairs and maintenance, shipping, outside services and travel costs. The decrease in other expenses was related primarily to a decrease in repairs and maintenance of $0.1 million, shipping and various supplies of $0.3 million, travel costs of $0.3 million, and outside services $0.2 million.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Nine Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$15,778	$13,819	$1,959	14.2%
Site rent	10,954	11,312	(358)	(3.2)%
Telecommunications	3,510	4,021	(511)	(12.7)%
Stock based compensation	177	86	91	105.8%
Other	4,091	4,138	(47)	(1.1)%
Total service, rental and maintenance	$34,510	$33,376	$1,134	3.4%
FTEs	182	156	26	16.7%
As illustrated in the table above, service, rental and maintenance expenses for the nine months ended September 30, 2016 were $34.5 million and increased $1.1 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel, product development, product strategy and quality assurance personnel. Payroll and related expenses increased by $2.0 million for the quarter ended September 30, 2016 as compared to the quarter ended September 30, 2015 due to an increase of 26 FTEs and an increase in the average salary paid per employee. The change in headcount relates to an increase in the number of product development and strategy personnel. Our research and development is included within service, rental and maintenance expenses. The Company is investing in the development of products in the areas of: (i) mobility, (ii) a unified software platform, (iii) nursing solutions and (iv) alerting. The Company plans to continue to increase its staffing to support its integrated solution portfolio. This increase in staffing will impact margins as the benefits from this development will not be immediately realized. Based on this emphasis we expect the number of FTEs to increase in this area impacting future payroll and related expenses.

•
Site rent — The decrease of $0.4 million in site rent expenses was primarily due to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 2.6% from September 30, 2015 to September 30, 2016.

•
Telecommunications — The decrease of $0.5 million in telecommunication expenses was due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated through the remainder of 2016 and as we reduce telephone circuit inventory.

•
Other — Other expenses consisted primarily of repairs and maintenance and outside services and includes management of these expenses to reflect the continued transition to support the growth in software revenue.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Nine Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$10,677	$11,312	$(635)	(5.6)%
Commissions	4,401	5,485	(1,084)	(19.8)%
Stock based compensation	198	118	80	67.8%
Other	3,636	3,494	142	4.1%
Total selling and marketing	$18,912	$20,409	$(1,497)	(7.3)%
FTEs	120	138	(18)	(13.0)%
As indicated in the table above, selling and marketing expenses for the nine months ended September 30, 2016 were $18.9 million and decreased by $1.5 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for sales and marketing personnel. The decrease of $0.6 million in payroll and related is primarily due to a decrease of 18 FTEs compared to the same period last year reflecting the reorganization of the sales staff, which includes the replacement of underperforming sales employees partially offset by higher average payroll and related expenses per FTE.

•
Commissions — Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as projects are implemented and are impacted by the level of software operations revenue. The decrease of $1.1 million in commissions is primarily due to lower operations bookings compared to the same period in the prior year as well as a change to our commissions structure.

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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Nine Months Ended September 30,		Change Between 2016 and 2015
	2016	2015	Total	%
	(Dollars in thousands)
Payroll and related	$12,839	$13,810	$(971)	(7.0)%
Stock based compensation	1,528	1,193	335	28.1%
Facility rent	2,497	2,650	(153)	(5.8)%
Outside services	5,593	5,378	215	4.0%
Taxes, licenses and permits	3,279	3,344	(65)	(1.9)%
Other	5,806	5,508	298	5.4%
Total general and administrative	$31,542	$31,883	$(341)	(1.1)%
FTEs	111	122	(11)	(9.0)%
As illustrated in the table above, general and administrative expenses for the nine months ended September 30, 2016 were $31.5 million and decreased by $0.3 million from the same period in 2015 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. Payroll and related expenses decreased by $1.0 million due to a decrease of 11 FTEs partially offset by higher average payroll and related expenses per employee.

•
Stock based compensation — Stock based compensation expense increased primarily due to the issuance of the 2016 grants under the 2015 LTIP (see Note 12 to our Unaudited Notes to Condensed Consolidated Financial Statements of Part I of this Quarterly Report).

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

•
Other — Other expenses consisted primarily of bad debt, insurance, shipping costs, financial services and office rent and utilities. The increase in other expenses relates primarily to an increase in recruiting and relocation fees for the nine months ended September 30, 2016 as well as various bond and unclaimed property refunds received during the nine months ended September 30, 2015 that were not replicated in 2016.

Severance. We incurred an immaterial amount of severance expense for the nine months ended September 30, 2016, compared to $1.6 million for the same period in 2015. The decrease reflects a one-time charge primarily due to the departure of an executive in June 2015.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $9.8 million for the nine months ended September 30, 2016 compared to $10.6 million for the same period in 2015. The decrease is primarily related to the amortization of our acquired technology, non-compete arrangements which were included for the full nine months ended September 30, 2015 but were completely amortized during the nine months ended September 30, 2016 and lower depreciation expense related to a lower balance of pagers for the nine months ended September 30, 2016.

Income Tax Expense
Income Tax Expense. Income tax expense for the nine months ended September 30, 2016 and 2015 was $7.1 million and $8.2 million, respectively, a decrease of $1.1 million from the prior year period. The change in the effective income tax rate from 41.4% for the nine months ended September 30, 2015 to 39.4% for the nine months ended September 30, 2016 primarily reflects a decrease in the foreign tax differential, which is caused by a difference between the U.S. and foreign tax rates, and a slight increase in deferred income tax rates.
The following is the effective tax rate reconciliation for the nine months ended September 30, 2016 and 2015, respectively:

	For the Nine Months Ended September 30,
	2016		2015
	(Dollars in thousands)
Income before income tax expense	$18,069		$19,665
Income tax expense at the Federal statutory rate	$6,324	35.0%	$6,878	35.0%
State income taxes, net of Federal benefit	700	3.9%	755	3.8%
Foreign tax rate differential	(33)	(0.2)%	140	0.7%
Change in deferred income tax rates	94	0.5%	296	1.5%
Other, including permanent differences	31	0.2%	81	0.4%
Income tax expense	$7,116	39.4%	$8,150	41.4%
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2016, we had cash and cash equivalents of $122.5 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, reduce or eliminate our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of September 30, 2016, our available cash on hand was $122.5 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2016, should be adequate to meet our anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change Between 2016 and 2015
	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities	$29,438	$33,525	$(4,087)
Net cash used in investing activities	(4,377)	(3,643)	(734)
Net cash used in financing activities	(13,932)	(24,368)	10,436
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities reflects the reclassification of $3.8 million to net cash used in financing activities associated with employee stock based compensation tax withholding. Excluding this reclassification, net cash provided by operating activities decreased by $0.3 million for the nine months ended September 30, 2016 compared to the same period in 2015. The decrease of $0.3 million is primarily related to a decrease in net income of $0.6 million and a $0.8 million decrease in depreciation, amortization and accretion expenses partially offset by other non-cash items, such as stock based compensation and deferred income taxes, by $0.4 million. With respect to changes in assets and liabilities the net cash provided by operating activities reflects a $6.7 million lower decrease in payables and other liabilities, $0.9 million lower increase in deferred revenue and a net $5.1 million lower increase to assets.
Net Cash Used In Investing Activities. Net cash used in investing activities increased by $0.7 million for the nine months ended September 30, 2016 compared to the same period in 2015 due primarily to lower proceeds from the disposal of property and equipment for the nine months ended September 30, 2016.
Net Cash Used In Financing Activities. Net cash used in financing activities decreased by $10.4 million for the nine months ended September 30, 2016 compared to the same period in 2015 driven by a $5.6 million decrease in common stock repurchases and a $1.0 million reduction in cash dividends paid during the period. Cash dividends were higher in the first quarter of 2015 primarily due to the payment of accumulated cash dividends earned on vested RSUs from the 2011 LTIP. The remaining offset was related to the early adoption of ASU No. 2016-09 and the reclassification of $3.8 million in employee stock based compensation for tax withholding purposes for the nine months ended September 30, 2015 (See Note 4 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for further details regarding ASU No. 2016-09).
Future Cash Dividends to Stockholders. On October 26, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 18, 2016, and a payment date of December 9, 2016. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016. In extending the common stock repurchase plan the Board of Directors reset the purchase authority to $10.0 million with the repurchase authority to begin the earlier of January 4, 2016 or the completion of the then existing 2015 common stock repurchase program. See Note 12 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for further details of our common stock repurchase program for the nine months ended September 30, 2016.
Other. For 2016, the Board of Directors currently intends to return a minimum of $21.0 million to stockholders in a combination of dividends, common stock repurchases and/or special dividends based on current business and market conditions.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended September 30, 2016 and 2015 was approximately $4.5 million and $4.6 million, respectively; and for the nine months ended September 30, 2016 and 2015 was approximately $13.5 million and $14.0 million, respectively.
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$4,058	$4,220	$10,953	$11,515
Plus: Income tax expense	2,123	3,222	7,116	8,150
Less: Other income	(85)	(784)	(443)	(1,110)
Less: Interest income	(67)	(1)	(176)	(3)
Operating income	6,029	6,657	17,450	18,552
Plus: Depreciation, amortization and accretion	3,229	3,413	9,787	10,608
EBITDA (as defined by the Company)	9,258	10,070	27,237	29,160
Less: Purchases of property and equipment	(1,396)	(1,418)	(4,378)	(4,450)
OCF (as defined by the Company)	$7,862	$8,652	$22,859	$24,710

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
As of September 30, 2016, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
Item 4.   Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
Item 1A.  Risk Factors
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2015 Annual Report have not materially changed during the quarter ended September 30, 2016.
Item 2. Unregistered Sales of Equity Securities and the Use of Proceeds
The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(1)
				(Dollars in thousands)
Beginning Balance				$10,000
January 1 through January 31, 2016	152,198	$16.53	152,198	7,484
February 1 through February 29, 2016	101,736	17.24	101,736	5,730
March 1 through March 31, 2016	37,927	16.44	37,927	5,107
April 1 through April 30, 2016	31,468	16.40	31,468	4,591
May 1 through May 31, 2016	34,323	16.37	34,323	4,029
June 1 through June 30, 2016	—	—	—	4,029
July 1 through July 31, 2016	—	—	—	4,029
August 1 through August 31, 2016	3,800	16.44	3,800	3,967
September 1 through September 30, 2016	10,084	16.46	10,084	3,801
Total	371,536	$16.68	371,536
(1) In October 2015, the Board of Directors extended the common stock repurchase program through December 31, 2016, and reset the repurchase authority to $10.0 million as of January 4, 2016.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2016(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2016(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2016(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2016(2)

(1)	Filed herewith.

(2)	Furnished herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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

SPOK HOLDINGS, INC.

Dated: October 27, 2016	/s/ Shawn E. Endsley
	Name:	Shawn E. Endsley
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2016(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 27, 2016(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2016(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 27, 2016(2)

(1)	Filed herewith.

(2)	Furnished herewith.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labels*

101.PRE	XBRL Taxonomy Extension Presentation*

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