Form 10-K
period 2016-12-31
Spok Holdings, Inc
filed 2017-03-02
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $393.8 million based on the closing price of $19.17 per share on the NASDAQ National Market® on June 30, 2016.
The number of shares of registrant’s common stock outstanding on February 24, 2017 was 20,530,795.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than May 1, 2017, are incorporated by reference into Part III of this Report.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (“Spok” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to the following:

•	Continuing decline in the number of paging units we have in service with customers, commensurate with a continuing decline in our wireless revenue

•
The sales cycle of our software solutions and services can run from six to eighteen months, making it difficult to plan for and meet our sales objectives and bookings on a steady basis quarter-to-quarter and year-to-year

•	Our ability to manage network rationalization to lower our costs without causing disruption of service to our customers

•
Our ability to design and develop an integrated critical communications platform to address mobile communications, clinical alerting, nursing and workflow functions at state of the art hospitals that gains market acceptance and wide-spread use by customers

•	Our ability to address changing market conditions with new or revised software solutions

•	Our ability to retain key management personnel and to attract and retain talent within the organization

•	Our ability to manage change related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally

•	Competition for our services and products from new technologies or those offered and/or developed from firms that are substantially larger and have much greater financial and human capital resources

•	The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions

•	Those matters discussed in this Annual Report under Item 1A “Risk Factors.”
Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the United States Securities and Exchange Commission (“SEC”). Also note that, in the risk factors section, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok’s business, statement of income or financial condition, subsequent to the filing of this Annual Report.

PART I

The terms "we," "us," "our," "Company" and "Spok" refer to Spok Holdings, Inc. and its direct and indirect wholly-owned subsidiaries.
ITEM 1. BUSINESS
Overview
Spok, Inc., a wholly owned subsidiary of Spok Holdings, Inc. (NASDAQ: SPOK), is proud to be the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on the Spok Care Connect suite to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
Our headquarters is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2016 Annual Report on Form 10-K ("2016 Form 10-K").)
We are a provider of paging services and selected software solutions in the United States and abroad, on a limited basis, in Europe, Canada, Australia, Asia and the Middle East. We offer our services and products to three major market segments: healthcare, government, and large enterprise, with a greater emphasis on the healthcare market segment.
Industry Overview
We deliver smart, reliable critical communication solutions to help protect the health, well-being, and safety of people around the globe, primarily in the United States. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization, and public safety response.
We develop, sell, and support enterprise-wide systems primarily for healthcare and other organizations needing to automate, centralize, and standardize their approach to critical communications. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers.
Due to the focused nature of our software solutions there is no single competitor that matches our portfolio (additional details can be found under “Competition”). Our primary market is healthcare providers, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions as well as our paging services. Within this market we have identified the following dynamics and have focused our efforts to address these dynamics:

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
Sales and Marketing
Sales. We market and distribute our critical communication solutions through a direct sales force and an indirect sales channel.
The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000; healthcare and related businesses; and federal, state, and local government agencies. We will continue to market primarily to commercial enterprises, with a focus on healthcare organizations, interested in our communication solutions. We maintain a sales presence in key markets throughout the United States in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate sales groups, such as our Key Account Management team, focused on retaining and selling additional products and services to our key healthcare accounts as well as a team selling primarily to national accounts. The direct sales force targets leadership responsible for the procurement of critical communications solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, and contact center managers. The timing for a direct sale varies, but may take from six to 18 months depending on the type of software solution.
The indirect sales force complements our direct sales force. Through relationships with alliance partners we are able to sell our solutions to a wider customer base. For paging services that we do not provide directly, we contract with and invoice an intermediary for airtime services. For our software sales, our relationships with alliance partners assist us in broadening the distribution of our products and further diversifying into markets outside healthcare.
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

•
Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society, College of Healthcare Information Management Executives and Radiological Society of North America;

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
Licenses and Messaging Networks
In order to provide our wireless services, we hold licenses to operate on various frequencies in the 900 MHz narrowband. We are licensed by the United States Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over our networks.
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
Our two-way networks utilize the ReFLEX 25™ protocol, also developed by Motorola. ReFLEX 25™ promotes spectrum efficiency and high network capacity by dividing coverage areas into zones and sub-zones. Messages are directed to the zone or sub-zone where the subscriber is located, allowing the same frequency to be reused to carry different traffic in other zones or sub-zones. As a result, the ReFLEX 25™ protocol allows the two-way network to transmit substantially more messages than a one-way network using the FLEX™ protocols. The two-way network also provides for assured message delivery. The network stores, for a limited amount of time, messages that could not be delivered to a device that is out of coverage for any reason, and when the unit returns to service, those messages are delivered. The two-way paging network operates under a set of licenses called narrowband Personal Communications Service, which uses 900 MHz frequencies. These licenses require certain minimum five and ten-year build-out commitments established by the FCC, which have been satisfied.
Although the capacities of our networks vary by geographic area, we have a significant amount of excess capacity. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which we believe will result in lower operating expenses due primarily to lower site rent expenses. As we continue to implement our network rationalization plan, we expect to have fewer transmitters that can be removed efficiently from our networks and still maintain the level of service required for our customers, and thus the benefits of network rationalization will decline.
Generally, our software solutions do not require licenses or permits from Federal, state and/or local government agencies in order to be sold to customers. However, certain of our software products are subject to regulation by the United States Food and Drug Administration ("FDA") and are subject to certification by the Joint Interoperability Test Command to be sold to the branches of the armed services of the Unite States and the United States government. (See “Regulation” below).
Our messaging networks and related infrastructure are located exclusively in the United States.

Our Strategy
Our goal is to continue to execute on our vision of becoming a leading provider of integrated communications and collaboration enterprise solutions. In doing so, we will strengthen our core product offerings and offer new solutions as we continue to focus on serving the mission critical needs of our customers, while operating an efficient and profitable business strategy.
Critical aspects of our strategy include:
Growth of our software revenue and bookings — We expect to substantially increase our investment in sales and marketing, product implementation, product development and customer support to drive software, services and maintenance bookings and revenue growth. We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for sales and close those opportunities in the form of purchase orders or bookings. We have established software operations bookings as a key performance objective for our consolidated operations in 2017.
We have an ongoing initiative to further penetrate the hospital segment in the United States and while we believe there is a significant opportunity to sell critical communication solutions to hospitals located outside the United States our focus is on the domestic market. We intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in healthcare.
Retention of our wireless subscribers and revenue stream — Wireless subscribers and the resulting revenue represented about 61%, 63% and 66% of our total consolidated revenue for each of the years ended December 31, 2016, 2015 and 2014, respectively. We will continue to focus on reducing the rate of subscriber disconnects and minimize the rate of wireless revenue erosion. We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments and critical mission notification. We will continue to focus on network reliability and customer service to help minimize the rate of subscriber disconnects. Retention of our wireless revenue has been included as a key performance objective for our consolidated operations in 2017.
We recognize that the number of our wireless subscribers, our units in service and the related revenue will continue to decline. We intend to continue reducing our underlying cost structure impacting this wireless revenue stream. We will reduce payroll and related expenses as well as network related expenses as necessary in light of the declining wireless revenue. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business. We have established management of our operating and capital expenses as a key performance objective for our consolidated operations in 2017.
Invest in our future solutions — The market for communication and collaboration solutions is expected to grow as healthcare continues to change. Trends including the establishment of accountable care organizations, reimbursement changes and emphasis on quality improvement and care coordination are all driving an evolution in communication and collaboration between previously disparate departments and systems within and outside hospitals. Becoming the leader in healthcare communication and collaboration requires us to continue development of our integrated platform and invest in the key areas of customer need including: 1) mobility, 2) integrated platform, 3) nursing solutions and 4) alerting. We will increase our spending on product development and strategy in 2017 and beyond to develop these solutions and compete in the changing marketplace. This is a key performance objective for our consolidated operations in 2017. Investment in our future solutions is discussed in further detail under "Research and Development".
Return capital to our stockholders — The development of our integrated critical communications solutions is a key performance objective for our consolidated operations in 2017. We understand that our primary objective is to create long-term stockholder value. Executing our 2017 objectives is important, and we will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.125 per share of common stock or $0.50 annually in 2017. We will continue to evaluate both market and Company factors to determine whether a common stock repurchase program is an appropriate method to return capital to our stockholders.
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
To ensure focus on our business strategy we establish specific performance objectives and develop short-term and long-term incentive plans (“STIP” and "LTIP," respectively) for our management that include a combination of these operating objectives and priorities.

Our Products and Services
Wireless Products and Services. We offer subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. The level of service fees is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional, or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell them to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. In 2015 and 2016 we launched new and exclusive one-way (T5) and two-way (T52) alphanumeric pagers, respectively. Both pagers are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging.
The demand for one-way and two-way messaging services declined during the years ended December 31, 2016, 2015 and 2014 and we believe demand will continue to decline for the foreseeable future. Wireless products and services revenue represented 61%, 63% and 66% of total consolidated revenue for the years ended December 31, 2016, 2015 and 2014, respectively. As demand for one-way and two-way messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities to provide customers the highest value possible.
Software. Dependable critical communications are paramount for individuals in healthcare and a host of other industries. We offer a number of solutions, providing our customers with the ability to communicate anywhere, anytime across a number of situations. Our solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging, and for public safety notifications. We offer critical communication solutions in four major product categories:
Contact Center

•
Spok® Healthcare Console: Provides operators with the information needed to process calls using their computers, with just a few keystrokes. This solution integrates with the customers’ existing phone systems and is used by the operator group to answer incoming calls to the contact center. Operators can quickly and accurately perform directory searches and code calls, as well as messaging and paging by individual, groups, and roles using the Spok Healthcare Console’s computer telephony integration ("CTI") and directory capabilities.

•
Spok® Web-Based Directory: Makes employee contact information more accessible and enables staff to send messages quickly right from the directory. Authenticated users can log on anywhere, anytime to perform a variety of important updates to contact information and on-call schedules, search the directory, and send important messages.

•
Spok® Web-Based On-Call Scheduling: Keeps personnel, calendars and on-call scheduling information updated, even with thousands of staff, using a secure web portal to maintain and allow password-protected access to the latest on-call schedules and personnel information.

•
Spok® Speech: Enables the organization to process routine phone requests, including transfers, directory assistance, messaging and paging without live operators and with more ease-of-use than touchtone menus.

•	HigherGround® Call Recording and Quality Management: Records, monitors, and scores operators’ conversations to allow for better management of calls, helping improve customer service.

•
Spok® Eclipse Call Accounting: Provides a wealth of information about every call being made and received. The information can be formatted and used to analyze voice network resources, employee telephone usage and bill-back information.

Clinical Alerting

•
Spok® Messenger: Provides an intelligent, FDA, 510(k)-cleared solution that connects virtually all crucial alert systems, including nurse call, fire, security, patient monitoring, and building management to mobile staff via their wireless communication devices. This solution provides the ability to reach mobile team members within seconds of an alert, improving overall workflow, staff productivity, and the comfort and safety of everyone in the facility.

•
Spok® e.Notify: Enables organizations to quickly and reliably notify and confirm team member availability during emergency situations without relying on calling trees, thereby reducing confusion that may arise in an emergency situation. This solution automatically delivers messages, collects responses, escalates issues to others, and logs all activities for reporting and analysis purposes.

•
Spok® Critical Test Results Management: Automates and streamlines the process of delivering critical test results to the right clinicians to help ensure patient safety. This solution can send messages from the cardiology, laboratory and radiology departments by means of encrypted smartphone communications, two-way paging, secure email, secure text, images, annotations, and voice to a variety of endpoints such as workstations, laptops, tablets, smartphones, pagers, and other wireless devices.

Mobile Communications

•
Spok Mobile®: Simplifies communications and strengthens care by using smartphones and tablets for secure code alerts, patient updates, results, consult requests, and much more. Allows users to access the full directory of accurate contact information to send messages/photos/videos to smartphones and other devices, and to ensure critical communications are logged, all with security, traceability, and reliability.

•	Spok® Device Preference Engine: Facilitates voice conversations among doctors and caregivers by enabling users to choose the desired communication method based on factors such as message priority.
Public Safety

•
Spok® pc/psap: Speeds emergency dispatch by giving Public Safety Answering Point ("PSAP") call-takers an easy-to-use, standards-based, graphical interface that integrates the underlying phone system, mapping systems, and other resources for critical information availability. 9-1-1 call-takers are able to instantly involve police, fire, EMT, and hazardous material personnel with a single click of the mouse or touch of the screen.

•
Spok® Enterprise Alert: Directs emergency personnel to a 9-1-1 caller’s exact location (building, floor, room), helping to ensure speed, accuracy, and reliability of response. The E9-1-1 software provides real-time, onsite notification when 9-1-1 is dialed, and works to decrease emergency response time.

Services. We offer a variety of professional services to assist our customers in the successful implementation of, and to maximize the benefits obtained from the use of, our software solutions. We also offer support services to enhance and refine the customers experience throughout their relationship with Spok.

•
Professional Services: We offer a full suite of professional services which are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation and training services. For software solution implementations, our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. A typical implementation process ranges from 30 to 180 days depending on the type of implementation. We may also use third-party professional services firms to implement our solutions for customers depending on the circumstances. Professional services revenue represented 10%, 10% and 9% of total consolidated revenue for the years ended December 31, 2016, 2015 and 2014 respectively.

•
Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our software solutions. In order to support our products that provide mission critical solutions to our customer’s organizations, we have a dedicated customer support organization.  The customer support organization provides support 24 hours a day, 7 days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage.  The Spok support service is augmented by third party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e. maintenance revenue) represented 21%, 18% and 15% of total consolidated revenue for the years ended December 31, 2016, 2015 and 2014 respectively.

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
We sell third party equipment for use with our software solutions. The third party equipment that we sell is generally available and does not require any specialty manufacturing to accommodate our software solutions.
We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future.
Intellectual Property
As of December 31, 2016 we held 64 trademarks and 19 patents which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and are integral to our continued success in the area of critical communication solutions. The expiration dates of these trademarks range from 2017 to 2032 and can be extended for 10 year periods upon renewals.
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
We offer our communication services and products primarily in the United States and to three major market segments: healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. For the years ended December 31, 2016, 2015 and 2014, revenues from healthcare customers accounted for approximately 70.3%, 68.2% and 66.0% of our total revenues, respectively. We expect the trend of an increasing percentage of our total revenue to come from the health care segment, even as our total revenue declines due to our subscriber erosion from our wireless services. No single customer accounted for more than 10% of our total revenues in 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, foreign sales represented approximately 3.2%, 2.0% and 2.7% of our consolidated revenue, respectively.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Backlog
Our backlog of undelivered or in-progress orders was $38.3 million and $38.7 million at December 31, 2016 and 2015, respectively. Of the current backlog we expect to deliver and complete all but $5.8 million in 2017.
Competition
The competitors and degree of competition vary among our various product categories. Competition is particularly strong for our wireless messaging services. Within the wireless industry, companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability, and customer service. We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC and a variety of other regional and local providers. We also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and as those companies have incorporated messaging capabilities into their mobile phone devices. Many of these companies possess far greater financial, technical and other resources than we do.

Most Personal Communications Service and other mobile phone devices currently sold in the United States are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, Personal Communications Service and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, Personal Communications Service, WiFi, and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to our stand-alone messaging services.
We also have a number of competitors whose software products compete with one or more modules of our critical communications solutions. These competitors are a mix of privately held and public companies that offer a number of call center, alerting and mobile communication products. Our primary competitive advantages include having:

•	An integrated product suite;

•	A communication-driven workflow;

•	Certifications, such as those through the Joint Interoperability Test Command (See "Joint Interoperability Test Command" below) and the FDA; and

•	A complete directory of contacts throughout the customer enterprise.
Although there are no competitors that offer a similar comprehensive set of software modules that match our product offerings, there are several competitors who offer software similar to many of our solutions. Selected competitors for portions of our product portfolio include:

•	Amtel Communications, Inc. (AMTELCO) - Contact center solutions;

•	Nuance Communications, Inc. - Clinical alerting solutions;

•	peerVue, Inc. - Clinical alerting solutions;

•	TigerText, Inc. - Mobile communication solutions;

•	Vocera Communications, Inc. (including Extension Healthcare)- Mobile communications solutions;

•	Imprivata, Inc. - Mobile communications solutions;

•	Voalte, Inc. - Mobile communications solutions;

•	Ascom Holding AG - Mobile Communications solutions;

•	Emergin, a Phillips Healthcare company - Alerting and notification;

•	DBA HipLink Software, Inc. - Mobile communications solutions; and

•	Veriphy Ltd - Critical test results management.

In addition, substantially larger companies in the electronic medical records ("EMR") space such as Epic Systems Corporation, Cerner Corporation, Athenahealth, Inc. and Allscripts Healthcare, LLC may choose to offer software related solutions similar to our critical communications and work flow solutions, or may acquire one of our competitors.
Research and Development ("R&D")
We maintain a product development group, a substantial portion of which is focused on developing new software products , especially with respect to developing an integrated platform for communications solutions. Within our Research and Development group is a separate task force focused on ongoing maintenance and enhancement of existing point-solution products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, regulatory requirements, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings and development time and expense.
We have increasingly focused our product development activities on developing our unified communications solution, Spok Care Connect®. This unified communication solution focuses on four key areas of customer need: mobility offerings, an integrated platform, alerting and nursing solutions. The development of Spok Care Connect requires a multi-year effort by a dedicated product development staff and will be deployed in multiple phases which include planned development and enhancements. We believe that development of the Spok Care Connect platform will drive long-term stockholder value and play an important role in determining the future success of our strategy.
Our expenses for research and development for the years ended December 31, 2016, 2015 and 2014 were $13.5 million, $10.3 million, and $9.5 million, respectively, and we expect our research and development expenses to grow substantially over the next two to three years. We plan to invest significantly in our research and development efforts to build a fully integrated communications and workflow platform for hospitals focused on mobility, critical alerting, and nursing care with full enterprise accessibility.

Employees
At December 31, 2016 and 2015 we had 587 and 600 full time equivalent (“FTE”) employees, respectively. We recently announced plans to hire up to 60 new employees focused on our research and development efforts for our Spok Care Connect platform. Our employees are not represented by labor unions or covered by a collective bargaining agreement. We believe that our employee relations are good.
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
The FCC’s rules and regulations require us to pay a variety of fees that otherwise increase our costs of doing business. For example, the FCC requires licensees, including Spok, to pay levies and fees, such as universal service fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services provided. By law, we are permitted to bill our customers for these regulatory costs and we typically do so.
Additionally, the Communications Assistance to Law Enforcement Act of 1994, (“CALEA”) and certain rules implementing CALEA require some telecommunication companies, including Spok, to design and/or modify their equipment in order to allow law enforcement personnel to “wiretap” or otherwise intercept messages. Other regulatory requirements restrict how we may use customer information and prohibit certain commercial electronic messages, even to our own customers.
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
In addition, our software solutions may handle or have access to personal health information subject in the United States to the HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we help our customers comply. Our failure to accurately anticipate or interpret these complex and technical laws could subject us to civil and/or criminal liability. We believe that we are in compliance with these laws and their related regulations.

Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2017 to regulatory policy or regulations.
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
Joint Interoperability Test Command ("JITC") Certification
JITC is a military organization that tests technology for use by the branches of the armed services of the United States and the United States federal government. JITC certification is required of all systems with joint interfaces or joint information exchanges with other systems used by these organizations and is done to ensure all systems operate effectively together. All information technology and national security systems that exchange and use information to enable units or forces to operate effectively in joint, combined, coalition and interagency operations and simulations must be certified. Once a system has been certified under this program, the certification must be renewed every four years or after any changes that may affect interoperability. The interoperability certification process consists of four basic steps, which are:

•	Identify (interoperability) requirements;

•	Develop certification approach (planning);

•	Perform interoperability test and evaluation; and

•	Report certifications and statuses.
We submit and receive JITC certification for certain of our products through the Defense Information Systems Agency ("DISC"), which allows us to sell and implement our solutions at Federal government agencies.  We currently certify a console, web, speech, mass notification, public safety answering point, call recording and campus 911 product with JITC.  We have a roadmap to renew the existing certifications with new releases of existing products and to bring additional products to JITC to increase the products that can be sold into Federal agencies.
Information about Segment and Geographic Revenue
Information regarding segment and geographic revenue can be found in Note 13, "Segments and Geographic Information". No country other than the United States accounted for more than 10% of our total revenue, and we intend to focus our marketing and sales efforts on customers in the United States due to lower margins on sales abroad and low volume relative to the cost of maintaining an international sales team. Financial information regarding revenues from external customers and measure of profit and/or loss for the years ended December 31, 2016, 2015 and 2014, and our total assets as of December 31, 2016 and 2015, is included in our Consolidated Financial Statements.
Available Information
We make available on our website at http://www.spok.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines” and the charters for all committees of our Board of Directors, including Audit, Compensation and Corporate Governance and Nominating. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.

ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2016 Form 10-K or presented elsewhere by management from time to time.
The rate of wireless subscriber and revenue erosion could exceed our ability to reduce operating expenses in order to maintain overall positive operating cash flow.
Our wireless revenue is dependent on the number of subscribers that use our paging devices. There is intense competition for these subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. In addition to competition, our customer base may be impacted by the introduction of new technologies. As mobile communications technology evolves, competitors that provide wireless broadband data services may lower their prices to customers that approach, meet or undercut our prices for paging services. We are unable to predict how customer perceptions of the value of our wireless services will be impacted by the development of new wireless technologies.
We expect our subscriber numbers, units in service and revenue will continue to decline into the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in selected operating expenses. Reductions in operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. As we require fewer services and products from our vendors, our negotiating leverage to lower our costs is diminished. There can be no assurance that we will be able to reduce our operating expenses commensurate with the level of revenue erosion. The inability to reduce operating expenses would have a material adverse impact on our business, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, continue our research and development investment in our Spok Care Connect platform, pay cash dividends to stockholders, and repurchase shares of our common stock.
We may be unable to effectively develop, introduce and deploy our integrated communications platform, Spok Care Connect, which is the basis for our future growth.
Our future revenue growth depends on our ability to develop, introduce and effectively deploy our integrated communications suite. This multi-year effort will require the coordination of multiple development teams dedicated to this task. Simultaneously with this new development effort, we must continue to improve and support our existing suite of products to transition to the integrated critical communications suite. We foresee the following risks inherent in our research and product development efforts:

•	Requirements Definition - Our plans for an integrated communications suite may not meet the market's needs or customer expectations and could result in low market demand and/or acceptance.

•
Product Scope and Schedule - We may fail to manage the scope of our software development activities effectively, resulting in delays to meet key milestones, achieve network solutions on a fully integrated basis, or solve coding problems in a timely and efficient manner. In addition, the continuing software development efforts on our existing products could distract management time and focus on developing our integrated communications platform.

•
Staffing and Organization - The development of the integrated communications suite requires the hiring of new staff. We may be unable to attract, in a timely manner, the qualified staff to meet our requirements. The organizational changes and new hires necessary to address our development requirements could create attrition risk for our current staff.

•
Operational Readiness - While the development of the integrated communications suite could occur as we have planned, we may not be prepared or ready to sell, deliver and support the new platform technology.

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
Our success is largely dependent upon the continued service of key personnel, including our Chief Executive Officer, senior management team and other highly skilled personnel, particularly in product development, product strategy and sales. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunication and software industries, and there is no assurance that we will be able to attract and retain the personnel necessary for the management and development of our business. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The elimination or reconfiguration of employee responsibilities could impact retention decisions by key executives and personnel.
In order to grow our software revenue and bookings and maintain our wireless revenue and subscribers we are dependent on our ability to effectively manage our employee base in sales and marketing to achieve our sales productivity goals.
Growth in our software revenue and bookings and maintenance of our wireless revenue and subscriber base is dependent on the productivity of our sales organization. From time to time it may be necessary to reorient our sales representatives to focus on specific market segments, product lines or new software solutions or to remove underperforming individuals which may require additional resources to maintain productivity. The impact of these changes could adversely impact our ability to achieve our sales productivity goals. We have also identified the following risks that could impact our sales productivity:

•
Customer Dissatisfaction and Spok's Reputation - We may experience customer dissatisfaction with our solutions that could result in lost opportunities for sales. Potential low ratings of our solutions may negatively impact our perception by future prospects. In addition, fewer references for our solutions could impact our ability to prospect new sales.

•
Training - Training of our marketing and sales personnel as to the clinical requirements of our healthcare customers and the complexity of our service offerings, takes time and requires a substantial, continuing investment in new hires as well as long term employees.

•
Competitive Speed - Sales productivity can be impacted by the capabilities of our competitors. There is a risk that competitors can innovate or partner faster than we do to deliver a unified communications platform.

•	Employee Retention - The impact of the elements noted above can challenge the ability of employees to make sales. This is tough on morale and can affect employee retention.
We may experience a long sales cycle for our software products.
Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take six to 18 months depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software, as well as educating ourselves as to the clinical needs of our customers. The inherent unpredictability of decision making resulting from customer budget constraints, multiple approvals and administrative issues may result in fluctuating bookings and revenue from month to month, quarter to quarter and year to year. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. Each month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.
Service to our customers could be adversely impacted by network rationalization.
We have an active program to consolidate the number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to our existing subscribers despite our efforts to minimize the impact on subscribers. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of wireless revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to find vendors able to supply us with paging equipment based on future demands.
We purchase paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment. There can be no assurance that we can continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow us to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact our ability to provide certain wireless messaging services and could have a material adverse effect on our business, leading to further wireless revenue erosion.

We may be unable to maintain successful relationship with our channel partners.
We use channel partners such as resellers, consulting firms, original equipment manufacturers, and technology partners to license and support our products. Contract defaults by any of these channel partners or the loss of our relationships with them may materially adversely affect our ability to develop, market, sell, or support our communication solution offerings.
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
As a further example, the FCC continues to consider changes to the rules governing the collection of universal service fees. The FCC is evaluating a flat monthly charge per assigned telephone number as opposed to assessing universal service contributions based on telecommunication carriers’ interstate revenue. There is no timetable for any rulemaking to implement this numbers-based methodology. If the FCC adopts a numbers-based methodology, our attempt to recover the increased contribution costs from our customers could significantly diminish demand for our services, and our failure to recover such increased contribution costs could have a material adverse impact on our business, financial condition and results of operations.
Certain of our software products are regulated by the FDA. The application of or changes in regulations could impact our ability to market new or revised software products to our customers.
Certain of our software products are regulated by the FDA as medical devices. The classification of our software products as medical devices means that we are required to comply with certain registration and listing, labeling, medical device reporting, removal and correction, and good manufacturing practice requirements. Updates to these products or the development of new products could require us to seek clearance from the FDA before we are permitted to market or sell these software products. In addition, changes to FDA regulations could impact existing software products or updates to existing products. The impact of delays in FDA clearance or changes to FDA regulations could impact our ability to market or sell our software products and could have a material adverse effect on our software sales, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.

We have investigated potential acquisitions and may not be able to identify an opportunity at favorable terms or have the ability to close on financing necessary to consummate the transaction.
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
We may experience litigation claiming intellectual property infringement by us, and we may not be able to protect our rights in intellectual property that we own and develop.
Intellectual property infringement litigation has become commonplace, particularly in the wireless and software industries in which we operate. This litigation can be protracted, expensive, and time consuming. There is no assurance that we will remain immune to this type of predatory litigation. Any such claims, whether meritorious or not, could be time consuming and costly in terms of both resources and management time.
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
Our patents, trademarks, copyrights and trade secrets relating to our wireless services and networks, and our software solutions, are important assets. The efforts we undertake to protect our proprietary rights may not be sufficient or effective. Any significant impairment to our intellectual property rights could harm our business and our ability to compete effectively. Protecting our intellectual property rights can be costly and time consuming.
We seek to maintain certain of our intellectual property rights as trade secrets, including the source code for many of our software solutions and innovations. Our source code and system architecture may be reverse engineered by our competitors, or the secrecy of our solutions and designs could be compromised through a security breach or otherwise, or by our employees or former employees, intentionally or accidentally. Any compromise of our trade secrets could cause us to lose any competitive advantage our software solutions have and the investment we have made in developing our products and services.
Our portfolio of issued patents and copyrights may be insufficient to defend ourselves against intellectual property infringement claims, and the validity and scope of our patents could be challenged by third parties were we to seek to enforce them.

We may encounter issues with privacy and security of personal information.
A substantial portion of our revenue comes from healthcare customers. Our software solutions may handle or have access to personal health information subject in the United States to HIPAA, HITECH and related regulations as well as legislation and regulations in foreign countries. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we and our software solutions must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers, and have a material adverse impact on our software sales.
In addition, customers may use our wireless services to transmit patient health information subject to HIPAA and other regulatory requirements. While we offer encrypted pagers to our customers, many customers use pager devices provided by us that do not encrypt text messages. While we disclaim liability for customer non-compliance with HIPAA and other privacy requirements, there remains some risk we could be held responsible for privacy violations by our customers.
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
Our satellite network connections for our wireless services depend upon VSAT terminals, many of which are based on decades-old technology or equipment that could fail resulting in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage we rely on third party data centers and services with whom we are dependent for maintaining accessibility, reliability and uninterrupted connectivity.
Our computer systems may be vulnerable to these threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. We utilize a costly, multilayered security framework including detailed security policies and procedures, security appliances and software, third party vulnerability testing and detailed Business Continuity Plans that could be disrupted at any time.
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
A significant portion of our revenue is derived from healthcare customers and we are impacted by changes in the healthcare economic environment. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other economic developments. These developments can have a dramatic effect on the decision-making and the spending by our customers for information technology and software. This economic uncertainty can add to the unpredictability of decision-making and lengthen our sales cycle.
Further, the consequences of the implementation of changes to healthcare reform legislation continue to impact both the economy in general and the healthcare market in particular. The uncertainty created by possibility of changes to the legislation is impacting customer decision making and information technology plans in our key healthcare market. We are unable to predict the full consequences of this uncertainty on our operations. Adverse changes in the economic environment could adversely impact our ability to market and sell our wireless and software solutions to healthcare customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of March 2, 2017.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Springfield, Virginia, and consists of approximately 18,000 square feet of space under a lease that expires on March 31, 2018. At December 31, 2016, we leased facility space, including our executive headquarters, sales offices, technical facilities, warehouse and storage facilities in 72 locations in 30 states in the United States, one facility in Australia and one facility in the Middle East. The total leased space is approximately 160,000 square feet. At December 31, 2016, we owned three small parcels of land in three states in the United States.
At December 31, 2016, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 3,380 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2016, we had 4,159 active transmitters on leased sites which provide service to our customers (of which 2,234 are located at customer sites).
ITEM 3. LEGAL PROCEEDINGS
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial condition or statement of income.
On January 23, 2017, 911 Notify, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,151,385; 6,775,356; and 8,965,447 pertaining to our software solution for notification of 911 emergency calls. We have settled this lawsuit for an immaterial amount.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “SPOK.”
The following table sets forth the high and low sales prices per share of our common stock, based on the last daily sale, for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are as reported on the NASDAQ National Market® from January 1, 2015 through December 31, 2016.

	2016		2015
For the Three Months Ended	High	Low	High	Low
March 31,	$18.01	$15.85	$20.20	$16.85
June 30,	19.29	16.17	21.04	16.18
September 30,	20.56	16.34	17.63	15.46
December 31,	21.30	16.40	18.95	15.92
Holders of Common Stock
As of February 24, 2017, there were 3,314 holders of record of our common stock.
Dividends
The Company declared dividends totaling $15.8 million and $13.5 million during 2016 and 2015, respectively, and expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors, in 2017. Cash dividends declared for the years ended December 31, 2016 and 2015, respectively, include dividends related to unvested restricted stock units (“RSUs”) and shares of unvested restricted common stock (“restricted stock”) granted under the Spok Holdings, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

The following table details information on our dividends declared and cash distributions since the formation of the Company through the year ended December 31, 2016:

Year	Dividends Declared Per Share Amount	Total Payment(1)
		(Dollars in thousands)
2005	$1.500	$40,691
2006(2)	3.650	98,904
2007(3)	3.600	98,250
2008(4)	1.400	39,061
2009(3)	2.000	45,502
2010(3)	2.000	44,234
2011	1.000	22,121
2012(5)	0.750	16,512
2013	0.500	12,312
2014	0.500	10,826
2015(6)	0.625	13,333
2016(7)	0.750	10,287
Total	$18.275	$452,033

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, we announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, our Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

(5)	On July 30, 2012, our Board of Directors reset the quarterly cash distribution rate to $0.125 per share of common stock from $0.25 per share of common stock.

(6)	The cash distribution includes an additional special one-time cash distribution to stockholders of $0.125 per share of common stock.

(7)	The per share amount includes a special one-time dividend of $0.25 per share of common stock declared in 2016 but payable to stockholders in 2017.
On March 1, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 17, 2017, and a payment date of March 30, 2017. This cash dividend of approximately $2.6 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2011 to December 31, 2016, against the cumulative total return of the NASDAQ Composite Index®, the NASDAQ Telecommunications Index® and the S&P Health Care Technology Index for the same period.
The chart below assumes that on December 31, 2011, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2011 to December 31, 2016.

	December 31,
	2011	2012	2013	2014	2015	2016
Spok Holdings, Inc.	$100.00	$89.46	$113.44	$142.50	$155.87	$184.09
NASDAQ Composite Index	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Telecommunications Index	100.00	102.78	143.40	149.42	144.02	153.88
S&P Health Care Technology Index	100.00	126.76	182.01	211.13	196.47	154.68

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to common stock repurchased by us during the year ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance as of January 1, 2016				$10,000
January 1 through January 31, 2016	152,198	$16.53	152,198	7,484
February 1 through February 29, 2016	101,736	$17.24	101,736	5,730
March 1 through March 31, 2016	37,927	$16.44	37,927	5,106
April 1 through April 30, 2016	31,468	$16.40	31,468	4,590
May 1 through May 30, 2016	34,323	$16.37	34,323	4,028
June 1, through June 30, 2016	—	$—	—	4,028
July 1, through July 31, 2016	—	$—	—	4,028
August 1, through August 31, 2016	3,800	$16.44	3,800	3,966
September 1, through September 30, 2016	10,084	$16.46	10,084	3,800
October 1 through October 31, 2016	—	$—	—	3,800
November 1 through November 30, 2016	16,719	$16.43	16,719	3,525
December 1 through December 31, 2016	—	$—	—	3,525
Total	388,255	$16.67	388,255
(1) Average price paid per share excludes commissions of approximately $15,410.
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. From the inception of the share repurchase program in August 2008 through December 31, 2016, we have repurchased a total of 7,817,708 shares of our common stock for approximately $85.5 million (excluding commissions). The Company's Board of Directors did not reset the repurchase authority under the share repurchase program for 2017 and the previous authority expired on December 31, 2016.
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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2016 and 2015.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Statement of Income” (“MD&A”), the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this 2016 Form 10-K. The amounts below related to basic and diluted net income per common share have been revised for all periods presented. Additionally, data presented for the year ended December 31, 2015 reflects an increase of $4.0 million to income tax expense and a corresponding adjustment to net income as well as a $4.0 million reduction to deferred income tax assets and a corresponding adjustment to retained earnings related to the correction of an immaterial misstatement. For more information on these changes, refer to Note 1 "Organization and Significant Accounting Policies" of the Consolidated Financial Statements for additional information.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands except per share amounts)
Statements of Income Data:
Revenues	$179,561	$189,628	$200,273	$209,752	$219,696
Operating expenses	157,408	164,528	172,122	164,258	173,968
Operating income	22,153	25,100	28,151	45,494	45,728
Net income	13,979	80,246	20,745	27,530	26,984
Basic and diluted net income per common share	0.68	3.74	0.96	1.27	1.23
Cash dividends declared per common share	0.75	0.625	0.50	0.50	0.75

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$155,862	$141,613	$142,761	$116,779	$95,909
Total assets	388,087	386,433	337,890	326,898	322,627
Long-term debt	—	—	—	—	—
Long-term liabilities, excluding deferred revenue	8,921	8,972	8,131	9,259	9,789
Stockholders’ equity	322,087	329,564	279,059	269,950	251,419

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATEMENT OF INCOME
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussion under “Application of Critical Accounting Policies” (also under Item 7), which describes key estimates and assumptions we make in the preparation of our consolidated financial statements; the cautionary language that appears under the title "Forward Looking Statements" immediately following the Table of Contents;“Item 1. Business,” which describes our operations; and “Item 1A. Risk Factors,” which describes key risks associated with our operations and markets in which we operate. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.
Overview and Highlights
We are a comprehensive provider of critical communication solutions for enterprises. We offer a suite of unified critical communication solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety response. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable of addressing a customer’s mission critical communications needs. We develop, sell and support enterprise-wide systems for healthcare and other organizations needing to automate, centralize and standardize their approach to critical communications. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers. Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software and wireless solutions.

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement.
The following tables present wireless and software revenue by key market segments for the periods stated and illustrate the relative significance of these market segments to our operations.

	For the Year Ended December 31, 2016				For the Year Ended December 31, 2015				For the Year Ended December 31, 2014
Market Segment	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
	(Dollars in thousands)
Healthcare	$81,788	$44,406	$126,194	70.3%	$85,148	$44,113	$129,261	68.2%	$90,092	$42,117	$132,209	66.0%
Government	6,867	7,286	14,153	7.9%	7,993	9,348	17,341	9.1%	9,426	11,217	20,643	10.3%
Large Enterprise	9,532	3,563	13,095	7.3%	11,539	3,009	14,548	7.7%	13,867	2,257	16,124	8.1%
Other(1)	11,403	14,716	26,119	14.5%	14,334	14,144	28,478	15.0%	19,017	12,280	31,297	15.6%
Total	$109,590	$69,971	$179,561	100.0%	$119,014	$70,614	$189,628	100.0%	$132,402	$67,871	$200,273	100.0%

(1)	Other includes hospitality, resort, indirect and billable travel revenue.
2016 Highlights
Net sales declined by 5.3% or $10.1 million during 2016 compared to 2015, driven primarily by a continued and expected decline in wireless revenue while software revenue decreased slightly for the same period. Our operating expenses declined by 4.3% or $7.1 million during 2016 compared to 2015, driven primarily by reduction in all functional categories partially offset by an increase in research and development expenses attributable to our continued investment in the development of Spok Care Connect. We are committed to increasing our research and development spend throughout 2017 as we look to continue developing new products and services as well as enhancements for our current suite of solutions. We returned approximately $22.0 million of capital to our stockholders in the form of cash dividends and share repurchases which includes the special dividend declared in December 2016 but was paid in January 2017.
2015 Highlights
Net sales declined by 5.3% or $10.6 million during 2015 compared to 2014, driven primarily by a continued and expected decline in wireless revenue partially offset by solid growth in software maintenance revenue. Year-over-year paging unit erosion improved to a low of 6.6% during 2015 which was a decrease of 2.1% compared to 2014. Operating expenses declined by 4.4% or $7.6 million during 2015 compared to 2014, driven primarily by a reduction in general and administrative as well as lower depreciation, amortization and accretion costs. We reduced our deferred income tax asset valuation allowance by $64.2 million based on our analysis and expectation that these assets would now be realized in the future prior to expiration. We returned approximately $29.0 million of capital to our stockholders in the form of cash dividends and share repurchases.
Wireless Revenue
Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. In 2015 and 2016 we launched new and exclusive one-way (T5) and two-way (T52) alphanumeric pagers, respectively. Both pagers are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (See Item 1. “Business” for more details.)

Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists of license revenue, professional services revenue, and equipment revenue. Maintenance revenue is for ongoing support of a software application or equipment (typically for one year). We recognize equipment revenue when it is shipped or delivered to the customer depending on the delivery method of Free on Board ("FOB") shipping or FOB destination, respectively. License, professional services and maintenance revenue is recognized ratably over the longer of the period of professional services delivery to the customer or the contractual term of the maintenance agreement. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement.
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

•
Research and Development. These expenses relate primarily to the development of new software products and the ongoing maintenance and enhancement of existing products. This classification consists primarily of employee payroll and related expenses, outside services related to the design, development, testing and enhancement of our solutions and to a lesser extent hardware equipment.

•
Service, rental and maintenance. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions.

•
Selling and marketing. The sales and marketing staff are involved in selling our communication solutions primarily in the United States. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function, which is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Expenses consist largely of payroll and related expenses, commissions and other costs such as travel and advertising costs.

•
General and administrative. These are expenses associated with information technology and administrative functions. This classification consists primarily of payroll and related expenses, outside service expenses, taxes, licenses and permit expenses, and facility rent expenses.

We review the percentages of these operating expenses to revenue on a regular basis. Even though the operating expenses are classified as described above, expense control and management are also performed by expense category. Approximately 65.6%, 62.5% and 60.6% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for each the years ended December 31, 2016, 2015 and 2014.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We had 587 full-time equivalent employees (“FTEs”) at December 31, 2016, a decrease of 2.2% from 600 FTEs at December 31, 2015. We very recently announced plans to hire up to 60 new employees over the next 18 to 24 months, with the majority of new hires to occur during 2017. Nearly all of the new hires will be working in software development and supporting areas for our planned integrated communications platform, Spok Care Connect.
We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.0% to 4,159 active transmitters at December 31, 2016 from 4,243 active transmitters at December 31, 2015.

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
Statements of Income
Comparison of Statement of Income Elements for the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)	2016	Change		2015	Change		2014
Revenues:
Wireless	$109,590	(9,424)	(7.9)%	$119,014	$(13,388)	(10.1)%	$132,402
Software	69,971	(643)	(0.9)%	70,614	2,743	4.0%	67,871
Total	$179,561	$(10,067)	(5.3)%	$189,628	$(10,645)	(5.3)%	$200,273
Selected operating expenses:
Cost of revenue	$30,649	$(3,202)	(9.5)%	$33,851	$1,295	4.0%	$32,556
Research and development	13,467	3,187	31.0%	10,280	779	8.2%	9,501
Service, rental and maintenance	32,734	(1,387)	(4.1)%	34,121	(1,863)	(5.2)%	35,984
Selling and marketing	24,768	(2,678)	(9.8)%	27,446	(2,567)	(8.6)%	30,013
General and administrative	41,381	(778)	(1.8)%	42,159	(3,737)	(8.1)%	45,896
Severance	1,446	(1,255)	(46.5)%	2,701	1,206	80.7%	1,495
Total	$144,445	$(6,113)	(4.1)%	$150,558	$(4,887)	(3.1)%	$155,445
FTEs	587	(13)	(2.2)%	600	13	2.2%	587
Active transmitters	4,159	(84)	(2.0)%	4,243	(96)	(2.2)%	4,339
Revenue — Wireless
The table below details total wireless revenue for the periods stated:

Revenue - wireless	2016	Change		2015	Change		2014
(Dollars in thousands)
Paging revenue	$105,048	$(9,059)	(7.9)%	$114,107	$(11,094)	(8.9)%	$125,201
Product and other revenue	4,542	(365)	(7.4)%	4,907	(2,294)	(31.9)%	7,201
Total wireless revenue	$109,590	$(9,424)	(7.9)%	$119,014	$(13,388)	(10.1)%	$132,402
The decrease in wireless revenue during 2016 compared to both 2015 and 2014, respectively, reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits.
The demand for one-way and two-way messaging declined at each specified date and we believe demand will continue to decline for the foreseeable future. Demand for our services has also been impacted by the shift from narrow band wireless service offerings to broad band technology services by our competition.
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible. Software revenue is anticipated to increase, while the wireless revenue is expected to continue to decrease reflecting the changing technology expectations of our customer base.

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
The following table sets forth information on our units in service by account size at specified dates:

Account Size	As of December 31,
(Units in thousands)	2016	% of Total	2015	% of Total	2014	% of Total
1 to 100 Units(1)	105	9.5%	123	10.5%	145	11.5%
101 to 1000 Units(1)	217	19.5%	243	20.7%	277	22.1%
> 1000 Units(1)	789	71.0%	807	68.8%	834	66.4%
Total units in service(1)	1,111	100.0%	1,173	100.0%	1,256	100.0%

(1)	All figures presented include both direct and indirect units in service.
The following table sets forth information on the net disconnect rate by account size for our customers for the periods stated:

	For the Year Ended
Account Size	2016	2015	2014
1 to 100 Units	(14.7)%	(15.0)%	(17.7)%
101 to 1000 Units	(10.5)%	(12.4)%	(8.2)%
> 1000 Units	(2.3)%	(3.3)%	(7.1)%
Total net unit loss %	(5.3)%	(6.6)%	(8.7)%

(1)	All figures presented include both direct and indirect units in service.
The following table sets forth information on Average Revenue Per Unit ("ARPU") by account size for the periods stated:

	For the Year Ended
Account Size	2016	2015	2014
1 to 100 Units	$12.36	$12.51	$12.57
101 to 1000 Units	8.64	8.65	8.79
> 1000 Units	6.71	6.81	6.78
Total ARPU	$7.67	$7.83	$7.93

(1)	All figures presented include both direct and indirect units in service.
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future annual revenue to decline in line with recent trends. The decrease in consolidated ARPU for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU will trend lower in 2017. ARPU may further be affected by lower prices for broad band wireless services offered by our competitors. Any price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.

The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service As of December 31,			Revenue For the Year Ended December 31,			Change Due To:
	2016	2015	Change	2016	2015	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	1,111	1,173	(62)	$105,048	$114,107	$(9,059)	$(1,886)	$(7,173)

	Units in Service as of December 31,			Revenue For the Year Ended December 31,			Change Due To:
	2015	2014	Change	2015	2014	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	1,173	1,256	(83)	$114,107	$125,201	$(11,094)	$(1,236)	$(9,858)
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
The table below details total revenue for software operations for the periods stated:

Revenue - software	2016	Change		2015	Change		2014
(Dollars in thousands)
Subscription	$2,112	$431	25.6%	$1,681	$198	13.4%	$1,483
License	6,720	(3,076)	(31.4)%	9,796	(1,478)	(13.1)%	11,274
Services	18,594	(243)	(1.3)%	18,837	1,465	8.4%	17,372
Equipment	5,472	(401)	(6.8)%	5,873	(1,066)	(15.4)%	6,939
Operations revenue	32,898	(3,289)	(9.1)%	36,187	(881)	(2.4)%	37,068
Maintenance revenue	37,073	2,646	7.7%	34,427	3,624	11.8%	30,803
Total revenue	$69,971	$(643)	(0.9)%	$70,614	$2,743	4.0%	$67,871
The decrease in software operations revenue during 2016 when compared to 2015 primarily reflects a decrease in the number and size of projects completed during 2016 as compared to the same period in 2015. Starting in late 2015, we began a reorganization of the sales staff and related sales territories, which realigned territories and replaced lower performing sales employees with new staff. The decrease in operational bookings during 2015 and 2016 also factored into the decrease in operational revenue for the same period. The decrease in operations revenue during 2015 when compared to 2014 primarily reflects lower sales of software to new customers which was reflected in the decrease in license revenue.
The continued increase in maintenance revenue for each of the periods stated reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance renewal rates for the year ended December 31, 2016, 2015 and 2014 were in excess of 99%. We achieve very high maintenance renewal rates compared to many companies that have software offerings, and we may experience a downward trend in maintenance renewal as communications technology and services continue to advance, and customers have more choices and opportunities to shift to newer solutions for their communication and work flow needs.
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

The following table summarizes total bookings for the periods stated:

Bookings	2016	Change		2015	Change		2014
(Dollars in thousands)
Operations and new maintenance orders	$33,598	$(4,979)	(12.9)%	$38,577	$(6,548)	(14.5)%	$45,125
Maintenance and subscription renewals	40,256	4,810	13.6%	35,446	2,057	6.2%	33,389
Total bookings	$73,854	$(169)	(0.2)%	$74,023	$(4,491)	(5.7)%	$78,514
The decrease in bookings during 2016 when compared to 2015 primarily reflects a decrease in the number of new operations orders and new maintenance orders from fewer new installations, partially offset by the continued success of maintenance and subscription renewals. Starting in late 2015, the Company undertook a reorganization of the sales staff and related sales territories. As part of that reorganization, the Company has replaced lower performing sales employees with new staff. The Company is unable to predict the impact of this reorganization on the level and timing of future software operations bookings. The Company is also migrating its sales focus from individual software solutions to its integrated solution portfolio. The change in sales focus has impacted bookings as the focus on the integrated solution portfolio requires a longer sales cycle to achieve completion. The maintenance bookings continue to reflect a strong renewal rate in excess of 99%.
Operations and new orders in 2014 reflect $6.7 million of one-time bookings for a U.S. government entity which is the primary reason for the decrease in bookings during 2015 when compared to 2014. Excluding the one-time booking, operations and new maintenance orders remained relatively flat while maintenance and subscription renewals continued to reflect a strong renewal rate in excess of 99%.
The following table summarizes backlog for the periods stated:

	For the Year Ended December 31,
Backlog	2016	2015	2014
	(Dollars in thousands)
Beginning balance	$38,650	$42,391	$40,211
Operations bookings	33,598	38,577	45,125
Maintenance and subscription renewals	40,256	35,446	33,389
Available backlog	$112,504	$116,414	$118,725
Operations revenue	(32,898)	(36,187)	(37,068)
Maintenance revenue	(37,073)	(34,427)	(30,803)
Other(1)	(4,238)	(7,150)	(8,463)
Ending balance	$38,295	$38,650	$42,391
Change in backlog	(0.9)%	(8.8)%	5.4%

(1)	Other reflects cancellations and adjustments to backlog.

We reported a software backlog of $38.3 million at December 31, 2016 which represented all orders received from customers not yet recognized as revenue. We continually review our backlog and adjust the balance to reflect the expected amount and timing of customer implementations. Refer to the discussion on revenue and bookings for explanations of the changes in backlog for the periods ending December 31, 2016, 2015 and 2014.

Operating Expenses

Operating expenses	2016	Change		2015	Change		2014
(Dollars in thousands)
Cost of revenue	$30,649	$(3,202)	(9.5)%	$33,851	$1,295	4.0%	$32,556
Research and development	13,467	3,187	31.0%	10,280	779	8.2%	9,501
Service, rental and maintenance	32,734	(1,387)	(4.1)%	34,121	(1,863)	(5.2)%	35,984
Selling and marketing	24,768	(2,678)	(9.8)%	27,446	(2,567)	(8.6)%	30,013
General and administrative	41,381	(778)	(1.8)%	42,159	(3,737)	(8.1)%	45,896
Severance	1,446	(1,255)	(46.5)%	2,701	1,206	80.7%	1,495
Total	$144,445	$(6,113)	(4.1)%	$150,558	$(4,887)	(3.1)%	$155,445
FTEs	587	(13)	(2.2)%	600	13	2.2%	587
Cost of revenue. Cost of revenue consisted primarily of the following items:

Cost of revenue	2016	Change		2015	Change		2014
(Dollars in thousands)
Payroll and related	$18,119	$998	5.8%	$17,121	$1,370	8.7%	$15,751
Cost of sales	9,689	(3,184)	(24.7)%	12,873	401	3.2%	12,472
Stock based compensation	56	(78)	(58.2)%	134	(217)	(61.8)%	351
Other	2,785	(938)	(25.2)%	3,723	(259)	(6.5)%	3,982
Total cost of revenue	$30,649	$(3,202)	(9.5)%	$33,851	$1,295	4.0%	$32,556
FTEs	181	(10)	(5.2)%	191	12	6.7%	179
As illustrated in the table above, cost of revenue expense decreased $3.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and increased $1.3 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for maintenance, support and service personnel. While there was a decrease of 10 FTEs for the year ended December 31, 2016 compared to the same period in 2015, payroll and related expenses increased by $1.0 million due primarily to the timing of hiring and departures and an increase in the average cost per employee. The increase of $1.4 million in payroll and related expenses for the year ended December 31, 2015 compare to the same period in 2014 was due primarily to an increase of 12 FTEs and by an increase in the average cost per employee.

•
Cost of sales — Cost of sales consisted primarily of third party software, use of third party resources for software implementation related work, inventory and maintenance of third party products. For the year ended December 31, 2016 compared to the same period in 2015 cost of sales decreased by $3.2 million due primarily to a decrease in the sale of third party software, less use of third party resources for software implementation related work, a reduction in billable travel costs and a one-time charge of $0.8 million related to adjustments made to our inventory balances in 2015. The increase of $0.4 million in cost of sales for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to charges related to missing or obsolete inventory in the second quarter of 2015, which was partially off-set by lower third-party professional services related to the implementation of software sales orders.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with restricted stock units (“RSUs”) granted to certain eligible employees. For the year ended December 31, 2016 compared to the same period in 2015 stock based compensation expense decreased by $0.1 million due primarily to the reversal of stock compensation expense partially offset by the issuance and amortization of the 2016 grants under the 2015 LTIP. The decrease of $0.2 million in stock based compensation expense for the year ended December 31, 2015 compare to the same period in 2014 was due primarily to lower amortization of compensation expense for awards under the 2015 Long-Term Incentive Plan ("LTIP"). (See Note 7, "Stockholders' Equity").

•
Other — Other expenses consisted primarily of repairs and maintenance, shipping, outside services and travel costs. For the year ended December 31, 2016 compared to the same period in 2015 other expenses decreased by $0.9 million due primarily to a reduction in outside services, shipping expenses, repairs and maintenance and travel costs. The decrease of $0.3 million in other expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to a decrease in outside services, repairs and maintenance and travel costs.

Research and development. We intend to substantially increase our research and development efforts associated with our software solutions due to its importance to our continued success. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions, and 4) alerting. The Company plans to continue to increase its staffing to develop its integrated communications solution portfolio. This increase in staffing will substantially impact margins and our cash flow from operations as the benefits from this development effort will not immediately be realized for at least three years. Based on this emphasis we expect the number of FTEs to increase in this area, substantially impacting future payroll and related expenses. Research and development consisted primarily of the following items:

Research and development	2016	Change		2015	Change		2014
(Dollars in thousands)
Payroll and related	$10,941	$3,195	41.2%	$7,746	$718	10.2%	$7,028
Outside services	2,088	55	2.7%	2,033	17	0.8%	2,016
Stock based compensation	52	(34)	(39.5)%	86	(4)	(4.4)%	90
Other	386	(29)	(7.0)%	415	48	13.1%	367
Total research and development	$13,467	$3,187	31.0%	$10,280	$779	8.2%	$9,501
FTEs	88	28	46.7%	60	7	13.2%	53
As illustrated in the table above, research and development expense increased $3.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and increased $0.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for product development personnel. For the year ended December 31, 2016 compared to the same period in 2015 payroll and related expenses increased by $3.2 million due primarily to an increase of 28 FTEs and an increase in the average cost per employee. The increase of $0.7 million in payroll and related expenses for the year ended December 31, 2015 compare to the same period in 2014 was due primarily to an increase of 7 FTEs and an increase in the average cost per employee.

•
Outside services — Outside services consisted primarily of third party developers. For the years ended December 31, 2016 and 2015 compared to the same period in 2015 and 2014 outside services remained relatively flat.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs granted to certain eligible employees. For the years ended December 31, 2016 and 2015 compared to the same period in 2015 and 2014 stock based compensation expense remained relatively flat. (See Note 7, "Stockholders' Equity").

•
Other — Other expenses consisted primarily of travel and office expenses. For the years ended December 31, 2016 and 2015 compared to the same period in 2015 and 2014 other expenses remained relatively flat.

Service, rental and maintenance. Service, rental and maintenance consisted primarily of the following items:

Service, rental and maintenance	2016	Change		2015	Change		2014
(Dollars in thousands)
Payroll and related	$10,724	$(164)	(1.5)%	$10,888	$249	2.3%	$10,639
Site rent	14,572	(404)	(2.7)%	14,976	(769)	(4.9)%	15,745
Telecommunications	4,569	(674)	(12.9)%	5,243	(1,120)	(17.6)%	6,363
Stock based compensation	13	(16)	(55.2)%	29	11	61.1%	18
Other	2,856	(129)	(4.3)%	2,985	(234)	(7.3)%	3,219
Total service, rental and maintenance	$32,734	$(1,387)	(4.1)%	$34,121	$(1,863)	(5.2)%	$35,984
FTEs	97	(1)	(1.0)%	98	(1)	(1.0)%	99
As illustrated in the table above, service, rental and maintenance expense decreased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and decreased $1.9 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and quality assurance personnel. For the year ended December 31, 2016 compared to the same period in 2015 payroll and related expenses decreased by $0.2 million due primarily to a decrease of 1 FTE partially offset by an increase in the average cost per employee. The increase of $0.2 million in payroll and related expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to a decrease of 1 FTE offset by an increase in the average cost per employee.

•
Site rent — Site rent expenses consisted primarily of rent for transmitter locations used in our paging network. For the year ended December 31, 2016 compared to the same period in 2015 and for the year ended December 31, 2015 compared to the same period in 2014, site rent expenses decreased by $0.4 million and $0.8 million, respectively, due primarily to the rationalization of our networks, which has decreased the number of transmitters required to provide service to our customers. The reduction in transmitters has, in turn, reduced the number of lease locations. The number of active transmitters declined 2.0% from December 31, 2015 to December 31, 2016 and 2.2% from December 31, 2014 to December 31, 2015.

•
Telecommunications — Telecommunications expenses consisted primarily of expenses incurred to interconnect our paging networks and to provide telephone numbers for customer use, points of contact for customer service, and connectivity among our offices. For the year ended December 31, 2016 compared to the same period in 2015 and for the year ended December 31, 2015 compared to the same period in 2014, telecommunications expenses decreased by $0.7 million and $1.1 million, respectively, due to the consolidation of our networks. We believe continued reductions in these expenses will occur as our networks continue to be consolidated for the foreseeable future.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs granted to certain eligible employees. For the year ended December 31, 2016 and 2015 compared to the same period in 2015 and 2014 stock based compensation expense remained relatively flat. (See Note 7, "Stockholders' Equity").

•
Other — Other expenses consisted primarily of repairs and maintenance and outside services and includes management of these expenses to reflect the continued transition to support the growth in software revenue. For the year ended December 31, 2016 compared to the same period in 2015 other expenses decreased by $0.1 million due primarily to repairs and maintenance. The decrease of $0.2 million in other expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to a reclassification of expenses to other functional categories.

Selling and marketing. Selling and marketing consisted primarily of the following items:

Selling and marketing	2016	Change		2015	Change		2014
(Dollars in thousands)
Payroll and related	$14,252	$(841)	(5.6)%	$15,093	$(908)	(5.7)%	$16,001
Commissions	5,649	(1,590)	(22.0)%	7,239	(1,230)	(14.5)%	8,469
Stock based compensation	67	(44)	(39.6)%	111	(433)	(79.6)%	544
Other	4,800	(203)	(4.1)%	5,003	4	0.1%	4,999
Total selling and marketing	$24,768	$(2,678)	(9.8)%	$27,446	$(2,567)	(8.6)%	$30,013
FTEs	107	(23)	(17.7)%	130	6	4.8%	124
As illustrated in the table above, selling and marketing expense decreased $2.7 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and decreased $2.6 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for sales and marketing personnel. For the year ended December 31, 2016 compared to the same period in 2015 payroll and related expenses decreased by $0.8 million due primarily to a decrease of 23 FTEs, predominately related to the reorganization of our sales staff and related sales territories, partially offset by an increase in the average cost per employee. This decrease in FTEs reflects the reorganization of the sales staff, which includes the replacement of underperforming sales employees. While there was an increase of 6 FTEs for the year ended December 31, 2015 compared to the same period in 2014, the average headcount outstanding for 2015 was lower by approximately 16 FTEs compared to the same period in 2014. The decrease of $0.9 million in payroll and related expenses in 2015 was due primarily to the lower average headcount, partially offset by an increase in the average cost per employee.

•
Commissions — Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as projects are implemented and are impacted by the level of software operations revenue. For the year ended December 31, 2016 compared to the same period in 2015 commissions expense decreased by $1.6 million due primarily to lower software operations revenue compared to the same period in the prior year and to a lesser extent due to the continued impact from the change in the commission plan incentives made in 2015. The decrease of $1.2 million in commissions expense for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to the impact of a change in the commission plan incentives, which lowered the commission paid on the sale of certain products and to a lesser extent on lower software operations revenue in 2015.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs granted to certain eligible employees. For the year ended December 31, 2016 compared to the same period in 2015 stock based compensation expense remained relatively flat due primarily to the reversal of stock compensation expense partially offset by the issuance and amortization of the 2016 grants under the 2015 LTIP. The decrease of $0.4 million in stock based compensation expense for the year ended December 31, 2015 compare to the same period in 2014 was due primarily to lower amortization of compensation expense for awards under the 2015 LTIP. (See Note 7, "Stockholders' Equity").

•
Other — Other expenses consisted primarily of advertising, trade show, convention and related travel expenses and reflect our focus on identifying sales opportunities. For the year ended December 31, 2016 compared to the same period in 2015 other expenses decreased by $0.2 million due primarily to customer referral fees and an aggregate of smaller insignificant costs partially offset by higher advertising expenses in 2015. Other expenses remained relatively consistent for the year ended December 31, 2015 compared to the same period in 2014.

General and administrative. General and administrative consisted primarily of the following items:

General and administrative	2016	Change		2015	Change		2014
(Dollars in thousands)
Payroll and related	$17,382	$(458)	(2.6)%	$17,840	$(350)	(1.9)%	$18,190
Stock based compensation	666	(842)	(55.8)%	1,508	(1,327)	(46.8)%	2,835
Facility rent	3,315	(190)	(5.4)%	3,505	(9)	(0.3)%	3,514
Outside services	8,005	844	11.8%	7,161	196	2.8%	6,965
Taxes, licenses and permits	4,254	(222)	(5.0)%	4,476	(479)	(9.7)%	4,955
Other	7,759	90	1.2%	7,669	(1,768)	(18.7)%	9,437
Total general and administrative	$41,381	$(778)	(1.8)%	$42,159	$(3,737)	(8.1)%	$45,896
FTEs	114	(7)	(5.8)%	121	(11)	(8.3)%	132
As illustrated in the table above, general and administrative expense decreased $0.8 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and decreased $3.7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management. For the year ended December 31, 2016 compared to the same period in 2015 payroll and related expenses decreased by $0.5 million due primarily to a decrease of 7 FTEs partially offset by an increase in the average cost per employee. The decrease of $0.4 million in payroll and related expenses for the year ended December 31, 2015 compare to the same period in 2014 was due primarily to a decrease of 11 FTEs partially offset by an increase in the average cost per employee.

•
Stock based compensation — Stock based compensation expenses consisted primarily of amortization of compensation expense associated with RSUs granted to certain eligible employees. For the year ended December 31, 2016 compared to the same period in 2015 stock based compensation expense decreased by $0.8 million due primarily to the reversal of stock compensation expense partially offset by the issuance and amortization of the 2016 grants under the 2015 LTIP. The decrease of $1.3 million in stock based compensation expense for the year ended December 31, 2015 compare to the same period in 2014 was due primarily to lower amortization of compensation expense for awards under the 2015 LTIP. (See Note 7, "Stockholders' Equity").

•
Facility Rent— Facility rent expenses consisted primarily of rent, utilities and other fees related to the lease of office space for administrative purposes. For the year ended December 31, 2016 compared to the same period in 2015 facility rent expenses decreased by $0.2 million due primarily to reductions in rent and utilities. Facility rent expenses stayed relatively consistent for the year ended December 31, 2015 compared to the same period in 2014.

•
Outside services — Outside service expenses consisted primarily of costs associated with professional services related to financial reporting, taxes and internal control compliance. For the year ended December 31, 2016 compared to the same period in 2015 outside service expenses increased by $0.8 million due primarily to costs related to the enhancement and replacement of certain internal processes and systems. These costs include enhancement of our current customer relationship management solution, implementation of an enterprise resource planning platform, replacement of our sales quoting tool and the addition of commission software. The increase of $0.2 million in outside service expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to higher professional service fees for external accounting and tax support services.

•
Taxes, licenses and permits — Taxes, license and permit expenses consisted primarily of property, franchise, gross receipts and transactional taxes and are primarily impacted by our level of revenue and property and equipment base. For the year ended December 31, 2016 compared to the same period in 2015, taxes, license and permit expenses decreased by $0.2 million due primarily to a decrease in gross receipts, license and permits and personal property tax partially offset by an increase in sales and use tax. The decrease of $0.5 million in taxes, license and permit expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to a decrease in gross receipts and sales and use tax partially offset by increases in license and permits expense.

•
Other — Other expenses consisted primarily of bad debt, insurance, shipping costs, financial services and office rent and utilities. For the year ended December 31, 2016 compared to the same period in 2015 other expenses increased by $0.1 million due primarily to an aggregate of smaller insignificant costs. The decrease of $1.8 million in other expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to a non-recurring charge of $0.8 million related to future billing credits, relocation expenses and refunds and repairs and maintenance for the year ended December 31, 2014, which were not incurred in 2015.

Severance. For the year ended December 31, 2016 compared to the same period in 2015 and for the year ended December 31, 2015 compared to the same period in 2014 severance expenses decreased by $1.3 million and increased by $1.2 million, respectively, due primarily to the departure of two executives during the year ended December 31, 2015 which were not incurred in 2016 or 2014 (See Note 1, "Organization and Significant Accounting Policies", for further discussion on our severance policies).
Depreciation, amortization and accretion. For the year ended December 31, 2016 compared to the same period in 2015 depreciation, amortization and accretion expenses decreased by $1.0 million due primarily to $0.6 million related to the amortization of our acquired technology and non-compete arrangements which were included for the year ended December 31, 2015 but were completely amortized during the year ended December 31, 2016 and $0.5 million related to lower depreciation expense because of a lower balance of pagers for the year ended December 31, 2016 partially offset by $0.1 million in other changes. The decrease of $2.7 million in depreciation, amortization and accretion expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to $1.6 million in lower depreciation expense for the period for non-paging device assets and $1.0 million in lower amortization expense for intangible assets associated with the change in the useful life of software related intangibles due to our rebranding in 2014 and $0.1 million in other changes.
Interest expense, net, Other income, net and Income tax expense
Interest income (expense), net. For the year ended December 31, 2016, compared to the same period in 2015, interest income increased by $0.3 million primarily due to an increase in funds held in interest bearing accounts. The increase of $0.5 million in interest expense, net for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to recognition of the remaining deferred financing costs associated with the revolving credit facility, which was terminated on December 15, 2014 and was not subsequently recognized in 2015.
Other income, net. For the year ended December 31, 2016 compared to the same period in 2015 other income, net decreased by $0.6 million due primarily to $0.8 million related to the sale of two land parcels in 2015 that did not occur in 2016 partially offset by $0.2 million related to a reduction in the total estimated royalty liability for the purchase of IMCO in 2012. The increase of $1.6 million in other income, net for the year ended December 31, 2015 compared to the same period in 2014, was due primarily to $0.8 million related to the sale of two land parcels and $0.3 million related to dividend income.
Income tax expense (benefit). Spok's income tax expense (benefit) has fluctuated for the periods presented below, largely due to non-cash adjustments related to our deferred income tax assets and related valuation allowance. The effects of foreign taxes are immaterial for all periods presented. The following is the effective tax rate reconciliation for the years ended December 31, 2016, 2015 and 2014, respectively (See Note 8, "Income Taxes", for further discussion on our income taxes):

Effective tax rate reconciliation	2016		2015		2014
(Dollars in thousands)
Income before income tax expense	$22,971		$26,298		$27,327
Federal income tax expense at the Federal statutory rate	$8,040	35.0%	$9,204	35.0%	$9,564	35.0%
State income taxes, net of Federal benefit	867	3.8%	1,021	3.9%	1,188	4.3%
Change in valuation allowance	—	—%	(64,159)	(244.0)%	(5,087)	(18.6)%
Other, including permanent differences	85	0.4%	(14)	(0.1)%	917	3.4%
Income tax expense (benefit)	$8,992	39.1%	$(53,948)	(205.1)%	$6,582	24.1%
Income tax expense increased by $62.9 million for the year ended December 31, 2016 compared to the same period in 2015 due primarily to a $64.2 million one-time favorable adjustment to the deferred income tax asset ("DTA") valuation allowance in 2015. This was partially offset by $1.2 million in lower income tax expense related to a decrease of $3.3 million in income before income tax expense and $0.1 million in other changes. The decrease of $60.5 million in income tax expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to a $59.1 million greater reduction in the deferred income tax asset valuation allowance in 2015 than in 2014 and $1.4 million in other changes. The favorable adjustments to the DTA valuation allowance in both 2015 and 2014 relate to our assessment on the probability of future recoverability of our DTAs.

The pro-forma effective tax rate excludes the effects of the change in the valuation allowance and the change in the deferred income tax assets to provide a more comparable effective tax rate. The following are the pro-forma effective tax rates for the years ended December 31, 2016, 2015 and 2014, respectively:

Pro forma effective tax rate	2016	2015	2014
(Dollars in thousands)
Effective tax rate	39.1%	(205.1%)	24.1%
Change in valuation allowance	—%	244.0%	18.6%
Pro-forma effective tax rate	39.1%	38.9%	42.7%
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2016, we had cash and cash equivalents of $125.8 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to increase substantially our investment in developing our integrated communications platform over the next two or three years commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period and possibly longer until revenues from our Spok Care Connect platform begin to be realized.
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, not resume our common stock repurchase program, and/or sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms. As of December 31, 2016, our available cash on hand was $125.8 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2016, should be adequate to meet anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,			Change Between 2016 and 2015
	2016	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$37,461	$41,837	$41,559	$(4,376)
Net cash used in investing activities	(6,254)	(5,565)	(7,614)	(689)
Net cash used in financing activities	(16,723)	(32,809)	(15,151)	16,086
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities reflects the reclassification of $3.8 million to net cash used in financing activities associated with employee stock based compensation tax withholding. Excluding this reclassification, net cash provided by operating activities decreased $0.6 million for the year ended December 31, 2016 compared to the same period in 2015 due primarily to a decrease in net income, net of adjustments related to deferred income tax benefit (expense) of $4.3 million (decrease in cash flow), a decrease of $1.0 million in depreciation, amortization and accretion expenses (decrease in cash flow), a decrease of $1.0 million in stock based compensation expenses (decrease in cash flow) partially offset by $0.7 million in other non-cash items (increase in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects an $8.4 million greater increase in accounts payable, accrued liabilities and other (increase in cash flow), $0.7 million lower increase in deferred revenue (decrease in cash flow) and a net $2.7 million greater increase to assets (decrease in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities increased $0.7 million for the year ended December 31, 2016 compared to the same period in 2015 due primarily to lower proceeds from the disposal of property and equipment.
Net Cash Used in Financing Activities. Net cash used in financing activities decreased $16.1 million for the year ended December 31, 2016 from the same period in 2015 due primarily to $2.6 million less in special dividends paid, an $8.6 million decrease in common stock repurchases, net of proceeds from the issuance of common stock, $0.6 million related to the payment of accumulated cash dividends earned on vested RSUs from the 2011 LTIP in 2015 and $0.5 million related to a reduction in the quarterly dividend payment as a result of less common stock outstanding in 2016 as compared to 2015 . The remaining offset was related to the early adoption of ASU No. 2016-09 and the reclassification of $3.8 million in employee stock based compensation for tax withholding purposes for the year ended December 31, 2015 (See Note 2 to our Consolidated Financial Statements for further details regarding ASU No. 2016-09).
Cash Dividends to Stockholders. For the year ended December 31, 2016, we paid a total of $10.3 million in cash dividends compared to $14.0 million in cash dividends for the same period in 2015. Cash dividends paid to stockholders in 2016 decreased by $3.7 million primarily due to $0.6 million related to the payment of accumulated cash dividends earned on vested RSU from the 2011 LTIP in 2015 and $0.5 million related to a reduction in the quarterly dividend payment as a result of less common stock outstanding in 2016 as compared to 2015 and $2.6 million related to a special dividend of $0.125 which was declared and paid in 2015.
Future Cash Dividends to Stockholders. On December 20, 2016 our Board of Directors declared a special dividend of $0.25 per share of common stock, with a record date of January 4, 2017, and a payment date of January 17, 2017. This cash dividend of approximately $5.2 million will be paid from available cash on hand. On March 1, 2017, our Board of Directors declared a regular quarterly dividend of $0.125 per share of common stock, with a record date of March 17, 2017, and a payment date of March 30, 2017. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. For the year ended December 31, 2016, we purchased 388,255 shares of our common stock under the repurchase program for $6.4 million, net of proceeds from the issuance of common stock. The repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. The Company's Board of Directors did not reset the repurchase authority under the share repurchase program for 2017 and the previous authority expired on December 31, 2016. (See Note 7, "Stockholders' Equity", for further discussion on our common stock repurchase program.)
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
On December 15, 2014, we terminated the Amended Credit Agreement and underlying revolving credit facility. At the time the revolving credit facility was terminated, we were in compliance with all the required financial covenants and did not incur any early termination penalties. As of December 31, 2016, we had no outstanding debt.
Other. For 2017, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors, in 2017.
Commitments and Contingencies
Contractual Obligations. The following table provides the Company's significant commitments and contractual obligations as of December 31, 2016.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$17,150	$6,672	$6,703	$2,678	$1,097
Purchase obligations	3,992	—	3,992	—	—
Total contractual obligations	$21,142	$6,672	$10,695	$2,678	$1,097
As of December 31, 2016, our contractual payment obligations under our operating leases for office and transmitter locations are indicated in the table above. For purposes of the table above, purchase obligations are defined as agreements to purchase goods or services that are enforceable, legally binding, noncancelable, has a remaining term in excess of one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. These purchase obligations primarily relate to commitments to purchase a minimum number of pagers. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. See Note 10, "Commitments and Contingencies", for further discussion on commitments and contingencies.
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
Related Parties
See Note 12, "Related Parties", for further discussion on our related party transactions.
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
Critical Accounting Policies and Estimates
The preceding discussion and analysis of financial condition and statement of income is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates, judgments and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, "Organization and Significant Accounting Policies", of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or condition.

Management believes the Company's critical accounting policies and estimates are those related to revenue recognition, asset retirement obligations, income taxes and the impairment of long-lived assets and intangible assets subject to amortization and goodwill. Management considers these policies critical because of the significant judgment and estimates inherent within each process and their importance to the overall presentation of the Company's financial statements and operating results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We recognize revenue when four basic criteria have been met:

•	there is persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed or determinable; and

•	collectability is reasonably assured.
Amounts billed to customers, but not meeting the above revenue recognition criteria are deferred until all four criteria have been met.
Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. If both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. At the time a contract is executed, we evaluate the contract to assess whether the fee is fixed or determinable. If the fee is assessed as not being fixed or determinable, revenue recognition is delayed until this assessment can be made. Additionally, we review customer creditworthiness and our historical ability to collect payments when due.
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
Software revenue consists of two primary components: (1) operations revenue consisting of software license revenue, professional services revenue and equipment revenue, and (2) maintenance revenue.
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
The DTA valuation allowance reflects management’s judgment concerning the ultimate recoverability of the DTAs. At December 31, 2016, Spok did not have a valuation allowance.
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

Since 2012, we have elected to capitalize and amortize over 10 years, software research and development costs. In the near term, this has the effect of increasing taxable income and the amount of net operating losses utilized.
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
Recent and Pending Accounting Standards
Revenue
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since this ASU was issued, the FASB has issued several updates including ASU No. 2015-14 in July 2015 which delayed the effective date, ASU No. 2016-08 in March 2016 which updated guidance related to principal versus agent considerations, ASU No. 2016-10 in April 2016 which updated guidance related to the identification of performance obligations, ASU No. 2016-12 in May 2016 which updated guidance related to scope improvements and practical expedients and ASU No. 2016-20 which provided technical corrections and improvements but did not update guidance issued in prior updates. The effective date is January 1, 2018, and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.
ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have completed our review of the acceptable transition methods and have selected the modified retrospective approach. We currently believe the modified retrospective approach will have a material impact on both deferred revenue and retained earnings in our 2018 consolidated financial statements.
We currently believe the standard will materially impact our revenue recognition on a going-forward basis once adopted. While we continue to assess the potential impacts of this standard, we currently believe that the most significant impact relates to our accounting for software license revenue. We expect software license revenue to be recognized at the time of shipment rather than over a combined service period or subscription period. Due to the nuances of certain contracts the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of shipment.

Leases
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
ASU No. 2016-02 will be effective for fiscal years beginning on January 1, 2019, including the related interim periods and early adoption of the standard is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
Stock Compensation
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
ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption upon issuance of the ASU is permitted. We have adopted this new ASU effective January 1, 2016. As part of the adoption, we have made an accounting policy election to account for forfeitures as incurred rather than estimate the number of awards that are expected to be forfeited. The following summary provides further clarification of the transition approaches and the impact on the Company for each issue in ASU No. 2016-09 that requires a retrospective or modified retrospective approach:

•
For entities electing to account for forfeitures as they are incurred, a modified retrospective transition approach, with a cumulative-effect adjustment recognized in equity, is required for stock based compensation accounted for prior to the date on which the standard is adopted. We made the policy election to account for forfeitures as incurred and therefore, recorded a cumulative-effect adjustment in equity to account for this change in the first quarter of 2016. The overall impact to our consolidated financial statements is immaterial. Future forfeitures will be accounted for as they are incurred rather than estimating the number of awards that are expected to be forfeited at the time of grant.

•
A retrospective transition approach is required for classification of employee taxes paid in the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. In the three months ended March 31, 2015, shares were withheld for tax-withholding purposes related to the payment of vested 2011 LTIP awards. Previously, the withholdings were classified as an operating activity within our Statement of Cash Flows. We have retrospectively reclassified those withholdings as a financing activity and the total reclassification was $3.8 million.

•
There was no additional impact on our financial statements, resulting from the adoption of ASU No. 2016-09, that required a retrospective or modified retrospective approach. Any additional requirements under this ASU will be accounted for on a prospective basis.

Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new standard simplifies how an entity tests for goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. By eliminating Step 2 an entity must now record an impairment to goodwill based on an analysis of the fair value of a reporting unit as compared to its carrying amount. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value.
ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020. including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. All changes are to be accounted for on a prospective basis upon adoption. We continue to evaluate the impact ASU No. 2017-04 will have on our consolidated financial statements. We have not yet determined whether we will early adopt ASU No. 2017-04.

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

Non-GAAP Financial Measures	2016	2015	2014
(Dollars in thousands)
Net income	$13,979	$80,246	$20,745
Plus (Less): Income tax expense (benefit)	8,992	(53,948)	6,582
Plus (Less): Other expense (income)	(543)	(1,182)	368
Plus (Less): Interest expense (income)	(275)	(16)	456
Operating income	22,153	25,100	28,151
Plus: Depreciation, amortization and accretion	12,963	13,970	16,677
EBITDA (as defined by the Company)	35,116	39,070	44,828
Less: Purchases of property and equipment	(6,256)	(6,374)	(7,679)
OCF (as defined by the Company)	$28,860	$32,696	$37,149

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2016, we had no outstanding borrowings or associated debt service requirements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this 2016 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC no later than May 1, 2016.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders:

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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders entitled “Related Person Transactions and Code of Conduct.” The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders entitled “Board and Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	1. Financial Statements
2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 33

(a)	Exhibits
The exhibits listed in the accompanying index to exhibits, that follows the Signatures page, are filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Spok Holdings, Inc.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer
March 2, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	March 2, 2017
Vincent D. Kelly

/s/ Shawn E. Endsley	Chief Financial Officer (principal financial officer)	March 2, 2017
Shawn E. Endsley

/s/ Royce Yudkoff	Chairman of the Board	March 2, 2017
Royce Yudkoff

/s/ N. Blair Butterfield	Director	March 2, 2017
N. Blair Butterfield

/s/ Stacia A. Hylton	Director	March 2, 2017
Stacia A. Hylton

/s/ Brian O’Reilly	Director	March 2, 2017
Brian O’Reilly

/s/ Matthew Oristano	Director	March 2, 2017
Matthew Oristano

/s/ Samme L. Thompson	Director	March 2, 2017
Samme L. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spok Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 2, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 2, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 2, 2017

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share and per share amounts)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$125,816	$111,332
Accounts receivable, net	23,666	22,638
Prepaid expenses and other	4,384	5,352
Inventory, net	1,996	2,291
Total current assets	155,862	141,613
Non-current assets:
Property and equipment, net	12,818	15,386
Goodwill	133,031	133,031
Intangible assets, net	10,803	14,964
Deferred income tax assets, net	73,068	79,994
Other non-current assets	2,505	1,445
Total non-current assets	232,225	244,820
TOTAL ASSETS	$388,087	$386,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,909	$2,121
Accrued compensation and benefits	13,268	10,864
Accrued dividends payable	5,140	—
Accrued taxes	4,132	3,465
Deferred revenue	29,145	27,045
Other current liabilities	2,733	3,661
Total current liabilities	56,327	47,156
Non-current liabilities:
Deferred revenue	752	741
Other non-current liabilities	8,921	8,972
Total non-current liabilities	9,673	9,713
TOTAL LIABILITIES	66,000	56,869
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 20,525,614 and 20,886,261 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	104,810	110,435
Retained earnings	217,275	219,127
TOTAL STOCKHOLDERS’ EQUITY	322,087	329,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$388,087	$386,433
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2016	2015	2014
Revenue:
Wireless	$109,590	$119,014	$132,402
Software	69,971	70,614	67,871
Total revenue	179,561	189,628	200,273
Operating expenses:
Cost of revenue	30,649	33,851	32,556
Research and development	13,467	10,280	9,501
Service, rental and maintenance	32,734	34,121	35,984
Selling and marketing	24,768	27,446	30,013
General and administrative	41,381	42,159	45,896
Severance	1,446	2,701	1,495
Depreciation, amortization and accretion	12,963	13,970	16,677
Total operating expenses	157,408	164,528	172,122
Operating income	22,153	25,100	28,151
Interest income (expense)	275	16	(456)
Other income (expense)	543	1,182	(368)
Income before income tax expense	22,971	26,298	27,327
Income tax benefit (expense)	(8,992)	53,948	(6,582)
Net income	$13,979	$80,246	$20,745
Basic and diluted net income per common share	$0.68	$3.74	$0.96
Basic and diluted weighted average common shares outstanding	20,586,066	21,471,041	21,644,163
Cash dividends declared per common share	$0.750	$0.625	$0.500
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2014	21,652,341	$2	$127,264	$142,684	$269,950
Net income	—	—	—	20,745	20,745
Issuance of common stock under the Equity Plan	5,820	—	85	—	85
Issuance of common stock for vested restricted stock units under the Equity Plan	559,689	—	—	—	—
Amortization of stock based compensation	—	—	3,753	—	3,753
Cash dividends declared	—	—	—	(11,050)	(11,050)
Common stock repurchase program	(263,772)	—	(4,325)	—	(4,325)
Issuance of restricted common stock under the Equity Plan	24,684	—	—	—	—
Other	—	—	(99)	—	(99)
Balance, December 31, 2014	21,978,762	$2	$126,678	$152,379	$279,059
Net income	—	—	—	80,246	80,246
Purchase of common stock for tax withholding, net	(217,211)	—	(3,824)	—	(3,824)
Amortization of stock based compensation	—	—	1,868	—	1,868
Cash dividends declared	—	—	—	(13,498)	(13,498)
Common stock repurchase program	(897,177)	—	(15,008)	—	(15,008)
Issuance of restricted common stock under the Equity Plan	21,887	—	—	—	—
Other	—	—	721	—	721
Balance, December 31, 2015	20,886,261	$2	$110,435	$219,127	$329,564
Net income	—	—	—	13,979	13,979
Issuance of common stock under the Employee Stock Purchase Plan	3,961	—	53	—	53
Purchased and retired common stock	(2)	—	—	—	—
Amortization of stock based compensation	—	—	854	—	854
Cash dividends declared	—	—	—	(15,766)	(15,766)
Common stock repurchase program	(388,255)	—	(6,489)	—	(6,489)
Issuance of restricted common stock under the Equity Plan	23,649	—	—	—	—
Other	—	—	(43)	(65)	(108)
Balance, December 31, 2016	20,525,614	$2	$104,810	$217,275	$322,087
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$13,979	$80,246	$20,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,963	13,970	16,677
Amortization of deferred financing costs	—	—	456
Deferred income tax (benefit) expense	6,926	(55,018)	4,740
Stock based compensation	854	1,868	3,838
Provisions for doubtful accounts, service credits and other	761	1,290	1,128
Adjustments of non-cash transaction taxes	(270)	(686)	(310)
(Gain)/Loss on disposals of property and equipment	2	(793)	3
Changes in assets and liabilities:
Accounts receivable	(1,790)	1,041	(8,013)
Prepaid expenses, intangible assets and other assets	843	658	17
Accounts payable, accrued liabilities and other	1,083	(3,556)	1,192
Deferred revenue	2,110	2,817	1,086
Net cash provided by operating activities	37,461	41,837	41,559
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposals of property and equipment	(6,254)	(5,565)	(7,614)
Net cash used in investing activities	(6,254)	(5,565)	(7,614)
Cash flows from financing activities:
Cash distributions to stockholders	(10,287)	(13,976)	(10,826)
Purchase of common stock (including commissions), net of proceeds from issuance of common stock	(6,436)	(15,008)	(4,325)
Employee stock based compensation tax withholding	—	(3,825)	—
Net cash used in financing activities	(16,723)	(32,809)	(15,151)
Net increase in cash and cash equivalents	14,484	3,463	18,794
Cash and cash equivalents, beginning of period	111,332	107,869	89,075
Cash and cash equivalents, end of period	$125,816	$111,332	$107,869
Supplemental disclosure:
Income taxes paid	$695	$1,521	$1,448
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok, Inc., a wholly owned subsidiary of Spok Holdings, Inc. (NASDAQ: SPOK)("Spok" or the "Company"), is proud to be the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
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
Basis of Presentation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all periods reported herein and all such adjustments are of a normal, recurring nature (except for the reduction of deferred income tax assets and related valuation allowance described in further detail below under the heading "Prior Period Financial Statement Correction of an Immaterial Misstatement").
Amounts shown on the consolidated statements of income within the operating expense categories of cost of revenue; research and development; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance, depreciation, amortization and accretion. These items are shown separately on the consolidated statements of income within operating expenses. Foreign currency translation adjustments were immaterial and are not presented separately in our consolidated statements of stockholders’ equity and balance sheets, and consequently no statements of comprehensive income are presented.
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter 2016, the Company concluded that it was appropriate to separately state those operating costs related to research and development. Previously those costs had been classified under the Service, Rental and Maintenance operating category. Corresponding reclassifications were made to the Consolidated Statements of Income for the years ended December 31, 2015 and 2014. This change in classification has no effect on the previously reported Consolidated Statements of Income for any period.

Prior Period Financial Statement Correction of an Immaterial Misstatement
In 2016, we identified certain adjustments in preparing our provision for income taxes, the most significant of which relating to our determination that certain net operating loss carryforwards (“NOLs”) available for state income tax purposes on which we based our calculation of the deferred income tax asset and deferred income tax benefit in our financial statements for the year ended December 31, 2015 were overstated, resulting in the recorded deferred income tax asset and benefit reported in our 2015 financial statements being overstated by approximately $4.3 million. The aggregate amount and effect of all such adjustments was $4.0 million. The Company files income tax returns in substantially every state in the United States. After undertaking an extensive reconciliation of its cumulative net operating loss carryforwards in 2016 as a result of a recent 3rd party Tax Court decision upheld upon appeal impacting another taxpayer, the Company found that a portion of the NOLs used in prior periods were subject to this Tax Court decision, requiring the absorption and use of other NOLs not subject to this decision, lowering the amount of related deferred income tax assets reported by the Company at December 31, 2015. Further details related to this decision can be found in Note 8 "Income Taxes". This adjustment did not impact the Company’s cash flows from operations or cash position. Financial statements relating to any other prior period were also not affected by this matter.
The Company also determined, based on the performance criteria of the 2011 Long-Term Incentive Plan ("LTIP") and 2015 LTIP for the 2015 and 2016 grants, that unvested restricted stock units ("RSUs") have not met since issuance, the criteria to be considered dilutive. Our 2016 Consolidated Financial Statements reflect this determination, along with additional corrections, within the calculation of basic and diluted weighted average shares outstanding and earnings per share for the years ended December 31, 2016, 2015 and 2014.
We assessed the materiality of these misstatements on our 2014 and 2015 financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. However, the amount of the prior period correction, if recorded in 2016, would have been material to the quarterly amounts within our current 2016 Consolidated Statements of Operations. Consequently, in accordance with ASC 250 (specifically SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), we have corrected these misstatements in 2014 and 2015 by revising the consolidated 2014 and 2015 financial statements and other financial information included herein. Periods not presented herein will be revised, as applicable, in future filings.
The effect of these revisions on the Company's Consolidated Balance Sheet is as follows:

(Dollars in thousands)	As Previously Reported At December 31, 2015	Adjustment	As Revised At December 31, 2015
Gross deferred income tax asset	$129,760	265	$130,025
Valuation allowance	(45,777)	(4,254)	(50,031)
Net deferred income tax asset	83,983	(3,989)	79,994
Retained earnings	223,116	(3,989)	219,127
The effect of these revisions on the Company's Consolidated Statement of Income is as follows:

(Dollars in thousands, except for share and per share amounts)	As Previously Reported for the Twelve Months Ended December 31, 2015	Adjustment	As Revised for the Twelve Months Ended December 31, 2015
Income tax benefit	$57,937	$(3,989)	$53,948
Net income	84,235	(3,989)	80,246
Basic net income per common share	3.99	(0.25)	3.74
Basic weighted average common shares outstanding	21,120,268	350,773	21,471,041
Diluted net income per common share	3.98	(0.24)	3.74
Diluted weighted average common shares outstanding	21,186,750	284,291	21,471,041

(Dollars in thousands, except for share and per share amounts)	As Previously Reported for the Twelve Months Ended December 31, 2014	Adjustment	As Revised for the Twelve Months Ended December 31, 2014
Basic weighted average common shares outstanding	21,621,466	22,697	21,644,163
Diluted net income per common share	$0.94	$0.02	$0.96
Diluted weighted average common shares outstanding	22,090,770	(446,607)	21,644,163

(Dollars in thousands, except for per share amounts)	As Previously Reported for the Three Months Ended December 31, 2015	Adjustment	As Revised for the Three Months Ended December 31, 2015
Income tax benefit	$57,937	$(3,989)	$53,948
Net income	72,721	(3,989)	68,732
Basic net income per common share	3.54	(0.26)	3.28
Diluted net income per common share	3.53	(0.25)	3.28
The effect of these revisions on the Company's Consolidated Statement of Cash Flows is as follows:

(Dollars in thousands)	As Previously Reported At December 31, 2015	Adjustment	As Revised At December 31, 2015
Net income	$84,235	$(3,989)	$80,246
Deferred income tax (benefit) expense	(59,007)	3,989	(55,018)
Use of Estimates
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
Revenue Recognition
We recognize revenue when four basic criteria have been met:

•	there is persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed or determinable; and

•	collectability is reasonably assured.
Amounts billed to customers, but not meeting the above revenue recognition criteria are deferred until all four criteria have been met.
Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we use a purchase order as evidence of an arrangement. If both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. At the time a contract is executed, we evaluate the contract to assess whether the fee is fixed or determinable. If the fee is assessed as not being fixed or determinable, revenue recognition is delayed until this assessment can be made. Additionally, we review customer creditworthiness and our historical ability to collect payments when due.
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
Software revenue consists of two primary components: (1) operations revenue consisting of software license revenue, professional services revenue and equipment revenue, and (2) maintenance revenue.
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
For our software deliverables, which include software licenses, professional services, and post-contract support (maintenance), we further allocate arrangement consideration using the residual method. As noted above, we have not established VSOE for our software licenses, professional services and premium maintenance. However, we have established, and continue to maintain, VSOE for our standard post-contract support (maintenance). We recognize contract revenue ratably over the longer of the estimated services delivery period or the maintenance term. If delivery of the software and services is completed before the end of the maintenance period, then the remaining revenue associated with these elements is recognized in full at this time. Any unrecognized revenue related to maintenance continues to be recognized ratably over the remaining term of the maintenance period. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement. The defined services period for most of our projects is shorter than the maintenance term.
The Company recognizes deferred revenue when it receives payments in advance of the delivery of products or the performance of services. Our deferred balance represents the contractual obligation for maintenance, software license, professional services and wireless services for which we have received payment in advance of meeting the revenue recognition criteria. We will recognize revenue when the goods or services meet our revenue recognition criteria.
Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that primarily resulted from our previous acquisitions. Such intangibles are amortized over periods up to ten years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecast estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived and amortizable intangible assets, we would record an impairment charge to the extent the carrying value exceeded the fair value of such assets.

Goodwill resulting from our acquisitions is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the reporting period. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying value. If the reporting unit’s fair value is less than the carrying amount of the reporting unit, we compare the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The amount by which the implied fair value is less than the carrying value of the goodwill, if any, is recognized as an impairment loss. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. A confirmatory discounted cash flow analysis is also used to assess whether impairment exists. This calculation requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital.
We did not record any impairment of long-lived assets, definite lived intangible assets or goodwill for the years ended December 31, 2016, 2015 and 2014.
Accounts Receivable Allowances
Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses and a reduction of revenue, respectively. Accounts receivable was recorded net of $1.1 million and $1.3 million allowance for the periods ended December 31, 2016 and 2015, respectively.
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
The allowance for service credits and maintenance related provisions is based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. This allowance also reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. In addition, this allowance reduces software maintenance revenue. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences in the allowance for service credits and maintenance related provisions.
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is computed using a weighted average cost approach which blends the prices at which goods are purchased from vendors. We evaluate our ending inventories for shrinkage and estimated obsolescence. Any shrinkage identified is written off to cost of goods sold in the period in which the shrinkage is identified. Further, we assess the impact of changing technology on our inventories and we write off inventories that are considered obsolete in the period in which the analysis takes place. Inventory consists primarily of finished goods. We do not account for inventory as work-in-process or raw materials as any such inventory would be immaterial to the consolidated financial statements.
Property and Equipment
Property and equipment are reported at cost and are depreciated using the straight-line method based on estimated useful lives which range from one to five years.
Transmitter assets are grouped into tranches based on our transmitter decommissioning forecast and are depreciated using the group life method on a straight-line basis. Depreciation expense is determined by the expected useful life of each tranche of the underlying transmitter assets. The expected useful life is based on our forecasted usage of those assets and their retirement over time and aligns the useful lives of these transmitter assets with their planned removal from service. Disposals are charged against accumulated depreciation with no gain or loss recognized. This rational and systematic method matches the underlying usage of these assets to the underlying revenue that is generated from these assets. Depreciation expense for these assets is subject to change based upon revisions in the timing of transmitter deconstruction resulting from our long-range planning and network rationalization process.

Asset Retirement Obligations
We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and five years. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present value using a discounted cash flow approach and the liabilities are accreted using the interest method.
The recognition of an asset retirement obligation requires that management make numerous assumptions regarding such factors as the cost and timing of deconstruction; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 4% each year through the terminal date. The total estimated liability is based on the estimated future value of those costs and the timing of deconstruction.
We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 3, "Consolidated Financial Statement Components", and Note 6, "Asset Retirement Obligations", for additional details).
Severance
We continually evaluate our staffing levels to meet our business objectives for our operations and our strategy to reduce cost associated with the declining wireless revenue and subscriber base. Severance costs are reviewed periodically to determine whether a severance charge is required due to the Company's accounting for post-employment benefits. We are required to accrue post-employment benefits if certain specified criteria are met. Post-employment benefits include salary continuation, severance benefits and continuation of health insurance benefits.
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
Subsequent to recording such accrued severance and restructuring liabilities, changes in market or other conditions may result in changes to assumptions upon which the original liabilities were recorded that could result in an adjustment to the liabilities and, depending on the circumstances, such adjustment could be material (see Note 5, "Severance", and Note 11, "Employee Benefits Plan", for additional details).
Income Taxes
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
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the “more likely than not” threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes (see Note 8, "Income Taxes", for additional details).

Research and Development
Development costs incurred in the research and development of new software products and enhancements to existing software products for external use are charged to operations and expensed as incurred. Until technological feasibility has been established, research and development costs are expensed as incurred. Material costs incurred after technological feasibility is established and before the product is ready for general release are capitalized and amortized on a straight-line basis over the estimated remaining economic life of the product or the ratio of current revenues to total projected product revenues, whichever is greater. To date, the time between technological feasibility and general release to the public has been extremely short and consequently expenses available for capitalization have been immaterial. Accordingly, all research and developments costs incurred to date have been expensed as incurred.
In previous filings, research and development costs were included within the service, rental and maintenance operating category. Beginning with our 2016 Form 10-K we have disclosed research and development costs separately within our Consolidated Financial Statements and have adjusted comparative periods accordingly.
Commissions Expenses
We pay a sales commission for each contract executed with a customer. We capitalize the commissions paid at contract execution and recognize the related expense as the revenue from the underlying contract is recognized. Commission expense was $5.6 million, $7.2 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Commission expense is classified as selling and marketing expenses.
Shipping and Handling Costs
We incur shipping and handling costs to send and receive messaging devices and other equipment to/from our customers. Amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are classified as cost of sales. These costs are expensed as incurred.
Advertising Expenses
Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. Advertising costs are classified as selling and marketing expenses. We do not incur any direct response advertising costs. Advertising expenses were $1.8 million, $1.7 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Advertising expenses incurred in 2014 included one-time advertising and related expenses of $0.7 million associated with the re-branding to the name Spok in July 2014.
Stock Based Compensation
We account for share-based payments to employees, including restricted stock units ("RSUs"), restricted common stock ("restricted stock") and the option to purchase common stock under the Employee Stock Purchase Plan ("ESPP") based on their fair value and the estimated number of shares we expect will vest based on the performance metrics associated with the award, if applicable. Fair value is measured based on the closing fair market value of the Company's common stock on the date of grant. Compensation expense is recognized on a straight line basis over the requisite service period. Forfeitures and withdrawals are accounted for on an as incurred basis.
Changes in our estimates of the expected attainment of performance targets are reflected in the amount of compensation expense that we recognize for the related instruments' during the interim reporting period when the change in estimate is determined and may cause the amount of compensation expense that we record for each period to vary. Further information regarding stock based compensation can be found in Note 9, "Stock Based Compensation".
Cash Equivalents
Cash equivalents include short-term, interest-bearing instruments purchased with initial or remaining maturities of three months or less when purchased.
Sales and Use Taxes
Sales and use taxes imposed on the ultimate consumer are excluded from revenue where we are required by law or regulation to act as collection agent for the taxing jurisdiction.
Fair Value of Financial Instruments
Our financial instruments include our cash, letters of credit (“LOCs”), accounts receivable and accounts payable. The fair value of cash, accounts receivable and accounts payable approximate their carrying values at December 31, 2016 and 2015 due to their short maturities.

Earnings Per Common Share
The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive. Further information regarding earnings per common share can be found in Note 7, "Stockholders' Equity".
NOTE 2 - RECENT AND PENDING ACCOUNTING STANDARDS
Revenue
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since this ASU was issued, the FASB has issued several updates including ASU No. 2015-14 in July 2015 which delayed the effective date, ASU No. 2016-08 in March 2016 which updated guidance related to principal versus agent considerations, ASU No. 2016-10 in April 2016 which updated guidance related to the identification of performance obligations, ASU No. 2016-12 in May 2016 which updated guidance related to scope improvements and practical expedients and ASU No. 2016-20 which provided technical corrections and improvements but did not update guidance issued in prior updates. The effective date is January 1, 2018, and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.
ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have completed our review of the acceptable transition methods and have selected the modified retrospective approach. We currently believe the modified retrospective approach will have a material impact on both deferred revenue and retained earnings in our 2018 consolidated financial statements.
We currently believe the standard will materially impact our revenue recognition on a going-forward basis once adopted. While we continue to assess the potential impacts of this standard, we currently believe that the most significant impact relates to our accounting for software license revenue. We expect software license revenue to be recognized at the time of shipment rather than over a combined service period or subscription period. Due to the nuances of certain contracts the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of shipment.
Leases
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
ASU No. 2016-02 will be effective for fiscal years beginning on January 1, 2019, including the related interim periods and early adoption of the standard is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
Stock Compensation
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

ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption upon issuance of the ASU is permitted. We have adopted this new ASU effective January 1, 2016. As part of the adoption, we have made an accounting policy election to account for forfeitures as incurred rather than estimate the number of awards that are expected to be forfeited. The following summary provides further clarification of the transition approaches and the impact on the Company for each issue in ASU No. 2016-09 that requires a retrospective or modified retrospective approach:

•
For entities electing to account for forfeitures as they are incurred, a modified retrospective transition approach, with a cumulative-effect adjustment recognized in equity, is required for stock based compensation accounted for prior to the date on which the standard is adopted. We made the policy election to account for forfeitures as incurred and therefore, recorded a cumulative-effect adjustment in equity to account for this change in the first quarter of 2016. The overall impact to our consolidated financial statements is immaterial. Future forfeitures will be accounted for as they are incurred rather than estimating the number of awards that are expected to be forfeited at the time of grant.

•
A retrospective transition approach is required for classification of employee taxes paid in the Statement of Cash Flows when an employer withholds shares for tax-withholding purposes. In the three months ended March 31, 2015, shares were withheld for tax-withholding purposes related to the payment of vested 2011 LTIP awards. Previously, the withholdings were classified as an operating activity within our Statement of Cash Flows. We have retrospectively reclassified those withholdings as a financing activity and the total reclassification was $3.8 million.

•
There was no additional impact on our financial statements resulting from the adoption of ASU No. 2016-09 that required a retrospective or modified retrospective approach. Any additional requirements under this ASU will be accounted for on a prospective basis.

Goodwill
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new standard simplifies how an entity tests for goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. By eliminating Step 2 an entity must now record an impairment to goodwill based on an analysis of the fair value of a reporting unit as compared to its carrying amount. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value.
ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020. including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. All changes are to be accounted for on a prospective basis upon adoption. We continue to evaluate the impact ASU No. 2017-04 will have on our consolidated financial statements. We have not yet determined whether we will early adopt ASU No. 2017-04.
NOTE 3 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
 Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Depreciation
Leasehold improvements	$189	$233	$194
Asset retirement costs	(277)	(505)	(289)
Paging and computer equipment	7,974	8,489	9,370
Furniture, fixtures and vehicles	294	353	925
Total depreciation	8,180	8,570	10,200
Amortization	4,160	4,735	5,722
Accretion	623	665	755
Total depreciation, amortization and accretion expense	$12,963	$13,970	$16,677

Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2016	2015
Leasehold improvements	lease term	$3,843	$3,699
Asset retirement costs	1-5	3,263	3,566
Paging and computer equipment	1-5	113,175	114,390
Furniture, fixtures and vehicles	3-5	2,852	2,648
Total property and equipment		123,133	124,303
Accumulated depreciation		(110,315)	(108,917)
Total property and equipment, net		$12,818	$15,386
For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2016 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2020 to 2021. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact to the consolidated financial statements beginning in the fourth quarter of 2016. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.
Other Current Liabilities
Other current liabilities consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2016	2015
Accrued outside services	$975	$1,455
Accrued network costs	773	917
Accrued accounting and legal	467	458
Accrued recognition awards	299	370
Deferred rent and other	134	165
Asset retirement obligations	85	296
Total other current liabilities	$2,733	$3,661
Other Non-Current Liabilities
Other non-current liabilities consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2016	2015
Asset retirement obligations	$7,472	$7,543
Deferred rent and other	942	1,269
Dividends payable	507	160
Total other non-current liabilities	$8,921	$8,972

NOTE 4 - INTANGIBLE ASSETS, NET
Intangible Assets
Intangible assets consists of a covenant not to compete with a former executive which was amortized over a three year period and intangible assets related to the acquisition of Amcom Software, Inc. and subsidiaries ("Amcom") on March 3, 2011 that are being amortized over two to ten years. In 2015, we reviewed the remaining useful life of customer relationships that had initially been set to amortize over fifteen years. At the time the intangible assets were reassessed, they had been amortized for approximately three years. Upon reassessment, we determined the remaining useful life to be three years and are amortizing the remaining balance over this period. We have not recorded an impairment of our intangible assets during the years ended December 31, 2016, 2015 and 2014.
The net consolidated balance of intangible assets consisted of the following at December 31, 2016 and 2015:

		As of December 31,
		2016			2015
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$25,002	$(14,585)	$10,417	$25,002	$(12,084)	$12,918
Acquired technology	2 - 4	8,452	(8,452)	—	8,452	(8,339)	113
Non-compete agreements	3	—	—	—	2,370	(2,352)	18
Trademarks	6	5,754	(5,368)	386	5,754	(3,839)	1,915
Total amortizable intangible assets	2-10	$39,208	$(28,405)	$10,803	$41,578	$(26,614)	$14,964
Estimated amortization of intangible assets for future periods was as follows:

For the year ending December 31,	(Dollars in thousands)
2017	$2,886
2018	2,500
2019	2,500
2020	2,500
2021	417
Total	$10,803
NOTE 5 - SEVERANCE
The components of the changes in severance liabilities, which are included under accrued compensation and benefits on the Consolidated Balance Sheets, for the periods stated were as follows:

(Dollars in thousands)	Severance
Balance at January 1, 2015	$1,581
Charges	2,701
Cash paid	(2,926)
Balance at December 31, 2015	1,356
Charges	1,446
Cash paid	(1,347)
Balance at December 31, 2016	$1,455
Severance charges incurred in 2016 and 2015 related to staff reductions as we continue to match our employee levels with operational requirements and to a sales management realignment. Approximately $1.8 million of severance charges incurred in 2015 related to the departure of a former executive. The balance of accrued severance liabilities as of December 31, 2016 is expected to be paid during 2017.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2015	$342	$6,805	$7,147
Accretion	125	540	665
Amounts paid	(176)	—	(176)
Increases and (reductions) recorded	(55)	258	203
Reclassifications	60	(60)	—
Balance at December 31, 2015	296	7,543	7,839
Accretion	36	587	623
Amounts paid	(213)	—	(213)
Reductions recorded	(134)	(558)	(692)
Reclassifications	100	(100)	—
Balance at December 31, 2016	$85	$7,472	$7,557
Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimate of the underlying liability, specifically as it relates to updates in estimated costs to remove a transmitter and the estimated timing of removal. The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $9.0 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date.
Accretion expense was $0.6 million, $0.7 million and $0.8 million for the periods ended December 31, 2016, 2015 and 2014, respectively. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2016 – January 1 through December 31 – Additions(1)	11.50%
2016 – December 31 - Incremental Estimates(2)	12.09%
2015 – January 1 through December 31 – Additions(1)	10.48%
2015 – December 31 - Incremental Estimates(2)	11.50%
2014 – January 1 through December 31 – Additions(1)	10.48%
2014 – December 31 - Incremental Estimates(2)	12.10%

(1)	Transmitters moved to new sites resulting in additional liability. Weighted average credit adjusted risk-free rate used to discount additions.

(2)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.
Additional information regarding related asset retirement costs, depreciation expense, accretion and liabilities can be found in Note 3, "Consolidated Financial Statement Components."
NOTE 7 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2016 and 2015, we had no stock options outstanding.
At December 31, 2016 and 2015, there were 20,525,614 and 20,886,261 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

Dividends
For the three years ending December 31, 2016, 2015 and 2014 our Board of Directors declared cash dividends of $0.75, $0.625 and $0.50 per share of our outstanding common stock, respectively. An immaterial amount of dividends declared were related to unvested RSUs and unvested shares of restricted stock which are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the statements of cash flows for the years ended December 31, 2016, 2015 and 2014 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On March 1, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 17, 2017, and a payment date of March 30, 2017. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
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
For the year ended December 31, 2016, we purchased 388,255 shares of our common stock under the repurchase program for approximately $6.5 million (excluding commissions). From the inception of the program in August 2008 through December 31, 2016, we have repurchased a total of 7,817,708 shares of our common stock for approximately $85.5 million (excluding commissions).
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock are returned to the status of authorized, but unissued, shares of the Company.

Common stock purchased in 2016, 2015 and 2014 (including the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Total Number of Shares Purchased		Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (Dollars in thousands)
2014
March 31,	—		$—	—	$15,000
June 30,	—		—	—	15,000
September 30,	—		—	—	15,000
December 31,	263,772		16.36	263,772	10,685
Total for 2014	263,772		$16.36	263,772
2015
March 31,	247,797	(2)	$17.31	27,467	$14,536
June 30,	177,330		16.93	177,330	11,531
September 30,	502,942		16.52	502,942	3,224
December 31,	189,438		16.87	189,438	—
Total for 2015	1,117,507		$16.82	897,177
2016
March 31,	291,861		$16.76	291,861	$5,106
June 30,	65,791		16.38	65,791	4,028
September 30,	13,884		16.46	13,884	3,800
December 31,	16,719		16.43	16,719	3,525
Total for 2016	388,255		$16.67	388,255
Total	1,769,534		$16.72	1,549,204

(1)	Average price paid per share excludes commissions of approximately $15,410.

(2)
On March 6, 2015, we purchased a total of 220,330 shares of common stock from our CEO and other eligible employees at a price of $17.36 per share in payment of required tax withholdings for the common stock awarded under the 2011 LTIP.

Net Income per Common Share
Basic net income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including unvested and outstanding equity awards. Diluted net income per share was equal to basic net income per share for the year ended December 31, 2016, 2015 and 2014 respectively.

	For the Year Ended December 31,
(in thousands, except for share and per share amounts)	2016	2015	2014
Numerator:
Net income	$13,979	$80,246	$20,745

Denominator:
Weighted average shares used to compute net income per common share - basic and diluted	20,586,066	21,471,041	21,644,163
Basic and diluted net income per common share	$0.68	$3.74	$0.96
Spok Holdings, Inc. Equity Incentive Award Plan
We established the Spok Holdings, Inc. Equity Incentive Award Plan (the “2004 Equity Plan”) in connection with and prior to the November 2004 establishment of the Company. Under the 2004 Equity Plan, we had the ability to issue up to 1,878,976 shares of our common stock to eligible employees and non-executive members of the Board of Directors in the form of shares of common stock, stock options, restricted stock, RSUs or stock grants. Restricted stock granted under the 2004 Equity Plan entitled the stockholder to all rights of common stock ownership except that the restricted stock could not be sold, transferred, exchanged, or otherwise disposed of during the restriction period, which was to be determined by the Compensation Committee of the Board of Directors. RSUs are generally convertible into shares of common stock pursuant to a Restricted Stock Unit Agreement when the appropriate vesting conditions have been satisfied. The fair value of each RSU is the market price of our common stock on the date of grant.
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that was subsequently approved by our stockholders on May 16, 2012. A total of 1,300,000 shares of common stock have been reserved for issuance under this plan. The 2012 Equity Plan replaced the 2004 Equity Plan. As of May 16, 2012, 894,986 shares available under the 2004 Equity Plan were available for grant under the 2012 Equity Plan. At inception, the total shares of common stock available for issuance under the 2012 Equity Plan was 2,194,986. No further grants will be made under the 2004 Equity Plan. However, the 2004 Equity Plan continued to govern all outstanding awards thereunder. As of December 31, 2016, there were no RSUs outstanding subject to the provisions of the 2004 Equity Plan. Any shares which were available for grant under the 2004 Equity Plan including awards that were forfeited or lapsed unexercised as of the date of stockholders’ approval will be available for grant under the 2012 Equity Plan.
Awards under the 2012 Equity Plan may be in the form of stock options, restricted stock, RSUs, performance awards (a cash bonus award, a stock bonus award, a performance award or an incentive award that is paid in cash), dividend equivalents, stock payment awards, deferred stock, deferred stock units, or stock appreciation rights.
The following table summarizes the activities under the 2012 Equity Plan from January 1, 2014 through December 31, 2016:

Activity
Total equity securities available at January 1, 2014	1,720,752
Add: LTIP RSUs forfeited by eligible employees	57,338
Less: Common stock awarded to eligible employees	(5,820)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(24,684)
Total equity securities available at December 31, 2014	1,747,586
Less: LTIP RSUs awarded to eligible employees, net of forfeitures	(242,468)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(21,887)
Total equity securities available at December 31, 2015	1,483,231
Less: LTIP RSUs awarded to eligible employees, net of forfeitures and other	(212,643)
Less: Restricted stock awarded to non-executive members of the Board of Directors	(23,649)
Total equity securities available at December 31, 2016	1,246,939
Common Stock
On July 8, 2014, our Board of Directors granted 5,820 shares of common stock to certain eligible employees under the 2012 Equity Plan. The grant date fair value was $0.1 million based upon the closing price per share of our common stock of $15.74.
2011 Long Term Incentive Plan
On March 15, 2011, our Board of Directors adopted a long-term incentive program (over a 45 month vesting period) that included a stock component in the form of RSUs. The 2011 LTIP provided eligible employees the opportunity to earn RSUs based upon achievement of performance goals established by our Board of Directors for our revenue and operating cash flows during the period from January 1, 2011 through December 31, 2014 (the “performance period”), and continued employment with the Company. As it relates to eligible employees from Amcom, the performance period was considered as April 1, 2011, through December 31, 2014. Our Board of Directors approved that future cash dividends related to the existing RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. Existing RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2004 Equity Plan for RSUs granted before May 16, 2012, or the 2012 Equity Plan for grants on or after May 16, 2012) or on or after the third business day following the day that we file our 2014 Annual Report on Form 10-K (“2014 Annual Report”) with the SEC but in no event later than December 31, 2015. Any unvested RSUs awarded under the 2011 LTIP and the related cash dividends were forfeited if the participant terminates employment with Spok.
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
On December 31, 2014, the RSUs under the 2011 LTIP satisfied the vesting requirements. The Company converted 559,689 RSUs into shares of common stock and issued the common stock and paid the cumulative cash dividends earned on the RSUs to the participants in March 2015 after filing the 2014 Annual Report with the SEC. In March 2015, 217,211 shares of common stock, net of other activity, were sold to the Company for required income tax withholding on the vested RSUs under the 2011 LTIP.
2015 Long Term Incentive Plan
On December 9, 2014, our Board of Directors adopted the 2015 LTIP (which provides for a 36 month vesting period) that included a stock component in the form of RSUs. Under this incentive program, RSUs will be granted to eligible employees annually and each annual grant will generally vest over a three year service period. Each annual grant includes performance metrics required to be met for vesting purposes, as established by the Board of Directors. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2015 LTIP) or on or after the third business day following the day that we file the Annual Report on Form 10-K with the SEC for the grant's final vesting year, but in no event later than December 31 of the year following the vesting date if the pre-established performance conditions are achieved. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.
On January 2, 2015, our Board of Directors granted 254,777 RSUs with a grant date fair value of $4.4 million. An additional 6,123 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2015. On January 28, 2016 our Board of Directors issued a second grant of 227,082 RSUs with a grant date fair value of $3.8 million. An additional 7,629 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2016. All issuances were made to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement. Eligible employees have the opportunity to earn RSUs based upon continued employment with the Company and the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the 2015-2017 performance period”) for the 2015 grant and the period of January 1, 2016 through December 31, 2018 ("the 2016-2018 performance period") for the 2016 grant, respectively. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation")

The following table details activities with respect to outstanding RSUs under the 2015 LTIP for the year ended December 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (net of estimated forfeitures) (In thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2015	—	$—
Granted	260,900	$17.35
Vested	—	—
Forfeited	(18,432)	17.36
Non-vested RSUs at December 31, 2015	242,468	$17.35	$2,708	24
Granted	234,711	$16.83
Vested	—	—
Forfeited	(25,686)	17.05
Non-vested RSUs at December 31, 2016	451,493	$17.10	$1,882	18
Employee Stock Purchase Plan
On July 25, 2016, our stockholders approved the registration with the SEC of 250,000 shares of common stock, to be issued from time to time in connection with purchases under the Spok Holdings, Inc. 2016 Employee Stock Purchase Plan ("2016 ESPP"). Shares were first offered for purchase under the 2016 ESPP during the third quarter of 2016. Under the 2016 ESPP, eligible participants can voluntarily elect to have contributions withheld from their pay for the duration of an offering period, subject to the 2016 ESPP limits. At the end of an offering period, contributions will be used to purchase the Company's common stock at a discount to the market price based on the first or last day of the offering period, whichever is lower. Participants are required to hold common stock for a minimum period of two years from the grant date. Participants will begin earning dividends on shares after the purchase date. Each offering period will generally last for no longer than six months. Once an offering period begins, participants cannot adjust their withholding amount. If a participant chooses to withdraw, any previously withheld funds will be returned to the participant, with no stock purchased, and that participant will be eligible to participate in the 2016 ESPP at the next offering period. If the participant terminates employment with the Company during the offering period, all contributions will be returned to the employee and no stock will be purchased at a discounted rate.
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

	For the Year Ended December 31,
	2016	2015
Expected term (in years)	2.00	—
Volatility	7.89% - 8.03%	—
Risk-free interest rate	0.34% - 0.80%	—
Dividend payment	$0.125 - 0.250	$—
For the year ended December 31, 2016, 3,961 shares of common stock were purchased by employees under the plan. The following table summarizes the activities under the ESPP from January 1, 2016 through December 31, 2016:

Activity
Total ESPP equity securities available at January 1, 2016	—
Plus: Registration of 2016 ESPP	250,000
Less: 2016 ESPP common stock purchased by eligible employees, net	(3,961)
Total 2016 ESPP securities available at December 31, 2016	246,039
Amounts withheld from participants will be classified as a liability on the balance sheet until funds are used to purchase shares. This liability amount is immaterial to the overall financial statements.
Board of Directors Compensation
On August 1, 2007, for periods of service beginning on July 1, 2007, and subsequently updated on July 23, 2013, our Board of Directors approved that, in lieu of RSUs, each non-executive director will be granted in arrears on the first business day following the quarter of service, restricted stock under the 2012 Equity Plan for their service on the Board of Directors and committees thereof. The restricted stock will be granted quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director will receive $60,000 per year of restricted stock ($70,000 for the Chair of the Audit Committee). The restricted stock will vest on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan for grants on or after May 16, 2012) or one year from the date of grant, provided, in each case, that the non-executive director maintains continuous service on the Board of Directors. Future cash dividends related to the restricted stock will be set aside and paid in cash to each non-executive director on the date the restricted stock vests. In addition to the quarterly restricted stock grants, the non-executive directors will be entitled to cash compensation of $45,000 per year ($55,000 for the Chair of the Audit Committee), also payable quarterly. These sums are payable, at the election of the non-executive director, in the form of cash, shares of common stock or any combination thereof. No directors have elected common stock in lieu of cash payments for their services during the years ended December 31, 2016, 2015 and 2014. The non-executive directors are required to hold shares of common stock and/or restricted stock equal to three times their annual cash compensation ($135,000 for each non-executive director and $165,000 for the Chair of the Audit Committee) as measured on June 30th of each year. Should the value of the non-executive director’s holdings fall below the established minimum, the non-executive director will be deemed in compliance with the requirement provided that the non-executive director retained shares equal to the total number of restricted stock granted during the preceding three years. All non-executive directors will have a three year grace period to reach this ownership threshold.

The following table details information on the restricted stock awarded to our non-executive directors during the three years ended December 31, 2016:

Service for The Three Months Ended	Grant Date	Price Per Share(1)	Restricted Stock Awarded
December 31, 2013	January 1, 2014	$14.28	6,475
March 31, 2014	April 1, 2014	18.17	5,093
June 30, 2014	July 1, 2014	15.40	6,006
September 30, 2014	October 1, 2014	13.01	7,110
December 31, 2014	January 1, 2015	17.36	5,328
March 31, 2015	April 1, 2015	19.17	4,823
June 30, 2015	July 1, 2015	16.84	5,494
September 30, 2015	October 1, 2015	16.46	6,242
December 31, 2015(2)	January 1, 2016	18.32	5,869
March 31, 2016(2)	April 1, 2016	17.51	6,141
June 30, 2016(2)	July 1, 2016	19.17	5,605
September 30, 2016(2)	October 1, 2016	17.82	6,034
Total			70,220

(1)	The quarterly restricted stock awarded is based on the price per share of our common stock on the last trading day prior to the quarterly award date.

(2)
The Board of Directors voted to grant a full award for services provided during the fourth quarter of 2016 and fully vest all unvested restricted stock for the Company's former Chairman of the Audit Committee who died on November 14, 2016.

The shares of restricted stock will vest one year from the date of grant and the related cash dividends on the vested restricted stock will be paid to our non-executive directors at vesting.
NOTE 8 - INCOME TAXES
The significant components of our income tax (benefit) expense attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Income before income tax expense (benefit)	$22,971	$26,298	$27,327
Current:
Federal tax	$669	$432	$753
State tax	1,294	622	1,087
Foreign tax	103	16	2
Total current	2,066	1,070	1,842
Deferred:
Federal tax	6,811	(55,716)	6,046
State tax	41	1,020	(1,249)
Foreign tax	74	(322)	(57)
Total deferred	6,926	(55,018)	4,740
Total income tax expense (benefit)	$8,992	$(53,948)	$6,582
Foreign income before income tax expense is immaterial to consolidated income before income tax expense.

The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and our effective tax rate:

Effective tax rate reconciliation	2016		2015		2014
(Dollars in thousands)
Income before income tax expense	$22,971		$26,298		$27,327
Federal income tax expense at the Federal statutory rate	$8,040	35.0%	$9,204	35.0%	$9,564	35.0%
State income taxes, net of Federal benefit	867	3.8%	1,021	3.9%	1,188	4.3%
Change in valuation allowance	—	—%	(64,159)	(244.0)%	(5,087)	(18.6)%
Other, including permanent differences	85	0.4%	(14)	(0.1)%	917	3.4%
Income tax expense (benefit)	$8,992	39.1%	$(53,948)	(205.1)%	$6,582	24.1%
Income tax expense increased by $62.9 million for the year ended December 31, 2016 compared to the same period in 2015 due primarily to a $64.2 million one-time favorable adjustment to the deferred income tax asset ("DTA") valuation allowance in 2015. This was partially offset by $1.2 million in lower income tax expense related to a decrease of $3.3 million in income before income tax expense and $0.1 million in other changes. The decrease of $60.5 million in income tax expenses for the year ended December 31, 2015 compared to the same period in 2014 was due primarily to a $59.1 million greater reduction in the deferred income tax asset valuation allowance in 2015 than in 2014 and $1.4 million in other changes.
During the year ended December 31, 2016, the US Court of Appeals for the Second Circuit affirmed a Tax Court Decision, unrelated to Spok, regarding the allocation of cancellation of debt income to tax attributes for a company that filed a Federal consolidated income tax return. This impacted the ultimate realization of certain of our net operating loss ("NOL") carryovers. Therefore, during the year ended December 31, 2016, we wrote off our valuation allowance of $50.0 million against the related Federal and State NOL DTAs. This had no impact on the 2016 income tax provision or net income.
The net deferred income tax assets at December 31, 2016 and 2015 were as follows:

	December 31,
(Dollars in thousands)	2016	2015
Long-term:
Net deferred income tax asset	$73,068	$130,025
Valuation allowance	—	(50,031)
Total deferred income tax assets	$73,068	$79,994

The components of deferred income tax assets at December 31, 2016 and 2015 were as follows:

	December 31,
(Dollars in thousands)	2016	2015
Net operating losses and tax credits	$48,146	$111,538
Property and equipment	12,995	12,628
Accruals and accrued loss contingencies	6,723	5,410
Intangible Assets	5,886	760
Gross deferred income tax assets	73,750	130,336
Deferred income tax liabilities:
Prepaid expenses	(360)	(311)
Other	(322)	—
Gross deferred income tax liabilities	(682)	(311)
Net deferred income tax assets	$73,068	$130,025
Valuation allowance	—	(50,031)
Total deferred income tax assets	$73,068	$79,994
Net Operating Losses
As of December 31, 2016, we had approximately $125.7 million of NOLs available to offset future taxable income. The Federal NOLs begin expiring in 2025 and will fully expire in 2029. We have foreign NOLs available for future years of approximately $1.7 million which do not expire, foreign tax credits of $0.4 million and AMT minimum tax credit carryforwards of $2.2 million.
Valuation Allowance
We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, NOLs and tax credits, by considering the adequacy of future taxable income from all sources. This assessment is required to determine whether based on all available evidence, it is “more likely than not” (which means a probability of greater than 50%) that all or some portion of the DTAs will be realized in future periods. The DTA valuation allowance balances at December 31, 2016 and 2015 were $0.0 and $50.0 million, respectively. The valuation allowance reduces the DTAs to their estimated recoverable amounts.
As previously mentioned, as of December 31, 2016, our DTAs consist primarily of NOLs that can be used to offset future taxable income. The assessment of recoverability is required to determine whether based on all available evidence, it is more likely than not that all or some portion of the deferred income tax assets will be realized in future periods. The US Court of Appeals for the Second Circuit affirmed a Tax Court Decision, unrelated to Spok, regarding the allocation of cancellation of debt income to tax attributes for a company that file a Federal consolidated income tax return. This impacted the ultimate realization of certain of our NOL carryovers. As such, during the year ended December 31, 2016, we reduced both our DTAs and the valuation allowance by $50.0 million, which left no remaining valuation allowance as of December 31, 2016, reflecting our assessment that this portion of DTAs would not be realized. This had no impact on our income tax provision or net income for the year ending December 31, 2016.
Consistent with prior years we completed a multi-year forecast of our operations that included taxable income for the period 2017-2021 (long range plan or “LRP”). This LRP of our operations was reviewed and approved by the Board of Directors on December 20, 2016. Based on the following factors determined in the fourth quarter 2016, we concluded that the Company would utilize all of our remaining DTAs.

1.
Through 2016, the Company has generated seven consecutive years (2010-2016) of taxable income. This period includes the acquisition of the software related operations in March 2011. In addition the Company has forecasted future taxable income (including the use of tax planning strategies such as the capitalization of research and development costs and amortization over a ten year period).

2.
With the acquisition of the software related operations in March 2011, we have successfully merged the wireless and software operations, hired new software skilled management and rebranded the combined entity under the Spok name starting in July 2014. This rebranding effort has been successful throughout 2016.

3.
In 2016, management clearly evaluated the risks and benefits associated with the strategy to redesign and enhance our software solution suite into an integrated critical communication platform. These benefits and risks were included in the LRP reviewed and approved by the Board of Directors on December 20, 2016.

4.
Significant management changes were made during 2015 and 2016 to accomplish our goals and LRP. These included hiring a new president, an executive vice president of sales and new product development staff.

The long-term history of profitability, the demonstrated commitment to the growth of software revenue through investment in management and product development activities indicated that an analysis of both positive and negative evidence as required by ASC 740 was evaluated in the fourth quarter 2016. Based on the strength of the positive evidence the Company concluded no valuation allowance was required at December 31, 2016.
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
Income Tax Audits
Our Federal income tax returns have been examined by the Internal Revenue Service ("IRS") through December 31, 2008. The audits of the Federal returns for the years ended 2005 through 2008 resulted in no changes. The IRS also audited Amcom’s 2009 Federal tax return (pre-acquisition) with no changes. The 2013, 2014 and 2015 income tax returns of the Company have not been audited by the IRS and are within the statute of limitations (“SOL”).
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three year SOL is open for calendar years ending 2013 through 2016, and for the four year SOL states, the SOL is open for years ending from 2012 through 2016.

NOTE 9 - STOCK BASED COMPENSATION
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense decreased by $1.0 million for the year ended December 31, 2016 from the same period in 2015 primarily due to a one-time reversal of $2.0 million in stock compensation expense related to the 2015 and 2016 awards issued under the 2015 LTIP partially offset by the issuance and amortization of the 2016 grants under the 2015 LTIP. As of December 31, 2016 we do not currently believe it is probable that 50% of the awards issued in 2015 and 2016 will vest based on the related performance criteria and our assessment of the anticipated future performance applied to the performance criteria. The remaining 50% of awards expected to vest will continue to be expensed accordingly over the remaining applicable service periods. Stock based compensation expense decreased by $2.0 million for the year ended December 31, 2015 from the same period in 2014 primarily due to a lower number of shares issued for the 2015 grant under the 2015 LTIP plan as compared to the 2011 LTIP plan, which resulted in lower stock based compensation expense. Stock based compensation expense for the year ended December 31, 2015 also included a one-time charge of $0.3 million related to the departure of an executive.
The following table reflects the statement of income line items for stock based compensation expense for the periods stated:

Operating Expense Category	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cost of revenue (LTIP)	$56	$134	$351
Research and development (LTIP)	52	86	90
Service, rental and maintenance (LTIP)	13	29	18
Selling and marketing (LTIP)	67	111	544
General and administrative (LTIP)	225	1,138	2,498
General and administrative (ESPP)	23	—	—
General and administrative (Board of Directors Restricted Stock)	418	370	337
Total stock based compensation	$854	$1,868	$3,838

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We incurred significant commitments and contractual obligations as of December 31, 2016 as outlined below.
We have entered into two exclusive agreements with vendors to purchase a minimum number of paging devices with one commitment beginning in 2015, one commitment beginning in 2016 and both commitments ending in 2018. The total purchase commitment of these agreements is $10.2 million of which $4.0 million remained as of December 31, 2016. The minimum purchase requirement must be met prior to the end of each agreement, however there is no requirement that we purchase a minimum amount during interim periods.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the consolidated financial statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.
Legal Contingencies
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial position or statement of income.
On January 23, 2017, 911 Notify, Inc. filed a lawsuit against us in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 6,151,385; 6,775,356; and 8,965,447 pertaining to our software solution for notification of 911 emergency calls. We have settled this lawsuit for an immaterial amount.
Operating Leases
We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.
Future minimum lease payments under non-cancelable operating leases at December 31, 2016 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2017	$6,672
2018	4,421
2019	2,282
2020	1,421
2021	1,257
Thereafter	1,097
Total	$17,150
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as accrued other and other long-term liabilities on the consolidated balance sheets.
Total rent expense under operating leases for the years ended December 31, 2016, 2015 and 2014, was approximately $17.9 million, $18.5 million and $19.3 million, respectively.
Indemnification
We and certain of our subsidiaries, as permitted under Delaware law, have entered into indemnification agreements with several persons, including each of our present directors and certain members of management, for defined events or occurrences while the director or member of management is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid under the terms of the policy. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is immaterial. Therefore, we have not recorded a liability for these agreements as of December 31, 2016 and 2015, respectively.
Our services and product sales agreements typically include certain provisions that indemnify customers from claims of intellectual property infringement made by third parties arising from the use of our products. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have an insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid under the terms of the policy. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is immaterial. To date, we have not incurred and have not accrued for any costs related to such indemnification provisions.
NOTE 11 - EMPLOYEE BENEFIT PLANS
Spok Holdings, Inc. Savings and Retirement Plan
The Spok Holdings, Inc. Savings and Retirement Plan (the “Retirement Plan”), is open to all Company employees working a minimum of twenty hours per week with at least 30 days of service. The Retirement Plan qualifies under Section 401(k) of the IRC. Under the Retirement Plan, participating employees may elect to voluntarily contribute a percentage of their qualifying compensation on a pretax or after-tax basis up to the annual maximum amounts established by the Internal Revenue Code. The Company matches 50% of the employee’s contribution, up to 5% of each participant’s gross salary per pay period, or 50% of the employee’s annualized contribution up to $2,500, whichever is greater. There is a per-pay-period match on the 5% component and an end-of-year true up on the $2,500 component. Contributions made by the Company become fully vested three years from the date of the participant’s employment (33% in year one, 66% in year two and 100% in year three). For purposes of vesting, a year consists of 1,000 hours or more. Other than the Company match as discussed above, profit sharing contributions are discretionary. Matching contributions under the Retirement Plan were approximately $1.1 million for each of the years ended December 31, 2016, 2015 and 2014.
Spok Holdings, Inc. Severance Pay Plan
The Spok Holdings, Inc. Severance Pay Plan for salaried employees, hourly employees and commissioned direct-sales employees (the “Severance Plan”) provides severance payments on a discretionary basis to certain employees who are terminated involuntarily under certain specified circumstances as defined in the Severance Plan. The amount of the benefit to be provided is based on the employee’s compensation and years of service with the Company as defined. Eligible terminated employees will receive two weeks of compensation for each completed year of service, up to a maximum of twenty-six weeks of compensation with a minimum compensation of two weeks. We maintain a substantially similar type of severance pay plan for executive employees at and above the level of vice-president. At December 31, 2016 and 2015, the accrued severance liability included $1.5 million and $1.4 million, respectively, associated with these plans, reflecting our expected headcount reductions. For additional information refer to Note 5, "Severance".
NOTE 12 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2016, 2015 and 2014, we incurred $3.9 million, $4.1 million and $4.2 million, respectively, in site rent expenses from the entity on which the individual serves as a director. These amounts are included in service, rental and maintenance expenses.

NOTE 13 - SEGMENTS AND GEOGRAPHIC INFORMATION
Effective January 1, 2014, the Company was structured as a single operating (and reportable) segment, a critical communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of consolidated operations.
The U.S. was the only country that accounted for more than 10% of the Company's total revenue for the years ended December 31, 2016, 2015 and 2014. Revenue by geographic region consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2016	2015	2014
Revenue
United States	$173,852	$185,741	$194,886
International	5,709	3,887	5,387
Total revenue	$179,561	$189,628	$200,273
An immaterial amount of long-lived assets were held outside of the United States for the years ended December 31, 2016, 2015 and 2014.
NOTE 14 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended December 31, 2016 and 2015 is summarized below:

For the Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues(2)	$45,388	$44,635	$45,355	$44,184
Operating income(2)	5,800	5,620	6,029	4,703
Net income(2)(4)	3,444	3,451	4,058	3,026
Basic and diluted net income per common share(1)	0.17	0.17	0.20	0.15
For the Year Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
	(Dollars in thousands except per share amounts)
Revenues(2)	$48,138	$47,969	$46,181	$47,339
Operating income(2)	6,273	5,621	6,657	6,550
Net income(2)(3)	3,917	3,376	4,220	68,732
Basic and diluted net income per common share(1)	0.18	0.16	0.20	3.28

(1)
Basic and diluted net income per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income per common share for the years ended December 31, 2016 and 2015 may not equal the total computed for the year.

(2)	Slight variations in totals are due to rounding.

(3)	Fourth quarter 2015 net income includes $64.2 million from the release of the deferred income tax asset valuation allowance (refer to Note 8, "Income Taxes").

(4)	Fourth quarter 2015 net income reflects a revision to net income by $4.0 million to adjust deferred income taxes as further described in Note 1, "Organization and Significant Accounting Policies".

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2016	$1,286	$761	$(991)	$1,056
Year ended December 31, 2015	$1,300	$1,290	$(1,304)	$1,286
Year ended December 31, 2014	$2,221	$1,128	$(2,049)	$1,300

Inventory Excess and Obsolete Reserves	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2016	$214	$—	$(214)	$—
Year ended December 31, 2015	$175	$1,066	$(1,027)	$214
Year ended December 31, 2014	$75	$100	$—	$175

Deferred Income Tax Asset Valuation Allowance	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2016	$50,031	$—	$(50,031)	$—
Year ended December 31, 2015	$114,190	$—	$(64,159)	$50,031
Year ended December 31, 2014	$119,277	$—	$(5,087)	$114,190

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Second Amended and Restated Bylaws	8-K	001-32358	3.1	12/20/2016
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
10.1*	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.	8-K	001-32358	10.4	11/17/2004
10.2*	USA Mobility, Inc. Equity Incentive Plan	10-K	001-32358	10.9	3/17/2005
10.3*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.4*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.5*	USA Mobility, Inc. 2011 Long-Term Incentive Plan	10-K	001-32358	10.21	3/5/2015
10.6*	Form of Amended Executive Severance and Change In Control Agreement	8-K	001-32358	99.1	5/5/2011
10.7*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.8*	USA Mobility, Inc. 2014 Short-Term Incentive Plan	10-K	001-32358	10.33	3/5/2015
10.9	Spok Holdings, Inc. 2015 Short-Term Incentive Plan	10-K	001-32358	10.35	2/25/2016
10.10	Spok Holdings, Inc. 2015 Long-Term Incentive Plan(1)	10-K	001-32358	10.36	3/5/2015
10.11	Spok Holdings, Inc. 2016 Short-Term Incentive Plan					Filed
10.12	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period(1)	10-K	001-32358	10.38	2/25/2016
10.13	Third Amended and Restated Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of December 28, 2016	8-K	001-32358	10.1	12/28/2016
10.14	Spok Holdings, Inc. 2017 Short-Term Incentive Plan(1)					Filed
10.15	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2017 - 2019 performance period(1)					Filed
10.16*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan					Filed
10.17	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan					Filed
10.18*	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)					Filed
21	Subsidiaries of the Company					Filed
23	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	XBRL Instance Document**					Furnished
101.SCH	XBRL Taxonomy Extension Schema**					Furnished
101.CAL	XBRL Taxonomy Extension Calculation**					Furnished
101.DEF	XBRL Taxonomy Extension Definition**					Furnished
101.LAB	XBRL Taxonomy Extension Labels**					Furnished
101.PRE	XBRL Taxonomy Extension Presentation**					Furnished
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.

**	The financial information contained in these XBRL documents is unaudited.

(1)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.