Form 10-Q
period 2017-03-31
Spok Holdings, Inc
filed 2017-04-27
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act .
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,535,661 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of April 21, 2017.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$118,947	$125,816
Accounts receivable, net	24,079	23,666
Prepaid expenses and other	4,650	4,384
Inventory	1,841	1,996
Total current assets	149,517	155,862
Non-current assets:
Property and equipment, net	13,600	12,818
Goodwill	133,031	133,031
Intangible assets, net	9,796	10,803
Deferred income tax assets, net	72,802	73,068
Other non-current assets	2,519	2,505
Total non-current assets	231,748	232,225
TOTAL ASSETS	$381,265	$388,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,976	$1,909
Accrued compensation and benefits	11,080	13,268
Accrued dividends payable	11	5,140
Accrued taxes	4,047	4,132
Deferred revenue	30,663	29,145
Other current liabilities	2,560	2,733
Total current liabilities	50,337	56,327
Non-current liabilities:
Deferred revenue	749	752
Other non-current liabilities	8,774	8,921
Total non-current liabilities	9,523	9,673
TOTAL LIABILITIES	59,860	66,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	105,766	104,810
Retained earnings	215,637	217,275
TOTAL STOCKHOLDERS’ EQUITY	321,405	322,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$381,265	$388,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2017	2016
Revenue:
Wireless	$25,860	$28,172
Software	15,584	17,216
Total revenue	41,444	45,388
Operating expenses:
Cost of revenue	7,036	8,017
Research and development	4,105	2,908
Service, rental and maintenance	8,066	8,305
Selling and marketing	5,922	6,529
General and administrative	11,710	10,506
Depreciation, amortization and accretion	3,223	3,323
Total operating expenses	40,062	39,588
Operating income	1,382	5,800
Interest income	122	49
Other income (expense)	(30)	254
Income before income tax expense	1,474	6,103
Income tax expense	(620)	(2,659)
Net income	$854	$3,444
Basic and diluted net income per common share	$0.04	$0.17
Basic weighted average common shares outstanding	20,530,739	20,706,082
Diluted weighted average common shares outstanding	20,585,542	20,706,082
Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2017	2016
Cash flows provided by operating activities:
Net income	$854	$3,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,223	3,323
Deferred income tax expense	279	2,327
Stock based compensation	955	637
Provision for doubtful accounts, service credits and other	223	238
Adjustment of non-cash transaction taxes	(122)	(81)
Changes in assets and liabilities:
Accounts receivable	(636)	1,322
Prepaid expenses and other assets	(146)	595
Accounts payable, accrued liabilities and other	(2,473)	(2,653)
Deferred revenue	1,515	367
Net cash provided by operating activities	3,672	9,519
Cash flows used in investing activities:
Purchase of property and equipment, net of proceeds from disposals of property and equipment	(2,851)	(1,445)
Net cash used in investing activities	(2,851)	(1,445)
Cash flows used in financing activities:
Cash distributions to stockholders	(7,694)	(2,580)
Purchase of common stock (including commissions), net of proceeds from issuance of common stock	4	(4,905)
Net cash used in financing activities	(7,690)	(7,485)
Net decrease in cash and cash equivalents	(6,869)	589
Cash and cash equivalents, beginning of period	125,816	111,332
Cash and cash equivalents, end of period	$118,947	$111,921
Supplemental disclosure:
Income taxes paid	$180	$352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok Holdings, Inc. (NASDAQ: SPOK)("Spok" or the "Company") through its wholly-owned subsidiary Spok, Inc., is the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
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
We also develop, sell and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize and standardize mission critical communications. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. These areas of market focus complement the market focus of our wireless services outlined above. These products and services are commonly referred to as software solutions and services.
Basis of Presentation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our wholly-owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the unaudited condensed consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature.
Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of revenue; research and development; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance costs and depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were immaterial and are not presented separately in our condensed consolidated financial statements and consequently no statements of comprehensive income are presented.
The financial information included herein, other than the condensed consolidated balance sheet as of December 31, 2016, is unaudited. The condensed consolidated balance sheet at December 31, 2016 has been derived from, but does not include, all the disclosures contained in the audited consolidated financial statements as of and for the year ended December 31, 2016.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). The condensed consolidated statements of income for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2016 Annual Report, which describes key risks associated with our operations and industry.
NOTE 3 - RECENT AND PENDING ACCOUNTING STANDARDS
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
ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020. including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. All changes are to be accounted for on a prospective basis upon adoption. We do not believe adoption of ASU No. 2017-04 will have a material impact on our consolidated financial statements. We have not yet determined whether we will early adopt ASU No. 2017-04.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Depreciation
Leasehold improvements	$50	$45
Asset retirement costs	(98)	(70)
Paging and computer equipment	2,059	2,002
Furniture, fixtures and vehicles	65	80
Total depreciation	2,076	2,057
Amortization	1,007	1,111
Accretion	140	155
Total depreciation, amortization and accretion expense	$3,223	$3,323
Accounts Receivable, Net
Accounts receivable was recorded net of a $1.1 million allowance at March 31, 2017 and December 31, 2016.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the date stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2017	December 31, 2016
Leasehold improvements	lease term	$3,863	$3,843
Asset retirement costs	1-5	3,263	3,263
Paging and computer equipment	1-5	112,251	113,175
Furniture, fixtures and vehicles	3-5	4,905	2,852
Total property and equipment		124,282	123,133
Accumulated depreciation		(110,682)	(110,315)
Total property and equipment, net		$13,600	$12,818
Other Current Liabilities
Other current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Accrued outside services	$929	$975
Accrued network costs	686	773
Accrued accounting and legal	477	467
Deferred rent and other	263	433
Asset retirement obligations	205	85
Total other current liabilities	$2,560	$2,733

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-Current Liabilities
Other non-current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Asset retirement obligations	$7,448	$7,472
Deferred rent and other	892	942
Dividends payable	434	507
Total other non-current liabilities	$8,774	$8,921
NOTE 5 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at March 31, 2017 primarily include customer related intangibles, technology based intangibles, contract based intangibles and marketing intangibles that resulted from our acquisition of Amcom Software, Inc. in 2011 and IMCO Technologies Corporation in 2012. Such intangibles are being amortized over periods ranging from two to ten years.
The net consolidated balance of intangible assets consisted of the following at March 31, 2017:

		March 31, 2017
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(15,210)	$9,792
Trademarks	6	5,754	(5,750)	4
Total amortizable intangible assets	2 - 10	$30,756	$(20,960)	$9,796
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the nine months ending December 31, 2017	$1,879
For the year ending December 31:
2018	2,500
2019	2,500
2020	2,500
2021	417
Total amortizable intangible assets	$9,796

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2017	$85	$7,472	$7,557
Accretion	2	138	140
Amounts paid	(44)	—	(44)
Reclassifications	162	(162)	—
Balance at March 31, 2017	$205	$7,448	$7,653
The balances above were included within other current liabilities and other non-current liabilities, respectively, at March 31, 2017.
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
Accretion expense was $0.1 million and $0.2 million for three months ended March 31, 2017 and 2016, respectively. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 7 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2017 and December 31, 2016 we had no stock options outstanding.
At March 31, 2017 and December 31, 2016, there were 20,530,795 and 20,525,614 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Changes in Stockholders' Equity
Changes in stockholders’ equity for the three months ended March 31, 2017 consisted of the following:

(Dollars in thousands)
Balance at January 1, 2017	$322,087
Net income for the three months ended March 31, 2017	854
Cash dividends declared	(2,651)
Amortization of stock based compensation	955
Other	160
Balance at March 31, 2017	$321,405

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
The following table details our cash dividend payments made in 2017. Cash dividends paid as disclosed in the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
December 20, 2016	January 4, 2017	January 17, 2017	$0.250	$5,128
March 1, 2017	March 17, 2017	March 30, 2017	0.125	$2,566
	Total		$0.375	$7,694
(1) The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
On April 26, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 23, 2017, and a payment date of June 23, 2017. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program
On April 26, 2017, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2017 on the open market or in privately negotiated transactions.
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
The Company has determined, based on the provisions of the 2015 Long-Term Incentive Plan ("LTIP"), that unvested RSUs do not currently meet, nor have they met since issuance, the criteria to be considered dilutive. Therefore we have excluded them from the calculation of both diluted net income per common share as well as the diluted weighted average shares of common stock and common stock equivalents for the three months ending March 31, 2016 and removed them from the comparative three months ending March 31, 2016. This correction is immaterial to our financial statements and corresponding disclosures.
The Company determined, based on the performance criteria of the 2015 LTIP for the 2015 and 2016 grants, that unvested RSUs have not met since issuance, the criteria to be considered dilutive. Our first quarter 2017 interim Condensed Consolidated Financial Statements reflect this determination within the calculation of basic and diluted weighted average shares outstanding and earnings per share for the months ended March 31, 2017 and 2016.
We assessed the materiality of these changes on our 2016 financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. We have corrected the first quarter 2016 by revising the first quarter 2016 interim condensed consolidated financial statements and other financial information included herein. Periods not presented herein will be revised, as applicable, in future filings.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2017	2016
Numerator:
Net income	$854	$3,444

Denominator:
Weighted average shares used to compute net income per common share - basic	20,530,739	20,706,082
Weighted average shares used to compute net income per common share - diluted	20,585,542	20,706,082
Basic and diluted net income per common share	$0.04	$0.17
Spok Holdings, Inc. Equity Incentive Award Plan
The following table summarizes the activities under the 2012 Equity Incentive Award Plan ("2012 Equity Plan") from January 1, 2017 through March 31, 2017:

Activity
Total equity securities available at January 1, 2017	1,246,939
Less: 2015 LTIP RSUs awarded to eligible employees, net of forfeitures	116,128
Less: 2017 Time Based LTIP RSUs awarded to eligible employees, net of forfeitures	116,095
Less: Restricted stock awarded to non-executive members of the Board of Directors	5,181
Total equity securities available at March 31, 2017	1,009,535
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
On January 2, 2015, our Board of Directors granted 254,777 RSUs with a grant date fair value of $4.4 million. An additional 6,123 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2015. On January 28, 2016 our Board of Directors issued a second grant of 227,082 RSUs with a grant date fair value of $3.8 million. An additional 7,629 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2016. On January 2, 2017 our Board of Directors issued a third grant of 108,428 RSUs with a grant date fair value of $2.2 million. An additional 8,182 RSUs were issued to eligible employees who were promoted or joined the Company during the three months ended March 31, 2017. All issuances were made to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement. Eligible employees have the opportunity to earn RSUs based upon continued employment with the Company and the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the 2015-2017 performance period”) for the 2015 grant, the period of January 1, 2016 through December 31, 2018 ("the 2016-2018 performance period") for the 2016 grant, and January 1, 2017 through December 31, 2019 ("the 2017-2019 performance period") for the 2017 grant, respectively. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation".)

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the three months ended March 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2017	451,493	$17.10
Granted	116,610	20.57
Vested	—
Forfeited	(1,963)	17.86
Non-vested RSUs at March 31, 2017	566,140	$17.81	$3,770	21

2017 Time Based LTIP. On January 2, 2017, our Board of Directors granted 108,394 RSUs with a grant date fair value of $2.2 million. An additional 8,182 shares were issued to eligible employees who were promoted or joined the Company during the three months ended March 31, 2017. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. These RSUs vest one third on December 31, 2017, December 31, 2018 and December 31, 2019. RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or on or after the third business day following the day that we file the Annual Report on Form 10-K with the SEC for the grant's vesting years, but in no event later than December 31 of the year following the vesting date. Any unvested RSUs awarded under the 2017 time based grant and the related cash dividends are forfeited if the participant terminates employment with the Company. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation")
The following table details activities with respect to RSUs issued and outstanding under the 2017 time based LTIP grant for the three months ended March 31, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2017	—	$—
Granted	116,576	20.57
Vested	—
Forfeited	(481)	20.75
Non-vested RSUs at March 31, 2017	116,095	$20.57	$2,045	21
2016 ESPP. On July 25, 2016 our stockholders approved the registration with the SEC of 250,000 shares of common stock, to be issued from time to time in connection with purchases under the Spok Holdings, Inc. 2016 Employee Stock Purchase Plan ("2016 ESPP"). Shares were first offered for purchase under the 2016 ESPP during the third quarter of 2016. Under the 2016 ESPP, eligible participants can voluntarily elect to have contributions withheld from their pay for the duration of an offering period, subject to the 2016 ESPP limits. At the end of an offering period, contributions will be used to purchase the Company's common stock at a discount to the market price based on the first or last day of the offering period, whichever is lower. Participants are required to hold common stock for a minimum period of two years from the grant date. Participants will begin earning dividends on shares after the purchase date. Each offering period will generally last for no longer than six months. Once an offering period begins, participants cannot adjust their withholding amount. If a participant chooses to withdraw, any previously withheld funds will be returned to the participant, with no stock purchased, and that participant will be eligible to participate in the 2016 ESPP at the next offering period. If the participant terminates employment with the Company during the offering period, all contributions will be returned to the employee and no stock will be purchased at a discounted rate. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation".)

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2017 and 2016 no shares of common stock were purchased under the plan. The following table summarizes the activities under the ESPP from January 1, 2017 through March 31, 2017:

Activity
Total ESPP equity securities available at January 1, 2017	246,039
Total 2016 ESPP securities available at March 31, 2017	246,039
Amounts withheld from participants will be classified as a liability on the balance sheet until funds are used to purchase shares. This liability amount is immaterial to the overall financial statements.
NOTE 8 - INCOME TAXES
Spok files a consolidated U.S. Federal income tax return and income tax returns in various state, local and foreign jurisdictions as required.
At March 31, 2017, we had total deferred income tax assets ("DTAs") of $72.8 million and no valuation allowance. This reflects a change from the December 31, 2016 balance of DTAs of $73.1 million and no valuation allowance. The change from December 31, 2016 to March 31, 2017 reflects the expected usage of the DTAs to offset expected 2017 taxable income and changes in tax rates.
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
As of January 1, 2017, we had approximately $126 million of Federal Net Operating Losses ("NOLs") available to offset future taxable income.
NOTE 9 - STOCK BASED COMPENSATION
We record all stock-based awards, which consist of RSUs, restricted stock and the option to purchase common stock under the ESPP, at fair value as of the grant date. Stock based compensation expense is recognized based on a straight-line amortization basis over the respective service period. Forfeitures and withdrawals are accounted for on an as incurred basis.
The following table reflects the items for stock based compensation expense on the condensed consolidated statements of income for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
2015 LTIP (performance-based)	$488	$529
2017 LTIP (time-based)	344	—
ESPP	15	—
Board of Directors restricted stock	108	108
Total stock based compensation expense	$955	$637
The increase in stock based compensation expense during the three months ended March 31, 2017, compared to the same period in 2016, was due primarily to RSU awards granted as part of the 2017 LTIP under the 2012 Equity Plan which vest on December 31, 2017, 2018 and 2019 in equal thirds and RSU awards granted in 2017 as part of the 2015 LTIP. These awards are being amortized over the requisite service period . This was partially offset by lower stock based compensation related to the 2015 and 2016 grants made under the 2015 LTIP due to our expectation that only 50% of the awards will vest based on the related performance criteria and our assessment of the anticipated future performance applied to the performance criteria.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2017 to the commitments and contingencies previously reported in the 2016 Annual Report.
NOTE 11 - RELATED PARTIES
A member of our Board of Directors also serves as a Director for an entity that leases transmission tower sites to the Company. For the three months ended March 31, 2017 and 2016, we incurred site rent expenses of $1.0 million from the entity on which the individual serves as a Director. These amounts are included in service, rental and maintenance expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, “we,” “Spok,” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the United States Securities and Exchange Commission (the “SEC”) on March 2, 2017 (the “2016 Annual Report”). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2016 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of income or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the statements of income and financial position of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2016 Annual Report and our unaudited condensed consolidated financial statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
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
Business
See Note 1 to our Unaudited Notes to Condensed Consolidated Financial Statements of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report") and "Item 1. Business" of Part I of the 2016 Annual Report, which describes our business in further detail.
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

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement. For the three months ended March 31, 2017 and 2016, wireless revenue represented approximately 62% and software revenue represented approximately 38% of our consolidated revenue.
Wireless Revenue
Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. In 2015 and 2016 we launched new and exclusive one-way (model number T5) and two-way (model number T52) alphanumeric pagers, respectively. Both pagers are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (See Item 1. “Business” in the 2016 Annual Report for more details.)
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

Market Segment	For the Three Months Ended March 31, 2017				For the Three Months Ended March 31, 2016
(Dollars in thousands)	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
Healthcare	$19,792	$10,440	$30,232	72.9%	$20,781	$10,839	$31,620	69.7%
Government	1,563	1,755	3,318	8.0%	1,806	2,234	4,040	8.9%
Large Enterprise	2,078	540	2,618	6.3%	2,547	837	3,384	7.5%
Other(1)	2,427	2,849	5,276	12.8%	3,038	3,306	6,344	13.9%
Total	$25,860	$15,584	$41,444	100.0%	$28,172	$17,216	$45,388	100.0%
(1) Other includes hospitality, resort, indirect and billable travel revenue.

Operating Expenses
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

We review the percentages of operating expenses to revenue on a regular basis. Even though the operating expenses are classified as previously described, expense control and management are also performed by expense category. Approximately 65% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three months ended March 31, 2017 and 2016.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We had 599 full-time equivalent employees (“FTEs”) at March 31, 2017, an increase of 0.7% from 595 FTEs at March 31, 2016 and an increase of 2.0% from 587 FTEs at December 31, 2016.
We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.8% to 4,092 active transmitters at March 31, 2017 from 4,211 active transmitters at March 31, 2016 and by 1.6% from 4,159 active transmitters at December 31, 2016.
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
Stock based compensation includes expenses related to our LTIP plans, ESPP and restricted stock issued to the Board of Directors. In 2017 the Company determined for competitive and employee retention reasons the 2017 LTIP grant would consist of a performance based component and a time based component (For additional details refer to Note 7, "Stockholders' Equity" and Note 9, "Stock Based Compensation".)

Statements of Income
Comparison of the Statements of Income Elements for the Three Months Ended March 31, 2017 and 2016

	For the Three Months Ended March 31,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016	Total	%
Revenue:
Wireless	$25,860	$28,172	$(2,312)	(8.2)%
Software	15,584	17,216	(1,632)	(9.5)%
Total	$41,444	$45,388	$(3,944)	(8.7)%
Selected operating expenses:
Cost of revenue	$7,036	$8,017	$(981)	(12.2)%
Research and development	4,105	2,908	1,197	41.2%
Service, rental and maintenance	8,066	8,305	(239)	(2.9)%
Selling and marketing	5,922	6,529	(607)	(9.3)%
General and administrative	11,710	10,506	1,204	11.5%
Total	$36,839	$36,265	$574	1.6%
FTEs	599	595	4	0.7%
Active transmitters	4,092	4,211	(119)	(2.8)%
Revenue — Wireless
Our wireless revenue was $25.9 million and $28.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in wireless revenue reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. The table below details total wireless revenue for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Wireless revenue:
Paging revenue	$24,972	$27,101
Product and other revenue	888	1,071
Total wireless revenue	$25,860	$28,172
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

The following table sets forth information on our units in service by account size at specified dates:

Account Size	As of March 31, 2017		As of December 31, 2016		As of March 31, 2016
(Units in thousands)	Units	% of Total	Units	% of Total	Units	% of Total
1 to 100 Units(1)	102	9.3%	105	9.5%	118	10.2%
101 to 1000 Units(1)	214	19.6%	217	19.5%	238	20.6%
> 1000 Units(1)	775	71.1%	789	71.0%	797	69.2%
Total units in service(1)	1,091	100.0%	1,111	100.0%	1,153	100.0%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on the net disconnect rate by account size for our customers for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2017	December 31, 2016	March 31, 2016
1 to 100 Units	(3.4)%	(3.9)%	(4.3)%
101 to 1000 Units	(1.3)%	(2.3)%	(2.0)%
> 1000 Units	(1.7)%	(0.5)%	(1.2)%
Total net unit loss %	(1.8)%	(1.2)%	(1.7)%

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
The following table sets forth information on ARPU by account size for the periods stated:

	For the Three Months Ended
Account Size	March 31, 2017	December 31, 2016	March 31, 2016
1 to 100 Units	$12.22	$12.25	$12.57
101 to 1000 Units	8.66	8.63	8.70
> 1000 Units	6.64	6.67	6.77
Total ARPU	$7.56	$7.59	$7.77

(1)	All figures presented include both direct and indirect units in service
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future annual revenue to decline in line with recent trends. The decrease in consolidated ARPU for the quarter ended March 31, 2017 from the quarter ended March 31, 2016 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU will trend lower for the remainder of 2017. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.

The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service As of March 31,			Revenue For the Three Months Ended March 31,			Change Due To:
	2017	2016	Change	2017	2016	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)			(Dollars in thousands)
Total	1,091	1,153	(62)	$24,972	$27,101	$(2,129)	$(629)	$(1,500)
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
Our software revenue was $15.6 million and $17.2 million for the three months ended March 31, 2017 and 2016, respectively, which consisted of operations revenue (from subscriptions, licenses, professional services and equipment sales) and maintenance revenue. The table below details the components of software revenue for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Subscription	$543	$498
License	1,171	1,593
Services	3,354	4,315
Equipment	973	1,729
Operations revenue	6,041	8,135
Maintenance revenue	9,543	9,081
Total software revenue	$15,584	$17,216
The decrease in operations revenue primarily reflects a decrease in the number and size of projects completed in the first quarter of 2017 as compared to the same period in 2016. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance revenue renewal rates for the three months ended March 31, 2017 and 2016 were in excess of 99%.
Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals of existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Total bookings increased by 31.0% and operations and new maintenance orders bookings increased by 68.0% for the three months ended March 31, 2017, compared to the same period in 2016, respectively. This significant increase in bookings was primarily due to an average deal size which was much larger for the three months ended March 31, 2017 as compared to the same period in 2016. We do not anticipate a continuance of such large positive variances for the remainder of 2017 as compared to the same period in 2016. The maintenance bookings continue to reflect a strong revenue renewal rate in excess of 99%. Maintenance and subscription renewals bookings increased by 9.1% for the three months ended March 31, 2017, compared to the same period in 2016.
The following table summarizes total bookings for the periods stated:

Bookings	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Operations and new maintenance orders	$9,447	$5,624
Maintenance and subscription renewals	10,341	9,482
Total bookings	$19,788	$15,106

We reported a software backlog of $40.6 million at March 31, 2017, which represented all orders received from customers not yet recognized as revenue. We continually review our backlog and adjust the balance to reflect expected amount and timing of customer implementations.

Backlog	(Dollars in thousands)
Beginning balance at January 1, 2017	$38,295
Operations bookings	9,447
Maintenance and subscription renewals	10,341
Available backlog	$58,083
Operations revenue	(6,041)
Maintenance revenue	(9,543)
Other(1)	(1,944)
Total backlog at March 31, 2017	$40,555

(1)	Other reflects cancellations and other adjustments to backlog.
Operating Expenses
The following is a review of our operating expense categories for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Operating expenses	For the Three Months Ended March 31,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016	Total	%
Cost of revenue	$7,036	$8,017	$(981)	(12.2)%
Research and development	4,105	2,908	1,197	41.2%
Service, rental and maintenance	8,066	8,305	(239)	(2.9)%
Selling and marketing	5,922	6,529	(607)	(9.3)%
General and administrative	11,710	10,506	1,204	11.5%
Total	$36,839	$36,265	$574	1.6%
FTEs	599	595	4	0.7%
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016	Total	%
Payroll and related	$4,489	$4,634	$(145)	(3.1)%
Cost of sales	1,910	2,673	(763)	(28.5)%
Stock based compensation	58	49	9	18.4%
Other	579	661	(82)	(12.4)%
Total cost of revenue	$7,036	$8,017	$(981)	(12.2)%
FTEs	187	192	(5)	(2.6)%
As illustrated in the table above, cost of revenue for the three months ended March 31, 2017 was $7.0 million and decreased $1.0 million from the same period in 2016 primarily due to the following significant components and variances:

•	Payroll and related — Payroll and related expenses were incurred largely for maintenance, support and service personnel.

•
Cost of sales — Cost of sales consisted primarily of third party software, use of third party resources for software implementation related work, inventory and maintenance of third party products. The decrease of $0.8 million was primarily attributable to the decrease in hardware revenue and lower usage of third party resources for professional services.

Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016	Total	%
Payroll and related	$3,396	$2,325	$1,071	46.1%
Outside services	516	428	88	20.6%
Stock based compensation	55	39	16	41.0%
Other	138	116	22	19.0%
Total research and development	$4,105	$2,908	$1,197	41.2%
FTEs	102	66	36	54.5%
As illustrated in the table above, research and development expenses for the three months ended March 31, 2017 were $4.1 million and increased $1.2 million from the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for product development personnel. The increase of $1.1 million in payroll and related was due primarily to an increase of 36 FTEs compared to the same period in the prior year reflecting our continued efforts to increase research and development associated with our software solutions. We intend to continue to substantially increase our research and development efforts associated with our software solutions due to its importance to our continued success. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions, and 4) alerting. The Company plans to continue to increase its staffing to develop its integrated communications solution portfolio. This increase in staffing will substantially impact margins and our cash flow from operations as the benefits from this development effort will not immediately be realized for at least several years. Based on this emphasis we expect the number of FTEs to increase in this area, substantially impacting future payroll and related expenses.

•	Outside services — Outside services consisted primarily of third party developers.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016	Total	%
Payroll and related	$2,670	$2,747	$(77)	(2.8)%
Site rent	3,620	3,660	(40)	(1.1)%
Telecommunications	1,069	1,213	(144)	(11.9)%
Stock based compensation	20	13	7	53.8%
Other	687	672	15	2.2%
Total service, rental and maintenance	$8,066	$8,305	$(239)	(2.9)%
FTEs	96	99	(3)	(3.0)%
As illustrated in the table above, service, rental and maintenance expenses for the three months ended March 31, 2017 were $8.1 million and decreased $0.2 million from the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel, product development, product strategy and quality assurance personnel.

•
Site rent — Site rent expenses consisted primarily of rent for transmitter locations used in our paging network. We anticipate continued rationalization of our networks, which will continue to decrease the number of transmitters required to provide service to our customers. The reduction in transmitters has reduced the number of lease locations. The number of active transmitters declined 2.8% from March 31, 2016 to March 31, 2017. As a result of rationalization of our networks we would expect to continue to see a decline in site rent expenses over time.

•
Telecommunications — Telecommunications expenses consisted primarily of expenses incurred to interconnect our paging networks and to provide telephone numbers for customer use, points of contact for customer service, and connectivity among our offices. We believe continued reductions in these expenses will occur as our networks continue to be consolidated as anticipated, through the remainder of 2017, and as we reduce telephone circuit inventory.

•
Other — Other expenses consisted primarily of repairs and maintenance and outside services and includes management of these expenses to reflect the continued transition to support the growth in software revenue.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016	Total	%
Payroll and related	$3,103	$3,666	$(563)	(15.4)%
Commissions	1,202	1,525	(323)	(21.2)%
Stock based compensation	101	48	53	110.4%
Other	1,516	1,290	226	17.5%
Total selling and marketing	$5,922	$6,529	$(607)	(9.3)%
FTEs	99	125	(26)	(20.8)%
As illustrated in the table above, selling and marketing expenses for the three months ended March 31, 2017 were $5.9 million and decreased $0.6 million from the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for sales and marketing personnel. The decrease in FTEs and related expense primarily reflects changes in our sales force as we reduce the number of sales staff for each addressable market.

•
Commissions — Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as projects are implemented and are impacted by the level of software operations revenue. The decrease of $0.3 million in commissions is due primarily to lower software operations revenue compared to the same period in the prior year and to a lesser extent due to the continued impact from the change in the commission plan incentives made in 2015.

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
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016	Total	%
Payroll and related	$4,442	$4,392	$50	1.1%
Stock based compensation	721	488	233	47.7%
Facility rent	819	839	(20)	(2.4)%
Outside services	2,287	1,726	561	32.5%
Taxes, licenses and permits	989	1,055	(66)	(6.3)%
Other	2,452	2,006	446	22.2%
Total general and administrative	$11,710	$10,506	$1,204	11.5%
FTEs	115	113	2	1.8%
As illustrated in the table above, general and administrative expenses for the three months ended March 31, 2017 were $11.7 million and increased $1.2 million from the same period in 2016 primarily due to the following significant components and variances:

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

Severance. We incurred an immaterial amount of severance expense for the three months ended March 31, 2017 and 2016.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $3.2 million for the three months ended March 31, 2017 compared to $3.3 million for the same period in 2016. (For additional details regarding depreciation, amortization and accretion expenses refer to Note 4, "Consolidated Financial Statement Components".)
Income Tax Expense
Income Tax Expense. Income tax expense for the three months ended March 31, 2017 was $0.6 million, a decrease of $2.0 million from the same period in 2016. The change in the effective income tax rate to 42.1% for the three months ended March 31, 2017 from 43.6% for the three months ended March 31, 2016 primarily reflects a decrease in income before income tax expense and a decrease in the effective foreign tax expense.
The following is the effective tax rate reconciliation for the three months ended March 31, 2017 and 2016, respectively:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017		2016
Income before income tax expense	$1,474		$6,103
Income tax expense at the Federal statutory rate	$516	35.0%	$2,136	35.0%
State income taxes, net of Federal benefit	79	5.4%	267	4.4%
Other, including permanent differences	25	1.7%	256	4.2%
Income tax expense	$620	42.1%	$2,659	43.6%
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2017, we had cash and cash equivalents of $118.9 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
We intend to use our cash on hand to provide working capital, to support operations to invest in our business, and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to increase substantially our investment in developing our integrated communications platform over the next two or three years commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period and possibly longer until revenues from our Spok Care Connect platform begin to be realized.
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter 2016, the Company concluded that it was appropriate to separately state those operating costs related to research and development. Previously those costs had been classified under the Service, Rental and Maintenance operating category. Corresponding reclassifications were made to the Consolidated Statements of Income for the three months ended March 31, 2016. This change in classification has no effect on the previously reported Consolidated Statements of Income for any period.

Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, not resume our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of March 31, 2017, our available cash on hand was $118.9 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2017, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change Between 2017 and 2016
	2017	2016
	(Dollars in thousands)
Net cash provided by operating activities	$3,672	$9,519	$(5,847)
Net cash used in investing activities	(2,851)	(1,445)	(1,406)
Net cash used in financing activities	(7,690)	(7,485)	(205)
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $5.8 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease of $5.8 million is primarily related to a decrease in net income of $2.6 million (decrease in cash flow), a decrease in deferred income tax expense of $2.0 million (decrease in cash flow) and a decrease in stock based compensation and other non-cash items of $0.2 million (increase in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a $0.2 million lower decrease in accounts payable, accrued liabilities and other (increase in cash flow), $1.1 million greater increase in deferred revenue (increase in cash flow) and a net $2.7 million lower increase to assets (decrease in cash flow).
Net Cash Used In Investing Activities. Net cash used in investing activities increased by $1.4 million for the three months ended March 31, 2017 compared to the same period in 2016 due primarily to costs associated with the Company's business expansion related to research and development.
Net Cash Used In Financing Activities. Net cash used in financing activities increased by $0.2 million for the three months ended March 31, 2017 compared to the same period in 2016 due primarily to a $5.1 million increase in dividends paid partially offset by a $4.9 million decrease in common stock repurchases. Cash dividends were higher in the first quarter of 2017 primarily due to the payment of the special dividend which was declared in December 2016.
Future Cash Dividends to Stockholders. On April 26, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 23, 2017, and a payment date of June 23, 2017. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. On April 26, 2017, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2017 on the open market or in privately negotiated transactions. For additional details regarding the common stock repurchase program refer to Note 7, "Stockholders' Equity".
Other. For 2017, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases for the three months ended March 31, 2017 and 2016 was approximately $4.4 million and $4.5 million, respectively.

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
Commitments and Contingencies. See Note 10 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 11 to our Unaudited Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report for a discussion regarding our related party transactions.
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
There have been no changes to the critical accounting policies reported in the 2016 Annual Report that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
Non-GAAP Financial Measures
We use non-GAAP financial measures as key elements in determining performance for purposes of incentive compensation for our annual 2017 Short-Term Incentive Plan ("STIP") and the performance periods for our LTIPs. The non-GAAP financial measures include; (1) adjusted operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment plus severance (the Company defines EBITDA as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP; purchases of property and equipment and severance are also determined in accordance with GAAP); and (2) the total of adjusted operating expenses and capital expenses. Adjusted operating expenses are defined as operating expenses less depreciation, amortization and accretion less severance less stock based compensation. Capital expenses are defined as the purchase of property and equipment.
For purposes of the LTIP performance periods for 2015-2017 and for 2016-2018, adjusted OCF was as follows for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net income	$854	$3,444
Plus: Income tax expense	620	2,659
Plus (Less): Other expense (income)	30	(254)
Less: Interest income	(122)	(49)
Operating income	1,382	5,800
Plus: Depreciation, amortization and accretion	3,223	3,323
EBITDA (as defined by the Company)	4,605	9,123
Less: Purchases of property and equipment	(2,851)	(1,445)
Plus: Severance	—	(4)
Adjusted OCF (as defined by the Company)	$1,754	$7,674

For purposes of the 2017 STIP and the LTIP performance period for 2017-2019, adjusted operating expenses and capital expenses were as follows for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Operating expenses	$40,062	$39,588
Less: Depreciation, amortization and accretion	(3,223)	(3,323)
Less: Severance	—	4
Less: Stock based compensation	(955)	(637)
Adjusted operating expenses (as defined by the Company)	35,884	35,632
Plus: Purchases of property and equipment	2,851	1,445
Adjusted operating and capital expenses (as defined by the Company)	$38,735	$37,077
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2017, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2016 Annual Report have not materially changed during the quarter ended March 31, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
Not applicable.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Offer Letter to Michael Wallace	8-K	001-32358	10.1	3/27/2017
10.2	NEO Severance and Change in Control Document					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 27, 2017					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 27, 2017					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 27, 2017					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 27, 2017					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: April 27, 2017	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Offer Letter to Michael Wallace	8-K	001-32358	10.1	3/27/2017
10.2	NEO Severance and Change in Control Document					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 27, 2017					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 27, 2017					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 27, 2017					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 27, 2017					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.