Form 10-Q
period 2017-06-30
Spok Holdings, Inc
filed 2017-07-27
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,977,318 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 21, 2017.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$107,151	$125,816
Accounts receivable, net	24,452	23,666
Prepaid expenses and other	7,669	4,384
Inventory	1,642	1,996
Total current assets	140,914	155,862
Non-current assets:
Property and equipment, net	13,889	12,818
Goodwill	133,031	133,031
Intangible assets, net	9,166	10,803
Deferred income tax assets	72,018	73,068
Other non-current assets	2,204	2,505
Total non-current assets	230,308	232,225
TOTAL ASSETS	$371,222	$388,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,554	$1,909
Accrued compensation and benefits	11,310	13,268
Accrued dividends payable	342	5,140
Accrued taxes	2,658	4,132
Deferred revenue	31,807	29,145
Other current liabilities	2,820	2,733
Total current liabilities	50,491	56,327
Non-current liabilities:
Deferred revenue	651	752
Other non-current liabilities	8,570	8,921
Total non-current liabilities	9,221	9,673
TOTAL LIABILITIES	59,712	66,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	96,943	104,810
Retained earnings	214,565	217,275
TOTAL STOCKHOLDERS’ EQUITY	311,510	322,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$371,222	$388,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2017	2016	2017	2016
Revenue:
Wireless	$25,639	$27,859	$51,499	$56,031
Software	16,686	16,776	32,270	33,992
Total revenue	42,325	44,635	83,769	90,023
Operating expenses:
Cost of revenue	7,190	7,513	14,226	15,528
Research and development	4,662	3,212	8,767	6,120
Service, rental and maintenance	7,944	8,187	16,010	16,492
Selling and marketing	5,329	6,429	11,251	12,957
General and administrative	11,939	10,439	23,649	20,946
Depreciation, amortization and accretion	2,851	3,235	6,074	6,558
Total operating expenses	39,915	39,015	79,977	78,601
Operating income	2,410	5,620	3,792	11,422
Interest income	154	61	276	109
Other income	89	104	58	357
Income before income tax expense	2,653	5,785	4,126	11,888
Income tax expense	(1,155)	(2,334)	(1,774)	(4,993)
Net income	$1,498	$3,451	$2,352	$6,895
Basic net income per common share	$0.07	$0.17	$0.12	$0.33
Diluted net income per common share	$0.07	$0.17	$0.11	$0.33
Basic weighted average common shares outstanding	20,353,801	20,568,058	20,441,781	20,637,070
Diluted weighted average common shares outstanding	20,366,102	20,568,058	20,508,473	20,637,070
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2017	2016
Cash flows provided by operating activities:
Net income	$2,352	$6,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,074	6,558
Deferred income tax expense	1,069	4,346
Stock based compensation	1,953	1,368
Provision for doubtful accounts, service credits and other	458	321
Adjustment of non-cash transaction taxes	(700)	(169)
Changes in assets and liabilities:
Accounts receivable	(1,242)	(1,421)
Prepaid expenses, inventory, intangibles and other assets	(2,684)	1,197
Accounts payable, accrued liabilities and other	(3,175)	(342)
Deferred revenue	2,561	1,126
Net cash provided by operating activities	6,666	19,879
Cash flows used in investing activities:
Purchase of property and equipment, net of proceeds from disposals of property and equipment	(5,198)	(2,981)
Net cash used in investing activities	(5,198)	(2,981)
Cash flows used in financing activities:
Cash distributions to stockholders	(10,239)	(5,150)
Purchase of common stock (including commissions), net of proceeds from issuance of common stock	(9,894)	(5,985)
Net cash used in financing activities	(20,133)	(11,135)
Net (decrease) increase in cash and cash equivalents	(18,665)	5,763
Cash and cash equivalents, beginning of period	125,816	111,332
Cash and cash equivalents, end of period	$107,151	$117,095
Supplemental disclosure:
Income taxes paid	$1,964	$598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok" or the "Company") through its wholly-owned subsidiary Spok, Inc., is the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Many hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
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
Amounts shown on the condensed consolidated statements of income within the operating expense categories of cost of revenue; research and development; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion. These items are shown separately on the condensed consolidated statements of income within operating expenses. Foreign currency translation adjustments were immaterial and are not presented separately in our condensed consolidated financial statements and consequently no statements of comprehensive income are presented.
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations. In the fourth quarter 2016, the Company concluded that it was appropriate to separately state those operating expenses related to research and development. Previously those expenses had been classified under the Service, Rental and Maintenance operating category. Corresponding reclassifications were made to the condensed consolidated statements of income for the three and six months ended June 30, 2016. This change in classification has no effect on the previously reported condensed consolidated statements of income for any period.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
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
We currently believe the standard will materially impact our revenue recognition on a going-forward basis once adopted. While we continue to assess the potential impacts of this standard, we currently believe that the most significant impact relates to our accounting for software license revenue. We expect software license revenue to be recognized at the time of shipment rather than over a combined service period or term period. Due to the nuances of certain contracts the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time that software is made available to the customer.
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
ASU No. 2017-04 will be effective for fiscal years beginning on January 1, 2020, including interim periods within those fiscal years, and early adoption as of January 1, 2017 is permitted. All changes are to be accounted for on a prospective basis upon adoption. We do not believe adoption of ASU No. 2017-04 will have a material impact on our consolidated financial statements. We have not yet determined whether we will early adopt ASU No. 2017-04.
NOTE 4 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Prepaid Expenses and Other
Prepaid expenses and other consisted of the following as of the date stated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Prepaid repairs and maintenance	$2,312	$1,561
Prepaid rent	1,559	208
Prepaid commissions	1,469	594
Prepaid taxes	792	100
Other prepaid expenses	1,537	1,921
Total prepaid expenses and other	$7,669	$4,384
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Depreciation
Leasehold improvements	$75	$52	$125	$98
Asset retirement costs	(97)	(69)	(195)	(140)
Paging and computer equipment	2,028	1,992	4,087	3,995
Furniture, fixtures and vehicles	76	69	141	148
Total depreciation	2,082	2,044	4,158	4,101
Amortization	629	1,035	1,636	2,146
Accretion	140	156	280	311
Total depreciation, amortization and accretion expense	$2,851	$3,235	$6,074	$6,558
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.1 million at June 30, 2017 and December 31, 2016.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the date stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2017	December 31, 2016
Leasehold improvements	lease term	$4,051	$3,843
Asset retirement costs	1-5	3,289	3,263
Paging and computer equipment	1-5	112,800	113,175
Furniture, fixtures and vehicles	3-5	4,447	2,852
Total property and equipment		124,587	123,133
Accumulated depreciation		(110,698)	(110,315)
Total property and equipment, net		$13,889	$12,818
Other Current Liabilities
Other current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Accrued outside services	$1,057	$975
Accrued accounting and legal	678	467
Accrued network costs	644	773
Deferred rent and other	255	433
Asset retirement obligations	186	85
Total other current liabilities	$2,820	$2,733
Other Non-Current Liabilities
Other non-current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Asset retirement obligations	$7,548	$7,472
Deferred rent and other	893	942
Dividends payable	129	507
Total other non-current liabilities	$8,570	$8,921
NOTE 5 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at June 30, 2017 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years.
The net consolidated balance of intangible assets consisted of the following at June 30, 2017:

		June 30, 2017
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(15,836)	$9,166
Total amortizable intangible assets	10	$25,002	$(15,836)	$9,166

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining six months ending December 31, 2017	$1,250
For the year ending December 31:
2018	2,500
2019	2,500
2020	2,500
2021	416
Total amortizable intangible assets	$9,166
NOTE 6 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2017	$85	$7,472	$7,557
Accretion	4	276	280
Amounts paid	(129)	—	(129)
Asset additions recorded, net	—	26	26
Reclassifications	226	(226)	—
Balance at June 30, 2017	$186	$7,548	$7,734
The balances above were included within other current liabilities and other non-current liabilities, respectively, at June 30, 2017.
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
Accretion expense was $0.3 million for the six months ended June 30, 2017 and 2016. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 7 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At June 30, 2017 and December 31, 2016, we had no stock options outstanding.
At June 30, 2017 and December 31, 2016, there were 19,972,094 and 20,525,614 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders' Equity
Changes in stockholders’ equity for the six months ended June 30, 2017 consisted of the following:

(Dollars in thousands)
Balance at January 1, 2017	$322,087
Net income for the six months ended June 30, 2017	2,352
Cash dividends declared	(5,221)
Common stock repurchase program	(10,024)
Amortization of stock based compensation	1,953
Other	363
Balance at June 30, 2017	$311,510
Dividends
The following table details our cash dividend payments made in 2017. Cash dividends paid as disclosed in the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
December 20, 2016	January 4, 2017	January 17, 2017	$0.250	$5,128
March 1, 2017	March 17, 2017	March 30, 2017	0.125	2,566
April 26, 2017	May 23, 2017	June 23, 2017	0.125	2,545
	Total		$0.500	$10,239
(1) The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
On July 26, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 18, 2017, and a payment date of September 8, 2017. This cash dividend of approximately $2.5 million will be paid from available cash on hand.
Common Stock Repurchase Program
On April 26, 2017, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2017 on the open market or in privately negotiated transactions. The Company used the entire $10.0 million of repurchase authority by June 30, 2017. The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance				$10,000
Three Months Ended June 30, 2017	572,550	17.47	572,550	—
Total	572,550	$17.47	572,550

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
The Company has determined, based on the provisions of the 2015 Long-Term Incentive Plan ("2015 LTIP"), that unvested RSUs do not currently meet, nor have they met since issuance, the criteria to be considered dilutive. Therefore, we have excluded them from the calculation of both diluted net income per common share as well as the diluted weighted average shares of common stock and common stock equivalents for the three and six months ended June 30, 2017 and removed them from the comparative information for the three and six months ended June 30, 2016. This correction is immaterial to our financial statements and corresponding disclosures.
Our second quarter 2017 interim condensed consolidated financial statements reflect this determination within the calculation of basic and diluted weighted average shares outstanding and earnings per share for the three and six months ended June 30, 2017 and 2016.
We assessed the materiality of these changes on our 2016 financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. We have corrected the second quarter 2016 by revising the second quarter 2016 interim condensed consolidated financial statements and other financial information included herein. Future periods will be revised, as applicable.
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$1,498	$3,451	$2,352	$6,895

Denominator:
Weighted average shares used to compute net income per common share - basic	20,353,801	20,568,058	20,441,781	20,637,070
Weighted average shares used to compute net income per common share - diluted	20,366,102	20,568,058	20,508,473	20,637,070
Basic net income per common share	$0.07	$0.17	$0.12	$0.33
Diluted net income per common share	$0.07	$0.17	$0.11	$0.33
Spok Holdings, Inc. Equity Incentive Award Plan
The following table summarizes the activities under the 2012 Equity Incentive Award Plan ("2012 Equity Plan") from January 1, 2017 through June 30, 2017:

Activity
Total equity securities available at January 1, 2017	1,246,939
Less: 2015 Performance-Based LTIP RSUs awarded to eligible employees, net of forfeitures	112,202
Less: 2017 Time-Based LTIP RSUs awarded to eligible employees, net of forfeitures	117,471
Less: Restricted stock awarded to non-executive members of the Board of Directors	10,047
Total equity securities available at June 30, 2017	1,007,219

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 24, 2017 the Company's stockholders approved an amendment to our 2012 Equity Plan to: (i) expand the list of performance criteria that may be used for purposes of granting performance awards under the 2012 Equity Plan, and (ii) limit the annual value awards that may be granted to the Company's non-employee directors to $750,000 per year, subject to limited exceptions as described in the amendment. The approval of the amendment was intended to satisfy the stockholder approval requirements under Section 162(m) of the Internal Revenue Code.
2015 Long Term Incentive Plan. On December 9, 2014, our Board of Directors adopted the 2015 LTIP (which provides for a 36-month vesting period) that included a stock component in the form of RSUs. Under this incentive program, RSUs will be granted to eligible employees annually and each annual grant will generally vest over a three-year service period. Each annual grant includes performance metrics required to be met for vesting purposes, as established by the Board of Directors. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2015 LTIP) or on or after the third business day following the day that we file the Annual Report on Form 10-K with the SEC for the grant's final vesting year, but in no event later than December 31 of the year following the vesting date if the pre-established performance conditions are achieved. Any unvested RSUs awarded under the 2015 LTIP and the related cash dividends are forfeited if the participant terminates employment with the Company.
On January 2, 2015, our Board of Directors granted 254,777 RSUs with a grant date fair value of $4.4 million. An additional 6,123 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2015. On January 28, 2016, our Board of Directors issued a second grant of 227,082 RSUs with a grant date fair value of $3.8 million. An additional 7,629 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2016. On January 2, 2017, our Board of Directors issued a third grant of 108,428 RSUs with a grant date fair value of $2.2 million. An additional 10,039 RSUs were issued to eligible employees who were promoted or joined the Company during the six months ended June 30, 2017. All issuances were made to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement. Eligible employees have the opportunity to earn RSUs based upon continued employment with the Company and the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the 2015-2017 performance period”) for the 2015 grant, the period of January 1, 2016 through December 31, 2018 ("the 2016-2018 performance period") for the 2016 grant, and January 1, 2017 through December 31, 2019 ("the 2017-2019 performance period") for the 2017 grant, respectively. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation".)
The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the six months ended June 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2017	451,493	$17.10
Granted	118,467	20.52
Vested	—	—
Forfeited	(6,265)	17.52
Non-vested RSUs at June 30, 2017	563,695	$17.81	$3,264	18

2017 Time Based Long Term Incentive Plan. On January 2, 2017, our Board of Directors granted 108,394 RSUs with a grant date fair value of $2.2 million. An additional 10,039 shares were issued to eligible employees who were promoted or joined the Company during the six months ended June 30, 2017. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. These RSUs vest one third on December 31, 2017, December 31, 2018 and December 31, 2019. RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or on or after the third business day following the day that we file the Annual Report on Form 10-K with the SEC for the grant's vesting years, but in no event later than December 31 of the year following the vesting date. Any unvested RSUs awarded under the 2017 time based grant and the related cash dividends are forfeited if the participant terminates employment with the Company. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation".)

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to RSUs issued and outstanding under the 2017 time based LTIP grant for the six months ended June 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2017	—	$—
Granted	118,433	20.52
Vested	—	—
Forfeited	(962)	20.75
Non-vested RSUs at June 30, 2017	117,471	$20.52	$1,696	18
Employee Stock Purchase Plan. On July 25, 2016, our stockholders approved the registration with the SEC of 250,000 shares of common stock, to be issued from time to time in connection with purchases under the Spok Holdings, Inc. 2016 Employee Stock Purchase Plan ("ESPP"). Shares were first offered for purchase under the ESPP during the third quarter of 2016. Under the ESPP, eligible participants can voluntarily elect to have contributions withheld from their pay for the duration of an offering period, subject to the ESPP limits. At the end of an offering period, contributions will be used to purchase the Company's common stock at a discount to the market price based on the first or last day of the offering period, whichever is lower. Participants are required to hold common stock for a minimum period of two years from the grant date. Participants will begin earning dividends on shares after the purchase date. Each offering period will generally last for no longer than six months. Once an offering period begins, participants cannot adjust their withholding amount. If a participant chooses to withdraw, any previously withheld funds will be returned to the participant, with no stock purchased, and that participant will be eligible to participate in the ESPP at the next offering period. If the participant terminates employment with the Company during the offering period, all contributions will be returned to the employee and no stock will be purchased at a discounted rate. For the three and six months ended June 30, 2017, 8,983 shares of common stock were purchased for a total cost of $0.1 million. No shares were purchased during the corresponding time periods in 2016. The following table summarizes the activities under the ESPP from January 1, 2017 through June 30, 2017:

Activity
Total ESPP equity securities available at January 1, 2017	246,039
Less: ESPP common stock purchased by eligible employees	8,983
Total ESPP securities available at June 30, 2017	237,056
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
At June 30, 2017, we had total deferred income tax assets ("DTAs") of $72.0 million and no valuation allowance. This reflects a change from the December 31, 2016 balance of DTAs of $73.1 million and no valuation allowance. The change from December 31, 2016 to June 30, 2017 reflects the expected usage of the DTAs to offset expected 2017 taxable income and changes in tax rates.
We consider both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) whether all or some portion of the DTAs will be realized in the future. During the fourth quarter of each year, we update our multi-year forecast of taxable income for our operations which assists in analyzing the recoverability of our DTAs.
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
The following table reflects the items for stock based compensation expense on the condensed consolidated statements of income for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
2015 LTIP (performance-based)	$508	$622	$998	$1,153
2017 LTIP (time-based)	371	—	714	—
ESPP	15	—	30	—
Board of Directors restricted stock	104	108	211	215
Total stock based compensation expense	$998	$730	$1,953	$1,368
In the fourth quarter of 2016 we determined that only 50% of the 2015 and 2016 grants made under the 2015 LTIP were expected to vest based on the related performance criteria and our assessment of the anticipated future performance applied to the performance criteria. As such, expenses listed in the table above reflect only the portion of grants and related expense that we anticipate will vest for those awards.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2017 to the commitments and contingencies previously reported in the 2016 Annual Report.
NOTE 11 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended June 30, 2017 and 2016, we incurred site rent expenses of $1.0 million and for the six months ended June 30, 2017 and 2016, we incurred site rent expenses of $2.0 million from the entity on which the individual serves as a director. Site rent expenses are included in service, rental and maintenance expenses.

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

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement. For the six months ended June 30, 2017 and 2016, wireless revenue represented approximately 61% and software revenue represented approximately 39% of our consolidated revenue.
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

Market Segment	For the Three Months Ended June 30, 2017				For the Three Months Ended June 30, 2016
(Dollars in thousands)	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
Healthcare	$19,696	$11,589	$31,285	73.9%	$20,761	$10,617	$31,378	70.3%
Government	1,517	1,099	2,616	6.2%	1,780	1,639	3,419	7.7%
Large Enterprise	2,066	832	2,898	6.8%	2,423	905	3,328	7.5%
Other(1)	2,360	3,166	5,526	13.1%	2,895	3,615	6,510	14.5%
Total	$25,639	$16,686	$42,325	100.0%	$27,859	$16,776	$44,635	100.0%
(1) Other includes hospitality, resort, indirect and billable travel revenue.

Market Segment	For the Six Months Ended June 30, 2017				For the Six Months Ended June 30, 2016
(Dollars in thousands)	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
Healthcare	$39,488	$22,029	$61,517	73.4%	$41,541	$21,456	$62,997	70.0%
Government	3,079	2,854	5,933	7.1%	3,586	3,873	7,459	8.3%
Large Enterprise	4,144	1,372	5,516	6.6%	4,969	1,742	6,711	7.5%
Other(1)	4,788	6,015	10,803	12.9%	5,935	6,921	12,856	14.2%
Total	$51,499	$32,270	$83,769	100.0%	$56,031	$33,992	$90,023	100.0%
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

We review the percentages of operating expenses to revenue on a regular basis. Even though the operating expenses are classified as previously described, expense control and management are also performed by expense category. Approximately 65% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three and six months ended June 30, 2017 and 2016.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We had 604 full-time equivalent employees (“FTEs”) at June 30, 2017, an increase of 1.2% from 597 FTEs at June 30, 2016 and an increase of 2.9% from 587 FTEs at December 31, 2016.
We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.7% to 4,073 active transmitters at June 30, 2017 from 4,184 active transmitters at June 30, 2016 and by 2.1% from 4,159 active transmitters at December 31, 2016.
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
Stock based compensation includes expenses related to our Long Term Incentive Plan ("LTIP"), Employee Stock Purchase Plan ("ESPP") and restricted stock issued to the Board of Directors. In 2017, the Company determined for competitive and employee retention reasons the 2017 LTIP grant would consist of a performance based component and a time-based component (For additional details refer to Note 7, "Stockholders' Equity" and Note 9, "Stock Based Compensation".)

Statements of Income
Comparison of the Statements of Income Elements for the Three and Six Months Ended June 30, 2017 and 2016

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Revenue:
Wireless	$25,639	$27,859	$(2,220)	(8.0)%	$51,499	$56,031	$(4,532)	(8.1)%
Software	16,686	16,776	(90)	(0.5)%	32,270	33,992	(1,722)	(5.1)%
Total	$42,325	$44,635	$(2,310)	(5.2)%	$83,769	$90,023	$(6,254)	(6.9)%
Selected operating expenses:
Cost of revenue	$7,190	$7,513	$(323)	(4.3)%	$14,226	$15,528	$(1,302)	(8.4)%
Research and development	4,662	3,212	1,450	45.1%	8,767	6,120	2,647	43.3%
Service, rental and maintenance	7,944	8,187	(243)	(3.0)%	16,010	16,492	(482)	(2.9)%
Selling and marketing	5,329	6,429	(1,100)	(17.1)%	11,251	12,957	(1,706)	(13.2)%
General and administrative	11,939	10,439	1,500	14.4%	23,649	20,946	2,703	12.9%
Total	$37,064	$35,780	$1,284	3.6%	$73,903	$72,043	$1,860	2.6%
FTEs	604	597	7	1.2%	604	597	7	1.2%
Active transmitters	4,073	4,184	(111)	(2.7)%	4,073	4,184	(111)	(2.7)%
Revenue — Wireless
The table below details total wireless revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Wireless revenue:
Paging revenue	$24,572	$26,564	$(1,992)	(7.5)%	$49,544	$53,665	$(4,121)	(7.7)%
Product and other revenue	1,067	1,295	(228)	(17.6)%	1,955	2,366	(411)	(17.4)%
Total wireless revenue	$25,639	$27,859	$(2,220)	(8.0)%	$51,499	$56,031	$(4,532)	(8.1)%
The decrease in wireless revenue for the three and six months ended June 30, 2017 compared to the same periods in 2016 reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits.
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
The following table sets forth information on our units in service by account size at specified dates:

Account Size	As of June 30, 2017		As of March 31, 2017		As of June 30, 2016
(Units in thousands)	Units	% of Total	Units	% of Total	Units	% of Total
1 to 100 Units(1)	98	9.0%	102	9.3%	114	10.0%
101 to 1000 Units(1)	204	18.8%	214	19.6%	228	19.9%
> 1000 Units(1)	784	72.2%	775	71.1%	802	70.1%
Total units in service(1)	1,086	100.0%	1,091	100.0%	1,144	100.0%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on the net disconnect rate by account size for our customers for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2017	March 31, 2017	June 30, 2016
1 to 100 Units(1)	(3.7)%	(3.4)%	(4.0)%
101 to 1000 Units(1)	(4.5)%	(1.3)%	(4.0)%
> 1000 Units(1)	1.1%	(1.7)%	0.6%
Total net unit loss %(1)	(0.4)%	(1.8)%	(0.8)%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on Average Revenue Per Unit ("ARPU") by account size for the periods stated:

	For the Three Months Ended
Account Size	June 30, 2017	March 31, 2017	June 30, 2016
1 to 100 Units(1)	$12.16	$12.22	$12.48
101 to 1000 Units(1)	8.61	8.66	8.65
> 1000 Units(1)	6.64	6.64	6.75
Total ARPU(1)	$7.52	$7.56	$7.71

(1)	All figures presented include both direct and indirect units in service
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future annual revenue to decline in line with recent trends. The decrease in consolidated ARPU for the three months ended June 30, 2017 from the same period in 2016 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU will trend lower for the remainder of 2017. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.

The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of June 30,			Revenue for the Three Months Ended June 30,			Change Due To:
(in thousands)	2017	2016	Change	2017	2016	Change	ARPU	Units
Total	1,086	1,144	(58)	$24,572	$26,564	$(1,992)	$(578)	$(1,414)

	Units in Service as of June 30,			Revenue for the Six Months Ended June 30,			Change Due To:
(in thousands)	2017	2016	Change	2017	2016	Change	ARPU	Units
Total	1,086	1,144	(58)	$49,544	53,665	$(4,121)	$(1,284)	$(2,837)
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
The table below details the components of software revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Subscription	$623	$503	$120	23.9%	$1,167	$1,001	$166	16.6%
License	1,641	1,691	(50)	(3.0)%	2,812	3,284	(472)	(14.4)%
Services	3,650	4,202	(552)	(13.1)%	7,003	8,517	(1,514)	(17.8)%
Equipment	1,127	1,250	(123)	(9.8)%	2,100	2,979	(879)	(29.5)%
Operations revenue	7,041	7,646	(605)	(7.9)%	13,082	15,781	(2,699)	(17.1)%
Maintenance revenue	9,645	9,130	515	5.6%	19,188	18,211	977	5.4%
Total software revenue	$16,686	$16,776	$(90)	(0.5)%	$32,270	$33,992	$(1,722)	(5.1)%
The decrease in operations revenue primarily reflects a decrease in the number of projects completed during the three and six months ended June 30, 2017 as compared to the same periods in 2016. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance revenue renewal rates for the three and six months ended June 30, 2017 and 2016 were in excess of 99%.
Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals of existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Total bookings increased by 1.7% and 14.3% for the three and six months ended June 30, 2017 as compared to the same period in 2016. Operations and new maintenance orders bookings decreased by 2.4% for the three months ended June 30, 2017 but increased by 22.6% for the six months ended June 30, 2017 compared to the same period in 2016. The significant increase in bookings for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to a strong first quarter in which average deal sizes were much larger in 2017 as compared to 2016. The maintenance bookings continue to reflect a strong revenue renewal rate in excess of 99%. Maintenance and subscription renewals bookings increased by 6.0% and 7.5% for the three and six months ended June 30, 2017, compared to the same period in 2016.

The following table summarizes total bookings for the periods stated:

Bookings	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Operations and new maintenance orders	$9,933	$10,181	$19,380	$15,805
Maintenance and subscription renewals	10,472	9,882	20,813	19,365
Total bookings	$20,405	$20,063	$40,193	$35,170
We reported a software backlog of $43.5 million at June 30, 2017, which represented all orders received from customers not yet recognized as revenue. We continually review our backlog and adjust the balance to reflect expected amount and timing of customer implementations.

Backlog	(Dollars in thousands)
Beginning balance at April 1, 2017	$40,555
Operations bookings	9,933
Maintenance and subscription renewals	10,472
Available backlog	$60,960
Operations revenue	(7,041)
Maintenance revenue	(9,645)
Other(1)	(819)
Total backlog at June 30, 2017	$43,455

(1)	Other reflects cancellations and other adjustments to backlog.
Operating Expenses
The following is a review of our operating expense categories for the three and six months ended June 30, 2017 and 2016.

Operating expenses	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Cost of revenue	$7,190	$7,513	$(323)	(4.3)%	$14,226	$15,528	$(1,302)	(8.4)%
Research and development	4,662	3,212	1,450	45.1%	8,767	6,120	2,647	43.3%
Service, rental and maintenance	7,944	8,187	(243)	(3.0)%	16,010	16,492	(482)	(2.9)%
Selling and marketing	5,329	6,429	(1,100)	(17.1)%	11,251	12,957	(1,706)	(13.2)%
General and administrative	11,939	10,439	1,500	14.4%	23,649	20,946	2,703	12.9%
Total	$37,064	$35,780	$1,284	3.6%	$73,903	$72,043	$1,860	2.6%
FTEs	604	597	7	1.2%	604	597	7	1.2%

Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$4,607	$4,406	$201	4.6%	$9,096	$9,040	$56	0.6%
Cost of sales	1,815	2,227	(412)	(18.5)%	3,725	4,900	(1,175)	(24.0)%
Stock based compensation	60	58	2	3.4%	117	107	10	9.3%
Other	708	822	(114)	(13.9)%	1,288	1,481	(193)	(13.0)%
Total cost of revenue	$7,190	$7,513	$(323)	(4.3)%	$14,226	$15,528	$(1,302)	(8.4)%
FTEs	190	184	6	3.3%	190	184	6	3.3%
As illustrated in the table above, total cost of revenue decreased $0.3 million for the three months ended June 30, 2017 compared to the same period in 2016 and decreased $1.3 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•	Payroll and related — Payroll and related expenses were incurred largely for maintenance, support and service personnel and reflects the increase in staffing.

•
Cost of sales — Cost of sales consisted primarily of third party software, use of third party resources for software implementation related work, inventory and maintenance of third party products. The decrease of $0.4 million and $1.2 million for the three and six months ended June 30, 2017 compared to the same period in 2016, respectively, was primarily attributable to the decrease in hardware revenue and lower usage of third party resources for professional services.

Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$3,809	$2,478	$1,331	53.7%	$7,205	$4,803	$2,402	50.0%
Outside services	659	580	79	13.6%	1,176	1,008	168	16.7%
Stock based compensation	65	48	17	35.4%	120	88	32	36.4%
Other	129	106	23	21.7%	266	221	45	20.4%
Total research and development	$4,662	$3,212	$1,450	45.1%	$8,767	$6,120	$2,647	43.3%
FTEs	109	78	31	39.7%	109	78	31	39.7%
As illustrated in the table above, research and development expenses increased $1.5 million for the three months ended June 30, 2017 compared to the same period in 2016 and increased $2.6 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for product development personnel. The increase of $1.3 million and $2.4 million for the three and six months ended June 30, 2017 compared to the same period in 2016, respectively, in payroll and related was due primarily to an increase of 31 FTEs compared to the same period in the prior year reflecting our continued efforts to increase research and development associated with our software solutions. We intend to continue to substantially increase our research and development efforts as we continue to invest in our next generation software solutions. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions, and 4) alerting. The Company plans to continue to increase its staffing to develop its integrated communications solution portfolio. This increase in staffing will substantially impact margins and our cash flow from operations as the benefits from this development effort will not immediately be realized for at least several years. Based on this emphasis we expect the number of FTEs to increase in this area, substantially impacting future payroll and related expenses.

•
Outside services — The increase in outside services expense consisted primarily of third party developers working on our unified communications solutions for the three and six months ended June 30, 2017.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$2,613	$2,647	$(34)	(1.3)%	$5,284	$5,393	$(109)	(2.0)%
Site rent	3,604	3,668	(64)	(1.7)%	7,224	7,328	(104)	(1.4)%
Telecommunications	989	1,117	(128)	(11.5)%	2,058	2,330	(272)	(11.7)%
Stock based compensation	20	15	5	33.3%	40	28	12	42.9%
Other	718	740	(22)	(3.0)%	1,404	1,413	(9)	(0.6)%
Total service, rental and maintenance	$7,944	$8,187	$(243)	(3.0)%	$16,010	$16,492	$(482)	(2.9)%
FTEs	94	97	(3)	(3.1)%	94	97	(3)	(3.1)%
As illustrated in the table above, service, rental and maintenance expenses decreased $0.2 million for the three months ended June 30, 2017 compared to the same period in 2016 and decreased $0.5 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and quality assurance personnel. The change in FTEs reflects our continued management of headcount to match the changes in our wireless revenue.

•
Site rent — Site rent expenses consisted primarily of rent for transmitter locations used in our paging network. We anticipate continued rationalization of our networks, which will continue to decrease the number of transmitters required to provide service to our customers. The reduction in transmitters has reduced the number of lease locations. The number of active transmitters declined 2.7% from June 30, 2016 to June 30, 2017. As a result of rationalization of our networks we expect to continue to see a decline in site rent expenses over time.

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

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$3,074	$3,510	$(436)	(12.4)%	$6,177	$7,175	$(998)	(13.9)%
Commissions	1,121	1,559	(438)	(28.1)%	2,322	3,084	(762)	(24.7)%
Stock based compensation	99	75	24	32.0%	199	123	76	61.8%
Other	1,035	1,285	(250)	(19.5)%	2,553	2,575	(22)	(0.9)%
Total selling and marketing	$5,329	$6,429	$(1,100)	(17.1)%	$11,251	$12,957	$(1,706)	(13.2)%
FTEs	95	125	(30)	(24.0)%	95	125	(30)	(24.0)%
As illustrated in the table above, selling and marketing expenses decreased $1.1 million for the three months ended June 30, 2017 compared to the same period in 2016 and decreased $1.7 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for sales and marketing personnel. The decrease in FTEs and related expense primarily reflects changes in our sales force as we manage the number of sales staff based on our expectations for the size of each addressable market.

•
Commissions — Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as projects are implemented and are impacted by the level of software operations revenue. The decrease of $0.4 million and $0.8 million for the three and six months ended June 30, 2017 compared to the same period in 2016, respectively, in commissions is due primarily to lower software operations revenue compared to the same period in the prior year and to a lesser extent due to the continued impact from the change in the commission plan incentives made in 2015.

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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$4,486	$4,306	$180	4.2%	$8,928	$8,698	$230	2.6%
Stock based compensation	754	534	220	41.2%	1,477	1,022	455	44.5%
Facility rent	869	810	59	7.3%	1,688	1,649	39	2.4%
Outside services	2,224	1,921	303	15.8%	4,511	3,647	864	23.7%
Taxes, licenses and permits	1,034	1,060	(26)	(2.5)%	2,024	2,115	(91)	(4.3)%
Other	2,572	1,808	764	42.3%	5,021	3,815	1,206	31.6%
Total general and administrative	$11,939	$10,439	$1,500	14.4%	$23,649	$20,946	$2,703	12.9%
FTEs	116	113	3	2.7%	116	113	3	2.7%
As illustrated in the table above, general and administrative expenses increased $1.5 million for the three months ended June 30, 2017 compared to the same period in 2016 and increased $2.7 million for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management and reflect the changes in the number of FTEs.

•	Outside services — Outside service expenses consisted primarily of costs associated with professional services related to financial reporting, taxes and internal control compliance.

•
Other — Other expenses consisted primarily of bad debt, insurance, shipping costs, financial services, office rent and utilities. The increase in other expenses was primarily due to an increase in computer replacements, maintenance contracts, financial services costs and recruiting expenses.

Severance. We incurred an immaterial amount of severance expense for the three and six months ended June 30, 2017 and 2016. Severance expense is included in General and Administrative - Other expenses.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.9 million for the three months ended June 30, 2017 compared to $3.2 million for the same period in 2016 and $6.1 million for the six months ended June 30, 2017 compared to $6.6 million for the same period in 2016. (For additional details regarding depreciation, amortization and accretion expenses refer to Note 4, "Consolidated Financial Statement Components".)
Income Tax Expense
Income Tax Expense. Income tax expense decreased $1.2 million for the three months ended June 30, 2017 compared to the same period in 2016 and decreased $3.2 million for the six months ended June 30, 2017 compared to the same period in 2016. The change in the income tax expense for each period presented primarily relates to the decline in taxable income.
The following is the effective tax rate reconciliation for the three and six months ended June 30, 2017 and 2016, respectively:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2017		2016		2017		2016
Income before income tax expense	$2,653		$5,785		$4,126		$11,888
Income tax expense at the Federal statutory rate	$928	35.0%	$2,025	35.0%	$1,444	35.0%	$4,161	35.0%
State income taxes, net of Federal benefit	135	5.1%	204	3.5%	214	5.2%	471	4.0%
Other, including permanent differences	92	3.5%	105	1.8%	116	2.8%	361	3.0%
Income tax expense	$1,155	43.5%	$2,334	40.3%	$1,774	43.0%	$4,993	42.0%

Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2017, we had cash and cash equivalents of $107.2 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, not resume our common stock repurchase program, and/or sell assets or seek outside financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms. As of June 30, 2017, our available cash on hand was $107.2 million.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2017, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$6,666	$19,879	$(13,213)
Net cash used in investing activities	(5,198)	(2,981)	(2,217)
Net cash used in financing activities	(20,133)	(11,135)	(8,998)
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $13.2 million for the six months ended June 30, 2017 compared to the same period in 2016. The decrease of $13.2 million is primarily related to a decrease in net income of $4.5 million (decrease in cash flow), a decrease in deferred income tax expense of $3.3 million (decrease in cash flow) and a net decrease in non-cash items, including depreciation, amortization and accretion and stock based compensation, of $0.3 million (decrease in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a $2.8 million higher decrease in accounts payable, accrued liabilities and other (decrease in cash flow), $1.4 million greater increase in deferred revenue (increase in cash flow) and a net $3.7 million greater decrease to assets (decrease in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities increased by $2.2 million for the six months ended June 30, 2017 compared to the same period in 2016 due primarily to an increase in purchases of property and equipment associated with the Company's business expansion related to research and development.
Net Cash Used in Financing Activities. Net cash used in financing activities increased by $9.0 million for the six months ended June 30, 2017 compared to the same period in 2016 due to a $5.1 million increase in dividends paid and a $3.9 million increase in common stock repurchases.

Future Cash Dividends to Stockholders. On July 26, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 18, 2017, and a payment date of September 8, 2017. This cash dividend of approximately $2.5 million will be paid from available cash on hand.
Common Stock Repurchase Program. On April 26, 2017, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2017 on the open market or in privately negotiated transactions. This repurchase authority was fully used in the three months ended June 30, 2017. For additional details regarding the common stock repurchase program refer to Note 7, "Stockholders' Equity".
Other. For 2017, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases was $4.5 million for the three months ended June 30, 2017 and 2016 and $8.9 million and $9.0 million for the six months ended June 30, 2017 and 2016, respectively.
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
For purposes of the LTIP performance periods for 2015-2017 and for 2016-2018, adjusted OCF was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$1,498	$3,451	$2,352	$6,895
Plus: Income tax expense	1,155	2,334	1,774	4,993
Less: Other income	(89)	(104)	(58)	(357)
Less: Interest income	(154)	(61)	(276)	(109)
Operating income	2,410	5,620	3,792	11,422
Plus: Depreciation, amortization and accretion	2,851	3,235	6,074	6,558
EBITDA (as defined by the Company)	5,261	8,855	9,866	17,980
Less: Purchases of property and equipment	(2,353)	(1,537)	(5,204)	(2,982)
Plus: Severance	—	—	—	(4)
Adjusted OCF (as defined by the Company)	$2,908	$7,318	$4,662	$14,994
For purposes of the 2017 STIP and the LTIP performance period for 2017-2019, adjusted operating expenses and capital expenses were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Operating expenses	$39,915	$39,015	$79,977	$78,601
Less: Depreciation, amortization and accretion	(2,851)	(3,235)	(6,074)	(6,558)
Less: Severance	—	—	—	4
Less: Stock based compensation	(998)	(730)	(1,953)	(1,368)
Adjusted operating expenses (as defined by the Company)	36,066	35,050	71,950	70,679
Plus: Purchases of property and equipment	2,353	1,537	5,204	2,982
Adjusted operating and capital expenses (as defined by the Company)	$38,419	$36,587	$77,154	$73,661
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2017, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2016 Annual Report have not materially changed during the quarter ended June 30, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
				(Dollars in thousands)
Beginning Balance				$10,000
Three Months Ended June 30, 2017	572,550	$17.47	572,550	—
Total	572,550	$17.47	572,550
For additional details regarding purchases made by the Company refer to Note 7, "Stockholders' Equity".

ITEM 5. OTHER MATTERS.
(a). On July 24, 2017, Spok Holdings, Inc. (the “Company”) held its 2017 Annual Meeting of Stockholders (the “Annual Meeting”). There were 20,220,953 shares of common stock eligible to vote, of which 18,892,413 shares were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect seven directors; to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2017; to approve, on an advisory basis, the compensation of the Company’s named executive officers (the “NEOs”); to approve, on an advisory basis, the frequency of future say-on-pay votes; and to approve an amendment to the Company's 2012 equity incentive award plan. No other business was transacted.
Nominees for election to the Board of Directors were approved by a majority of the votes properly cast by holders of the common stock present in person or by proxy at the Annual Meeting, each share being entitled to one vote. Seven directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed.
The Board considered the frequency of the say on pay recommendation by the stockholders, and determined to hold the say on pay vote annually for the next five years.
The results of the election of the directors; the ratification of the appointment of Grant Thornton LLP; the advisory vote on the compensation of the Company’s NEOs; the advisory vote on the frequency of future say-on-pay votes; and the amendment to the Company's 2012 equity incentive award plan; were as follows:

Election of Directors:	Votes For	Votes Withheld	Broker Non-Votes
N. Blair Butterfield	15,681,006	988,184	2,223,223
Stacia A. Hylton	15,672,058	997,132	2,223,223
Vincent D. Kelly	15,640,854	1,028,336	2,223,223
Brian O’Reilly	15,641,037	1,028,153	2,223,223
Matthew Oristano	15,641,265	1,027,925	2,223,223
Samme L. Thompson	15,636,891	1,032,299	2,223,223
Royce Yudkoff	15,632,746	1,036,444	2,223,223
Ratification of the Appointment of	Votes For	Votes Against	Abstentions	Broker Non-Votes
Grant Thornton LLP	17,845,413	994,068	52,932	—
Advisory Vote on the Approval of	Votes For	Votes Against	Abstentions	Broker Non-Votes
NEO Compensation	15,695,747	960,685	12,758	2,223,223
Advisory Vote on the Approval of	Votes For Every Year	Votes For Every Two Years	Votes For Every Three Years	Abstentions	Broker Non-Votes
Frequency of Future say-on-pay votes	10,564,026	11,782	5,190,915	902,467	2,223,223
Approve an Amendment to Company's	Votes For	Votes Against	Abstentions	Broker Non-Votes
2012 Equity Incentive Award Plan	15,419,073	1,233,528	16,589	2,223,223

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: July 27, 2017	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF14-A	001-32358	A	4/27/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 27, 2017					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 27, 2017					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 27, 2017					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 27, 2017					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.