Form 10-Q
period 2017-09-30
Spok Holdings, Inc
filed 2017-10-26
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,983,343 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of October 20, 2017.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$110,140	$125,816
Accounts receivable, net	27,057	23,666
Prepaid expenses and other	6,637	4,384
Inventory	1,906	1,996
Total current assets	145,740	155,862
Non-current assets:
Property and equipment, net	13,706	12,818
Goodwill	133,031	133,031
Intangible assets, net	8,542	10,803
Deferred income tax assets	71,973	73,068
Other non-current assets	2,025	2,505
Total non-current assets	229,277	232,225
TOTAL ASSETS	$375,017	$388,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,023	$1,909
Accrued compensation and benefits	13,577	13,268
Accrued dividends payable	365	5,140
Accrued taxes	2,668	4,132
Deferred revenue	30,159	29,145
Other current liabilities	2,185	2,733
Total current liabilities	51,977	56,327
Non-current liabilities:
Deferred revenue	1,051	752
Other non-current liabilities	8,620	8,921
Total non-current liabilities	9,671	9,673
TOTAL LIABILITIES	61,648	66,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	2	2
Additional paid-in capital	97,630	104,810
Retained earnings	215,737	217,275
TOTAL STOCKHOLDERS’ EQUITY	313,369	322,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,017	$388,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2017	2016	2017	2016
Revenue:
Wireless	$25,110	$27,024	$76,609	$83,055
Software	18,526	18,331	50,796	52,322
Total revenue	43,636	45,355	127,405	135,377
Operating expenses:
Cost of revenue	7,069	7,639	21,295	23,167
Research and development	5,001	3,645	13,768	9,765
Service, rental and maintenance	7,875	8,253	23,885	24,745
Selling and marketing	5,533	5,955	16,784	18,912
General and administrative	12,058	10,605	35,706	31,551
Depreciation, amortization and accretion	2,775	3,229	8,849	9,787
Total operating expenses	40,311	39,326	120,287	117,927
Operating income	3,325	6,029	7,118	17,450
Interest income	214	67	490	176
Other income	359	85	415	443
Income before income tax expense	3,898	6,181	8,023	18,069
Income tax expense	(171)	(2,123)	(1,945)	(7,116)
Net income	$3,727	$4,058	$6,078	$10,953
Basic and diluted net income per common share	$0.19	$0.20	$0.30	$0.53
Basic weighted average common shares outstanding	19,977,263	20,541,275	20,285,240	20,604,905
Diluted weighted average common shares outstanding	20,008,321	20,541,275	20,362,774	20,604,905
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2017	2016
Cash flows provided by operating activities:
Net income	$6,078	$10,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,849	9,787
Deferred income tax expense	1,118	6,188
Stock based compensation	2,815	2,067
Provision for doubtful accounts, service credits and other	767	648
Adjustment of non-cash transaction taxes	(754)	(214)
Changes in assets and liabilities:
Accounts receivable	(4,156)	(1,389)
Prepaid expenses, inventory, intangibles and other assets	(1,726)	27
Accounts payable, accrued liabilities and other	(319)	(1,738)
Deferred revenue	1,313	3,109
Net cash provided by operating activities	13,985	29,438
Cash flows used in investing activities:
Purchase of property and equipment, net of proceeds from disposals of property and equipment	(7,034)	(4,377)
Net cash used in investing activities	(7,034)	(4,377)
Cash flows used in financing activities:
Cash distributions to stockholders	(12,733)	(7,718)
Purchase of common stock (including commissions), net of proceeds from issuance of common stock	(9,894)	(6,214)
Net cash used in financing activities	(22,627)	(13,932)
Net (decrease) increase in cash and cash equivalents	(15,676)	11,129
Cash and cash equivalents, beginning of period	125,816	111,332
Cash and cash equivalents, end of period	$110,140	$122,461
Supplemental disclosure:
Income taxes paid	$2,300	$681

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
We provide one-way and advanced two-way wireless messaging services including information services throughout the United States. These services are offered on a local, regional and nationwide basis employing digital networks. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, mobile devices and personal computers. We also offer voice mail, personalized greeting, message storage and retrieval, and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
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
Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the statement of financial position. In the fourth quarter 2016, the Company concluded that it was appropriate to separately state those operating expenses related to research and development. Previously those expenses had been classified under the Service, Rental and Maintenance operating category. Corresponding reclassifications were made to the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016. This change in classification has no effect on the previously reported Condensed Consolidated Statements of Income for any period.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets; intangible assets subject to amortization and goodwill; accounts receivable allowances; revenue recognition; depreciation expense; asset retirement obligations; severance and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have completed our review of the acceptable transition methods and have selected the modified retrospective approach. We currently estimate the modified retrospective approach may have a material impact on either deferred revenue or retained earnings in our 2018 consolidated financial statements as the potential impact is dependent upon the mix of products and services for contracts outstanding as of December 31, 2017.
We currently believe the standard will materially impact our revenue recognition on a going-forward basis once adopted. While we continue to assess the potential impacts of this standard, we currently believe that the most significant impact relates to our accounting for software license revenue. We expect software license revenue to generally be recognized when made available rather than over a combined service period or term period. Due to the nuances of certain contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time that software is made available to the customer.
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
NOTE 4 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Prepaid Expenses and Other
Prepaid expenses and other consisted of the following as of the date stated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Prepaid repairs and maintenance	$2,517	$1,561
Prepaid commissions	1,622	594
Prepaid taxes	862	100
Other prepaid expenses	1,636	2,129
Total prepaid expenses and other	$6,637	$4,384
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Depreciation
Leasehold improvements	$50	$47	$175	$145
Asset retirement costs	(97)	(69)	(292)	(209)
Paging and computer equipment	1,990	2,015	6,077	6,010
Furniture, fixtures and vehicles	66	73	207	221
Total depreciation	2,009	2,066	6,167	6,167
Amortization	625	1,007	2,261	3,153
Accretion	141	156	421	467
Total depreciation, amortization and accretion expense	$2,775	$3,229	$8,849	$9,787
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.2 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the date stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2017	December 31, 2016
Leasehold improvements	shorter of useful life or lease term	$4,083	$3,843
Asset retirement costs	1-5	3,289	3,263
Paging and computer equipment	1-5	112,827	113,175
Furniture, fixtures and vehicles	3-5	4,551	2,852
Total property and equipment		124,750	123,133
Accumulated depreciation		(111,044)	(110,315)
Total property and equipment, net		$13,706	$12,818
Other Current Liabilities
Other current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Accrued outside services	$999	$975
Accrued network costs	630	773
Accrued accounting and legal	277	467
Asset retirement obligations	235	85
Deferred rent and other	44	433
Total other current liabilities	$2,185	$2,733
Other Non-Current Liabilities
Other non-current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Asset retirement obligations	$7,580	$7,472
Deferred rent and other	872	942
Dividends payable	168	507
Total other non-current liabilities	$8,620	$8,921
NOTE 5 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at September 30, 2017 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years.
The net consolidated balance of intangible assets consisted of the following at September 30, 2017:

		September 30, 2017
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(16,460)	$8,542
Total amortizable intangible assets	10	$25,002	$(16,460)	$8,542

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining three months ending December 31, 2017	$625
For the year ending December 31:
2018	2,500
2019	2,500
2020	2,500
2021	417
Total amortizable intangible assets	$8,542
NOTE 6 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2017	$85	$7,472	$7,557
Accretion	6	415	421
Amounts paid	(189)	—	(189)
Asset additions recorded, net	—	26	26
Reclassifications	333	(333)	—
Balance at September 30, 2017	$235	$7,580	$7,815
The balances above were included within other current liabilities and other non-current liabilities, respectively, at September 30, 2017.
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
Accretion expense was $0.4 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 7 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At September 30, 2017 and December 31, 2016, we had no stock options outstanding.
At September 30, 2017 and December 31, 2016, there were 19,977,318 and 20,525,614 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders' Equity
Changes in stockholders’ equity for the nine months ended September 30, 2017 consisted of the following:

(Dollars in thousands)
Balance at January 1, 2017	$322,087
Net income for the nine months ended September 30, 2017	6,078
Cash dividends declared	(7,776)
Common stock repurchase program	(10,024)
Amortization of stock based compensation	2,815
Other	189
Balance at September 30, 2017	$313,369
Dividends
The following table details our cash dividend payments made in 2017. Cash dividends paid as disclosed in the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
December 20, 2016	January 4, 2017	January 17, 2017	$0.250	$5,128
March 1, 2017	March 17, 2017	March 30, 2017	0.125	2,566
April 26, 2017	May 23, 2017	June 23, 2017	0.125	2,545
July 26, 2017	August 18, 2017	September 8, 2017	0.125	2,494
	Total		$0.625	$12,733
(1) The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
On October 25, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 17, 2017, and a payment date of December 8, 2017. This cash dividend of approximately $2.5 million will be paid from available cash on hand.
Common Stock Repurchase Program
On April 26, 2017, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2017 on the open market or in privately negotiated transactions. The Company used the entire $10.0 million of repurchase authority by June 30, 2017. The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2017:

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
The Company has determined, based on the provisions of the 2015 Long-Term Incentive Plan ("2015 LTIP"), that unvested RSUs do not currently meet, nor have they met since issuance, the criteria to be considered dilutive. Therefore, we have excluded them from the calculation of both diluted net income per common share as well as the diluted weighted average shares of common stock and common stock equivalents for the three and nine months ended September 30, 2017 and removed them from the comparative information for the three and nine months ended September 30, 2016. This correction is immaterial to our financial statements and corresponding disclosures.
Our third quarter 2017 interim Condensed Consolidated Financial Statements reflect this determination within the calculation of basic and diluted weighted average shares outstanding and earnings per share for the three and nine months ended September 30, 2017 and 2016.
We assessed the materiality of these changes on our 2016 financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that they were not material to any prior annual or interim periods. We have corrected the third quarter 2016 by revising the third quarter 2016 interim condensed consolidated financial statements and other financial information included herein. Future periods will be revised, as applicable.
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2017	2016	2017	2016
Numerator:
Net income	$3,727	$4,058	$6,078	$10,953

Denominator:
Weighted average shares used to compute net income per common share - basic	19,977,263	20,541,275	20,285,240	20,604,905
Weighted average shares used to compute net income per common share - diluted	20,008,321	20,541,275	20,362,774	20,604,905
Basic and diluted net income per common share	$0.19	$0.20	$0.30	$0.53
Spok Holdings, Inc. Equity Incentive Award Plan
The following table summarizes the activities under the 2012 Equity Incentive Award Plan ("2012 Equity Plan") from January 1, 2017 through September 30, 2017:

Activity
Total equity securities available at January 1, 2017	1,246,939
Less: 2015 performance-based LTIP RSUs awarded to eligible employees, net of forfeitures	87,594
Less: Time-based RSUs awarded to eligible employees (including 2017 LTIP), net of forfeitures	122,629
Less: Restricted stock awarded to non-executive members of the Board of Directors	15,271
Total equity securities available at September 30, 2017	1,021,445

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
On January 2, 2015, our Board of Directors granted 254,777 RSUs with a grant date fair value of $4.4 million. An additional 6,123 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2015. On January 28, 2016, our Board of Directors issued a second grant of 227,082 RSUs with a grant date fair value of $3.8 million. An additional 7,629 RSUs were granted to eligible employees who were promoted or joined the Company during the twelve months ended December 31, 2016. On January 2, 2017, our Board of Directors issued a third grant of 108,428 RSUs with a grant date fair value of $2.2 million. An additional 10,039 RSUs were issued to eligible employees who were promoted or joined the Company during the nine months ended September 30, 2017. All issuances were made to eligible employees under the 2012 Equity Plan for the 2015 LTIP pursuant to a Restricted Stock Unit Agreement. Eligible employees have the opportunity to earn RSUs based upon continued employment with the Company and the achievement of performance goals established by our Board of Directors for our consolidated revenue and operating cash flows (as defined by the Company) during the period of January 1, 2015 through December 31, 2017 (“the 2015-2017 performance period”) for the 2015 grant, the period of January 1, 2016 through December 31, 2018 ("the 2016-2018 performance period") for the 2016 grant, and January 1, 2017 through December 31, 2019 ("the 2017-2019 performance period") for the 2017 grant, respectively. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation".)
The following table details activities with respect to RSUs issued and outstanding under the 2015 LTIP for the nine months ended September 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2017	451,493	$17.10
Granted	118,467	20.52
Vested	—	—
Forfeited	(30,873)	18.02
Non-vested RSUs at September 30, 2017	539,087	$17.80	$2,576	15

2017 Time Based Long Term Incentive Plan. On January 2, 2017, our Board of Directors granted 108,394 RSUs with a grant date fair value of $2.2 million. An additional 10,039 shares were issued to eligible employees who were promoted or joined the Company during the nine months ended September 30, 2017. Our Board of Directors also approved that future cash dividends related to the RSUs will be set aside and paid in cash to each eligible employee when the RSUs are converted into shares of common stock. These RSUs vest one third on December 31, 2017, December 31, 2018 and December 31, 2019. RSUs would be converted into shares of common stock on the earlier of a change in control of the Company (as defined in the 2012 Equity Plan) or on or after the first business day following the vesting date but in no event later than 60 days following the vesting date. Any unvested RSUs awarded under the 2017 time based grant and the related cash dividends are forfeited if the participant terminates employment with the Company. (For additional details regarding stock compensation refer to Note 9, "Stock Based Compensation".)

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to RSUs issued and outstanding under the 2017 time based LTIP grant for the nine months ended September 30, 2017:

	Shares	Weighted- Average Grant Date Fair Value	Total Unrecognized Compensation Cost (Dollars in thousands)	Weighted-Average Period Over Which Cost is Expected to be Recognized (In months)
Non-vested RSUs at January 1, 2017	—	$—
Granted	118,433	20.52
Vested	—	—
Forfeited	(8,339)	20.75
Non-vested RSUs at September 30, 2017	110,094	$20.50	$1,234	15
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
No shares were purchased for the three months ended September 30, 2017 or during the corresponding period in 2016. For the nine months ended September 30, 2017, 8,983 shares of common stock were purchased for a total cost of $0.1 million. No shares were purchased during the corresponding time periods in 2016.
The following table summarizes the activities under the ESPP from January 1, 2017 through September 30, 2017:

Activity
Total ESPP equity securities available at January 1, 2017	246,039
Less: ESPP common stock purchased by eligible employees	8,983
Total ESPP securities available at September 30, 2017	237,056
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
At September 30, 2017, we had total deferred income tax assets ("DTAs") of $72.0 million and no valuation allowance. This reflects a change from the December 31, 2016 balance of DTAs of $73.1 million and no valuation allowance. The change from December 31, 2016 to September 30, 2017 reflects the expected usage of the DTAs to offset expected 2017 taxable income and changes in tax rates.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 35% primarily due to the effect of state income taxes, research and development credits, permanent differences between book and taxable income and certain discrete items.
Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized. Of the total $1.3 million credit, $0.1 million relates to 2015, $0.3 million relates to 2016, and the remaining amount relates to 2017.
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
The following table reflects the items for stock based compensation expense on the condensed consolidated statements of income for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
2015 LTIP (performance-based)	$388	$584	$1,385	$1,737
Time-based awards (including 2017 LTIP)	358	—	1,073	—
ESPP	16	9	46	9
Board of Directors restricted stock	100	107	311	321
Total stock based compensation expense	$862	$700	$2,815	$2,067
In the fourth quarter of 2016 we determined that only 50% of the 2015 and 2016 grants made under the 2015 LTIP are expected to vest based on the related performance criteria and our assessment of the anticipated future performance applied to the performance criteria. As such, expenses listed in the table above reflect only the portion of grants and related expense that we anticipate will vest for those awards.
NOTE 10 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2017 to the commitments and contingencies previously reported in the 2016 Annual Report.
NOTE 11 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2017 and 2016, we incurred site rent expenses of $0.9 million and $1.0 million, respectively, and for the nine months ended September 30, 2017 and 2016, we incurred site rent expenses of $2.9 million from the entity on which the individual serves as a director. Site rent expenses are included in service, rental and maintenance expenses.

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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statements of Income (“MD&A”),” and “Risk Factors” in our 2016 Annual Report. Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
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

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of income. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of income. Our software is licensed to end users under an industry standard software license agreement. For the nine months ended September 30, 2017 and 2016, wireless revenue represented approximately 60% and software revenue represented approximately 40% of our consolidated revenue.
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

Market Segment	For the Three Months Ended September 30, 2017				For the Three Months Ended September 30, 2016
(Dollars in thousands)	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
Healthcare	$19,516	$14,532	$34,048	78.0%	$20,247	$11,094	$31,341	69.1%
Government	1,461	1,601	3,062	7.0%	1,658	1,964	3,622	8.0%
Large Enterprise	1,913	405	2,318	5.3%	2,303	726	3,029	6.7%
Other(1)	2,220	1,988	4,208	9.7%	2,816	4,547	7,363	16.2%
Total	$25,110	$18,526	$43,636	100.0%	$27,024	$18,331	$45,355	100.0%
(1) Other includes hospitality, resort, indirect and billable travel revenue.

Market Segment	For the Nine Months Ended September 30, 2017				For the Nine Months Ended September 30, 2016
(Dollars in thousands)	Wireless	Software	Total	% of Total	Wireless	Software	Total	% of Total
Healthcare	$59,004	$36,561	$95,565	75.0%	$61,788	$32,550	$94,338	69.7%
Government	4,541	4,455	8,996	7.1%	5,245	5,837	11,082	8.2%
Large Enterprise	6,057	1,778	7,835	6.1%	7,272	2,468	9,740	7.2%
Other(1)	7,007	8,002	15,009	11.8%	8,750	11,467	20,217	14.9%
Total	$76,609	$50,796	$127,405	100.0%	$83,055	$52,322	$135,377	100.0%
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

We review the percentages of operating expenses to revenue on a regular basis. Even though the operating expenses are classified as previously described, expense control and management are also performed by expense category. Approximately 65% of the operating expenses referred to above were incurred in payroll and related expenses, site and facility rent expenses and telecommunication expenses for both the three and nine months ended September 30, 2017 and 2016.
Our largest expense, payroll and related expenses, includes wages, commissions, incentives, employee benefits and related taxes. On a monthly basis, we review the number of employees in major functional categories and the design and physical locations of functional groups to continuously improve efficiency, to simplify organizational structures, and to minimize the number of physical locations for the Company. We had 599 full-time equivalent employees (“FTEs”) at September 30, 2017, an increase of 0.2% from 598 FTEs at September 30, 2016 and an increase of 2.0% from 587 FTEs at December 31, 2016.
We operate local, regional, and nationwide one-way and two-way paging networks. These networks each require locations on which to place transmitters, receivers, and antennae. Site rent expenses for transmitter locations are highly dependent on the number of transmitters, which in turn is dependent on the number of networks. In addition, these expenses generally do not vary directly with the number of subscribers or units in service, which is detrimental to our operating margins as wireless revenue declines. In order to reduce these expenses, we have an active program to consolidate the number of paging networks, and thus transmitter locations, which we refer to as network rationalization. We have reduced the number of active transmitters by 2.9% to 4,042 active transmitters at September 30, 2017 from 4,164 active transmitters at September 30, 2016 and by 2.8% from 4,159 active transmitters at December 31, 2016.
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

Statements of Income
Comparison of the Statements of Income Elements for the Three and Nine Months Ended September 30, 2017 and 2016

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Revenue:
Wireless	$25,110	$27,024	$(1,914)	(7.1)%	$76,609	$83,055	$(6,446)	(7.8)%
Software	18,526	18,331	195	1.1%	50,796	52,322	(1,526)	(2.9)%
Total	$43,636	$45,355	$(1,719)	(3.8)%	$127,405	$135,377	$(7,972)	(5.9)%
Selected operating expenses:
Cost of revenue	$7,069	$7,639	$(570)	(7.5)%	$21,295	$23,167	$(1,872)	(8.1)%
Research and development	5,001	3,645	1,356	37.2%	13,768	9,765	4,003	41.0%
Service, rental and maintenance	7,875	8,253	(378)	(4.6)%	23,885	24,745	(860)	(3.5)%
Selling and marketing	5,533	5,955	(422)	(7.1)%	16,784	18,912	(2,128)	(11.3)%
General and administrative	12,058	10,605	1,453	13.7%	35,706	31,551	4,155	13.2%
Total	$37,536	$36,097	$1,439	4.0%	$111,438	$108,140	$3,298	3.0%
FTEs	599	598	1	0.2%	599	598	1	0.2%
Active transmitters	4,042	4,164	(122)	(2.9)%	4,042	4,164	(122)	(2.9)%
Revenue — Wireless
The table below details total wireless revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Wireless revenue:
Paging revenue	$24,128	$25,944	$(1,816)	(7.0)%	$73,672	$79,609	$(5,937)	(7.5)%
Product and other revenue	982	1,080	(98)	(9.1)%	2,937	3,446	(509)	(14.8)%
Total wireless revenue	$25,110	$27,024	$(1,914)	(7.1)%	$76,609	$83,055	$(6,446)	(7.8)%
The decrease in wireless revenue for the three and nine months ended September 30, 2017 compared to the same periods in 2016 reflects the decrease in demand for our wireless services. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits.
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
The following table sets forth information on our units in service by account size at specified dates:

Account Size	As of September 30, 2017		As of June 30, 2017		As of September 30, 2016
(Units in thousands)	Units	% of Total	Units	% of Total	Units	% of Total
1 to 100 Units(1)	95	8.9%	98	9.0%	110	9.8%
101 to 1000 Units(1)	201	18.9%	204	18.8%	222	19.8%
> 1000 Units(1)	767	72.2%	784	72.2%	792	70.4%
Total units in service(1)	1,063	100.0%	1,086	100.0%	1,124	100.0%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on the net disconnect rate by account size for our customers for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2017	June 30, 2017	September 30, 2016
1 to 100 Units(1)	(2.8)%	(3.7)%	(3.5)%
101 to 1000 Units(1)	(1.8)%	(4.5)%	(2.6)%
> 1000 Units(1)	(2.2)%	1.1%	(1.2)%
Total net unit loss %(1)	(2.2)%	(0.4)%	(1.7)%

(1)	All figures presented include both direct and indirect units in service
The following table sets forth information on Average Revenue Per Unit ("ARPU") by account size for the periods stated:

	For the Three Months Ended
Account Size	September 30, 2017	June 30, 2017	September 30, 2016
1 to 100 Units(1)	$12.23	$12.16	$12.34
101 to 1000 Units(1)	8.62	8.61	8.64
> 1000 Units(1)	6.59	6.64	6.68
Total ARPU(1)	$7.48	$7.52	$7.63

(1)	All figures presented include both direct and indirect units in service
While ARPU for similar services and distribution channels is indicative of changes in monthly charges and the revenue rate applicable to new subscribers, this measurement on a consolidated basis is affected by several factors, including the mix of units in service and the pricing of the various components of our services. We expect future annual revenue to decline in line with recent trends. The decrease in consolidated ARPU for the three months ended September 30, 2017 from the same period in 2016 was due to the change in composition of our customer base as the percentage of units in service attributable to larger customers continues to increase. These larger customers benefit from lower pricing associated with their larger number of units-in-service. We believe that without further price adjustments, ARPU will trend lower for the remainder of 2017. Price increases could mitigate, but not completely offset, the expected declines in both ARPU and revenue.

The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of September 30,			Revenue for the Three Months Ended September 30,			Change Due To:
(in thousands)	2017	2016	Change	2017	2016	Change	ARPU	Units
Total	1,063	1,124	(61)	$24,128	$25,944	$(1,816)	$435	$1,381

	Units in Service as of September 30,			Revenue for the Nine Months Ended September 30,			Change Due To:
(in thousands)	2017	2016	Change	2017	2016	Change	ARPU	Units
Total	1,063	1,124	(61)	$73,672	79,609	$(5,937)	$1,533	$4,404
As previously discussed, demand for messaging services has declined over the past several years and we anticipate that it will continue to decline for the foreseeable future, which would result in reductions in wireless revenue due to the decreased number of subscribers and related units in service.
Revenue — Software
The table below details the components of software revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Subscription	$577	$560	$17	3.0%	$1,744	$1,561	$183	11.7%
License	1,995	1,842	153	8.3%	4,807	5,126	(319)	(6.2)%
Services	5,189	5,578	(389)	(7.0)%	12,192	14,095	(1,903)	(13.5)%
Equipment	1,102	1,091	11	1.0%	3,202	4,070	(868)	(21.3)%
Operations revenue	8,863	9,071	(208)	(2.3)%	21,945	24,852	(2,907)	(11.7)%
Maintenance revenue	9,663	9,260	403	4.4%	28,851	27,470	1,381	5.0%
Total software revenue	$18,526	$18,331	$195	1.1%	$50,796	$52,322	$(1,526)	(2.9)%
The decrease in operations revenue primarily reflects a decrease in the number of projects completed during the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance revenue renewal rates for the three and nine months ended September 30, 2017 and 2016 were in excess of 99%.
Our software revenue is dependent on the conversion of our software bookings into revenues. On a regular basis, we enter into contractual arrangements with our customers to provide software licenses, professional services, and equipment sales. In addition, we enter into contractual arrangements for maintenance with our customers on new solutions or renewals of existing solutions. These contractual arrangements are reported as bookings and represent future revenue. Total bookings decreased by 1.8% for the three months ended September 30, 2017 as compared to the same period in 2016 and increased by 8.7% for the nine months ended September 30, 2017 as compared to the same period in 2016. Operations and new maintenance orders bookings increased by 6.3% and 16.9% for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase in bookings for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to a strong first quarter in which average deal sizes were larger in 2017 as compared to 2016. The maintenance bookings continue to reflect a strong revenue renewal rate in excess of 99%. Maintenance and subscription renewals bookings decreased by 8.5% and increased by 2.0% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decrease in maintenance and subscription renewals bookings for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily due to the timing of renewals.

The following table summarizes total bookings for the periods stated:

Bookings	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Operations and new maintenance orders	$8,999	$8,469	$28,379	$24,274
Maintenance and subscription renewals	9,328	10,190	30,140	29,555
Total bookings	$18,327	$18,659	$58,519	$53,829
We reported a software backlog of $46.9 million at September 30, 2017, which represented all orders received from customers not yet recognized as revenue. We continually review our backlog and adjust the balance to reflect expected amount and timing of customer implementations.

Backlog	(Dollars in thousands)
Beginning balance at July 1, 2017	$43,455
Operations bookings	8,999
Maintenance and subscription renewals	9,328
Available backlog	$61,782
Operations revenue	(8,863)
Maintenance revenue	(9,663)
Other(1)	3,644
Total backlog at September 30, 2017	$46,900

(1)	Other reflects cancellations and other adjustments to backlog.
Operating Expenses
Certain immaterial prior period amounts, within individual operating expense categories, have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations nor did they have any effect on the total operating expense amounts they are a part of.
The following is a review of our operating expense categories for the three and nine months ended September 30, 2017 and 2016.

Operating expenses	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Cost of revenue	$7,069	$7,639	$(570)	(7.5)%	$21,295	$23,167	$(1,872)	(8.1)%
Research and development	5,001	3,645	1,356	37.2%	13,768	9,765	4,003	41.0%
Service, rental and maintenance	7,875	8,253	(378)	(4.6)%	23,885	24,745	(860)	(3.5)%
Selling and marketing	5,533	5,955	(422)	(7.1)%	16,784	18,912	(2,128)	(11.3)%
General and administrative	12,058	10,605	1,453	13.7%	35,706	31,551	4,155	13.2%
Total	$37,536	$36,097	$1,439	4.0%	$111,438	$108,140	$3,298	3.0%
FTEs	599	598	1	0.2%	599	598	1	0.2%

Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$4,330	$4,469	$(139)	(3.1)%	$13,432	$13,505	$(73)	(0.5)%
Cost of sales	2,228	2,587	(359)	(13.9)%	6,128	7,695	(1,567)	(20.4)%
Stock based compensation	4	57	(53)	(93.0)%	121	164	(43)	(26.2)%
Other	507	526	(19)	(3.6)%	1,614	1,803	(189)	(10.5)%
Total cost of revenue	$7,069	$7,639	$(570)	(7.5)%	$21,295	$23,167	$(1,872)	(8.1)%
FTEs	185	185	—	—%	185	185	—	—%
As illustrated in the table above, total cost of revenue decreased $0.6 million for the three months ended September 30, 2017 compared to the same period in 2016 and decreased $1.9 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•	Payroll and related — Payroll and related expenses were incurred largely for maintenance, support and service personnel and reflects the increase in staffing.

•
Cost of sales — Cost of sales consisted primarily of third party software, use of third party resources for software implementation related work, inventory and maintenance of third party products. The decrease of $0.4 million and $1.6 million for the three and nine months ended September 30, 2017 compared to the same period in 2016, respectively, was primarily attributable to the decrease in hardware revenue and lower usage of third party resources for professional services.

•
Stock based compensation — The decrease of $0.1 million for the three and nine months ended September 30, 2017 compared to the same period in 2016, respectively, was primarily attributable to forfeitures incurred during the three months ended September 30, 2017.

Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$4,005	$2,939	$1,066	36.3%	$11,216	$7,781	$3,435	44.1%
Outside services	849	569	280	49.2%	2,025	1,577	448	28.4%
Stock based compensation	43	46	(3)	(6.5)%	163	134	29	21.6%
Other	104	91	13	14.3%	364	273	91	33.3%
Total research and development	$5,001	$3,645	$1,356	37.2%	$13,768	$9,765	$4,003	41.0%
FTEs	113	85	28	32.9%	113	85	28	32.9%
As illustrated in the table above, research and development expenses increased $1.4 million for the three months ended September 30, 2017 compared to the same period in 2016 and increased $4.0 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for product development personnel. The increase of $1.1 million and $3.4 million for the three and nine months ended September 30, 2017 compared to the same period in 2016, respectively, in payroll and related was due primarily to an increase of 28 FTEs compared to the same period in the prior year reflecting our continued efforts to increase research and development associated with our software solutions. We intend to continue to substantially increase our research and development efforts as we continue to invest in our next generation software solutions. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions, and 4) alerting. The Company plans to continue to increase its staffing to develop its integrated communications solution portfolio. This increase in staffing will substantially impact margins and our cash flow from operations as the benefits from this development effort will not immediately be realized for at least several years. Based on this emphasis we expect the number of FTEs to increase in this area, substantially impacting future payroll and related expenses.

•
Outside services — The increase in outside services expense consisted primarily of third party developers working on our unified communications solutions for the three and nine months ended September 30, 2017.

Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$2,582	$2,638	$(56)	(2.1)%	$7,854	$8,026	$(172)	(2.1)%
Site rent	3,534	3,626	(92)	(2.5)%	10,758	10,954	(196)	(1.8)%
Telecommunications	1,060	1,162	(102)	(8.8)%	3,142	3,511	(369)	(10.5)%
Stock based compensation	20	15	5	33.3%	59	43	16	37.2%
Other	679	812	(133)	(16.4)%	2,072	2,211	(139)	(6.3)%
Total service, rental and maintenance	$7,875	$8,253	$(378)	(4.6)%	$23,885	$24,745	$(860)	(3.5)%
FTEs	92	97	(5)	(5.2)%	92	97	(5)	(5.2)%
As illustrated in the table above, service, rental and maintenance expenses decreased $0.4 million for the three months ended September 30, 2017 compared to the same period in 2016 and decreased $0.9 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for field technicians, their managers, in-house repair personnel and quality assurance personnel. The change in FTEs reflects our continued management of headcount to match the changes in our wireless revenue.

•
Site rent — Site rent expenses consisted primarily of rent for transmitter locations used in our paging network. We anticipate continued rationalization of our networks, which will continue to decrease the number of transmitters required to provide service to our customers. The reduction in transmitters has reduced the number of lease locations. The number of active transmitters declined 2.9% from September 30, 2016 to September 30, 2017. As a result of rationalization of our networks we expect to continue to see a decline in site rent expenses over time.

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

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$3,113	$3,467	$(354)	(10.2)%	$9,223	$10,609	$(1,386)	(13.1)%
Commissions	1,234	1,317	(83)	(6.3)%	3,557	4,401	(844)	(19.2)%
Stock based compensation	84	75	9	12.0%	284	198	86	43.4%
Other	1,102	1,096	6	0.5%	3,720	3,704	16	0.4%
Total selling and marketing	$5,533	$5,955	$(422)	(7.1)%	$16,784	$18,912	$(2,128)	(11.3)%
FTEs	96	120	(24)	(20.0)%	96	120	(24)	(20.0)%
As illustrated in the table above, selling and marketing expenses decreased $0.4 million for the three months ended September 30, 2017 compared to the same period in 2016 and decreased $2.1 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•
Payroll and related — Payroll and related expenses were incurred largely for sales and marketing personnel. The decrease in FTEs and related expense primarily reflects changes in our sales force as we manage the number of sales staff based on our expectations for the size of each addressable market.

•
Commissions — Commissions expense relates to the payments made to the sales representatives responsible for executing contracts. Commissions are expensed as projects are implemented and are impacted by the level of software operations revenue. The decrease of $0.1 million and $0.8 million for the three and nine months ended September 30, 2017 compared to the same period in 2016, respectively, in commissions is due primarily to lower software operations revenue compared to the same period in the prior year and to a lesser extent due to the continued impact from the change in the commission plan incentives made in 2015.

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

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	Total	%	2017	2016	Total	%
Payroll and related	$4,569	$4,076	$493	12.1%	$13,428	$12,724	$704	5.5%
Stock based compensation	711	507	204	40.2%	2,188	1,529	659	43.1%
Facility rent	913	848	65	7.7%	2,601	2,497	104	4.2%
Outside services	2,267	2,082	185	8.9%	6,778	5,781	997	17.2%
Taxes, licenses and permits	1,077	1,164	(87)	(7.5)%	3,101	3,279	(178)	(5.4)%
Other	2,521	1,928	593	30.8%	7,610	5,741	1,869	32.6%
Total general and administrative	$12,058	$10,605	$1,453	13.7%	$35,706	$31,551	$4,155	13.2%
FTEs	113	111	2	1.8%	113	111	2	1.8%
As illustrated in the table above, general and administrative expenses increased $1.5 million for the three months ended September 30, 2017 compared to the same period in 2016 and increased $4.2 million for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the following significant components and variances:

•	Payroll and related — Payroll and related expenses were incurred for employees in information technology, administrative operations, finance, human resources and executive management.

•	Outside services — Outside service expenses consisted primarily of costs associated with professional services related to financial reporting, taxes and internal control compliance.

•
Other — Other expenses consisted primarily of bad debt, insurance, shipping costs, financial services, office rent and utilities. The increase in other expenses was primarily due to an increase in computer replacements, maintenance contracts, financial services costs, travel and entertainment and recruiting expenses.

Severance. We incurred an immaterial amount of severance expense for the three and nine months ended September 30, 2017 and 2016. Severance expense is included in General and Administrative - Other expenses.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.8 million for the three months ended September 30, 2017 compared to $3.2 million for the same period in 2016 and $8.8 million for the nine months ended September 30, 2017 compared to $9.8 million for the same period in 2016. (For additional details regarding depreciation, amortization and accretion expenses refer to Note 4, "Consolidated Financial Statement Components".) The decrease of $0.4 million in depreciation, amortization and accretion expenses for the three months ended September 30, 2017 compared to the same period in 2016 is primarily due to a $0.4 million decrease in amortization of intangible assets. The decrease of $1.0 million in depreciation, amortization and accretion expenses for the nine months ended September 30, 2017 compared to the same period in 2016 is primarily due to a $0.9 million decrease in amortization of intangible assets an $0.1 million decrease in other depreciation expenses.

Income Tax Expense
Income Tax Expense. Income tax expense decreased $2.0 million for the three months ended September 30, 2017 compared to the same period in 2016 and decreased $5.2 million for the nine months ended September 30, 2017 compared to the same period in 2016. The change in the income tax expense for the three and nine months ended September 30, 2017 primarily relates to the decline in taxable income and a $1.3 million tax credit related to our research and development efforts.
Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized. Of the total $1.3 million credit, $0.1 million relates to 2015, $0.3 million relates to 2016, and the remaining amount relates to 2017.
The following is the effective tax rate reconciliation for the three and nine months ended September 30, 2017 and 2016, respectively:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2017		2016		2017		2016
Income before income tax expense	$3,898		$6,181		$8,023		$18,069
Income tax expense at the Federal statutory rate	$1,364	35.0%	$2,163	35.0%	$2,808	35.0%	$6,324	35.0%
State income taxes, net of Federal benefit	110	2.8%	229	3.7%	324	4.0%	700	3.9%
Research and development tax credit	(1,264)	(32.4)%	—	—%	(1,264)	(15.8)%	—	—%
Other, including permanent differences	(39)	(1.0)%	(269)	(4.4)%	77	1.0%	92	0.5%
Income tax expense	$171	4.4%	$2,123	34.3%	$1,945	24.2%	$7,116	39.4%
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2017, we had cash and cash equivalents of $110.1 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2017, should be adequate to meet our anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change Between 2017 and 2016
(Dollars in thousands)	2017	2016
Net cash provided by operating activities	$13,985	$29,438	$(15,453)
Net cash used in investing activities	(7,034)	(4,377)	(2,657)
Net cash used in financing activities	(22,627)	(13,932)	(8,695)
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $15.5 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease of $15.5 million is primarily related to a decrease in net income of $4.9 million (decrease in cash flow), a decrease in deferred income tax expense of $5.1 million (decrease in cash flow) and a net decrease in non-cash items, including depreciation, amortization and accretion and stock based compensation, of $0.6 million (decrease in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a $1.4 million lower decrease in accounts payable, accrued liabilities and other (increase in cash flow), $1.8 million smaller increase in deferred revenue (decrease in cash flow) and a net $4.5 million greater increase to assets (decrease in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities increased by $2.7 million for the nine months ended September 30, 2017 compared to the same period in 2016 due primarily to an increase in purchases of property and equipment associated with the Company's business expansion related to research and development.
Net Cash Used in Financing Activities. Net cash used in financing activities increased by $8.7 million for the nine months ended September 30, 2017 compared to the same period in 2016 due to a $5.0 million increase in dividends paid and a $3.7 million increase in common stock repurchases.
Future Cash Dividends to Stockholders. On October 25, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 17, 2017, and a payment date of December 8, 2017. This cash dividend of approximately $2.5 million will be paid from available cash on hand.
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
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases was $4.4 million and $4.5 million for the three months ended September 30, 2017 and 2016, respectively, and $13.4 million and $13.5 million for the nine months ended September 30, 2017 and 2016, respectively.
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
For purposes of the LTIP performance periods for 2015-2017 and for 2016-2018, adjusted OCF was as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Net income	$3,727	$4,058	$6,078	$10,953
Plus: Income tax expense	171	2,123	1,945	7,116
Less: Other income	(359)	(85)	(415)	(443)
Less: Interest income	(214)	(67)	(490)	(176)
Operating income	3,325	6,029	7,118	17,450
Plus: Depreciation, amortization and accretion	2,775	3,229	8,849	9,787
EBITDA (as defined by the Company)	6,100	9,258	15,967	27,237
Less: Purchases of property and equipment	(1,816)	(1,396)	(7,020)	(4,378)
Plus: Severance	51	12	51	9
Adjusted OCF (as defined by the Company)	$4,335	$7,874	$8,998	$22,868
For purposes of the 2017 STIP and the LTIP performance period for 2017-2019, adjusted operating expenses and capital expenses were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Operating expenses	$40,311	$39,326	$120,287	$117,927
Less: Depreciation, amortization and accretion	(2,775)	(3,229)	(8,849)	(9,787)
Less: Severance	(51)	(12)	(51)	(9)
Less: Stock based compensation	(862)	(700)	(2,815)	(2,067)
Adjusted operating expenses (as defined by the Company)	36,623	35,385	108,572	106,064
Plus: Purchases of property and equipment	1,816	1,396	7,020	4,378
Adjusted operating and capital expenses (as defined by the Company)	$38,439	$36,781	$115,592	$110,442

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2017, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or statement of income.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2016 Annual Report have not materially changed during the quarter ended September 30, 2017.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2017:

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

SPOK HOLDINGS, INC.

Dated: October 26, 2017	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 26, 2017					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 26, 2017					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 26, 2017					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 26, 2017					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.