Form 10-K
period 2017-12-31
Spok Holdings, Inc
filed 2018-03-01
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $348.1 million based on the closing price of $17.43 per share on the NASDAQ National Market® on June 30, 2017.
The number of shares of registrant’s common stock outstanding on February 26, 2018 was 20,018,377.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than May 1, 2018, are incorporated by reference into Part III of this Report.

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

•	Our ability to address changing market conditions with new or revised software solutions

•	Our ability to retain key management personnel and to attract and retain talent within the organization

•	Our ability to manage change related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally

•	Competition for our services and products from new technologies or those offered and/or developed from firms that are substantially larger and have much greater financial and human capital resources

•	The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions

•	Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services

•	Those matters discussed in this Annual Report under Item 1A “Risk Factors.”
Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the United States Securities and Exchange Commission (“SEC”). Also note that, in the risk factors section, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok’s business, statement of operations or financial condition, subsequent to the filing of this Annual Report.

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
Our headquarters is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2017 Annual Report on Form 10-K ("2017 Form 10-K").)
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
The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000; healthcare and related businesses; and Federal, state, and local government agencies. We will continue to market primarily to commercial enterprises, with a focus on healthcare organizations, interested in our communication solutions. We maintain a sales presence in key markets throughout the United States, and in limited markets internationally including our European-Middle East-Africa ("EMEA") and Asia-Pacific ("APAC") sales teams, in an effort to gain new customers and to retain and increase sales to existing customers. We also maintain several corporate sales groups, such as our Key Account Management team, focused on retaining and selling additional products and services to our key healthcare accounts as well as a team selling primarily to national accounts. The direct sales force targets leadership responsible for the procurement of critical communications solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, and contact center managers. The timing for a direct sale varies, but may take from six to 18 months depending on the type and scope of software solution.

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

•
Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society, College of Healthcare Information Management Executives, Association of Medical Directors of Information Systems, American Organization of Nurse Executives, Becker's Healthcare Conference, and many other Healthcare Information technology related shows and conferences;

•	Webinars about customer success, current industry trends, and our solutions;

•	Social media involvement to provide information regarding upcoming educational events or new product offerings;

•	Industry analyst relationships;

•	Newsletters and blog posts to provide information about industry trends and our solutions to customers, prospects, and alliances; and

•	Annual customer conferences that solicit feedback on our solutions and services.
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
Although the capacities of our networks vary by geographic area, we have excess capacity at a consolidated level. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which we believe will result in lower operating expenses due primarily to lower site rent expenses. As we continue to implement our network rationalization plan, we expect to have fewer transmitters that can be removed efficiently from our networks and still maintain the level of service required for our customers, and thus the benefits of network rationalization will decline. Our messaging networks and related infrastructure are located exclusively in the United States.
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

Our Strategy
Our goal is to continue to execute on our vision of integrated communications and collaboration enterprise solutions. In doing so, we will strengthen our core product offerings and offer new solutions as we continue to focus on serving the mission critical needs of our customers, while operating an efficient and profitable business strategy.
Critical aspects of our strategy include:
Growth of our software revenue and bookings — We expect to continue to substantially increase our investment in sales and marketing, product implementation, product development and customer support to drive software, services and maintenance bookings and revenue growth. We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for sales and close those opportunities in the form of bookings. We have established software revenue and software operations bookings as key performance objectives for our consolidated operations in 2018.
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
Retention of our wireless subscribers and revenue stream — We will continue to focus on reducing the rate of subscriber disconnects and minimize the rate of wireless revenue erosion. We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments and critical mission notification. We will continue to focus on network reliability and customer service to help minimize the rate of subscriber disconnects. We have established wireless revenue as a key performance objective for our consolidated operations in 2018.
We recognize that the number of our wireless subscribers, our units in service and the related revenue will continue to decline. We intend to continue reducing our underlying cost structure impacting this wireless revenue stream. We will reduce payroll and related expenses as well as network related expenses as necessary in light of the declining wireless revenue. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business. We have established operating and capital expenditures as a key performance objective for our consolidated operations in 2018.
Invest in our future solutions — The market for communication and collaboration solutions is expected to grow as healthcare continues to change. Focus on patient satisfaction, population health management, reimbursement changes and emphasis on quality improvement and care coordination are all driving an evolution in communication and collaboration between previously disparate departments and systems within and outside hospitals and across the healthcare ecosystem. Maintaining our position as a leader in healthcare communication and collaboration requires us to continue development of our integrated platform and invest in the key areas of customer need including: 1) mobility, 2) integrated platform, 3) nursing and physician solutions and 4) alerting. We will continue to increase our spending on product development and strategy in 2018 and beyond to develop these solutions and compete in the changing marketplace. Investment in our future solutions is discussed in further detail under "Research and Development". We have established specific product development related activities as a key performance objective for our consolidated operations in 2018.
Return capital to our stockholders — We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.125 per share of common stock or $0.50 annually in 2018. We will continue to evaluate both market and Company factors to determine whether a common stock repurchase program is an appropriate method to return capital to our stockholders.
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

Our Products and Services
Wireless Products and related Services. We offer subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. The level of service fees is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional, or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell them to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. In 2015 and 2016 we launched new and exclusive one-way (T5) and two-way (T52) alphanumeric pagers, respectively. Both pagers are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging.
The demand for one-way and two-way messaging services declined during the years ended December 31, 2017, 2016 and 2015 and we believe demand will continue to decline for the foreseeable future. Wireless products and services revenue represented 59%, 61% and 63% of total consolidated revenue for the years ended December 31, 2017, 2016 and 2015, respectively. As demand for one-way and two-way messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities to provide customers the highest value possible.
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

•	Spok® Call Recording and Quality Management: Records, monitors, and scores operators’ conversations to allow for better management of calls, helping improve customer service.

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

•
Professional Services: We offer a full suite of professional services which are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation, and training services. For software solution implementations, our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms to implement our solutions for customers depending on the circumstances. Professional services revenue represented 10% of total consolidated revenue for each of the years ended December 31, 2017, 2016 and 2015.

•
Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our software solutions. In order to support our products that provide mission critical solutions to our customer’s organizations, we have a dedicated customer support organization.  The customer support organization provides support 24 hours a day, 7 days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage.  The Spok support service is augmented by third party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e. maintenance revenue) represented 23%, 21% and 18% of total consolidated revenue for the years ended December 31, 2017, 2016 and 2015 respectively.

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
Intellectual Property
As of December 31, 2017, we held 66 trademarks and 19 patents which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and are integral to our continued success in the area of critical communication solutions. The expiration dates of these trademarks range from 2018 to 2032 and can be extended for 10 year periods upon renewals.
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
We offer our communication services and products primarily in the United States and to three major market segments: healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. For the years ended December 31, 2017, 2016 and 2015, revenues from healthcare customers accounted for approximately 74.6%, 70.3% and 68.2% of our total revenues, respectively. We expect the trend of an increasing percentage of our total revenue to come from the health care segment to continue, even as our total revenue declines due to our subscriber erosion from our wireless services. No single customer accounted for more than 10% of our total revenues in 2017, 2016 or 2015. For the years ended December 31, 2017, 2016 and 2015, foreign sales represented approximately 2.6%, 3.2% and 2.0% of our consolidated revenue, respectively.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Backlog
Our backlog of undelivered or in-progress orders was $42.3 million and $38.3 million at December 31, 2017 and 2016, respectively. Of the current backlog we expect to deliver and complete all but $6.9 million in 2018.
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

In addition, substantially larger companies in the electronic medical records ("EMR") space such as Epic Systems Corporation, Cerner Corporation, Athenahealth, Inc. and Allscripts Healthcare Solutions, Inc. may choose to offer software related solutions similar to our critical communications and work flow solutions, or may acquire one of our competitors.
Research and Development ("R&D")
We maintain a product development group, a substantial portion of which is focused on developing new software products, especially with respect to developing an integrated platform for communications solutions and additional enhancements. Within our Research and Development group is a separate task force focused on ongoing maintenance and enhancement of existing point-solution products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, regulatory requirements, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings and development time and expense.
We continue to focus our product development activities on developing our unified communications solution, Spok Care Connect®. This unified communication solution focuses on four key areas of customer need: mobility offerings, an integrated platform, alerting, and nursing solutions. The development of Spok Care Connect requires a multi-year effort by a dedicated product development staff and will be deployed in multiple phases which include planned development and enhancements. We believe that development of the Spok Care Connect platform will drive long-term stockholder value and play an important role in determining the future success of our strategy.
Our expenses for research and development for the years ended December 31, 2017, 2016 and 2015 were $18.7 million, $13.5 million, and $10.3 million, respectively, and we expect our research and development expenses to continue to grow throughout 2018. We plan to continue to invest in our research and development efforts to build a fully integrated communications and workflow platform for hospitals focused on mobility, critical alerting, and nursing care with full enterprise accessibility.

Employees
At December 31, 2017 and 2016 we had 596 and 587 full time equivalent (“FTE”) employees, respectively. Our employees are not represented by labor unions or covered by a collective bargaining agreement. We believe that our employee relations are good.
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

Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2018 to regulatory policy or regulations.
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
Information about Segment and Geographic Revenue
Information regarding segment and geographic revenue can be found in Note 11, "Segments and Geographic Information". No country other than the United States accounted for more than 10% of our total revenue, and we intend to focus our marketing and sales efforts on customers in the United States due to lower margins on sales abroad and low volume relative to the cost of maintaining an international sales team. Financial information regarding revenues from external customers and measure of profit and/or loss for the years ended December 31, 2017, 2016 and 2015, and our total assets as of December 31, 2017 and 2016, are included in our Consolidated Financial Statements.
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

ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2017 Form 10-K or presented elsewhere by management from time to time.
The rate of wireless subscriber and revenue erosion could exceed our ability to reduce operating expenses in order to maintain overall positive operating cash flow.
Our wireless revenue is dependent on the number of subscribers that use our paging devices. Our customers may not renew their subscriptions after the expiration of their subscription agreements. In addition, our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we cannot accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings and their ability to continue their operations and spending levels. Increasing awareness and concern over HIPAA/HITECH compliance is causing healthcare organizations, our largest customer segment, to re-evaluate paging subscriptions for clinical use cases when users are not equipped with our encrypted pager offerings.
We face intense competition for subscribers from other paging service providers and alternate wireless communications providers such as mobile phone and mobile data service providers. There is a risk that our competitors’ products may provide better performance or include additional features when compared to our offerings. Competitive pressures could also affect the prices we may charge or the demand for our offerings, resulting in reduced profit margins and loss of market share. Our efforts to compete effectively may not be sufficient, which may adversely affect our business, financial condition, operating results and cash flows.
In addition to competition, our customer base may be impacted by the introduction of new technologies. As mobile communications technology evolves, competitors that provide wireless broadband data services may lower their prices to customers that approach, meet or undercut our prices for paging services. We are unable to predict how customer perceptions of the value of our wireless services will be impacted by the development of new wireless technologies. Our continued success will depend on our ability to adapt to rapidly changing technologies and user preferences, to adapt our offerings to evolving industry standards, to predict user preferences and industry changes in order to continue to provide value to our customers and to improve the performance and reliability of our offerings. Our failure to adapt to such changes could harm our business, and our efforts to adapt to such changes could require substantial expenditures on our part to modify our offerings or infrastructure. Delays in developing, completing or delivering new or enhanced offerings and technologies could result in delayed or reduced revenue for those offerings and could also adversely affect customer acceptance of those offerings and technologies. Even if we are able to enhance our existing offerings or introduce new offerings that are well perceived by the market, if our marketing or sales efforts do not generate interest in or sales for these offerings, they may be unsuccessful.
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
Our future software revenue growth depends on our ability to develop, introduce and effectively deploy new solutions and features to our existing software solutions. These new features and functionalities are designed to address both existing and new customer requirements. We may experience technical problems and additional costs as these new features are tested and deployed. Failure to effectively develop new or improved software solutions could adversely impact software revenue growth and could have a material adverse effect on our operations, financial condition and statement of operations including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders, and repurchase shares of our common stock.
We are dependent on the U.S. healthcare provider market segment for most of our revenue.
Over 80 percent of our revenue for wireless services and software products comes from sales to hospitals and other healthcare provider organizations in the United States. These customers, both non-profit and for-profit, are greatly affected by healthcare reform and the reimbursement policies of the federal and state governments and health insurance companies, and any decline in revenue received by our customers due to adverse economic conditions or legislative or regulatory changes could significantly affect the type and amount of services and products they order from us. We do not anticipate any flexibility in increasing prices for our wireless services notwithstanding general inflation due to an unrelenting focus by our customers on their cost structures, and our customers could be slow to invest in our software products and professional services due to budgetary pressures.
If we are unable to retain key management personnel, we might not be able to find suitable replacements in a timely basis, or at all, and our business could be disrupted.
Our success is largely dependent upon the continued service, availability and performance of key personnel, including our Chief Executive Officer, senior management team and other highly skilled personnel, particularly in product development, product strategy and sales. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunication and software industries, and there is no assurance that we will be able to attract, motivate and retain the personnel necessary for the management and development of our business. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The elimination or reconfiguration of employee responsibilities could impact retention decisions by key executives and personnel. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Moreover, the loss of these key employees, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands.
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
Undetected defects or bugs in our products could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Software products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including products of companies we have acquired, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. There can be no assurance that provisions in our license agreements that limit our exposure to liability will be sufficient or withstand legal challenge.
Service to our customers could be adversely impacted by network rationalization.
We have an active program to consolidate the number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to our existing subscribers, and there can be no assurance that any efforts to minimize that impact would be successful. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of wireless revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and results of operations.
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
We use channel partners such as resellers, consulting firms, original equipment manufacturers, and technology partners to license and support our products. We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. Contract defaults by any of these channel partners or the loss of our relationships with them may materially adversely affect our ability to develop, market, sell, or support our communication solution offerings. If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.
Recruiting and retaining qualified channel partners and training them in the use of our enterprise technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. In addition, because we rely on channel partners for the indirect distribution of our enterprise technologies, we may have little or no contact with the ultimate end-users of our technologies, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing customer requirements, estimate end-user demand, respond to evolving customer needs and obtain subscription renewals from end-users.

We may be unable to realize the benefits associated with our deferred income tax assets.
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code (“IRC”) Section 382, our financial condition and statement of operations may be materially affected.
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
We may have limited or no history of owning and operating any business that we acquire. If we were to acquire these businesses, there can be no assurance that:
•such businesses will perform as expected;

•	such businesses will not incur unforeseen obligations or liabilities;

•	such businesses will generate sufficient cash flow to support the indebtedness, if incurred, to acquire them or the expenditures needed to develop them; and/or

•	the rate of return from such businesses will justify the decision to invest the capital to acquire them.
There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing transactions that we have pursued or may pursue, our business may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, in pursuing and completing such transactions, we could use substantial portions of our available cash as all or a portion of the purchase price for these transactions or as retention incentives to employees of the acquired business, or we may incur substantial debt. We could also issue additional securities as all or a portion of the purchase price for these transactions or as retention incentives to employees of the acquired business, which could cause our stockholders to suffer significant dilution. Any transaction may not generate additional revenue or profit for us, or may take longer to do so than expected, which may adversely affect our business, financial condition, operating results and cash flows.
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
Third parties may claim we infringe their intellectual property rights. We may receive claims that we have infringed the intellectual property rights of others, including claims regarding patents, copyrights, and trademarks. As noted below in Part I, Item 3, on February 1, 2018, GroupChatter, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas, Civ. A. No. 6:18-cv-00048, alleging that we have infringed four U.S. patents. The number and types of these claims may grow as a result of constant technological change in the segments in which our wireless services and software products compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents.
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
A substantial portion of our revenue comes from healthcare customers. As part of our business, we (or third parties with whom we contract) may receive, store and process our data, as well as our customers’ and partners’ private data and personal information. As such, our business is subject to a variety of federal, state and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and processing of personal data.
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
There can be no assurance that the security and testing measures we take relating to our offerings and operations will prevent all security breaches and data loss that could harm our business or the businesses of our customers and partners. These risks may increase as we continue to grow our services and offerings and as we receive, store and process more of our customers’ data. Actual or perceived vulnerabilities may lead to regulatory investigations, claims against us by customers, partners or other third parties, or costs, such as those related to providing customer notifications and fraud monitoring. There can be no assurance that any provisions in our customer agreements limiting our liability will be enforceable or effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.
The data privacy- and protection-related laws and regulations to which we subject are evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. Any failure by us to comply with data privacy- and protection-related laws and regulations could result in enforcement actions, significant penalties or other legal actions against us or our customers or suppliers. An actual or alleged failure to comply, which could result in negative publicity, reduce demand for our offerings, increase the cost of compliance, require changes in business practices that result in reduced revenue, restrict our ability to provide our offerings in certain locations, result in our customers’ inability to use our offerings and prohibit data transfers or result in other claims, liabilities or sanctions, including fines, could have an adverse effect on our business, financial condition, operating results and cash flows.
System disruptions and security threats to our computer networks, satellite control or telecommunications systems could have a material adverse effect on our business.
The performance and reliability of our computer network and telecommunications systems infrastructure, as well as the technology infrastructure of third parties, is critical to our operations. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, software errors and other events. Any computer system or satellite network error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. Our satellite network connections for our wireless services depend upon VSAT terminals, many of which are based on decades-old technology or equipment that could fail resulting in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage we rely on third party data centers and services with whom we are dependent for maintaining accessibility, reliability and uninterrupted connectivity.
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

A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. We may be required to expend significant resources to protect against the threat of these system disruptions or to alleviate problems caused by these disruptions. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. There can be no assurance that any precautions we may take will prove successful, and such problems could result in, among other consequences, a loss of data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors of our facilities, our information systems or the systems of our third party providers, or the existence of computer viruses or malware in our or their data or software could expose us to a risk of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. We utilize a costly, multilayered security framework including detailed security policies and procedures, security appliances and software, third party vulnerability testing and detailed Business Continuity Plans that could be disrupted at any time.
In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
General economic conditions that are largely out of our control may adversely affect our financial condition and statement of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of March 1, 2018.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Springfield, Virginia, and consists of approximately 18,000 square feet of space under a lease that expires on March 31, 2021. At December 31, 2017, we leased facility space, including our executive headquarters, sales offices, technical facilities, warehouse and storage facilities in 67 locations in 30 states in the United States, one facility in Australia and one facility in the Middle East. The total leased space is approximately 172,000 square feet. At December 31, 2017, we owned three small parcels of land in three states in the United States.
At December 31, 2017, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures in approximately 3,369 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2017, we had 4,030 active transmitters on leased sites which provide service to our customers.
ITEM 3. LEGAL PROCEEDINGS
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial condition or results of operations.
On February 1, 2018, we learned of a complaint filed naming us and our subsidiary, Spok, Inc., as defendants in GroupChatter, LLC v. Spok Holdings, Inc., et. al., Civ. A. No. 6:18-cv-00048, U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 7,969,959; 9,699,637; 9,615,239; and 9,294,888. We are evaluating the allegations asserted in this complaint and intend to defend against the claims vigorously. At this time we are unable to predict the outcome of this litigation, though we do not believe it will have a material adverse effect on our financial condition.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “SPOK.”
The following table sets forth the high and low sales prices per share of our common stock, based on the last daily sale, for the periods indicated, which correspond to our quarterly fiscal periods for financial reporting purposes. Prices for our common stock are as reported on the NASDAQ National Market® from January 1, 2016 through December 31, 2017.

	2017		2016
For the Three Months Ended	High	Low	High	Low
March 31,	$22.40	$17.50	$18.01	$15.85
June 30,	19.95	16.65	19.29	16.17
September 30,	18.00	14.50	20.56	16.34
December 31,	18.45	15.50	21.30	16.40
Holders of Common Stock
As of February 23, 2018, there were 3,180 holders of record of our common stock.
Dividends
The Company declared dividends totaling $10.3 million and $15.8 million during 2017 and 2016, respectively, and expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors, in 2018. Cash dividends declared for the years ended December 31, 2017 and 2016, respectively, include dividends related to unvested restricted stock units (“RSUs”) and shares of unvested restricted common stock (“restricted stock”) granted under the Spok Holdings, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

The following table details information on our dividends declared and cash distributions since the formation of the Company through the year ended December 31, 2017:

Year	Dividends Declared Per Share Amount	Total Payment(1)
		(Dollars in thousands)
2005	$1.500	$40,691
2006(2)	3.650	98,904
2007(3)	3.600	98,250
2008(4)	1.400	39,061
2009(3)	2.000	45,502
2010(3)	2.000	44,234
2011	1.000	22,121
2012(5)	0.750	16,512
2013	0.500	12,312
2014	0.500	10,826
2015(6)	0.625	13,333
2016(7)	0.750	10,287
2017	0.500	$15,234
Total	$18.775	$467,267

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, we announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, our Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

(5)	On July 30, 2012, our Board of Directors reset the quarterly cash distribution rate to $0.125 per share of common stock from $0.25 per share of common stock.

(6)	The cash distribution includes an additional special one-time cash distribution to stockholders of $0.125 per share of common stock.

(7)	The per share amount includes a special one-time dividend of $0.25 per share of common stock declared in 2016 but payable to stockholders in 2017.
On February 28, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2018, and a payment date of March 30, 2018. This cash dividend of approximately $2.6 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2012 to December 31, 2017, against the cumulative total return of the NASDAQ Composite Index®, the NASDAQ Telecommunications Index® and the S&P Health Care Technology Index for the same period.
The chart below assumes that on December 31, 2012, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2012 to December 31, 2017.

	December 31,
	2012	2013	2014	2015	2016	2017
Spok Holdings, Inc.	$100.00	$126.80	$159.28	$174.22	$205.77	$159.80
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Telecommunications Index	100.00	141.28	145.43	140.97	150.94	184.81
S&P Health Care Technology Index	100.00	143.59	166.56	155.00	122.02	173.60

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to common stock repurchased by us (excluding the purchase of common stock for tax withholdings) during the year ended December 31, 2017.

For the Three Months Ended	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs(2)
				(Dollars in thousands)
March 31, 2017	—	$—	—	10,000
June 30, 2017	572,550	$17.47	572,550	—
September 30, 2017	—	$—	—	—
December 31, 2017	—	$—	—	—
Total	572,550	$17.47	572,550
(1) Average price paid per share excludes commissions of approximately $23,000.
(2) On April 26, 2017 the Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2017.
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. On February 28, 2018 the Company's Board of Directors reset the repurchase authority under the share repurchase program to $10.0 million which is set to expire on December 31, 2018.
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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2017 and 2016.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Statement of Operations” (“MD&A”), the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this 2017 Form 10-K.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands except per share amounts)
Statements of Operations Data:
Revenues	$171,175	$179,561	$189,628	200,273	209,752
Operating expenses	160,469	157,408	164,528	172,122	164,258
Operating income	10,706	22,153	25,100	28,151	45,494
Net (loss) income	(15,306)	13,979	80,246	20,745	27,530
Basic and diluted net (loss) income per common share	(0.76)	0.68	3.74	0.96	1.27
Cash dividends declared per common share	0.50	0.75	0.625	0.50	0.50

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$146,860	$155,862	$141,613	$142,761	$116,779
Total assets	350,561	388,087	386,433	337,890	326,898
Long-term debt	—	—	—	—	—
Long-term liabilities, excluding deferred revenue	8,075	8,921	8,972	8,131	9,259
Stockholders’ equity	290,529	322,087	329,564	279,059	269,950

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATEMENT OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussion under “Organization and Significant Accounting Policies” (refer to Note 1), which describes key estimates and assumptions we make in the preparation of our consolidated financial statements; the cautionary language that appears under the title "Forward Looking Statements" immediately following the Table of Contents;“Item 1. Business,” which describes our operations; and “Item 1A. Risk Factors,” which describes key risks associated with our operations and markets in which we operate. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.
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

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of operations. Our software is licensed to end users under an industry standard software license agreement.
2017 Highlights
Net sales declined by 4.7% or $8.4 million during 2017 compared to 2016, driven primarily by a continued and expected decline in wireless revenue while software revenue remained relatively flat for the same period. This is a $1.7 million improvement in the decrease of consolidated revenues period over period as compared to the year ended December 31, 2016. We continue to see a trend in wireless revenue as the decline year over year has decreased for the past five consecutive years. Our operating expenses increased by 1.9% or $3.1 million during 2017 compared to 2016, driven primarily by our continued investment in the development of Spok Care Connect and the related research and development costs. While we expect research and development will continue to be an area of focus going into 2018, we do anticipate those costs will begin to level off. As future sales related to our research and development efforts begin to materialize we expect those costs will decrease as a percentage of total revenues and begin to return to normalized levels.We returned approximately $20.3 million of capital to stockholders in the form of cash dividends and share repurchases.
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
Wireless Revenue
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

•
Service, rental and maintenance. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance expenses in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur as our networks continue to be consolidated for the foreseeable future.

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

•
General and administrative. These are expenses associated with information technology and administrative functions which includes finance and accounting, human resources and executive management. This classification consists primarily of payroll and related expenses, outside service expenses, taxes, licenses and permit expenses, and facility rent expenses. The Company reclassified $0.1 million from severance to the general and administrative operating expense classification. Corresponding reclassifications of $1.4 million and $2.7 million were made to the Consolidated Statement of Operations for the years ended December 31, 2016 and 2015. The Company had previously reported severance as a separate item on the Consolidated Statement of Operations.

Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.

(Dollars in thousands)	2017	Change		2016	Change		2015
Revenues:
Wireless	$101,188	(8,402)	(7.7)%	$109,590	$(9,424)	(7.9)%	$119,014
Software	69,987	16	—%	69,971	(643)	(0.9)%	70,614
Total revenue	171,175	(8,386)	(4.7)%	179,561	(10,067)	(5.3)%	189,628
Operating expenses:
Cost of revenue	28,418	(2,231)	(7.3)%	30,649	(3,202)	(9.5)%	33,851
Research and development	18,702	5,235	38.9%	13,467	3,187	31.0%	10,280
Service, rental and maintenance	31,502	(1,232)	(3.8)%	32,734	(1,387)	(4.1)%	34,121
Selling and marketing	22,823	(1,945)	(7.9)%	24,768	(2,678)	(9.8)%	27,446
General and administrative	47,400	4,573	10.7%	42,827	(2,033)	(4.5)%	44,860
Depreciation, amortization and accretion	11,624	(1,339)	(10.3)%	12,963	(1,007)	(7.2)%	13,970
Total operating expenses	160,469	3,061	1.9%	157,408	(7,120)	(4.3)%	164,528
Operating income	10,706	(11,447)	(51.7)%	22,153	(2,947)	(11.7)%	25,100
Interest income	719	444	161.5%	275	259	1,618.8%	16
Other income	134	(409)	(75.3)%	543	(639)	(54.1)%	1,182
Income before income tax (expense) benefit	11,559	(11,412)	(49.7)%	22,971	(3,327)	(12.7)%	26,298
Income tax (expense) benefit	(26,865)	(17,873)	198.8%	(8,992)	(62,940)	(116.7)%	53,948
Net (loss) income	$(15,306)	$(29,285)	(209.5)%	$13,979	$(66,267)	(82.6)%	$80,246

Supplemental information
FTEs	596	9	1.5%	587	(13)	(2.2)%	600
Active transmitters	4,030	(129)	(3.1)%	4,159	(84)	(2.0)%	4,243

Revenue
The table below details total revenue for the periods stated:

(Dollars in thousands)	2017	Change		2016	Change		2015
Revenue - wireless
Paging revenue	$97,296	$(7,752)	(7.4)%	$105,048	$(9,059)	(7.9)%	$114,107
Product and other revenue	3,892	(650)	(14.3)%	4,542	(365)	(7.4)%	4,907
Total wireless revenue	101,188	(8,402)	(7.7)%	109,590	(9,424)	(7.9)%	119,014

Revenue - software
Subscription	2,303	191	9.0%	2,112	431	25.6%	1,681
License	7,238	518	7.7%	6,720	(3,076)	(31.4)%	9,796
Services	17,630	(964)	(5.2)%	18,594	(243)	(1.3)%	18,837
Equipment	4,147	(1,325)	(24.2)%	5,472	(401)	(6.8)%	5,873
Operations revenue	31,318	(1,580)	(4.8)%	32,898	(3,289)	(9.1)%	36,187
Maintenance revenue	38,669	1,596	4.3%	37,073	2,646	7.7%	34,427
Total software revenue	69,987	16	—%	69,971	(643)	(0.9)%	70,614
Total revenue	$171,175	$(8,386)	(4.7)%	$179,561	$(10,067)	(5.3)%	$189,628
The decrease in wireless revenue during 2017 compared to both 2016 and 2015, respectively, reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the years ended December 31, 2017, 2016 and 2015 was $7.51, $7.67 and $7.83, respectively, while total units in service were 1.0 million, 1.1 million and 1.2 million, respectively. While demand for wireless services continues to decline it has done so at a slower rate for each of the periods presented. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service As of December 31,			Revenue For the Year Ended December 31,			Change Due To:
	2017	2016	Change	2017	2016	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	1,049	1,111	(62)	$97,296	$105,048	$(7,752)	$(1,979)	$(5,773)

	Units in Service as of December 31,			Revenue For the Year Ended December 31,			Change Due To:
	2016	2015	Change	2016	2015	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	1,111	1,173	(62)	$105,048	$114,107	$(9,059)	$(1,886)	$(7,173)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
The decrease in software operations revenue during 2017 when compared to 2016 primarily reflects a decrease in the number and size of projects completed during 2017 as compared to the same period in 2016. Starting in late 2015, we began a reorganization of the sales staff and related sales territories, which realigned territories and replaced lower performing sales employees with new staff. The decrease in operational bookings during 2015 and 2016 also factored into the decrease in operational revenue for the same period. The decrease in operations revenue during 2016 when compared to 2015 primarily reflects lower sales of software to new customers which was reflected in the decrease in license revenue.

The continued increase in maintenance revenue for each of the periods stated reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The renewal rates for maintenance revenue, including the annual uplifts, for the years ended December 31, 2017, 2016 and 2015 were in excess of 99%. We achieve very high maintenance renewal rates compared to many companies that have software offerings, and we may experience a downward trend in maintenance renewal as communications technology and services continue to advance, and customers have more choices and opportunities to shift to newer solutions for their communication and work flow needs.
Operating Expenses
Certain immaterial prior period amounts, within individual operating expense categories, have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations nor did they have any effect on the total operating expense amounts they are a part of.
Cost of revenue. Cost of revenue consisted primarily of the following items:

Cost of revenue	2017	Change		2016	Change		2015
(Dollars in thousands)
Payroll and related	$17,806	$(310)	(1.7)%	$18,116	$990	5.8%	$17,126
Cost of sales	8,118	(1,992)	(19.7)%	10,110	(3,373)	(25.0)%	13,483
Stock based compensation	179	123	219.6%	56	(78)	(58.2)%	134
Other	2,315	(52)	(2.2)%	2,367	(741)	(23.8)%	3,108
Total cost of revenue	$28,418	$(2,231)	(7.3)%	$30,649	$(3,202)	(9.5)%	$33,851
FTEs	185	4	2.2%	181	(10)	(5.2)%	191
Cost of revenue expense decreased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to the reduction in cost of sales. Of the $2.0 million reduction in cost of sales, $1.2 million was attributable to a decrease in cost of sales directly related to the decrease in equipment revenue over the same periods and the remaining $0.8 million related to lower average FTE's and reduction in the usage of third party professional service resources.
Cost of revenue expense decreased for the year ended December 31, 2016 compared to December 31, 2015 primarily due to the reduction in cost of sales. Of the $3.4 million reduction in cost of sales, $2.6 million was attributable to a decrease in the sale of third party software, less usage of third party resources for software implementation related work, a reduction in billable travel costs and a one-time charge of $0.8 million related to adjustments made to our inventory balances in 2015.
Research and development. Research and development consisted primarily of the following items:

Research and development	2017	Change		2016	Change		2015
(Dollars in thousands)
Payroll and related	$14,737	$3,761	34.3%	$10,976	$3,240	41.9%	$7,736
Outside services	3,386	1,298	62.2%	2,088	55	2.7%	2,033
Stock based compensation	92	40	76.9%	52	(33)	(38.8)%	85
Other	487	136	38.7%	351	(75)	(17.6)%	426
Total research and development	$18,702	$5,235	38.9%	$13,467	$3,187	31.0%	$10,280
FTEs	111	23	26.1%	88	28	46.7%	60
We intend to continue the focus on our research and development efforts associated with our software solutions due to its importance to our continued success. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions, and 4) alerting. The Company plans to continue to increase its staffing, including staff augmentation as represented by outside services, to develop its integrated communications solution portfolio. This increase in staffing will substantially impact margins and our cash flow from operations as the benefits from this development effort will not immediately be realized for at least two years. Based on this emphasis we expect the number of FTEs to increase in this area, impacting future payroll and related expenses.

Service, rental and maintenance. Service, rental and maintenance consisted primarily of the following items:

Service, rental and maintenance	2017	Change		2016	Change		2015
(Dollars in thousands)
Payroll and related	$10,267	$(445)	(4.2)%	$10,712	$(160)	(1.5)%	$10,872
Site rent	14,229	(343)	(2.4)%	14,572	(404)	(2.7)%	14,976
Telecommunications	4,123	(484)	(10.5)%	4,607	(699)	(13.2)%	5,306
Stock based compensation	79	66	507.7%	13	(16)	(55.2)%	29
Other	2,804	(26)	(0.9)%	2,830	(108)	(3.7)%	2,938
Total service, rental and maintenance	$31,502	$(1,232)	(3.8)%	$32,734	$(1,387)	(4.1)%	$34,121
FTEs	92	(5)	(5.2)%	97	(1)	(1.0)%	98
Service, rental and maintenance expense has decreased during each of the periods presented primarily due to reductions in payroll, site rent and telecommunications expense. The number of active transmitters declined 3.1% from December 31, 2016 to December 31, 2017 and 2.0% from December 31, 2015 to December 31, 2016. The number of active transmitters directly relates to the amount of site rent and telecommunications expenses we generally incur on an annual basis. Site rent and telecommunications expense are expected to continue to decrease as part of our efforts to rationalize and consolidate our networks for the foreseeable future.
Selling and marketing. Selling and marketing consisted primarily of the following items:

Selling and marketing	2017	Change		2016	Change		2015
(Dollars in thousands)
Payroll and related	$11,796	$(2,370)	(16.7)%	$14,166	$(883)	(5.9)%	$15,049
Commissions	5,191	(458)	(8.1)%	5,649	(1,590)	(22.0)%	7,239
Stock based compensation	377	310	462.7%	67	(44)	(39.6)%	111
Other	5,459	573	11.7%	4,886	(161)	(3.2)%	5,047
Total selling and marketing	$22,823	$(1,945)	(7.9)%	$24,768	$(2,678)	(9.8)%	$27,446
FTEs	93	(14)	(13.1)%	107	(23)	(17.7)%	130
Selling and marketing expense decreased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to the reduction in payroll and commissions expense partially offset by increases in stock compensation, conferences and trade show expenses. The increase in stock compensation was largely due to additional grants made during the year ended December 31, 2017 and the reduction in stock compensation during the year ended December 31, 2016 due to the estimated outcome of the 2015 and 2016 grants being reduced to 50 percent of the original awards.
Selling and marketing expense decreased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to the reduction in payroll and commissions expense for the above mentioned reasons.
The reduction in payroll, for all periods presented, reflects the reorganization of the sales staff, which included the replacement of underperforming sales employees and the realignment of sales territories. The reduction in commissions for all periods presented was primarily due to lower operations revenue.

General and administrative. General and administrative consisted primarily of the following items:

General and administrative	2017	Change		2016	Change		2015
(Dollars in thousands)
Payroll and related	$17,078	$(72)	(0.4)%	$17,150	$(457)	(2.6)%	$17,607
Stock based compensation	2,961	2,295	344.6%	666	(843)	(55.9)%	1,509
Facility rent	3,459	144	4.3%	3,315	(191)	(5.4)%	3,506
Outside services	9,385	1,327	16.5%	8,058	844	11.7%	7,214
Taxes, licenses and permits	4,221	(33)	(0.8)%	4,254	(222)	(5.0)%	4,476
Other	10,296	912	9.7%	9,384	(1,164)	(11.0)%	10,548
Total general and administrative	$47,400	$4,573	10.7%	$42,827	$(2,033)	(4.5)%	$44,860
FTEs	115	1	0.9%	114	(7)	(5.8)%	121
General and administrative expense increased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to an increase in stock compensation, outside services and other expenses. The increase in stock compensation was largely due to additional grants made during the year ended December 31, 2017 and a reduction in stock compensation during the year ended December 31, 2016 due to the estimated outcome of the 2015 and 2016 grants being reduced to fifty percent of the original awards. The increase in outside services was largely due to the use of consultants related to the implementation of a new accounting system as well as general staff augmentation throughout 2017. The increase in other was primarily related to increased placement fees for recruiting new hires, PC refresh costs and various other immaterial expenses.
General and administrative expense decreased for the year ended December 31, 2016 compared to December 31, 2015 primarily due to reductions in payroll, stock based compensation and other expenses partially offset by outside services expense. The decrease in stock compensation was largely due to the estimated outcome of the 2015 and 2016 grants being reduced to fifty percent of the original awards. The decrease in other was primarily due to a decrease in severance costs. The increase in outside services was primarily due to an increase in information technology and system related costs as well as corresponding consulting and implementation costs.
Depreciation, amortization and accretion. For the year ended December 31, 2017 compared to the same period in 2016 depreciation, amortization and accretion expenses decreased by $1.3 million due primarily to the full amortization of trademark costs during the first quarter of 2017 and other various intangible costs that were fully amortized during 2016.The decrease of $1.0 million in depreciation, amortization and accretion expenses for the year ended December 31, 2016 compared to the same period in 2015 was due primarily to $0.6 million related to the amortization of our acquired technology and non-compete arrangements which were included for the year ended December 31, 2015 but were completely amortized during the year ended December 31, 2016 and $0.5 million related to lower depreciation expense because of a lower balance of pagers for the year ended December 31, 2016 partially offset by $0.1 million in other changes.
Interest income, Other income, and Income tax expense (benefit)
Interest income. For the year ended December 31, 2017, compared to the same period in 2016, interest income increased by $0.4 million primarily due to higher interest rates earned on the company's cash balances. The increase of $0.3 million in interest expense for the year ended December 31, 2016 compared to the same period in 2015 was primarily due to an increase in funds held in interest bearing accounts.
Other income. For the year ended December 31, 2017 compared to the same period in 2016 other income, net decreased by $0.4 million due to a variety of immaterial transactions. The decrease of $0.6 million in other income, net for the year ended December 31, 2016 compared to the same period in 2015, due primarily to $0.8 million related to the sale of two land parcels in 2015 that did not occur in 2016 partially offset by $0.2 million related to a reduction in the total estimated royalty liability for the purchase of IMCO in 2012.

Income tax expense (benefit). The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax expense for the impact of the 2017 Tax Act of approximately $24.2 million. This amount is primarily comprised of the remeasurement of net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. Changes that impact foreign earnings are not expected to have a material effect. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
The effects of foreign taxes are immaterial for all periods presented. The following is the effective tax rate reconciliation for the years ended December 31, 2017, 2016 and 2015, respectively (See Note 7, "Income Taxes", for further discussion on our income taxes):

Effective tax rate reconciliation	2017		2016		2015
(Dollars in thousands)
Income before income tax (expense) benefit	$11,559		$22,971		$26,298
Income taxes computed at the Federal statutory rate	$4,046	35.0%	$8,040	35.0%	$9,204	35.0%
State income taxes, net of Federal benefit	472	4.1%	867	3.8%	1,021	3.9%
Impact of 2017 Tax Act	24,235	209.7%	—	—%	—	—%
Research and development and other tax credits	(1,775)	(15.4)%	—	—%	—	—%
Change in valuation allowance	—	—%	—	—%	(64,159)	(244.0)%
Other	(113)	(1.0)%	85	0.4%	(14)	(0.1)%
Income tax expense (benefit)	$26,865	232.4%	$8,992	39.1%	$(53,948)	(205.1)%
Income tax expense increased by $17.9 million for the year ended December 31, 2017 compared to the same period in 2016 due primarily to the write-off of DTA's as a result of the 2017 Tax Act partially offset by research and development and other tax credits. Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized. The Company first applied this credit during 2017 and as a result has certain credits related to past periods. Research and development tax credits totaled $1.4 million in 2017 of which $0.6 million related to prior periods.
The pro-forma effective tax rate excludes the effects of the change in the valuation allowance and the changes related to the 2017 Tax Act to provide a more comparable effective tax rate. The following are the pro-forma effective tax rates for the years ended December 31, 2017, 2016 and 2015, respectively:

Pro forma effective tax rate	2017	2016	2015
(Dollars in thousands)
Effective tax rate	232.4%	39.1%	(205.1%)
Impact of 2017 Tax Act	(209.7%)	—%	—%
Change in valuation allowance	—%	—%	244.0%
Pro-forma effective tax rate	22.7%	39.1%	38.9%
Due to the changes in federal tax law resulting from the 2017 Tax Act, which is effective beginning on January 1, 2018, Spok anticipates a positive impact on 2018 cash flows resulting from the elimination of the Alternative Minimum Tax ("AMT") for corporations. Additionally, Spok anticipates an increase in future cash flows after the Company fully utilizes all remaining NOL’s as a result of the decrease in corporate tax rates. Refer to Note 7, "Income Taxes", for additional discussion.

Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2017, we had cash and cash equivalents of $107.2 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short-term and long-term. At any point in time, we have approximately $7.0 to $12.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2017, should be adequate to meet anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,			Change Between 2017 and 2016
	2017	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities	$15,556	$37,461	$41,837	$(21,905)
Net cash used in investing activities	(9,214)	(6,254)	(5,565)	(2,960)
Net cash used in financing activities	(25,001)	(16,723)	(32,809)	(8,278)
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased $21.9 million for the year ended December 31, 2017 compared to the same period in 2016 due primarily to a decrease in net income, net of adjustments related to deferred income tax benefit, of $10.8 million (decrease in cash flow), a decrease of $1.3 million in depreciation, amortization and accretion expenses (decrease in cash flow) and a decrease of $0.3 million in other non-cash items (decrease in cash flow), partially offset by an increase of $2.8 million in stock based compensation expenses (increase in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a $4.4 million greater decrease in accounts payable, accrued liabilities and other (decrease in cash flow) and a net $8.4 million greater increase to assets (decrease in cash flow)partially offset by a $0.5 million increase in deferred revenue (increase in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities increased $3.0 million for the year ended December 31, 2017 compared to the same period in 2016 due primarily to an increase in the purchase of property and equipment related to our research and development efforts.

Net Cash Used in Financing Activities. Net cash used in financing activities increased $8.3 million for the year ended December 31, 2017 from the same period in 2016 due primarily to the payment of $5.0 million related to the special dividend that was declared in December 2016 and an increase of $3.3 million in common stock repurchases, net of proceeds from the issuance of common stock.
Cash Dividends to Stockholders. For the year ended December 31, 2017, we paid a total of $15.2 million in cash dividends compared to $10.3 million in cash dividends for the same period in 2016. Cash dividends paid to stockholders in 2017 increased by $4.9 million primarily due to the $5.0 million related to a special dividend of $0.25 per common stock which was declared in 2016 and paid in 2017.
Future Cash Dividends to Stockholders. On February 28, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2018, and a payment date of March 30, 2018. This cash dividend of approximately $2.6 million is expected to be paid from available cash on hand.

Common Stock Repurchase Program. For the year ended December 31, 2017, we purchased 572,550 shares of our common stock under the repurchase program for $10 million. The repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. On February 28, 2018 the Company's Board of Directors reset the repurchase authority under the share repurchase program to $10.0 million which is set to expire on December 31, 2018. (See Note 6, "Stockholders' Equity", for further discussion on our common stock repurchase program.)
Other. For 2018, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors, in 2018.
Commitments and Contingencies
Contractual Obligations. The following table provides the Company's significant commitments and contractual obligations as of December 31, 2017.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$17,411	$6,126	$6,797	$3,603	$885
Total contractual obligations	$17,411	$6,126	$6,797	$3,603	$885
As of December 31, 2017, our contractual payment obligations under our operating leases for office and transmitter locations are indicated in the table above. For purposes of the table above, purchase obligations are defined as agreements to purchase goods or services that are enforceable, legally binding, noncancelable, has a remaining term in excess of one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. Refer to Note 8, "Commitments and Contingencies", for further discussion on commitments and contingencies.
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
Related Parties
Refer to Note 10, "Related Parties", for further discussion on our related party transactions.
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
Critical Accounting Policies and Estimates
Refer to Note 1, "Organization and Significant Accounting Policies", for a summary of significant accounting policies and estimates.
Refer to Note 2, "Recent and Pending Accounting Standards", for a summary of recent and pending accounting standards.

Non-GAAP Financial Measures
We use non-GAAP financial measures as key elements in determining performance for purposes of incentive compensation for our annual STIP and the performance periods for our LTIPs. The non-GAAP financial measures include; (1) adjusted operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment plus severance (the Company defines EBITDA as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP; purchases of property and equipment and severance are also determined in accordance with GAAP); and (2) the total of adjusted operating expenses and capital expenses. Adjusted operating expenses are defined as operating expenses less depreciation, amortization and accretion less severance less stock based compensation. Capital expenses are defined as the purchase of property and equipment. We believe that adjusted OCF is useful to investors and management as a measure of the ability of our business to generate cash. Further, we believe that adjusted operating and capital expenses is useful to investors and management as a measure of the ability of our business to responsibly manage operational expenses that impact Company cash flows.
Adjusted OCF was as follows for the periods stated:

Non-GAAP Financial Measures	2017	2016	2015
(Dollars in thousands)
Net (loss) income	$(15,306)	$13,979	$80,246
Plus (Less): Income tax expense (benefit)	26,865	8,992	(53,948)
Less: Other income	(134)	(543)	(1,182)
Less: Interest income	(719)	(275)	(16)
Operating income	10,706	22,153	25,100
Plus: Depreciation, amortization and accretion	11,624	12,963	13,970
EBITDA (as defined by the Company)	22,330	35,116	39,070
Less: Purchases of property and equipment	(9,200)	(6,256)	(6,374)
Plus: Severance	104	1,446	2,701
OCF (as defined by the Company)	$13,234	$30,306	$35,397
Adjusted operating and capital expenses were as follows for the periods stated:

Non-GAAP Financial Measures	2017	2016	2015
(Dollars in thousands)
Operating expenses	$160,469	$157,408	$164,528
Less: Depreciation, amortization and accretion	(11,624)	(12,963)	(13,970)
Less: Severance	(104)	(1,446)	(2,701)
Less: Stock based compensation	(3,688)	(854)	(1,868)
Adjusted operating expenses (as defined by the Company)	145,053	142,145	145,989
Plus: Purchases of property and equipment	9,200	6,256	6,374
Adjusted operating and capital expenses (as defined by the Company)	$154,253	$148,401	$152,363

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2017, we had no outstanding borrowings or associated debt service requirements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this 2017 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, which will be filed with the SEC no later than May 1, 2018.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders:

•	information regarding directors is set forth under the caption “Election of Directors”;

•	information regarding executive officers is set forth under the caption “Executive Officers”;

•	information regarding our audit committee and designated “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors”; and

•	information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders entitled “Related Person Transactions and Code of Conduct.” The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders entitled “Board and Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	1. Financial Statements
2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 26

(b)	Exhibits
The exhibits listed in the accompanying index to exhibits, that follows the Signatures page, are filed as part of this Annual Report on Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Spok Holdings, Inc.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer
March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	March 1, 2018
Vincent D. Kelly

/s/ Michael W. Wallace	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2018
Michael W. Wallace

/s/ Royce Yudkoff	Chairman of the Board	March 1, 2018
Royce Yudkoff

/s/ N. Blair Butterfield	Director	March 1, 2018
N. Blair Butterfield

/s/ Stacia A. Hylton	Director	March 1, 2018
Stacia A. Hylton

/s/ Brian O’Reilly	Director	March 1, 2018
Brian O’Reilly

/s/ Matthew Oristano	Director	March 1, 2018
Matthew Oristano

/s/ Samme L. Thompson	Director	March 1, 2018
Samme L. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2006.

Arlington, Virginia
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 1, 2018

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share and per share amounts)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$107,157	$125,816
Accounts receivable, net	32,279	23,666
Prepaid expenses and other	5,752	4,384
Inventory, net	1,672	1,996
Total current assets	146,860	155,862
Non-current assets:
Property and equipment, net	13,399	12,818
Goodwill	133,031	133,031
Intangible assets, net	7,917	10,803
Deferred income tax assets, net	47,679	73,068
Other non-current assets	1,675	2,505
Total non-current assets	203,701	232,225
TOTAL ASSETS	$350,561	$388,087
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,305	$1,032
Accrued compensation and benefits	11,018	13,268
Accrued dividends payable	384	5,140
Accrued taxes	2,547	4,132
Deferred revenue	31,414	29,145
Other current liabilities	4,226	3,610
Total current liabilities	50,894	56,327
Non-current liabilities:
Deferred revenue	1,063	752
Other non-current liabilities	8,075	8,921
Total non-current liabilities	9,138	9,673
TOTAL LIABILITIES	60,032	66,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 20,135,514 and 20,525,614 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	98,731	104,810
Retained earnings	191,796	217,275
TOTAL STOCKHOLDERS’ EQUITY	290,529	322,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,561	$388,087
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2017	2016	2015
Revenue:
Wireless	$101,188	$109,590	$119,014
Software	69,987	69,971	70,614
Total revenue	171,175	179,561	189,628
Operating expenses:
Cost of revenue	28,418	30,649	33,851
Research and development	18,702	13,467	10,280
Service, rental and maintenance	31,502	32,734	34,121
Selling and marketing	22,823	24,768	27,446
General and administrative	47,400	42,827	44,860
Depreciation, amortization and accretion	11,624	12,963	13,970
Total operating expenses	160,469	157,408	164,528
Operating income	10,706	22,153	25,100
Interest income	719	275	16
Other income	134	543	1,182
Income before income tax (expense) benefit	11,559	22,971	26,298
Income tax (expense) benefit	(26,865)	(8,992)	53,948
Net (loss) income	$(15,306)	$13,979	$80,246
Basic and diluted net (loss) income per common share	$(0.76)	$0.68	$3.74
Basic and diluted weighted average common shares outstanding	20,210,260	20,586,066	21,471,041
Cash dividends declared per common share	$0.50	$0.75	$0.625
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2015	21,978,762	$2	$126,678	$152,379	$279,059
Net income	—	—	—	80,246	80,246
Purchase of common stock for tax withholding, net	(217,211)	—	(3,824)	—	(3,824)
Amortization of stock based compensation	—	—	1,868	—	1,868
Cash dividends declared	—	—	—	(13,498)	(13,498)
Common stock repurchase program	(897,177)	—	(15,008)	—	(15,008)
Issuance of restricted common stock under the Equity Plan	21,887	—	—	—	—
Other	—	—	721		721
Balance, December 31, 2015	20,886,261	$2	$110,435	$219,127	$329,564
Net income	—	—	—	13,979	13,979
Issuance of common stock under the Employee Stock Purchase Plan	3,961	—	53	—	53
Purchased and retired common stock	(2)	—	—	—	—
Amortization of stock based compensation	—	—	854	—	854
Cash dividends declared	—	—	—	(15,766)	(15,766)
Common stock repurchase program	(388,255)	—	(6,489)	—	(6,489)
Issuance of restricted common stock under the Equity Plan	23,649	—	—	—	—
Other	—	—	(43)	(65)	(108)
Balance, December 31, 2016	20,525,614	$2	$104,810	$217,275	$322,087
Net loss	—	—	—	(15,306)	(15,306)
Issuance of common stock under the Employee Stock Purchase Plan	17,760	—	256	—	256
Issuance of common stock for vested restricted stock units under the Equity Plan	143,394	—		—	—
Amortization of stock based compensation	—	—	3,688	—	3,688
Cash dividends declared	—	—		(10,332)	(10,332)
Common stock repurchase program	(572,550)	—	(10,023)	—	(10,023)
Issuance of restricted common stock under the Equity Plan	21,296	—	—	—	—
Other	—	—	—	159	159
Balance, December 31, 2017	20,135,514	$2	$98,731	$191,796	$290,529
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(15,306)	$13,979	$80,246
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	11,624	12,963	13,970
Deferred income tax expense (benefit)	25,390	6,926	(55,018)
Stock based compensation	3,688	854	1,868
Provisions for doubtful accounts, service credits and other	1,035	761	1,290
Adjustments of non-cash transaction taxes	(807)	(270)	(686)
(Gain) Loss on disposals of property and equipment	(6)	2	(793)
Changes in assets and liabilities:
Accounts receivable	(9,648)	(1,790)	1,041
Prepaid expenses, intangible assets and other assets	274	843	658
Accounts payable, accrued liabilities and other	(3,267)	1,083	(3,556)
Deferred revenue	2,579	2,110	2,817
Net cash provided by operating activities	15,556	37,461	41,837
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposals of property and equipment	(9,214)	(6,254)	(5,565)
Net cash used in investing activities	(9,214)	(6,254)	(5,565)
Cash flows from financing activities:
Cash distributions to stockholders	(15,234)	(10,287)	(13,976)
Purchase of common stock (including commissions)	(10,023)	(6,489)	(15,008)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	256	53	—
Employee stock based compensation tax withholding	—	—	(3,825)
Net cash used in financing activities	(25,001)	(16,723)	(32,809)
Net (decrease) increase in cash and cash equivalents	(18,659)	14,484	3,463
Cash and cash equivalents, beginning of period	125,816	111,332	107,869
Cash and cash equivalents, end of period	$107,157	$125,816	$111,332
Supplemental disclosure:
Income taxes paid	$2,620	$695	$1,521
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
Basis of Presentation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all periods reported herein and all such adjustments are of a normal, recurring nature (except for the reduction of deferred income tax assets described in further detail in Note 7 "Income Taxes").
Amounts shown on the consolidated statements of operations within the operating expense categories of cost of revenue; research and development; service, rental and maintenance; selling and marketing; and general and administrative are recorded exclusive of severance, depreciation, amortization and accretion. These items are shown separately on the consolidated statements of operations within operating expenses to the extent that they are considered material for the periods presented. Foreign currency translation adjustments were immaterial and are not presented separately in our consolidated statements of stockholders’ equity and balance sheets, and consequently no statements of comprehensive income are presented.
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the statement of financial position. In the fourth quarter of 2017, the Company reclassified $1.0 million from accounts payable to other current liabilities. Corresponding reclassifications of $0.9 million were made to the Consolidated Balance Sheets for the year ended December 31, 2016. The Company also reclassified $0.1 million from severance to the general and administrative operating expense classification. Corresponding reclassifications of $1.4 million and $2.7 million were made to the Consolidated Statement of Operations for the years ended December 31, 2016 and 2015. The Company had previously reported severance as a separate item on the Consolidated Statement of Operations.

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
Software revenue consists of two primary components: (1) operations revenue consisting of software license revenue, professional services revenue and equipment revenue, and (2) maintenance support revenue.
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

Our standard post-contract support is allocated using VSOE as an input in the relative selling price allocation. For software licenses, professional services, equipment and premium maintenance we have determined that neither VSOE nor TPE is available and as such, we have used BESP as an input in order to allocate our arrangement fees. We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices take into consideration our discounting practices, the size and volume of our transactions, the customer demographic, the geographic area where our services are sold, our price lists, our go-to-market strategy, historical standalone sales and contract prices. The determination of BESP is made through consultation with and approval by management, taking into consideration the go-to-market strategy. As our go-to-market strategies evolve, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including both VSOE and BESP.
In multiple-element arrangements, the arrangement consideration allocated to our non-software deliverables (equipment) is generally recognized upon shipment or delivery to the customer depending on delivery method of Free on Board ("FOB") shipping or FOB destination, respectively.
For our software deliverables, which include software licenses, professional services, and post-contract support, we further allocate arrangement consideration using the residual method. As noted above, we have not established VSOE for our software licenses, professional services and premium maintenance. However, we have established, and continue to maintain, VSOE for our standard post-contract support. We recognize contract revenue ratably over the longer of the estimated services delivery period or the maintenance term. If delivery of the software and services is completed before the end of the maintenance period, then the remaining revenue associated with these elements is recognized in full at this time. Any unrecognized revenue related to maintenance continues to be recognized ratably over the remaining term of the maintenance period. If the period of delivery to the customer is not known, license and professional services revenue will be recognized when software and professional services are fully delivered to the customer and the maintenance revenue will be recognized ratably over the remaining contractual term of the agreement. The defined services period for most of our projects is shorter than the maintenance term.
The Company recognizes deferred revenue when it receives payments in advance of the delivery of products or the performance of services. Our deferred balance represents the contractual obligation for maintenance, software license equipment, professional services and wireless services for which we have received payment in advance of meeting the revenue recognition criteria. We will recognize revenue when the goods or services meet our revenue recognition criteria.
Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer-related and acquired technology intangibles that resulted from previous acquisitions. Such intangibles are amortized over periods up to ten years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecast estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived and amortizable intangible assets, we record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The impairment test involves comparing the fair value of the reporting unit with its carrying value. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. A confirmatory discounted cash flow analysis is also used to assess whether impairment exists. This calculation requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur and determination of our weighted average cost of capital.
We did not record any impairment of long-lived assets, definite lived intangible assets or goodwill for the years ended December 31, 2017, 2016 and 2015.

Accounts Receivable Allowances
Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses, respectively. Accounts receivable was recorded net of $1.0 million allowance for the periods ended December 31, 2017 and 2016, respectively.
Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends. In determining these estimates, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences when compared to the allowance for doubtful accounts and related provisions.
The allowance for service credits related provisions is based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. This allowance also reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. In addition, this allowance reduces software maintenance revenue. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences when compared to the allowance for service credits and maintenance related provisions.
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
We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 3, "Consolidated Financial Statement Components", and Note 5, "Asset Retirement Obligations", for additional details).
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
Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Adjustments to the valuation allowance are a component of the deferred income tax expense or benefit in the statements of operations.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the “more likely than not” threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes (see Note 7, "Income Taxes", for additional details).
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
Commissions Expenses
We pay a sales commission for each contract executed with a customer. We capitalize the commissions paid at contract execution and recognize the related expense as the revenue from the underlying contract is recognized. Commission expense was $5.2 million, $5.6 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Commission expense is classified within the selling and marketing operating expenses category.
Shipping and Handling Costs
We incur shipping and handling costs to send and receive messaging devices and other equipment to/from our customers. Amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are classified as cost of revenue. These costs are expensed as incurred.
Advertising Expenses
Advertising costs are charged to operations when incurred because they occur in the same period as the benefit is derived. Advertising costs are classified as selling and marketing expenses. We do not incur any direct response advertising costs. Advertising expenses were $2.3 million, $1.8 million and $1.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Based Compensation
We account for share-based payments to employees, including restricted stock units ("RSUs"), restricted common stock ("restricted stock") and the option to purchase common stock under the Employee Stock Purchase Plan ("ESPP") based on their fair value and the estimated number of shares we expect will vest based on the performance metrics associated with the award, if applicable. Fair value is measured based on the closing fair market value of the Company's common stock on the date of grant. Compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures and withdrawals are accounted for on an as incurred basis.
Changes in our estimates of the expected attainment of performance targets are reflected in the amount of compensation expense that we recognize for the related instruments' during the interim reporting period when the change in estimate is determined and may cause the amount of compensation expense that we record for each period to vary. Further information regarding stock based compensation can be found in Note 6, "Stockholders' Equity".
Concentration of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, deposits at these institutions and funds may, at times, exceed federally insured limits. Management believes that these financial institutions and funds are financially sound and, accordingly, that minimal credit risk exists.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the U.S. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2017, 2016, and 2015, our bad debt expenses were $1.0 million, $0.8 million, and $1.3 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2017, 2016, and 2015.
Cash Equivalents
Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds with maturities of 90 days or less from the date of purchase.
Sales and Use Taxes
Sales and use taxes imposed on the ultimate consumer are excluded from revenue where we are required by law or regulation to act as collection agent for the taxing jurisdiction.
Fair Value of Financial Instruments
Our financial instruments include our cash, letters of credit ("LOCs"), accounts receivable and accounts payable. The fair value of these instruments approximate their carrying values at December 31, 2017 and 2016 due to their short maturities.
Earnings Per Common Share
The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive. Further information regarding earnings per common share can be found in Note 6, "Stockholders' Equity".
NOTE 2 - RECENT AND PENDING ACCOUNTING STANDARDS
Recently Adopted
Revenue - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. Since this ASU was issued, the FASB has issued several updates including ASU No. 2015-14 in July 2015 which delayed the effective date, ASU No. 2016-08 in March 2016 which updated guidance related to principal versus agent considerations, ASU No. 2016-10 in April 2016 which updated guidance related to the identification of performance obligations, ASU No. 2016-12 in May 2016 which updated guidance related to scope improvements and practical expedients and ASU No. 2016-20 which provided technical corrections and improvements but did not update guidance issued in prior updates. The effective date is January 1, 2018, and while early adoption to the original effective date of January 1, 2017 is permitted, we have elected not to early adopt.

ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have completed our review of the acceptable transition methods and have selected the modified retrospective approach. We currently believe the modified retrospective approach will have a material impact on both deferred revenue and retained earnings in our 2018 consolidated financial statements. While we continue to finalize our adjustment to beginning balances as of January 1, 2018, we currently estimate that the impact to retained earnings will be an increase between $4.0 and $7.0 million with an offsetting decrease to deferred revenue of approximately $4.0 to $6.0 million and an increase in pre-paid commission expense for the remaining balance. This adjustment is primarily a result of the acceleration of license revenue for which we previously recognized over the combined services period as well as certain contract costs (primarily commission expenses) which are expected to be recognized over a longer amortization period than before. This estimate is subject to change given the ongoing review of contracts outstanding at December 31, 2017 and the highly complex nature of ASC 606.
We currently believe the standard will materially impact our revenue recognition on a going-forward basis once adopted. While we continue to assess and finalize the impacts of this standard, which we anticipate disclosing beginning with our 2018 filings, we currently believe that the most significant impacts relate to our accounting for software license revenue and certain contract costs. We expect software license revenue to be recognized when it is made available to the customer rather than over a combined service or subscription period. Additionally, certain contract costs (primarily commissions expense), are expected to be amortized over a longer period of time as those costs are related to the future renewal of maintenance. We anticipate that contract costs attributable to maintenance will be amortized over a period between 36 and 60 months as compared to recognition over the implementation period as done today. Amortization of commissions expense related to other revenues (e.g. software license, equipment, services revenues etc.) are not expected to materially change. Due to the nuances of certain contracts the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms and may vary in some instances from recognition at the time of shipment.
Goodwill - In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The new standard simplifies how an entity tests for goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. By eliminating Step 2 an entity must now record an impairment to goodwill based on an analysis of the fair value of a reporting unit as compared to its carrying amount. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value.
ASU No. 2017-04 will be effective beginning on January 1, 2020, including interim periods within that fiscal year, and early adoption as of January 1, 2017 is permitted. All changes are to be accounted for on a prospective basis upon adoption. We do not anticipate a material impact on our consolidated financial statements from the adoption of ASU No. 2017-04. We have chosen to early adopt ASU No. 2017-04 to be effective as of January 1, 2017.
Pending Adoption
Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating with the classification affecting the pattern of expense recognition in the operating statement.
ASU No. 2016-02 will be effective beginning on January 1, 2019, including interim periods within that fiscal year, and early adoption is permitted at any time. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
NOTE 3 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS

 Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Depreciation
Leasehold improvements	$234	$189	$233
Asset retirement costs	(388)	(277)	(505)
Paging and computer equipment	8,024	7,974	8,489
Furniture, fixtures and vehicles	306	294	353
Total depreciation	8,176	8,180	8,570
Amortization	2,886	4,160	4,735
Accretion	562	623	665
Total depreciation, amortization and accretion expense	$11,624	$12,963	$13,970

Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2017	2016
Leasehold improvements	lease term	$4,107	$3,843
Asset retirement costs	1-5	3,228	3,263
Paging and computer equipment	1-5	103,520	113,175
Furniture, fixtures and vehicles	3-5	4,545	2,852
Total property and equipment		115,400	123,133
Accumulated depreciation		(102,001)	(110,315)
Total property and equipment, net		$13,399	$12,818
For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2017 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2021 to 2022. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact to the consolidated financial statements beginning in the fourth quarter of 2017. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.
Other Current Liabilities
Other current liabilities consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2017	2016
Accrued network costs, asset retirement obligations and other	2,173	2,168
Accrued outside services	$2,053	$1,442
Total other current liabilities	$4,226	$3,610
Other Non-Current Liabilities
Other non-current liabilities consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2017	2016
Asset retirement obligations	$7,174	$7,472
Other	901	1,449
Total other non-current liabilities	$8,075	$8,921
NOTE 4 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at December 31, 2017 and 2016 related primarily to customer relationships and trademarks that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years and six years respectively. We have not recorded an impairment of our intangible assets during the years ended December 31, 2017, 2016 and 2015.

The net consolidated balance of intangible assets consisted of the following at December 31, 2017 and 2016:

		As of December 31,
		2017			2016
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$25,002	$(17,085)	$7,917	$25,002	$(14,585)	$10,417
Trademarks	6	5,754	(5,754)	—	5,754	(5,368)	386
Total amortizable intangible assets	6 - 10	$30,756	$(22,839)	$7,917	$30,756	$(19,953)	$10,803
Estimated amortization of intangible assets for future periods was as follows:

For the year ending December 31,	(Dollars in thousands)
2018	$2,500
2019	2,500
2020	2,500
2021	417
Total	$7,917
NOTE 5 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2016	$296	$7,543	$7,839
Accretion	36	587	623
Amounts paid	(213)	—	(213)
Reductions	(134)	(558)	(692)
Reclassifications	100	(100)	—
Balance at December 31, 2016	85	7,472	7,557
Accretion	8	554	562
Amounts paid	(248)	—	(248)
Increases and reductions	5	(468)	(463)
Reclassifications	384	(384)	—
Balance at December 31, 2017	$234	$7,174	$7,408
Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimate of the underlying liability, specifically as it relates to updates in estimated costs to remove a transmitter and the estimated timing of removal. The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $9.3 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date.
Accretion expense related solely to asset retirement obligations and was recorded based on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2017 – January 1 through September 30 – Additions(2)	11.50%
2017 – December 31 Additions(2) and Incremental Estimates	14.00%
2016 – January 1 through December 31 – Additions(2)	11.50%
2016 – December 31 - Incremental Estimates	12.09%	(1)
2015 – January 1 through September 30 – Additions(2)	10.48%
2015 – December 31 Additions(2) and Incremental Estimates	11.50%

(1)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

(2)	Transmitters moved to new sites resulting in additional liability.
Additional information regarding asset retirement costs, depreciation expense, accretion and liabilities can be found in Note 3, "Consolidated Financial Statement Components".
NOTE 6 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2017 and 2016, we had no stock options outstanding.
At December 31, 2017 and 2016, there were 20,135,514 and 20,525,614 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
For the three years ending December 31, 2017, 2016 and 2015 our Board of Directors declared cash dividends of $0.50, $0.750 and $0.625 per share of our outstanding common stock, respectively. An immaterial amount of dividends declared were related to unvested RSUs and unvested shares of restricted stock which are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the statements of cash flows for the years ended December 31, 2017, 2016 and 2015 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 28, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2018, and a payment date of March 30, 2018. This cash dividend of approximately $2.6 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
On July 31, 2008, our Board of Directors approved a program to repurchase our common stock in the open market. This program has been extended at various times, most recently through December 31, 2018, with a repurchase authority of $10.0 million as of February 28, 2018.
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

Common stock purchased in 2017, 2016 and 2015 (excluding the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Shares Purchased	Amount	Shares Purchased	Amount	Shares Purchased	Amount
(dollars in thousands)	2017		2016		2015
March 31,	—	$—	291,861	$4,893	27,467	$465
June 30,	572,550	10,000	65,791	1,078	177,330	3,002
September 30,	—	—	13,884	228	502,942	8,309
December 31,	—	—	16,719	274	189,438	3,196
Total	572,550	$10,000	388,255	$6,473	897,177	$14,972
Net (Loss) Income per Common Share
Basic net (loss) income per common share is computed on the basis of the weighted average common shares outstanding. Diluted net (loss) income per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including unvested and outstanding equity awards. The components of basic and diluted net (loss) income per common share were as follows for the periods stated:

	For the Year Ended December 31,
(in thousands, except for share and per share amounts)	2017	2016	2015
Numerator:
Net (loss) income	$(15,306)	$13,979	$80,246

Denominator:
Basic and diluted weighted average outstanding shares of common stock	20,210,260	20,586,066	21,471,041
Basic and diluted net (loss) income per common share	$(0.76)	$0.68	$3.74
For the years ended December 31, 2017, 2016 and 2015, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2017	2016	2015
Restricted stock units	90,665	—	—
Share-based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that was subsequently approved by our stockholders on May 16, 2012. A total of 2,194,986 shares of common stock have been reserved for issuance under this plan.
Awards under the 2012 Equity Plan may be in the form of stock options, common stock, restricted stock, RSUs, performance awards, dividend equivalents, deferred stock, deferred stock units, or stock appreciation rights.
Restricted stock awards generally vest one year from the date of grant. Related dividends accumulate during the vesting period and are paid at the time of vesting.
Contingent RSU's generally vest over a three year performance period upon successful completion of the performance objectives. Non-contingent RSU's generally vest in thirds, annually, over a three year period. Dividend equivalents rights generally accompany each RSU award and those rights accumulate and vest along with the underlying RSU.

The following table summarizes the activities under the 2012 Equity Plan from January 1, 2015 through December 31, 2017:

Activity
Total equity securities available at January 1, 2015	1,747,586
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(264,355)
Total equity securities available at December 31, 2015	1,483,231
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(236,292)
Total equity securities available at December 31, 2016	1,246,939
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(106,281)
Total equity securities available at December 31, 2017	1,140,658
The following table details activities with respect to outstanding RSUs and restricted stock for the year ended December 31, 2017 and has been reclassified to conform to current period's presentation which includes restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2017(1)	451,493	$17.10
Granted	249,435	20.37
Vested	(143,394)	18.14
Forfeited(2)	(164,450)	17.71
Unvested at December 31, 2017(1)	393,084	$18.54
(1)Approximately 100,767 RSUs from the 2016 grant are not expected to vest based on the Company's current assessment of the related performance obligations.
(2)107,616 RSUs did not vest based on the Company's actual performance at December 31, 2017 as compared to the related performance obligations.
Of the 393,084 unvested RSUs and restricted stock outstanding at December 31, 2017, 308,960 RSUs include contingent performance requirements for vesting purposes. At December 31, 2017, there was $3.2 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.57 years.
Employee Stock Purchase Plan
In 2016 our Board of Directors adopted the Spok Holdings, Inc. Employee Stock Purchase Plan ("ESPP") that was subsequently approved by our stockholders on July 25, 2016. A total of 250,000 shares of common stock have been reserved for issuance under this plan.
The Company's ESPP allows employees to purchase shares of common stock at a discounted rate, subject to plan limitations. Under the ESPP, eligible participants can voluntarily elect to have contributions withheld from their pay for the duration of an offering period, subject to the ESPP limits. At the end of an offering period, contributions will be used to purchase the Company's common stock at a discount to the market price based on the first or last day of the offering period, whichever is lower. Participants are required to hold common stock for a minimum period of two years from the grant date. Participants will begin earning dividends on shares after the purchase date. Each offering period will generally last for no longer than six months. Once an offering period begins, participants cannot adjust their withholding amount. If a participant chooses to withdraw, any previously withheld funds will be returned to the participant, with no stock purchased, and that participant will be eligible to participate in the ESPP at the next offering period. If the participant terminates employment with the Company during the offering period, all contributions will be returned to the employee and no stock will be purchased at a discounted rate.
The Company uses the Black-Scholes model to calculate the fair value of each offering period on their offer date. The Black-Scholes model requires the use of estimates for the expected term, the expected volatility of the underlying common stock over the expected term, the risk-free interest rate and the expected dividend payment.
For the year ended December 31, 2017, employees purchased 17,760 shares of common stock for a total price of $0.3 million. For the year ended December 31, 2016, employees purchased 3,961 shares of common stock for a total price of $0.1 million.

The following table summarizes the activities under the ESPP from January 1, 2017 through December 31, 2017:

Activity
Total ESPP equity securities available at January 1, 2016	—
Plus: Registration of 2016 ESPP	250,000
Less: common stock purchased by eligible employees	(3,961)
Total ESPP equity securities available at January 1, 2017	246,039
Less: common stock purchased by eligible employees	(17,760)
Total ESPP equity securities available at December 31, 2017	228,279
Amounts withheld from participants will be classified as a liability on the balance sheet until funds are used to purchase shares. This liability amount is immaterial to the consolidated financial statements.
Stock-based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the fair value of the instruments, over the instruments’ vesting period. Stock based compensation expense increased by $2.8 million for the year ended December 31, 2017 from the same period in 2016 primarily due to a one-time reversal of $2.0 million in stock compensation expense related to the 2015 and 2016 awards during 2016 which was not subsequently incurred during 2017 and the amortization of more awards in 2017 as compared to 2016. As of December 31, 2017, we do not currently believe it is probable that 50% of the awards issued in 2016 will vest based on the related performance criteria and our assessment of the anticipated future performance applied to the performance criteria. The remaining 50% of awards expected to vest will continue to be expensed accordingly over the remaining applicable service periods.
Stock based compensation expense decreased by $1.0 million for the year ended December 31, 2016 from the same period in 2015 primarily due to a one-time reversal of $2.0 million in stock compensation expense related to the 2015 and 2016 awards which did not occur during 2015 partially offset by the amortization of more awards in 2016 as compared to 2015.
The following table reflects stock based compensation expense for the periods stated:

Operating Expense Category	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Performance-based RSUs	$1,762	$413	$1,498
Time-based RSUs and restricted stock	1,862	418	370
ESPP	64	23	—
Total stock based compensation	$3,688	$854	$1,868

NOTE 7 - INCOME TAXES
The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax expense for the impact of the 2017 Tax Act of approximately $24.2 million. This amount is primarily comprised of the remeasurement of deferred income tax assets ("DTA's") resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. Changes that impact foreign earnings are not expected to have a material effect. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

The significant components of our income tax expense (benefit) attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015
Income before income tax (expense) benefit	$11,559	$22,971	$26,298
Current:
Federal tax	$199	$669	$432
State tax	1,006	1,294	622
Foreign tax	270	103	16
Total current	1,475	2,066	1,070
Deferred:
Federal tax	26,348	6,811	(55,716)
State tax	(787)	41	1,020
Foreign tax	(171)	74	(322)
Total deferred	25,390	6,926	(55,018)
Total income tax expense (benefit)	$26,865	$8,992	$(53,948)
Foreign income before income tax (expense) benefit is immaterial to consolidated income before income tax (expense) benefit.
The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 35% and our effective tax rate:

Effective tax rate reconciliation	2017		2016			2015
(Dollars in thousands)
Income before income tax (expense) benefit	$11,559		$22,971			$26,298
Income taxes computed at the Federal statutory rate	$4,046	35.0%	$8,040	35.0%		$9,204	35.0%
State income taxes, net of Federal benefit	472	4.1%	867	3.8%		1,021	3.9%
Impact of 2017 Tax Act	24,235	209.7%	—	—%		—	—%
Research and development and other tax credits	(1,775)	(15.4)%	—	—%		—	—%
Change in valuation allowance	—	—%	—	—%		(64,159)	(244.0)%
Other	(113)	(1.0)%	85	0.4%		(14)	(0.1)%
Income tax expense (benefit)	$26,865	232.4%	$8,992	39.1%	1,787.3%	$(53,948)	(205.1)%
Income tax expense increased by $17.9 million for the year ended December 31, 2017 compared to the same period in 2016 due primarily to the write-off of DTA's as a result of the 2017 Tax Act partially offset by research and development and other tax credits. Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized. The Company first applied this credit during 2017 and as a result has certain credits related to past periods. Research and development tax credits totaled $1.4 million in 2017 of which $0.6 million relates to prior periods.
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, the use of the research and development tax credit, permanent differences between book and taxable income and certain discrete items. The earnings of non-US subsidiaries are deemed to be indefinitely reinvested in non-US operations.
Income tax expense increased by $62.9 million for the year ended December 31, 2016 compared to the same period in 2015 due primarily to a reduction of the DTA valuation allowance of $64.2 million during 2015 that did not occur in 2016. During the year ended December 31, 2016, the US Court of Appeals for the Second Circuit affirmed a Tax Court Decision, unrelated to Spok, regarding the allocation of cancellation of debt income to tax attributes for a company that filed a Federal consolidated income tax return. This impacted the ultimate realization of certain of our net operating loss ("NOL") carryovers. Therefore, during the year ended December 31, 2016, we wrote off our valuation allowance of $50.0 million against the related Federal and State NOL DTAs. This had no impact on the 2016 income tax provision or net income.

The components of deferred income tax assets at December 31, 2017 and 2016 were as follows:

	December 31,
(Dollars in thousands)	2017	2016
Net operating losses and tax credits	$26,296	$45,947
Property and equipment	8,289	12,995
AMT minimum tax receivable	2,489	2,199
Accruals and accrued loss contingencies	4,833	6,723
Intangible assets	6,033	5,886
Gross deferred income tax assets	47,940	73,750
Deferred income tax liabilities:
Prepaid and other expenses	(261)	(682)
Gross deferred income tax liabilities	(261)	(682)
Net deferred income tax assets	$47,679	$73,068
Net Operating Losses
As of December 31, 2017, we had approximately $106.1 million of NOLs available to offset future taxable income. The Federal NOLs begin expiring in 2025 and will fully expire in 2029. We have an immaterial amount of foreign NOLs and tax credits available for future use.
Valuation Allowance
We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, NOLs and tax credits, by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether based on all available evidence, it is “more likely than not” (which means a probability of greater than 50%) that all or some portion of the DTAs will be realized in future periods. As of December 31, 2017 and 2016 we believe it is more likely than not that our DTAs will be realized in future periods and thus did not have a valuation allowance.
Income Tax Audits
Our Federal income tax returns have been examined by the Internal Revenue Service ("IRS") through December 31, 2008. The audits of the Federal returns for the years ended 2005 through 2008 resulted in no changes. The IRS also audited Amcom’s 2009 Federal tax return (pre-acquisition) with no changes. The 2015, 2016 and 2017 income tax returns of the Company have not been audited by the IRS and are within the statute of limitations (“SOL”).
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2014 through 2017, and for the four year SOL states, the SOL is open for years ending from 2013 through 2017.

NOTE 8 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2017.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the consolidated financial statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.

Legal Contingencies
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial position or statement of operations.
On February 1, 2018, we learned of a complaint filed naming us and our subsidiary, Spok, Inc., as defendants in GroupChatter, LLC v. Spok Holdings, Inc., et. al., Civ. A. No. 6:18-cv-00048, U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 7,969,959; 9,699,637; 9,615,239; and 9,294,888. We are evaluating the allegations asserted in this complaint and intend to defend against the claims vigorously. At this time we are unable to predict the outcome of this litigation, though we do not believe it will have a material adverse effect on our financial condition.
Operating Leases
We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.
Future minimum lease payments under non-cancelable operating leases at December 31, 2017 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2018	$6,126
2019	3,873
2020	2,924
2021	2,538
2022	1,065
Thereafter	885
Total	$17,411
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as accrued other and other long-term liabilities on the consolidated balance sheets.
Total rent expense under operating leases for the years ended December 31, 2017, 2016 and 2015, was approximately $17.7 million, $17.9 million and $18.5 million, respectively.

NOTE 9 - EMPLOYEE BENEFIT PLANS
Spok Holdings, Inc. Savings and Retirement Plan
The Company has a savings plan in the U.S. that qualifies qualifies under Section 401(k) of the IRC. Participating U.S. employees may elect to contribute a percentage of their salary, subject to certain limitations. Matching contributions under the savings plan were approximately $1.1 million for each of the years ended December 31, 2017, 2016 and 2015.
NOTE 10 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2017, 2016 and 2015, we incurred $3.8 million, $3.9 million and $4.1 million, respectively, in site rent expenses from the entity on which the individual serves as a director. These amounts are included in service, rental and maintenance expenses.

NOTE 11 - SEGMENTS AND GEOGRAPHIC INFORMATION
Effective January 1, 2014, the Company was structured as a single operating (and reportable) segment, a critical communication business. The Chief Executive Officer (who is also the chief operating decision maker as defined by ASC 280) views the business as one operation and assesses performance and allocates resources on the basis of consolidated operations.
The U.S. was the only country that accounted for more than 10% of the Company's total revenue for the years ended December 31, 2017, 2016 and 2015. Revenue by geographic region consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2017	2016	2015
Revenue
United States	$166,790	$173,852	$185,741
International	4,385	5,709	3,887
Total revenue	$171,175	$179,561	$189,628
An immaterial amount of long-lived assets were held outside of the United States for the years ended December 31, 2017, 2016 and 2015.
NOTE 12 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended December 31, 2017 and 2016 is summarized below:

For the Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues(2)	$41,444	$42,325	$43,636	$43,770
Operating income(2)	1,382	2,410	3,325	3,589
Net income (loss)(2)(3)	854	1,498	3,727	(21,384)
Basic and diluted net income (loss) per common share(1)	0.04	0.07	0.19	(1.07)
For the Year Ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
	(Dollars in thousands except per share amounts)
Revenues(2)	$45,388	$44,635	$45,355	$44,184
Operating income(2)	5,800	5,620	6,029	4,703
Net income(2)	3,444	3,451	4,058	3,026
Basic and diluted net income per common share(1)	0.17	0.17	0.20	0.15

(1)
Basic and diluted net income (loss) per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income (loss) per common share for the years ended December 31, 2017 and 2016 may not equal the total computed for the year.

(2)	Slight variations in totals are due to rounding.

(3)	Fourth quarter 2017 net loss includes $24.2 million from the write-off of the deferred income tax asset related to the 2017 Tax Act (refer to Note 8, "Income Taxes").

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2017	$1,056	$1,035	$(1,026)	$1,065
Year ended December 31, 2016	$1,286	$761	$(991)	$1,056
Year ended December 31, 2015	$1,300	$1,290	$(1,304)	$1,286

Deferred Income Tax Asset Valuation Allowance	Balance at the Beginning of the Period	Additions	Deductions	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2017	$—	$—	$—	$—
Year ended December 31, 2016	$50,031	$—	$(50,031)	$—
Year ended December 31, 2015	$114,190	$—	$(64,159)	$50,031

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Second Amended and Restated Bylaws	8-K	001-32358	3.1	12/20/2016
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
10.1*	Form of Indemnification Agreement for directors and executive officers of USA Mobility, Inc.	8-K	001-32358	10.4	11/17/2004
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Third Amended and Restated Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of December 28, 2016	8-K	001-32358	10.1	12/28/2016
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8*	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9	Spok Holdings, Inc. 2015 Short-Term Incentive Plan	10-K	001-32358	10.35	2/25/2016
10.10	Spok Holdings, Inc. 2015 Long-Term Incentive Plan					Filed
10.11	Spok Holdings, Inc. 2016 Short-Term Incentive Plan	10-K	001-32358	10.11	3/2/2017
10.12	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period(1)	10-K	001-32358	10.38	2/25/2016
10.13	Spok Holdings, Inc. 2017 Short-Term Incentive Plan					Filed
10.14	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2017 - 2019 performance period(1)	10-K	001-32358	10.15	3/2/2017
10.15	Spok Holdings, Inc. 2018 Short-Term Incentive Plan(1)					Filed
10.16	Spok Holdings, Inc. 2018 Long-Term Incentive Plan(1)					Filed
10.17*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.18†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.19†	Offer Letter to Michael Wallace	8-K	001-32358	10.1	3/27/2017
21	Subsidiaries of the Company					Filed
23	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	XBRL Instance Document**					Furnished
101.SCH	XBRL Taxonomy Extension Schema**					Furnished
101.CAL	XBRL Taxonomy Extension Calculation**					Furnished
101.DEF	XBRL Taxonomy Extension Definition**					Furnished
101.LAB	XBRL Taxonomy Extension Labels**					Furnished
101.PRE	XBRL Taxonomy Extension Presentation**					Furnished

* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.

**	The financial information contained in these XBRL documents is unaudited.

†	Denotes a management contract or compensatory plan or arrangement.

(1)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.