Form 10-Q
period 2018-03-31
Spok Holdings, Inc
filed 2018-04-26
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,874,406 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of April 20, 2018.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$101,302	$107,157
Accounts receivable, net	37,068	32,279
Prepaid expenses and other	7,789	5,752
Inventory	1,649	1,672
Total current assets	147,808	146,860
Non-current assets:
Property and equipment, net	12,622	13,399
Goodwill	133,031	133,031
Intangible assets, net	7,292	7,917
Deferred income tax assets	45,593	47,679
Other non-current assets	1,522	1,675
Total non-current assets	200,060	203,701
Total assets	$347,868	$350,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,049	$1,305
Accrued compensation and benefits	9,177	11,018
Accrued taxes	2,097	2,547
Deferred revenue	30,590	31,414
Other current liabilities	4,455	4,610
Total current liabilities	47,368	50,894
Non-current liabilities:
Deferred revenue	964	1,063
Other non-current liabilities	8,282	8,075
Total non-current liabilities	9,246	9,138
Total liabilities	56,614	60,032
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	98,233	99,819
Accumulated other comprehensive loss	(1,508)	(1,088)
Retained earnings	194,527	191,796
Total stockholders’ equity	291,254	290,529
Total liabilities and stockholders' equity	$347,868	$350,561

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2018	2017
Revenue:
Wireless	$24,269	$25,860
Software	18,845	15,584
Total revenue	43,114	41,444
Operating expenses:
Cost of revenue	7,712	7,036
Research and development	5,735	4,105
Service, rental and maintenance	7,750	8,066
Selling and marketing	6,490	5,922
General and administrative	11,964	11,710
Depreciation, amortization and accretion	2,713	3,223
Total operating expenses	42,364	40,062
Operating income	750	1,382
Interest income	283	122
Other expense	(47)	(30)
Income before income tax expense	986	1,474
Income tax expense	(475)	(620)
Net income	$511	$854
Basic and diluted net income per common share	$0.03	$0.04
Basic weighted average common shares outstanding	20,027,800	20,530,739
Diluted weighted average common shares outstanding	20,153,291	20,585,542
Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
	2018	2017
(Unaudited and in thousands)
Net income	$511	$854
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(256)	4
Other comprehensive (loss) income	(256)	4
Comprehensive income	$255	$858

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2018	2017
Cash flows provided by operating activities:
Net income	$511	$854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,713	3,223
Deferred income tax expense	475	279
Stock based compensation	1,234	955
Provision for doubtful accounts, service credits and other	628	223
Adjustment of non-cash transaction taxes	(53)	(122)
Changes in assets and liabilities:
Accounts receivable	(4,106)	(636)
Prepaid expenses, inventory, and other assets	(1,202)	(146)
Accounts payable, accrued liabilities and other	(2,412)	(2,477)
Deferred revenue	3,336	1,515
Net cash provided by operating activities	1,124	3,668
Cash flows used in investing activities:
Purchase of property and equipment, net of proceeds from disposals of property and equipment	(1,164)	(2,851)
Net cash used in investing activities	(1,164)	(2,851)
Cash flows used in financing activities:
Cash distributions to stockholders	(2,740)	(7,694)
Purchase of common stock for tax withholding on vested equity awards	(892)	—
Purchase of common stock (including commissions), net of proceeds from issuance of common stock	(1,927)	4
Net cash used in financing activities	(5,559)	(7,690)
Effect of exchange rate on cash	(256)	4
Net decrease in cash and cash equivalents	(5,855)	(6,869)
Cash and cash equivalents, beginning of period	107,157	125,816
Cash and cash equivalents, end of period	$101,302	$118,947
Supplemental disclosure:
Income taxes paid	$50	$180

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok", "we", "our" or the "Company") through its wholly-owned subsidiary Spok, Inc., is the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Many hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly-owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the unaudited Condensed Consolidated Financial Statements include all adjustments and accruals that are necessary for a fair presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature. As a result of the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and our application of the modified retrospective approach, prior period amounts have not been restated under ASC 606.
Amounts shown on the Condensed Consolidated Statement of Operations within the operating expense categories of Cost of Revenue; Research and Development; Service, Rental and Maintenance; Selling and Marketing; and General and Administrative are recorded exclusive of depreciation, amortization and accretion.
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2017, is unaudited. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2017.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). The Condensed Consolidated Statement of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the statement of financial position. In the first quarter of 2018, the Company reclassified ($1.5) million from additional paid-in capital to accumulated other comprehensive income. Corresponding reclassifications of ($1.1) million were made to the Condensed Consolidated Balance Sheets for the year ended December 31, 2017.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets; intangible assets subject to amortization and goodwill; accounts receivable allowances; revenue recognition; determining standalone selling price ("SSP") of performance obligations; variable consideration; depreciation expense; asset retirement obligations; severance and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2017 Annual Report, which describes key risks associated with our operations and industry.
NOTE 3 - RECENT AND PENDING ACCOUNTING STANDARDS
Recently Adopted
Revenue - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. As a result, our beginning retained earnings as of January 1, 2018 was $6.4 million greater than what was reported at December 31, 2017. This was due to a $4.2 million decrease in deferred revenue, a $0.2 million decrease in accumulated other comprehensive income related to translation adjustments, an increase in unbilled receivables of $1.3 million and an increase of $0.7 million in prepaid commissions that resulted from the adoption of ASC 606. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. For additional details refer to Note 4, "Significant Accounting Policies Update" and Note 5, "Revenues".
Pending Adoption
Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating with the classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations.
ASU No. 2016-02 will be effective beginning on January 1, 2019, including interim periods within that fiscal year, and early adoption is permitted at any time. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Condensed Consolidated Financial Statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated Financial Statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1 “Organization and Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting ASC 606 are discussed below.
Revenue Recognition - Adoption of ASC 606 “Revenue from Contracts with Customers”
The majority of our revenues are derived from short-term contracts related to the sale of wireless paging services and software solutions. Our arrangements exist primarily with customers in the healthcare market and to a lesser extent State and Federal governments, as well as large enterprise businesses.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the typical payment terms of our software contracts customers will normally pay a material amount of the contract price immediately upon execution of the contract. The remaining payments are required when product is delivered, when services begin and, to a lesser extent, when services are completed. Wireless services are generally billed as incurred on a monthly basis. Our contracts will generally result in billings in excess of revenue recognized, which we present as deferred revenues on the Condensed Consolidated Balance Sheets, primarily due to the receipt of payment in advance of product or services being provided. Amounts billed and due from our customers are classified as receivables on the Condensed Consolidated Balance Sheet. At times, we may have contracts which require us to perform work or provide products prior to billing which will generally result in revenue recognized in excess of billings. This excess is presented as unbilled receivables in the Notes to the Condensed Consolidated Balance Sheets. We generally do not have transactions that include a significant financing component (whether payments are made in advance or in arrears) as our contracts typically take less than 12 months to complete once started.
We account for a contract when: (1) both parties have approved the contract through mutually signed agreements but at times may be done through other methods such as purchase orders or master agreements; (2) the rights of the parties have been identified; (3) payment terms have been identified; (4) the contract has commercial substance; and (5) collectability of consideration is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract. In our evaluation, we consider criteria such as, but not limited to, whether: (1) the contracts are negotiated as a package with a single commercial objective; (2) the amount of consideration to be paid in one contract is dependent on the price or performance of another contract; and (3) some or all of the goods or services promised in the contracts are a single performance obligation. Should we consider contracts related, we would account for those contracts as if they were a single contract. Evaluating whether two or more contracts should be combined and accounted for as a single contract requires significant judgment. In the aggregate, a decision to combine a group of contracts could significantly impact the amount of revenue and profit recorded in a given period.
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Contracts which include wireless services are generally considered to be a single promise and therefore accounted for as a single performance obligation. Less commonly, however, we may promise to provide other distinct goods or services in conjunction with wireless services in which case we would account for the contract as having multiple performance obligations. Contracts which include goods or services related to our software solutions are generally sold with multiple promises and therefore will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services, hardware and maintenance, of which professional services and maintenance are generally considered a series of performance obligations.
More often than not, total consideration will equate to the stated value on the contract taking into consideration any period or term over which services are to be provided, if applicable. However, we could have contracts in which variable consideration is present. It is common for our contracts which include wireless services to contain customer penalties if rental pagers are not returned and fees for usage of services in excess of the contractually allotted amount for a given period. It is also common for our contracts that include professional services to include travel related costs. These are costs which we incur in the normal course of delivering professional services and are generally billable to the customer based on our incurred expenses. These elements of variable consideration are fully constrained when an agreement is initially executed and are generally not considered estimable until the penalties, fees or costs have been incurred or are otherwise known. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimating variable consideration requires significant judgment and our assessment includes all relevant information that is reasonably available to us including historical, current and forecasted information. We have elected to exclude from revenue, all amounts collected on behalf of third parties, and therefore, items such as sales and use tax are excluded from our calculation of the total transaction price.
If a contract is separated into more than one performance obligation we allocate the total transaction price to each performance obligation proportionately based on the estimated relative SSPs of the promised goods or services underlying each performance obligation. We rarely sell goods or services with readily observable standalone sales, however, if we do, the observable standalone sales are used to determine the SSP. In most cases, we must estimate the relative SSP which requires significant judgment and estimates. In instances where SSP is not directly observable we determine the SSP using information that may include contractually stated prices, market conditions, costs, renewal contracts, list prices and other observable inputs. A discount is present if the total transaction price is less than the sum of the estimated SSPs of the goods or services promised in the contract. Discounts are generally allocated proportionately based on the relative SSP of the identified performance obligations for a given contract.
Our wireless, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate to complete (“ETC”) for each contract. Our initial ETC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the ETC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a projects ETC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.
Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s Intellectual Property (“IP”) as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Assessing when transfer of control has occurred requires significant judgment. In most contracts transfer of control for software licenses occurs in a short period of time after a contract has been executed and licenses are made electronically available.
Contracts may be modified to account for changes in a project's scope or other customer requirements. Most of our contract modifications are for goods or services that are distinct from the existing contract or may or may not be distinct but are for services which relate to a series of performance obligations. In these instances, the contract modification would either be recognized as an entirely new and separate contract or the modification would be treated as if it were a termination of the existing contract and the creation of a new contract including all untransferred goods and services under the previous contract. Revenue would be recognized on a prospective basis and a cumulative catch-up would not be recognized.
Incremental costs of obtaining a contract and costs to fulfill a contract
Commissions Expense - Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, which we do not pay commensurate sales commissions on. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g. the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commissions expenses are classified as Selling and Marketing on the Condensed Consolidated Statement of Operations.
Shipping and Handling Costs - We incur shipping and handling costs to send and receive messaging devices and other equipment to/from our customers. Amounts billed to customers related to shipping and handling are classified as revenue and the Company’s shipping and handling costs are classified as cost of revenue on the Condensed Consolidated Statement of Operations. Costs and revenues are expensed and recognized as incurred, respectively.
Travel and Other Project Costs - We incur travel and other project-related costs as we deliver professional services to customers. Amounts billed to customers related to travel and other project costs are classified as software revenue and the Company’s travel and other project costs are classified as cost of revenue on the Condensed Consolidated Statement of Operations. Generally, these costs relate to performance obligations which are satisfied or partially satisfied, and therefore, costs are expensed and revenues are recognized as incurred, respectively.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Results under ASC 605 “Revenue Recognition”
The following table presents Financial Statement components impacted as a result of adopting ASC 606, stated under ASC 605 for comparative purposes:

	For the Three Months Ended March 31
	2018		2017
(Dollars in thousands)	ASC 606	ASC 605	ASC 605
Condensed Consolidated Statement of Operations
Revenues: Software	$18,845	$18,188	$15,584
Operating expenses: Selling and marketing	$6,490	$6,029	$5,922

Condensed Consolidated Statement of Comprehensive Income
Other comprehensive (loss) income, net of tax: foreign currency translation adjustments	$(256)	$(164)	$4

	March 31, 2018		December 31, 2017
(Dollars in thousands)	ASC 606	ASC 605	ASC 605
Condensed Consolidated Balance Sheets
Current assets: Accounts receivable, net	$37,068	$33,681	$32,279
Current assets: Prepaid expenses and other	$7,789	$7,553	$5,752
Current liabilities: Deferred revenue	$30,590	$33,233	$31,414
Non-current liabilities: Deferred revenue	$964	$1,080	$1,063
Stockholder equity: Accumulated other comprehensive loss	$(1,508)	$(1,296)	$(1,088)
Stockholder equity: Retained earnings	$194,527	$187,933	$191,796
NOTE 5 - REVENUES
Wireless Revenue
Wireless revenue consists of two primary components: Paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. In 2015 and 2016 we launched new and exclusive one-way (T5) and two-way (T52) alphanumeric pagers, respectively. Both pagers are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (See Item 1. “Business”, in the 2017 Annual Report for more details.)
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license revenues for our healthcare communications solutions, equipment revenues that facilitate the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is for ongoing support of our software solutions or related equipment (typically for one year).
Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s Intellectual Property (“IP”) as

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Our wireless, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017(1)
Wireless products and services	$24,269	$25,860
Subscription	420	543
Software licenses	3,956	1,171
Professional services	4,071	3,354
Hardware	1,024	973
Maintenance	9,374	9,543
Total revenue	$43,114	$41,444
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2018 and 2017. Revenue by geographic region consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017(1)
Revenue
United States	$41,935	$40,506
International	1,179	938
Total revenue	$43,114	$41,444
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
Deferred Revenues
Our deferred revenues represent payments made or due in advance of our performance. Deferred revenues were $31.6 million and $32.5 million at March 31, 2018 and December 31, 2017, respectively. The decrease in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by a $4.2 million reduction in deferred revenues resulting from the adoption of ASC 606 and $9.9 million of revenues recognized that were included in the deferred revenue balance at the beginning of the period, partially offset by payments due in advance of providing the related goods or services.
Remaining Performance Obligations
We have elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and for variable consideration which is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. The remaining backlog is immaterial to our Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Depreciation
Leasehold improvements	$68	$50
Asset retirement costs	(76)	(98)
Paging and computer equipment	1,855	2,044
Furniture, fixtures and vehicles	106	80
Total depreciation	1,953	2,076
Amortization	625	1,007
Accretion	135	140
Total depreciation, amortization and accretion expense	$2,713	$3,223
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.4 million and $1.1 million at March 31, 2018 and December 31, 2017, respectively. Accounts receivable, net includes $10.5 million and $7.3 million of unbilled receivables at March 31, 2018 and December 31, 2017, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms. The increase in unbilled receivables was primarily due to the adoption of ASC 606 and the acceleration of license revenue during the first quarter.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the date stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2018	December 31, 2017
Leasehold improvements	shorter of useful life or lease term	$4,135	$4,107
Asset retirement costs	1-5	3,243	3,228
Paging and computer equipment	1-5	102,221	103,520
Furniture, fixtures and vehicles	3-5	4,570	4,545
Total property and equipment		114,169	115,400
Accumulated depreciation		(101,547)	(102,001)
Total property and equipment, net		$12,622	$13,399
Other Current Liabilities
Other current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Accrued network costs, asset retirement obligations and other	$3,055	$2,173
Accrued outside services	1,400	2,437
Total other current liabilities	$4,455	$4,610

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Non-Current Liabilities
Other non-current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	March 31, 2018	December 31, 2017
Asset retirement obligations	$7,266	$7,174
Other	1,016	901
Total other non-current liabilities	$8,282	$8,075
NOTE 7 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at March 31, 2018 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years.
The net consolidated balance of intangible assets consisted of the following at March 31, 2018:

		March 31, 2018
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(17,710)	$7,292
Total amortizable intangible assets		$25,002	$(17,710)	$7,292
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining nine months ending December 31, 2018	$1,875
For the year ending December 31:
2019	2,500
2020	2,500
2021	417
Total amortizable intangible assets	$7,292
NOTE 8 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2018	$235	$7,174	$7,409
Accretion	(22)	157	135
Amounts paid	(13)	—	(13)
Increases	—	15	15
Reclassifications	80	(80)	—
Balance at March 31, 2018	$280	$7,266	$7,546
The balances above were included within other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheet, respectively, at March 31, 2018.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Increases other than accretion, reclassification and amounts paid primarily relate to changes in estimate of the underlying liability, specifically as it relates to updates in estimated costs to remove a transmitter and the estimated timing of removal. The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $9.0 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date.
Accretion expense was $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 9 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2018 and December 31, 2017, we had no stock options outstanding.
At March 31, 2018 and December 31, 2017, there were 19,956,847 and 20,135,514 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Changes in Stockholders' Equity
Changes in stockholders’ equity for the three months ended March 31, 2018 consisted of the following:

(Dollars in thousands)
Balance at January 1, 2018	$290,529
Adjustment to beginning balance resulting from adoption of ASC 606	6,258
Net income for the three months, ended March 31, 2018	511
Estimated tax impact resulting from adoption of ASC 606	(1,614)
Cash dividends declared	(2,589)
Common stock repurchase program	(1,927)
Amortization of stock based compensation	1,234
Repurchase of common stock for tax withholdings	(892)
Cumulative translation adjustment	(256)
Balance at March 31, 2018	$291,254
Dividends
The following table details our cash dividend payments made in 2018. Cash dividends paid as disclosed in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Payment(1)
				(Dollars in thousands)
February 28, 2018	March 16, 2018	March 30, 2018	$0.125	$2,589
	Total		$0.125	$2,589
(1) The total payment reflects the cash dividends paid in relation to common stock and vested restricted stock.
On April 25, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 25, 2018, and a payment date of June 22, 2018. This cash dividend of approximately $2.6 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
On February 28, 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2018 on the open market or in privately negotiated transactions. The following table presents information with respect to purchases made by the Company during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(Dollars in thousands)
Three Months Ended March 31, 2018	127,792	$15.04	127,792	$8,077
Total	127,792	$15.04	127,792
(1) Average price paid per share excludes commissions of approximately $5,112.
The above table excludes shares repurchased to settle employee tax withholding related to the vesting of equity awards.
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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2018	2017
Numerator:
Net income	$511	$854

Denominator:
Basic weighted average outstanding shares of common stock	20,027,800	20,530,739
Diluted weighted average outstanding shares of common stock	20,153,291	20,585,542
Basic and diluted net income per common share	$0.03	$0.04
Share-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that was subsequently approved by our stockholders on May 16, 2012. A total of 2,194,986 shares of common stock have been reserved for issuance under this plan. Awards under the 2012 Equity Plan may be in the form of stock options, common stock, restricted stock, RSUs, performance awards, dividend equivalents, deferred stock, deferred stock units, or stock appreciation rights. Restricted stock awards generally vest one year from the date of grant. Related dividends accumulate during the vesting period and are paid at the time of vesting. Contingent RSUs generally vest over a three year performance period upon successful completion of the performance objectives. Non-contingent RSUs generally vest in thirds, annually, over a three year period. Dividend equivalents rights generally accompany each RSU award and those rights accumulate and vest along with the underlying RSU.
The following table summarizes the activities under the 2012 Equity Incentive Award Plan ("2012 Equity Plan") from January 1, 2018 through March 31, 2018:

Activity
Total equity securities available at January 1, 2018	1,140,658
RSU and restricted stock awarded to eligible employees, net of forfeitures	(331,454)
Total equity securities available at March 31, 2018	809,204

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to outstanding RSUs and restricted stock for the three months ended March 31, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2018(1)	393,084	$18.54
Granted	334,035	16.47
Vested	—	—
Forfeited	(8,489)	17.72
Unvested at March 31, 2018(1)	718,630	$17.59
(1) Approximately 99,451 RSUs from the 2016 grant are not expected to vest based on the Company's current assessment of the related performance obligations.
Of the 718,630 unvested RSUs and restricted stock outstanding at March 31, 2018, 362,980 RSUs include contingent performance requirements for vesting purposes. At March 31, 2018, there was $7.1 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 2.04 years.
Employee Stock Purchase Plan. In 2016 our Board of Directors adopted the Spok Holdings, Inc. Employee Stock Purchase Plan ("ESPP") that was subsequently approved by our stockholders on July 25, 2016. A total of 250,000 shares of common stock have been reserved for issuance under this plan.
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
The Company uses the Black-Scholes model to calculate the fair value of the common stock to be purchased each offering period on their offer date. The Black-Scholes model requires the use of estimates for the expected term, the expected volatility of the underlying common stock over the expected term, the risk-free interest rate and the expected dividend payment.
No shares were purchased for the three months ended March 31, 2018 or during the corresponding period in 2017.
The following table summarizes the activities under the ESPP from January 1, 2018 through March 31, 2018:

Activity
Total ESPP equity securities available at January 1, 2018	228,279
Less: ESPP common stock purchased by eligible employees	—
Total ESPP securities available at March 31, 2018	228,279
Amounts withheld from participants will be classified an accrued compensation and benefit on the Condensed Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense
We record all stock-based awards, which consist of RSUs, restricted stock and the option to purchase common stock under the ESPP, at fair value as of the grant date. Stock based compensation expense is recognized based on a straight-line amortization basis over the respective service period. Forfeitures and withdrawals are accounted for as incurred.
The following table reflects the items for stock based compensation expense on the Condensed Consolidated Statement of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Performance-based RSUs	504	488
Time-based and restricted stock	713	452
ESPP	17	15
Total stock based compensation	1,234	955
In the fourth quarter of 2016 we determined that only 50% of the 2015 and 2016 performance grants made under the 2015 LTIP are expected to vest based on the related performance criteria and our assessment of the anticipated future performance applied to the performance criteria. As such, expenses listed in the table above reflect only the portion of grants and related expense that we anticipate will vest for those awards.
NOTE 10 - INCOME TAXES
Spok files a consolidated U.S. Federal income tax return and income tax returns in various state, local and foreign jurisdictions as required.
The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law on December 22, 2017. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts that were included in our 2017 Annual Report. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, changes in our stock price, foreign currency gains (losses), tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
For 2018, the anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 21% primarily due to the effect of state income taxes, research and development credits, permanent differences between book and taxable income and certain discrete items.
At March 31, 2018, we had total deferred income tax assets ("DTAs") of $45.6 million and no valuation allowance. This reflects a change from the December 31, 2017 balance of DTAs of $47.7 million and no valuation allowance. The change from December 31, 2017 to March 31, 2018 primarily reflects the tax impact related to the acceleration of revenues and adjustment to beginning retained earnings resulting from the adoption of ASC 606.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 - COMMITMENTS AND CONTINGENCIES
On February 1, 2018, we learned of a complaint filed naming us and our subsidiary, Spok, Inc., as defendants in GroupChatter, LLC v. Spok Holdings, Inc., et. al., Civ. A. No. 6:18-cv-00048, U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 7,969,959; 9,699,637; 9,615,239; and 9,294,888. We have settled this lawsuit for an immaterial amount and the complaint has been dismissed with prejudice.
Other than what is noted in the preceding paragraph, there have been no material changes during the three months ended March 31, 2018 to the commitments and contingencies previously reported in the 2017 Annual Report.
NOTE 12 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended March 31, 2018 and 2017, we incurred site rent expenses of $0.9 million and $1.0 million, respectively, from the entity on which the individual serves as a director. Site rent expenses are included in Service, Rental and Maintenance expenses on the Condensed Consolidated Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, “we,” “Spok,”, "our" or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statement of Operations (“MD&A”),” and “Risk Factors” in our 2017 Annual Report. Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2017 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the Statement of Operations and Financial Position of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2017 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
Spok, acting through its indirect wholly-owned operating subsidiary, Spok, Inc., delivers smart, reliable solutions to help protect the health, well-being and safety of people primarily in the United States. Organizations rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response.
Business
See Note 1 to our Unaudited Notes to Condensed Consolidated Financial Statements of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report") and "Item 1. Business" of Part I of the 2017 Annual Report, which describes our business in further detail.

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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement. For the three months ended March 31, 2018 and 2017, wireless revenue represented approximately 56.3% and software revenue represented approximately 43.7% of our consolidated revenue.
Refer to Note 5, "Revenues", for additional information on our wireless and software revenue streams.
Operating Expenses
Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management.These operating expenses are categorized as follows:

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

•
General and administrative. These are expenses associated with information technology and administrative functions, which includes finance and accounting, human resources and executive management. This classification consists primarily of payroll and related expenses, outside service expenses, taxes, licenses and permit expenses, and facility rent expenses.

Results of Operations
The following table is a summary of our Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Total	%
Revenue:
Wireless	$24,269	$25,860	$(1,591)	(6.2)%
Software	18,845	15,584	3,261	20.9%
Total revenue	43,114	41,444	1,670	4.0%
Operating expenses:
Cost of revenue	7,712	7,036	676	9.6%
Research and development	5,735	4,105	1,630	39.7%
Service, rental and maintenance	7,750	8,066	(316)	(3.9)%
Selling and marketing	6,490	5,922	568	9.6%
General and administrative	11,964	11,710	254	2.2%
Depreciation, amortization and accretion	2,713	3,223	(510)	(15.8)%
Total operating expenses	42,364	40,062	2,302	5.7%
Operating income	750	1,382	(632)	(45.7)%
Interest income	283	122	161	132.0%
Other expense	(47)	(30)	(17)	56.7%
Income before tax expense	986	1,474	(488)	(33.1)%
Income tax expense	(475)	(620)	145	(23.4)%
Net income	$511	$854	$(343)	(40.2)%

Supplemental Information
FTEs	599	599	—	—%
Active transmitters	3,996	4,092	(96)	(2.3)%

The following table is a summary of our Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017 adjusted to exclude the adoption of ASC 606

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018(1)	2017	Total	%
Revenue:
Wireless	$24,269	$25,860	$(1,591)	(6.2)%
Software	18,188	15,584	2,604	16.7%
Total revenue	42,457	41,444	1,013	2.4%
Operating expenses:
Cost of revenue	7,729	7,036	693	9.8%
Research and development	5,735	4,105	1,630	39.7%
Service, rental and maintenance	7,750	8,066	(316)	(3.9)%
Selling and marketing	6,029	5,922	107	1.8%
General and administrative	11,964	11,710	254	2.2%
Depreciation, amortization and accretion	2,713	3,223	(510)	(15.8)%
Total operating expenses	41,920	40,062	1,858	4.6%
Operating income	537	1,382	(845)	(61.1)%
Interest income	283	122	161	132.0%
Other expense	(36)	(30)	(6)	20.0%
Income before tax expense	784	1,474	(690)	(46.8)%
Income tax expense	(475)	(620)	145	(23.4)%
Net income	$309	$854	$(545)	(63.8)%

Supplemental Information
FTEs	599	599	—	—%
Active transmitters	3,996	4,092	(96)	(2.3)%
(1)Adjusted to exclude the adoption of ASC 606

Revenue
The table below details total revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Total	%
Revenue - wireless:
Paging revenue	$23,308	$24,972	$(1,664)	(6.7)%
Product and other revenue	961	888	73	8.2%
Total wireless revenue	24,269	25,860	(1,591)	(6.2)%

Revenue - software:
Subscription	$420	$543	$(123)	(22.7)%
License	3,956	1,171	2,785	237.8%
Services	4,071	3,354	717	21.4%
Equipment	1,024	973	51	5.2%
Operations revenue	9,471	6,041	3,430	56.8%
Maintenance revenue	9,374	9,543	(169)	(1.8)%
Total software revenue	18,845	15,584	3,261	20.9%
Total revenue	$43,114	$41,444	$1,670	4.0%
The decrease in wireless revenue for the three months ended March 31, 2018 compared to the same periods in 2017 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended March 31, 2018 and 2017 was $7.47 and $7.56, respectively, while total units in service were 1.0 million and 1.1 million, respectively. While demand for wireless services continues to decline it has done so at a slower rate for each of the periods presented. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of March 31,			Revenue for the Three Months Ended March 31,			Change Due To:
(in thousands)	2018	2017	Change	2018	2017	Change	ARPU	Units
Total	1,030	1,091	(61)	$23,308	$24,972	$(1,664)	$296	$1,368
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
The increase in operations revenue is primarily due to an increase in the size and value of projects being completed as well as the adoption of ASC 606 and the related acceleration of license revenues during the three months ended March 31, 2018 as compared to the same periods in 2017. The decrease in maintenance revenue is a result of the adoption of ASC 606 and primarily a reflection of fair value allocations. The maintenance revenue renewal rates for the three months ended March 31, 2018 and 2017 were in excess of 99% and reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions.

Supplemental Revenue Discussion - ASC 605 Analysis
The table below details total software revenue, adjusted to exclude the adoption of ASC 606, for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018(1)	2017	Total	%
Revenue - software
Subscription	$639	$543	$96	17.7%
License	1,887	1,171	$716	61.1%
Services	4,672	3,354	$1,318	39.3%
Equipment	991	973	18	1.8%
Operations revenue	8,189	6,041	2,148	35.6%
Maintenance revenue	9,999	9,543	456	4.8%
Total software revenue	$18,188	$15,584	$2,604	16.7%
(1) Adjusted to exclude the adoption of ASC 606
The increase in operations revenue primarily reflects an increase in the number of projects completed during the three months ended March 31, 2018 as compared to the same periods in 2017. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance revenue renewal rates for the three months ended March 31, 2018 and 2017 were in excess of 99%.
Operating Expenses
The following is a review of our operating expense categories for the three months ended March 31, 2018 and 2017.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Total	%
Payroll and related	$4,874	$4,490	$384	8.6%
Cost of sales	2,309	1,995	314	15.7%
Stock based compensation	55	58	(3)	(5.2)%
Other	474	493	(19)	(3.9)%
Total cost of revenue	$7,712	$7,036	$676	9.6%
FTEs	187	187	—	—%
Cost of revenue expense increased for the three months ended March 31, 2018 compared to March 31, 2017 primarily due to an increase in benefits and compensation as well as an increase in costs of sales related to the increase in revenue.

Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Total	%
Payroll and related	$4,002	$3,405	$597	17.5%
Outside services	1,513	516	997	193.2%
Stock based compensation	71	55	16	29.1%
Other	149	129	20	15.5%
Total research and development	$5,735	$4,105	$1,630	39.7%
FTEs	110	102	8	7.8%
Research and development expense increased for the three months ended December 31, 2018 compared to March 31, 2017 as a result of our anticipated increases in payroll and outside service related costs as we continue to focus on the development efforts of our software solutions. We intend to continue these these efforts based on their importance to our continued success. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions, and 4) alerting. The Company plans to continue to increase its staffing and the use of outside services to develop its integrated communications solution portfolio. This increase in staffing will substantially impact margins and our cash flow from operations as the benefits from this development effort will not immediately be realized for at least two years. Based on this emphasis we expect the number of FTEs to increase in this area, impacting future payroll and related expenses.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Total	%
Payroll and related	$2,693	$2,665	$28	1.1%
Site rent	3,496	3,620	(124)	(3.4)%
Telecommunications	898	1,081	(183)	(16.9)%
Stock based compensation	24	20	4	20.0%
Other	639	680	(41)	(6.0)%
Total service, rental and maintenance	$7,750	$8,066	$(316)	(3.9)%
FTEs	92	96	(4)	(4.2)%
Service, rental and maintenance expense decreased for the three months ended March 31, 2018 compared to March 31, 2017 primarily due to the reduction in site rent and telecommunications. The number of active transmitters declined 2.3% from March 31, 2018 compared to March 31, 2017. The number of active transmitters directly relates to the amount of site rent and telecommunications expenses we incur. Site rent and telecommunications expenses are expected to continue to decrease as part of our efforts to rationalize and consolidate our networks for the foreseeable future.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Total	%
Payroll and related	$3,294	$3,071	$223	7.3%
Commissions	1,774	1,202	572	47.6%
Stock based compensation	135	101	34	33.7%
Other	1,287	1,548	(261)	(16.9)%
Total selling and marketing	$6,490	$5,922	$568	9.6%
FTEs	99	99	—	—%
Selling and marketing expenses increased for the three months ended March 31, 2018 compared to March 31, 2017 primarily due to the increase in commissions expenses. The increase in commissions expenses primarily relates to the adoption of ASC 606 and the acceleration of license revenues which resulted in an acceleration of commissions expenses.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	Total	%
Payroll and related	$4,416	$4,439	$(23)	(0.5)%
Stock based compensation	949	722	227	31.4%
Bad debt	528	94	434	461.7%
Facility rent and costs	1,941	1,838	103	5.6%
Outside services	2,122	2,627	(505)	(19.2)%
Taxes, licenses and permits	1,080	989	91	9.2%
Other	928	1,001	(73)	(7.3)%
Total general and administrative	$11,964	$11,710	$254	2.2%
FTEs	111	115	(4)	(3.5)%
General and administrative expenses increased for the three months ended March 31, 2018 compared to March 31, 2017 primarily due to an increase in stock based compensation, bad debt and other various immaterial costs partially offset by the decrease in outside services. The increase in stock based compensation is largely related to additional grants made during the three months ended March 31, 2018. The increase in bad debt is related to a change in methodology for estimates of allowance for doubtful accounts. The decrease in outside services was largely due to timing of related expenses. We anticipate these costs will be incurred in future periods of 2018.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.7 million for the three months ended March 31, 2018 compared to $3.2 million for the same period in 2017. (For additional details regarding depreciation, amortization and accretion expenses refer to Note 6, "Consolidated Financial Statement Components".) The decrease of $0.5 million in depreciation, amortization and accretion expenses for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to $0.7 million of various intangible and paging assets fully depreciated in 2017, partially offset by an increase of $0.2 million in other depreciation expenses.
Income Tax Expense. Income tax expense decreased $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017 . The change in the income tax expense primarily relates to the change in the federal statutory rate from 35% to 21% as a result of the 2017 Tax Act partially offset by certain discrete items. Further details can be found in Note 10, "Income Taxes".

Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2018, we had cash and cash equivalents of $101.3 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
We intend to use our cash on hand to provide working capital, to support operations to invest in our business, and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to increase substantially our investment in developing our integrated communications platform over the next one or two years commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period and possibly longer until revenues from our Spok Care Connect platform begin to be realized.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2018, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$1,124	$3,668	$(2,544)
Net cash used in investing activities	(1,164)	(2,851)	1,687
Net cash used in financing activities	(5,559)	(7,690)	2,131
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $2.5 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease of $2.5 million is related to a decrease in net income of $0.3 million (decrease in cash flow), a decrease of $0.5 million in depreciation, amortization and accretion expenses (decrease in cash flow), partially offset by an increase in other non-cash items of $0.4 million (increase in cash flow), an increase in deferred income tax expense of $0.2 million (increase in cash flow) and an increase in stock based compensation of $0.3 million (increase in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a net $4.6 million greater decrease to assets (decrease in cash flow), partially offset by a $1.8 million greater increase in deferred revenue (increase in cash flow) and a $0.1 million smaller decrease in accounts payable, accrued liabilities and other (increase in cash flow) .
Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $1.7 million for the three months ended March 31, 2018 compared to the same period in 2017 due primarily to costs associated with the Company's business expansion related to research and development during the three months ended March 31, 2017.
Net Cash Used in Financing Activities. Net cash used in financing activities decreased by $2.1 million for the three months ended March 31, 2018 compared to the same period in 2017 due primarily to a greater dividend payment of $5.3 million during the three months ended

March 31, 2017 ( $5.1 million of the difference related to a special dividend payment) partially offset by $1.9 million in common stock repurchases and $0.9 million in common stock repurchases for tax withholdings during the three months ended March 31, 2018.
Future Cash Dividends to Stockholders. On April 25, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 25, 2018, and a payment date of June 22, 2018. This cash dividend of approximately $2.6 million will be paid from available cash on hand.
Common Stock Repurchase Program. On February 28, 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2018 on the open market or in privately negotiated transactions. For additional details regarding the common stock repurchase program refer to Note 9, "Stockholders' Equity".
Other. For 2018, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases was $4.4 million for the three months ended March 31, 2018 and 2017.
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
Commitments and Contingencies. See Note 11 to our Unaudited Notes to Condensed Consolidated Financial Statement in Part I of this Quarterly Report for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 12 to our Unaudited Notes to Condensed Consolidated Financial Statement in Part I of this Quarterly Report for a discussion regarding our related party transactions.
Critical Accounting Policies and Estimates
The preceding discussion and analysis of financial condition and Statement of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the 2017 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 4 "Significant Accounting Policies Update".

Non-GAAP Financial Measures
We use non-GAAP financial measures as key elements in determining performance for purposes of incentive compensation for our annual 2018 Short-Term Incentive Plan ("STIP") and the performance periods for our LTIPs. The non-GAAP financial measures include; (1) adjusted operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment plus severance (the Company defines EBITDA as operating income plus depreciation, amortization and accretion, each determined in accordance with GAAP; purchases of property and equipment and severance are also determined in accordance with GAAP); and (2) the total of adjusted operating expenses and capital expenses. Adjusted operating expenses are defined as operating expenses less depreciation, amortization and accretion less severance less stock based compensation. Capital expenses are defined as the purchase of property and equipment.
For purposes of the LTIP performance period for 2016-2018, adjusted OCF was as follows for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net income	$511	$854
Plus: Income tax expense	475	620
Plus: Other expense	47	30
Less: Interest income	(283)	(122)
Operating income	750	1,382
Plus: Depreciation, amortization and accretion	2,713	3,223
EBITDA (as defined by the Company)	3,463	4,605
Less: Purchases of property and equipment	(1,164)	(2,851)
Plus: Severance	(243)	—
Adjusted OCF (as defined by the Company)	$2,056	$1,754
For purposes of the 2018 STIP and the LTIP performance period for 2017-2019 and 2018-2020, adjusted operating and capital expenses were as follows for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Operating expenses	$42,364	$40,062
Less: Depreciation, amortization and accretion	(2,713)	(3,223)
Less: Severance	243	—
Less: Stock based compensation	(1,234)	(955)
Adjusted operating expenses (as defined by the Company)	38,660	35,884
Plus: Purchases of property and equipment	1,164	2,851
Adjusted operating and capital expenses (as defined by the Company)	$39,824	$38,735
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2018, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial results or Statement of Operations.
On February 1, 2018, we learned of a complaint filed naming us and our subsidiary, Spok, Inc., as defendants in GroupChatter, LLC v. Spok Holdings, Inc., et. al., Civ. A. No. 6:18-cv-00048, U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Nos. 7,969,959; 9,699,637; 9,615,239; and 9,294,888. We have settled this lawsuit for an immaterial amount and the complaint has been dismissed with prejudice.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2017 Annual Report have not materially changed during the quarter ended March 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND THE USE OF PROCEEDS
The following table presents information with respect to purchases made by the Company during the three months ended March 31, 2018:

Period		Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
					(Dollars in thousands)
January 1 to 31, 2018		—	—	—	$—
February 1 to 28, 2018		—	—	—	10,000
March 1 to 31, 2018	127,792,000	127,792	$15.04	127,792	8,077
Total		127,792	$15.04	127,792
(1) Average price paid per share excludes commissions of approximately $5,112.
For additional details regarding purchases made by the Company refer to Note 9, "Stockholders' Equity". The above table excludes shares repurchased to settle employee tax withholding related to the vesting of equity awards.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 26, 2018					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 26, 2018					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 26, 2018					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 26, 2018					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: April 26, 2018	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)