Form 10-Q
period 2018-06-30
Spok Holdings, Inc
filed 2018-07-26
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,458,125 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of July 20, 2018.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$94,068	$107,157
Accounts receivable, net	35,574	32,279
Prepaid expenses and other	7,050	5,752
Inventory	1,505	1,672
Total current assets	138,197	146,860
Non-current assets:
Property and equipment, net	13,035	13,399
Goodwill	133,031	133,031
Intangible assets, net	6,667	7,917
Deferred income tax assets	46,344	47,679
Other non-current assets	1,431	1,675
Total non-current assets	200,508	203,701
Total assets	$338,705	$350,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$310	$1,305
Accrued compensation and benefits	9,261	11,018
Accrued taxes	2,055	2,547
Deferred revenue	32,449	31,414
Other current liabilities	4,010	4,610
Total current liabilities	48,085	50,894
Non-current liabilities:
Deferred revenue	961	1,063
Other non-current liabilities	8,393	8,075
Total non-current liabilities	9,354	9,138
Total liabilities	57,439	60,032
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	92,102	99,819
Accumulated other comprehensive loss	(1,850)	(1,088)
Retained earnings	191,012	191,796
Total stockholders’ equity	281,266	290,529
Total liabilities and stockholders' equity	$338,705	$350,561

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2018	2017	2018	2017
Revenue:
Wireless	$23,658	$25,639	$47,927	$51,499
Software	16,970	16,686	35,815	32,270
Total revenue	40,628	42,325	83,742	83,769
Operating expenses:
Cost of revenue	7,400	7,190	15,133	14,226
Research and development	6,177	4,662	11,912	8,767
Service, rental and maintenance	7,698	7,944	15,448	16,010
Selling and marketing	6,093	5,329	12,562	11,251
General and administrative	12,741	11,939	24,704	23,649
Depreciation, amortization and accretion	2,669	2,851	5,382	6,074
Total operating expenses	42,778	39,915	85,141	79,977
Operating (loss) income	(2,150)	2,410	(1,399)	3,792
Interest income	342	154	625	276
Other income	102	89	54	58
(Loss) income before income taxes	(1,706)	2,653	(720)	4,126
Benefit from (provision for) income taxes	730	(1,155)	255	(1,774)
Net (loss) income	$(976)	$1,498	$(465)	$2,352
Basic net (loss) income per common share	$(0.05)	$0.07	$(0.02)	$0.12
Diluted net (loss) income per common share	$(0.05)	$0.07	$(0.02)	$0.11
Basic weighted average common shares outstanding	19,750,941	20,353,801	19,888,606	20,441,781
Diluted weighted average common shares outstanding	19,750,941	20,366,102	19,888,606	20,508,473
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
(Unaudited and in thousands)
Net (loss) income	$(976)	$1,498	$(465)	$2,352
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(342)	82	(598)	86
Other comprehensive (loss) income	(342)	82	(598)	86
Comprehensive (loss) income	$(1,318)	$1,580	$(1,063)	$2,438

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2018	2017
Cash flows provided by operating activities:
Net (loss) income	$(465)	$2,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,382	6,074
Deferred income tax (benefit) expense	(472)	1,069
Stock based compensation	2,501	1,953
Provision for doubtful accounts, service credits and other	1,016	458
Adjustment of non-cash transaction taxes	(104)	(700)
Changes in assets and liabilities:
Accounts receivable	(2,986)	(1,242)
Prepaid expenses, inventory, and other assets	(277)	(2,684)
Accounts payable, accrued liabilities and other	(3,394)	(3,261)
Deferred revenue	5,191	2,561
Net cash provided by operating activities	6,392	6,580
Cash flows used in investing activities:
Purchase of property and equipment	(3,464)	(5,198)
Net cash used in investing activities	(3,464)	(5,198)
Cash flows used in financing activities:
Cash distributions to stockholders	(5,201)	(10,239)
Purchase of common stock for tax withholding on vested equity awards	(894)	—
Purchase of common stock (including commissions)	(9,467)	(10,024)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	143	130
Net cash used in financing activities	(15,419)	(20,133)
Effect of exchange rate on cash	(598)	86
Net decrease in cash and cash equivalents	(13,089)	(18,665)
Cash and cash equivalents, beginning of period	107,157	125,816
Cash and cash equivalents, end of period	$94,068	$107,151
Supplemental disclosure:
Income taxes paid	$457	$1,964

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok," "we," "our" or the "Company") through its wholly-owned subsidiary Spok, Inc., is the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Many hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
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
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2017 Annual Report, which describe key risks associated with our operations and industry.
NOTE 3 - RECENT AND PENDING ACCOUNTING STANDARDS
Recently Adopted
Revenue - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. As a result, our beginning retained earnings as of January 1, 2018 was $6.4 million greater than what was reported at December 31, 2017. This was due to a $4.2 million decrease in deferred revenue, a $0.2 million decrease in accumulated other comprehensive income related to translation adjustments, an increase in unbilled receivables of $1.3 million and an increase of $0.7 million in deferred commissions that resulted from the adoption of ASC 606. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. For additional details refer to Note 4, "Significant Accounting Policies Update" and Note 5, "Revenues."
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
ASU No. 2016-02 will be effective beginning on January 1, 2019, including interim periods within that fiscal year, and while early adoption is permitted, we have elected not to early adopt. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the Condensed Consolidated Financial Statements, with certain practical expedients available. While we are still evaluating the impact of the potential new standard on our consolidated Financial Statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material. We do not anticipate a material change in how our lease expense is recognized in future Consolidated Statements of Operations as a result of the adoption of ASU No. 2016-02.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the typical payment terms of our software contracts customers will normally pay a material amount of the contract price immediately upon execution of the contract. The remaining payments are required when product is delivered, when services begin and, to a lesser extent, when services are completed. Wireless services are generally billed as incurred on a monthly basis. Our contracts will generally result in billings in excess of revenue recognized, which we present as deferred revenues on the Condensed Consolidated Balance Sheets, primarily due to the receipt of payment in advance of product or services being provided. Amounts billed and due from our customers are classified as receivables on the Condensed Consolidated Balance Sheets. At times, we may have contracts which require us to perform work or provide products prior to billing which will generally result in revenue recognized in excess of billings. This excess is presented as unbilled receivables in the Notes to the Condensed Consolidated Balance Sheets. We generally do not have transactions that include a significant financing component (whether payments are made in advance or in arrears) as our contracts typically take less than 12 months to complete once started. We would not adjust the total consideration for the effects of a significant financing component if we anticipate, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s Intellectual Property (“IP”) as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Assessing when transfer of control has occurred requires significant judgment. In most contracts transfer of control for software licenses occurs in a short period of time after a contract has been executed and licenses are made electronically available.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Results under ASC 605 “Revenue Recognition”
The following table presents Financial Statement components impacted as a result of adopting ASC 606, stated under ASC 605 for comparative purposes:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018		2017	2018		2017
(Dollars in thousands)	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Condensed Consolidated Statement of Operations
Revenues: Software	$16,970	$18,136	$16,686	$35,815	$36,324	$32,270
Operating expenses: Selling and marketing	$6,093	$6,198	$5,329	$12,562	$12,228	$11,251

Condensed Consolidated Statement of Comprehensive Income
Other comprehensive (loss) income, net of tax: foreign currency translation adjustments	$(342)	$(308)	$82	$(598)	$(472)	$86

	June 30, 2018		December 31, 2017
(Dollars in thousands)	ASC 606	ASC 605	ASC 605
Condensed Consolidated Balance Sheets
Current assets: Accounts receivable, net	$35,574	$33,010	$32,279
Current assets: Prepaid expenses and other	$7,050	$6,710	$5,752
Current liabilities: Deferred revenue	$32,449	$34,667	$31,414
Non-current liabilities: Deferred revenue	$961	$1,176	$1,063
Stockholder equity: Accumulated other comprehensive loss	$(1,850)	$(1,604)	$(1,088)
Stockholder equity: Retained earnings	$191,012	$185,429	$191,796
NOTE 5 - REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: Paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. In 2015 and 2016 we launched new and exclusive one-way (T5) and two-way (T52) alphanumeric pagers, respectively. Both pagers are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (See Item 1. “Business,” in the 2017 Annual Report for more details.)
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s IP as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Our wireless, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Three months ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017(1)	2018	2017(1)
Wireless products and services	$23,658	$25,639	$47,927	$51,499
Subscription	441	623	861	1,167
Software licenses	1,552	1,641	5,508	2,812
Professional services	4,363	3,650	8,433	7,003
Hardware	1,107	1,127	2,132	2,100
Maintenance	9,507	9,645	18,881	19,188
Total revenue	$40,628	$42,325	$83,742	$83,769
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and six ended June 30, 2018 and 2017 Revenue by geographic region consisted of the following for the periods stated:

	For the Three months ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017(1)	2018	2017(1)
Revenue
United States	$39,109	$40,869	$81,044	$81,374
International	1,519	1,456	2,698	2,395
Total revenue	$40,628	$42,325	$83,742	$83,769
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the six months ended June 30, 2018 are as follows:

(Dollars in thousands)	December 31, 2017	Additions	Revenue Recognized(1)	June 30, 2018
Deferred Revenue	$32,477	$30,976	$(30,043)	$33,410
(1)Includes $4.2 million which went to retained earnings and was not recognized as revenue resulting from the adoption of ASC 606.
During the six months ended June 30, 2018, the Company recognized $16.5 million related to amounts deferred as of December 31, 2017.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Commissions
Our deferred commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation with obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total deferred commissions during the six months ended June 30, 2018 are as follows:

(Dollars in thousands)	December 31, 2017	Additions(1)	Commissions Recognized	June 30, 2018
Deferred Commissions	$1,676	$3,647	$(3,168)	$2,155
(1)Includes $0.7 million in previously recognized commissions expense which was removed from retained earnings and included in deferred commissions resulting from the adoption of ASC 606.
Deferred commissions are included within prepaid assets on the Condensed Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Condensed Consolidated Statement of Operations.

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
NOTE 6 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Depreciation
Leasehold improvements	$67	$75	$135	$125
Asset retirement costs	(76)	(97)	(152)	(195)
Paging and computer equipment	1,815	2,028	3,670	4,087
Furniture, fixtures and vehicles	103	76	209	141
Total depreciation	1,909	2,082	3,862	4,158
Amortization	625	629	1,250	1,636
Accretion	135	140	270	280
Total depreciation, amortization and accretion expense	$2,669	$2,851	$5,382	$6,074
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.5 million and $1.1 million at June 30, 2018 and December 31, 2017, respectively. Accounts receivable, net includes $10.1 million and $7.3 million of unbilled receivables at June 30, 2018 and December 31, 2017, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms. The increase in unbilled receivables was primarily due to the adoption of ASC 606 and the acceleration of license revenue for the six months ended June 30, 2018 .

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the date stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2018	December 31, 2017
Leasehold improvements	shorter of useful life or lease term	$4,135	$4,107
Asset retirement costs	1-5	3,267	3,228
Paging and computer equipment	1-5	101,526	103,520
Furniture, fixtures and vehicles	3-5	5,345	4,545
Total property and equipment		114,273	115,400
Accumulated depreciation		(101,238)	(102,001)
Total property and equipment, net		$13,035	$13,399
Other Current Liabilities
Other current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Accrued network costs, asset retirement obligations and other	$2,496	$2,173
Accrued outside services	1,514	2,437
Total other current liabilities	$4,010	$4,610
Other Non-Current Liabilities
Other non-current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	June 30, 2018	December 31, 2017
Asset retirement obligations	$7,351	$7,174
Other	1,042	901
Total other non-current liabilities	$8,393	$8,075
NOTE 7 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at June 30, 2018 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years.
The net consolidated balance of intangible assets consisted of the following at June 30, 2018:

		June 30, 2018
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(18,335)	$6,667
Total amortizable intangible assets		$25,002	$(18,335)	$6,667

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining six months ending December 31, 2018	$1,250
For the year ending December 31:
2019	2,500
2020	2,500
2021	417
Total amortizable intangible assets	$6,667
NOTE 8 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2018	$235	$7,174	$7,409
Accretion	(45)	315	270
Amounts paid	(83)	—	(83)
Increases	—	39	39
Reclassifications	177	(177)	—
Balance at June 30, 2018	$284	$7,351	$7,635
The balances above were included within other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheet, respectively, at June 30, 2018.
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
Accretion expense was $0.3 million for the six months ended June 30, 2018 and 2017. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 9 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At June 30, 2018 and December 31, 2017, we had no stock options outstanding.
At June 30, 2018 and December 31, 2017, there were 19,472,249 and 20,135,514 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders' Equity
Changes in stockholders’ equity for the six months ended June 30, 2018 consisted of the following:

(Dollars in thousands)
Balance at January 1, 2018	$290,529
Adjustment to beginning balance resulting from adoption of ASC 606	6,258
Net loss for the six months, ended June 30, 2018	(465)
Estimated tax impact resulting from adoption of ASC 606	(1,614)
Cash dividends declared	(5,127)
Common stock repurchase program	(9,467)
Amortization of stock based compensation	2,501
Repurchase of common stock for tax withholdings	(894)
Cumulative translation adjustment	(598)
Issuance of common stock under the Employee Stock Purchase Plan	143
Balance at June 30, 2018	$281,266
Dividends
The following table details our cash dividends declared in 2018. Cash dividends paid as disclosed in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)
				(Dollars in thousands)
February 28, 2018	March 16, 2018	March 30, 2018	$0.125	$2,589
April 25, 2018	May 25, 2018	June 22, 2018	0.125	2,538
	Total		$0.250	$5,127
(1) The total declared reflects the cash dividends declared in relation to common stock and unvested RSUs.
On July 25, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 17, 2018, and a payment date of September 10, 2018. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 28, 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2018 on the open market or in privately negotiated transactions. The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(Dollars in thousands)
Three Months Ended March 31, 2018	127,792	$15.04	127,792	$8,077
Three Months Ended June 30, 2018	501,782	14.99	501,782	$558
Total	629,574	$15.00	629,574
(1) Average price paid per share excludes commissions of approximately $25,183.
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
The components of basic and diluted net (loss) income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2018	2017	2018	2017
Numerator:
Net (loss) income	$(976)	$1,498	$(465)	$2,352

Denominator:
Basic weighted average outstanding shares of common stock	19,750,941	20,353,801	19,888,606	20,441,781
Diluted weighted average outstanding shares of common stock	19,750,941	20,366,102	19,888,606	20,508,473
Basic net (loss) income per common share	$(0.05)	$0.07	$(0.02)	$0.12
Diluted net (loss) income per common share	$(0.05)	$0.07	$(0.02)	$0.11

For the three and six months ended June 30, 2018 and 2017 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Restricted stock units	$77,190	$—	$145,526	$—
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
The following table summarizes the activities under the 2012 Equity Incentive Award Plan ("2012 Equity Plan") from January 1, 2018 through June 30, 2018:

Activity
Total equity securities available at January 1, 2018	1,140,658
RSU and restricted stock awarded to eligible employees, net of forfeitures	(337,640)
Total equity securities available at June 30, 2018	803,018

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to outstanding RSUs and restricted stock for the six months ended June 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2018(1)	393,084	$18.54
Granted	334,035	16.47
Vested	—	—
Forfeited	(8,489)	17.72
Unvested at June 30, 2018(1)	718,630	$17.59
(1) Approximately 99,451 RSUs from the 2016 grant are not expected to vest based on the Company's current assessment of the related performance obligations.
Of the 718,630 unvested RSUs and restricted stock outstanding at June 30, 2018, 362,974 RSUs include contingent performance requirements for vesting purposes. At June 30, 2018, there was $5.9 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.86 years.
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
For the three and six months ended June 30, 2018 and 2017, 11,581 and 8,983 shares of the Company's common stock were purchased, respectively, for a total cost of $0.1 million.
The following table summarizes the activities under the ESPP from January 1, 2018 through June 30, 2018:

Activity
Total ESPP equity securities available at January 1, 2018	228,279
ESPP common stock purchased by eligible employees	(11,581)
Total ESPP securities available at June 30, 2018	216,698
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
The following table reflects the items for stock based compensation expense on the Condensed Consolidated Statement of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Performance-based RSUs	$526	$508	$1,030	$998
Time-based and restricted stock	724	475	1,437	744
ESPP	17	15	34	211
Total stock based compensation	$1,267	$998	$2,501	$1,953
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
The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law on December 22, 2017. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts that were included in our 2017 Annual Report. Provisional amounts particularly include calculation of earnings and profits in foreign jurisdictions. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.
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
At June 30, 2018, we had total deferred income tax assets ("DTAs") of $46.3 million and no valuation allowance. This reflects a decrease of $1.4 million from the December 31, 2017 balance of DTAs of $47.7 million and no valuation allowance. The change from December 31, 2017 to June 30, 2018 primarily reflects the tax impact related to the acceleration of revenues and adjustment to beginning retained earnings resulting from the adoption of ASC 606 partially offset by assets created from estimated net operating losses incurred during the six months months ended June 30, 2018.
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
NOTE 11 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2018 to the commitments and contingencies previously reported in the 2017 Annual Report and and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended June 30, 2018 and 2017, we incurred site rent expenses of $0.9 million and $1.0 million, respectively, and for the six months ended June 30, 2018 and 2017, we incurred site rent expenses of $1.8 million and $2.0 million, respectively, from the entity on which the individual serves as a director. Site rent expenses are included in Service, Rental and Maintenance expenses on the Condensed Consolidated Statement of Operations.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, “we,” “Spok,” "our" or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
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

Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement. For the six months ended June 30, 2018 wireless revenue represented approximately 57.2% and software revenue represented approximately 42.8% of our consolidated revenue.
Refer to Note 5, "Revenues," for additional information on our wireless and software revenue streams.
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

Results of Operations
The following table is a summary of our Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2018 and 2017

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Revenue:
Wireless	$23,658	$25,639	$(1,981)	(7.7)%	$47,927	$51,499	$(3,572)	(6.9)%
Software	16,970	16,686	284	1.7%	35,815	32,270	3,545	11.0%
Total revenue	40,628	42,325	(1,697)	(4.0)%	83,742	83,769	(27)	—%
Operating expenses:
Cost of revenue	7,400	7,190	210	2.9%	15,133	14,226	907	6.4%
Research and development	6,177	4,662	1,515	32.5%	11,912	8,767	3,145	35.9%
Service, rental and maintenance	7,698	7,944	(246)	(3.1)%	15,448	16,010	(562)	(3.5)%
Selling and marketing	6,093	5,329	764	14.3%	12,562	11,251	1,311	11.7%
General and administrative	12,741	11,939	802	6.7%	24,704	23,649	1,055	4.5%
Depreciation, amortization and accretion	2,669	2,851	(182)	(6.4)%	5,382	6,074	(692)	(11.4)%
Total operating expenses	42,778	39,915	2,863	7.2%	85,141	79,977	5,164	6.5%
Operating (loss) income	(2,150)	2,410	(4,560)	(189.2)%	(1,399)	3,792	(5,191)	(136.9)%
Interest income	342	154	188	122.1%	625	276	349	126.4%
Other income	102	89	13	14.6%	54	58	(4)	(6.9)%
(Loss) income before income taxes	(1,706)	2,653	(4,359)	(164.3)%	(720)	4,126	(4,846)	(117.5)%
Benefit from (provision for) income taxes	730	(1,155)	1,885	(163.2)%	255	(1,774)	2,029	(114.4)%
Net (loss) income	$(976)	$1,498	$(2,474)	(165.2)%	$(465)	$2,352	$(2,817)	(119.8)%

Supplemental Information
FTEs	607	604	3	0.5%	607	604	3	0.5%
Active transmitters	3,961	4,073	(112)	(2.7)%	3,961	4,073	(112)	(2.7)%

The following table is a summary of our Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2018 and 2017 adjusted to exclude the adoption of ASC 606

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018(1)	2017	Total	%	2018(1)	2017	Total	%
Revenue:
Wireless	$23,658	$25,639	$(1,981)	(7.7)%	$47,927	$51,499	$(3,572)	(6.9)%
Software	18,136	16,686	1,450	8.7%	36,324	32,270	4,054	12.6%
Total revenue	41,794	42,325	(531)	(1.3)%	84,251	83,769	482	0.6%
Operating expenses:
Cost of revenue	7,399	7,190	209	2.9%	15,128	14,226	902	6.3%
Research and development	6,177	4,662	1,515	32.5%	11,912	8,767	3,145	35.9%
Service, rental and maintenance	7,698	7,944	(246)	(3.1)%	15,448	16,010	(562)	(3.5)%
Selling and marketing	6,198	5,329	869	16.3%	12,228	11,251	977	8.7%
General and administrative	12,763	11,939	824	6.9%	24,704	23,649	1,055	4.5%
Depreciation, amortization and accretion	2,669	2,851	(182)	(6.4)%	5,382	6,074	(692)	(11.4)%
Total operating expenses	42,904	39,915	2,989	7.5%	84,802	79,977	4,825	6.0%
Operating (loss) income	(1,110)	2,410	(3,520)	(146.1)%	(551)	3,792	(4,343)	(114.5)%
Interest income	342	154	188	122.1%	625	276	349	126.4%
Other income	74	89	(15)	(16.9)%	39	58	(19)	(32.8)%
(Loss) income before income taxes	(694)	2,653	(3,347)	(126.2)%	113	4,126	(4,013)	(97.3)%
Benefit from (provision for) income taxes	730	(1,155)	1,885	(163.2)%	255	(1,774)	2,029	(114.4)%
Net income	$36	$1,498	$(1,462)	(97.6)%	$368	$2,352	$(1,984)	(84.4)%

Supplemental Information
FTEs	607	604	3	0.5%	607	604	3	0.5%
Active transmitters	3,961	4,073	(112)	(2.7)%	3,961	4,073	(112)	(2.7)%
(1)Adjusted to exclude the adoption of ASC 606

Revenue
The table below details total revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Revenue - wireless:
Paging revenue	$22,824	$24,572	$(1,748)	(7.1)%	$46,132	$49,544	$(3,412)	(6.9)%
Product and other revenue	834	1,067	(233)	(21.8)%	1,795	1,955	(160)	(8.2)%
Total wireless revenue	23,658	25,639	(1,981)	(7.7)%	47,927	51,499	(3,572)	(6.9)%

Revenue - software:
Subscription	$441	$623	$(182)	(29.2)%	$861	$1,167	$(306)	(26.2)%
License	1,552	1,641	(89)	(5.4)%	5,508	2,812	2,696	95.9%
Services	4,363	3,650	713	19.5%	8,433	7,003	1,430	20.4%
Equipment	1,107	1,127	(20)	(1.8)%	2,132	2,100	32	1.5%
Operations revenue	7,463	7,041	422	6.0%	16,934	13,082	3,852	29.4%
Maintenance revenue	9,507	9,645	(138)	(1.4)%	18,881	19,188	(307)	(1.6)%
Total software revenue	16,970	16,686	284	1.7%	35,815	32,270	3,545	11.0%
Total revenue	$40,628	$42,325	$(1,697)	(4.0)%	$83,742	$83,769	$(27)	—%
The decrease in wireless revenue for the three and six months ended June 30, 2018 compared to the same periods in 2017 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended June 30, 2018 and 2017 was $7.41 and $7.52, respectively, while total units in service were 1.0 million and 1.1 million, respectively. While demand for wireless services continues to decline it has done so at a slower rate for each of the periods presented. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of June 30,			Revenue for the Three Months Ended June 30,			Change Due To:
(in thousands)	2018	2017	Change	2018	2017	Change	ARPU	Units
Total	1,024	1,086	(62)	$22,824	$24,572	$(1,748)	$(382)	$(1,367)

	Units in Service as of June 30,			Revenue for the Six Months Ended June 30,			Change Due To:
(in thousands)	2018	2017	Change	2018	2017	Change	ARPU	Units
Total	1,024	1,086	(62)	$46,132	$49,544	$(3,412)	$(643)	$(2,770)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.

The increase in operations revenue is primarily due to an increase in the size and value of projects being completed as well as the adoption of ASC 606 and the related acceleration of license revenues during the three and six months ended June 30, 2018 as compared to the same periods in 2017. The decrease in maintenance revenue is a result of the adoption of ASC 606 and primarily a reflection of fair value allocations. The maintenance revenue renewal rates for the three and six months ended June 30, 2018 and 2017 were in excess of 99% and reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions.
Supplemental Revenue Discussion - ASC 605 Analysis
The table below details total software revenue, adjusted to exclude the adoption of ASC 606, for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018(1)	2017	Total	%	2018(1)	2017	Total	%
Revenue - software
Subscription	$539	$623	$(84)	(13.5)%	$1,178	$1,167	$11	0.9%
License	1,813	1,641	172	10.5%	3,699	2,812	887	31.5%
Services	4,528	3,650	878	24.1%	9,199	7,003	2,196	31.4%
Equipment	1,141	1,127	14	1.2%	2,134	2,100	34	1.6%
Operations revenue	8,021	7,041	980	13.9%	16,210	13,082	3,128	23.9%
Maintenance revenue	10,115	9,645	470	4.9%	20,114	19,188	926	4.8%
Total software revenue	$18,136	$16,686	$1,450	8.7%	$36,324	$32,270	$4,054	12.6%
(1) Adjusted to exclude the adoption of ASC 606
The increase in operations revenue primarily reflects an increase in the number and size of projects in process and completed during the three and six months ended June 30, 2018 as compared to the same periods in 2017. The increase in maintenance revenue reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance revenue renewal rates for the three and six months ended June 30, 2018 and 2017 were in excess of 99%.
Operating Expenses
The following is a review of our operating expense categories for the three and six months ended June 30, 2018 and 2017.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$4,853	$4,613	$240	5.2%	$9,727	$9,103	$624	6.9%
Cost of sales	1,923	1,904	19	1.0%	4,253	3,899	354	9.1%
Stock based compensation	75	60	15	25.0%	130	117	13	11.1%
Other	549	613	(64)	(10.4)%	1,023	1,107	(84)	(7.6)%
Total cost of revenue	$7,400	$7,190	$210	2.9%	$15,133	$14,226	$907	6.4%
FTEs	186	190	(4)	(2.1)%	186	190	(4)	(2.1)%
Cost of revenue expense increased for the three months and six months ended June 30, 2018 compared to June 30, 2017 primarily due to an increase in benefits and compensation as well as an increase in costs of sales related to the increase in revenue.

Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$4,506	$3,807	$699	18.4%	$8,508	$7,211	$1,297	18.0%
Outside services	1,481	659	822	124.7%	2,994	1,176	1,818	154.6%
Stock based compensation	90	65	25	38.5%	161	120	41	34.2%
Other	100	131	(31)	(23.7)%	249	260	(11)	(4.2)%
Total research and development	$6,177	$4,662	$1,515	32.5%	$11,912	$8,767	$3,145	35.9%
FTEs	116	109	7	6.4%	116	109	7	6.4%
Research and development expense increased for the three and six months ended June 30, 2018 compared to the same periods in 2017 as a result of our anticipated increases in payroll and outside service related costs as we continue to focus on the development efforts of our software solutions. We intend to continue these efforts based on their importance to our continued success. The Company is investing in the development of products in the areas of: 1) mobility, 2) a unified software platform, 3) nursing solutions, and 4) alerting. The Company plans to continue to increase its staffing and the use of outside services to develop its integrated communications solution portfolio. This increase in staffing will substantially impact margins and our cash flow from operations as the benefits from this development effort will not immediately be realized for at least two years. Based on this emphasis we expect the number of FTEs to increase in this area, impacting future payroll and related expenses.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$2,618	$2,607	$11	0.4%	$5,311	$5,272	$39	0.7%
Site rent	3,538	3,604	(66)	(1.8)%	7,034	7,224	(190)	(2.6)%
Telecommunications	935	1,001	(66)	(6.6)%	1,833	2,082	(249)	(12.0)%
Stock based compensation	24	20	4	20.0%	48	40	8	20.0%
Other	583	712	(129)	(18.1)%	1,222	1,392	(170)	(12.2)%
Total service, rental and maintenance	$7,698	$7,944	$(246)	(3.1)%	$15,448	$16,010	$(562)	(3.5)%
FTEs	92	94	(2)	(2.1)%	92	94	(2)	(2.1)%
Service, rental and maintenance expense decreased for the three and six months ended June 30, 2018 compared to June 30, 2017 primarily due to the reduction in site rent and telecommunications. The number of active transmitters declined 2.7% from June 30, 2018 compared to June 30, 2017. The number of active transmitters directly relates to the amount of site rent and telecommunications expenses we incur. Site rent and telecommunications expenses are expected to continue to decrease as part of our efforts to rationalize and consolidate our networks for the foreseeable future.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$3,311	$3,039	$272	9.0%	$6,605	$6,110	$495	8.1%
Commissions	1,397	1,121	276	24.6%	3,168	2,322	846	36.4%
Stock based compensation	135	99	36	36.4%	269	199	70	35.2%
Advertising and events	996	840	156	18.6%	2,154	2,120	34	1.6%
Other	254	230	24	10.4%	366	500	(134)	(26.8)%
Total selling and marketing	$6,093	$5,329	$764	14.3%	$12,562	$11,251	$1,311	11.7%
FTEs	100	95	5	5.3%	100	95	5	5.3%
Selling and marketing expenses increased for the three and six months ended June 30, 2018 compared to June 30, 2017 primarily due to the increase in payroll and related and commissions expenses. The increase in commissions expenses primarily relates to the increase in operations revenue and the adoption of ASC 606 for the three and six months ended June 30, 2018. The increase in payroll is primarily due to an increase in benefits and compensation as well as an increase in head count.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$4,340	$4,420	$(80)	(1.8)%	$8,756	$8,860	$(104)	(1.2)%
Stock based compensation	943	755	188	24.9%	1,893	1,476	417	28.3%
Bad debt	279	107	172	160.7%	808	201	607	302.0%
Facility rent and related costs	1,743	1,995	(252)	(12.6)%	3,685	3,836	(151)	(3.9)%
Outside services	3,023	2,507	516	20.6%	5,144	5,134	10	0.2%
Taxes, licenses and permits	1,024	1,034	(10)	(1.0)%	2,104	2,024	80	4.0%
Other	1,389	1,121	268	23.9%	2,314	2,118	196	9.3%
Total general and administrative	$12,741	$11,939	$802	6.7%	$24,704	$23,649	$1,055	4.5%
FTEs	113	116	(3)	(2.6)%	113	116	(3)	(2.6)%
General and administrative expense increased for the three and six moths ended June 30, 2018 compared to the same period in 2017 primarily due to the increase in stock based compensation and bad debt expense. The increase in stock based compensation is largely related to additional grants made during the three and six months ended June 30, 2018. The increase in bad debt is related to providing for our exposure to potentially uncollectible accounts receivable. The increase in outside services for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily a result of timing as expenses were largely in line with past period results for the six months ended June 30, 2018.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.7 million and $2.9 million for the three months ended June 30, 2018 and 2017, respectively, and $5.4 million and $6.1 million for the six months ended June 30, 2018 and 2017, respectively. (For additional details regarding depreciation, amortization and accretion expenses refer to Note 6, "Consolidated Financial Statement Components".) The decrease of $0.2 and $0.7 million in depreciation, amortization and accretion expense for the three and six months ended June 30, 2018 compared to the same periods in 2017 is primarily due to various intangibles and paging assets fully depreciated in 2017.
Provision for income taxes. The provision for income taxes decreased $1.9 million and $2.0 million for the three and six months ended June 30, 2018 compared to the same period in 2017. The change in the provision for income taxes primarily relates to a loss before the provision for income taxes for the three and six months ended June 30, 2018 as compared to income before the provision for income taxes for the same periods in 2017 partially offset by the change in the federal statutory rate from 35% to 21% as a result of the 2017 Tax Act , estimated research and development tax credits and certain discrete items. Further details can be found in Note 10, "Income Taxes".

Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2018, we had cash and cash equivalents of $94.1 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2018, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$6,392	$6,580	$(188)
Net cash used in investing activities	(3,464)	(5,198)	1,734
Net cash used in financing activities	(15,419)	(20,133)	4,714
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $0.2 million for the six months ended June 30, 2018 compared to the same period in 2017. The decrease of $0.2 million is related to a decrease in net income of $2.8 million (decrease in cash flow), a decrease of $0.7 million in depreciation, amortization and accretion expenses (decrease in cash flow), a decrease in deferred income tax expense of $1.3 million(decrease in cash flow) partially offset by an increase in other non-cash items of $1.2 million (increase in cash flow), and an increase in stock based compensation of $0.5 million (increase in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a net $0.7 million greater increase to assets (increase in cash flow), a $2.6 million greater increase in deferred revenue (increase in cash flow) partially off set by a $0.4 million greater decrease in accounts payable, accrued liabilities and other (decrease in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $1.7 million for the six months ended June 30, 2018 compared to the same period in 2017 due primarily to costs associated with the Company's business expansion related to research and development during the six months ended June 30, 2017.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased by $4.7 million for the six months ended June 30, 2018 compared to the same period in 2017 due to a greater dividend payment of $5.0 million during the six months ended June 30, 2017, (primarily from a special dividend payment, decrease of $0.9 million in common stock repurchases for tax withholdings during the six months ended June 30, 2018, partially offset by $0.6 million in common stock repurchases.
Future Cash Dividends to Stockholders. On July 25, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 17, 2018, and a payment date of September 10, 2018. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Common Stock Repurchase Program. On February 28, 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through 2018 on the open market or in privately negotiated transactions. For additional details regarding the common stock repurchase program refer to Note 9, "Stockholders' Equity."
Other. For 2018, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases was $4.4 million and $4.5 million for the three months ended June 30, 2018 and 2017, respectively, and $8.8 million and $8.9 million for the six months ended June 30, 2018 and 2017, respectively.
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
Critical Accounting Policies and Estimates
The preceding discussion and analysis of financial condition and Statement of Operations is based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the 2017 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 4 "Significant Accounting Policies Update."
Non-GAAP Financial Measures
We use non-GAAP financial measures as key elements in determining performance for purposes of incentive compensation for our annual 2018 Short-Term Incentive Plan ("STIP") and the performance periods for our LTIPs. The non-GAAP financial measures include; (1) adjusted operating cash flow (“OCF”), defined as EBITDA less purchases of property and equipment plus severance (the Company defines EBITDA as operating (loss) income plus depreciation, amortization and accretion, each determined in accordance with GAAP; purchases of property and equipment and severance are also determined in accordance with GAAP); and (2) the total of adjusted operating expenses and capital expenses. Adjusted operating expenses are defined as operating expenses less depreciation, amortization and accretion less severance less stock based compensation. Capital expenses are defined as the purchase of property and equipment.

For purposes of the LTIP performance period for 2016-2018, adjusted OCF was as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Net (loss) income	$(976)	$1,498	$(465)	$2,352
Plus (Less): Provision for income taxes	(730)	1,155	(255)	1,774
Less: Other income	(102)	(89)	(54)	(58)
Less: Interest income	(342)	(154)	(625)	(276)
Operating (loss) income	(2,150)	2,410	(1,399)	3,792
Plus: Depreciation, amortization and accretion	2,669	2,851	5,382	6,074
EBITDA (as defined by the Company)	519	5,261	3,983	9,866
Less: Purchases of property and equipment	(2,299)	(2,353)	(3,464)	(5,204)
Plus: Severance	(245)	—	(1)	—
Adjusted OCF (as defined by the Company)	$(2,025)	$2,908	$518	$4,662
For purposes of the 2018 STIP and the LTIP performance period for 2017-2019 and 2018-2020, adjusted operating and capital expenses were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Operating expenses	$42,778	$39,915	$85,141	$79,977
Less: Depreciation, amortization and accretion	(2,669)	(2,851)	(5,382)	(6,074)
Less: Severance	(245)	—	(1)	—
Less: Stock based compensation	(1,267)	(998)	(2,501)	(1,953)
Adjusted operating expenses (as defined by the Company)	38,597	36,066	77,257	71,950
Plus: Purchases of property and equipment	2,299	2,353	3,464	5,204
Adjusted operating and capital expenses (as defined by the Company)	$40,896	$38,419	$80,721	$77,154
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2018, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 11, "Commitments and Contingencies" in the Notes to Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2017 Annual Report have not materially changed during the quarter ended June 30, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2018:

Period		Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
					(Dollars in thousands)
April 1 to 30, 2018		178,304	$15.20	178,304	5,368
May 1 to 31, 2018		158,614	$14.78	158,614	3,025
June 1 to 30, 2018		164,864	$14.96	164,864	558
For the three months ended June 30, 2018	—	501,782	$14.98	629,574
(1) Average price paid per share excludes commissions of approximately $20,071.
For additional details regarding purchases made by the Company refer to Note 9, "Stockholders' Equity". The above table excludes shares repurchased to settle employee tax withholding related to the vesting of equity awards.

ITEM 5. OTHER MATTERS.
(a). On July 23, 2018, the Company held its 2018 Annual Meeting of Stockholders (the “Annual Meeting”). There were 20,778,403 shares of common stock eligible to vote, of which 17,936,994 shares were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect eight directors; to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2018 and to approve, on an advisory basis, the compensation of the Company’s named executive officers (“NEOs”). No other business was transacted.
As reported in the tables below, eight directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed, Grant Thornton LLP was ratified as the Company's independent registered public accounting firm for the year ending December 31, 2018 and the compensation of the Company's NEOs was approved, on a non-binding advisory basis.

Election of Directors:	Votes For	Votes Withheld	Broker Non-Votes
N. Blair Butterfield	15,363,497	123,236	2,450,261
Stacia A. Hylton	15,362,110	124,623	2,450,261
Vincent D. Kelly	14,731,882	754,851	2,450,261
Brian O’Reilly	14,634,079	852,654	2,450,261
Matthew Oristano	14,720,382	766,351	2,450,261
Todd Stein	15,336,411	150,322	2,450,261
Samme L. Thompson	14,609,255	877,478	2,450,261
Royce Yudkoff	14,626,064	860,669	2,450,261
Ratification of the Appointment of	Votes For	Votes Against	Abstentions	Broker Non-Votes
Grant Thornton LLP	17,579,972	350,215	6,807	—
Advisory Vote on the Approval of	Votes For	Votes Against	Abstentions	Broker Non-Votes
NEO Compensation	14,326,147	1,145,803	14,783	2,450,261

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 26, 2018					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated July 26, 2018					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated July 26, 2018					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated July 26, 2018					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: July 26, 2018	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)