Form 10-Q
period 2018-09-30
Spok Holdings, Inc
filed 2018-10-25
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,456,066 shares of the registrant’s common stock ($0.0001 par value per share) were outstanding as of October 19, 2018.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$95,233	$107,157
Accounts receivable, net	34,440	32,279
Prepaid expenses and other	7,928	5,752
Inventory	1,663	1,672
Total current assets	139,264	146,860
Non-current assets:
Property and equipment, net	12,655	13,399
Goodwill	133,031	133,031
Intangible assets, net	6,042	7,917
Deferred income tax assets	46,970	47,679
Other non-current assets	1,401	1,675
Total non-current assets	200,099	203,701
Total assets	$339,363	$350,561
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,070	$1,305
Accrued compensation and benefits	11,584	11,018
Accrued taxes	2,587	2,547
Deferred revenue	32,299	31,414
Other current liabilities	3,464	4,610
Total current liabilities	51,004	50,894
Non-current liabilities:
Deferred revenue	705	1,063
Other non-current liabilities	8,545	8,075
Total non-current liabilities	9,250	9,138
Total liabilities	60,254	60,032
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	92,880	99,819
Accumulated other comprehensive loss	(2,217)	(1,088)
Retained earnings	188,444	191,796
Total stockholders’ equity	279,109	290,529
Total liabilities and stockholders' equity	$339,363	$350,561

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2018	2017	2018	2017
Revenue:
Wireless	$23,259	$25,110	$71,186	$76,609
Software	19,217	18,526	55,032	50,796
Total revenue	42,476	43,636	126,218	127,405
Operating expenses:
Cost of revenue	7,782	7,069	22,914	21,295
Research and development	5,934	5,001	17,845	13,768
Service, rental and maintenance	7,787	7,875	23,235	23,885
Selling and marketing	5,716	5,533	18,279	16,784
General and administrative	13,673	12,058	38,377	35,706
Depreciation, amortization and accretion	2,785	2,775	8,168	8,849
Total operating expenses	43,677	40,311	128,818	120,287
Operating (loss) income	(1,201)	3,325	(2,600)	7,118
Interest income	384	214	1,009	490
Other (expense) income	(110)	359	(56)	415
(Loss) income before income taxes	(927)	3,898	(1,647)	8,023
Benefit from (provision for) income taxes	446	(171)	701	(1,945)
Net (loss) income	$(481)	$3,727	$(946)	$6,078
Basic and diluted net (loss) income per common share	$(0.02)	$0.19	$(0.05)	$0.30
Basic weighted average common shares outstanding	19,456,149	19,977,263	19,742,869	20,285,240
Diluted weighted average common shares outstanding	19,456,149	20,008,321	19,742,869	20,362,774
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
(Unaudited and in thousands)
Net (loss) income	$(481)	$3,727	$(946)	$6,078
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(367)	(175)	(965)	(89)
Other comprehensive loss	(367)	(175)	(965)	(89)
Comprehensive loss	$(848)	$3,552	$(1,911)	$5,989

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2018	2017
Cash flows provided by operating activities:
Net (loss) income	$(946)	$6,078
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,168	8,849
Deferred income tax (benefit) expense	(1,000)	1,118
Stock based compensation	3,922	2,815
Provision for doubtful accounts, service credits and other	1,681	767
Adjustment of non-cash transaction taxes	(156)	(754)
Changes in assets and liabilities:
Accounts receivable	(2,534)	(4,156)
Prepaid expenses, inventory, and other assets	(1,160)	(1,726)
Accounts payable, accrued liabilities and other	(546)	(230)
Deferred revenue	5,198	1,313
Net cash provided by operating activities	12,627	14,074
Cash flows used in investing activities:
Purchase of property and equipment	(5,094)	(7,034)
Net cash used in investing activities	(5,094)	(7,034)
Cash flows used in financing activities:
Cash distributions to stockholders	(7,631)	(12,733)
Purchase of common stock for tax withholding on vested equity awards	(978)	—
Purchase of common stock (including commissions)	(10,026)	(10,024)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	143	130
Net cash used in financing activities	(18,492)	(22,627)
Effect of exchange rate on cash	(965)	(89)
Net decrease in cash and cash equivalents	(11,924)	(15,676)
Cash and cash equivalents, beginning of period	107,157	125,816
Cash and cash equivalents, end of period	$95,233	$110,140
Supplemental disclosure:
Income taxes paid	$726	$2,300

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
NOTE 3 - RECENT AND PENDING ACCOUNTING STANDARDS
Recently Adopted
Revenue - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. During the quarter ended September 30, 2018, we adjusted our entry to record the effect of adopting ASC 606 by approximately $0.4 million. This adjustment did not have a material impact on the Company's financial statements for any quarter during the nine-month period ended September 30, 2018. As a result, our beginning retained earnings as of January 1, 2018 was $6.8 million greater than what was reported at December 31, 2017. This was due to a $4.6 million decrease in deferred revenue, a $0.2 million decrease in accumulated other comprehensive income related to translation adjustments, an increase in unbilled receivables of $1.3 million and an increase of $0.7 million in deferred commissions that resulted from the adoption of ASC 606. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. For additional details refer to Note 4, "Significant Accounting Policies Update" and Note 5, "Revenues, Deferred Revenue and Deferred Commissions."
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
ASU No. 2016-02 will be effective beginning on January 1, 2019, including interim periods within that fiscal year, and while early adoption is permitted, we have elected not to early adopt. We have completed our review of the acceptable transition methods and have selected the modified retrospective approach using a cumulative-effect adjustment to our opening balance of retained earnings as of January 1, 2019. While we continue to evaluate the impact of the potential new standard on our consolidated Financial Statements, we believe the modified retrospective approach will have a material impact on our ROU assets and lease liabilities. We do not anticipate a material change in how our lease expense is recognized in future Consolidated Statements of Operations as a result of the adoption of ASU No. 2016-02.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1 “Organization and Significant Accounting Policies” of the 2017 Annual Report. Significant changes to our accounting policies as a result of adopting ASC 606 are discussed below.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of Results under ASC 605 “Revenue Recognition”
The following table presents Financial Statement components impacted as a result of adopting ASC 606, stated under ASC 605 for comparative purposes:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018		2017	2018		2017
(Dollars in thousands)	ASC 606	ASC 605	ASC 605	ASC 606	ASC 605	ASC 605
Condensed Consolidated Statement of Operations
Revenues: Software	$19,217	$17,776	$18,526	$55,032	$54,100	$50,796
Operating expenses: Selling and marketing	$5,716	$5,936	$5,533	$18,279	$18,158	$16,784

Condensed Consolidated Statement of Comprehensive Income
Other comprehensive loss, net of tax: foreign currency translation adjustments	$(367)	$(360)	$(175)	$(965)	$(833)	$(89)

	September 30, 2018		December 31, 2017
(Dollars in thousands)	ASC 606	ASC 605	ASC 605
Condensed Consolidated Balance Sheets
Current assets: Accounts receivable, net	$34,440	$30,991	$32,279
Current assets: Prepaid expenses and other	$7,928	$7,367	$5,752
Current liabilities: Deferred revenue	$32,299	$35,517	$31,414
Non-current liabilities: Deferred revenue	$705	$883	$1,063
Stockholder equity: Accumulated other comprehensive loss	$(2,217)	$(1,965)	$(1,088)
Stockholder equity: Retained earnings	$188,444	$180,786	$191,796
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
The following table presents our revenues disaggregated by revenue type:

	For the Three months ended September 30, 2018		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017(1)	2018	2017(1)
Wireless products and services	$23,259	$25,110	$71,186	$76,609
Subscription	1,779	577	2,640	1,744
Software licenses	1,396	1,995	6,904	4,807
Professional services	4,555	5,189	12,988	12,192
Hardware	1,296	1,102	3,428	3,202
Maintenance	10,191	9,663	29,072	28,851
Total revenue	$42,476	$43,636	$126,218	$127,405
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2018 and 2017. Revenue by geographic region consisted of the following for the periods stated:

	For the Three months ended September 30, 2018		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017(1)	2018	2017(1)
Revenue
United States	$41,198	$42,448	$122,243	$123,822
International	1,278	1,188	3,975	3,583
Total revenue	$42,476	$43,636	$126,218	$127,405
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the nine months ended September 30, 2018 are as follows:

(Dollars in thousands)	December 31, 2017	Additions	Revenue Recognized(1)	September 30, 2018
Deferred Revenue	$32,477	$48,273	$(47,746)	$33,004
(1)Includes $4.6 million which went to retained earnings and was not recognized as revenue resulting from the adoption of ASC 606.
During the nine months ended September 30, 2018, the Company recognized $20.5 million related to amounts deferred as of December 31, 2017.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Commissions
Our deferred commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation with obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total deferred commissions during the nine months ended September 30, 2018 are as follows:

(Dollars in thousands)	December 31, 2017	Additions(1)	Commissions Recognized	September 30, 2018
Deferred Commissions	$1,676	$4,894	$(4,393)	$2,177
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
NOTE 6 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Depreciation
Leasehold improvements	$60	$50	$195	$175
Asset retirement costs	(74)	(97)	(226)	(292)
Paging and computer equipment	1,938	1,990	5,608	6,077
Furniture, fixtures and vehicles	100	66	310	207
Total depreciation	2,024	2,009	5,887	6,167
Amortization	625	625	1,875	2,261
Accretion	136	141	406	421
Total depreciation, amortization and accretion expense	$2,785	$2,775	$8,168	$8,849
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.9 million and $1.1 million at September 30, 2018 and December 31, 2017, respectively. Accounts receivable, net includes $11.7 million and $7.3 million of unbilled receivables at September 30, 2018 and December 31, 2017, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms. The increase in unbilled receivables was primarily due to the adoption of ASC 606 and the acceleration of license revenue for the nine months ended September 30, 2018 .

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the date stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2018	December 31, 2017
Leasehold improvements	shorter of useful life or lease term	$4,139	$4,107
Asset retirement costs	1-5	3,272	3,228
Paging and computer equipment	1-5	100,400	103,520
Furniture, fixtures and vehicles	3-5	4,262	4,545
Total property and equipment		112,073	115,400
Accumulated depreciation		(99,418)	(102,001)
Total property and equipment, net		$12,655	$13,399
Other Current Liabilities
Other current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Accrued network costs, asset retirement obligations and other	$2,170	$2,173
Accrued outside services	1,294	2,437
Total other current liabilities	$3,464	$4,610
Other Non-Current Liabilities
Other non-current liabilities consisted of the following as of the date stated:

(Dollars in thousands)	September 30, 2018	December 31, 2017
Asset retirement obligations	$7,462	$7,174
Other	1,083	901
Total other non-current liabilities	$8,545	$8,075
NOTE 7 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at September 30, 2018 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years.
The net consolidated balance of intangible assets consisted of the following at September 30, 2018:

		September 30, 2018
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(18,960)	$6,042
Total amortizable intangible assets		$25,002	$(18,960)	$6,042

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining three months ending December 31, 2018	$625
For the year ending December 31:
2019	2,500
2020	2,500
2021	417
Total amortizable intangible assets	$6,042
NOTE 8 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2018	$235	$7,174	$7,409
Accretion	(68)	474	406
Amounts paid	(129)	—	(129)
Increases	—	44	44
Reclassifications	230	(230)	—
Balance at September 30, 2018	$268	$7,462	$7,730
The balances above were included within other current liabilities and other non-current liabilities on the Condensed Consolidated Balance Sheet, respectively, at September 30, 2018.
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
Accretion expense was $0.4 million for the nine months ended September 30, 2018 and 2017. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 9 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At September 30, 2018 and December 31, 2017, we had no stock options outstanding.
At September 30, 2018 and December 31, 2017, there were 19,449,319 and 20,135,514 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Stockholders' Equity
Changes in stockholders’ equity for the nine months ended September 30, 2018 consisted of the following:

(Dollars in thousands)
Balance at January 1, 2018	$290,529
Adjustment to beginning balance resulting from adoption of ASC 606	6,671
Net loss for the nine months, ended September 30, 2018	(946)
Estimated tax impact resulting from adoption of ASC 606	(1,614)
Cash dividends declared	(7,627)
Common stock repurchase program	(10,026)
Amortization of stock based compensation	3,922
Repurchase of common stock for tax withholdings	(978)
Cumulative translation adjustment	(965)
Issuance of common stock under the Employee Stock Purchase Plan	143
Balance at September 30, 2018	$279,109
Dividends
The following table details our cash dividends declared in 2018. Cash dividends paid as disclosed in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)
				(Dollars in thousands)
February 28, 2018	March 16, 2018	March 30, 2018	$0.125	$2,589
April 25, 2018	May 25, 2018	June 22, 2018	0.125	2,538
July 25, 2018	August 17, 2018	September 10, 2018	0.125	2,500
	Total		$0.375	$7,627
(1) The total declared reflects the cash dividends declared in relation to common stock and unvested RSUs.
On October 24, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 16, 2018, and a payment date of December 10, 2018. This cash dividend of approximately $2.5 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
In February 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. As of July 2018 the repurchase authority had been exhausted. In August 2018 the Company's Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
				(Dollars in thousands)
Three Months Ended March 31, 2018	127,792	$15.04	127,792	$8,077
Three Months Ended June 30, 2018	501,782	14.99	501,782	$558
Three Months Ended September 30, 2018	36,542	$15.25	36,542	10,000
Total	666,116	$15.01	666,116
(1) Average price paid per share excludes commissions of approximately $26,645.
(2) Approval of additional $10.0 million of share repurchases in August 2018.
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
The components of basic and diluted net (loss) income per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2018	2017	2018	2017
Numerator:
Net (loss) income	$(481)	$3,727	$(946)	$6,078

Denominator:
Basic weighted average outstanding shares of common stock	19,456,149	19,977,263	19,742,869	20,285,240
Diluted weighted average outstanding shares of common stock	19,456,149	20,008,321	19,742,869	20,362,774
Basic and diluted net (loss) income per common share	$(0.02)	$0.19	$(0.05)	$0.30

For the three and nine months ended September 30, 2018 and 2017 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	$107,139	$—	$162,648	$—

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
The following table summarizes the activities under the 2012 Equity Plan from January 1, 2018 through September 30, 2018:

Activity
Total equity securities available at January 1, 2018	1,140,658
RSU and restricted stock awarded to eligible employees, net of forfeitures	(328,428)
Total equity securities available at September 30, 2018	812,230
The following table details activities with respect to outstanding RSUs and restricted stock for the nine months ended September 30, 2018:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2018(1)	393,084	$18.54
Granted	334,035	15.65
Vested	(29,257)	16.21
Forfeited	(23,849)	17.37
Unvested at September 30, 2018(1)	674,013	$17.25
(1) Approximately 99,133 RSUs from the 2016 grant are not expected to vest based on the Company's current assessment of the related performance obligations.
Of the 674,013 unvested RSUs and restricted stock outstanding at September 30, 2018, 354,974 RSUs include contingent performance requirements for vesting purposes. At September 30, 2018, there was $4.6 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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
For the three months ended September 30, 2018 and 2017 no shares of the Company's common stock were purchased. For the nine months ended September 30, 2018 and 2017, 11,581 and 8,983 shares of the Company's common stock were purchased, respectively, for a total cost of $0.1 million.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the ESPP from January 1, 2018 through September 30, 2018:

Activity
Total ESPP equity securities available at January 1, 2018	228,279
ESPP common stock purchased by eligible employees	11,581
Total ESPP securities available at September 30, 2018	216,698
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
The following table reflects the items for stock based compensation expense on the Condensed Consolidated Statement of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Performance-based RSUs	$655	$388	$1,677	$1,385
Time-based and restricted stock	750	458	2,194	1,384
ESPP	18	16	51	46
Total stock based compensation	$1,423	$862	$3,922	$2,815
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
At September 30, 2018, we had total deferred income tax assets ("DTAs") of $47.0 million and no valuation allowance. This reflects a decrease of $0.7 million from the December 31, 2017 balance of DTAs of $47.7 million and no valuation allowance. The change from December 31, 2017 to September 30, 2018 primarily reflects the tax impact related to the acceleration of revenues and adjustment to

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning retained earnings resulting from the adoption of ASC 606 partially offset by assets created from estimated net operating losses incurred during the nine months ended September 30, 2018.
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
NOTE 11 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2018 to the commitments and contingencies previously reported in the 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.
NOTE 12 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2018 and 2017, we incurred site rent expenses of $0.9 million, and for the nine months ended September 30, 2018 and 2017, we incurred site rent expenses of $2.7 million and $2.9 million, respectively, from the entity on which the individual serves as a director. Site rent expenses are included in Service, Rental and Maintenance expenses on the Condensed Consolidated Statement of Operations.

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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement. For the nine months ended September 30, 2018 wireless revenue represented approximately 56.4% and software revenue represented approximately 43.6% of our consolidated revenue.
Refer to Note 5, "Revenues, Deferred Revenue and Deferred Commissions" for additional information on our wireless and software revenue streams.
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

Results of Operations
The following table is a summary of our Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Revenue:
Wireless	$23,259	$25,110	$(1,851)	(7.4)%	$71,186	$76,609	$(5,423)	(7.1)%
Software	19,217	18,526	691	3.7%	55,032	50,796	4,236	8.3%
Total revenue	42,476	43,636	(1,160)	(2.7)%	126,218	127,405	(1,187)	(0.9)%
Operating expenses:
Cost of revenue	7,782	7,069	713	10.1%	22,914	21,295	1,619	7.6%
Research and development	5,934	5,001	933	18.7%	17,845	13,768	4,077	29.6%
Service, rental and maintenance	7,787	7,875	(88)	(1.1)%	23,235	23,885	(650)	(2.7)%
Selling and marketing	5,716	5,533	183	3.3%	18,279	16,784	1,495	8.9%
General and administrative	13,673	12,058	1,615	13.4%	38,377	35,706	2,671	7.5%
Depreciation, amortization and accretion	2,785	2,775	10	0.4%	8,168	8,849	(681)	(7.7)%
Total operating expenses	43,677	40,311	3,366	8.4%	128,818	120,287	8,531	7.1%
Operating (loss) income	(1,201)	3,325	(4,526)	(136.1)%	(2,600)	7,118	(9,718)	(136.5)%
Interest income	384	214	170	79.4%	1,009	490	519	105.9%
Other (expense) income	(110)	359	(469)	(130.6)%	(56)	415	(471)	(113.5)%
(Loss) income before income taxes	(927)	3,898	(4,825)	(123.8)%	(1,647)	8,023	(9,670)	(120.5)%
Benefit from (provision for) income taxes	446	(171)	617	(360.8)%	701	(1,945)	2,646	(136.0)%
Net (loss) income	$(481)	$3,727	$(4,208)	(112.9)%	$(946)	$6,078	$(7,024)	(115.6)%

Supplemental Information
FTEs	603	599	4	0.7%	603	599	4	0.7%
Active transmitters	3,942	4,042	(100)	(2.5)%	3,942	4,042	(100)	(2.5)%

The following table is a summary of our Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2018 and 2017 adjusted to exclude the adoption of ASC 606

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018(1)	2017	Total	%	2018(1)	2017	Total	%
Revenue:
Wireless	$23,259	$25,110	$(1,851)	(7.4)%	$71,186	$76,609	$(5,423)	(7.1)%
Software	17,776	18,526	(750)	(4.0)%	54,100	50,796	3,304	6.5%
Total revenue	41,035	43,636	(2,601)	(6.0)%	125,286	127,405	(2,119)	(1.7)%
Operating expenses:
Cost of revenue	7,782	7,069	713	10.1%	22,910	21,295	1,615	7.6%
Research and development	5,934	5,001	933	18.7%	17,845	13,768	4,077	29.6%
Service, rental and maintenance	7,787	7,875	(88)	(1.1)%	23,235	23,885	(650)	(2.7)%
Selling and marketing	5,936	5,533	403	7.3%	18,158	16,784	1,374	8.2%
General and administrative	13,673	12,058	1,615	13.4%	38,377	35,706	2,671	7.5%
Depreciation, amortization and accretion	2,785	2,775	10	0.4%	8,168	8,849	(681)	(7.7)%
Total operating expenses	43,897	40,311	3,586	8.9%	128,693	120,287	8,406	7.0%
Operating (loss) income	(2,862)	3,325	(6,187)	(186.1)%	(3,407)	7,118	(10,525)	(147.9)%
Interest income	384	214	170	79.4%	1,009	490	519	105.9%
Other (expense) income	(110)	359	(469)	(130.6)%	(71)	415	(486)	(117.1)%
(Loss) income before income taxes	(2,588)	3,898	(6,486)	(166.4)%	(2,469)	8,023	(10,492)	(130.8)%
Benefit from (provision for) income taxes	446	(171)	617	(360.8)%	701	(1,945)	2,646	(136.0)%
Net (loss) income	$(2,142)	$3,727	$(5,869)	(157.5)%	$(1,768)	$6,078	$(7,846)	(129.1)%

Supplemental Information
FTEs	603	599	4	0.7%	603	599	4	0.7%
Active transmitters	3,942	4,042	(100)	(2.5)%	3,942	4,042	(100)	(2.5)%
(1)Adjusted to exclude the adoption of ASC 606

Revenue
The table below details total revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Revenue - wireless:
Paging revenue	$22,442	$24,128	$(1,686)	(7.0)%	$68,574	$73,672	$(5,098)	(6.9)%
Product and other revenue	817	982	(165)	(16.8)%	2,612	2,937	(325)	(11.1)%
Total wireless revenue	23,259	25,110	(1,851)	(7.4)%	71,186	76,609	(5,423)	(7.1)%

Revenue - software:
Subscription	$1,779	$577	$1,202	208.3%	$2,640	$1,744	$896	51.4%
License	1,396	1,995	(599)	(30.0)%	6,904	4,807	2,097	43.6%
Services	4,555	5,189	(634)	(12.2)%	12,988	12,192	796	6.5%
Equipment	1,296	1,102	194	17.6%	3,429	3,202	227	7.1%
Operations revenue	9,026	8,863	163	1.8%	25,961	21,945	4,016	18.3%
Maintenance revenue	10,191	9,663	528	5.5%	29,071	28,851	220	0.8%
Total software revenue	19,217	18,526	691	3.7%	55,032	50,796	4,236	8.3%
Total revenue	$42,476	$43,636	$(1,160)	(2.7)%	$126,218	$127,405	$(1,187)	(0.9)%
The decrease in wireless revenue for the three and nine months ended September 30, 2018 compared to the same periods in 2017 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended September 30, 2018 and 2017 was $7.40 and $7.48, respectively, while total units in service were 1.0 million and 1.1 million, respectively. While demand for wireless services continues to decline it has done so at a slower rate for each of the periods presented. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of September 30,			Revenue for the Three Months Ended September 30,			Change Due To:
(in thousands)	2018	2017	Change	2018	2017	Change	ARPU	Units
Total	999	1,063	(64)	$22,442	$24,128	$(1,686)	$(297)	$(1,389)

	Units in Service as of September 30,			Revenue for the Nine Months Ended September 30,			Change Due To:
(in thousands)	2018	2017	Change	2018	2017	Change	ARPU	Units
Total	999	1,063	(64)	$68,574	$73,672	$(5,098)	$(931)	$(4,167)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.

The increase in operations revenue is primarily due to an increase in the size and value of projects being completed as well as the adoption of ASC 606 and the related acceleration of license and subscription revenues during the nine months ended September 30, 2018 as compared to the same periods in 2017. The increase in operation revenue for the three months ended September 30, 2018 primarily relates to the adoption of ASC 606. The increase in maintenance revenue is a result of the continued success of revenue renewal rates partially offset by fair value allocations resulting from the adoption of ASC 606. The maintenance revenue renewal rates for the three and nine months ended September 30, 2018 and 2017 were in excess of 99% and reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions.
Supplemental Revenue Discussion - ASC 605 Analysis
The table below details total software revenue, adjusted to exclude the adoption of ASC 606, for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018(1)	2017	Total	%	2018(1)	2017	Total	%
Revenue - software
Subscription	$510	$577	$(67)	(11.6)%	$1,688	$1,744	$(56)	(3.2)%
License	1,646	1,995	(349)	(17.5)%	5,346	4,807	539	11.2%
Services	4,364	5,189	(825)	(15.9)%	13,564	12,192	1,372	11.3%
Equipment	1,332	1,102	230	20.9%	3,465	3,202	263	8.2%
Operations revenue	7,852	8,863	(1,011)	(11.4)%	24,063	21,945	2,118	9.7%
Maintenance revenue	9,924	9,663	261	2.7%	30,037	28,851	1,186	4.1%
Total software revenue	$17,776	$18,526	$(750)	(4.0)%	$54,100	$50,796	$3,304	6.5%
(1) Adjusted to exclude the adoption of ASC 606
The decrease in operations revenue for the three months ended September 30, 2018 primarily reflects a decrease in the number and size of projects in process and completed as compared to the same period in 2017. The size of projects increased for the nine months ended September 30, 2018 as compared to the same period in 2017, which is the primary factor in increased operations revenuefor that period. The increase in maintenance revenue for the three and nine months ended September 30, 2018 reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance revenue renewal rates for the three and nine months ended September 30, 2018 and 2017 were in excess of 99%.
Operating Expenses
The following is a review of our operating expense categories for the three and nine months ended September 30, 2018 and 2017.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$4,923	$4,330	$593	13.7%	$14,667	$13,432	$1,235	9.2%
Cost of sales	2,264	2,228	36	1.6%	6,500	6,128	372	6.1%
Stock based compensation	75	4	71	1,775.0%	205	121	84	69.4%
Other	520	507	13	2.6%	1,542	1,614	(72)	(4.5)%
Total cost of revenue	$7,782	$7,069	$713	10.1%	$22,914	$21,295	$1,619	7.6%
FTEs	185	185	—	—%	185	185	—	—%
Cost of revenue expense increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to an increase in benefits expenses. For the nine months ended September 30, 2018 compared to the same period in 2017, cost of sales also increased primarily as a result of an increase in the usage of third party resources partially offset by lower hardware costs.

Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$4,709	$4,005	$704	17.6%	$13,217	$11,216	$2,001	17.8%
Outside services	1,040	849	191	22.5%	4,035	2,025	2,010	99.3%
Stock based compensation	71	43	28	65.1%	231	163	68	41.7%
Other	114	104	10	9.6%	362	364	(2)	(0.5)%
Total research and development	$5,934	$5,001	$933	18.7%	$17,845	$13,768	$4,077	29.6%
FTEs	117	113	4	3.5%	117	113	4	3.5%
Research and development expense increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 as a result of our anticipated increases in payroll and outside service related costs as we continue to focus on the development efforts of our software solutions. We intend to continue these efforts based on their importance to our continued success and do not anticipate a return to historically low costs. However, we believe increases in staffing and the use of outside services will begin to grow at a slower pace in 2019. These costs will continue to substantially impact margins and our cash flow from operations as the benefits from our development efforts will not immediately be realized for at least one to three years.
Service, Rental and Maintenance. Service, rental and maintenance expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$2,866	$2,582	$284	11.0%	$8,177	$7,854	$323	4.1%
Site rent	3,482	3,534	(52)	(1.5)%	10,516	10,758	(242)	(2.2)%
Telecommunications	950	1,060	(110)	(10.4)%	2,783	3,142	(359)	(11.4)%
Stock based compensation	24	20	4	20.0%	71	59	12	20.3%
Other	465	679	(214)	(31.5)%	1,688	2,072	(384)	(18.5)%
Total service, rental and maintenance	$7,787	$7,875	$(88)	(1.1)%	$23,235	$23,885	$(650)	(2.7)%
FTEs	91	92	(1)	(1.1)%	91	92	(1)	(1.1)%
Service, rental and maintenance expense decreased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to the reduction in site rent and telecommunications expense partially off set by the increase in benefits. The number of active transmitters declined 2.5% from September 30, 2018 compared to September 30, 2017. The number of active transmitters directly relates to the amount of site rent and telecommunications expenses we incur. Site rent and telecommunications expenses are expected to continue to decrease as part of our efforts to rationalize and consolidate our networks for the foreseeable future.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$3,401	$3,113	$288	9.3%	$10,005	$9,223	$782	8.5%
Commissions	1,225	1,234	(9)	(0.7)%	4,393	3,557	836	23.5%
Stock based compensation	135	84	51	60.7%	404	284	120	42.3%
Advertising and events	857	952	(95)	(10.0)%	3,011	3,072	(61)	(2.0)%
Other	98	150	(52)	(34.7)%	466	648	(182)	(28.1)%
Total selling and marketing	$5,716	$5,533	$183	3.3%	$18,279	$16,784	$1,495	8.9%
FTEs	99	96	3	3.1%	99	96	3	3.1%
Selling and marketing expenses increased for the three and nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the increase in payroll and benefit expenses. The increase in commissions expenses for the nine months ended September 30, 2018 primarily relates to the increase in operations revenue and the adoption of ASC 606.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	Total	%	2018	2017	Total	%
Payroll and related	$4,834	$4,569	$265	5.8%	$13,589	$13,428	$161	1.2%
Stock based compensation	1,118	711	407	57.2%	3,011	2,188	823	37.6%
Bad debt	513	184	329	178.8%	1,321	385	936	243.1%
Facility rent and office costs	1,235	2,013	(778)	(38.6)%	4,920	5,849	(929)	(15.9)%
Outside services	3,554	2,351	1,203	51.2%	8,699	7,485	1,214	16.2%
Taxes, licenses and permits	1,081	1,077	4	0.4%	3,185	3,101	84	2.7%
Other	1,338	1,153	185	16.0%	3,652	3,270	382	11.7%
Total general and administrative	$13,673	$12,058	$1,615	13.4%	$38,377	$35,706	$2,671	7.5%
FTEs	111	113	(2)	(1.8)%	111	113	(2)	(1.8)%
General and administrative expense increased for the three and nine months ended September 30, 2018 compared to the same period in 2017 primarily due to the increase in benefits, stock based compensation and bad debt expense. The increase in stock based compensation is largely related to additional grants made during the three and nine months ended September 30, 2018 which replace awards that vested on December 31, 2017 but were amortized at 50% of the original award due to anticipated forfeitures related to unmet performance obligations. The increase in bad debt is related to providing for our exposure to potentially uncollectible accounts receivable. The increase in outside services for the three and nine months ended September 30, 2018 as compared to the same period in 2017 primarily resulted from the reclassification of expenses from facility rent and related costs and incremental costs due to the implementation of project management software.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.8 million for both the three months ended September 30, 2018 and 2017 and $8.2 million and $8.8 million for the nine months ended September 30, 2018 and 2017, respectively. (For additional details regarding depreciation, amortization and accretion expenses refer to Note 6, "Consolidated Financial Statement Components.")
Benefit from (provision for) income taxes. The provision for income taxes decreased $0.6 million and $2.6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The change in the provision for income taxes primarily relates to a loss before the provision for income taxes for the three and nine months ended September 30, 2018 as compared to income before the provision for income taxes for the same periods in 2017, partially offset by the change in the federal statutory rate from 35% to 21% as a result of the 2017 Tax Act , estimated research and development tax credits and certain discrete items. Further details can be found in Note 10, "Income Taxes".

Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2018, we had cash and cash equivalents of $95.2 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2018, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017
Net cash provided by operating activities	$12,627	$14,074	$(1,447)
Net cash used in investing activities	(5,094)	(7,034)	1,940
Net cash used in financing activities	(18,492)	(22,627)	4,135
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $1.4 million for the nine months ended September 30, 2018 compared to the same period in 2017. The decrease of $1.4 million is related to a decrease in net income of $7.0 million (decrease in cash flow), a decrease of $0.7 million in depreciation, amortization and accretion expenses (decrease in cash flow), a decrease in deferred income tax expense of $2.1 million(decrease in cash flow) partially offset by an increase in other non-cash items of $1.5 million (increase in cash flow), and an increase in stock based compensation of $1.1 million (increase in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a net $2.2 million greater increase to assets (increase in cash flow), a $3.9 million greater increase in deferred revenue (increase in cash flow) partially off set by a $0.3 million greater decrease in accounts payable, accrued liabilities and other (decrease in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities decreased by $1.9 million for the nine months ended September 30, 2018 compared to the same period in 2017 due primarily to costs associated with the Company's business expansion related to research and development during the nine months ended September 30, 2017.

Net Cash Used in Financing Activities. Net cash used in financing activities decreased by $4.1 million for the nine months ended September 30, 2018 compared to the same period in 2017 due to a greater dividend payment of $5.1 million during the nine months ended September 30, 2017, (primarily from a special dividend payment partially offset by the decrease of $1.0 million in common stock repurchases for tax withholdings during the nine months ended September 30, 2018.
Future Cash Dividends to Stockholders. On October 24, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 16, 2018, and a payment date of December 10, 2018. This cash dividend of approximately $2.5 million will be paid from available cash on hand.
Common Stock Repurchase Program. On February 28, 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. As of July 2018 the repurchase authority had been exhausted. In August 2018 the Company's Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. For additional details regarding the common stock repurchase program refer to Note 9, "Stockholders' Equity."
Other. For 2018, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. Total rent expense under operating leases was $4.4 million for the three months ended September 30, 2018 and 2017, respectively, and $13.2 million and $13.4 million for the nine months ended September 30, 2018 and 2017, respectively.
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
For purposes of the LTIP performance period for 2016-2018, adjusted OCF was as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net (loss) income	$(481)	$3,727	$(946)	$6,078
Plus (Less): Provision for income taxes	(446)	171	(701)	1,945
Plus (Less): Other expense (income)	110	(359)	56	(415)
Less: Interest income	(384)	(214)	(1,009)	(490)
Operating (loss) income	(1,201)	3,325	(2,600)	7,118
Plus: Depreciation, amortization and accretion	2,785	2,775	8,168	8,849
EBITDA (as defined by the Company)	1,584	6,100	5,568	15,967
Less: Purchases of property and equipment	(1,630)	(1,816)	(5,094)	(7,020)
Plus: Severance	146	51	147	51
Adjusted OCF (as defined by the Company)	$100	$4,335	$621	$8,998
For purposes of the 2018 STIP and the LTIP performance period for 2017-2019 and 2018-2020, adjusted operating and capital expenses were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Operating expenses	$43,677	$40,311	$128,818	$120,287
Less: Depreciation, amortization and accretion	(2,785)	(2,775)	(8,168)	(8,849)
Less: Severance	(146)	(51)	(147)	(51)
Less: Stock based compensation	1,423	(862)	3,922	(2,815)
Adjusted operating expenses (as defined by the Company)	42,169	36,623	124,425	108,572
Plus: Purchases of property and equipment	1,630	1,816	5,094	7,020
Adjusted operating and capital expenses (as defined by the Company)	$43,799	$38,439	$129,519	$115,592
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2018, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 11, "Commitments and Contingencies" in the Notes to Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2017 Annual Report have not materially changed during the quarter ended September 30, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases made by the Company during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(Dollars in thousands)
July 1 to 31, 2018	36,542	$15.25	36,542	—
August 1 to 31, 2018	—	$—	—	10,000
September 1 to 31, 2018	—	$—	—	10,000
For the three months ended September 30, 2018	36,542	$15.25	36,542
(1) Average price paid per share excludes commissions of approximately $1,461.68
For additional details regarding purchases made by the Company refer to Note 9, "Stockholders' Equity". The above table excludes shares repurchased to settle employee tax withholding related to the vesting of equity awards.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.					Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 25, 2018					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 25, 2018					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 25, 2018					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 25, 2018					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: October 25, 2018	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)