Form 10-K
period 2018-12-31
Spok Holdings, Inc
filed 2019-02-28
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $348.1 million based on the closing price of $17.43 per share on the NASDAQ National Market® on June 30, 2018.
The number of shares of registrant’s common stock outstanding on February 22, 2019 was 19,342,655.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2019, are incorporated by reference into Part III of this Report.

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

•
Our ability to design and develop an integrated clinical communications and collaboration platform to address mobile communications, clinical alerting, nursing and workflow functions at state of the art hospitals that gains market acceptance and wide-spread use by customers

•	Our ability to address changing market conditions with new or revised software solutions

•	Our ability to retain key management personnel and to attract and retain talent within the organization

•	Our ability to manage change related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally

•	Competition for our services and products from new technologies or those offered and/or developed from firms that are substantially larger and have much greater financial and human capital resources

•	The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions

•	We may experience litigation claiming intellectual property infringement by us, and we may not be able to protect our rights in intellectual property that we own and develop

•	Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services

•	Those matters discussed in this Annual Report under Item 1A “Risk Factors.”
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
Our headquarters is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2018 Annual Report on Form 10-K ("2018 Form 10-K").)
We are a provider of paging services and select software solutions in the United States and abroad, on a limited basis, in Europe, Canada, Australia, Asia and the Middle East. We offer our services and products to three major market segments: healthcare, government, and large enterprise, with a greater emphasis on the healthcare market segment.
Industry Overview
We deliver smart, reliable clinical communication and collaboration solutions to help protect the health, well-being, and safety of people around the globe, primarily in the United States. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization, and public safety response.
We develop, sell, and support enterprise-wide systems primarily for healthcare and other organizations needing to automate, centralize, and standardize their approach to clinical communications. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers.
Our primary market is healthcare providers, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software solutions as well as our paging services. Within this market, we have identified the following dynamics and have focused our efforts to address these dynamics:

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
Sales and Marketing
Sales. We market and distribute our clinical communication and collaboration solutions through a direct sales force and an indirect sales channel.
The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000; healthcare and related businesses; and Federal, state, and local government agencies. We will continue to market primarily to commercial enterprises, with a focus on healthcare organizations, interested in our communication solutions. We maintain a sales presence in key markets throughout the United States, and in limited markets internationally including our Asia-Pacific sales team, in an effort to gain new customers and to retain and increase sales to existing customers. The direct sales force targets leadership responsible for the procurement of clinical communication and collaboration solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, and contact center managers. The timing for a direct sale varies, but may take from six to 18 months depending on the type and scope of software solution.

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

•
Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society, College of Healthcare Information Management Executives, Association of Medical Directors of Information Systems, American Organization of Nurse Executives, Becker's Healthcare Conference, and other Healthcare Information technology related shows and conferences;

•	Webinars about customer successes, current industry trends, and our solutions;

•	Social media involvement to provide information regarding upcoming educational events or new product offerings;

•	Industry analyst relationships;

•	Newsletters and blog posts to provide information about industry trends and our solutions to customers, prospects, and alliances; and

•	Annual customer conferences that solicit feedback on our solutions and services.
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
Although the capacities of our networks vary by geographic area, we have excess capacity at a consolidated level. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which we believe will result in lower operating expenses due primarily to lower site rent expenses. As we continue to implement our network rationalization plan, we expect to have fewer transmitters that can be removed efficiently from our networks and still maintain the level of service required for our customers, and thus the benefits of network rationalization will decline. We expect related cost savings will begin to slow in 2019 as compared to historical cost savings. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we will be unable to continue our efforts to rationalize and consolidate our networks. Our messaging networks and related infrastructure are located exclusively in the United States.
Generally, our software solutions do not require licenses or permits from Federal, state and/or local government agencies in order to be sold to customers. However, certain of our software products are subject to regulation by the United States Food and Drug Administration ("FDA") and are subject to certification by the Joint Interoperability Test Command to be sold to the branches of the armed services of the United States and the United States government. (see “Regulation” below).

Our Strategy
Our goal is to continue to execute on our vision of integrated communication and collaboration enterprise solutions. In doing so, we will strengthen our core product offerings and offer new solutions as we continue to focus on serving the mission critical needs of our customers, while operating an efficient and profitable business strategy.
Critical aspects of our strategy include:
Growth of our software revenue and bookings — We expect to continue to substantially increase our investment in sales and marketing, product implementation, product development and customer support to drive software, services and maintenance bookings and revenue growth. We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for sales and close those opportunities in the form of bookings. We have established software revenue and software operations bookings as key performance objectives for our consolidated operations in 2019.
We have an ongoing initiative to further penetrate the hospital segment in the United States and while we believe there is a significant opportunity to sell clinical communication and collaboration solutions to hospitals located outside the United States our focus is on the domestic market. We intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in healthcare.
Retention of our wireless subscribers and revenue stream — We will continue to focus on reducing the rate of subscriber disconnects and minimize the rate of wireless revenue erosion. We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and “campus” type environments and critical mission notification. We will continue to focus on network reliability and customer service to help minimize the rate of subscriber disconnects. We have established wireless revenue as a key performance objective for our consolidated operations in 2019.
We recognize that the number of our wireless subscribers, our units in service and the related revenue will continue to decline. We intend to continue reducing our underlying cost structure impacting this wireless revenue stream. We will reduce payroll and related expenses as well as network related expenses as necessary in light of the declining wireless revenue. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business. We have established operating and capital expenditures as a key performance objective for our consolidated operations in 2019.
Invest in our future solutions — The market for clinical communication and collaboration solutions is expected to grow as healthcare continues to change. Focus on patient satisfaction, population health management, reimbursement changes and emphasis on quality improvement and care coordination are all driving an evolution in communication and collaboration between previously disparate departments and systems within and outside hospitals and across the healthcare ecosystem. Maintaining our position as a leader in healthcare communication and collaboration requires us to continue development of our integrated platform and invest in the key areas of customer need including: 1) mobility, 2) integrated platform, 3) nursing and physician solutions and 4) alerting. We will continue to increase our spending on product development and strategy in 2019 and beyond to develop these solutions and compete in the changing marketplace. Investment in our future solutions is discussed in further detail under "Research and Development." We have established specific product development related activities as a key performance objective for our consolidated operations in 2019.
Return capital to our stockholders — We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.125 per share of common stock or $0.50 annually in 2019. We will continue to evaluate both market and Company factors to determine whether a common stock repurchase program is an appropriate method to return capital to our stockholders.
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
The demand for one-way and two-way messaging services declined during the years ended December 31, 2018, 2017 and 2016 and we believe demand will continue to decline for the foreseeable future. Wireless products and services revenue represented 56%, 59% and 61% of total consolidated revenue for the years ended December 31, 2018, 2017 and 2016, respectively. As demand for one-way and two-way messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities to provide customers the highest value possible.
Software. Dependable clinical communications are paramount for individuals in healthcare and a host of other industries. We offer a number of solutions, providing our customers with the ability to communicate anywhere, anytime across a number of situations. Our solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging, and for public safety notifications. We offer clinical communication and collaboration solutions in four major product categories:
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

Mobile Communications

•
Spok Mobile®: Simplifies communications and strengthens care by using smartphones and tablets for secure code alerts, patient updates, results, consult requests, and much more. Allows users to access the full directory of accurate contact information to send messages/photos/videos to smartphones and other devices, and to ensure clinical communications are logged, all with security, traceability, and reliability.

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

•
Professional Services: We offer a full suite of professional services which are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation, and training services. For software solution implementations, our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms to implement our solutions for customers depending on the circumstances. Professional services revenue represented 11% of total consolidated revenue for the year ended December 31, 2018 and 10% of total consolidated revenue for each of the years ended December 31, 2017 and 2016.

•
Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our software solutions. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization.  The customer support organization provides support 24 hours a day, 7 days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage.  The Spok support service is augmented by third party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e. maintenance revenue) represented 23%, 23% and 21% of total consolidated revenue for the years ended December 31, 2018, 2017 and 2016 respectively.

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
We sell third party equipment for use with our software solutions. The third-party equipment that we sell is generally available and does not require any specialty manufacturing to accommodate our software solutions.
We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future.

Intellectual Property
As of December 31, 2018, we held 71 trademarks and 17 patents which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and are integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2019 to 2032 and can be extended for 10 year periods upon renewals.
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
We offer our communication services and products primarily in the United States and to three major market segments: healthcare, government and large enterprise, but with a greater emphasis on the healthcare market segment. For the years ended December 31, 2018, 2017 and 2016, revenues from healthcare customers accounted for approximately 77.9%, 74.6% and 70.3% of our total revenues, respectively. We expect the trend of an increasing percentage of our total revenue to come from the healthcare segment to continue, even as our total revenue declines due to our subscriber erosion from our wireless services. No single customer accounted for more than 10% of our total revenues in 2018, 2017 or 2016. For the years ended December 31, 2018, 2017 and 2016, foreign sales represented approximately 2.9%, 2.6% and 3.2% of our consolidated revenue, respectively.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Backlog
Our software backlog of undelivered or in-progress orders was $40.4 million and $42.3 million at December 31, 2018 and 2017, respectively. Of the current backlog, we expect to deliver and complete all but $7.2 million in 2019.
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
We also have a number of competitors whose software products compete with one or more modules of our clinical communication and collaboration solutions. These competitors are a mix of privately held and public companies that offer a number of call center, alerting and mobile communication products. Our primary competitive advantages include having:

•	An integrated product suite;

•	A communication-driven workflow;

•	Certifications, such as those through the Joint Interoperability Test Command (See "Joint Interoperability Test Command" below) and the FDA; and

•	A complete directory of contacts throughout the customer enterprise.

Although there are no competitors that offer a similar comprehensive set of software modules that match our product offerings, there are several competitors who offer software similar to many of our solutions. As we continue our transition to a software company the Company's competitive landscape will continue to evolve. Selected competitors for portions of our product portfolio include:

•	Alaska Communications Systems Group, Inc. - Mobile communications solutions;

•	Appfolio, Inc. - Cloud-based software solutions;

•	Boingo Wireless, Inc. - Mobile communications solutions;

•	Castlight Health, Inc. - Software as a service health benefits platform;

•	Computer Programs and Systems, Inc. - Healthcare IT solutions;

•	Everbridge, Inc. - Clinical alerting solutions;

•	Evolent Health, Inc. - Healthcare delivery and payment solutions;

•	Five9, Inc. - Cloud-based solutions;

•	Globalstar, Inc. - Mobile communications solutions;

•	HealthStream, Inc. - healthcare development solutions;

•	LivePerson,Inc. - Mobile and online messaging solutions;

•	MobileIron, Inc. - Mobile communications solutions;

•	Model N, Inc. - Revenue management cloud solutions;

•	NextGen Healthcare, Inc. - Medical and Dental software, services, and analytic solutions;

•	ORBCOMM Inc. - Network connectivity and device management solutions; and

•	Vocera Communications, Inc. - Mobile communications solutions;

In addition, substantially larger companies in the electronic medical records ("EMR") space such as Epic Systems Corporation, Athenahealth, Inc. and Allscripts Healthcare Solutions, Inc. may choose to offer software related solutions similar to our clinical communication and collaboration solutions, or may acquire one of our competitors.
Research and Development
We maintain a product development group, a substantial portion of which is focused on developing new software products, especially with respect to developing an integrated platform for communications solutions and additional enhancements. Within our research and development group is a separate task force focused on ongoing maintenance and enhancement of existing point-solution products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, regulatory requirements, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings, and development time and expense.
We continue to focus our product development activities on developing our clinical communication and collaboration, Spok Care Connect®. This unified communication solution focuses on four key areas of customer need: mobility offerings, an integrated platform, alerting, and nursing solutions. The development of Spok Care Connect requires a multi-year effort by a dedicated product development staff and will be deployed in multiple phases which include planned development and enhancements. We believe that development of the Spok Care Connect Platform will drive long-term stockholder value and play an important role in determining the future success of our strategy.
We plan to continue to invest in our research and development efforts to build a fully integrated communications and workflow platform for hospitals focused on mobility, critical alerting, and nursing care with full enterprise accessibility. However, we expect our research and development expenses will begin to grow at a slower pace in 2019.
Employees
At both December 31, 2018 and 2017 we had 596 full time equivalent (“FTE”) employees, respectively. Our employees are not represented by labor unions or covered by a collective bargaining agreement.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2019 to regulatory policy or regulations.
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
Available Information
We make available on our website at http://www.spok.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the United States Securities and Exchange Commission ("SEC"). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines” and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.

ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2018 Form 10-K or presented elsewhere by management from time to time.
The rate of wireless subscriber and revenue erosion could exceed our ability to reduce wireless operating expenses in order to maintain overall positive operating cash flow.
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
We expect our wireless subscriber results, units in service and revenue will continue to decline into the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in selected wireless operating expenses. Reductions in wireless operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. As we require fewer services and products from our vendors, our negotiating leverage to lower our costs is diminished. There can be no assurance that we will be able to reduce our wireless operating expenses commensurate with the level of revenue erosion. The inability to reduce wireless operating expenses would have a material adverse impact on our business, financial condition and statement of income including our continued ability to remain profitable, produce positive operating cash flow, continue our research and development investment in our Spok Care Connect Platform, pay cash dividends to stockholders, and repurchase shares of our common stock.
We may be unable to effectively develop, introduce and deploy our integrated communications platform, Spok Care Connect, which is the basis for our future growth.
Our future revenue growth depends on our ability to develop, introduce and effectively deploy our communication and collaboration platform. This multi-year effort will require the coordination of multiple development teams dedicated to this task. Simultaneously with this new development effort, we must continue to improve and support our existing suite of products to transition to the integrated clinical communication and collaboration platform. We foresee the following risks inherent in our research and product development efforts:

•	Requirements Definition - Our plans for a communication and collaboration platform may not meet the market's needs or customer expectations and could result in low market demand and/or acceptance.

•
Product Scope and Schedule - Product scope may be subject to growth from market-led requirements, new technology, or competitors expanding product capabilities or entering into adjacencies. We may fail to manage the scope of our software development activities effectively, resulting in delays to meet key milestones, achieve network solutions on a fully integrated basis, or solve coding problems in a timely and efficient manner. In addition, the continuing software development efforts on our existing products could distract management time and focus on developing our communication and collaboration platform.

•
Staffing and Organization - The development of the communication and collaboration platform requires the hiring of new staff. We may be unable to attract, in a timely manner, the qualified staff to meet our requirements. The organizational changes and new hires necessary to address our development requirements could create attrition risk for our current staff.

•
Operational Readiness - Even if the development of the communication and collaboration platform occurs as we have planned, we may not be prepared or ready to sell, deliver and support the new platform technology.

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
Over 75 percent of our revenue for wireless services and software products comes from sales to hospitals and other healthcare provider organizations in the United States. These customers, both non-profit and for-profit, are greatly affected by healthcare reform and the reimbursement policies of the federal and state governments and health insurance companies, and any decline in revenue received by our customers due to adverse economic conditions or legislative or regulatory changes could significantly affect the type and amount of services and products they order from us. We do not anticipate any flexibility in increasing prices for our wireless services notwithstanding general inflation due to an unrelenting focus by our customers on their cost structures, and our customers could be slow to invest in our software products and professional services due to budgetary pressures.
If we are unable to retain key management personnel, we might not be able to find suitable replacements in a timely manner, or at all, and our business could be disrupted.
Our success is largely dependent upon the continued service, availability and performance of key personnel, including our Chief Executive Officer, senior management team and other highly skilled personnel, particularly in product development, product strategy and sales. We believe that there is, and will continue to be, intense competition for qualified personnel in the telecommunication and software industries, and there is no assurance that we will be able to attract, motivate and retain the personnel necessary for the management and development of our business. Turnover, particularly among senior management, can also create distractions as we search for replacement personnel, which could result in significant recruiting, relocation, training and other costs, and could cause operational inefficiencies as replacement personnel become familiar with our business and operations. In addition, manpower in certain areas may be constrained, which could lead to disruptions over time. The elimination or reconfiguration of employee responsibilities could impact retention decisions by key executives and personnel. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product. Moreover, the loss of these key employees, particularly to a competitor, some of which may be in a position to offer greater compensation, and any resulting loss of customers could reduce our market share and diminish our brands.
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
Growth in our software revenue and bookings and maintenance of our wireless revenue and subscriber base is dependent on the productivity of our sales organization. From time to time it may be necessary to reorient our sales representatives to focus on specific market segments, product lines or new software solutions or to remove underperforming individuals which may require additional resources to maintain productivity. The impact of these changes could adversely impact our ability to achieve our sales productivity goals. We have also identified the following risks that could impact our sales productivity:

•
Customer Dissatisfaction and Spok's Reputation - We may experience customer dissatisfaction with our solutions that could result in lost opportunities for sales. Potential low ratings of our solutions may result in us being excluded from consideration by both customers and prospects with respect to future opportunities. In addition, fewer customer references for our solutions could impact our ability to prospect new sales.

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
Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take six to 18 months depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software, as well as educating ourselves as to the clinical needs of our customers. The inherent unpredictability of decision making in our target market segment of healthcare resulting from customer budget constraints, multiple approvals and administrative issues may result in fluctuating bookings and revenue from month to month, quarter to quarter and year to year. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. Each month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.
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
Wireless service to our customers could be adversely impacted by network rationalization.
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
We may be unable to find vendors able to supply us with wireless paging equipment based on future demands.
We purchase paging equipment from third party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment or increase prices for devices. There can be no assurance that we will continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow us to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact our ability to provide certain wireless messaging services and could have a material adverse effect on our business, leading to further wireless revenue erosion.
We may be unable to maintain successful relationships with our channel partners.
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
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in wireless operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code (“IRC”) Section 382, our financial condition and statement of operations may be materially affected.
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
Intellectual property infringement litigation has become commonplace, particularly in the wireless and software industries in which we operate. This litigation can be protracted, expensive, and time consuming. There is no assurance that we will remain immune to this litigation. Any such claims, whether meritorious or not, could be time consuming and costly in terms of both resources and management time.
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
Our software solutions may handle or have access to personal health information subject in the United States to HIPAA, HITECH and related regulations as well as legislation and regulations in foreign countries. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we and our software solutions must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers, and have a material adverse impact on our software sales. In addition to personal health information the Company may handle or have access to personal information subject in the European Union to General Data Protection Regulations (GDPR). The GDPR imposes several stringent requirements for controllers and processors of personal data and will increase our obligations, including, for example, by requiring more robust disclosures to individuals, strengthening the individual data rights regime, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, and imposing additional obligations when we contract third party processors in connection with the processing of personal data. The GDPR could limit our ability to use and share personal data or could cause our costs to increase and harm our business, financial condition, operating results and cash flows. Failure to comply with the requirements of the GDPR and the applicable European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by the GDPR we may be required to put in place additional mechanisms which could be onerous and adversely affect our business, financial condition, results of operations and prospects.
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
Further, the consequences of the implementation of changes to healthcare reform legislation continue to impact both the economy in general and the healthcare market in particular. The uncertainty created by the possibility of changes to the legislation is impacting customer decision making and information technology plans in our key healthcare market. We are unable to predict the full consequences of this uncertainty on our operations. Adverse changes in the economic environment could adversely impact our ability to market and sell our wireless and software solutions to healthcare customers.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 28, 2019.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Springfield, Virginia, and consists of approximately 18,000 square feet of space under a lease that expires on March 31, 2021. At December 31, 2018, we leased facility space, including our executive headquarters, sales offices, technical facilities, warehouse and storage facilities in 61 locations in 28 states in the United States, one facility in Australia and one facility in the Middle East. The total leased space is approximately 171,000 square feet. At December 31, 2018, we owned four small parcels of land in three states in the United States.
At December 31, 2018, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 3,238 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2018, we had 3,934 active transmitters on leased sites which provide service to our customers.

ITEM 3. LEGAL PROCEEDINGS
Refer to Note 9, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “SPOK.”
Holders of Common Stock
As of February 22, 2019, there were 3,064 holders of record of our common stock.
Dividends
The Company declared dividends totaling $10.1 million and $10.3 million during 2018 and 2017, respectively, and expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors, in 2019. Cash dividends declared for the years ended December 31, 2018 and 2017, respectively, include dividends related to unvested restricted stock units (“RSUs”) and shares of unvested restricted common stock (“restricted stock”) granted under the Spok Holdings, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

The following table details information on our dividends declared and cash distributions since the formation of the Company through the year ended December 31, 2018:

Year	Dividends Declared Per Share Amount	Total Payment(1)
		(Dollars in thousands)
2005	$1.500	$40,691
2006(2)	3.650	98,904
2007(3)	3.600	98,250
2008(4)	1.400	39,061
2009(3)	2.000	45,502
2010(3)	2.000	44,234
2011	1.000	22,121
2012(5)	0.750	16,512
2013	0.500	12,312
2014	0.500	10,826
2015(6)	0.625	13,333
2016(7)	0.750	10,287
2017	0.500	15,234
2018	$0.500	$10,064
Total	$19.275	$477,331

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	On August 8, 2006, we announced the adoption of a regular quarterly cash distribution of $0.65 per share of common stock.

(3)	The cash distribution includes an additional special one-time cash distribution to stockholders of $1.00 per share of common stock.

(4)	On May 2, 2008, our Board of Directors reset the quarterly cash distribution rate to $0.25 per share of common stock from $0.65 per share of common stock.

(5)	On July 30, 2012, our Board of Directors reset the quarterly cash distribution rate to $0.125 per share of common stock from $0.25 per share of common stock.

(6)	The cash distribution includes an additional special one-time cash distribution to stockholders of $0.125 per share of common stock.

(7)	The per share amount includes a special one-time dividend of $0.25 per share of common stock declared in 2016 but payable to stockholders in 2017.
On February 27, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 15, 2019, and a payment date of March 29, 2019. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2013 to December 31, 2018, against the cumulative total return of the NASDAQ Composite Index®, the NASDAQ Telecommunications Index® and the S&P Health Care Technology Index for the same period.
The chart below assumes that on December 31, 2013, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2013 to December 31, 2018.

	December 31,
	2013	2014	2015	2016	2017	2018
Spok Holdings, Inc.	$100.00	$125.61	$137.40	$162.28	$126.03	$110.41
NASDAQ Composite	100.00	114.62	122.81	133.19	172.11	165.84
NASDAQ Telecommunications	100.00	102.75	100.20	106.61	130.48	130.76
S&P Health Care Technology	100.00	116.00	107.95	84.98	120.90	94.08

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to common stock repurchased by us (excluding the purchase of common stock for tax withholdings) during the three months ended December 31, 2018.

For the Three Months Ended	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
				(Dollars in thousands)
October 1 - October 31, 2018	—	$—	—	10,000
November 1 - November 30, 2018	—	$—	—	10,000
December 1 - December 31, 2018	263,000	$13.10	263,000	6,555
Total	263,000	$13.10	263,000
(1) Average price paid per share excludes commissions of $10,520.
(2) In February 2018, the Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018.
(3) In August 2018, the Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018. In November 2018, the Board of Directors authorized an extension of this repurchase authority through December 31, 2019.
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. In August 2018, the Company's Board of Directors reset the repurchase authority under the share repurchase program to $10.0 million which was set to expire on December 31, 2018. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019.
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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2018 and 2017.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Statement of Operations” (“MD&A”), the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this 2018 Form 10-K. The amounts below related to current and total assets have been revised for 2017. For more information on these changes, refer to Note 1, "Organization and Significant Accounting Policies" of the Consolidated Financial Statements for additional information.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands except per share amounts)
Statements of Operations Data:
Revenues	$169,474	$171,175	$179,561	189,628	200,273
Operating expenses	172,647	160,469	157,408	164,528	172,122
Operating (loss) income	(3,173)	10,706	22,153	25,100	28,151
Net (loss) income	(1,479)	(15,306)	13,979	80,246	20,745
Basic and diluted net (loss) income per common share	(0.08)	(0.76)	0.68	3.74	0.96
Cash dividends declared per common share	0.50	0.50	0.75	0.625	0.50

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$130,978	$144,303	$155,862	$141,613	$142,761
Total assets	327,712	348,004	388,087	386,433	337,890
Long-term liabilities, excluding deferred revenue	7,734	8,075	8,921	8,972	8,131
Stockholders’ equity	274,554	290,529	322,087	329,564	279,059

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATEMENT OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussion under “Organization and Significant Accounting Policies” (refer to Note 1), which describes key estimates and assumptions we make in the preparation of our consolidated financial statements; the cautionary language that appears under the title "Forward Looking Statements" immediately following the Table of Contents; “Item 1. Business,” which describes our operations; and “Item 1A. Risk Factors,” which describes key risks associated with our operations and markets in which we operate. A reference to a “Note” in this section refers to the accompanying Notes to Consolidated Financial Statements.
Overview and Highlights
We are a comprehensive provider of clinical communication and collaboration solutions for enterprises. We offer a suite of unified clinical communication and collaboration solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety response. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable of addressing a customer’s mission clinical communications needs. We develop, sell and support enterprise-wide systems for healthcare and other organizations needing to automate, centralize and standardize their approach to clinical communications. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers. Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software and wireless solutions.

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
2018 Highlights
Total revenue declined by 1.0% or $1.7 million during 2018 compared to 2017, primarily as a result of moderate growth in software revenue, offset by the continued and expected decline in wireless revenue. This represents a $6.7 million improvement in the decrease of consolidated revenues period over period as compared to the year ended December 31, 2017 and brings us closer to consolidated revenue growth as we continue our transition into a software company. The anticipated rate of decline in wireless revenues has trended favorably over the last several years continuing in 2018 as we saw the lowest level of erosion in the last five years, declining at a rate of only 6.8%. As expected, our operating expenses increased by 7.6% or $12.2 million during 2018 compared to 2017, driven primarily by our continued investment in the development of the Spok Care Connect Platform and the related research and development costs. We believe increases in staffing and the use of outside services in research and development will begin to grow at a slower pace in 2019. As future sales related to our research and development efforts begin to materialize, we expect those costs will decrease as a percentage of total revenues and begin to return to normalized levels. We returned approximately $23.6 million of capital to stockholders in the form of cash dividends and share repurchases.
2017 Highlights
Total revenue declined by 4.7% or $8.4 million during 2017 compared to 2016, driven primarily by a continued and expected decline in wireless revenue while software revenue remained relatively flat for the same period. This is a $1.7 million improvement in the decrease of consolidated revenues period over period as compared to the year ended December 31, 2016. We continue to see a trend in wireless revenue as the decline year over year has decreased for the past five consecutive years. Our operating expenses increased by 1.9% or $3.1 million during 2017 compared to 2016, driven primarily by our continued investment in the development of the Spok Care Connect Platform and the related research and development costs. We returned approximately $20.3 million of capital to stockholders in the form of cash dividends and share repurchases.
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

Beginning in 2018 with the adoption of ASC 606 our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s intellectual property ("IP") as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Our wireless, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
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

•
Technology operations. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance expenses in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur as our networks continue to be consolidated for the foreseeable future. Technology operations was formally referred to as service, rental and maintenance.

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

Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016:

(Dollars in thousands)	2018	Change		2017	Change		2016
Revenues:
Wireless	$94,277	(6,911)	(6.8)%	$101,188	$(8,402)	(7.7)%	$109,590
Software	75,197	5,210	7.4%	69,987	16	—%	69,971
Total revenue	169,474	(1,701)	(1.0)%	171,175	(8,386)	(4.7)%	179,561
Operating expenses:
Cost of revenue	32,408	3,990	14.0%	28,418	(2,231)	(7.3)%	30,649
Research and development	24,464	5,762	30.8%	18,702	5,235	38.9%	13,467
Technology operations	31,356	(146)	(0.5)%	31,502	(1,232)	(3.8)%	32,734
Selling and marketing	24,553	1,730	7.6%	22,823	(1,945)	(7.9)%	24,768
General and administrative	49,097	1,697	3.6%	47,400	4,573	10.7%	42,827
Depreciation, amortization and accretion	10,769	(855)	(7.4)%	11,624	(1,339)	(10.3)%	12,963
Total operating expenses	172,647	12,178	7.6%	160,469	3,061	1.9%	157,408
Operating (loss) income	(3,173)	(13,879)	(129.6)%	10,706	(11,447)	(51.7)%	22,153
Interest income	1,638	919	127.8%	719	444	161.5%	275
Other income (expense)	(650)	(784)	(585.1)%	134	(409)	(75.3)%	543
(Loss) income before income tax benefit (expense)	(2,185)	(13,744)	(118.9)%	11,559	(11,412)	(49.7)%	22,971
Income tax (benefit) expense	706	27,571	(102.6)%	(26,865)	(17,873)	198.8%	(8,992)
Net (loss) income	$(1,479)	$13,827	(90.3)%	$(15,306)	$(29,285)	(209.5)%	$13,979

Supplemental information
FTEs	596	—	—%	596	9	1.5%	587
Active transmitters	3,934	(96)	(2.4)%	4,030	(129)	(3.1)%	4,159

The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 adjusted to exclude the adoption of ASC 606:

(Dollars in thousands)	2018(1)	Change		2017	Change		2016
Revenues:
Wireless	$94,277	(6,911)	(6.8)%	$101,188	$(8,402)	(7.7)%	$109,590
Software	73,265	3,278	4.7%	69,987	16	—%	69,971
Total revenue	167,542	(3,633)	(2.1)%	171,175	(8,386)	(4.7)%	179,561
Operating expenses:
Cost of revenue	32,408	3,990	14.0%	28,418	(2,231)	(7.3)%	30,649
Research and development	24,464	5,762	30.8%	18,702	5,235	38.9%	13,467
Technology operations	31,356	(146)	(0.5)%	31,502	(1,232)	(3.8)%	32,734
Selling and marketing	24,250	1,427	6.3%	22,823	(1,945)	(7.9)%	24,768
General and administrative	49,097	1,697	3.6%	47,400	4,573	10.7%	42,827
Depreciation, amortization and accretion	10,769	(855)	(7.4)%	11,624	(1,339)	(10.3)%	12,963
Total operating expenses	172,344	11,875	7.4%	160,469	3,061	1.9%	157,408
Operating (loss) income	(4,802)	(15,508)	(144.9)%	10,706	(11,447)	(51.7)%	22,153
Interest income	1,638	919	127.8%	719	444	161.5%	275
Other income (expense)	(664)	(798)	(595.5)%	134	(409)	(75.3)%	543
(Loss) income before income tax benefit (expense)	(3,828)	(15,387)	(133.1)%	11,559	(11,412)	(49.7)%	22,971
Income tax (benefit) expense	706	27,571	(102.6)%	(26,865)	(17,873)	198.8%	(8,992)
Net (loss) income	$(3,122)	$12,184	(79.6)%	$(15,306)	$(29,285)	(209.5)%	$13,979

Supplemental information
FTEs	596	—	—%	596	9	1.5%	587
Active transmitters	3,934	(96)	(2.4)%	4,030	(129)	(3.1)%	4,159
(1)Adjusted to exclude the adoption of ASC 606, with the exception of income tax (benefit) expense.

Revenue
The table below details total revenue for the periods stated:

(Dollars in thousands)	2018	Change		2017	Change		2016
Revenue - wireless
Paging revenue	$90,570	$(6,726)	(6.9)%	$97,296	$(7,752)	(7.4)%	$105,048
Product and other revenue	3,707	(185)	(4.8)%	3,892	(650)	(14.3)%	4,542
Total wireless revenue	94,277	(6,911)	(6.8)%	101,188	(8,402)	(7.7)%	109,590

Revenue - software
License	13,042	3,501	36.7%	9,541	709	8.0%	8,832
Services	18,091	461	2.6%	17,630	(964)	(5.2)%	18,594
Equipment	4,995	848	20.4%	4,147	(1,325)	(24.2)%	5,472
Operations revenue	36,128	4,810	15.4%	31,318	(1,580)	(4.8)%	32,898
Maintenance revenue	39,069	400	1.0%	38,669	1,596	4.3%	37,073
Total software revenue	75,197	5,210	7.4%	69,987	16	—%	69,971
Total revenue	$169,474	$(1,701)	(1.0)%	$171,175	$(8,386)	(4.7)%	$179,561
The decrease in wireless revenue during 2018 compared to both 2017 and 2016, respectively, reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the years ended December 31, 2018, 2017 and 2016 was $7.39, $7.51 and $7.67, respectively, while total units in service were 1.0 million for the years ended December 31, 2018 and 2017 and 1.1 million for the year ended December 31, 2016. While demand for wireless services continues to decline, it has done so at a slower rate for each of the periods presented. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
	2018	2017	Change	2018	2017	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	992	1,049	(57)	$90,570	$97,296	$(6,726)	$(1,524)	$(5,202)

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
	2017	2016	Change	2017	2016	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	1,049	1,111	(62)	$97,296	$105,048	$(7,752)	$1,979	$(5,773)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
The increase in software operations revenue during 2018 when compared to 2017 primarily reflects an increase in the size and value of projects being worked during 2018 as compared to the same period in 2017 as well as the acceleration of license revenue due to a change in revenue rules resulting from the adoption of ASC 606. The decrease in operations revenue during 2017 when compared to 2016 primarily reflects a decrease in the number and size of projects completed during 2017 as compared to the same period in 2016.

The continued increase in maintenance revenue for each of the periods stated reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The renewal rates for maintenance revenue, including the annual uplifts, for the years ended December 31, 2018, 2017 and 2016 were in excess of 99%. We achieve very high maintenance revenue renewal rates compared to many companies that have software offerings, and we may experience a downward trend in maintenance renewals as communications technology and services continue to advance, and customers have more choices and opportunities to shift to newer solutions for their communication and work flow needs.
Supplemental Revenue Discussion - ASC 605 Analysis
The table below details total software revenue, adjusted to exclude the adoption of ASC 606, for the periods stated:

(Dollars in thousands)	2018(1)	Change		2017	Change		2016
Revenue - software
License	$9,042	$(499)	(5.2)%	$9,541	$709	8.0%	$8,832
Services	18,869	1,239	7.0%	17,630	$(964)	(5.2)%	18,594
Equipment	5,071	924	22.3%	4,147	(1,325)	(24.2)%	5,472
Operations revenue	32,982	1,664	5.3%	31,318	(1,580)	(4.8)%	32,898
Maintenance revenue	40,283	1,614	4.2%	38,669	1,596	4.3%	37,073
Total software revenue	$73,265	$3,278	4.7%	$69,987	$16	—%	$69,971
(1) Adjusted to exclude the adoption of ASC 606
The increase in operations revenue for the twelve months ended December 31, 2018 primarily reflects an increase in the number and size of projects in process and completed as compared to the same period in 2017 and 2016. The increase in maintenance revenue for twelve months ended December 31, 2018 and 2017 reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The maintenance revenue renewal rates for the twelve months ended December 31, 2018, 2017 and 2016 were in excess of 99%.
Operating Expenses
Certain immaterial prior period amounts, within individual operating expense categories, have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations nor did they have any effect on the total operating expense amounts they are a part of.
Cost of revenue. Cost of revenue consisted primarily of the following items:

Cost of revenue	2018	Change		2017	Change		2016
(Dollars in thousands)
Payroll and related	$19,535	$1,729	9.7%	$17,806	$(310)	(1.7)%	$18,116
Cost of sales	10,571	2,453	30.2%	8,118	(1,992)	(19.7)%	10,110
Stock based compensation	249	70	39.1%	179	123	219.6%	56
Other	2,053	(262)	(11.3)%	2,315	(52)	(2.2)%	2,367
Total cost of revenue	$32,408	$3,990	14.0%	$28,418	$(2,231)	(7.3)%	$30,649
FTEs	178	(7)	(3.8)%	185	4	2.2%	181
Cost of revenue expense increased for the year ended December 31, 2018 compared to December 31, 2017 primarily due to the increase in cost of sales and payroll and benefits. The increase in cost of sales is primarily due to an increase in the usage of third party implementation resources and an increase in equipment revenue which caused a corresponding increase in cost of sales.
Cost of revenue expense decreased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to the reduction in cost of sales. Of the $2.0 million reduction in cost of sales, $1.2 million was attributable to a decrease in cost of sales directly related to the decrease in equipment revenue over the same periods and the remaining $0.8 million related to reduction in the usage of third party professional service resources.

Research and development. Research and development consisted primarily of the following items:

Research and development	2018	Change		2017	Change		2016
(Dollars in thousands)
Payroll and related	$17,567	$2,830	19.2%	$14,737	$3,761	34.3%	$10,976
Outside services	6,149	2,763	81.6%	3,386	1,298	62.2%	2,088
Stock based compensation	236	144	156.5%	92	40	76.9%	52
Other	512	25	5.1%	487	136	38.7%	351
Total research and development	$24,464	$5,762	30.8%	$18,702	$5,235	38.9%	$13,467
FTEs	121	10	9.0%	111	23	26.1%	88
Research and development expense increased for the year ended December 31, 2018 compared to the same periods in 2017 and 2016 primarily as a result of our anticipated increases in payroll and benefits and outside service related costs as we continue to focus on the development efforts of our software solutions. We intend to continue these efforts based on their importance to our continued success and do not anticipate a return to historically low costs. However, we believe increases in staffing and the use of outside services will begin to grow at a slower pace in 2019. These costs will continue to substantially impact margins and our cash flow from operations as the benefits from our development efforts will not be realized for at least one to three years.
Technology operations. Technology operations consisted primarily of the following items:

Technology Operations	2018	Change		2017	Change		2016
(Dollars in thousands)
Payroll and related	$10,792	$525	5.1%	$10,267	$(445)	(4.2)%	$10,712
Site rent	13,948	(281)	(2.0)%	14,229	(343)	(2.4)%	14,572
Telecommunications	3,805	(318)	(7.7)%	4,123	(484)	(10.5)%	4,607
Stock based compensation	95	16	20.3%	79	66	507.7%	13
Other	2,716	(88)	(3.1)%	2,804	(26)	(0.9)%	2,830
Total technology operations	$31,356	$(146)	(0.5)%	$31,502	$(1,232)	(3.8)%	$32,734
FTEs	92	—	—%	92	(5)	(5.2)%	97
Technology operations expense has decreased during each of the periods presented primarily due to reductions in site rent and telecommunications expense. The number of active transmitters declined 2.4% from December 31, 2017 to December 31, 2018 and 3.1% from December 31, 2016 to December 31, 2017. The number of active transmitters directly relates to the amount of site rent and telecommunications expenses we generally incur on an annual basis. We expect savings in site rent and telecommunications expenses to begin slowing in 2019 as compared to historical cost savings. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we will be unable to continue our efforts to rationalize and consolidate our networks.

Selling and marketing. Selling and marketing consisted primarily of the following items:

Selling and marketing	2018	Change		2017	Change		2016
(Dollars in thousands)
Payroll and related	$13,052	$1,256	10.6%	$11,796	$(2,370)	(16.7)%	$14,166
Commissions	6,152	961	18.5%	5,191	(458)	(8.1)%	5,649
Stock based compensation	503	126	33.4%	377	310	462.7%	67
Advertising and events	4,247	(306)	(6.7)%	4,553	641	16.4%	3,912
Other	599	(307)	(33.9)%	906	(68)	(7.0)%	974
Total selling and marketing	$24,553	$1,730	7.6%	$22,823	$(1,945)	(7.9)%	$24,768
FTEs	97	4	4.3%	93	(14)	(13.1)%	107
Selling and marketing expense increased for the year ended December 31, 2018 compared to December 31, 2017 primarily due to an increase in benefits expenses due to higher medical benefit costs incurred across our employee base. The increase in commissions expenses for the year ended December 31, 2018 primarily relates to the increase in operations revenue and the adoption of ASC 606. Selling and marketing expense decreased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to the reduction in payroll and benefits and commissions expense partially offset by increases in stock based compensation, conferences and trade show expenses.
General and administrative. General and administrative consisted primarily of the following items:

General and administrative	2018	Change		2017	Change		2016
(Dollars in thousands)
Payroll and related	$17,677	$599	3.5%	$17,078	$(72)	(0.4)%	$17,150
Stock based compensation	3,871	910	30.7%	2,961	2,295	344.6%	666
Facility rent and office costs	6,492	(1,222)	(15.8)%	7,714	791	11.4%	6,923
Outside services	11,260	852	8.2%	10,408	723	7.5%	9,685
Taxes, licenses and permits	3,295	(926)	(21.9)%	4,221	(33)	(0.8)%	4,254
Bad debt	1,624	1,096	207.6%	528	85	19.2%	443
Other	4,878	388	8.6%	4,490	784	21.2%	3,706
Total general and administrative	$49,097	$1,697	3.6%	$47,400	$4,573	10.7%	$42,827
FTEs	108	(7)	(6.1)%	115	1	0.9%	114
General and administrative expense increased for the year ended December 31, 2018 compared to December 31, 2017 primarily due to an increase in benefits expenses due to higher medical benefit costs incurred across our employee base, stock compensation, outside services and bad debt. The increase in stock based compensation is largely related to additional grants made during the year ended December 31, 2018 which replace awards that vested on December 31, 2017 but were amortized at 50% of the original award due to anticipated forfeitures related to unmet performance obligations. The increase in outside services primarily resulted from the reclassification of expense from facility rent and related costs (which were not made for the same periods in 2017 or 2016) and incremental costs due to the implementation of project management software. The increase in bad debt is related to providing for our estimated exposure to potentially uncollectible accounts receivable.
General and administrative expense increased for the year ended December 31, 2017 compared to December 31, 2016 primarily due to an increase in stock based compensation, outside services and other expenses. The increase in stock based compensation was largely due to additional grants made during the year ended December 31, 2017 and a reduction in stock based compensation during the year ended December 31, 2016 due to the estimated outcome of the 2015 and 2016 grants being reduced to 50% of the original awards. The increase in outside services was largely due to the use of consultants related to the implementation of a new accounting system as well as general staff augmentation throughout 2017. The increase in other was primarily related to increased placement fees for recruiting new hires, computer refresh costs and various other immaterial expenses.
Depreciation, amortization and accretion. For the year ended December 31, 2018 compared to the same period in 2017 depreciation, amortization and accretion expenses decreased by $0.9 million due primarily to various assets becoming fully depreciated during 2018.The decrease of $1.3 million in depreciation, amortization and accretion expenses for the year ended December 31, 2017 compared to the same period in 2016 was primarily due to the full amortization of trademark costs during the first quarter of 2017 and other various intangible costs that were fully amortized during 2016.

Interest income, Other income, and Income tax expense (benefit)
Interest income. Interest income increased for the year ended December 31, 2018, compared to the same periods in 2017 and 2016, respectively, primarily due to higher interest rates earned on the company's cash balances and short term investments.
Other (expense) income. For the year ended December 31, 2018 compared to the same period in 2017 other (expense) income, decreased by $0.8 million primarily as a result of legal and other expenses related to the lawsuit previously reported in the 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. The decrease of $0.4 million in other (expense) income, net for the year ended December 31, 2017 compared to the same period in 2016 was due primarily to a variety of immaterial transactions.
Income tax (benefit) expense. The effects of foreign taxes are immaterial for all periods presented. The following is the effective tax rate reconciliation for the years ended December 31, 2018, 2017 and 2016, respectively (See Note 8, "Income Taxes", for further discussion on our income taxes):

Effective tax rate reconciliation	2018		2017		2016
(Dollars in thousands)
(Loss) income before income tax (benefit) expense	$(2,185)		$11,559		$22,971
Income taxes computed at the Federal statutory rate	$(459)	21.0%	$4,046	35.0%	$8,040	35.0%
State income taxes, net of Federal benefit	306	(14.0)%	472	4.1%	867	3.8%
Impact of 2017 Tax Act	—	—%	24,235	209.7%	—	—%
Research and development and other tax credits	(1,144)	52.4%	(1,775)	(15.4)%	—	—%
Excess executive compensation	281	(12.9)%	—	—%	—	—%
Other	310	(14.2)%	(113)	(1.0)%	85	0.4%
Income tax (benefit) expense	$(706)	32.3%	$26,865	232.4%	$8,992	39.1%
Income tax expense decreased by $27.6 million for the year ended December 31, 2018 compared to the same period in 2017 due primarily to the write-off of deferred tax assets ("DTA's") as a result of the 2017 Tax Act partially offset by research and development and other tax credits. Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2018, we had cash and cash equivalents of $83.3 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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

Cash Flows Overview
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2018, should be adequate to meet anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,			Change Between 2018 and 2017
	2018	2017	2016
	(Dollars in thousands)
Net cash provided by operating activities	$10,315	$15,515	$37,551	$(5,200)
Net cash used in investing activities	(5,826)	(9,171)	(8,229)	3,345
Net cash used in financing activities	(24,276)	(25,001)	(16,723)	725
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased $5.2 million for the year ended December 31, 2018 compared to the same period in 2017 due primarily to an increase in net income of $13.8 million (increase in cash flow), a decrease of $0.9 million in depreciation, amortization and accretion expenses (decrease in cash flow), a decrease in deferred income tax expense of $27.1 million (decrease in cash flow), and an increase of $1.7 million in other non-cash items (increase in cash flow), partially offset by an increase of $1.3 million in stock based compensation expenses (increase in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a $1.7 million increase in accounts payable, accrued liabilities and other (increase in cash flow) and a net $7.9 million lower decrease to assets (increase in cash flow) partially offset by a $3.6 million decrease in deferred revenue (decrease in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities decreased $3.3 million for the year ended December 31, 2018 compared to the same period in 2017 due primarily to costs associated with the Company's business expansion related to research and development during the twelve months ended December 31, 2017 that were not incurred in 2018.
Net Cash Used in Financing Activities. Net cash used in financing activities decreased $0.7 million for the year ended December 31, 2018 from the same period in 2017 due to a lower dividend payment of $5.1 million (primarily from a special dividend payment made during the twelve months ended December 31, 2017) partially offset by $4.4 million greater purchase of common stock (which includes $1.0 million of common stock purchased for tax withholding on vested equity awards).
Cash Dividends to Stockholders. For the year ended December 31, 2018, we paid a total of $10.1 million in cash dividends compared to $15.2 million in cash dividends for the same period in 2017. Cash dividends paid to stockholders in 2018 decreased by $5.1 million primarily due to a special dividend of $0.25 per common stock which was declared in 2016 and paid in 2017.
Future Cash Dividends to Stockholders. On February 27, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 15, 2019, and a payment date of March 29, 2019. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program. For the year ended December 31, 2018, we purchased 929,116 shares of our common stock under the repurchase program for $13.4 million excluding commission. The repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors. In August 2018, the Company's Board of Directors reset the repurchase authority under the share repurchase program to $10.0 million which was set to expire on December 31, 2018. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019. (See Note 7, "Stockholders' Equity", for further discussion on our common stock repurchase program.)
Other. For 2019, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.

Commitments and Contingencies
Contractual Obligations. The following table provides the Company's significant commitments and contractual obligations as of December 31, 2018.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$20,213	$6,716	$9,160	$3,913	$424
Unconditional purchase obligations	$2,614	$1,263	$1,313	$38	$—
Total contractual obligations	$22,827	$7,979	$10,473	$3,951	$424
As of December 31, 2018, our contractual payment obligations under our operating leases for office and transmitter locations are indicated in the table above. For purposes of the table above, purchase obligations are defined as agreements to purchase goods or services that are enforceable, legally binding, noncancelable, has a remaining term in excess of one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. Refer to Note 9, "Commitments and Contingencies", for further discussion on commitments and contingencies.
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
Related Parties
Refer to Note 11, "Related Parties", for further discussion on our related party transactions.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2018, we had no outstanding borrowings or associated debt service requirements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this 2018 Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2019.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders:

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
We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines,” and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders entitled “Related Person Transactions and Code of Conduct.” The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders entitled “Board of Directors and Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2019 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	1. Financial Statements
2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 29

(b)	Exhibits
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
February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 28, 2019
Vincent D. Kelly

/s/ Michael W. Wallace	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2019
Michael W. Wallace

/s/ Royce Yudkoff	Chairman of the Board	February 28, 2019
Royce Yudkoff

/s/ N. Blair Butterfield	Director	February 28, 2019
N. Blair Butterfield

/s/ Stacia A. Hylton	Director	February 28, 2019
Stacia A. Hylton

/s/ Brian O’Reilly	Director	February 28, 2019
Brian O’Reilly

/s/ Matthew Oristano	Director	February 28, 2019
Matthew Oristano

/s/ Todd Stein	Director	February 28, 2019
Todd Stein

/s/ Samme L. Thompson	Director	February 28, 2019
Samme L. Thompson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2019 expressed an unqualified opinion.
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
February 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 28, 2019

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands except share and per share amounts)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$83,343	$103,179
Short-term investments	3,963	3,978
Accounts receivable, net	32,386	29,722
Prepaid expenses and other	9,578	5,752
Inventory, net	1,708	1,672
Total current assets	130,978	144,303
Non-current assets:
Property and equipment, net	10,354	13,399
Goodwill	133,031	133,031
Intangible assets, net	5,417	7,917
Deferred income tax assets, net	46,484	47,679
Other non-current assets	1,448	1,675
Total non-current assets	196,734	203,701
TOTAL ASSETS	$327,712	$348,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,010	$1,305
Accrued compensation and benefits	11,348	11,018
Accrued taxes	1,822	2,547
Deferred revenue	26,285	28,857
Other current liabilities	3,483	4,610
Total current liabilities	44,948	48,337
Non-current liabilities:
Deferred revenue	476	1,063
Other non-current liabilities	7,734	8,075
Total non-current liabilities	8,210	9,138
TOTAL LIABILITIES	53,158	57,475
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 19,389,066 and 20,135,514 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	90,559	99,819
Accumulated other comprehensive loss	(1,301)	(1,088)
Retained earnings	185,294	191,796
TOTAL STOCKHOLDERS’ EQUITY	274,554	290,529
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$327,712	$348,004
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2018	2017	2016
Revenue:
Wireless	$94,277	$101,188	$109,590
Software	75,197	69,987	69,971
Total revenue	169,474	171,175	179,561
Operating expenses:
Cost of revenue	32,408	28,418	30,649
Research and development	24,464	18,702	13,467
Technology operations	31,356	31,502	32,734
Selling and marketing	24,553	22,823	24,768
General and administrative	49,097	47,400	42,827
Depreciation, amortization and accretion	10,769	11,624	12,963
Total operating expenses	172,647	160,469	157,408
Operating (loss) income	(3,173)	10,706	22,153
Interest income	1,638	719	275
Other (expense) income	(650)	134	543
(Loss) income before income tax benefit (expense)	(2,185)	11,559	22,971
Income tax benefit (expense)	706	(26,865)	(8,992)
Net (loss) income	$(1,479)	$(15,306)	$13,979
Basic and diluted net (loss) income per common share	$(0.08)	$(0.76)	$0.68
Basic and diluted weighted average common shares outstanding	19,667,891	20,210,260	20,586,066
Cash dividends declared per common share	$0.50	$0.50	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Twelve Months Ended,
	2018	2017	2016
(Dollars in thousands)
Net (loss) income	$(1,479)	$(15,306)	$13,979
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(49)	11	(109)
Other comprehensive (loss) income	(49)	11	(109)
Comprehensive (loss) income	$(1,528)	$(15,295)	$13,870

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2016	20,886,261	$2	$110,435	$219,127	$329,564
Net income	—	—	—	13,979	13,979
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	3,961	—	53	—	53
Purchased and retired common stock	(2)	—	—	—	—
Amortization of stock based compensation	—	—	854	—	854
Cash dividends declared	—	—	—	(15,766)	(15,766)
Common stock repurchase program	(388,255)	—	(6,489)	—	(6,489)
Issuance of restricted stock under the Equity Plan	23,649	—	—	—	—
Other	—	$—	$(43)	$(65)	$(108)
Balance, December 31, 2016	20,525,614	$2	$104,810	$217,275	$322,087
Net loss	—	—	—	(15,306)	(15,306)
Issuance of common stock under the Employee Stock Purchase Plan	17,760	—	256	—	256
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	143,394	—	—	—	—
Amortization of stock based compensation	—	—	3,688	—	3,688
Cash dividends declared	—	—	—	(10,332)	(10,332)
Common stock repurchase program	(572,550)	—	(10,023)	—	(10,023)
Issuance of restricted stock under the Equity Plan	21,296	—	—	—	—
Other	—	—	—	159	159
Balance, December 31, 2017	20,135,514	$2	$98,731	$191,796	$290,529
Net loss	—	—	—	(1,479)	(1,479)
Adjustment to beginning balance resulting from adoption of ASC 606	—	—	(166)	6,836	6,670
Estimated tax impact resulting from adoption of ASC 606	—	—	—	(1,726)	(1,726)
Issuance of common stock under the Employee Stock Purchase Plan	20,120	—	247	—	247
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	24,989	—	—	—	—
Purchase of common stock for tax withholding	(62,432)	—	(976)	—	(976)
Amortization of stock based compensation	—	—	4,954	—	4,954
Cash dividends declared	—	—	—	(10,133)	(10,133)
Common stock repurchase program including commissions	(929,116)	—	(13,483)	—	(13,483)
Issuance of restricted stock under the Equity Plan	199,991	—	—	—	—
Cumulative translation adjustment	—	—	(49)	—	(49)
Balance, December 31, 2018	19,389,066	$2	$89,258	$185,294	$274,554
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,479)	$(15,306)	$13,979
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,769	11,624	12,963
Deferred income tax (benefit) expense	(1,692)	25,390	6,926
Stock based compensation	4,954	3,688	854
Provisions for doubtful accounts, service credits and other	2,125	1,029	763
Adjustments of non-cash transaction taxes	(203)	(807)	(270)
Changes in assets and liabilities:
Accounts receivable	(915)	(9,648)	(1,790)
Prepaid expenses, intangible assets and other assets	(646)	244	824
Accounts payable, accrued liabilities and other	(1,553)	(3,278)	1,192
Deferred revenue	(1,045)	2,579	2,110
Net cash provided by operating activities	10,315	15,515	37,551
Cash flows from investing activities:
Purchases of property and equipment	(5,915)	(9,214)	(6,254)
Purchase of short-term investments	(3,911)	(3,957)	(3,975)
Maturity of short-term investments	4,000	4,000	2,000
Net cash used in investing activities	(5,826)	(9,171)	(8,229)
Cash flows from financing activities:
Cash distributions to stockholders	(10,064)	(15,234)	(10,287)
Purchase of common stock (including commissions)	(13,483)	(10,023)	(6,489)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	247	256	53
Purchase of common stock for tax withholding on vested equity awards	(976)	—	—
Net cash used in financing activities	(24,276)	(25,001)	(16,723)
Effect of exchange rate on cash	(49)	11	(109)
Net (decrease) increase in cash and cash equivalents	(19,836)	(18,646)	12,490
Cash and cash equivalents, beginning of period	103,179	121,825	109,335
Cash and cash equivalents, end of period	$83,343	$103,179	$121,825
Supplemental disclosure:
Income taxes paid	$1,061	$2,620	$695
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok, Inc., a wholly owned subsidiary of Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok" or the "Company"), is proud to be the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
We offer a focused suite of unified clinical communication and collaboration solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
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
We also develop, sell and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize and standardize mission clinical communications. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. These areas of market focus compliment the market focus of our wireless services outlined above.
Basis of Presentation
The accompanying consolidated financial statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the consolidated financial statements include all adjustments and accruals that are necessary for a fair presentation of the results of all periods reported herein and all such adjustments are of a normal, recurring nature (except for those related to the adoption of ASC 606 and described in further detail in Note 2, "Recent and Pending Accounting Standards" and Note 3, "Revenue, Deferred Revenue and Deferred Commissions").
Amounts shown on the consolidated statements of operations within the operating expense categories of cost of revenue; research and development; technology operations; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion. These items are shown separately on the consolidated statements of operations within operating expenses to the extent that they are considered material for the periods presented.
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the statement of financial position. In the fourth quarter of 2018, the Company reclassified $2.9 million from subscription revenue to license revenue on its Consolidated Statements of Operations. Corresponding reclassifications of $2.3 million and $2.1 million were made for the years ended December 31, 2017 and 2016 respectively. Finally, the Company reclassified $4.0 million from cash and cash equivalents to short-term investments on its Consolidated Balance Sheets. A corresponding reclassification of $4.0 million was made for the year ended December 31, 2017. As a result of this reclassification the Company made corresponding changes to its Consolidated Statement of Cash Flows such that the cash and cash equivalents would agree with the reclassifications made to the Company's Consolidated Balance Sheet. The balance of short-term investments previously included within cash and cash equivalents is not considered material to the Company's consolidated financial statements for the years ended December 31, 2018 and 2017, respectively. However, the Company has significantly increased its investment in short-term U.S. Treasuries during the first quarter of 2019 and believes this reclassification is necessary to properly present short-term investments in 2019 and beyond.

In addition, the company reclassified certain balances between unbilled accounts receivable (presented in Accounts receivable, net) and deferred revenue of approximately $2.6 million in its 2018 Consolidated Balance Sheet. Because the reclassified amounts also existed in the prior period, a corresponding reclassification of the same amount were made between unbilled accounts receivable and deferred revenue in its 2017 Consolidated Balance Sheet. This prior period reclassification had an impact on the Company's Consolidated Balance Sheet for the year ended December 31, 2017, effectively reducing accounts receivable, net and deferred revenue by $2.6 million. Correspondingly, current assets, current liabilities, total assets, total liabilities, and total liabilities and stockholders' equity were also reduced by $2.6 million for the same period.
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Revenue Recognition - Adoption of ASC 606 “Revenue from Contracts with Customers”
The majority of our revenues are derived from short-term contracts related to the sale of wireless paging services and software solutions. Our arrangements exist primarily with customers in the healthcare market and to a lesser extent State and Federal governments, as well as large enterprise businesses.
Under the typical payment terms of our software contracts customers will normally pay a material amount of the contract price immediately upon execution of the contract. The remaining payments are required when product is delivered, when services begin and, to a lesser extent, when services are completed. Wireless services are generally billed as incurred on a monthly basis. Our contracts will generally result in billings in excess of revenue recognized, which we present as deferred revenues on the Consolidated Balance Sheets, primarily due to the receipt of payment in advance of product or services being provided. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheets. At times, we may have contracts which require us to perform work or provide products prior to billing which will generally result in revenue recognized in excess of billings. This excess is presented as unbilled receivables in the Notes to the Consolidated Balance Sheets. We generally do not have transactions that include a significant financing component (whether payments are made in advance or in arrears) as our contracts typically take less than 12 months to complete once started. We would not adjust the total consideration for the effects of a significant financing component if we anticipate, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
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
If a contract is separated into more than one performance obligation we allocate the total transaction price to each performance obligation proportionately based on the estimated relative standalone selling price ("SSP") of the promised goods or services underlying each performance obligation. We rarely sell goods or services with readily observable standalone sales, however, if we do, the observable standalone sales are used to determine the SSP. In most cases, we must estimate the relative SSP which requires significant judgment and estimates. In instances where SSP is not directly observable we determine the SSP using information that may include contractually stated prices, market conditions, costs, renewal contracts, list prices and other observable inputs. A discount is present if the total transaction price is less than the sum of the estimated SSPs of the goods or services promised in the contract. Discounts are generally allocated proportionately based on the relative SSP of the identified performance obligations for a given contract.
Our wireless, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate at completion (“EAC”) for each contract. Our initial EAC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the EAC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a project's EAC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.
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
Contracts may be modified to account for changes in a project's scope or other customer requirements. Most of our contract modifications are for goods or services that are distinct from the existing contract. In these instances, the contract modification would either be recognized as an entirely new and separate contract or the modification would be treated as if it were a termination of the existing contract and the creation of a new contract including all undelivered goods and services under the previous contract. Revenue would be recognized on a prospective basis and a cumulative catch-up would not be recognized.

Summary of Results under ASC 605 “Revenue Recognition”
The following table presents the Consolidated Financial Statement components impacted as a result of adopting ASC 606, stated under ASC 605 for comparative purposes:

	For the Twelve Months Ended December 31,
	2018		2017	2016
(Dollars in thousands)	ASC 606	ASC 605	ASC 605	ASC 605
Consolidated Statement of Operations
Revenues: Software	$75,197	$73,265	$69,987	$69,971
Operating expenses: Selling and marketing	24,553	24,250	22,823	24,768

Consolidated Statements of Comprehensive Income
Other comprehensive loss, net of tax: foreign currency translation adjustments	$(49)	$117	$11	$(109)

	As of December 31,
	2018		2017
(Dollars in thousands)	ASC 606	ASC 605	ASC 605
Consolidated Balance Sheets
Current assets: Accounts receivable, net	$32,386	$30,709	$29,722
Current assets: Prepaid expenses and other	9,578	9,192	5,752
Current liabilities: Deferred revenue	26,285	32,267	28,857
Non-current liabilities: Deferred revenue	476	624	1,063
Stockholder equity: Accumulated other comprehensive loss	(1,301)	(1,015)	(1,088)
Stockholder equity: Retained earnings	185,294	176,815	191,796
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, which we do not pay commensurate sales commissions on. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g. the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $6.2 million, $5.2 million and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Commission expense is classified within the selling and marketing operating expenses category.
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
We did not record any impairment of long-lived assets, definite lived intangible assets or goodwill for the years ended December 31, 2018, 2017 and 2016.
Accounts Receivable Allowances
Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses, respectively.
Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends as well as known specific collection risks. In determining these estimates, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts and as a percentage of revenues. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences when compared to the allowance for doubtful accounts and related provisions.
From time to time, we grant service credits for customer retention purposes or when there is an adjustment in the scope of work. The allowance for service credits related provisions are based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. This allowance also reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences when compared to the allowance for service credits and maintenance related provisions.
Inventory
Inventories are stated at the lower of cost or net realizable value. Cost is computed using a weighted average cost approach which averages the prices at which goods are purchased from vendors. We evaluate our ending inventories for shrinkage and estimated obsolescence. Any shrinkage identified is written off to cost of goods sold in the period in which the shrinkage is identified. Further, we assess the impact of changing technology on our inventories and we write off inventories that are considered obsolete in the period in which the analysis takes place. Inventory consists primarily of finished goods. We do not account for inventory as work-in-process or raw materials as any such inventory would be immaterial to the consolidated financial statements.
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
The recognition of an asset retirement obligation requires that management make numerous assumptions regarding such factors as the cost and timing of deconstruction; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. The fair value estimate of contractor fees to remove each asset is assumed to escalate by 2% each year through the terminal date. The total estimated liability is based on the estimated future value of those costs and the timing of deconstruction.
We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 4, "Consolidated Financial Statement Components", and Note 6, "Asset Retirement Obligations", for additional details).
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
Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We provide a valuation allowance when we consider it “more likely than not” (greater than a 50% probability) that a deferred income tax asset will not be fully recovered. Our valuation allowance assessment includes an evaluation of our history of generating taxable income and estimates of future taxable income, including when applicable the use of appropriate tax planning strategies.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the “more likely than not” threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes We had no uncertain tax positions for the periods ended December 31, 2018 and 2017. (see Note 8, "Income Taxes", for additional details).
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

Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $2.4 million, $2.3 million and $1.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
Changes in our estimates of the expected attainment of performance targets are reflected in the amount of compensation expense that we recognize for the related instruments during the interim reporting period when the change in estimate is determined and may cause the amount of compensation expense that we record for each period to vary. Further information regarding stock based compensation can be found in Note 7, "Stockholders' Equity".
Concentration of Credit Risk
Our financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash, cash equivalents, short-term receivables and accounts receivable. While our cash and cash equivalents are managed by reputable financial institutions, deposits at these institutions and funds may, at times, exceed federally insured limits. Management believes that these financial institutions and funds are financially sound and, accordingly, that minimal credit risk exists.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the U.S. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2018, 2017, and 2016, our bad debt expenses were 1.6 million, 0.5 million, and 0.4 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2018, 2017, and 2016.
Sales and Use Taxes
Sales and use taxes imposed on the ultimate consumer are excluded from revenue where we are required by law or regulation to act as collection agent for the taxing jurisdiction.
Fair Value Measurements and Financial Instruments
We account for certain assets and liabilities at fair value. We categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
Level 1 - Inputs are based upon unadjusted quoted prices for identical instruments in active markets.
Level 2 - Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.
We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those investments with an original maturity of greater than three months and less than one year are classified as short-term investments. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.
Our short-term investments consist entirely of U.S. Treasury securities which are classified as held-to-maturity and are measured at amortized cost on our Consolidated Balance Sheet. These investments are classified as Level 1 and mature within 12 months. The differences between carrying value and fair value are not material to the Consolidated Financial Statements.
Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2018 and 2017 due to their short maturities.

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
NOTE 2 - RECENT AND PENDING ACCOUNTING STANDARDS
Recently Adopted
Revenue - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering all relevant facts and circumstances in the determination of when and how revenue is recognized and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. During the quarter ended September 30, 2018, we adjusted our entry to record the effect of adopting ASC 606 by approximately $0.4 million. This adjustment did not have a material impact on the Company's financial statements for any quarter during the nine-month period ended September 30, 2018. As a result, our beginning retained earnings as of January 1, 2018 was $6.8 million greater than what was reported at December 31, 2017. This was due to a $4.6 million decrease in deferred revenue, a $0.2 million decrease in accumulated other comprehensive income related to translation adjustments, an increase in unbilled receivables of $1.3 million and an increase of $0.7 million in deferred commissions that resulted from the adoption of ASC 606. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. For additional details refer to Note 1, "Organization and Significant Accounting Policies Update" and Note 3, "Revenues, Deferred Revenue and Deferred Commissions."
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
While we continue to finalize our adjustment to beginning balances for January 1, 2019, we currently estimate that the impact to our assets and liabilities will be an increase between $15.0 and $20.0 million. This estimate is subject to change given the ongoing review of leases outstanding at December 31, 2018.
NOTE 3 - REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. In 2015 and 2016 we launched new and exclusive one-way (T5) and two-way (T52) alphanumeric pagers, respectively. Both pagers are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (See Item 1. “Business,” for more details.)

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
The following table presents our revenues disaggregated by revenue type:

	For the Twelve Months Ended December 31,
(Dollars in thousands)	2018	2017(1)	2016(1)
Wireless products and services	$94,277	$101,188	$109,590
License	13,042	9,541	8,832
Professional services	18,091	17,630	18,594
Equipment	4,995	4,147	5,472
Maintenance	39,069	38,669	37,073
Total revenue	$169,474	$171,175	$179,561
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2018, 2017 and 2016. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Twelve Months Ended December 31,
(Dollars in thousands)	2018	2017(1)	2016(1)
Revenue
United States	$164,558	$166,790	$173,852
International	4,916	4,385	5,709
Total revenue	$169,474	$171,175	$179,561
(1) Prior period amounts have not been adjusted under the modified retrospective method for the adoption of ASC 606.

Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the twelve months ended December 31, 2018 are as follows:

(Dollars in thousands)	December 31, 2017(2)	Additions	Revenue Recognized(1)	December 31, 2018
Deferred Revenue	$29,920	$67,914	$(71,073)	$26,761
(1)Includes $4.6 million which went to retained earnings and was not recognized as revenue resulting from the adoption of ASC 606.
(2)Includes a $2.6 million adjustment to deferred revenue. Refer to Note 1, "Organization and Significant Accounting Policies", for additional details.
During the twelve months ended December 31, 2018, the Company recognized $20.4 million of revenue related to amounts deferred as of December 31, 2017.
Deferred Commissions
Our deferred commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation with obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total deferred commissions during the twelve months ended December 31, 2018 are as follows:

(Dollars in thousands)	December 31, 2017	Additions(1)	Commissions Recognized	December 31, 2018
Deferred Commissions	$1,676	$(5,434)	$6,152	$2,394
(1)Includes $0.7 million in previously recognized commissions expense which was removed from retained earnings and included in deferred commissions resulting from the adoption of ASC 606.
Deferred commissions are included within prepaid assets on the Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Consolidated Statement of Operations.
Remaining Performance Obligations
We have elected not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less and for variable consideration which is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation. The remaining backlog is immaterial to our Consolidated Financial Statements.
NOTE 4 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Depreciation
Leasehold improvements	$232	$234	$189
Asset retirement costs	(300)	(388)	(277)
Paging and computer equipment	7,397	8,024	7,974
Furniture, fixtures and vehicles	398	306	294
Total depreciation	7,727	8,176	8,180
Amortization	2,500	2,886	4,160
Accretion	542	562	623
Total depreciation, amortization and accretion expense	$10,769	$11,624	$12,963

Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.7 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. Accounts receivable, net includes $8.7 million and $7.3 million of unbilled receivables for the years ended December 31, 2018 and 2017, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms. For additional information related to unbilled receivables and adjustments made during the year ended December 31, 2018 please reference Note 1, "Organization and Significant Accounting Policies". The increase in unbilled receivables was primarily due to the adoption of ASC 606 and the acceleration of license revenue for the year ended December 31, 2018.
Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2018	2017
Leasehold improvements	lease term	$4,139	$4,107
Asset retirement costs	1-5	2,021	3,228
Paging and computer equipment	1-5	98,401	103,520
Furniture, fixtures and vehicles	3-5	4,353	4,545
Total property and equipment		108,914	115,400
Accumulated depreciation		(98,560)	(102,001)
Total property and equipment, net		$10,354	$13,399
For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2018 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2022 to 2023. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact to the consolidated financial statements beginning in 2019. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.
Other Current Liabilities
Other current liabilities consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2018	2017
Accrued network costs, asset retirement obligations and other	1,870	2,557
Accrued outside services	$1,613	$2,053
Total other current liabilities	$3,483	$4,610
Other Non-Current Liabilities
Other non-current liabilities consisted of the following for the periods stated:

	December 31,
(Dollars in thousands)	2018	2017
Asset retirement obligations	$6,513	$7,174
Other	1,221	901
Total other non-current liabilities	$7,734	$8,075

NOTE 5 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at December 31, 2018 and 2017 related primarily to customer relationships. Such intangibles are being amortized over a period of ten years. We have not recorded an impairment of our intangible assets during the years ended December 31, 2018, 2017 and 2016.
The net consolidated balance of intangible assets consisted of the following at December 31, 2018 and 2017:

		As of December 31,
		2018			2017
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$25,002	$(19,585)	$5,417	$25,002	$(17,085)	$7,917
Estimated amortization of intangible assets for future periods was as follows:

For the year ending December 31,	(Dollars in thousands)
2019	$2,500
2020	2,500
2021	417
Total	$5,417
NOTE 6 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2017	$85	$7,472	$7,557
Accretion	8	554	562
Amounts paid	(248)	—	(248)
Reductions	5	(468)	(463)
Reclassifications	384	(384)	—
Balance at December 31, 2017	234	7,174	7,408
Accretion	(91)	633	542
Amounts paid	(154)	—	(154)
Reductions	(185)	(1,064)	(1,249)
Reclassifications	230	(230)	—
Balance at December 31, 2018	$34	$6,513	$6,547
Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimates of the underlying liability, specifically as it relates to updates in estimated costs to remove a transmitter and the estimated timing of removal. The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $8.1 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date.

Accretion expense related solely to asset retirement obligations and was recorded based on the interest method utilizing the following discount rates for the specified periods:

Period	Discount Rate
2018 – January 1 through December 31 – Additions(2)	14.00%
2018 – December 31 Incremental Estimates	12.09%
2017 – January 1 through September 30 – Additions(2)	11.50%
2017 – December 31 Additions(2) and Incremental Estimates	14.00%
2016 – January 1 through December 31 – Additions(2)	11.50%
2016 – December 31 - Incremental Estimates	12.09%	(1)

(1)	Weighted average credit adjusted risk-free rate used to discount downward revision to estimated future cash flows.

(2)	Transmitters moved to new sites resulting in additional liability.
Additional information regarding asset retirement costs, depreciation expense, accretion and liabilities can be found in Note 4, "Consolidated Financial Statements' Components".
NOTE 7 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2018 and 2017, we had no stock options outstanding.
At December 31, 2018 and 2017, there were 19,389,066 and 20,135,514 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
For the three years ending December 31, 2018, 2017 and 2016 our Board of Directors declared cash dividends of $0.50, $0.50 and $0.75 per share of our outstanding common stock, respectively. An immaterial amount of dividends declared were related to unvested RSUs and unvested shares of restricted stock which are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the statements of cash flows for the years ended December 31, 2018, 2017 and 2016 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 27, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 15, 2019, and a payment date of March 29, 2019. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
On July 31, 2008, our Board of Directors approved a program to repurchase our common stock in the open market. This program has been extended at various times. In February 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. As of July 2018, the repurchase authority had been exhausted. In August 2018, the Company's Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019.
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

Common stock purchased in 2018, 2017 and 2016 (excluding commission and the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Shares Purchased	Amount	Shares Purchased	Amount	Shares Purchased	Amount
(dollars in thousands)	2018		2017		2016
March 31,	127,792	$1,922	—	$—	291,861	$4,893
June 30,	501,782	7,520	572,550	10,000	65,791	1,078
September 30,	36,542	558	—	—	13,884	228
December 31,	263,000	3,446	—	—	16,719	274
Total	929,116	$13,446	572,550	$10,000	388,255	$6,473
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

	For the Year Ended December 31,
(in thousands, except for share and per share amounts)	2018	2017	2016
Numerator:
Net (loss) income	$(1,479)	$(15,306)	$13,979

Denominator:
Basic and diluted weighted average outstanding shares of common stock	19,667,891	20,210,260	20,586,066
Basic and diluted net (loss) income per common share	$(0.08)	$(0.76)	$0.68
For the years ended December 31, 2018, 2017 and 2016, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2018	2017	2016
Restricted stock units	178,279	90,665	—
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
Contingent RSU's generally vest over a three-year performance period upon successful completion of the performance objectives. Non-contingent RSU's generally vest in thirds, annually, over a three-year period. Dividend equivalents rights generally accompany each RSU award and those rights accumulate and vest along with the underlying RSU.

The following table summarizes the activities under the 2012 Equity Plan from January 1, 2016 through December 31, 2018:

Activity
Total equity securities available at January 1, 2016	1,483,231
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(236,292)
Total equity securities available at December 31, 2016	1,246,939
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(106,281)
Total equity securities available at December 31, 2017	1,140,658
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(236,221)
Total equity securities available at December 31, 2018	904,437
The following table details activities with respect to outstanding RSUs and restricted stock for the year ended December 31, 2018 and has been reclassified to conform to current period's presentation which includes restricted stock activity:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2018	393,084	$18.54
Granted	343,102	15.65
Vested	(199,991)	17.22
Forfeited(1)	(131,870)	16.93
Unvested at December 31, 2018	404,325	$17.27
(1)100,767 RSUs did not vest based on the Company's actual performance at December 31, 2017 as compared to the related performance obligations.
Of the 404,325 unvested RSUs and restricted stock outstanding at December 31, 2018, 254,641 RSUs include contingent performance requirements for vesting purposes. At December 31, 2018, there was $3.5 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.60 years.
Employee Stock Purchase Plan
In 2016, our Board of Directors adopted the Spok Holdings, Inc. Employee Stock Purchase Plan ("ESPP") that was subsequently approved by our stockholders on July 25, 2016. A total of 250,000 shares of common stock have been reserved for issuance under this plan.
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
For the year ended December 31, 2018, employees purchased 20,120 shares of common stock for a total price of $0.2 million. For the year ended December 31, 2017, employees purchased 17,760 shares of common stock for a total price of $0.3 million.

The following table summarizes the activities under the ESPP from January 1, 2016 through December 31, 2018:

Activity
Total ESPP equity securities available at January 1, 2016	—
Plus: Registration of 2016 ESPP	250,000
Less: common stock purchased by eligible employees	(3,961)
Total ESPP equity securities available at January 1, 2017	246,039
Less: common stock purchased by eligible employees	(17,760)
Total ESPP equity securities available at January 1, 2018	228,279
Less: common stock purchased by eligible employees	(20,120)
Total ESPP equity securities available at December 31, 2018	208,159
Amounts withheld from participants will be classified as a liability on the balance sheet until funds are used to purchase shares. This liability amount is immaterial to the consolidated financial statements.
Stock-Based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the grant date fair value of the instruments, over the instruments’ vesting period.
During the year ended December 31, 2016 a one-time reversal of approximately $2.0 million in stock compensation expense was incurred based on our assessment that it was probable that only 50% of the awards issued in 2016 and 2015 would vest based on the related performance criteria and our assessment of the anticipated future performance applied to the performance criteria. This directly impacted the stock based compensation expense for the year ended December 31, 2016 and indirectly impacted stock compensation expense for the year ended December 31, 2017 as a result of lower amortization.
The following table reflects stock based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
Performance-based RSUs	$2,127	$1,762	$413
Time-based RSUs and restricted stock	2,756	1,862	418
ESPP	71	64	23
Total stock based compensation	$4,954	$3,688	$854
NOTE 8 - INCOME TAXES
The Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals.

The significant components of our income tax (benefit) expense attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016
(Loss) income before income tax (benefit) expense	$(2,185)	$11,559	$22,971
Current:
Federal tax	$—	$199	$669
State tax	838	1,006	1,294
Foreign tax	148	270	103
Total current	986	1,475	2,066
Deferred:
Federal tax	(1,467)	26,348	6,811
State tax	(532)	(787)	41
Foreign tax	307	(171)	74
Total deferred	(1,692)	25,390	6,926
Total income tax (benefit) expense	$(706)	$26,865	$8,992
Foreign income before income tax (expense) benefit is immaterial to consolidated income before income tax benefit (expense).
The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 21% and our effective tax rate:

Effective tax rate reconciliation	2018		2017			2016
(Dollars in thousands)
(Loss) income before income tax (benefit) expense	$(2,185)		$11,559			$22,971
Income taxes computed at the Federal statutory rate	$(459)	21.0%	$4,046	35.0%		$8,040	35.0%
State income taxes, net of Federal benefit	306	(14.0)%	472	4.1%		867	3.8%
Impact of 2017 Tax Act	—	—%	24,235	209.7%		—	—%
Research and development and other tax credits	(1,144)	52.4%	(1,775)	(15.4)%		—	—%
Excess executive compensation	281	(12.9)%	—	—%		—	—%
Other	310	(14.2)%	(113)	(1.0)%		85	0.4%
Income tax (benefit) expense	$(706)	32.3%	$26,865	232.4%	1,787.3%	$8,992	39.1%
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, the benefit of the research and development tax credit, permanent differences between book and taxable income and certain discrete items. The earnings of non-US subsidiaries are deemed to be indefinitely reinvested in non-US operations.

The components of deferred income tax assets at December 31, 2018 and 2017 were as follows:

	December 31,
(Dollars in thousands)	2018	2017
Net operating losses and tax credits	$22,003	$26,296
Property and equipment	5,969	8,289
AMT minimum tax receivable	1,348	2,489
Accruals and accrued loss contingencies	5,776	4,833
Capitalized research and development costs	14,220	9,108
Gross deferred income tax assets	49,316	51,015
Deferred income tax liabilities:
Intangible assets	(2,711)	(3,075)
Prepaid and other expenses	(121)	(261)
Gross deferred income tax liabilities	(2,832)	(3,336)
Net deferred income tax assets	$46,484	$47,679
Net Operating Losses
As of December 31, 2018, we had approximately $83.9 million of NOLs available to offset future taxable income. The Federal NOLs begin expiring in 2026 and will fully expire in 2029. We have an immaterial amount of foreign NOLs and tax credits available for future use.
Valuation Allowance
We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, NOLs and tax credits, by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether based on all available evidence, it is “more likely than not” (which means a probability of greater than 50%) that all or some portion of the DTAs will be realized in future periods. As of December 31, 2018 and 2017, we believe it is more likely than not that our DTAs will be realized in future periods and thus did not have a valuation allowance.
Income Tax Audits
Our Federal income tax returns have been examined by the Internal Revenue Service ("IRS") through December 31, 2008. The audits of the Federal returns for the years ended 2005 through 2008 resulted in no changes. The IRS also audited Amcom’s 2009 Federal tax return (pre-acquisition) with no changes. The 2016, 2017 and 2018 income tax returns of the Company have not been audited by the IRS and are within the statute of limitations (“SOL”).
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2015 through 2018, and for the four-year SOL states, the SOL is open for years ending from 2014 through 2018.
NOTE 9 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2018.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the consolidated financial statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.

Legal Contingencies
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe these pending lawsuits will not have a material adverse impact on our financial position or statement of operations. There have been no material changes during the twelve months ended December 31, 2018 to the commitments and contingencies previously reported in the 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.
Operating Leases
We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.
Future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2019	$6,716
2020	5,058
2021	4,102
2022	2,327
2023	1,586
Thereafter	424
Total	$20,213
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period. The difference between rent paid and rent expense is recorded as other current liabilities and other non-current liabilities on the consolidated balance sheets.
Total rent expense under operating leases for the years ended December 31, 2018, 2017 and 2016, was approximately $17.5 million, $17.7 million and $17.9 million, respectively.
NOTE 10 - EMPLOYEE BENEFIT PLANS
Spok Holdings, Inc. Savings and Retirement Plan
The Company has a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). Participating U.S. employees may elect to contribute a percentage of their salary, subject to certain limitations. Matching contributions under the savings plan were approximately $1.6 million for the year ended December 31, 2018, and $1.1 million for each of the years ended December 31, 2017 and 2016.
NOTE 11 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2018, 2017 and 2016, we incurred $3.6 million, $3.8 million and $3.9 million, respectively, in site rent expenses from the entity on which the individual serves as a director. These amounts are included in technology operations expenses.

NOTE 12 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended December 31, 2018 and 2017 is summarized below:

For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues(2)	$43,114	$40,628	$42,476	$43,256
Operating income (loss)(2)(4)	584	(2,346)	(1,560)	149
Net income (loss)(2)(4)	345	(1,172)	(840)	189
Basic and diluted net income (loss) per common share(1)	0.02	(0.06)	(0.04)	0.01
For the Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(4)
	(Dollars in thousands except per share amounts)
Revenues(2)	$41,444	$42,325	$43,636	$43,770
Operating income(2)	1,382	2,410	3,325	3,589
Net income (loss)(2)(3)	854	1,498	3,727	21,384
Basic and diluted net income per common share(1)	0.04	0.07	0.19	(1.07)

(1)
Basic and diluted net income (loss) per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income (loss) per common share for the years ended December 31, 2018 and 2017 may not equal the total computed for the year.

(2)	Slight variations in totals are due to rounding.

(3)	Fourth quarter 2017 net loss includes $24.2 million from the write-off of the deferred income tax asset related to the 2017 Tax Act (refer to Note 8, "Income Taxes").

(4)
An adjustment of $771 to cost of revenue, identified in the fourth quarter of 2018, has been reflected in this table as a reduction of Operating income (loss) and Net income (loss) of $166, $196 and $359 in the first, second and third quarters, respectively. Income (loss) per common share has been adjusted accordingly for the impact of these adjustments to each quarter.

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2018	$1,065	$2,125	$(1,485)	$1,705
Year ended December 31, 2017	$1,056	$1,035	$(1,026)	$1,065
Year ended December 31, 2016	$1,286	$761	$(991)	$1,056

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Second Amended and Restated Bylaws	8-K	001-32358	3.1	12/20/2016
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8*†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9†	Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.10	3/1/2018
10.10†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period	10-K				Filed
10.11†	Spok Holdings, Inc. 2016 Short-Term Incentive Plan	10-K	001-32358	10.11	3/2/2017
10.12†	Spok Holdings, Inc. 2017 Short-Term Incentive Plan	10-K	001-32358	10.13	3/1/2018
10.13†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2017 - 2019 performance period(1)	10-K	001-32358	10.15	3/2/2017
10.14†	Spok Holdings, Inc. 2018 Short-Term Incentive Plan					Filed
10.15†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan(1)	10-K	001-32358	10.16	3/1/2018
10.16†	Spok Holdings, Inc. 2019 Short-Term Incentive Plan					Filed
10.17*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.18†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
21	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	XBRL Instance Document**					Furnished
101.SCH	XBRL Taxonomy Extension Schema**					Furnished
101.CAL	XBRL Taxonomy Extension Calculation**					Furnished
101.DEF	XBRL Taxonomy Extension Definition**					Furnished
101.LAB	XBRL Taxonomy Extension Labels**					Furnished
101.PRE	XBRL Taxonomy Extension Presentation**					Furnished
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.

**	The financial information contained in these XBRL documents is unaudited.

†	Denotes a management contract or compensatory plan or arrangement.

(1)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.