Form 10-Q
period 2019-06-30
Spok Holdings, Inc
filed 2019-08-01
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPOK	NASDAQ National Market®

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,229,112 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 26, 2019.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$47,829	$83,343
Short-term investments	29,854	3,963
Accounts receivable, net	38,554	32,386
Prepaid expenses and other	9,310	9,578
Inventory	1,229	1,708
Total current assets	126,776	130,978
Non-current assets:
Property and equipment, net	9,759	10,354
Operating lease right-of-use assets	16,773	—
Goodwill	133,031	133,031
Intangible assets, net	4,167	5,417
Deferred income tax assets	46,229	46,484
Other non-current assets	1,338	1,448
Total non-current assets	211,297	196,734
Total assets	$338,073	$327,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,795	$2,010
Accrued compensation and benefits	8,793	11,348
Accrued taxes	1,785	1,822
Deferred revenue	27,938	26,106
Operating lease liabilities	5,261	—
Other current liabilities	2,567	3,662
Total current liabilities	50,139	44,948
Non-current liabilities:
Asset retirement obligations	6,681	6,513
Operating lease liabilities	12,084	—
Other non-current liabilities	669	1,697
Total non-current liabilities	19,434	8,210
Total liabilities	69,573	53,158
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	89,415	90,559
Accumulated other comprehensive loss	(1,394)	(1,301)
Retained earnings	180,477	185,294
Total stockholders’ equity	268,500	274,554
Total liabilities and stockholders' equity	$338,073	$327,712

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2019	2018	2019	2018
Revenue:
Wireless	$22,127	$23,658	$44,737	$47,927
Software	17,398	16,970	36,551	35,815
Total revenue	39,525	40,628	81,288	83,742
Operating expenses:
Cost of revenue	7,239	7,596	14,831	15,495
Research and development	6,807	6,177	12,974	11,912
Technology operations	7,866	7,698	15,540	15,448
Selling and marketing	5,574	6,093	11,684	12,562
General and administrative	11,696	12,741	22,443	24,704
Depreciation, amortization and accretion	2,335	2,669	4,694	5,382
Total operating expenses	41,517	42,974	82,166	85,503
Operating loss	(1,992)	(2,346)	(878)	(1,761)
Interest income	452	342	901	625
Other income	602	102	367	54
(Loss) income before income taxes	(938)	(1,902)	390	(1,082)
Benefit from (provision for) income taxes	268	730	(318)	255
Net (loss) income	$(670)	$(1,172)	$72	$(827)
Basic and diluted net loss per common share	$(0.03)	$(0.06)	$—	$(0.04)
Basic weighted average common shares outstanding	19,217,866	19,750,941	19,207,476	19,888,606
Diluted weighted average common shares outstanding	19,217,866	19,750,941	19,375,599	19,888,606
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
(Unaudited and in thousands)
Net (loss) income	$(670)	$(1,172)	$72	$(827)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(33)	(342)	(93)	(598)
Other comprehensive loss	(33)	(342)	(93)	(598)
Comprehensive loss	$(703)	$(1,514)	$(21)	$(1,425)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2018	20,135,514	$2	$98,731	$191,796	$290,529
Net income	—	—	—	345	345
Adjustment to beginning balance resulting from adoption of ASC 606 and tax impact	—	—	—	4,644	4,644
Purchase of common stock for tax withholding	(56,269)		(892)	—	(892)
Amortization of stock-based compensation	—	—	1,234	—	1,234
Cash dividends declared	—	—	—	(2,589)	(2,589)
Common stock repurchase program including commissions	(127,792)	—	(1,927)	—	(1,927)
Issuance of restricted stock under the Equity Plan and other	4,812	—	—	—	—
Cumulative translation adjustment	—	—	(256)	—	(256)
Balance, March 31, 2018	19,956,265	$2	$96,890	$194,196	$291,088
Net loss	—	—	—	(1,172)	(1,172)
Amortization of stock-based compensation	—	—	1,267	—	1,267
Cash dividends declared	—	—	—	(2,539)	(2,539)
Common stock repurchase program including commissions	(501,782)	—	(7,540)	—	(7,540)
Issuance of restricted stock under the Equity Plan and other	17,766	—	143	—	143
Cumulative translation adjustment	—	—	(342)	—	(342)
Balance, June 30, 2018	19,472,249	$2	$90,418	$190,485	$280,905

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2019	19,389,066	$2	$89,258	$185,294	$274,554
Net income	—	—	—	742	742
Purchase of common stock for tax withholding	(67,648)	—	(1,011)	—	(1,011)
Amortization of stock-based compensation	—	—	528	—	528
Cash dividends declared	—	—	—	(2,479)	(2,479)
Common stock repurchase program including commissions	(131,012)	—	(1,810)	—	(1,810)
Issuance of restricted stock under the Equity Plan and other	13,650	—	—	70	70
Cumulative translation adjustment	—	—	(60)	—	(60)
Balance, March 31, 2019	19,204,056	$2	$86,905	$183,627	$270,534
Net loss	—	—	—	(670)	(670)
Amortization of stock-based compensation	—	—	1,029	—	1,029
Cash dividends declared	—	—	—	(2,480)	(2,480)
Issuance of restricted stock under the Equity Plan and other	17,910	—	120	$—	120
Cumulative translation adjustment	—	—	(33)	—	(33)
Balance, June 30, 2019	19,221,966	$2	$88,021	$180,477	$268,500

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2019	2018
Cash flows provided by operating activities:
Net income (loss)	72	$(827)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	4,694	5,382
Deferred income tax expense	208	(472)
Stock-based compensation	1,557	2,501
Provision for doubtful accounts, service credits and other	272	1,016
Adjustment of non-cash transaction taxes	—	(104)
Changes in assets and liabilities:
Accounts receivable	(6,682)	(2,986)
Prepaid expenses, inventory, and other assets	2,075	(309)
Accounts payable, accrued liabilities and other	(3,161)	(3,184)
Deferred revenue	1,734	4,981
Net cash provided by operating activities	769	5,998
Cash flows used in investing activities:
Purchase of property and equipment	(2,783)	(3,464)
Purchase of short-term investments	(29,650)	(3,911)
Maturity of short-term investments	4,000	4,000
Net cash used in investing activities	(28,433)	(3,375)
Cash flows used in financing activities:
Cash distributions to stockholders	(5,049)	(5,201)
Purchase of common stock (including commissions)	(1,810)	(9,467)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	119	143
Purchase of common stock for tax withholding on vested equity awards	(1,017)	(894)
Net cash used in financing activities	(7,757)	(15,419)
Effect of exchange rate on cash	(93)	(598)
Net decrease in cash and cash equivalents	(35,514)	(13,394)
Cash and cash equivalents, beginning of period	83,343	103,179
Cash and cash equivalents, end of period	$47,829	$89,785
Supplemental disclosure:
Income taxes paid	$683	$457

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
NOTE 3 - RECENT ACCOUNTING STANDARDS
Recently Adopted
Leases - In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either financing or operating with the classification affecting the pattern of expense recognition in the Condensed Consolidated Statement of Operations.
On January 1, 2019, we adopted ASC 842 using the modified retrospective approach that resulted in a material adjustment to our balance sheet as of January 1, 2019. During the quarter ended June 30, 2019 we adjusted our opening balance to record the effect of adopting ASC 842 by approximately $0.4 million. As a result, the impact of the adoption of ASC 842 was an increase to assets and liabilities of approximately $17.8 million. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840. In adoption of ASC 842 we elected to use the package of available practical expedients with the exception of hindsight. For additional details refer to Note 4, "Significant Accounting Policies Update" and Note 6, "Leases."
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1 “Organization and Significant Accounting Policies” of the 2018 Annual Report. Significant changes to our accounting policies as a result of adopting ASC 842 are discussed below:
Leases - ASC 842 “Leases”
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: Paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which increase the monthly recurring revenue we receive along with these traditional messaging services. We also offer encryption for one-way and two-way alphanumeric pagers that utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled, these pagers can add Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (See Item 1. “Business,” in the 2018 Annual Report for more details.)
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Wireless products and services	$22,127	$23,658	$44,737	$47,927
License	1,676	1,993	4,516	6,369
Services	4,835	4,363	10,040	8,433
Hardware	842	1,107	1,805	2,132
Maintenance	10,045	9,507	20,190	18,881
Total revenue	$39,525	$40,628	$81,288	$83,742

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2019 and 2018. Revenue by geographic region consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Revenue
United States	$38,447	$39,109	$78,213	$81,044
International	1,078	1,519	3,075	2,698
Total revenue	$39,525	$40,628	$81,288	$83,742
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the six months ended June 30, 2019 are as follows:

(Dollars in thousands)	December 31, 2018	Additions	Revenue Recognized	June 30, 2019
Deferred Revenue	$26,582	$43,039	$(41,683)	$27,938
During the six months ended June 30, 2019, the Company recognized $24.2 million related to amounts deferred as of December 31, 2018.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation with obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the six months ended June 30, 2019 are as follows:

(Dollars in thousands)	December 31, 2018	Additions	Commissions Recognized	June 30, 2019
Prepaid Commissions	$2,394	$2,408	$(2,722)	$2,080
Prepaid commissions are included within prepaid expenses and other on the Condensed Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Condensed Consolidated Statement of Operations.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 - Leases
We have operating lease arrangements for corporate offices, cellular towers, storage units and small building space. The building space is used to house infrastructure, such as transmitters, antennae and other various equipment for the Company’s wireless paging services. For leases with a term of 12 months or less, renewal terms are generally of an evergreen nature (either month-to-month or year-to-year). For leases with a term greater than 12 months, renewal terms are generally explicit and provide for one to five optional renewals consistent with the initial term. Many of our leases, with the exception of those for our corporate offices, include options to terminate the lease within one year. Variable lease payments, residual value guarantees or purchase options are not generally present in these leases.

Lease costs are included in technology operations and general and administrative expenses on the Condensed Consolidated Statement of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2019
Operating lease cost	$1,347	$2,727
Short-term lease cost	2,232	4,169
Short-term lease cost - related party (1)	920	1,822
Total lease cost	$4,499	$8,718

Supplemental Disclosure:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,375
Weighted-average remaining lease term - operating leases	5.91 years
Weighted-average discount rate - operating leases	5.5%
(1) A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. Refer to Note 13, "Related Parties" for additional details.
Maturities of lease liabilities as of June 30, 2019 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining six months ending December 31, 2019	$2,755
2020	4,849
2021	3,814
2022	2,309
2023	1,641
Thereafter	4,887
Total future lease payments	20,255
Imputed interest	(2,910)
Total	$17,345

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Depreciation
Leasehold improvements	$12	$67	$36	$135
Asset retirement costs	(192)	(76)	(384)	(152)
Paging and computer equipment	1,657	1,815	3,323	3,670
Furniture, fixtures and vehicles	95	103	193	209
Total depreciation	1,572	1,909	3,168	3,862
Amortization	625	625	1,250	1,250
Accretion	138	135	276	270
Total depreciation, amortization and accretion expense	$2,335	$2,669	$4,694	$5,382
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.2 million and $1.7 million at June 30, 2019 and December 31, 2018, respectively. Accounts receivable, net includes $3.6 million and $8.7 million of unbilled receivables at June 30, 2019 and December 31, 2018, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms. The decrease in unbilled receivables was primarily due to an increase in billings for the six months ended June 30, 2019.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2019	December 31, 2018
Leasehold improvements	shorter of useful life or lease term	$3,619	$4,139
Asset retirement costs	1-5	2,036	2,021
Paging and computer equipment	1-5	98,452	98,401
Furniture, fixtures and vehicles	3-5	4,353	4,353
Total property and equipment		108,460	108,914
Accumulated depreciation		(98,701)	(98,560)
Total property and equipment, net		$9,759	$10,354

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 - INTANGIBLE ASSETS, NET
Intangible Assets
Amortizable intangible assets at June 30, 2019 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years.
The net consolidated balance of intangible assets consisted of the following at June 30, 2019:

(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(20,835)	$4,167
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining six months ending December 31, 2019	$1,250
For the year ending December 31:
2020	2,500
2021	417
Total amortizable intangible assets	$4,167
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2019	$34	$6,513	$6,547
Accretion	20	256	276
Amounts paid	(84)	—	(84)
Increases	—	16	16
Reclassifications	104	(104)	—
Balance at June 30, 2019	$74	$6,681	$6,755
The short-term portion balance above is included within other current liabilities on the Condensed Consolidated Balance Sheet at June 30, 2019.
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
Accretion expense was $0.3 million for the six months ended June 30, 2019 and 2018. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At June 30, 2019 and December 31, 2018, we had no stock options outstanding.
At June 30, 2019 and December 31, 2018, there were 19,221,966 and 19,389,066 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
The following table details our cash dividends declared in 2019. Cash dividends paid as disclosed in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019 and 2018 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)
				(Dollars in thousands)
February 27, 2019	March 15, 2019	March 29, 2019	$0.125	$2,479
April 24, 2019	May 24, 2019	June 24, 2019	0.125	2,480
	Total		$0.250	$4,959
(1) The total declared reflects the cash dividends declared in relation to common stock and unvested RSUs.
On July 31, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 16, 2019, and a payment date of September 10, 2019. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Common Stock Repurchase Program
In August 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019. The following table presents information with respect to purchases made by the Company during the six months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(Dollars in thousands)
Balance at January 1, 2019				$6,555
Three Months Ended March 31, 2019	131,012	$13.77	131,012	$4,749
Three Months Ended June 30, 2019	—	—	—	$4,749
Total	131,012	$13.77	131,012
(1) Average price paid per share excludes commissions of approximately $5,240.
The above table excludes shares repurchased to settle employee tax withholdings related to the vesting of equity awards.

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
The components of basic and diluted net (loss) income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2019	2018	2019	2018
Numerator:
Net (loss) income	$(670)	$(1,172)	$72	$(827)

Denominator:
Basic weighted average outstanding shares of common stock	19,217,866	19,750,941	19,207,476	19,888,606
Diluted weighted average outstanding shares of common stock	19,217,866	19,750,941	19,375,599	19,888,606
Basic and diluted net loss per common share	$(0.03)	$(0.06)	$—	$(0.04)
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
The following table summarizes the activities under the 2012 Equity Plan from January 1, 2019 through June 30, 2019:

Activity
Total equity securities available at January 1, 2019	904,437
RSU and restricted stock awarded to eligible employees, net of forfeitures	(257,634)
Total equity securities available at June 30, 2019	646,803
The following table details activities with respect to outstanding RSUs and restricted stock for the six months ended June 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2019	404,325	$17.27
Granted	354,242	13.26
Vested	(14,057)	15.65
Forfeited	(112,605)	15.58
Unvested at June 30, 2019	631,905	$15.36
Of the 631,905 unvested RSUs and restricted stock outstanding at June 30, 2019, 367,197 RSUs include contingent performance requirements for vesting purposes. At June 30, 2019, there was $5.1 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.

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
For the three and six months ended June 30, 2019 and 2018, 9,876 and 11,581 shares of the Company's common stock were purchased, respectively, for a total cost of $0.1 million for each period.
The following table summarizes the activities under the ESPP from January 1, 2019 through June 30, 2019:

Activity
Total ESPP equity securities available at January 1, 2019	208,159
ESPP common stock purchased by eligible employees	(9,876)
Total ESPP securities available at June 30, 2019	198,283
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
The following table reflects the items for stock-based compensation expense on the Condensed Consolidated Statement of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Performance-based RSUs	$434	$526	$541	$1,030
Time-based RSUs and restricted stock	571	724	975	1,437
ESPP	24	17	41	34
Total stock-based compensation	$1,029	$1,267	$1,557	$2,501

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
At June 30, 2019, we had total deferred income tax assets ("DTAs") of $46.2 million and no valuation allowance. This reflects a decrease of $0.3 million from the December 31, 2018 of DTAs of $46.5 million and no valuation allowance.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2019 to the commitments and contingencies previously reported in the 2018 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended June 30, 2019 and 2018, we incurred site rent expenses of $0.9 million and for the six months ended June 30, 2019 and 2018, we incurred site rent expenses of $1.8 million from the entity on which the individual serves as a director. Site rent expenses are included in Technology operations expenses on the Condensed Consolidated Statement of Operations.

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
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report") and "Item 1. Business" of Part I of the 2018 Annual Report, which describes our business in further detail.
Revenue
We offer a focused suite of unified clinical communications and collaboration solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to clinical communications and collaboration. Our solutions can be found in prominent hospitals; large government agencies; leading public safety institutions; colleges and universities; large hotels, resorts and casinos; and well-known manufacturers. Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software and wireless solutions.
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement. For the six months ended June 30, 2019 wireless revenue represented approximately 55.0% and software revenue represented approximately 45.0% of our consolidated revenue.

Refer to Note 5, "Revenues, Deferred Revenue and Prepaid Commissions" for additional information on our wireless and software revenue streams.
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

Results of Operations
The following table is a summary of our Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2019 and 2018

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Revenue:
Wireless	$22,127	$23,658	$(1,531)	(6.5)%	$44,737	$47,927	$(3,190)	(6.7)%
Software	17,398	16,970	428	2.5%	36,551	35,815	736	2.1%
Total revenue	39,525	40,628	(1,103)	(2.7)%	81,288	83,742	(2,454)	(2.9)%
Operating expenses:
Cost of revenue	7,239	7,596	(357)	(4.7)%	14,831	15,495	(664)	(4.3)%
Research and development	6,807	6,177	630	10.2%	12,974	11,912	1,062	8.9%
Technology operations	7,866	7,698	168	2.2%	15,540	15,448	92	0.6%
Selling and marketing	5,574	6,093	(519)	(8.5)%	11,684	12,562	(878)	(7.0)%
General and administrative	11,696	12,741	(1,045)	(8.2)%	22,443	24,704	(2,261)	(9.2)%
Depreciation, amortization and accretion	2,335	2,669	(334)	(12.5)%	4,694	5,382	(688)	(12.8)%
Total operating expenses	41,517	42,974	(1,457)	(3.4)%	82,166	85,503	(3,337)	(3.9)%
Operating loss	(1,992)	(2,346)	354	(15.1)%	(878)	(1,761)	883	(50.1)%
Interest income	452	342	110	32.2%	901	625	276	44.2%
Other income	602	102	500	490.2%	367	54	313	579.6%
(Loss) income before income taxes	(938)	(1,902)	964	(50.7)%	390	(1,082)	1,472	(136.0)%
Benefit from (provision for) income taxes	268	730	(462)	(63.3)%	(318)	255	(573)	(224.7)%
Net (loss) income	$(670)	$(1,172)	$502	(42.8)%	$72	$(827)	$899	(108.7)%

Supplemental Information
FTEs	600	607	(7)	(1.2)%
Active transmitters	3,878	3,961	(83)	(2.1)%

Revenue
The table below details total revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Revenue - wireless:
Paging revenue	$21,342	$22,824	$(1,482)	(6.5)%	$43,029	$46,132	$(3,103)	(6.7)%
Product and other revenue	785	834	(49)	(5.9)%	1,708	1,795	(87)	(4.8)%
Total wireless revenue	22,127	23,658	(1,531)	(6.5)%	44,737	47,927	(3,190)	(6.7)%

Revenue - software:
License	1,676	1,993	(317)	(15.9)%	4,516	6,369	(1,853)	(29.1)%
Services	4,835	4,363	472	10.8%	10,040	8,433	1,607	19.1%
Equipment	842	1,107	(265)	(23.9)%	1,805	2,132	(327)	(15.3)%
Operations revenue	7,353	7,463	(110)	(1.5)%	16,361	16,934	(573)	(3.4)%
Maintenance revenue	10,045	9,507	538	5.7%	20,190	18,881	1,309	6.9%
Total software revenue	17,398	16,970	428	2.5%	36,551	35,815	736	2.1%
Total revenue	$39,525	$40,628	$(1,103)	(2.7)%	$81,288	$83,742	$(2,454)	(2.9)%
The decrease in wireless revenue for the three and six months ended June 30, 2019 compared to the same periods in 2018 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended June 30, 2019 and 2018 was $7.26 and $7.41, respectively, while total units in service were 1.0 million for both periods. While demand for wireless services continues to decline, it has done so at a slower rate than historically experienced. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of June 30,			Revenue for the Three Months Ended June 30,			Change Due To:
(in thousands)	2019	2018	Change	2019	2018	Change	ARPU	Units
Total	977	1,024	(47)	$21,342	$22,824	$(1,482)	$(468)	$(1,014)

	Units in Service as of June 30,			Revenue for the Six Months Ended June 30,			Change Due To:
(in thousands)	2019	2018	Change	2019	2018	Change	ARPU	Units
Total	977	1,024	(47)	$43,029	$46,132	$(3,103)	$(900)	$(2,203)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
For the three and six months ended June 30, 2019 as compared to the same periods in 2018, the decrease in operations revenue primarily resulted from the delivery of fewer software licenses partially offset by an increase in services revenue stemming from stronger utilization rates and more efficient projects. The increase in maintenance revenue is a result of the continued success of revenue renewal rates. The maintenance revenue renewal rates for the three and six months ended June 30, 2019 and 2018 were in excess of 99% and reflect our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions.

Operating Expenses
The following is a review of our operating expense categories for the three and six months ended June 30, 2019 and 2018.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$4,749	$4,853	$(104)	(2.1)%	$9,680	$9,727	$(47)	(0.5)%
Cost of sales	1,900	2,119	(219)	(10.3)%	3,980	4,615	(635)	(13.8)%
Stock-based compensation	97	75	22	29.3%	204	130	74	56.9%
Other	493	549	(56)	(10.2)%	967	1,023	(56)	(5.5)%
Total cost of revenue	$7,239	$7,596	$(357)	(4.7)%	$14,831	$15,495	$(664)	(4.3)%
FTEs	178	186	(8)	(4.3)%	178	186	(8)	(4.3)%
Cost of revenue expense decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to a decrease in cost of sales and payroll and related expenses. The decrease in payroll and related expenses is attributable to a decrease in headcount and lower benefit-related costs. The decrease in cost of sales is primarily attributable to lower hardware revenues with a corresponding decrease in related costs as well as lower use of third party resources for professional services .
Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$4,639	$4,506	$133	3.0%	$8,902	$8,508	$394	4.6%
Outside services	1,912	1,481	431	29.1%	3,657	2,994	663	22.1%
Stock-based compensation	84	90	(6)	(6.7)%	95	161	(66)	(41.0)%
Other	172	100	72	72.0%	320	249	71	28.5%
Total research and development	$6,807	$6,177	$630	10.2%	$12,974	$11,912	$1,062	8.9%
FTEs	123	116	7	6.0%	123	116	7	6.0%
Research and development expenses increased for the three and six months ended June 30, 2019 compared to the same period in 2018 as a result of our anticipated increases in payroll and outside service related costs, as we continue to focus on the development efforts of our software solutions. We intend to continue these efforts based on their importance to our continued success and do not anticipate a return to historically lower costs. However, we believe increases in staffing and the use of outside services will begin to grow at a slower pace during 2019. These costs will continue to substantially impact margins and our cash flow from operations as the benefits from our development efforts will not immediately be realized for at least one to three years.

Technology Operations. Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$2,662	$2,618	$44	1.7%	$5,309	$5,311	$(2)	—%
Site rent	3,480	3,538	(58)	(1.6)%	6,777	7,034	(257)	(3.7)%
Telecommunications	1,019	935	84	9.0%	2,015	1,833	182	9.9%
Stock-based compensation	30	24	6	25.0%	61	48	13	27.1%
Other	675	583	92	15.8%	1,378	1,222	156	12.8%
Technology Operations	$7,866	$7,698	$168	2.2%	$15,540	$15,448	$92	0.6%
FTEs	92	92	—	—%	92	92	—	—%
Technology operations expense remained relatively flat for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to the increase in telecommunications and other minor expenses offset by the reduction in site rent. The number of active transmitters declined 2.1% from June 30, 2019 compared to June 30, 2018. The number of active transmitters directly relates to the amount of site rent expenses we generally incur on a recurring basis. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue to our efforts to rationalize and consolidate our networks.
Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$3,329	$3,311	$18	0.5%	$6,602	$6,605	$(3)	—%
Commissions	1,298	1,397	(99)	(7.1)%	2,722	3,168	(446)	(14.1)%
Stock-based compensation	128	135	(7)	(5.2)%	289	269	20	7.4%
Advertising and events	656	996	(340)	(34.1)%	1,589	2,154	(565)	(26.2)%
Other	163	254	(91)	(35.8)%	482	366	116	31.7%
Total selling and marketing	$5,574	$6,093	$(519)	(8.5)%	$11,684	$12,562	$(878)	(7.0)%
FTEs	101	100	1	1.0%	101	100	1	1.0%
Selling and marketing expenses decreased for the three and six months ended June 30, 2019 compared to the same period in 2018 primarily due to the decrease in commissions and advertising and events expenses. The decrease in advertising and events expenses is largely due to managements focused efforts to reduce marketing costs to augment research and development initiatives. The decrease in commissions expenses primarily relates to the mix of revenue and the related commissions associated with those revenues. Commissions were paid at a lower rate on revenues that were recognized during the three and six months ended June 30, 2019 as compared to the same period in 2018.

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$4,136	$4,340	$(204)	(4.7)%	$8,177	$8,756	$(579)	(6.6)%
Stock based compensation	690	943	(253)	(26.8)%	908	1,893	(985)	(52.0)%
Bad debt	(96)	279	(375)	(134.4)%	212	808	(596)	(73.8)%
Facility rent and office costs	2,485	1,824	661	36.2%	4,778	3,969	809	20.4%
Outside services	2,306	2,942	(636)	(21.6)%	4,082	4,860	(778)	(16.0)%
Taxes, licenses and permits	863	1,024	(161)	(15.7)%	1,784	2,104	(320)	(15.2)%
Other	1,312	1,389	(77)	(5.5)%	2,502	2,314	188	8.1%
Total general and administrative	$11,696	$12,741	$(1,045)	(8.2)%	$22,443	$24,704	$(2,261)	(9.2)%
FTEs	106	113	(7)	(6.2)%	106	113	(7)	(6.2)%
General and administrative expenses decreased for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the decrease in payroll and related, stock based compensation, and bad debt expense. The decrease in payroll and related expenses is primarily due to a decrease in headcount, benefit related costs, and forfeitures related to the resignation of a named executive officer ("NEO"). The decrease in stock-based compensation is largely due to forfeitures related to the previously mentioned NEO resignation during the three and six months ended June 30, 2019. The decrease in bad debt is related to a change in methodology meant to provide additional coverage for our exposure to potentially uncollectible accounts receivable during the three and six months ended June 30, 2018 that did not occur for the three and six months ended June 30, 2019.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.3 million and $2.7 million for the three months ended June 30, 2019 and 2018, respectively, and $4.7 million and $5.4 million for the six months ended June 30, 2019 and 2018, respectively. The decrease of $0.4 million in depreciation, amortization and accretion expenses for the three months ended June 30, 2019 compared to the same period in 2018 and the decrease of $0.7 million for the six months ended June 30, 2019 compared to the same period in 2018 are primarily due to certain paging assets becoming fully depreciated in 2018. For additional details regarding depreciation, amortization and accretion expenses refer to Note 7, "Consolidated Financial Statement Components."
Benefit from (provision for)income taxes. Income tax benefit decreased $0.5 million and $0.6 million for the three and six months ended June 30, 2019 compared to the same periods in 2018. The change in the provision for income taxes primarily relates to an increase in pre-tax book income for the three and six months ended June 30, 2019 as compared to the same periods in 2018, partially offset by the change in the projected annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and certain discrete items. Further details can be found in Note 11, "Income Taxes."
Liquidity and Capital Resources
At June 30, 2019, we had cash and cash equivalents and short-term investments of $77.7 million.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2019, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$769	$5,998	$(5,229)
Net cash used in investing activities	(28,433)	(3,375)	(25,058)
Net cash used in financing activities	(7,757)	(15,419)	7,662
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $5.2 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease of $5.2 million is related to an increase in net income of $0.9 million (increase in cash flow), a decrease of $0.7 million in depreciation, amortization and accretion expenses (decrease in cash flow), a decrease in non-cash items of $0.1 million (decrease in cash flow), and a decrease in stock-based compensation of $0.9 million (decrease in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a net $1.3 million greater decrease to assets (decrease in cash flow), a $3.2 million greater decrease in deferred revenue (decrease in cash flow) partially offset by a $0.1 million greater increase in accounts payable, accrued liabilities and other (increase in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities increased by $25.1 million for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the purchase of additional U.S. treasury securities.
Net Cash Used in Financing Activities. Net cash used in financing activities decreased by $7.7 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease was largely due to common stock repurchases during the six months ended June 30, 2018 that did not take place during the same period in 2019.
Future Cash Dividends to Stockholders. On July 31, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 16, 2019, and a payment date of September 10, 2019. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
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

Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Total rent expense under operating leases was $4.5 million and $4.4 million for the three months ended June 30, 2019 and 2018, respectively, and $8.7 million and $8.8 million for the six months ended June 30, 2019 and 2018, respectively.
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
Commitments and Contingencies. See Note 12, "Commitments and Contingencies" for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 13, "Related Parties" for a discussion regarding our related party transactions.
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
There have been no changes to the critical accounting policies reported in the 2018 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 4, "Significant Accounting Policies Update."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2019, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2018 Annual Report have not materially changed during the quarter ended June 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the Three Months Ended June 30, 2019 no shares of common stock were repurchased. For additional details regarding purchases made by the Company of the Company's common stock refer to Note 10, "Stockholders' Equity."
ITEM 5. OTHER MATTERS.
(a). On July 29, 2019, the Company held its 2019 Annual Meeting of Stockholders (the “Annual Meeting”). There were 19,221,966 shares of common stock eligible to vote, of which 17,518,342 shares were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect eight directors; to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2019 and to approve, on an advisory basis, the compensation of the Company’s named executive officers (“NEOs”). No other business was transacted.
As reported in the tables below, eight directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed, Grant Thornton LLP was ratified as the Company's independent registered public accounting firm for the year ending December 31, 2019 and the compensation of the Company's NEOs was approved, on a non-binding advisory basis.

Election of Directors:	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
N. Blair Butterfield	15,602,070	175,380	7,354	1,733,538
Stacia A. Hylton	15,601,182	175,939	7,683	1,733,538
Vincent D. Kelly	14,907,738	867,161	9,905	1,733,538
Brian O’Reilly	14,564,114	1,212,097	8,593	1,733,538
Matthew Oristano	14,856,893	919,342	8,569	1,733,538
Todd Stein	15,641,629	135,702	7,473	1,733,538
Samme L. Thompson	14,533,049	1,219,262	32,493	1,733,538
Royce Yudkoff	14,559,156	1,218,175	7,473	1,733,538
Ratification of the Appointment of	Votes For	Votes Against	Abstentions	Broker Non-Votes
Grant Thornton LLP	17,120,313	382,681	15,348	—
Advisory Vote on the Approval of	Votes For	Votes Against	Abstentions	Broker Non-Votes
NEO Compensation	14,809,687	937,493	37,624	1,733,538

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 1, 2019					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated August 1, 2019					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 1, 2019					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 1, 2019					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: August 1, 2019	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)