Form 10-Q
period 2019-09-30
Spok Holdings, Inc
filed 2019-10-25
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
18,854,381 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of October 18, 2019.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$49,319	$83,343
Short-term investments	29,870	3,963
Accounts receivable, net	31,071	32,386
Prepaid expenses and other	9,975	9,578
Inventory	995	1,708
Total current assets	121,230	130,978
Non-current assets:
Property and equipment, net	9,603	10,354
Operating lease right-of-use assets	16,345	—
Goodwill	133,031	133,031
Intangible assets, net	3,542	5,417
Deferred income tax assets	46,961	46,484
Other non-current assets	1,319	1,448
Total non-current assets	210,801	196,734
Total assets	$332,031	$327,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,605	$2,010
Accrued compensation and benefits	11,465	11,348
Accrued taxes	1,605	1,822
Deferred revenue	27,668	26,106
Operating lease liabilities	5,303	—
Other current liabilities	2,531	3,662
Total current liabilities	52,177	44,948
Non-current liabilities:
Asset retirement obligations	6,756	6,513
Operating lease liabilities	11,658	—
Other non-current liabilities	643	1,697
Total non-current liabilities	19,057	8,210
Total liabilities	71,234	53,158
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	85,614	90,559
Accumulated other comprehensive loss	(1,499)	(1,301)
Retained earnings	176,680	185,294
Total stockholders’ equity	260,797	274,554
Total liabilities and stockholders' equity	$332,031	$327,712

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2019	2018	2019	2018
Revenue:
Wireless	$21,814	$23,259	$66,552	$71,186
Software	17,639	19,217	54,189	55,032
Total revenue	39,453	42,476	120,741	126,218
Operating expenses:
Cost of revenue	7,190	8,141	22,021	23,635
Research and development	7,437	5,934	20,411	17,845
Technology operations	7,805	7,787	23,345	23,235
Selling and marketing	5,595	5,716	17,279	18,279
General and administrative	11,813	13,673	34,255	38,377
Depreciation, amortization and accretion	2,305	2,785	6,999	8,168
Total operating expenses	42,145	44,036	124,310	129,539
Operating loss	(2,692)	(1,560)	(3,569)	(3,321)
Interest income	399	384	1,300	1,009
Other income (expense)	163	(110)	528	(56)
Loss before income taxes	(2,130)	(1,286)	(1,741)	(2,368)
Benefit from income taxes	804	446	486	701
Net loss	$(1,326)	$(840)	$(1,255)	$(1,667)
Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.07)	$(0.09)
Basic and diluted weighted average common shares outstanding	19,086,811	19,456,149	19,166,812	19,742,869
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
(Unaudited and in thousands)
Net loss	$(1,326)	$(840)	$(1,255)	$(1,667)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(105)	(367)	(198)	(965)
Other comprehensive loss	(105)	(367)	(198)	(965)
Comprehensive loss	$(1,431)	$(1,207)	$(1,453)	$(2,632)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2018	20,135,514	$2	$98,731	$191,796	$290,529
Net income	—	—	—	345	345
Adjustment to beginning balance resulting from adoption of ASC 606 and tax impact	—	—	—	4,644	4,644
Purchase of common stock for tax withholding	(56,269)	—	(892)	—	(892)
Amortization of stock-based compensation	—	—	1,234	—	1,234
Cash dividends declared	—	—	—	(2,589)	(2,589)
Common stock repurchase program including commissions	(127,792)	—	(1,927)	—	(1,927)
Issuance of restricted stock under the Equity Plan and other	4,812	—	—	—	—
Cumulative translation adjustment	—	—	(256)	—	(256)
Balance, March 31, 2018	19,956,265	$2	$96,890	$194,196	$291,088
Net loss	—	—	—	(1,172)	(1,172)
Amortization of stock-based compensation	—	—	1,267	—	1,267
Cash dividends declared	—	—	—	(2,539)	(2,539)
Common stock repurchase program including commissions	(501,782)	—	(7,540)	—	(7,540)
Issuance of restricted stock under the Equity Plan and other	17,766	—	143	—	143
Cumulative translation adjustment	—	—	(342)	—	(342)
Balance, June 30, 2018	19,472,249	$2	$90,418	$190,485	$280,905
Net income	—	—	—	(840)	(840)
Prior period adjustments	—	—	—	412	412
Purchase of common stock for tax withholding	—	—	(86)	—	(86)
Amortization of stock-based compensation	—	—	1,423	—	1,423
Cash dividends declared	—	—	—	(2,500)	(2,500)
Common stock repurchase program including commissions	(36,542)	—	(559)	—	(559)
Issuance of restricted stock under the Equity Plan and other	13,611	—		—	—
Cumulative translation adjustment	—	—	(367)	—	(367)
Balance, September 30, 2018	19,449,318	$2	$90,829	$187,557	$278,388

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2019	19,389,066	$2	$89,258	$185,294	$274,554
Net income	—	—	—	742	742
Purchase of common stock for tax withholding	(67,648)	—	(1,011)	—	(1,011)
Amortization of stock-based compensation	—	—	528	—	528
Cash dividends declared	—	—	—	(2,479)	(2,479)
Common stock repurchase program including commissions	(131,012)	—	(1,810)	—	(1,810)
Issuance of restricted stock under the Equity Plan and other	13,650	—	—	70	70
Cumulative translation adjustment	—	—	(60)	—	(60)
Balance, March 31, 2019	19,204,056	$2	$86,905	$183,627	$270,534
Net loss	—	—	—	(670)	(670)
Amortization of stock-based compensation	—	—	1,029	—	1,029
Cash dividends declared	—	—	—	(2,480)	(2,480)
Issuance of restricted stock under the Equity Plan and other	17,910	—	120	$—	120
Cumulative translation adjustment	—	—	(33)	—	(33)
Balance, June 30, 2019	19,221,966	$2	$88,021	$180,477	$268,500
Net loss	—	—	—	(1,326)	(1,326)
Amortization of stock-based compensation	—	—	964	—	964
Cash dividends declared	—	—	—	(2,471)	(2,471)
Common stock repurchase program including commissions	(401,342)	—	(4,765)	—	(4,765)
Issuance of restricted stock under the Equity Plan	7,146	—	—	—	—
Cumulative translation adjustment	—	—	(105)	—	(105)
Balance, September 30, 2019	18,827,770	$2	$84,115	$176,680	$260,797

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2019	2018
Cash flows provided by operating activities:
Net loss	(1,255)	$(1,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	6,999	8,168
Deferred income tax expense	(569)	(1,000)
Stock-based compensation	2,521	3,922
Provision for doubtful accounts, service credits and other	652	1,631
Adjustment of non-cash transaction taxes	—	(156)
Changes in assets and liabilities:
Accounts receivable	252	(2,534)
Prepaid expenses, inventory, and other assets	2,131	(1,160)
Accounts payable, accrued liabilities and other	(1,366)	(346)
Deferred revenue	1,383	4,998
Net cash provided by operating activities	10,748	11,856
Cash flows used in investing activities:
Purchase of property and equipment	(4,162)	(5,094)
Purchase of short-term investments	(44,499)	(3,911)
Maturity of short-term investments	19,000	4,000
Net cash used in investing activities	(29,661)	(5,005)
Cash flows used in financing activities:
Cash distributions to stockholders	(7,440)	(7,631)
Purchase of common stock (including commissions)	(6,575)	(10,026)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	119	143
Purchase of common stock for tax withholding on vested equity awards	(1,017)	(978)
Net cash used in financing activities	(14,913)	(18,492)
Effect of exchange rate on cash	(198)	(965)
Net decrease in cash and cash equivalents	(34,024)	(12,606)
Cash and cash equivalents, beginning of period	83,343	103,179
Cash and cash equivalents, end of period	$49,319	$90,573
Supplemental disclosure:
Income taxes paid	$927	$726

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
On January 1, 2019, we adopted ASC 842 using the modified retrospective approach that resulted in a material adjustment to our balance sheet as of January 1, 2019. During the quarter ended June 30, 2019 we adjusted our opening balance to record the effect of adopting ASC 842 by approximately $0.4 million. As a result, the impact of the adoption of ASC 842 was an increase to assets and liabilities of approximately $17.8 million. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840. In the adoption of ASC 842, we elected to use the package of available practical expedients with the exception of hindsight. For additional details refer to Note 4, "Significant Accounting Policies Update" and Note 6, "Leases."
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2018 Annual Report. Significant changes to our accounting policies as a result of adopting ASC 842 are discussed below:
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Wireless products and services	$21,814	$23,259	$66,552	$71,186
License	2,723	3,175	7,239	9,544
Services	4,202	4,555	14,242	12,988
Hardware	689	1,296	2,493	3,428
Maintenance	10,025	10,191	30,215	29,072
Total revenue	$39,453	$42,476	$120,741	$126,218

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2019 and 2018. Revenue by geographic region consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Revenue
United States	$38,312	$41,198	$116,525	$122,243
International	1,141	1,278	4,216	3,975
Total revenue	$39,453	$42,476	$120,741	$126,218
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the nine months ended September 30, 2019 are as follows:

(Dollars in thousands)	December 31, 2018	Additions	Revenue Recognized	September 30, 2019
Deferred Revenue	$26,582	$59,759	$(58,376)	$27,965
During the nine months ended September 30, 2019, the Company recognized $28.5 million related to amounts deferred as of December 31, 2018.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation with obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the nine months ended September 30, 2019 are as follows:

(Dollars in thousands)	December 31, 2018	Additions	Commissions Recognized	September 30, 2019
Prepaid Commissions	$2,394	$3,607	$(3,836)	$2,165
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

Lease costs are included in technology operations and general and administrative expenses on the Condensed Consolidated Statement of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2019
Operating lease cost	$1,285	$4,008
Short-term lease cost	2,255	6,427
Short-term lease cost - related party(1)	895	2,718
Total lease cost	$4,435	$13,153

Supplemental Disclosure:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,419
Weighted-average remaining lease term - operating leases	5.84 years
Weighted-average discount rate - operating leases	5.5%
(1) A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. Refer to Note 13, "Related Parties" for additional details.
Maturities of lease liabilities as of September 30, 2019 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining three months ending December 31, 2019	$1,416
2020	5,095
2021	4,049
2022	2,475
2023	1,725
Thereafter	4,968
Total future lease payments	19,728
Imputed interest	(2,767)
Total	$16,961

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Depreciation
Leasehold improvements	$14	$60	$50	$195
Asset retirement costs	(191)	(74)	(575)	(226)
Paging and computer equipment	1,627	1,938	4,950	5,608
Furniture, fixtures and vehicles	92	100	285	310
Total depreciation	1,542	2,024	4,710	5,887
Amortization	625	625	1,875	1,875
Accretion	138	136	414	406
Total depreciation, amortization and accretion expense	$2,305	$2,785	$6,999	$8,168
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.5 million and $1.7 million at September 30, 2019 and December 31, 2018, respectively. Accounts receivable, net includes $5.8 million and $8.7 million of unbilled receivables at September 30, 2019 and December 31, 2018, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms. The decrease in unbilled receivables was primarily due to an increase in billings for the nine months ended September 30, 2019.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2019	December 31, 2018
Leasehold improvements	shorter of useful life or lease term	$3,624	$4,139
Asset retirement costs	1-5	2,041	2,021
Paging and computer equipment	1-5	98,403	98,401
Furniture, fixtures and vehicles	3-5	3,639	4,353
Total property and equipment		107,707	108,914
Accumulated depreciation		(98,104)	(98,560)
Total property and equipment, net		$9,603	$10,354

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
We evaluated goodwill for impairment during the three months ended September 30, 2019 due to the decline in stock price during the third quarter which indicated to the Company that impairment could exist. Based on our assessment at September 30, 2019, the carrying value exceeded the estimated fair value of the reporting unit and thus we did not record an impairment of goodwill during the three months ended September 30, 2019. The carrying value exceeded the estimated fair value of the reporting unit by less than five percent. For purposes of the goodwill impairment assessment, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average, etc.) as well as application of an estimated control premium. The estimated control premium is based on review of current and past market information published by a third-party resource. In accordance with historical practice, the Company anticipates performing its annual assessment of goodwill during the fourth quarter of 2019. We can provide no assurance that the Company's carrying value will continue to exceed the estimated fair value for any future period. A continued declining trend in the price of the Company's common stock will likely result in some impairment to goodwill.
Intangible Assets
Amortizable intangible assets at September 30, 2019 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years.
The net consolidated balance of intangible assets consisted of the following at September 30, 2019:

(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(21,460)	$3,542
Estimated amortization of intangible assets for future periods was as follows:

(Dollars in thousands)
For the remaining three months ending December 31, 2019	$625
For the year ending December 31:
2020	2,500
2021	417
Total amortizable intangible assets	$3,542
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2019	$34	$6,513	$6,547
Accretion	29	385	414
Amounts paid	(125)	—	(125)
Increases	—	20	20
Reclassifications	162	(162)	—
Balance at September 30, 2019	$100	$6,756	$6,856
The short-term portion balance above is included within other current liabilities on the Condensed Consolidated Balance Sheet at September 30, 2019.

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
Accretion expense was $0.4 million for the nine months ended September 30, 2019 and 2018. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 10 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At September 30, 2019 and December 31, 2018, we had no stock options outstanding.
At September 30, 2019 and December 31, 2018, there were 18,827,770 and 19,389,066 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
The following table details our cash dividends declared in 2019. Cash dividends paid as disclosed in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)
				(Dollars in thousands)
February 27, 2019	March 15, 2019	March 29, 2019	$0.125	$2,479
April 24, 2019	May 24, 2019	June 24, 2019	0.125	2,480
July 31, 2019	August 16, 2019	September 10, 2019	0.125	2,471
	Total		$0.375	$7,430
(1) The total declared reflects the cash dividends declared in relation to common stock and unvested RSUs.
On October 23, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 15, 2019, and a payment date of December 10, 2019. This cash dividend of approximately $2.4 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
In August 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019. The Company fully exhausted the repurchase authority as of September 30, 2019. The following table presents information with respect to purchases made by the Company during the nine months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(Dollars in thousands)
Balance at January 1, 2019				$6,555
Three Months Ended March 31, 2019	131,012	$13.77	131,012	$4,749
Three Months Ended June 30, 2019	—	—	—	$4,749
Three Months Ended September 30, 2019	401,342	$11.83	401,342	—
Total	532,354	$12.31	532,354
(1) Average price paid per share excludes commissions of approximately $21,294.
The above table excludes shares repurchased to settle employee tax withholdings related to the vesting of equity awards.
Net Loss per Common Share
Basic net loss per common share is computed on the basis of the weighted average common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares including outstanding restricted stock and RSUs, which are treated as contingently issuable shares, using the “treasury stock” method.
The components of basic and diluted net loss per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2019	2018	2019	2018
Numerator:
Net loss	$(1,326)	$(840)	$(1,255)	$(1,667)

Denominator:
Basic and diluted weighted average outstanding shares of common stock	19,086,811	19,456,149	19,166,812	19,742,869
Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.07)	$(0.09)
For the three and nine months ended September 30, 2019 and 2018 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	$129,973	$107,139	$179,576	$162,648

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
The following table summarizes the activities under the 2012 Equity Plan from January 1, 2019 through September 30, 2019:

Activity
Total equity securities available at January 1, 2019	904,437
RSU and restricted stock awarded to eligible employees, net of forfeitures	(248,955)
Total equity securities available at September 30, 2019	655,482
The following table details activities with respect to outstanding RSUs and restricted stock for the nine months ended September 30, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2019	404,325	$17.27
Granted	356,176	13.26
Vested	(14,057)	15.65
Forfeited	(130,364)	15.49
Unvested at September 30, 2019	616,080	$15.37
Of the 616,080 unvested RSUs and restricted stock outstanding at September 30, 2019, 358,218 RSUs include contingent performance requirements for vesting purposes. At September 30, 2019, there was $4.0 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2019 and 2018, 9,876 and 11,581 shares of the Company's common stock were purchased, respectively, for a total cost of $0.1 million for each period.
The following table summarizes the activities under the ESPP from January 1, 2019 through September 30, 2019:

Activity
Total ESPP equity securities available at January 1, 2019	208,159
ESPP common stock purchased by eligible employees	(9,876)
Total ESPP securities available at September 30, 2019	198,283
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
The following table reflects the items for stock-based compensation expense on the Condensed Consolidated Statement of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Performance-based RSUs	$397	$655	$939	$1,677
Time-based RSUs and restricted stock	546	750	1,520	2,194
ESPP	21	18	62	51
Total stock-based compensation	$964	$1,423	$2,521	$3,922
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
At September 30, 2019, we had total deferred income tax assets ("DTAs") of $47.0 million and no valuation allowance. This reflects an increase of $0.5 million from the December 31, 2018 DTAs of $46.5 million and no valuation allowance.
We consider both positive and negative evidence when evaluating the recoverability of our DTAs. The assessment is required to determine whether, based on all available evidence, it is more likely than not (i.e., greater than a 50% probability) that all or some portion of the DTAs will be realized in the future. During the fourth quarter of each year, we update our multi-year forecast of taxable income for our operations, which assists in analyzing the recoverability of our DTAs.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2019 to the commitments and contingencies previously reported in the 2018 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For the three months ended September 30, 2019 and 2018, we incurred site rent expenses of $0.9 million and for the nine months ended September 30, 2019 and 2018, we incurred site rent expenses of $2.7 million from the entity on which the individual serves as a director. Site rent expenses are included in Technology operations expenses on the Condensed Consolidated Statement of Operations.

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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statement of Operations (“MD&A”),” and “Risk Factors” in our 2018 Annual Report. Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
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
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to clinical communications and collaboration. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos, and well-known manufacturers. Our primary market has been the healthcare industry, particularly hospitals. We have identified hospitals with 200 or more beds as the primary targets for our software and wireless solutions.
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement. For the nine months ended September 30, 2019 wireless revenue represented approximately 55.1% and software revenue represented approximately 44.9% of our consolidated revenue.

Refer to Note 5, "Revenue, Deferred Revenue and Prepaid Commissions" for additional information on our wireless and software revenue streams.
Operating Expenses
Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management. These operating expenses are categorized as follows:

•
Cost of revenue. These are expenses primarily for hardware, third-party software, outside services expenses and payroll and related expenses for our professional services, logistics, customer support and maintenance staff.

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

•
General and administrative. These are expenses associated with information technology and administrative functions, which include finance and accounting, human resources and executive management. This classification consists primarily of payroll and related expenses, outside services expenses, taxes, licenses and permit expenses, and facility rent expenses.

Results of Operations
The following table is a summary of our Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Revenue:
Wireless	$21,814	$23,259	$(1,445)	(6.2)%	$66,552	$71,186	$(4,634)	(6.5)%
Software	17,639	19,217	(1,578)	(8.2)%	54,189	55,032	(843)	(1.5)%
Total revenue	39,453	42,476	(3,023)	(7.1)%	120,741	126,218	(5,477)	(4.3)%
Operating expenses:
Cost of revenue	7,190	8,141	(951)	(11.7)%	22,021	23,635	(1,614)	(6.8)%
Research and development	7,437	5,934	1,503	25.3%	20,411	17,845	2,566	14.4%
Technology operations	7,805	7,787	18	0.2%	23,345	23,235	110	0.5%
Selling and marketing	5,595	5,716	(121)	(2.1)%	17,279	18,279	(1,000)	(5.5)%
General and administrative	11,813	13,673	(1,860)	(13.6)%	34,255	38,377	(4,122)	(10.7)%
Depreciation, amortization and accretion	2,305	2,785	(480)	(17.2)%	6,999	8,168	(1,169)	(14.3)%
Total operating expenses	42,145	44,036	(1,891)	(4.3)%	124,310	129,539	(5,229)	(4.0)%
Operating loss	(2,692)	(1,560)	(1,132)	72.6%	(3,569)	(3,321)	(248)	7.5%
Interest income	399	384	15	3.9%	1,300	1,009	291	28.8%
Other income (expense)	163	(110)	273	(248.2)%	528	(56)	584	(1,043)%
Loss before income taxes	(2,130)	(1,286)	(844)	65.6%	(1,741)	(2,368)	627	(26.5)%
Benefit from income taxes	804	446	358	80.3%	486	701	(215)	(30.7)%
Net loss	$(1,326)	$(840)	$(486)	57.9%	$(1,255)	$(1,667)	$412	(24.7)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	617	603	14	2.3%
Active transmitters	3,846	3,942	(96)	(2.4)%

Revenue
The table below details total revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Revenue - wireless:
Paging revenue	$21,212	$22,442	$(1,230)	(5.5)%	$64,241	$68,574	$(4,333)	(6.3)%
Product and other revenue	602	817	(215)	(26.3)%	2,311	2,612	(301)	(11.5)%
Total wireless revenue	21,814	23,259	(1,445)	(6.2)%	66,552	71,186	(4,634)	(6.5)%

Revenue - software:
License	2,723	3,175	(452)	(14.2)%	7,239	9,544	(2,305)	(24.2)%
Services	4,202	4,555	(353)	(7.7)%	14,242	12,988	1,254	9.7%
Equipment	689	1,296	(607)	(46.8)%	2,493	3,429	(936)	(27.3)%
Operations revenue	7,614	9,026	(1,412)	(15.6)%	23,974	25,961	(1,987)	(7.7)%
Maintenance revenue	10,025	10,191	(166)	(1.6)%	30,215	29,071	1,144	3.9%
Total software revenue	17,639	19,217	(1,578)	(8.2)%	54,189	55,032	(843)	(1.5)%
Total revenue	$39,453	$42,476	$(3,023)	(7.1)%	$120,741	$126,218	$(5,477)	(4.3)%
The decrease in wireless revenue for the three and nine months ended September 30, 2019 compared to the same periods in 2018 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended September 30, 2019 and 2018 was $7.32 and $7.40, respectively, while total units in service were 1.0 million for both periods. While demand for wireless services continues to decline, it has done so at a slower rate than historically experienced. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of September 30,			Revenue for the Three Months Ended September 30,			Change Due To:
(in thousands)	2019	2018	Change	2019	2018	Change	ARPU	Units
Total	955	999	(44)	$21,212	$22,442	$(1,230)	$(278)	$(952)

	Units in Service as of September 30,			Revenue for the Nine Months Ended September 30,			Change Due To:
(in thousands)	2019	2018	Change	2019	2018	Change	ARPU	Units
Total	955	999	(44)	$64,241	$68,574	$(4,333)	$(1,126)	$(3,207)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
For the three months ended September 30, 2019, as compared to the same period in 2018, the decrease in operations revenue primarily resulted from the delivery of fewer software licenses and hardware products. The decline in services revenue was primarily attributable to a decrease in reimbursable expense revenues which also resulted in a corresponding decline to cost of sales for the same periods. Our project-based professional services revenues were largely in-line for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, as compared to the same period in 2018, the decrease in operations revenue primarily resulted from the delivery of fewer software licenses and hardware products partially offset by an increase in services revenue stemming from stronger utilization rates and more efficient projects. The decrease in maintenance revenue, for the three months ended September 30, 2019 as compared to the same periods in 2018, primarily relates to the timing of revenue in 2018 and to a lesser extent a limited number of contracts which were up for renewal during the three months ended September 30, 2019 but we are continuing to negotiate. While many of our renewal contracts have auto-renewal terms there are a subset of contracts which require renegotiation for each renewal period. We are generally precluded from recognizing revenue on these contracts until new terms have been agreed to. While certain of our commercial customers require this type of contract renewal, these contracts are generally limited to government organizations including Federal, State and Local entities. The increase in maintenance revenue, for the nine months ended September 30, 2019 compared to the same period in 2018, is a result of the continued success of revenue renewal rates. The maintenance revenue renewal rates for the three and nine months ended September 30, 2019 and 2018 were in excess of 99% and reflect our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions.
Operating Expenses
The following is a review of our operating expense categories for the three and nine months ended September 30, 2019 and 2018. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$5,099	$4,923	$176	3.6%	$14,779	$14,667	$112	0.8%
Cost of sales	1,567	2,623	(1,056)	(40.3)%	5,547	7,221	(1,674)	(23.2)%
Stock-based compensation	21	75	(54)	(72.0)%	224	205	19	9.3%
Other	503	520	(17)	(3.3)%	1,471	1,542	(71)	(4.6)%
Total cost of revenue	$7,190	$8,141	$(951)	(11.7)%	$22,021	$23,635	$(1,614)	(6.8)%
FTEs	182	185	(3)	(1.6)%	182	185	(3)	(1.6)%
Cost of revenue expense decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to a decrease in cost of sales partially offset by an increase in payroll and related expenses. The increase in payroll and related expenses is primarily related to to general pay increases partially offset by lower benefit costs. The decrease in cost of sales is primarily related to lower hardware revenues with a corresponding decrease in related costs as well as lower use of third-party resources for professional services.
Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$5,083	$4,709	$374	7.9%	$13,985	$13,217	$768	5.8%
Outside services	2,027	1,040	987	94.9%	5,684	4,035	1,649	40.9%
Stock-based compensation	102	71	31	43.7%	196	231	(35)	(15.2)%
Other	225	114	111	97.4%	546	362	184	50.8%
Total research and development	$7,437	$5,934	$1,503	25.3%	$20,411	$17,845	$2,566	14.4%
FTEs	136	117	19	16.2%	136	117	19	16.2%
Research and development expenses increased for the three and nine months ended September 30, 2019 compared to the same period in 2018 as a result of our anticipated increases in payroll and related and outside services expenses, as we continue to focus on the development efforts of our software solutions. We intend to continue these efforts based on their importance to our continued success and do not anticipate a return to historically lower costs. However, increases in staffing and the use of outside services have grown at a slower pace during 2019. These costs will continue to substantially impact margins and our cash flow from operations as the benefits from our development efforts will not immediately be realized for at least one to three years. We anticipate that certain of these costs will begin to qualify for capitalization under Generally Accepted Accounting Principles beginning in late fourth quarter of 2019 or early 2020 as it relates to the development of the Care Connect Platform. Refer to "Item 1. Business" of Part I of the 2018 Annual Report, which describes our development efforts in further detail.

Technology Operations. Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$2,823	$2,866	$(43)	(1.5)%	$8,132	$8,177	$(45)	(0.6)%
Site rent	3,269	3,482	(213)	(6.1)%	10,046	10,516	(470)	(4.5)%
Telecommunications	1,016	950	66	6.9%	3,031	2,783	248	8.9%
Stock-based compensation	30	24	6	25.0%	91	71	20	28.2%
Other	667	465	202	43.4%	2,045	1,688	357	21.1%
Technology Operations	$7,805	$7,787	$18	0.2%	$23,345	$23,235	$110	0.5%
FTEs	90	91	(1)	(1.1)%	90	91	(1)	(1.1)%
Technology operations expense remained relatively flat for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to the increase in telecommunications and other minor expenses offset by the reduction in site rent. The number of active transmitters declined 2.4% from September 30, 2019 compared to September 30, 2018. The number of active transmitters directly relates to the amount of site rent expenses we generally incur on a recurring basis. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$3,524	$3,401	$123	3.6%	$10,126	$10,005	$121	1.2%
Commissions	1,114	1,225	(111)	(9.1)%	3,836	4,393	(557)	(12.7)%
Stock-based compensation	137	135	2	1.5%	426	404	22	5.4%
Advertising and events	703	857	(154)	(18.0)%	2,293	3,011	(718)	(23.8)%
Other	117	98	19	19.4%	598	466	132	28.3%
Total selling and marketing	$5,595	$5,716	$(121)	(2.1)%	$17,279	$18,279	$(1,000)	(5.5)%
FTEs	103	99	4	4.0%	103	99	4	4.0%
Selling and marketing expenses decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to the decrease in commissions and advertising and events expenses partially offset by an increase in payroll and related expenses. The increase in payroll and related expenses is primarily related to an increase in headcount. The decrease in advertising and events expenses is largely due to managements focused efforts to reduce marketing costs to augment research and development initiatives. The decrease in commissions expenses primarily relates to the mix of revenue and the related commissions associated with those revenues. Commissions were paid at a lower rate on revenues that were recognized during the three and nine months ended September 30, 2019 as compared to the same periods in 2018.

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	Total	%	2019	2018	Total	%
Payroll and related	$4,220	$4,834	$(614)	(12.7)%	$12,397	$13,589	$(1,192)	(8.8)%
Stock-based compensation	674	1,118	(444)	(39.7)%	1,584	3,011	(1,427)	(47.4)%
Bad debt	402	513	(111)	(21.6)%	614	1,321	(707)	(53.5)%
Facility rent, office, and technology costs	2,369	2,426	(57)	(2.3)%	7,147	7,998	(851)	(10.6)%
Outside services	2,004	2,363	(359)	(15.2)%	6,086	5,621	465	8.3%
Taxes, licenses and permits	888	1,081	(193)	(17.9)%	2,672	3,185	(513)	(16.1)%
Other	1,256	1,338	(82)	(6.1)%	3,755	3,652	103	2.8%
Total general and administrative	$11,813	$13,673	$(1,860)	(13.6)%	$34,255	$38,377	$(4,122)	(10.7)%
FTEs	106	111	(5)	(4.5)%	106	111	(5)	(4.5)%
General and administrative expenses decreased for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to the decrease in payroll and related, stock based compensation, outside services and bad debt expense, partially offset by an increase in facility rent and office costs. The decrease in payroll and related expenses is primarily due to a decrease in headcount, benefit related costs, and forfeitures related to the resignation of a named executive officer ("NEO"). The decrease in stock-based compensation is largely due to forfeitures related to the previously mentioned NEO resignation during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. The decrease in facility rent and office costs is primarily to due to a reduction in certain telephone and technology expenses in addition to repair and maintenance costs during the three and nine months ended September 30, 2019 when compared to the same periods in 2018. The decrease in bad debt expenses is related to a change in methodology meant to provide additional coverage for our exposure to potentially uncollectible accounts receivable during the three and nine months ended September 30, 2018 that did not occur for the three and nine months ended September 30, 2019.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.3 million and $2.8 million for the three months ended September 30, 2019 and 2018, respectively, and $7.0 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $0.5 million in depreciation, amortization and accretion expenses for the nine months ended September 30, 2019 compared to the same period in 2018 and the decrease of $1.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 are primarily due to certain paging assets becoming fully depreciated in 2018 and continued efforts to reduce capital expenditures. For additional details regarding depreciation, amortization and accretion expenses refer to Note 7, "Consolidated Financial Statement Components."
Benefit from income taxes. Benefit from income taxes were $0.8 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively. Income tax benefit increased $0.4 million for the three months ended September 30, 2019 compared to the same periods in 2018 and decreased $0.2 million for the nine months ended September 30, 2019 compared to the same periods in 2018. The change in the provision for income taxes for the three months ended September 30, 2019 as compared to the same period in 2018 primarily relates to an increase in pre-tax book loss partially offset by the change in the projected annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and certain discrete items. The change in the provision for income taxes for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily relates to a decrease in pre-tax book loss and partially offset by the change in the projected annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and certain discrete items. Further details can be found in Note 11, "Income Taxes."
Liquidity and Capital Resources
At September 30, 2019, we had cash and cash equivalents and short-term investments of $79.2 million.
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
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business, and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to continue to substantially invest in the development of our integrated communications platform over the next several years, commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period, and possibly longer until revenues from our Spok Care Connect platform begin to be realized.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at September 30, 2019, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018
Net cash provided by operating activities	$10,748	$11,856	$(1,108)
Net cash used in investing activities	(29,661)	(5,005)	(24,656)
Net cash used in financing activities	(14,913)	(18,492)	3,579
Net Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows provided by operating activities to meet our cash requirements. Cash provided by operating activities varies depending on changes in various working capital items including deferred revenue, accounts payable, accounts receivable, prepaid expenses and various accrued expenses. Net cash provided by operating activities decreased by $1.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease of $1.1 million is related to an increase in net income of $0.4 million (increase in cash flow), a decrease of $1.2 million in depreciation, amortization and accretion expenses (decrease in cash flow), a decrease in non-cash items of $0.4 million (decrease in cash flow), and a decrease in stock-based compensation of $1.4 million (decrease in cash flow). With respect to changes in assets and liabilities the net cash provided by operating activities reflects a net $5.9 million greater increase to assets (increase in cash flow), partially offset by a $3.6 million greater decrease in deferred revenue (decrease in cash flow), a $0.8 million greater decrease in accounts payable, accrued liabilities and other (decrease in cash flow).
Net Cash Used in Investing Activities. Net cash used in investing activities increased by $24.7 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to the purchase of additional U.S. treasury securities.
Net Cash Used in Financing Activities. Net cash used in financing activities decreased by $3.6 million for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease was largely due to common stock repurchases during the nine months ended September 30, 2018 that did not take place during the same period in 2019.
Future Cash Dividends to Stockholders. On October 23, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 15, 2019, and a payment date of December 10, 2019. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Common Stock Repurchase Program. In August 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019. The Company fully exhausted the repurchase authority as of September 30, 2019. For additional details regarding the common stock repurchase program refer to Note 10, "Stockholders' Equity."

Other. For 2019, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Total rent expense under operating leases was $4.4 million for the three months ended September 30, 2019 and 2018, and $13.2 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Critical Accounting Policies and Estimates
The preceding discussion and analysis of financial condition and operations is based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including, but not limited to those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the 2018 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 4, "Significant Accounting Policies Update."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2019, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2018 Annual Report have not materially changed during the quarter ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information with respect to purchases made by the Company of the Company's common stock during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
				(Dollars in thousands)
Balance at June 30, 2019				4,749
July 1 to 31, 2019	—	$—	—	4,749
August 1 to 31, 2019	352,059	$11.88	352,059	568
September 1 to 30, 2019	49,283	$11.52	49,283	—
For the three months ended September 30, 2019	401,342	$11.83	401,342
(1)Average price paid per share excludes commissions of approximately $16,054
For additional details regarding purchases made by the Company of the Company's stock refer to Note 10, "Stockholders' Equity." The above table excludes shares repurchased to settle employee tax withholding related to the vesting of equity awards.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 24, 2019					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated October 24, 2019					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated October 24, 2019					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated October 24, 2019					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: October 24, 2019	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)