Form 10-K
period 2019-12-31
Spok Holdings, Inc
filed 2020-02-27
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $289 million based on the closing price of $15.04 per share on the NASDAQ National Market® on June 28, 2019.
The number of shares of registrant’s common stock outstanding on February 21, 2020 was 18,944,914.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2020, are incorporated by reference into Part III of this Report.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (“Spok” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok, are forward-looking statements.
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

•	Our ability to manage wireless network rationalization to lower our costs without causing disruption of service to our customers

•
Our ability to design and develop an integrated clinical communications and collaboration platform to address mobile communications, clinical alerting, nursing and workflow functions at state of the art hospitals that gains market acceptance and wide-spread use by customers

•	Our ability to address changing market conditions with new or revised software solutions

•	Our ability to retain key management personnel and to attract and retain talent within the organization

•	Our ability to manage change related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally

•	Competition for our services and products from new technologies or those offered and/or developed from firms that are substantially larger and have much greater financial and human capital resources

•	The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions

•	We may experience litigation claiming intellectual property infringement by us, and we may not be able to protect our rights in intellectual property that we own and develop

•	Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services

•	Declines in our stock price or other events or circumstances that result in future goodwill impairments

•	Those matters are discussed in this Annual Report under Item 1A “Risk Factors.”
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
ITEM 1. BUSINESS
Overview
Spok, Inc., a wholly owned subsidiary of Spok Holdings, Inc. (NASDAQ: SPOK), is proud to be the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on Spok Care Connect to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients.
Our headquarters is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2019 Annual Report on Form 10-K ("2019 Form 10-K").)
We deliver smart, reliable clinical communication and collaboration solutions to help protect the health, well-being, and safety of people in the United States and abroad, on a limited basis, in Europe, Canada, Australia, Asia and the Middle East. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization, and public safety response. We develop, sell, and support enterprise-wide systems primarily for healthcare and other organizations needing to automate, centralize, and standardize their approach to clinical communications. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities; large hotels, resorts and casinos; and well-known manufacturers. We offer our services and products to three major market segments: healthcare, government, and large enterprise, with a greater emphasis on the healthcare market segment.
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
Industry Overview
The United States healthcare market continues to experience significant change. Healthcare costs continue to rise, reimbursements from Centers for Medicare and Medicaid Services are being reduced in certain areas, digitization of healthcare information continues and the healthcare industry continues to shift towards a value-based purchasing model and away from the traditional fee-for-service model. The value-based purchasing model places an emphasis on incentivizing value and quality at an individual patient level in order to provide better patient outcomes and reduce 30-day readmissions.
In response, healthcare providers will require greater communication and collaboration between clinicians in order to create improvements in patient care quality, safety, satisfaction and efficiency. Improvements in these areas are necessary for healthcare providers to successfully navigate many of these issues. Many providers are seeking improvement through the adoption of technology, looking to take advantage of automation, workflows, process improvement and in limited circumstances machine learning or artificial intelligence. Providers also look to increase efficiencies through consolidation as larger health systems continue to acquire smaller hospitals for the primary purpose of gaining regional market share amongst tough competition.
We believe these changes and continued pressures place greater emphasis on the need for better communication and collaboration tools to meet the increasing requirements demanded by the healthcare industry in today’s marketplace. Our solutions help hospitals significantly increase patient care quality, safety and satisfaction while simultaneously increasing employee productivity, reducing costs and reducing clinician burnout. This is done through workflow enhancement, secure, reliable and integrated communication tools and mobile accessibility.

Sales and Marketing
Sales. We market and distribute our clinical communication and collaboration solutions through a direct sales force and an indirect sales channel.
The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and Federal, state, and local government agencies. We will continue to market primarily to commercial enterprises, with a focus on healthcare organizations, interested in our communication solutions. We maintain a sales presence in key markets throughout the United States, and in limited markets internationally including our Asia-Pacific sales team, in an effort to gain new customers and to retain and increase sales to existing customers. The direct sales force targets leadership responsible for the procurement of clinical communication and collaboration solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, and contact center managers. The timing for a direct sale varies but may take from six to 18 months depending on the type and scope of software solution.
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

•
Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society, College of Healthcare Information Management Executives, Association of Medical Directors of Information Systems, American Organization of Nurse Leaders, and other Healthcare Information technology related shows and conferences;

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

Although the capacities of our networks vary by geographic area, we have excess capacity at a consolidated level. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks and therefore fewer transmitter locations, which we believe will result in lower operating expenses due primarily to lower site rent expenses. As we continue to implement our network rationalization plan, we expect to have fewer transmitters that can be removed efficiently from our networks and still maintain the level of service required for our customers, and thus the benefits of network rationalization will decline. We expect related cost savings will begin to slow in 2019 as compared to historical cost savings. As we reach certain minimum frequency commitments, as outlined by the FCC, we will be limited in our ability to continue our efforts to rationalize and consolidate our networks. Our messaging networks and related infrastructure are located exclusively in the United States.
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
Critical aspects of our strategy include:
Growth of our software revenue and bookings — We expect to continue to increase our investment in sales and marketing, product implementation, product development and customer support to drive software, services and maintenance bookings and revenue growth. We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for sales and close those opportunities in the form of bookings.
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
The introduction of Spok Go® is a key initiative that we are focused on in 2020. While we do not anticipate material revenues in 2020, we believe Spok Go is the basis for future growth of our software revenue and bookings. Further details on Spok Go can be found under "Spok Go platform".
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
We recognize that the number of wireless subscribers, units in service, and the related revenue will continue to decline. We intend to continue reducing our underlying cost structure impacting this declining wireless revenue stream by reducing payroll and related expenses as well as network related expenses where possible. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business.
Invest in our future solutions — The market for clinical communication and collaboration solutions is expected to grow as healthcare continues to change. Focus on patient satisfaction, population health management, reimbursement changes and emphasis on quality improvement and care coordination are all driving an evolution in communication and collaboration between previously disparate departments and systems within and outside hospitals and across the healthcare ecosystem. Maintaining our position as a leader in healthcare communication and collaboration requires us to continue development of the Spok Go platform and invest in key areas of customer need including: 1) mobility, 2) integrated platform, 3) nursing and physician solutions and 4) alerting.
Investment in our future solutions is discussed in further detail under "Spok Go Platform."

Return capital to our stockholders — We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.125 per share of common stock or $0.50 annually in 2020. We will continue to evaluate both market and Company factors to determine whether a common stock repurchase program is an appropriate method to return capital to our stockholders.
To ensure focus on our business strategy we establish specific performance objectives and develop short-term and long-term incentive plans (“STIP” and "LTIP," respectively) for our management that include a combination of these operating objectives and priorities.
Our Products and Services
Wireless products and related services. We offer subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. The level of service fees is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional, or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell them to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers which are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging.
The demand for one-way and two-way messaging services declined during the years ended December 31, 2019, 2018 and 2017, and we believe demand will continue to decline for the foreseeable future. Wireless products and services revenue represented 55%, 56% and 59% of total consolidated revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As demand for one-way and two-way messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities to provide customers the highest value possible.
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
Spok Go Platform
We continue to focus our product development activities on developing our clinical communication and collaboration platform, Spok Go. Development of Spok Go has spanned several years, as we have worked to create an integrated cloud-native platform that is built on a foundation of a single, best-in-class architecture. Spok Go is an enterprise solution that will include secure messaging, global directory, on-call scheduling and workflow automation when first made available to customers in 2020. Building Spok Go from the ground-up has allowed us to place an emphasis on mobile accessibility from the beginning. Mobile accessibility is a core component of the platform and developing Spok Go with a focus on mobile application ensures that users will experience seamless transitions between mobile technologies and integrated applications, whether they are in the hospital or "on the go”. Providing Software-as-a-Service (“SaaS”) will allow for our customers to receive updates and enhancements seamlessly as they are released by the Company. Hosting and security will be handled through our partnership with Amazon Web Services® (“AWS”). AWS will provide the core infrastructure for Spok Go through AWS hosting, ensuring that customers will have access to the most current and secured technologies when it comes to a hosted environment where security is critical to our customers.
Currently our Care Connect Suite ("CCS") implementations average seven to eight months from when a contract is signed through completion. With the introduction of Spok Go, implementation times will be significantly reduced for customers so that they can begin realizing the benefits of an installed solution much quicker than ever before. Building Spok Go as a cloud-native solution comprised of a single architecture will allow for expedited implementations of the solution as the complexity of installation and configuration has been significantly reduced.
We anticipate future development of new functionality and enhancements will be driven by specific market needs along with our desire to expand into other service lines such as radiology, contact center and, emergency department. We expect our close and trusted relationships with our customers will be sources for new use cases, features and solutions. Our product strategy team assesses these customer needs, conducts industry-based research and helps to ensure new releases are designed to have immediate, broad applicability, a strong value proposition and a high return on investment for both Spok and our customers.

As previously mentioned, the shift to value-based healthcare, unsustainable growth in healthcare costs and the general move towards a digital world has driven the healthcare industry towards technology in hopes of creating more efficiencies that will reduce pressure on their bottom line and increase patient care quality, safety and satisfaction. Spok Go will provide a significant value proposition for potential customers by delivering efficiencies in clinical communication and collaboration through improvements in secure messaging, workflow and automation which will ultimately lead to improvements in clinical and quality outcomes.
While we anticipate initial sales from Spok Go in 2020, these sales will largely be with new customers as opposed to the transition of existing customers. We also do not expect to recognize material revenues from Spok Go for the same period. Revenues recognized from the sale of Spok Go will be recognized ratably over the terms of the contract and thus will generally lag behind actual sales (as opposed to the immediate recognition of license revenues when a perpetual or term license is sold).
Care Connect Suite
Contact Center

•
Spok® Healthcare Console: Provides operators with the information needed to process calls using their computers with just a few keystrokes. This solution integrates with the customers’ existing phone systems and is used by the operator group to answer incoming calls to the contact center. Operators can quickly and accurately perform directory searches and code calls, as well as messaging and paging by individual, groups, and roles using the Spok Healthcare Console’s computer telephony integration and directory capabilities.

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

•
Spok® Critical Test Results Management: Automates and streamlines the process of delivering critical test results to the appropriate clinicians to help ensure patient safety. This solution can send messages from the cardiology, laboratory and radiology departments by means of encrypted smartphone communications, two-way paging, secure email, secure text, images, annotations, and voice to a variety of endpoints such as workstations, laptops, tablets, smartphones, pagers, and other wireless devices.

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

Public Safety

•
Spok® pc/psap: Speeds emergency dispatch by giving Public Safety Answering Point call-takers an easy-to-use, standards-based, graphical interface that integrates the underlying phone system, mapping systems, and other resources for critical information availability. 9-1-1 call-takers are able to instantly involve police, fire, EMT, and hazardous material personnel with a single click of the mouse or touch of the screen.

•
Spok® Enterprise Alert: Directs emergency personnel to a 9-1-1 caller’s exact location (building, floor, room), helping to ensure speed, accuracy, and reliability of response. The E9-1-1 software provides real-time, onsite notification when 9-1-1 is dialed, and works to decrease emergency response time.

We plan to continue investing in our development of Spok Go, however, we believe costs will continue to normalize through 2020. We expect growth in development costs related to Spok Go will continue to decline relative to growth rates we have seen over the past several years. As revenues from Spok Go begin to materialize over the next several years we anticipate improvement in our development costs relative to total software revenues.
Services. We offer a variety of professional services to assist our customers in the successful implementation of, and to maximize the benefits obtained from the use of, our software solutions. We also offer support services to enhance and refine the customer's experience throughout their relationship with Spok.

•
Professional Services: We offer a full suite of professional services which are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation, and training services. For on-premise software solution implementations, our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms as supplemental resources to implement our solutions for customers as needed. Professional services revenue represented 12% of total consolidated revenue for the year ended December 31, 2019, 11% for the year ended December 31, 2018 and 10% for the year ended December 31, 2017.

•
Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our on-premise software solutions. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization.  The customer support organization provides support 24 hours a day, 7 days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage. The Spok support service is augmented by third party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e. Maintenance revenue) represented 25% of total consolidated revenue for the year ended December 31, 2019 and, 23% for both the years ended December 31, 2018 and 2017.

Future sales of Spok Go are expected to generate less implementation revenue relative to legacy CCS solution sales. We anticipate that the initial implementation time for a new installation of Spok Go will be significantly less as compared to our on-premise legacy CCS solutions. Additionally, what has historically been referred to as license and maintenance revenues for our on-premise CCS solutions will be bundled together within the SaaS revenue stream, specifically Spok Go. The SaaS revenue stream is inclusive of hosting, access to the Company's software platform and update and support services. Similar to historical maintenance practices, a customer's subscription to Spok Go is renewed on a recurring basis according to the service terms and is generally expected to be from one to five years.
Sources of Equipment
We do not manufacture the messaging devices our customers need to make use of our wireless services or the network equipment we use to provide wireless messaging services. We have relationships with several vendors to purchase new messaging devices. Used messaging devices are available in the secondary market from various sources. We believe existing inventory, returns of devices from customers that canceled wireless services, and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected messaging device requirements for the foreseeable future. We negotiate contractual terms with our vendors that do not directly relate to the manufacturing of the network equipment or messaging devices. The network equipment and messaging devices on which we may place our logo or label are generic.
We sell third party equipment for use with our software solutions. The third-party equipment that we sell is generally available and does not require any specialty manufacturing to accommodate our software solutions.

We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future.
Intellectual Property
As of December 31, 2019, we held 85 trademarks and 12 patents, as well as pending trademarks, which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and are integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2020 to 2032 and can be extended for 10 year periods upon renewals.
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
Our wide ranging customer base allows for low customer revenue concentration and as a result, no single customer accounted for more than 10% of our total revenues in 2019, 2018 or 2017.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Backlog
Our software backlog of undelivered or in-progress orders was $50.6 million and $40.4 million at December 31, 2019 and 2018, respectively. Of the current backlog, we expect to deliver and complete all but $14.1 million in 2020.
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

Although there are no competitors that offer a similar comprehensive set of software modules that match our product offerings, there are several competitors who offer software similar to many of our solutions. As we continue our transition to a software company the Company's competitive landscape will continue to evolve. Selected competitors for portions of our product portfolio include:

•	Alaska Communications Systems Group, Inc. - Mobile communications solutions;

•	Appfolio, Inc. - Cloud-based software solutions;

•	Boingo Wireless, Inc. - Mobile communications solutions;

•	Castlight Health, Inc. - Software as a service health benefits platform;

•	Computer Programs and Systems, Inc. - Healthcare IT solutions;

•	Everbridge, Inc. - Clinical alerting solutions;

•	Evolent Health, Inc. - Healthcare delivery and payment solutions;

•	Five9, Inc. - Cloud-based solutions;

•	Globalstar, Inc. - Mobile communications solutions;

•	HealthStream, Inc. - healthcare development solutions;

•	LivePerson,Inc. - Mobile and online messaging solutions;

•	MobileIron, Inc. - Mobile communications solutions;

•	Model N, Inc. - Revenue management cloud solutions;

•	NextGen Healthcare, Inc. - Medical and Dental software, services, and analytic solutions;

•	ORBCOMM Inc. - Network connectivity and device management solutions; and

•	Vocera Communications, Inc. - Mobile communications solutions.

In addition, substantially larger companies in the electronic medical records space such as Epic Systems Corporation, Cerner Corporation, Athenahealth, Inc. and Allscripts Healthcare Solutions, Inc. may choose to offer software related solutions similar to our clinical communication and collaboration solutions or may acquire one of our competitors.
Research and Development
We maintain a product development group, a substantial portion of which is focused on developing new software products, especially with respect to developing the Spok Go platform and additional enhancements. Within our research and development group is a separate task force focused on ongoing maintenance and enhancement of existing point-solution products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, regulatory requirements, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings, and development time and expense.
Employees
At December 31, 2019 and 2018 we had 638 and 596 full time equivalent (“FTE”) employees, respectively. Our employees are not represented by labor unions or covered by a collective bargaining agreement.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2020 to regulatory policy or regulations.
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
We submit and receive JITC certification for certain of our products through the Defense Information Systems Agency, which allows us to sell and implement our solutions at federal government agencies.  We currently certify a console, web, speech, mass notification, public safety answering point, call recording and campus 911 product with JITC.  We have a roadmap to renew the existing certifications with new releases of existing products and to bring additional products to JITC to increase the products that can be sold into Federal agencies.
Available Information
We make available on our website at http://www.spok.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled “Code of Ethics” which is applicable to all employees and directors, our “Corporate Governance Guidelines” and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2019 Form 10-K or presented elsewhere by management from time to time.
Our estimates of market opportunity for our software solutions are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
Market opportunity estimates are based on assumptions and estimates, and our internal analysis and industry experience. However, assessing the market for clinical communication and collaboration solutions, particularly cloud-based, SaaS solutions, is difficult due to several factors, such as limited available information and rapid evolution of the market. Our estimates of market opportunity depend on the assumptions we made, and the estimated market opportunity could be materially different with different assumptions. Even if the markets in which we compete meet or exceed our size estimates, our software solutions may fail to gain market acceptance and our business may not grow in line with our forecasts,
In addition, an increase in the prevalence of cloud-based offerings by us and our competitors could also unfavorably impact the pricing of our on-premise offerings and have a dampening impact on overall demand for our on-premise offerings, which could have a material adverse impact on our business, financial condition and operating results.
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
We expect our wireless subscriber results, units in service and revenue will continue to decline for the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in selected wireless operating expenses. Reductions in wireless operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. As we require fewer services and products from our vendors, our negotiating leverage to lower our costs is diminished. There can be no assurance that we will be able to reduce our wireless operating expenses commensurate with the level of revenue erosion. The inability to reduce wireless operating expenses would have a material adverse impact on our business, financial condition and operating results including our continued ability to remain profitable, produce positive operating cash flow, continue our research and development investment in Spok Go, pay cash dividends to stockholders, and repurchase shares of our common stock.
If we are unable to enhance and deploy our cloud-based offerings while continuing to effectively support our on-premise offerings, our business and operating results could be adversely affected.
Historically, our revenue has been driven predominately by our on-premise offerings. However, we have responded to the increasing market shift toward cloud-based offerings by developing cloud-based solutions that we expect to offer to our customers in the upcoming year. Despite the launch of our cloud-based offerings, we expect our customers to continue to require substantial on-premise offerings through a transition period while gradually adopting our cloud-based offerings. To support deployment of both our on-premise and cloud-based offerings, our developers and support team must learn multiple environments in which our platform is deployed, which is more expensive than training such individuals on a single environment. Furthermore, we cannot ensure that the market for cloud-based offerings will develop at a rate or in the manner we expect, or that our cloud-based offerings will be competitive with those of more established cloud-based providers or other new market entrants. Customers may require features and capabilities that our current solutions do not have and that we may be unable to develop. If we are unable to develop and deploy cloud-based offerings alongside on-premise offerings that satisfy customer preferences in a timely and cost-effective manner, it may harm our ability to retain existing customers and to attract new customers, which could have a material adverse impact on our business, financial condition and operating results.
Our transition to a SaaS based business model may negatively impact our revenue, and if we fail to successfully manage the transition, our business, financial condition and operating results may be adversely affected.
We are currently transitioning to a SaaS based business model and may undergo additional business model changes in the future in order to adapt to changing market demands. Such business model changes entail significant known and unknown risks and uncertainties, and we cannot provide assurance that we will be able to complete the transition or manage the transition successfully and in a timely manner. If we do not successfully complete the transition, or fail to do so in a timely manner, our revenues, business and operating results may be adversely affected. The transition to a SaaS business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results.
Regardless of how we manage the transition, our total billings and revenue may be adversely impacted by the transition, particularly when compared to historical periods. If we are unable to increase the volume of our SaaS sales in any given period to make up for the lower selling price of certain subscription-based offerings compared to the selling price of on-premise offerings, our total billings and revenue for such period will be negatively impacted. Additionally, the revenue associated with certain SaaS subscription purchases will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our perpetual and term-based licenses. This may result in increased volatility in our reported revenues and operating results if demand for our subscription-based offerings increases in the future. These factors may also make it difficult to increase our revenue in a given period even with additional sales in the same period. In addition, maintaining our historically high customer renewal rates will become increasingly important. Our SaaS customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew, renew only for a portion of our solutions, or renew with pricing terms that are less favorable to us. Customer renewal rates may decline or fluctuate due to a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions. If our renewal rates decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
Additional risks associated with our transition to a SaaS business model include, but are not limited to:

•	If current or prospective end customers prefer our on-premise licenses, adoption of our subscription-based model may not meet our expectations, or may take longer than anticipated to achieve;

•	Potential confusion or concerns among current or prospective end customers and channel partners, including concerns regarding changes to our pricing models;

•	We may be unsuccessful in implementing or maintaining subscription-based pricing models, which could negatively affect adoption, renewal rates and our business results;

•
If we are unsuccessful in implementing our go-to-market cost structure in a timely or cost-effective manner, we may incur sales compensation costs at a higher than forecasted rate, particularly if the pace of our subscription transition is faster than anticipated;

•
Investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or perceived failure to meet investor expectations.

Finally, as we transition to a SaaS business model, there are many risks or uncertainties that may remain unknown to us until we have gathered more information as part of the transition. If we fail to anticipate these unknowns, whether due to a lack of information, precedent, or otherwise, or if we fail to properly manage expected risks and/or execute our transition to a subscription-based business model, our business and operating results, and our ability to accurately forecast our future operating results, may be adversely affected.
We may be unable to effectively develop, introduce and deploy our integrated communications platform and collaboration platform, Spok Go, which is the basis for our future growth.
Our future revenue growth depends on our ability to develop, introduce and effectively deploy our Spok Go platform. This multi-year effort will require the coordination of multiple development teams dedicated to this task. Simultaneously with this new development effort, we must continue to improve and support our existing suite of products to transition them to Spok Go. We foresee the following risks inherent in this process:

•	Requirements Definition - Our plans for Spok Go may not meet the market's needs or customer expectations and could result in low market demand and/or acceptance.

•
Product Scope and Schedule - Our product scope may be subject to development from market-led requirements, new technologies or competitors expanding product capabilities or entering into adjacent markets. We may fail to manage the scope of our software development activities effectively, resulting in delays in meeting key milestones, achieving network solutions on a fully integrated basis, or solving coding problems in a timely and efficient manner. In addition, the continuing software development efforts on our existing products could distract management time and focus from developing Spok Go.

•
Staffing and Organization - The development of Spok Go requires the hiring of new personnel. We may be unable to attract, in a timely manner, the qualified staff to meet our requirements. In addition the organizational changes and new hires necessary to address our development requirements could create attrition risk for our current staff.

•	Operational Readiness - Even if the development of Spok Go occurs as we have planned, we may not be prepared or ready to sell, deliver and support the new platform technology.
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
Over 75% of our revenue for wireless services and software products comes from sales to hospitals and other healthcare provider organizations in the United States. These customers, both non-profit and for-profit, are greatly affected by healthcare reform and the reimbursement policies of the federal and state governments and health insurance companies, and any decline in revenue received by our customers due to adverse economic conditions or legislative or regulatory changes could significantly affect the type and amount of services and products they order from us. We do not anticipate any flexibility in increasing prices for our wireless services notwithstanding general inflation due to an unrelenting focus by our customers on their cost structures, and our customers could be slow to invest in our software products and professional services due to budgetary pressures.
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

We depend on highly skilled personnel and, if we are unable to retain or hire additional qualified personnel, we may not be able to achieve our strategic objectives.

To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, to continue to enhance our software solutions, add new and innovative core functionality and services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry and there continues to be upward pressure on the compensation paid to these professionals. In addition, for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets, we will need to continue to increase the size of our sales and marketing and customer support organizations. Identifying and recruiting qualified personnel, training them in the use of our software solutions and ensuring they are well-equipped to serve our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.

Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, the job market in the Minneapolis-St. Paul area, where the majority of our software developers are located, has historically been very competitive, and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the price of our common stock experiences significant volatility, this may adversely affect our ability to recruit and retain highly skilled employees. As a result, we have greater difficulty hiring and retaining skilled personnel than some of our competitors. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our business, financial condition and operating results may be adversely affected.

Growth in our software revenue and bookings, and maintenance of our wireless revenue and subscriber base is dependent on the productivity of our sales organization.
Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Based on past experience, we expect new sales team members to reach full productivity after nine months of employment. However, our recent hires and planned hires may not become productive as quickly as we expect, or at all, and we may be unable to hire or retain a sufficient number of qualified individuals in the markets where we do business or plan to do business. Moreover, as we commence our transition to a subscription-based business model, we are also re-training our experienced sales employees, who have historically focused on wireless and on-premise sales.
From time to time it may be necessary to reorient our sales representatives to focus on specific market segments, product lines or new software solutions or to remove underperforming individuals, which may require additional resources to maintain productivity. The impact of these changes could adversely impact our ability to achieve our sales productivity goals. We have also identified the following risks that could impact our sales productivity:

•
Customer Dissatisfaction and Reputational Harm - We may experience customer dissatisfaction with our solutions that could result in lost opportunities for sales. Potential low ratings of our solutions may result in us being excluded from consideration by current and prospective customers with respect to future opportunities. In addition, fewer customer references for our solutions could impact our ability to prospect new sales.

•
Training - Training of our marketing and sales personnel as to the clinical requirements of our healthcare customers and the complexity of our service offerings, takes time and requires a substantial, continuing investment in new hires as well as long term employees.

•
Competitive Speed - Sales productivity can be impacted by the capabilities of our competitors. There is a risk that competitors may innovate, or partner faster than we do to deliver a unified communications platform.

•	Employee Retention - The impact of the elements noted above may challenge the ability of employees to make sales, which may affect morale and employee retention.

If we are unable to deliver effective customer support, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers.

Our revenue growth depends, in part, on our ability to satisfy our customers, including by providing continued customer support, which may contribute to increased customer retention and adoption and utilization of our wireless services and software solutions. Once our wireless services and software solutions are deployed, our customers depend on our customer support group to resolve technical issues relating to their use of our solutions. We may be unable to respond quickly to accommodate short-term increases in customer demand for support services or may otherwise encounter a customer issue that is difficult to resolve. If a customer is not satisfied with the quality of our customer support, we may need to incur additional costs to remedy the situation or a customer may choose to terminate, or not to renew, their relationship with us.

Our sales process is highly dependent on the ease of use of our wireless services and software solutions, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality or responsive customer support, or a market perception that we do not maintain high-quality or responsive customer support, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our wireless services and software solutions to prospective customers.
We may experience a long sales cycle for our software products.
Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take six to 18 months, depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software, as well as educating ourselves as to the clinical needs of our customers. The inherent unpredictability of decision making in our target market segment of healthcare resulting from customer budget constraints, multiple approvals and administrative issues may result in fluctuating bookings and revenue from month to month, quarter to quarter and year to year. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. Each month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.

Undetected defects, bugs, or security vulnerabilities in our products could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Software products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including products of companies we have acquired, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. There can be no assurance that provisions in our license agreements that limit our exposure to liability will be sufficient or withstand legal challenge. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products.
Wireless service to our customers could be adversely impacted by network rationalization.
We have an active program to consolidate the number of networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact service to our existing subscribers, and there can be no assurance that any efforts to minimize that impact would be successful. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of wireless revenue erosion. Adverse changes in gross subscriber cancellations and/or revenue erosion could have a material adverse effect on our business, financial condition and operating results.
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
Certain of our software products are regulated by the FDA as medical devices. The classification of our software products as medical devices means that we are required to comply with certain registration and listing, labeling, medical device reporting, removal and correction, and good manufacturing practice requirements. Updates to these products or the development of new products could require us to seek clearance from the FDA before we are permitted to market or sell these software products. In addition, changes to FDA regulations could impact existing software products or require updates to existing products. The impact of delays in FDA clearance or changes to FDA regulations could impact our ability to market or sell our software products and could have a material adverse effect on our software sales, financial condition and results of operations, including our continued ability to remain profitable, produce positive operating cash flow, pay cash dividends to stockholders and repurchase shares of our common stock.
We may experience litigation claiming intellectual property infringement by us, and we may not be able to protect our rights in intellectual property that we own and develop.
Intellectual property infringement litigation has become commonplace, particularly in the wireless and software industries in which we operate. Litigations can be protracted, expensive, and time consuming. There is no assurance that we will remain immune to this litigation. Any such claims, whether meritorious or not, could be time consuming and costly in terms of both resources and management time.
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
Our use of open source software, third-party software and other intellectual property may expose us to risks.
We license and integrate certain software components from third parties into our software, and we expect to continue to use third party software in the future. Some open source software licenses require users who distribute or make available as a service open source software as part of their own software product to publicly disclose all or part of the source code of the users’ developed software or to make available any derivative works of the open source code on unfavorable terms or at no cost. Our efforts to use the open source software in a manner consistent with the relevant license terms that would not require us to disclose our proprietary code or license our proprietary software at no cost may not be successful. We may face claims by third parties seeking to enforce the license terms applicable to such open source software, including by demanding the release of the open source software, derivative works or our proprietary source code that was developed using such software. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs.
Some of our products and services include other software or intellectual property licensed from third parties, and we also use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. There can be no assurance that the licenses we use will be available on acceptable terms, if at all. In addition, a third party may assert that we or our customers are in breach of the terms of a license, which could, among other things, give such third party the right to terminate a license or seek damages from us, or both. Our inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of new products, and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including ‘‘bugs,” security vulnerabilities, and other problems that could unexpectedly interfere with the expected operation of our products and services.
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
Our software solutions may handle or have access to personal health information subject in the United States to HIPAA, HITECH and related regulations as well as legislation and regulations in foreign countries. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we and our software solutions must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers, and have a material adverse impact on our software sales. In addition to personal health information, the Company may handle or have access to personal information subject in the European Union to General Data Protection Regulations (GDPR). The GDPR imposes several stringent requirements for controllers and processors of personal data and increases our obligations, including, for example, by requiring more robust disclosures to individuals, strengthening the individual data rights regime, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, and imposing additional obligations when we contract third party processors in connection with the processing of personal data. The GDPR could limit our ability to use and share personal data or could cause our costs to increase and harm our business, financial condition, operating results and cash flows. Failure to comply with the requirements of the GDPR and the applicable European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the new data protection rules imposed by the GDPR we may be required to put in place additional mechanisms which could be onerous and adversely affect our business, financial condition, results of operations and prospects. Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. In the U.S., the state of California enacted the California Consumer Privacy Act, which came into effect on January 1, 2020, and which also imposes heightened transparency obligations and requirements to make available data collected about California residents and to provide them the ability to object to the sale, or request deletion of, their personal data in certain instances. If other states in the U.S. adopt similar laws or if a comprehensive federal data privacy law is enacted, we may expend considerable resources to meet these requirements.
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
The data privacy and protection-related laws and regulations to which we are subject are evolving, with new or modified laws and regulations proposed and implemented frequently, and existing laws and regulations subject to new or different interpretations. Any failure by us to comply with data privacy- and protection-related laws and regulations could result in enforcement actions, significant penalties or other legal actions against us or our customers or suppliers. An actual or alleged failure to comply, which could result in negative publicity, reduce demand for our offerings, increase the cost of compliance, require changes in business practices that result in reduced revenue, restrict our ability to provide our offerings in certain locations, result in our customers’ inability to use our offerings and prohibit data transfers or result in other claims, liabilities or sanctions, including fines, and could have an adverse effect on our business, financial condition, operating results and cash flows.
System disruptions and security threats to our computer networks, satellite control or telecommunications systems could have a material adverse effect on our business.
The performance and reliability of our computer network and telecommunications systems infrastructure, as well as the technology infrastructure of third parties, is critical to our operations. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, software errors and other events. Any computer system or satellite network error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions. Our satellite network connections for our wireless services depend upon very small aperture terminals, many of which are based on decades-old technology or equipment that could fail and result in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage, we rely on third party data centers and services for maintaining accessibility, reliability and uninterrupted connectivity.
A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. We may be required to expend significant resources to protect against the threat of these system disruptions or to alleviate problems caused by these disruptions. Any interruption in the availability of our websites and on-line interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. There can be no assurance that any precautions we take will prove successful, and such problems could result in, among other consequences, a loss of data, loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors to our facilities, our information systems or the systems of our third party providers, or the existence of computer viruses or malware in our or their data or software could expose us to risks of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. We utilize a costly, multilayered security framework including detailed security policies and procedures, security appliances and software, third party vulnerability testing and detailed business continuity plans that could be disrupted at any time.
In addition, we have, from time to time, also been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Furthermore, the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
A significant portion of our revenue is derived from healthcare customers and we are impacted by changes in the healthcare economic environment. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other economic developments. These developments can have a dramatic effect on the decision-making and spending by our customers for information technology and software. This economic uncertainty can add to the unpredictability of decision-making and lengthen our sales cycle.
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
If our long-lived assets, intangible assets subject to amortization or goodwill become impaired, we may be required to record a significant charge to earnings.

We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. For long-lived and amortizable intangible assets, we assess quarterly whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets may not be recoverable. We evaluate goodwill for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual goodwill impairment test in the fourth quarter of the fiscal year.
If our long-lived assets, intangible assets subject to amortization or goodwill are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our long-lived assets, intangible assets subject to amortization or goodwill is determined, which would negatively affect our results of operations. For example, in the fourth quarter of 2019 we recognized non-cash pre-tax goodwill impairment charges of $8.8 million.
We have investigated potential acquisitions and may not be able to identify an opportunity at favorable terms or have the ability to close on the financing necessary to consummate the transaction.
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
There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing transactions that we have pursued or may pursue, our business may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, in pursuing and completing such transactions, we could use substantial portions of our available cash to pay for all or a portion of the purchase price for these transactions or retention incentives to employees of the acquired business, or we may incur substantial debt. We could also issue additional securities to finance all or a portion of the purchase price for these transactions or as retention incentives to employees of the acquired business, which could cause our stockholders to suffer significant dilution. Any of such transactions may not generate additional revenue or profit for us, or may take longer to do so than expected, which may adversely affect our business, financial condition, operating results and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 27, 2020.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Springfield, Virginia, and consists of approximately 18,000 square feet of space under a lease that expires on March 31, 2021. At December 31, 2019, we leased facility space, including our executive headquarters, sales offices, technical facilities, warehouse and storage facilities in 60 locations in 28 states in the United States, one facility in Australia and one facility in the Middle East. The total leased space is approximately 165,000 square feet. At December 31, 2019, we owned four small parcels of land in three states in the United States.
At December 31, 2019, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 3,078 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2019, we had 3,840 active transmitters on leased sites which provide service to our customers.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol “SPOK.”
Holders of Common Stock
As of February 21, 2020, there were 2,983 holders of record of our common stock.
Dividends
The Company declared dividends totaling $9.9 million and $10.1 million during 2019 and 2018, respectively, and expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors, in 2020. Cash dividends declared for the years ended December 31, 2019 and 2018, respectively, include dividends related to unvested restricted stock units (“RSUs”) and shares of unvested restricted common stock (“restricted stock”) granted under the Spok Holdings, Inc. Equity Incentive Plan (“Equity Plan”) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.
The following table details information on our dividends declared and cash distributions since the formation of the Company in 2005 through the year ended December 31, 2019:

Year	Dividends Declared Per Share Amount	Total Payment(1)
		(Dollars in thousands)
Prior to 2015	16.900	428,413
2015(2)	0.625	13,333
2016(3)	0.750	10,287
2017	0.500	15,234
2018	0.500	10,064
2019	$0.500	$9,819
Total	$19.775	$487,150

(1)	The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

(2)	The cash distribution includes an additional special one-time cash distribution to stockholders of $0.125 per share of common stock.

(3)	The per share amount includes a special one-time dividend of $0.25 per share of common stock declared in 2016 but payable to stockholders in 2017.
On February 26, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2020, and a payment date of March 30, 2020. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period December 31, 2014 to December 31, 2019, against the cumulative total return of the NASDAQ Composite Index®, the NASDAQ Telecommunications Index® and the S&P Health Care Technology Index for the same period.
The chart below assumes that on December 31, 2014, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2014 to December 31, 2019.

	December 31,
	2014	2015	2016	2017	2018	2019
Spok Holdings, Inc.	$100.00	$109.38	$129.19	$100.33	$87.90	$84.23
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Telecommunications	100.00	97.52	102.36	127.62	127.16	142.60
S&P Health Care Technology	100.00	93.06	73.26	104.22	81.10	114.37

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No common stock was repurchased by the Company (excluding the purchase of common stock for tax withholdings) during the three months ended December 31, 2019.
Repurchased shares of our common stock are accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurs. In August 2018, the Company's Board of Directors reset the repurchase authority under the share repurchase program to $10.0 million which was set to expire on December 31, 2018. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019. The Company fully exhausted the repurchase authority in September 2019.
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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2019 and 2018.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Statement of Operations,”, the consolidated financial statements and notes thereto, and other financial information appearing elsewhere in this 2019 Form 10-K. The Company adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606") on January 1, 2018. Periods prior to January 1, 2018 reflect accounting under ASC 605, "Revenue Recognition" and have not been adjusted for the adoption of ASC 606.

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Statements of Operations Data:
Revenues	$160,289	$169,474	$171,175	179,561	189,628
Operating expenses	176,098	172,647	160,469	157,408	164,528
Operating (loss) income	(15,809)	(3,173)	10,706	22,153	25,100
Net (loss) income	(10,765)	(1,479)	(15,306)	13,979	80,246
Basic and diluted net (loss) income per common share	(0.56)	(0.08)	(0.76)	0.68	3.74
Cash dividends declared per common share	0.50	0.50	0.50	0.75	0.625

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance Sheets Data:
Current assets	$117,665	$130,978	$144,303	$155,862	$141,613
Total assets	319,872	327,712	348,004	388,087	386,433
Long-term liabilities, excluding deferred revenue	17,918	7,734	8,075	8,921	8,972
Stockholders’ equity	250,094	274,554	290,529	322,087	329,564

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS
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

Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval) and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of operations. Our software is licensed to end users under an industry standard software license agreement.
2019 Highlights
Total revenue declined by 5.4% or $9.2 million during 2019 compared to 2018, primarily as a result of the continued and expected decline in wireless revenue along with a decrease in license revenues. The rate of decline in wireless revenues continues to trend favorably over the last several years as we saw the lowest level of erosion in the last five years, declining at a rate of only 6.5%.
In the fourth quarter of 2019, we recognized non-cash pre-tax goodwill impairment charges of $8.8 million. Excluding the goodwill impairment, our operating expenses decreased by 3.1% or $5.4 million during 2019 compared to 2018, driven primarily by savings in cost of revenue and general and administrative.
While we continued investment in our development of Spok Go, we anticipate costs will begin to normalize in 2020. We saw growth in development costs decline from 30.8% between 2017 and 2018 to 12.6% from 2018 to 2019. We anticipate the rate of growth will continue to decline through 2020 as we balance the mix of staffing and outside service resources with internal development needs. We made significant progress in our development efforts related to Spok Go and expect to have a product ready for public release in 2020.
We returned approximately $16.4 million of capital to stockholders in the form of cash dividends and share repurchases.
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
Our operating expenses increased by 7.6% or $12.2 million during 2018 compared to 2017, driven primarily by our continued investment in the development of Spok Go and the related research and development costs.
We returned approximately $23.6 million of capital to stockholders in the form of cash dividends and share repurchases.
Wireless Revenue
Wireless revenue consists of two primary components: Paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers, which are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled, these new secure paging devices enhance our service offerings to the healthcare community by adding HIPAA security capabilities to the low cost, highly reliable and availability benefits of paging (see Item 1. “Business” for more details).

Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license revenues for our healthcare communications solutions, revenue from the sale of equipment that facilitate the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is for ongoing support of our software solutions or related equipment (typically for one year).

The Company adopted ASC 606 on January 1, 2018. Periods prior to January 1, 2018 reflect accounting under ASC 605, "Revenue Recognition" and have not been adjusted for the adoption of ASC 606.

As of 2018, with the adoption of ASC 606, our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s intellectual property ("IP") as it exists at the point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Our wireless, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
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

•
Technology operations. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance expenses in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur for the foreseeable future as our networks continue to be consolidated.

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

Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	2019	Change		2018	Change		2017
Revenues:
Wireless	$88,167	(6,110)	(6.5)%	$94,277	$(6,911)	(6.8)%	$101,188
Software	72,122	(3,075)	(4.1)%	75,197	5,210	7.4%	69,987
Total revenue	160,289	(9,185)	(5.4)%	169,474	(1,701)	(1.0)%	171,175
Operating expenses:
Cost of revenue	30,072	(2,336)	(7.2)%	32,408	3,990	14.0%	28,418
Research and development	27,543	3,079	12.6%	24,464	5,762	30.8%	18,702
Technology operations	31,428	72	0.2%	31,356	(146)	(0.5)%	31,502
Selling and marketing	23,170	(1,383)	(5.6)%	24,553	1,730	7.6%	22,823
General and administrative	45,787	(3,310)	(6.7)%	49,097	1,697	3.6%	47,400
Goodwill impairment	8,849	8,849	100.0%	—	—	—%	—
Depreciation, amortization and accretion	9,249	(1,520)	(14.1)%	10,769	(855)	(7.4)%	11,624
Total operating expenses	176,098	3,451	2.0%	172,647	12,178	7.6%	160,469
Operating (loss) income	(15,809)	(12,636)	398.2%	(3,173)	(13,879)	(129.6)%	10,706
Interest income	1,651	13	0.8%	1,638	919	127.8%	719
Other income (expense)	735	1,385	(213.1)%	(650)	(784)	(585.1)%	134
(Loss) income before income tax benefit (expense)	(13,423)	(11,238)	514.3%	(2,185)	(13,744)	(118.9)%	11,559
Benefit from (provision for) income taxes	2,658	1,952	276.5%	706	27,571	(102.6)%	(26,865)
Net loss	$(10,765)	$(9,286)	627.9%	$(1,479)	$13,827	(90.3)%	$(15,306)

Supplemental information
FTEs	638	42	7.0%	596	—	—%	596
Active transmitters	3,840	(94)	(2.4)%	3,934	(96)	(2.4)%	4,030

Revenue
The table below details total revenue for the periods stated:

(Dollars in thousands)	2019	Change		2018	Change		2017
Revenue - wireless
Paging revenue	$85,067	$(5,503)	(6.1)%	$90,570	$(6,726)	(6.9)%	$97,296
Product and other revenue	3,100	(607)	(16.4)%	3,707	(185)	(4.8)%	3,892
Total wireless revenue	88,167	(6,110)	(6.5)%	94,277	(6,911)	(6.8)%	101,188

Revenue - software
License	8,950	(4,092)	(31.4)%	13,042	3,501	36.7%	9,541
Services	19,189	1,098	6.1%	18,091	461	2.6%	17,630
Equipment	3,618	(1,377)	(27.6)%	4,995	848	20.4%	4,147
Operations revenue	31,757	(4,371)	(12.1)%	36,128	4,810	15.4%	31,318
Maintenance revenue	40,365	1,296	3.3%	39,069	400	1.0%	38,669
Total software revenue	72,122	(3,075)	(4.1)%	75,197	5,210	7.4%	69,987
Total revenue	$160,289	$(9,185)	(5.4)%	$169,474	$(1,701)	(1.0)%	$171,175
The decrease in wireless revenue during 2019 compared to both 2018 and 2017, respectively, reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the years ended December 31, 2019, 2018 and 2017 was $7.34, $7.39 and $7.51, respectively, while total units in service were 0.9 million for the year ended December 31, 2019, 1.0 million for the year ended December 31, 2018 and 1.0 million for the year ended December 31, 2017. While demand for wireless services continues to decline, it has done so at a slower rate for each of the periods presented. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
	2019	2018	Change	2019	2018	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	938	992	(54)	$85,067	$90,570	$(5,503)	$(583)	$(4,920)

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
	2018	2017	Change	2018	2017	Change	ARPU	Units
	(Units in thousands)			(Dollars in thousands)
Total	992	1,049	(57)	$90,570	$97,296	$(6,726)	$(1,395)	$(5,331)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
The decrease in software operations revenue during 2019 when compared to 2018 primarily resulted from the delivery of fewer software licenses and hardware products partially offset by an increase in services revenue stemming from stronger utilization rates and more efficient projects. The mix of sales in 2019 reflected a greater trend towards upgrade projects, which primarily consist of professional services, as we look to position our customer base for successful transition to Spok Go when available. Upgrade sales are generally weighted more heavily towards professional service revenues whereas new customer sales generally have a greater mix of license and equipment revenues. The increase in software operations revenue during 2018 when compared to 2017 primarily reflects an increase in the size and value of projects being worked during 2018 as compared to the same period in 2017 as well as the acceleration of license revenue due to a change in revenue rules resulting from the adoption of ASC 606.

The continued increase in maintenance revenue for each of the periods stated reflects our continuing success in renewals of our maintenance support for existing software solutions and in maintenance support for sales of new solutions. The renewal rates for maintenance revenue, including the annual uplifts, for the years ended December 31, 2019, 2018 and 2017 were in excess of 99%.
Operating Expenses
Certain immaterial prior period amounts, within individual operating expense categories, have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations nor did they have any effect on the total operating expense amounts they are a part of.
Cost of revenue. Cost of revenue consisted primarily of the following items:

Cost of revenue	2019	Change		2018	Change		2017
(Dollars in thousands)
Payroll and related	$20,001	$466	2.4%	$19,535	$1,729	9.7%	$17,806
Cost of sales	7,825	(2,746)	(26.0)%	10,571	2,453	30.2%	8,118
Stock based compensation	267	18	7.2%	249	70	39.1%	179
Other	1,979	(74)	(3.6)%	2,053	(262)	(11.3)%	2,315
Total cost of revenue	$30,072	$(2,336)	(7.2)%	$32,408	$3,990	14.0%	$28,418
FTEs	202	24	13.5%	178	(7)	(3.8)%	185
Cost of revenue expense decreased for the year ended December 31, 2019 compared to December 31, 2018 primarily due to the decrease in cost of sales partially offset by an increase in payroll and related expenses. The decrease in cost of sales is primarily related to lower hardware revenues with a corresponding decrease in related costs as well as lower use of third-party resources for professional services. The increase in payroll and related expenses is primarily related to an increase in headcount and general pay increases partially offset by lower benefit costs.
Cost of revenue expense increased for the year ended December 31, 2018 compared to December 31, 2017 primarily due to the increase in cost of sales and payroll and benefits. The increase in cost of sales is primarily due to an increase in the usage of third party implementation resources and an increase in equipment revenue which caused a corresponding increase in cost of sales.
Research and development. Research and development consisted primarily of the following items:

Research and development	2019	Change		2018	Change		2017
(Dollars in thousands)
Payroll and related	$19,040	$1,473	8.4%	$17,567	$2,830	19.2%	$14,737
Outside services	7,426	1,277	20.8%	6,149	2,763	81.6%	3,386
Stock based compensation	310	74	31.4%	236	144	156.5%	92
Other	767	255	49.8%	512	25	5.1%	487
Total research and development	$27,543	$3,079	12.6%	$24,464	$5,762	30.8%	$18,702
FTEs	132	11	9.1%	121	10	9.0%	111
Research and development expense increased for the year ended December 31, 2019 compared to the same periods in 2018 and 2017 primarily as a result of our anticipated increases in payroll and benefits and outside service related costs as we continue to focus on the development efforts of our software solutions. We intend to continue these efforts based on their importance to our continued success and do not anticipate a return to historically low costs. However, increases in staffing and the use of outside services have grown at a slower pace in 2019 when compared to prior years. These costs will continue to substantially impact margins and our cash flow from operations as the benefits from our development efforts will not be realized for at least one to three years. We anticipate that certain of these costs will begin to qualify for capitalization under accounting principles generally accepted in the United States ("GAAP") beginning in early 2020 as it relates to the development of the Spok Go and these amounts will likely be material. Refer to "Item 1. Business," which describes our development efforts in further detail.

Technology operations. Technology operations consisted primarily of the following items:

Technology Operations	2019	Change		2018	Change		2017
(Dollars in thousands)
Payroll and related	$10,788	$(4)	—%	$10,792	$525	5.1%	$10,267
Site rent	13,715	(233)	(1.7)%	13,948	(281)	(2.0)%	14,229
Telecommunications	4,058	253	6.6%	3,805	(318)	(7.7)%	4,123
Stock based compensation	123	28	29.5%	95	16	20.3%	79
Other	2,744	28	1.0%	2,716	(88)	(3.1)%	2,804
Total technology operations	$31,428	$72	0.2%	$31,356	$(146)	(0.5)%	$31,502
FTEs	92	—	—%	92	—	—%	92
Technology operations expense was relatively flat for the year ended December 31, 2019 compared to December 31, 2018 primarily due to an increase in telecommunications and other minor expenses partially offset by the reductions in site rent. For the year end December 31, 2018 compared to December 31, 2017 technology operation decreased primarily due to reductions in site rent and telecommunications partially offset by increase in payroll due to an increase in benefit expenses. The number of active transmitters declined 2.4% from December 31, 2018 to December 31, 2019 and 2.4% from December 31, 2017 to December 31, 2018. The number of active transmitters directly relates to the amount of site rent expenses we generally incur on a recurring basis. As we reach certain minimum frequency commitments, as outlined by the FCC, we will be unable to continue our efforts to rationalize and consolidate our networks.
Selling and marketing. Selling and marketing consisted primarily of the following items:

Selling and marketing	2019	Change		2018	Change		2017
(Dollars in thousands)
Payroll and related	$13,508	$456	3.5%	$13,052	$1,256	10.6%	$11,796
Commissions	4,994	(1,158)	(18.8)%	6,152	961	18.5%	5,191
Stock based compensation	590	87	17.3%	503	126	33.4%	377
Advertising and events	3,326	(921)	(21.7)%	4,247	(306)	(6.7)%	4,553
Other	752	153	25.5%	599	(307)	(33.9)%	906
Total selling and marketing	$23,170	$(1,383)	(5.6)%	$24,553	$1,730	7.6%	$22,823
FTEs	105	8	8.2%	97	4	4.3%	93
Selling and marketing expense decreased for the year ended December 31, 2019 compared to December 31, 2018 primarily due to a decrease in commissions and advertising and events expense partially offset by an increase in payroll and related expenses. The decrease in commissions expense primarily relates to the mix of revenue and the related commissions associated with those revenues. Commissions were paid at a lower rate on revenues that were recognized for the year ended December 31, 2019 as compared to the same period in 2018. The increase in payroll and related expenses is primarily related to an increase in head count. The decrease in advertising and events expenses is largely due to management's focused efforts to reduce marketing costs to augment research and development initiatives.
Selling and marketing expense increased for the year ended December 31, 2018 compared to December 31, 2017 primarily due to an increase in benefits expenses due to higher medical benefit costs incurred across our employee base. The increase in commissions expense for the year ended December 31, 2018 primarily relates to the increase in operations revenue and the adoption of ASC 606.

General and administrative. General and administrative consisted primarily of the following items:

General and administrative	2019	Change		2018	Change		2017
(Dollars in thousands)
Payroll and related	$16,372	$(1,305)	(7.4)%	$17,677	$599	3.5%	$17,078
Stock based compensation	2,353	(1,518)	(39.2)%	3,871	910	30.7%	2,961
Facility rent and office costs	9,099	(862)	(8.7)%	9,961	(11)	(0.1)%	9,972
Outside services	8,437	646	8.3%	7,791	(359)	(4.4)%	8,150
Taxes, licenses and permits	3,672	377	11.4%	3,295	(926)	(21.9)%	4,221
Bad debt	669	(955)	(58.8)%	1,624	1,096	207.6%	528
Other	5,185	307	6.3%	4,878	388	8.6%	4,490
Total general and administrative	$45,787	$(3,310)	(6.7)%	$49,097	$1,697	3.6%	$47,400
FTEs	107	(1)	(0.9)%	108	(7)	(6.1)%	115
For the years ended December 31, 2018 and 2017, we reclassified $3.6 million and $2.3 million from outside services to facility rent and office costs, respectively, to conform to current period presentation. These costs primarily related to software and other technology costs.
General and administrative expense decreased for the year ended December 31, 2019 compared to December 31, 2018 primarily due to a decrease in payroll and related, stock-based compensation, and bad debt expense. The decrease in payroll and related expenses is primarily due to a decrease in headcount, benefit related costs, and expenses related to the resignation of a named executive officer ("NEO"). The decrease in stock-based compensation is largely due to forfeitures related to the previously mentioned NEO resignation for the year ended December 31, 2019 when compared to the same period in 2018. The decrease in facility rent and office costs is related to the decrease in telephone and computer hardware and software costs. The decrease in bad debt expense is primarily related to a return to normal operating expectations as compared to 2018 and to a lesser extent, improvements in our collections. In 2018 a change in methodology was implemented, meant to provide additional coverage for our exposure to potentially uncollectible accounts receivable, which resulted in an increase in bad debt expense for the year ended December 31, 2018 which was not incurred during the year ended December 31, 2019.
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
Depreciation, amortization and accretion. For the year ended December 31, 2019 compared to the same period in 2018 depreciation, amortization and accretion expenses decreased by $1.5 million primarily due to certain paging assets becoming fully depreciated in 2018 and continued efforts to reduce capital expenditures. The decrease of $0.9 million in depreciation, amortization and accretion expenses for the year ended December 31, 2018 compared to the same period in 2017 was due primarily to various assets becoming fully depreciated during 2018.
Goodwill impairment. In the fourth quarter of 2019, we recognized non-cash pre-tax goodwill impairment charges of $8.8 million. The goodwill impairment relates to impairment charges recognized in the fourth quarter of 2019 as a result of the Company's annual goodwill impairment testing and, in our belief, does not reflect management's confidence in the future value of our business. Despite the impairment of goodwill, our outlook for the business continues to remain strong. We believe the launch of Spok Go is set to meet a significant need in the healthcare marketplace and will create significant value for shareholders in the coming years. Refer to Note 1, "Organization and Significant Accounting Policies", and Note 6, "Goodwill and Intangible Assets, Net", for further discussion.

Interest income, Other income (expense), and Income tax (benefit) expense
Interest income. Interest income increased slightly for the year ended December 31, 2019, compared to the same periods in 2018 and 2017, respectively, primarily due to interest earned on the Company's cash balances and short term investments due to increased investments in short-term treasury bonds.
Other income (expense). For the year ended December 31, 2019 compared to the same period in 2018, other income (expense) increased by $1.4 million primarily as a result of various immaterial expenses incurred in 2018 that were not subsequently incurred during 2019 and an increase in gains on foreign currency. The decrease of $0.8 million in other income (expense) for the year ended December 31, 2018 compared to the same period in 2017 was primarily a result of legal and other expenses related to the lawsuit previously reported in the 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.
Benefit from (provision for) income taxes. The effects of foreign taxes are immaterial for all periods presented. The following is the effective tax rate reconciliation for the years ended December 31, 2019, 2018 and 2017, respectively (See Note 9, "Income Taxes", for further discussion on our income taxes):

Effective tax rate reconciliation	2019		2018		2017
(Dollars in thousands)
(Loss) income before income tax (benefit) expense	$(13,423)		$(2,185)		$11,559
Income taxes computed at the Federal statutory rate	$(2,819)	21.0%	$(459)	21.0%	$4,046	35.0%
State income taxes, net of Federal benefit	(567)	4.2%	306	(14.0)%	472	4.1%
Goodwill impairment	2,243	(16.7)%	—	—%	—	—%
Impact of 2017 Tax Act	—	—%	—	—%	24,235	209.7%
Research and development and other tax credits	(1,790)	13.3%	(1,144)	52.4%	(1,775)	(15.4)%
Excess executive compensation	322	(2.4)%	281	(12.9)%	—	—%
Other	(47)	0.4%	310	(14.2)%	(113)	(1.0)%
(Benefit from) provision for income taxes	$(2,658)	19.8%	$(706)	32.3%	$26,865	232.4%
Benefit from income taxes increased by $2.0 million for the year ended December 31, 2019 compared to the same period in 2018 due primarily to an overall increase in pretax book loss partially offset by the add back of goodwill that was impaired and an increase in research and development and other tax credits. Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2019, we had cash and cash equivalents of $47.4 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to increase substantially our investment in developing the Spok Go platform over the next two or three years, commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period and possibly longer until revenues from Spok Go begins to be realized.

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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2019, should be adequate to meet anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash provided by operating activities	$11,693	$10,315	$15,515
Cash used in investing activities	(30,222)	(5,826)	(9,171)
Cash used in financing activities	(17,153)	(24,276)	(25,001)
Cash Provided by Operating Activities. As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
Cash provided by operating activities in 2019 was $11.7 million, due primarily to non-cash items such as goodwill impairment of $8.8 million, depreciation, amortization and accretion of $9.2 million, stock-based compensation of $3.6 million, and other non-cash items of $0.7 million, partially offset by the 2019 net loss of $10.8 million and deferred income benefit of $3.2 million. Cash provided by operating activities also increased resulting from changes in prepaids and other assets of $2.9 million and accounts receivable of $1.0 million and deferred revenue of $0.1 million, partially offset by a change in accounts payable, accrued liabilities and other of $0.6 million.
Cash provided by operating activities in 2018 was $10.3 million, due primarily to non-cash items such as depreciation, amortization and accretion of $10.8 million, stock-based compensation of $4.9 million and other non-cash items of $1.9 million, partially offset by the 2018 net loss of $1.5 million and deferred income benefit of $1.7 million. Cash provided by operating activities was partially offset resulting from changes in accounts receivable of $0.9 million, prepaids and other assets of $0.6 million, accounts payable, accrued liabilities and other of $1.7 million and deferred revenue of $0.9 million.
Cash provided by operating activities in 2017 was $15.5 million, due primarily to non-cash items such as depreciation, amortization and accretion of $11.6 million, stock-based compensation of $3.7 million, deferred income tax of $25.4 million and other non-cash items of $0.2 million, partially offset by the 2019 net loss of $15.3 million. Cash provided by operating activities was partially offset resulting from changes in accounts receivable of $9.6 million and accounts payable, accrued liabilities and other of $3.3 million, partially offset by a change in prepaids and other assets of $0.2 million and deferred revenue of $2.6 million.
Cash Used in Investing Activities. Cash used in investing activities in 2019, 2018, and 2017 was $30.2 million, $5.8 million, and $9.2 million, respectively, due primarily to the purchase and maturity of U.S. treasury securities, as well as purchases of property and equipment.
Cash Used in Financing Activities. Cash used in financing activities was $17.2 million, $24.3 million, and $25.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, primarily due to cash distributions to stockholders and the purchase of common stock.
Cash Dividends to Stockholders. For the year ended December 31, 2019, we paid a total of $9.8 million in cash dividends compared to $10.1 million and $15.2 million in cash dividends for 2018 and 2017, respectively. In 2016, a special dividend of $0.25 per common stock was declared and paid in 2017.
Future Cash Dividends to Stockholders. On February 26, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2020, and a payment date of March 30, 2020. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program. For the year ended December 31, 2019, we purchased 532,354 shares of our common stock under the repurchase program for $6.6 million excluding commissions. The repurchase authority allowed us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.

In August 2018, the Company's Board of Directors reset the repurchase authority under the share repurchase program to $10.0 million which was set to expire on December 31, 2018. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019. The Company fully exhausted the repurchase authority in September 2019 (See Note 8, "Stockholders' Equity", for further discussion on our common stock repurchase program).
Other. For 2020, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Contractual Obligations. The following table provides the Company's significant commitments and contractual obligations as of December 31, 2019.

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1 to 3 years	3 to 5 years	More than 5 years
Operating lease obligations	$17,570	$6,792	$8,095	$2,466	$217
Unconditional purchase obligations	$2,188	$—	$2,188	$—	$—
Total contractual obligations	$19,758	$6,792	$10,283	$2,466	$217
As of December 31, 2019, our contractual payment obligations under our operating leases for office and transmitter locations are indicated in the table above. For purposes of the table above, purchase obligations are defined as agreements to purchase goods or services that are enforceable, legally binding, noncancelable, have a remaining term in excess of one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. The amounts are based on our contractual commitments; however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date. Refer to Note 10, "Commitments and Contingencies," for further discussion on commitments and contingencies.
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
Related Parties
Refer to Note 12, "Related Parties," for further discussion on our related party transactions.
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
Critical Accounting Policies and Estimates
Refer to Note 1, "Organization and Significant Accounting Policies," for a summary of significant accounting policies and estimates.
Refer to Note 2, "Recent and Pending Accounting Standards," for a summary of recent and pending accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2019, we had no outstanding borrowings or associated debt service requirements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears in this 2019 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 29, 2020.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders:

•	information regarding directors is set forth under the caption “Election of Directors”;

•	information regarding executive officers is set forth under the caption “Executive Officers”;

•	information regarding our audit committee and designated “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors”; and

•	if applicable, information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption “Delinquent Section 16(a) Reports."
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders entitled “Compensation Discussion and Analysis.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders entitled “Related Person Transactions and Code of Conduct.” The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders entitled “Board of Directors and Governance Matters.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2020 Annual Meeting of Stockholders entitled “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:

(a)	1. Financial Statements
2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 29

(b)	Exhibits
The exhibits listed in the accompanying index to exhibits, that follows the Signatures page, are filed as part of this Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Spok Holdings, Inc.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer
February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 27, 2020
Vincent D. Kelly

/s/ Michael W. Wallace	Chief Financial Officer (principal financial officer and principal accounting officer)	February 27, 2020
Michael W. Wallace

/s/ Royce Yudkoff	Chairman of the Board	February 27, 2020
Royce Yudkoff

/s/ N. Blair Butterfield	Director	February 27, 2020
N. Blair Butterfield

/s/ Stacia A. Hylton	Director	February 27, 2020
Stacia A. Hylton

/s/ Brian O’Reilly	Director	February 27, 2020
Brian O’Reilly

/s/ Matthew Oristano	Director	February 27, 2020
Matthew Oristano

/s/ Todd Stein	Director	February 27, 2020
Todd Stein

/s/ Samme L. Thompson	Director	February 27, 2020
Samme L. Thompson

/s/ Dr. Bobbie Byrne	Director	February 27, 2020
Dr. Bobbie Byrne

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2020 expressed an unqualified opinion.
Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).
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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control‑Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 27, 2020 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 27, 2020

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$47,361	$83,343
Short-term investments	29,899	3,963
Accounts receivable, net	30,174	32,386
Prepaid expenses	7,517	6,906
Other current assets	1,710	2,672
Inventory, net	1,004	1,708
Total current assets	117,665	130,978
Non-current assets:
Property and equipment, net	8,000	10,354
Operating lease right-of-use assets	16,317	—
Goodwill	124,182	133,031
Intangible assets, net	2,917	5,417
Deferred income tax assets, net	48,983	46,484
Other non-current assets	1,808	1,448
Total non-current assets	202,207	196,734
TOTAL ASSETS	$319,872	$327,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,615	$2,010
Accrued compensation and benefits	11,680	11,348
Accrued taxes	1,529	1,822
Deferred revenue	25,944	26,106
Operating lease liabilities	5,437	—
Other current liabilities	2,978	3,662
Total current liabilities	51,183	44,948
Non-current liabilities:
Asset retirement obligations	6,061	6,513
Operating lease liabilities	11,575	—
Other non-current liabilities	959	1,697
Total non-current liabilities	18,595	8,210
TOTAL LIABILITIES	69,778	53,158
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 19,071,614 and 19,389,066 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	86,874	90,559
Accumulated other comprehensive loss	(1,601)	(1,301)
Retained earnings	164,819	185,294
TOTAL STOCKHOLDERS’ EQUITY	250,094	274,554
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,872	$327,712

The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2019	2018	2017
Revenue:
Wireless	$88,167	$94,277	$101,188
Software	72,122	75,197	69,987
Total revenue	160,289	169,474	171,175
Operating expenses:
Cost of revenue	30,072	32,408	28,418
Research and development	27,543	24,464	18,702
Technology operations	31,428	31,356	31,502
Selling and marketing	23,170	24,553	22,823
General and administrative	45,787	49,097	47,400
Depreciation, amortization and accretion	9,249	10,769	11,624
Goodwill impairment	8,849	—	—
Total operating expenses	176,098	172,647	160,469
Operating (loss) income	(15,809)	(3,173)	10,706
Interest income	1,651	1,638	719
Other income (expense)	735	(650)	134
(Loss) income before income tax benefit (expense)	(13,423)	(2,185)	11,559
Benefit from (provision for) income taxes	2,658	706	(26,865)
Net loss	$(10,765)	$(1,479)	$(15,306)
Basic and diluted net (loss) income per common share	$(0.56)	$(0.08)	$(0.76)
Basic and diluted weighted average common shares outstanding	19,089,402	19,667,891	20,210,260
Cash dividends declared per common share	$0.50	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2019	2018	2017
(Dollars in thousands)
Net loss	$(10,765)	$(1,479)	$(15,306)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(300)	(49)	11
Other comprehensive (loss) income	(300)	(49)	11
Comprehensive loss	$(11,065)	$(1,528)	$(15,295)

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2017	20,525,614	$2	$104,810	$217,275	$322,087
Net income	—	—	—	(15,306)	(15,306)
Issuance of common stock under the Employee Stock Purchase Plan	17,760	—	256	—	256
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	143,394	—	—	—	—
Amortization of stock based compensation	—	—	3,688	—	3,688
Cash dividends declared	—	—	—	(10,332)	(10,332)
Common stock repurchase program	(572,550)	—	(10,023)	—	(10,023)
Issuance of restricted stock under the Equity Plan and other	21,296	—	(11)	159	148
Cumulative translation adjustment	—	$—	$11	$—	$11
Balance, December 31, 2017	20,135,514	$2	$98,731	$191,796	$290,529
Net loss	—	—	—	(1,479)	(1,479)
Adjustment to beginning balance due to adoption of ASC 606 and related tax impact	—	—	(166)	5,110	4,944
Issuance of common stock under the Employee Stock Purchase Plan	20,120	—	247	—	247
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	199,991	—	—	—	—
Purchase of common stock for tax withholding	(62,432)	—	(976)	—	(976)
Amortization of stock based compensation	—	—	4,954	—	4,954
Cash dividends declared	—	—	—	(10,133)	(10,133)
Common stock repurchase program including commissions	(929,116)	—	(13,483)	—	(13,483)
Issuance of restricted stock under the Equity Plan	24,989	—	—	—	—
Cumulative translation adjustment	—	—	(49)	—	(49)
Balance, December 31, 2018	19,389,066	$2	$89,258	$185,294	$274,554
Net loss	—	—	—	(10,765)	(10,765)
Issuance of common stock under the Employee Stock Purchase Plan	23,299	—	264	—	264
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	233,507	—	—	—	—
Purchase of common stock for tax withholding	(74,049)	—	(1,017)	—	(1,017)
Amortization of stock based compensation	—	—	3,643	—	3,643
Cash dividends declared	—	—	—	(9,864)	(9,864)
Common stock repurchase program including commissions	(532,354)	—	(6,575)	—	(6,575)
Issuance of restricted stock under the Equity Plan and other	32,145	—		154	154
Cumulative translation adjustment	—	—	(300)	—	(300)
Balance, December 31, 2019	19,071,614	$2	$85,273	$164,819	$250,094
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net loss	$(10,765)	$(1,479)	$(15,306)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	9,249	10,769	11,624
Goodwill impairment	8,849	—	—
Deferred income tax (benefit) expense	(3,253)	(1,692)	25,390
Stock based compensation	3,643	4,954	3,688
Provisions for doubtful accounts, service credits, adjustments of non-cash transaction taxes and other	694	1,922	222
Changes in assets and liabilities:
Accounts receivable	964	(915)	(9,648)
Prepaid expenses and other assets	2,913	(646)	244
Accounts payable, accrued liabilities and other	(643)	(1,732)	(3,278)
Deferred revenue	42	(866)	2,579
Net cash provided by operating activities	11,693	10,315	15,515
Cash flows from investing activities:
Purchases of property and equipment	(4,837)	(5,915)	(9,214)
Purchase of short-term investments	(59,385)	(3,911)	(3,957)
Maturity of short-term investments	34,000	4,000	4,000
Net cash used in investing activities	(30,222)	(5,826)	(9,171)
Cash flows from financing activities:
Cash distributions to stockholders	(9,819)	(10,064)	(15,234)
Purchase of common stock (including commissions)	(6,575)	(13,483)	(10,023)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	258	247	256
Purchase of common stock for tax withholding on vested equity awards	(1,017)	(976)	—
Net cash used in financing activities	(17,153)	(24,276)	(25,001)
Effect of exchange rate on cash	(300)	(49)	11
Net decrease in cash and cash equivalents	(35,982)	(19,836)	(18,646)
Cash and cash equivalents, beginning of period	83,343	103,179	121,825
Cash and cash equivalents, end of period	$47,361	$83,343	$103,179
Supplemental disclosure:
Income taxes paid	$901	$1,061	$2,620

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
We provide one-way and advanced two-way wireless messaging services, including information services, throughout the United States. These services are offered on a local, regional and nationwide basis, employing digital networks. One-way messaging consists of numeric and alphanumeric messaging services. Numeric messaging services enable subscribers to receive messages that are composed entirely of numbers, such as a phone number, while alphanumeric messages may include numbers and letters, which enable subscribers to receive text messages. Two-way messaging services enable subscribers to send and receive messages to and from other wireless messaging devices, including pagers, personal digital assistants and personal computers. We also offer voice mail, personalized greetings, message storage and retrieval, and equipment loss and/or maintenance protection to both one-way and two-way messaging subscribers. These services are commonly referred to as wireless messaging and information services.
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
Basis of Presentation
The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the Consolidated Financial Statements include all adjustments and accruals that are necessary for the presentation of the results of all periods reported herein and all such adjustments are of a normal, recurring nature. As a result of the adoption of Accounting Standards Codification (“ASC”) 842, Leases, and our application of the modified retrospective approach using a cumulative effect adjustment to our opening balance of retained earnings as of January 1, 2019, prior period amounts have not been restated under ASC 842. For additional details refer to Note 2, "Recent and Pending Accounting Standards" and Note 4, "Leases."

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
The Company adopted ASC 606 on January 1, 2018. Periods prior to January 1, 2018 reflect accounting under ASC 605, "Revenue Recognition" and have not been adjusted for the adoption of ASC 606.
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
Under the typical payment terms of our software contracts customers will normally pay a material amount of the contract price immediately upon execution of the contract. The remaining payments are required when product is delivered, when services begin and, to a lesser extent, when services are completed. Wireless services are generally billed as incurred on a monthly basis. Our contracts will generally result in billings in excess of revenue recognized, which we present as deferred revenues on the Consolidated Balance Sheets, primarily due to the receipt of payment in advance of product or services being provided. Amounts billed and due from our customers are classified as accounts receivable on the Consolidated Balance Sheets. At times, we may have contracts which require us to perform work or provide products prior to billing which will generally result in revenue recognized in excess of billings. This excess is presented as unbilled receivables in the Notes to the Consolidated Financial Statements. We generally do not have transactions that include a significant financing component (whether payments are made in advance or in arrears) as our contracts typically take less than 12 months to complete once started. We would not adjust the total consideration for the effects of a significant financing component if we anticipate, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
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
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and therefore accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions are generally sold with multiple promises and therefore will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services, hardware and maintenance, of which professional services and maintenance are generally considered a series of performance obligations.
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
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, which we do not pay commensurate sales commissions on. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g. the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $5.0 million, $6.2 million and $5.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Commission expense is classified within the selling and marketing operating expenses category.
Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We have made an accounting policy election not to apply the recognition requirements of ASC 842 to short-term leases. Those leases which have a term of less than 12 months will have lease payments recognized, in our Condensed Consolidated Statement of Operations, on a straight-line basis over the lease term. An optional renewal or termination is not recognized as part of the lease term unless we determine that it is reasonably certain that we will exercise that option. The term reasonably certain is a high threshold for which pervasive evidence generally does not exist, and therefore, optional renewal periods are generally excluded from our ROU assets and lease liabilities until they have been exercised. Lease expense is recognized on a straight-line basis over the lease term.

As most of our leases do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of lease payments. The Company uses a portfolio approach when determining the discount rate to be applied to its leases. Significant judgment is necessary when determining a discount rate because we must estimate the discount rate based on a number of factors and observable inputs including current market conditions, market yields, government bonds, credit risk, and other factors as necessary. The Company must also exercise significant judgment when determining whether an option to renew or terminate a lease should be included in the lease term. This judgment includes an assessment of all relevant economic factors such as costs relating to the termination or extension of a lease, importance of the underlying asset to the Company’s operations, and the terms and conditions of the optional periods in relation to current market rates.

Where we have lease agreements which contain lease and non-lease components, we have elected to make use of the practical expedient to account for each separate lease component and associated non-lease component as a single lease component.
Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer-related intangibles that resulted from previous acquisitions. Such intangibles are amortized over periods up to ten years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows to be generated from such assets. In assessing the recoverability of these assets, we forecast estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived and amortizable intangible assets, we record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The impairment test involves comparing the fair value of the reporting unit with its carrying value. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. The estimated control premium is based on a review of current and past market information published by a third-party resource.
Based on our assessment during the fourth quarter of 2019, the estimated fair value exceeded the carrying value of the reporting unit and, therefore, an impairment existed. For additional details refer to Note 6, "Goodwill and Intangible Assets, Net."
We did not record any impairment of long-lived assets or definite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017.
Accounts Receivable Allowances
Our two most significant allowance accounts are: an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses, respectively.
Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience and current and forecasted trends, as well as known specific collection risks. In determining these estimates, we review historical write-offs, including comparisons of write-offs to provisions for doubtful accounts. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences when compared to the allowance for doubtful accounts and related provisions.
From time to time, we grant service credits for customer retention purposes or when there is an adjustment in the scope of work. The allowance for service credits related provisions are based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data, including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. This allowance also reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences when compared to the allowance for service credits and maintenance related provisions.
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
We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 5, "Consolidated Financial Statement Components", and Note 7, "Asset Retirement Obligations", for additional details).
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
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the “more likely than not” threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes We had no uncertain tax positions for the periods ended December 31, 2019 and 2018. (see Note 9, "Income Taxes," for additional details).

Research and Development
In accordance with ASC 985-20, Software to be Sold, Leased, or Marketed, certain software development costs are charged to operations and expensed as incurred until technological feasibility has been established. Material costs incurred after technological feasibility is established and before the product is ready for general release are capitalized and amortized on a straight-line basis over the estimated remaining economic life of the product or the ratio of current revenues to total projected product revenues, whichever is greater. To date, the time between technological feasibility and general release to the public has been extremely short and consequently expenses available for capitalization have been immaterial. Accordingly, all research and developments costs incurred to date, accounted for in accordance with ASC 985-20, have been expensed as incurred.
In accordance with ASC 350-40, Internal-use Software, certain software development costs are capitalized while in the application development stage related to software developed for internal use or software sold in a SaaS arrangement. This includes certain development costs for Spok Go. All other costs incurred during the preliminary project stage or the post implementation stage, are expensed as incurred. To date, we have not incurred material costs that would qualify for capitalization. We anticipate certain costs will begin to qualify for capitalization beginning in early 2020 and these costs are likely to be material.
Shipping and Handling Costs
We incur shipping and handling costs to send and receive messaging devices and other equipment to/from our customers. Amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are classified as cost of revenue. These costs are expensed as incurred.
Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $1.7 million, $2.4 million and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
Changes in our estimates of the expected attainment of performance targets are reflected in the amount of compensation expense that we recognize for the related instruments during the interim reporting period when the change in estimate is determined and may cause the amount of compensation expense that we record for each period to vary. Further information regarding stock based compensation can be found in Note 8, "Stockholders' Equity."
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the U.S. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2019, 2018, and 2017, our bad debt expenses were $0.7 million, $1.6 million, and $0.5 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2019, 2018, and 2017.
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
Our short-term investments consist entirely of U.S. Treasury securities which are classified as held-to-maturity and are measured at amortized cost on our Consolidated Balance Sheets. These investments are classified as Level 1 and mature within 12 months. The differences between carrying value and fair value are not material to the Consolidated Financial Statements.
Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2019 and 2018 due to their short maturities.
Earnings Per Common Share
The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive. Further information regarding earnings per common share can be found in Note 8, "Stockholders' Equity."
NOTE 2 - RECENT AND PENDING ACCOUNTING STANDARDS
Recently Adopted
Leases - ASC 842 "Leases"
On January 1, 2019, we adopted ASC 842 using the modified retrospective approach that resulted in a material adjustment to our balance sheet as of January 1, 2019. During the quarter ended June 30, 2019, we adjusted our opening balance to record the effect of adopting ASC 842 by approximately $0.4 million. As a result, the impact of the adoption of ASC 842 was an increase to assets and liabilities of approximately $17.8 million. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 840. In the adoption of ASC 842, we elected to use the package of available practical expedients with the exception of hindsight. For additional details refer to Note 1, "Significant Accounting Policies Update" and Note 4 "Leases."
Pending Adoption
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses on Financial Instruments ("CECL") that requires early recognition of credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019. While our assessment is on-going, we do not believe the impact will have a material effect on our consolidated financial statements.

NOTE 3 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers, which are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these new secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (see Item 1. “Business,” for more details).
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license revenues for our healthcare communications solutions, equipment revenues that facilitate the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is for ongoing support of our software solutions or related equipment (typically for one year) and access to when-and-if available software updates. Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s IP as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Our paging, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.

Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2018. Periods prior to January 1, 2018 reflect accounting under ASC 605, "Revenue Recognition" and have not been adjusted for the adoption of ASC 606.
The following table presents our revenues disaggregated by revenue type:

	For the Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017
Revenue - wireless
Paging revenue	85,067	90,570	97,296
Product and other revenue	3,100	3,707	3,892
Total wireless revenue	88,167	94,277	101,188

Revenue - software
License	8,950	13,042	9,541
Services	19,189	18,091	17,630
Equipment	3,618	4,995	4,147
Operations revenue	$31,757	$36,128	$31,318
Maintenance revenue	$40,365	$39,069	$38,669
Total software revenue	$72,122	$75,197	$69,987
Total revenue	$160,289	$169,474	$171,175
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2019, 2018 and 2017. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Twelve Months Ended December 31,
(Dollars in thousands)	2019	2018	2017
Revenue
United States	$154,766	$164,558	$166,790
International	5,523	4,916	4,385
Total revenue	$160,289	$169,474	$171,175
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the twelve months ended December 31, 2019 are as follows:

(Dollars in thousands)	December 31, 2018	Additions	Revenue Recognized	December 31, 2019
Deferred Revenue	$26,582	$70,684	$(70,645)	$26,621
During the twelve months ended December 31, 2019, the Company recognized $25.3 million of revenue related to amounts deferred as of December 31, 2018.

Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the twelve months ended December 31, 2019 are as follows:

(Dollars in thousands)	December 31, 2018	Additions	Commissions Recognized	December 31, 2019
Prepaid Commissions	$2,394	$5,031	$(4,994)	$2,431
Prepaid commissions are included within prepaid expenses on the Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Consolidated Statement of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at December 31, 2019 was $50.6 million. We expect to recognize approximately $36.5 million of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
NOTE 4 - Leases
We have operating lease arrangements for corporate offices, cellular towers, storage units and small building spaces. The building space is used to house infrastructure, such as transmitters, antennae and other various equipment for the Company’s wireless paging services. For leases with a term of 12 months or less, renewal terms are generally of an evergreen nature (either month-to-month or year-to-year). For leases with a term greater than 12 months, renewal terms are generally explicit and provide for one to five optional renewals consistent with the initial term. Many of our leases, with the exception of those for our corporate offices, include options to terminate the lease within one year. Variable lease payments, residual value guarantees or purchase options are not generally present in these leases.

Lease costs are included in Technology Operations and General and Administrative expenses on the Consolidated Statement of Operations. The following table presents lease costs disaggregated by type:

For the Year Ended December 31,
(Dollars in thousands)	2019
Operating lease cost	$5,823
Short-term lease cost	8,281
Short-term lease cost - related party(1)	3,589
Total lease cost	$17,693

Supplemental Disclosure:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,421
Weighted-average remaining lease term - operating leases	5.60 years
Weighted-average discount rate - operating leases	5.45%
(1) A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. Refer to Note 12, "Related Parties" for additional details.

Maturities of lease liabilities as of December 31, 2019 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2020	5,447
2021	4,398
2022	2,765
2023	1,860
2024	1,409
Thereafter	3,824
Total future lease payments	19,703
Imputed interest	(2,691)
Total	$17,012

NOTE 5 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Depreciation
Leasehold improvements	$63	$232	$234
Asset retirement costs	(766)	(300)	(388)
Paging and computer equipment	6,526	7,397	8,024
Furniture, fixtures and vehicles	374	398	306
Total depreciation	6,197	7,727	8,176
Amortization	2,500	2,500	2,886
Accretion	552	542	562
Total depreciation, amortization and accretion expense	$9,249	$10,769	$11,624
Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.3 million and $1.7 million for the years ended December 31, 2019 and 2018, respectively. Accounts receivable, net includes $6.4 million and $8.7 million of unbilled receivables for the years ended December 31, 2019 and 2018, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms. The decrease in unbilled receivables was primarily due to an increase in billings for the year ended December 31, 2019.
Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2019	2018
Leasehold improvements	lease term	$3,620	$4,139
Asset retirement costs	1-5	1,922	2,021
Paging and computer equipment	1-5	96,562	98,401
Furniture, fixtures and vehicles	3-5	3,716	4,353
Total property and equipment		105,820	108,914
Accumulated depreciation		(97,820)	(98,560)
Total property and equipment, net		$8,000	$10,354

For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2019 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2023 to 2024. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact to the consolidated financial statements beginning in 2020. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill

During the quarter ended December 31, 2019, we performed our annual assessment of goodwill. Based on our assessment, using data as of October 31, 2019, the carrying value of the reporting unit exceeded the estimated fair value of the Company which indicated an impairment existed. For purposes of the goodwill impairment assessment, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. The estimated control premium is based on a review of current and past market information published by a third-party resource. While a formal impairment assessment is performed annually, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments. The change in goodwill for the year ended December 31, 2019 was as follows:

(Dollars in thousands)	(Dollars in thousands)
Goodwill at January 1, 2019	$133,031
Impairment	(8,849)
Goodwill at December 31, 2019	$124,182

Intangible Assets
Amortizable intangible assets at December 31, 2019 and 2018 related primarily to customer relationships. Such intangible assets are being amortized over a period of ten years. We have not recorded an impairment of our intangible assets during the years ended December 31, 2019, 2018 and 2017.
The net consolidated balance of intangible assets consisted of the following at December 31, 2019 and 2018:

		As of December 31,
		2019			2018
(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	$25,002	$(22,085)	$2,917	$25,002	$(19,585)	$5,417
Estimated amortization of intangible assets for future periods was as follows:

For the year ending December 31,	(Dollars in thousands)
2020	2,500
2021	417
Total	$2,917

NOTE 7 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2018	$234	$7,174	$7,408
Accretion	(91)	633	542
Amounts paid	(154)	—	(154)
Additions	—	55	55
Reductions	(185)	(1,119)	(1,304)
Reclassifications	230	(230)	—
Balance at December 31, 2018	34	6,513	6,547
Accretion	39	513	552
Amounts paid	(177)	—	(177)
Additions	—	32	32
Reductions	14	(817)	(803)
Reclassifications	180	(180)	—
Balance at December 31, 2019	$90	$6,061	$6,151
Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimates of the underlying liability, specifically as it relates to updates in estimated costs to remove a transmitter and the estimated timing of removal. The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $7.6 million.
Additional information regarding asset retirement costs and accretion expense can be found in Note 5, "Consolidated Financial Statements' Components."
NOTE 8 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2019 and 2018, we had no stock options outstanding.
At December 31, 2019 and 2018, there were 19,071,614 and 19,389,066 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
For each of the three years ending December 31, 2019, 2018 and 2017 our Board of Directors declared cash dividends of $0.50 per share of our outstanding common stock. An immaterial amount of dividends declared were related to unvested RSUs and unvested shares of restricted stock, which are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the statements of cash flows for the years ended December 31, 2019, 2018 and 2017 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 26, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2020, and a payment date of March 30, 2020. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.

Common Stock Repurchase Program
On July 31, 2008, our Board of Directors approved a program to repurchase our common stock in the open market. This program has been extended at various times. In August 2018, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's common stock through December 31, 2018 on the open market or in privately negotiated transactions. In November 2018, the Company's Board of Directors extended the repurchase authority through December 31, 2019. The Company fully exhausted the repurchase authority in September 2019.
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
Common stock purchased in 2019, 2018 and 2017 (excluding commission and the purchase of common stock for tax withholdings) was as follows:

For the Three Months Ended	Shares Purchased	Amount	Shares Purchased	Amount	Shares Purchased	Amount
(dollars in thousands, except for shares purchased)	2019		2018		2017
March 31,	131,012	$1,806	127,792	$1,922	—	$—
June 30,	—	—	501,782	7,520	572,550	10,000
September 30,	401,342	4,749	36,542	558	—	—
December 31,	—	—	263,000	3,446	—	—
Total	532,354	$6,555	929,116	$13,446	572,550	$10,000
Net Loss per Common Share
Basic net loss per common share is computed on the basis of the weighted average common shares outstanding. Diluted net loss per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares, including unvested and outstanding equity awards. The components of basic and diluted net loss per common share were as follows for the periods stated:

	For the Year Ended December 31,
(in thousands, except for share and per share amounts)	2019	2018	2017
Numerator:
Net loss	$(10,765)	$(1,479)	$(15,306)

Denominator:
Basic and diluted weighted average outstanding shares of common stock	19,089,402	19,667,891	20,210,260
Basic and diluted net loss per common share	$(0.56)	$(0.08)	$(0.76)
For the years ended December 31, 2019, 2018 and 2017, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2019	2018	2017
Restricted stock units	189,862	178,279	90,665

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
The following table summarizes the activities under the 2012 Equity Plan from January 1, 2017 through December 31, 2019:

Activity
Total equity securities available at January 1, 2017	1,246,939
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(106,281)
Total equity securities available at December 31, 2017	1,140,658
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(236,221)
Total equity securities available at December 31, 2018	904,437
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(257,957)
Total equity securities available at December 31, 2019	646,480
The following table details activities with respect to outstanding RSUs and restricted stock for the year ended December 31, 2019:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2019	404,325	$17.27
Granted	388,321	13.27
Vested	(242,856)	17.48
Forfeited	(130,364)	15.49
Unvested at December 31, 2019	419,426	$14.00
Of the 419,426 unvested RSUs and restricted stock outstanding at December 31, 2019, 273,788 RSUs include contingent performance requirements for vesting purposes. At December 31, 2019, there was $3.1 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.60 years.

Employee Stock Purchase Plan
In 2016, our Board of Directors adopted the ESPP that was subsequently approved by our stockholders on July 25, 2016. A total of 250,000 shares of common stock have been reserved for issuance under this plan.
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
For the year ended December 31, 2019, employees purchased 23,299 shares of common stock for a total price of $0.3 million. For the year ended December 31, 2018, employees purchased 20,120 shares of common stock for a total price of $0.2 million.
The following table summarizes the activities under the ESPP from January 1, 2017 through December 31, 2019:

Activity
Total ESPP equity securities available at January 1, 2017	246,039
Less: common stock purchased by eligible employees	(17,760)
Total ESPP equity securities available at January 1, 2018	228,279
Less: common stock purchased by eligible employees	(20,120)
Total ESPP equity securities available at January 1, 2019	208,159
Less: common stock purchased by eligible employees	(23,299)
Total ESPP equity securities available at December 31, 2019	184,860
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
The following table reflects stock based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Performance-based RSUs	$1,434	$2,127	$1,762
Time-based RSUs and restricted stock	2,119	2,756	1,862
ESPP	90	71	64
Total stock based compensation	$3,643	$4,954	$3,688

NOTE 9 - INCOME TAXES
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
The significant components of our income tax (benefit) expense attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
(Loss) income before income tax (benefit) expense	$(13,423)	$(2,185)	$11,559
Current:
Federal tax	$—	$—	$199
State tax	582	838	1,006
Foreign tax	13	148	270
Total current	595	986	1,475
Deferred:
Federal tax	(2,121)	(1,467)	26,348
State tax	(1,239)	(532)	(787)
Foreign tax	107	307	(171)
Total deferred	(3,253)	(1,692)	25,390
Total income tax (benefit) expense	$(2,658)	$(706)	$26,865
Foreign income before income tax (benefit) expense is immaterial to consolidated income before income tax (benefit) expense.
The following table summarizes the principal elements of the difference between the United States Federal statutory rate of 21% and our effective tax rate:

Effective tax rate reconciliation	2019		2018		2017
(Dollars in thousands)
(Loss) income before income tax (benefit) expense	$(13,423)		$(2,185)		$11,559
Income taxes computed at the Federal statutory rate	$(2,819)	21.0%	$(459)	21.0%	$4,046	35.0%
State income taxes, net of Federal benefit	(567)	4.2%	306	(14.0)%	472	4.1%
Goodwill impairment	2,243	(16.7)%	—	—%	—	—%
Impact of 2017 Tax Act	—	—%	—	—%	24,235	209.7%
Research and development and other tax credits	(1,790)	13.3%	(1,144)	52.4%	(1,775)	(15.4)%
Excess executive compensation	322	(2.4)%	281	(12.9)%	—	—%
Other	(47)	0.4%	310	(14.2)%	(113)	(1.0)%
(Benefit from) provision for income taxes	$(2,658)	19.8%	$(706)	32.3%	$26,865	232.4%
The anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate primarily due to the effect of state income taxes, the benefit of the research and development tax credit, permanent differences between book and taxable income and certain discrete items. The earnings of non-U.S. subsidiaries are deemed to be indefinitely reinvested in non-U.S. operations.

The components of deferred income tax assets at December 31, 2019 and 2018 were as follows:

	December 31,
(Dollars in thousands)	2019		2018
Capitalized research and development costs	$18,605		$14,219
Net operating loss carryforward	15,978		18,851
Property and equipment	6,092		5,969
Accrued liabilities, reserves and other expenses	3,718		3,837
Research and development credits	4,140		2,360
Tax credits	1,467		2,141
Stock based compensation	1,600	12	1,739
Other	121		200
Gross deferred income tax assets	51,721		49,316
Deferred income tax liabilities:
Intangible assets	(2,430)		(2,711)
Prepaid and other expenses	(308)		(121)
Gross deferred income tax liabilities	$(2,738)		$(2,832)
Net deferred income tax assets	$48,983		$46,484
Net Operating Losses
As of December 31, 2019, we had approximately $71.2 million of NOLs available to offset future taxable income. The Federal NOLs begin expiring in 2026 and will fully expire in 2029. We have an immaterial amount of foreign NOLs and tax credits available for future use.
Valuation Allowance
We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, NOLs and tax credits, by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether based on all available evidence, it is “more likely than not” (which means a probability of greater than 50%) that all or some portion of the DTAs will be realized in future periods. As of December 31, 2019 and 2018, we believe it is more likely than not that our DTAs will be realized in future periods and thus did not have a valuation allowance.
Income Tax Audits
The 2017, 2018 and 2019 Federal and state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any Federal or state tax authority.
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our Federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2016 through 2019, and for the four-year SOL states, the SOL is open for years ending from 2015 through 2019.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2019.
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
Future minimum lease payments under non-cancelable operating leases at December 31, 2019 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
2020	$6,792
2021	5,056
2022	3,039
2023	1,968
2024	498
Thereafter	217
Total	$17,570
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period.
Total rent expense under operating leases for the years ended December 31, 2019, 2018 and 2017, was approximately $17.7 million, $17.5 million and $17.7 million, respectively.
NOTE 11 - EMPLOYEE BENEFIT PLANS
Spok Holdings, Inc. Savings and Retirement Plan
The Company has a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code ("IRC"). Participating U.S. employees may elect to contribute a percentage of their salary, subject to certain limitations. Matching contributions under the savings plan were approximately $1.6 million for the years ended December 31, 2019 and 2018 and $1.1 million for the year ended December 31, 2017.
NOTE 12 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. We incurred $3.6 million for the years ended December 31, 2019 and 2018 and $3.8 million for the same period in 2017 of site rent expense from the entity on which the individual serves as a director. These amounts are included in technology operations expenses.

NOTE 13 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended December 31, 2019 and 2018 is summarized below:

For the Year Ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
	(Dollars in thousands except per share amounts)
Revenues(1)	$41,764	$39,525	$39,453	$39,548
Operating income (loss)(1)	1,115	(1,992)	(2,692)	(12,239)
Net income (loss)(1)	742	(670)	(1,326)	(9,511)
Basic and diluted net income (loss) per common share(2)	0.04	(0.03)	(0.07)	(0.50)
For the Year Ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share amounts)
Revenues(1)	$43,114	$40,628	$42,476	$43,256
Operating income (loss)(1)	584	(2,346)	(1,560)	149
Net income (loss)(1)	345	(1,172)	(840)	189
Basic and diluted net income (loss) per common share(2)	0.02	(0.06)	(0.04)	0.01

(1)	Slight variations in totals are due to rounding.

(2)
Basic and diluted net income (loss) per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income (loss) per common share for the years ended December 31, 2019 and 2018 may not equal the total computed for the year.

(3)	During the fourth quarter of 2019, the Company recorded a goodwill impairment of $8.8 million. See Note 6 "Goodwill and Intangible Assets, Net" for additional details.

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
	(Dollars in thousands)
Year ended December 31, 2019	$1,705	$1,248	$(1,660)	$1,293
Year ended December 31, 2018	$1,065	$2,125	$(1,485)	$1,705
Year ended December 31, 2017	$1,056	$1,035	$(1,026)	$1,065

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Second Amended and Restated Bylaws	8-K	001-32358	3.1	12/20/2016
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8*†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9†	Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.10	3/1/2018
10.10†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period	10-K	001-32358	10.10	2/28/2019
10.11†	Spok Holdings, Inc. 2017 Short-Term Incentive Plan	10-K	001-32358	10.13	3/1/2018
10.12†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2017 - 2019 performance period					Filed
10.13†	Spok Holdings, Inc. 2018 Short-Term Incentive Plan	10-K	001-32358	10.15	2/28/2019
10.14†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan(1)	10-K	001-32358	10.16	3/1/2018
10.15†	Spok Holdings, Inc. 2019 Short-Term Incentive Plan	10-K	001-32358	10.16	2/28/2019
10.16†	Spok Holdings, Inc. 2020 Short-Term Incentive Plan					Filed
10.17*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.18†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
21	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	XBRL Instance Document**					Furnished
101.SCH	XBRL Taxonomy Extension Schema**					Furnished
101.CAL	XBRL Taxonomy Extension Calculation**					Furnished
101.DEF	XBRL Taxonomy Extension Definition**					Furnished
101.LAB	XBRL Taxonomy Extension Labels**					Furnished
101.PRE	XBRL Taxonomy Extension Presentation**					Furnished
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.

**	The financial information contained in these XBRL documents is unaudited.

†	Denotes a management contract or compensatory plan or arrangement.

(1)	Portions of this document have been omitted and filed separately with the Securities and Exchange Commission pursuant to requests for confidential treatment pursuant to Rule 24b-2.