Form 10-K/A
period 2019-12-31
Spok Holdings, Inc
filed 2020-04-29
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
The number of shares of registrant’s common stock outstanding on April 24, 2020 was 19,005,209.

Explanatory Note

Spok Holdings, Inc. and its subsidiaries (“Spok,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Form 10-K”), to provide the information required by Part III that was intended to be incorporated by reference from the Company’s definitive proxy statement related to its 2020 Annual Meeting of Stockholders. This Amendment is required because such proxy statement will not be filed within the required time period for incorporation by reference.
Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth in this Amendment. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of the proxy statement is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this Amendment, the Company's Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Accordingly, Part IV, Item 15 of this Amendment reflects the filing of such certifications herewith. This Amendment does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment.
With the exception of the foregoing, no other information in the Form 10-K has been supplemented, updated or amended. This Amendment is not intended to amend or otherwise update other information in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with our filings made with the SEC subsequent to the filing of the Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is certain information, as of April 29, 2020, for each member of our Board of Directors (the “Board”).

DIRECTORS

Royce Yudkoff, age 64, became a director and the Chair of the Board in November 2004. He is also a member of the Compensation Committee and Nominating and Governance Committee. Prior to the merger of Metrocall and Arch in November 2004, Mr. Yudkoff had been a director of Metrocall since April 1997, and had served as the Chair of its Board since February 2003. In 1989, Mr. Yudkoff co-founded ABRY Partners, LLC, a private equity investment firm, which focuses on the media, communications and business services sectors. Mr. Yudkoff currently serves on the Board of ABRY Partners, LLC, Stafford Insurance Company and America's Kitchen, Inc. Mr. Yudkoff served on the Board of Muzak Holdings LLC from 2002 to 2009, Talent Partners from 2000 to 2014, Media Ocean, LLC from 2014 to 2015 and Nexstar Broadcasting Group, Inc. from 1996 to 2014. Additionally, Mr. Yudkoff is a Professor of Management Practice at Harvard Business School.

•
Director Qualifications: Mr. Yudkoff has an understanding of our operations, strategies, financial outlook and ongoing challenges. In addition, Mr. Yudkoff has experience in the media and communication sectors that can be applied to our operations. Mr. Yudkoff has the requisite qualifications to continue as a director.

N. Blair Butterfield, age 63, became a director of the Company in July 2013. He is a member of the Audit Committee and Cybersecurity Committee. Prior to 2016, Mr. Butterfield was the President of VitalHealth Software, North America which offers the industry’s leading cloud-based eHealth application development platform with solutions for collaborative care as well as the Office of the National Coordinator certified electronic health records for specialty practices. Mr. Butterfield is a senior health information technology (“IT”) executive and eHealth expert with thirty years of global experience in new market and business development, general management, government initiatives, sales management and strategic marketing. He is also the Chairman of Wind River Advisory Group, LLC, a strategic consulting firm in health IT and ehealth. He has also served as Vice President, International Development for eHealth at GE Healthcare from 2006 to 2011. Previously, Mr. Butterfield served on the Board of California Institute of Computer. Assisted Surgery (CICAS) from 2011 to 2013, All Clear Diagnostics, LLC from 2012 to 2014, the eHealth Initiative and Foundation from 2008 to 2010, and the VistA Software Alliance from 2006 to 2008.

•
Director Qualifications: Mr. Butterfield has extensive experience in the software industry that can be applied to our operations in such market segments as enterprise health information systems and platform software, health information exchange (HIE), electronic medical Records (EMR), medical imaging, standards-based interoperability and clinical informatics. Mr. Butterfield has the requisite qualifications to continue as a director.

Stacia A. Hylton, age 59, became a director of the Company in 2015. Ms. Hylton is a member of the Audit Committee and Chair of the Cybersecurity Committee. Ms. Hylton currently serves as a Principal for LS Advisory, a New Jersey-based business solutions advisory consultancy. She also serves on the Board of Directors for Lexis-Nexis Special Services Inc., an information and data analytics solutions company, and Core-Civic, Inc., a publicly traded real estate solutions and corrections and residential reentry centers provider. In 2016, Ms. Hylton served as Senior Vice President for Cyber Security at MTM Technologies, Inc., a leading national provider of innovative IT solutions and services. In 2010, Ms. Hylton was nominated by the President of the United States and confirmed by the United States Senate as Director of the United States Marshals Service (“USMS”), a federal law enforcement agency. The USMS employs over 12,000 employees, task force officers and contractors with a budget in excess of $4.9 billion.Ms. Hylton retired as Director of USMS in 2015. In 2010, she was President of Hylton Kirk & Associates, a private consulting firm located in the Commonwealth of Virginia. From 2004 to 2010 Ms. Hylton served as the Federal Detention Trustee in the United States Department of Justice. From 1980 through 2004 she served in progressively responsible positions within USMS.

•
Director Qualifications: Ms. Hylton has extensive operational and executive management experience that includes security, alarm monitoring/call center technology, multi-year fiscal planning and execution, contracting, cyber security data-analytics and corporate strategy. Ms. Hylton provides unique insight, which assists the Company in developing and growing key market segments for our healthcare communication solutions. Ms. Hylton has the requisite qualifications to continue serving as a director.

Vincent D. Kelly, age 60, became a director, President and Chief Executive Officer (“CEO”) of the Company in November 2004 when USA Mobility was formed through the merger of Metrocall and Arch. Prior to the merger of Metrocall and Arch Mr. Kelly was President and CEO of Metrocall since February 2003. Prior to this appointment, he had also served at various times as Chief Operating Officer, Chief Financial Officer and Executive Vice President of Metrocall. He served as the Treasurer of Metrocall from August 1995 to February 2003, and served as a director Metrocall from 1990 to 1996 and from May 2003 to November 2004. Mr. Kelly serves as CEO for all our subsidiaries as well as a Director. Mr. Kelly served on the Boards of Tellabs from 2012 to 2013 and Penton Media from 2003 to 2007.

•
Director Qualifications: Mr. Kelly has been involved with the wireless and telecommunications industry for over 25 years and the software industry for over four years. Mr. Kelly holds a BS in accounting from George Mason University. Mr. Kelly has the requisite qualifications to continue as a director.

Brian O’Reilly, age 60, became a director of the Company in November 2004. He is a member of the Nominating and Governance Committee and is the Chair of the Compensation Committee. Prior to the merger of Metrocall and Arch, Mr. O’Reilly had been a director of Metrocall since October 2002. He was with Toronto-Dominion Bank for 16 years, from 1986 to 2002. From 1986 to 1996, Mr. O’Reilly served as the managing director of Toronto-Dominion Bank’s loan syndication group, focused on the underwriting of media and telecommunications loans. From 1996 to 2002, he served as the managing director of Toronto-Dominion Bank’s media, telecom and technology group with primary responsibility for investment banking in the wireless and emerging telecommunications sectors.

•
Director Qualifications: Mr. O’Reilly has been involved with the paging industry as a director since 2002 and a director of the Company since November 2004. Mr. O’Reilly has past experience in the underwriting of media and communication financing that can be applied to our operations. Mr. O'Reilly has the requisite qualifications to continue as a director.

Matthew Oristano, age 63, became a director of the Company in November 2004. He is Chair of the Audit Committee. Prior to the merger of Metrocall and Arch, Mr. Oristano had been a director of Arch since 2002. Mr. Oristano has been the President, CEO and member of the Board of Alda Inc., an investment management company, since 1995. He has served as chair of the Board, President and CEO of Reaction Biology Corporation, a contract biomedical research firm, since March 2004. He was the Vice President, Treasurer and member of the Board of The Oristano Foundation from 1995 to November 2012.

•
Director Qualifications: Mr. Oristano has an understanding of our operations, strategies, financial outlook and ongoing challenges. In addition, Mr. Oristano has past experience in investment management and telecommunications company operations. As a CEO, Mr. Oristano has directly supervised CFOs and been involved in the annual audit process. Mr. Oristano is also considered an audit committee financial expert. Mr. Oristano has the requisite qualifications to continue as a director.

Todd Stein, age 42, became a director of the Company in July 2018. He is a member of the Audit Committee. Mr. Stein is Co-Investment Manager of Dallas-based Braeside Investments, LLC, the investment manager of private investment partnerships focusing on global small and micro-cap equities. Mr. Stein’s core competency is applying fundamental analysis to purchase undervalued securities.  Prior to co-founding Braeside in 2004, Mr. Stein was a portfolio manager at Q Investments, L.P. During his tenure at Q, Mr. Stein co-managed a merger arbitrage portfolio in addition to serving as the firm’s primary analyst on its short distressed/bankrupt equities portfolio. In 2002, Mr. Stein was appointed by the U.S. Trustee of the Northern District of Illinois to serve on the official creditors’ committee of United Airlines. Mr. Stein holds the Chartered Financial Analyst designation.

•
Director Qualifications: The funds managed by Braeside have been stockholders of the Company for more than six years. Thus, Mr. Stein has an understanding of our operations, strategies, financial outlook and ongoing challenges. In addition, Mr. Stein has nearly two decades of experience in global investment management. Mr. Stein provides insight into capital allocation, which assists the Company in evaluating strategic growth opportunities for our critical communication solutions.  Mr. Stein has the requisite qualifications to continue as a director.

Samme L. Thompson, age 74, became a director of the company in 2004.  He is a member of the Compensation Committee and is Chairman of the Nominating and Governance Committee. Prior to the merger of Metrocall and Arch Wireless, Mr. Thompson had been a director of Arch.  Mr. Thompson currently serves on the Board of Visitors at the Katz Graduate Business School, and College of Business Administration at the University of Pittsburgh. He previously served on the boards of the Knapp Entrepreneurial Development Center at the Illinois Institute of Technology, and Broadband Illinois, LLC.  Mr. Thompson is the owner and president of Telit Associates, Inc., a strategic consulting and financial advisory firm that addresses telecom and information technology businesses. He was previously Senior Vice President, Global Corporate Strategy and Corporate Business Development at Motorola Corporation; Chief Strategy Officer at AT&T Information Systems; Senior Vice President in Kidder, Peabody’s investment banking group; and was a strategy consultant at McKinsey & Co. Since August 2005, he has been a member of the Board of American Tower Corporation (“ATC”), following their merger with with SpectraSite, Inc., a landlord of transmission tower sites used by our Company.  Due to his relationship with ATC, Mr. Thompson has recused himself from all decisions by the Board on matters relating to ATC.

•
Director Qualifications: Mr. Thompson has been involved in the wireless communications and information technology industries for one 40 years.  His in-depth knowledge of business strategy, business development and finance relating to communications and IT businesses is applicable to our Company's current strategic direction, financial outlook and associated challenges.

Dr. Bobbie Byrne, age 52, became a director of the Company in January 2020. She is a member of the Cybersecurity Committee.
Dr. Byrne has served as Chief Information Officer at Advocate Aurora Health since 2017 and is responsible for all information technology applications, information security, infrastructure, clinical informatics, data warehousing and business intelligence across the entire healthcare system. In 2017 she served as CMO at Edward-Elmhurst Health where she was responsible for quality and safety, clinical research, information technology and patient experience and prior to that she was the CIO from 2009 to 2017 where she oversaw the Epic and Lawson implementations. Dr. Byrne was the Clinical Director at the Certification Commission for Healthcare Information Technology in 2009 and served as the SVP, Clinical Solutions for Eclipsys, Inc. (now Allscripts, Inc.) from 2005 to 2009.

•
Director Qualifications: Dr. Byrne has extensive operational and executive management experience with over 20 years of experience in the healthcare industry, which provides a unique insight to the Company as it transitions to a cloud-based software Company. She completed medical school at Northwestern University and pediatrics residency at Children’s Memorial Medical Center in Chicago. She also practiced at Northwestern Memorial Hospital and North Shore University Healthcare. She received her M.B.A. from the Kellogg Graduate School of Management and her B.A. from Northwestern University. She is active in the informatics work of the American Academy of Pediatrics, having served on the organization’s Physician Advisory Council for Informatics. She is board certified in both Pediatrics and Clinical Informatics. Dr. Byrne has the requisite qualifications to serve as a director.

Christine M. Cournoyer, age 68, became a director of the Company in March 2020. She is a member of the Nominating and Governance Committee. Ms. Cournoyer currently serves as a strategic advisor to digital health companies and as a board member of CareDx, Inc., a leading precision medicine company providing solutions for transplant patients, since 2019. She served as CEO and Chairperson of N-of-One, Inc. from 2012 to 2019 until it was acquired by QIAGEN N.V., for whom she served as a strategic advisor for the remainder of 2019. In her time as CEO of N-of-One, Inc. Ms. Cournoyer led the transformation from a patient concierge business to a leading molecular decision support company selling to large health providers and leading molecular diagnostic commercial labs. She, along with the efforts of her team, created a HIPAA compliant platform running in the cloud that scaled to interpret hundreds of thousands of molecular diagnostics tests. From 2010 to 2011 Ms. Cournoyer served as the VP of Clinical Analytics for United-Health Group/Optum where she was responsible for clinical solutions and defining the clinical support strategy. Between 2006 and 2010 she was the President and COO for Picis, a global leader in healthcare IT. Ms. Cournoyer also served as a board member of Emerson Hospital from 2012 to 2018, BJ's Wholesale Club from 2008 to 2011, Stride Rite from 2001 to 2007 and GTech from 2003 to 2006 . Prior positions include Managing Director, Database Division, of Harte Hanks, and VP of Global Business Transformation and CIO of the IBM Software Group.

•
Director Qualifications: Ms. Cournoyer has over 30 years of management experience in the Software and Healthcare IT industry. Ms. Cournoyer has extensive public and private board experience, having served on the Board of Directors for three public companies: Stride Rite, GTECH, and BJ’s Wholesale Club. Ms. Cournoyer served as the Chairperson of the Board of Directors for N-of-One, a privately held venture backed company in molecular/genomics decision support. She is presently serving on the board of CareDx, a leader in the field of transplants. Ms. Cournoyer has experience serving on the Finance, Audit, and Compensation Committees, and has chaired a Technology Committee for two of the boards. Ms. Cournoyer has also served on a nonprofit board as a member of the Emerson Hospital Board of Trustees. She holds a B.S. degree in Business Administration from the University of Massachusetts, an M.A. in Economics from Northeastern University and is a graduate of the MIT Executive Education Program. Ms. Cournoyer has the requisite qualifications to serve as a director.

EXECUTIVE OFFICERS
Our executive officers serve at the pleasure of the Board (only Mr. Kelly has an employment contract). Set forth below is biographical information for each of our executive officers who is not also a director as of April 29, 2020.

Bonnie K. Culp-Fingerhut, age 68, was appointed Executive Vice President ("EVP") of Human Resources and Administration (“HR”) in October 2007. Ms. Culp-Fingerhut has been responsible for strategic human resource planning and human resource policy development at USA Mobility (now operating as Spok, Inc.) and its predecessor company, Metrocall, Inc., since 1997. She oversees corporate and international human resource and payroll operations. In addition, Ms. Culp-Fingerhut assumed the role of Executive Vice President of Human Resources and Administration in October of 2007 and oversees the Ethics Program and related compliance activities. Prior to joining the Company, Ms. Culp-Fingerhut was a consultant with Hay Group, a global Human Resources management-consulting firm where she provided advice and services primarily to organizations undergoing large-scale organizational change. She has expertise in designing and implementing cost-effective human resource systems that align with and support the business strategies of the organization. This includes planning and implementing transition, integration and downsizing strategies, and creating reward and performance management systems. Ms. Culp-Fingerhut has over 30 years of experience in human resource management and operations including more than 12 years of senior management positions. Ms. Culp-Fingerhut holds a Masters of Arts in Industrial Relations from Saint Frances College. Ms. Culp-Fingerhut is an NEO.

Michael W. Wallace, age 51, was appointed Chief Financial Officer on March 27, 2017 and Chief Operating Officer on January 2, 2020. Before his appointment as CFO, Mr. Wallace spent more than 25 years as a financial executive at both public and private companies, most recently as Executive Vice President and CFO at Intermedix Corporation, a healthcare revenue cycle/practice management and data analytics solution provider since August 2013. Prior to joining Intermedix, he was the Executive Vice President and CFO of The Elephant Group (d.b.a. Saveology.com), a leading Internet-based, direct-to-consumer marketing platform. Prior to that, he served as Senior Vice President and CFO of Radiology Corporation of America, a national provider of mobile and fixed-site positron emission tomography (PET) imaging services. Mr. Wallace has also served as an Assistant Chief Accountant in the Securities and Exchange Commission’s (SEC) Division of Enforcement and was a member of the Commission’s Financial Fraud Task Force in Washington, D.C. Prior to being at the SEC, Mr. Wallace served as CFO at Inktel Direct Corporation, a direct marketing service firm, CELLIT Technologies, Inc., a software company serving the contact center marketplace, and Kellstrom Industries, Inc., a publicly held global aerospace company. Before joining Kellstrom, Mr. Wallace worked at KPMG Peat Marwick, LLP in Miami for more than seven years. He received his bachelor’s degree in business administration from the University of Notre Dame and is a licensed Certified Public Accountant. Mr. Wallace became an NEO upon his appointment as CFO on March 27, 2017.

Sharon Woods Keisling, age 51, was appointed Corporate Secretary of USA Mobility, Inc. (now operating as Spok, Inc.) in July 2007 and Treasurer in October 2008. Ms. Woods Keisling joined Metrocall, Inc. in August 1989. Ms. Woods Keisling was named Vice President of Treasury Operations with the merger of Arch and Metrocall in 2004. Prior to this appointment, she held positions in Accounts Receivable and IT. Ms. Woods Keisling currently serves as a Director of Spok, Inc., Arch Wireless, Spok AUS Pty Ltd, Spok Middle East, Inc., and Spok UK Ltd, all wholly owned subsidiaries of the Company. Ms. Woods Keisling holds a Bachelor of Arts in Accounting from Kings College and has over 30 years of cash operation experience.

CORPORATE GOVERNANCE
In recognition of our governance practices, Institutional Shareholder Services (ISS) has consistently given us its highest ranking of “1” under its Governance QualityScore rating system, and a “1” for Spok’s “Shareholder Rights,” which indicates the lowest governance risk as compared to our industry.

COMMITTEES OF THE BOARD OF DIRECTORS
The Board has established various separately designated standing committees to assist it with performance of its responsibilities. The Board designates the members of these committees and the committee chairs annually at its organizational meeting, which typically follows the annual meeting of stockholders, based on the recommendations of the Nominating and Governance Committee. The Chair of each committee works with Company management to develop the agenda for that committee and determine the frequency and length of committee meetings. After each meeting, each committee provides a full report to the Board.

The Board has adopted written charters for each of these committees. These charters are available on the Company’s website at http://www.spok.com/meet-spok/investor-relations. The following table summarizes the primary responsibilities of the committees:

Committee Audit Compensation Nominating and Governance Cybersecurity
Primary Responsibilities

The Audit Committee assists the Board in its oversight of the integrity of the Company’s financial statements and financial reporting processes and systems of internal control; the qualifications, independence and performance of the Company’s independent registered public accounting firm, the internal auditors and the internal audit function and the Company’s compliance with legal and regulatory requirements. The Audit Committee also prepares the Audit Committee Report required by SEC rules.

The Compensation Committee determines, reviews and approves the compensation of the named executive officers ("NEOs"), including salary, annual short-term incentive awards and long-term incentive awards. The Compensation Committee reviews director compensation and recommends changes in compensation to the Board. In addition, the Compensation Committee evaluates the design and effectiveness of the Company’s incentive programs. The Compensation Committee also prepares the Compensation Committee Report required by SEC rules

The Nominating and Governance Committee identifies individuals qualified to become Board members consistent with the criteria established by the Board, which are described in the Company’s Corporate Governance Guidelines, and recommends a slate of nominees for election at each annual meeting of stockholders; makes recommendations to the Board concerning the appropriate size, function, needs and composition of the Board and its committees; advises the Board on corporate governance matters, including the development of recommendations to the Board on the Company’s Corporate Governance Guidelines; and oversees the self-evaluation process of the Board and its committees.

Added in 2020, the Cybersecurity committee enhances the Board’s understanding and oversight of the policies, controls and procedures that Spok management has put in place to identify, manage and mitigate risks related to cybersecurity, privacy and disaster recovery.

The following table sets forth the current members of each committee:

Name	Audit(1)	Compensation(2)	Nominating and Governance(3)	Cybersecurity(4)
N. Blair Butterfield*	√			√
Stacia A. Hylton*	√			Chair
Vincent D. Kelly
Brian O’Reilly*		Chair	√
Matthew Oristano*	Chair
Samme L. Thompson*		√	Chair
Royce Yudkoff*(4)		√	√
Todd Stein*	√
Bobbie Byrne*				√
Christine M. Cournoyer*			√
* Independent Director
(1) The Audit Committee consists entirely of non-management directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ and Rule 10A-3 of the Exchange Act. The Board has determined that all members of the Audit Committee are financially literate and that Matthew Oristano is an “audit committee financial expert” within the meaning set forth in SEC regulations.

(2)The Compensation Committee consists entirely of non-management directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ, are non-employee directors for the purposes of Rule 16b-3 of the Exchange Act, and satisfy the requirements of Internal Revenue Code Section 162(m) for outside directors.
(3)The Nominating and Governance Committee consists entirely of non-management directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ.
(4) The Cybersecurity Committee was established in 2020 and consists entirely of non-management directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ.
(5)Chair of the Board of Directors.

CODE OF BUSINESS CONDUCT AND ETHICS

Spok has adopted a Code of Business Conduct and Ethics that applies to all employees, including the CEO, CFO and CAO and all directors. This Code of Business Conduct and Ethics may be found on our website at http://www.spok.com/meet-spok/investor-relations. During the period covered by this report, we did not request a waiver of our Code of Business Conduct and Ethics and did not grant any such waivers. Spok intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors, executive officers or principal financial officers) on its website.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION OF DIRECTORS

2019 Non-Executive Director Compensation

The Company’s philosophy is to provide competitive compensation necessary to attract and retain high-quality non-executive directors, while also ensuring that non-executive directors interests are strongly aligned with our stockholders. Directors who are full-time employees of the Company (currently, only Mr. Kelly) receive no additional compensation for service as a director.

The Compensation Committee periodically reviews the competitiveness of director compensation, considers the appropriateness of the form and amount of director compensation and makes recommendations to the Board concerning such compensation with a view toward attracting and retaining qualified directors. There were no changes made to director compensation in 2019.

For 2019, our director compensation program provided for each non-executive director to receive an award of restricted shares of common stock (“restricted stock”) quarterly based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director will receive $60,000 per year of restricted stock ($70,000 for the Chair of the Audit Committee). The restricted stock vests on the earlier of a change in control of the Company or one year from the date of grant. In addition, for 2019, the non-executive directors received cash compensation of $45,000 per year ($55,000 for the Chair of the Audit Committee), also payable quarterly.

The following table presents the cash and equity compensation elements in place during 2019 for our non-executive directors:

Type of Compensation	Non-Executive Director (excluding Chair of Audit Committee)	Chair of Audit Committee
Annual Cash Fee(1)	$45,000	$55,000
Annual Restricted Stock Award Value(1)(2)	60,000	70,000
(1)Both the cash fee and restricted stock award value are paid in quarterly installments.
(2) Restricted stock vests one year following the grant date, subject to earlier vesting upon a change in control.

The non-executive directors are reimbursed for any reasonable out-of-pocket Board related expenses incurred. There are no other annual fees paid to these non-executive directors.

The following table sets forth the compensation earned by the non-executive directors for the year ended December 31, 2019:

Director Compensation Table for 2019

Director Name	Fees Earned or Paid in Cash ($)	Restricted Stock Awards ($) (1)(2)	Total ($)
Royce Yudkoff	45,000	60,000	105,000
N. Blair Butterfield	45,000	60,000	105,000
Stacia A. Hylton	45,000	60,000	105,000
Brian O'Reilly	45,000	60,000	105,000
Matthew Oristano	55,000	70,000	125,000
Samme L. Thompson	45,000	60,000	105,000
Todd Stein	45,000	60,000	105,000
(1) Each non-executive director was awarded 4,485 shares of restricted stock during 2019, except that Mr. Oristano, the Chair of the Audit Committee had 5,235 shares of restricted stock awarded to him during 2019 None of our non-executive directors held any other stock awards or any outstanding options as of December 31, 2019.
(2) Amounts shown reflect the grant date fair value of the restricted stock awards as determined under FASB ASC Topic 718.

Non-Executive Director Compensation Actions for 2020.

In connection with compensation decisions for 2020, the Board’s independent compensation consultant, Korn Ferry, conducted a review of our non-executive director compensation program relative to the board compensation paid by our peer group of companies. Our peer group of companies is discussed and identified below under “Compensation Discussion and Analysis-Relationship With Compensation Consultants and Use of Peer Groups.” Although Korn Ferry’s review indicated that our total non-executive director compensation was below the median compensation level paid by our peer group, the Board determined to leave non-executive director compensation levels unchanged for 2020. Further, in order to provide for even closer alignment of our non-executive directors’ interests with those of our stockholders and to demonstrate leadership in connection with the economic effects of the coronavirus disease 2019 (COVID-19) pandemic, the Board unanimously approved converting the cash fee portion of our non-executive director compensation to stock awards. The stock awards will be granted quarterly based on our stock price at the time of grant and will be fully vested upon issuance. In connection with this change, we adopted a deferred compensation plan for non-executive directors, pursuant to which the non-executive directors may defer settlement of these stock awards until a future date or their departure from the Board.

Stock Ownership Guidelines for Non-Executive Directors and Prohibitions on Pledging and Hedging

The Board believes that stock ownership guidelines further align the interest of directors with those of the Company’s stockholders. The non-executive directors are required to hold shares of common stock and/or restricted stock equal to three times their annual cash compensation ($135,000 for each non-executive director and $165,000 for the Chair of the Audit Committee) as measured on June 30th of each year. All non-executive directors will have a three-year grace period to reach the ownership threshold. All non-executive directors have met the stock ownership guidelines as of April 1, 2020, except for Mr. Stein who has until July 2021, Dr. Byrne who has until January 2023 and Ms. Cournoyer who has until March 2023 to reach the ownership threshold for non-executive directors.

Our non-executive directors remained committed to each holding a meaningful ownership interest in our Company as we continue our transition from a wireless centric customer base to a growing software centric healthcare communications customer base. In particular, none of our non-executive directors have sold shares of our common stock held by them directly since May 2013 and some non-executive directors were active purchasers of our common stock during 2019. Further, in order to provide for even closer alignment of our non-executive directors’ interests with those of our stockholders and to demonstrate leadership in connection with the economic effects of the COVID-19 pandemic, the Board unanimously approved converting the cash fee portion of our non-executive director compensation to stock awards. The Company’s non-executive directors are not permitted to engage in hedging activities with respect to our stock and are not permitted to pledge their shares of our stock.

COMPENSATION DISCUSSION AND ANALYSIS

Say on Pay Results in 2019 and Stockholder Outreach
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 provides stockholders with a non-binding advisory vote (“Say-on-Pay”) on the compensation of our NEOs as such compensation is disclosed in our annual proxy statement. We hold these votes annually. At our 2019 Annual Meeting, the 2018 NEO compensation program was approved by 94% of the shares voting (excluding abstentions and broker non-votes). Through our stockholder outreach in 2019 and through April 2020 we obtained feedback from our stockholders on our operational and financial performance as well as our NEO pay practices. This 2019 and 2020 stockholder outreach consisted of:

1.
Conducting quarterly reviews of our financial and operating results. For those stockholders who cannot attend the live meetings, we provide a recording of the reviews that can be accessed for 14 days subsequent to the live meeting;

2.	Meeting individually with investors or interested parties who request meetings with management to discuss our financial or operating results;

3.	Speaking with stockholders representing approximately 80.0% of our outstanding shares throughout the year; and

4.	Hosting an Investor Day that included management presentations and product demonstrations.

Based on the past feedback from our stockholders, the Compensation Committee retained the following elements previously established for our executive (including the NEOs) compensation program:

1.	Awarded an annual LTIP award, which for 2019, 50% was performance based over a multi-year performance period and 50% was time based over a multi-year vesting period;

2.	Retained the CEO's minimum stock ownership guideline at three times the CEO's annual salary;

3.	Retained minimum stock ownership guidelines for all other executive officers (including the NEOs) at one times the executive officer's annual salary;

4.	Retained the prohibition for hedging or pledging the shares of the Company's common stock by executive officers (including the NEOs); and

5.	Retained the clawback policy regarding adjustment or recovery of compensation.

Compensation Philosophy
The compensation philosophy of our Company is intended to motivate executives to achieve Spok’s strategic goals and operational plans and attract and retain high quality talent while the Company transitions from a wireless centric customer base to a growing software centric healthcare communications customer base. While our increase in research and development costs are indicative of our transition efforts, we are still several years from completing this transition. Our Company believes that attracting and retaining key personnel is always critical. However, during this transition it is even more imperative that key personnel remain with the Company as we build the foundation for our future success. This philosophy is supported by an executive compensation program including a pay-for-performance objective that aligns executive compensation with stockholder value as well as an equity interest in the Company which we believe aligns executive financial interests with those of our stockholders. That philosophy is translated into the executive compensation program design based on the following principles.

COMPENSATION PRINCIPLES
Link compensation to performance.
We believe that compensation levels should reflect performance. This is accomplished by:
• Motivating, recognizing, and rewarding individual excellence;
• Paying short-term cash bonuses based upon Company financial performance; we set rigorous annual financial performance targets and have, in 2019 and prior years, strictly adhered to the pre-set targets when determining award payouts; and
• Linking elements of long-term compensation to our Company’s financial performance coupled with preserving value through continued stewardship over time.
Maintain competitive but reasonable compensation levels.
We strive to balance programs and levels of compensation that are competitive with those offered by companies of similar size, including our peer group, with compensation levels and incentives that appropriate for our Company. For 2019, based on data provided by our independent compensation consultant, Korn Ferry, total compensation for our CEO was below the median compensation level of our peer group.
Align management’s interests with those of stockholders.
We seek to implement programs that will retain the executives while increasing long-term stockholder value by providing competitive compensation and granting long-term equity-based incentives.

CEO Pay Ratio

The 2019 compensation disclosure ratio of the median annual total compensation of all Company employees to the annual total compensation of the Company’s chief executive officer is as follows:

Category	2019 Total Compensation and Ratio

Annual total compensation of Vincent D. Kelly, Chief Executive Officer	$2,223,303

Annual total compensation of our median employee	101,869

Ratio of the annual total compensation of Vincent D. Kelly, Chief Executive Officer as compared to the annual total compensation of our median employee	22:1

The calculation of annual total compensation of our median employee was determined in the same manner as the Total Compensation shown for our CEO in the Summary Compensation Table. We identified the median employee by examining the 2019 total compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2019. We included all employees, whether employed on a full-time, part-time, or seasonal basis; we did not make any assumptions, adjustments, or estimates with respect to total compensation, with the exception of annualizing the salary compensation for any full-time employees that were not employed by us for all of 2019.

EXECUTIVE COMPENSATION DESIGN

Objectives
The design of our executive compensation program reflects the unique strategic situation of the Company using the compensation principles of our Compensation Philosophy. Our Company has been a public company since we were founded in November 2004 resulting from the merger of Metrocall Holdings, Inc. and Arch Wireless, Inc., the two largest remaining independent paging companies in the United States. The merger allowed us to consolidate operations, reduce costs and create stockholder value including the return of $111.0 million between January 1, 2015 and December 31, 2019 in the form of cash distributions (including dividends) and common stock repurchases. This merger also allowed for management of the declining wireless customer base to focus on the most profitable industry segments, primarily healthcare.

In an effort to capitalize on the valuable customer franchise from our wireless customer base in the healthcare industry segment, we acquired Amcom Software, Inc. (“Amcom”) in 2011. Amcom provided healthcare communication software solutions to customers in a variety of industries with a particular emphasis on healthcare. This common focus on the healthcare segment provided our Company with a unique opportunity. This unique opportunity allowed for transition from a declining wireless revenue stream to a growing healthcare communications software business while creating significant stockholder value during the transition. In essence, the Company must profitably manage two revenue lines: 1) a declining wireless revenue stream and related subscribers and 2) a growing healthcare communications software business. We are engaged in a multi-year transition from a declining hardware-based wireless company to a growing healthcare communications software company. Becoming the leader in healthcare communication and collaboration requires us to continue development of our integrated platform and invest in the key areas of customer need including: 1) mobility, 2) alerting, 3) contact center and 4) multiple workflows in the clinical healthcare context. We will continue to increase our spending on product development and strategy in 2020 and beyond to develop these solutions and compete in the changing marketplace. These strategic considerations are important operational elements considered by the Compensation Committee in determining 2019 compensation for our executives, including our NEOs. The Compensation Committee actively considers the implications of this business transition and the evolving size and nature of the overall business when developing the target pay opportunities as part of the executive compensation program design.

For all of our executives, which include the NEOs, incentive compensation in 2019 is determined by the Compensation Committee and ratified by the Board. The Compensation Committee believes that elements of incentive compensation paid to executives should be closely aligned with the Company’s short-term and long-term performance; linked to specific, measurable results which create value for stockholders; and assist the Company in attracting and retaining key executives critical to long-term success.

In establishing compensation for executives, the Compensation Committee has the following objectives:

•	Attract and retain individuals of superior ability and managerial talent;

•	Ensure compensation performance criteria are aligned with our corporate strategies, business objectives and the long-term interests of our stockholders through profitable management of our transition;

•	Achieve key strategic and financial performance measures by linking incentive award opportunities to attainment of performance criteria in these areas; and

•
Focus executive performance on long-term stockholder value, as well as promoting retention of key staff, by providing a portion of total compensation opportunities in the form of direct ownership in our Company through performance, and time-based, RSUs which are payable in our common stock when such RSUs vest.

Prior to establishing the compensation plans, the Board and the Compensation Committee reviews with management the Company’s long range plan (“LRP”). The LRP is a five-year projection of the Company's operations. This LRP was reviewed with the full Board at two meetings during the year. The Board discusses with management the Company’s operational priorities, strategic direction, budget assumptions including headcount, sales, research and development spending, capital expenditures, revenue growth, subscriber churn, maintenance retention and other elements supporting the LRP. The Board also reviews a detailed narrative which encapsulates this process. The Board takes great care in setting compensation plans, including determination of performance criteria, to ensure plans are robust and compensation is adequately proportioned between cash and equity in order to create both short-term stability and long-term focus. The Board and Compensation Committee actively and independently considers the performance criteria and management projections when determining the appropriate performance criteria for use in Short-Term Incentive Compensation ("STIP") and Long-Term Incentive Compensation ("LTIP") as the basis for motivating executive performance.

Based on this understanding of the Company’s operations and plans, as detailed in the LRP, the Compensation Committee identified all key performance criteria, as further outlined under the Short-Term and Long-Term Incentive Compensation sections, that, in the judgment of the Compensation Committee, would support the Company’s capital allocation and long-term stockholder value creation plans. The Compensation Committee believes that the selected performance criteria for both the STIP and LTIP incentivize management to weigh its operational decisions in a manner that best supports the interests of stockholders.

Elements of Compensation

The following chart summarizes the key pay elements during 2019 for our executives including the NEOs.

COMPENSATION ELEMENT	FORM	PURPOSE	HOW IT LINKS TO PERFORMANCE
FIXED	Base Salary	Cash	To provide a stable, reliable source of income sufficient to retain talent	Reviewed annually by the Compensation Committee in light of performance factors (Company and individual) and competitive market compensation practices
	Long-Term Time Based Awards	Equity	To provide a stable and reliable source of income as an element of long-term retention and encourage a sense of ownership among executives and NEOs	
AT-RISK	Short-Term Incentive Bonus [(1)]	Cash	To motivate, recognize, retain and reward the achievement of annual financial and other performance criteria as established by the Compensation Committee	Variable and based on achievements of pre-established Company performance criteria as directed by Compensation Committee
	Long-Term Incentive Awards [(1)]	Equity	To motivate, recognize, retain and reward NEOs based on long-term Company performance criteria as established by the Compensation Committee	Variable and based on achievement of Company performance criteria as directed by the Compensation Committee • Performance-Based RSUs- only pay if the applicable performance criteria are met over the defined multi-year performance period

(1)The “At-Risk” compensation elements are based on incentive plans approved in advance by the Compensation Committee. The 2019 STIP was 100% performance based while the LTIP was 50% performance based and 50% time based. Both the performance based STIP and LTIP awards provided for non-payment or caps on potential payment of the awards if the pre-established performance criteria are not met or exceeded. Both the performance based STIP and LTIP awards provided that if certain pre-established performance minimums are not met, no payment is made on the performance based components. In 2019, as we have done in prior years, we set rigorous financial performance metrics and strictly adhered to the pre-established metrics when determining STIP payouts to our NEOs.

We believe, given the industry in which we operate, that we have established base compensation, cash bonuses and equity incentives at levels consistent with those for executives, including NEOs, of comparable companies and that they are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. Our Compensation Committee believes a significant portion of our executives', including NEOs', compensation should be tied to our performance.

We believe, as is common in the technology sector and with our industrial peers, equity awards are a key compensation-related motivator in attracting and retaining executive officers in addition to base salary and cash bonuses. Each of these components are discussed in further detail in later sections.

The Compensation Committee also established policies which prohibit executives, including the NEOs, from hedging or pledging their shares of the Company’s common stock. In addition, our Compensation Committee has instituted a clawback policy regarding adjustment or recovery of compensation. Such policies also reduce risks associated with the Company’s compensation policies. We believe our compensation policies and practices are not likely to have a material adverse impact on the Company.

Relationship with Compensation Consultants and Use of Peer Groups
Given the high level of approval by stockholders of our 2018 Executive Compensation Program, the Compensation Committee determined that minimal changes would be made to the form, amounts and structure of the 2019 Executive Compensation Program, and our 2018 peer group, as set forth in the following table, was again utilized for 2019 compensation decisions.

● 8x8 Inc.;	● Iridium Communications Inc.;
● Alaska Communications Systems Group, Inc.;(1)	● Liveperson Inc.;(1)
● Boingo Wireless, Inc.;(1)	● Lumos Networks Corp.;
● Calamp Corp.;	● MagicJack VocalTec Ltd.;
● Cogent Communications Group, Inc.;	● Medidata Solutions, Inc.;
● Computer Programs & Systems Inc.;(1)	● Meru Networks, Inc.;
● Consolidated Communications Holdings, Inc.;	● Ntelos Holdings Corp.;
● inContact, Inc.;	● Shenandoah Telecommunications Co.; and
● Inteliquent, Inc.;	● Vocera Communications, Inc.(1)
(1) Included in Korn Kerry's proposed peer group described below.

In order to ensure proper compensation alignment as we continue our transition into a software company, the Compensation Committee engaged Korn Ferry, an independent consulting firm, at the beginning of 2019, to review the Company's peer group and NEO compensation. Korn Ferry held discussions with management and the chair of the Compensation Committee, and based on their respective input, proposed changes to the peer group for the Compensation Committee’s consideration. In developing the peer group, Korn Ferry and the Compensation Committee considered Spok’s current and go-forward revenue mix between paging services and software solutions, with an emphasis on the software business which is expected to generate more of the Company’s revenues over time, and selected a blend of companies that operate within these discrete businesses. Based on Korn Ferry's review, the peer group was updated by the Compensation Committee in 2019 to be used for future compensation decisions and consists of the following companies:

● Alaska Communications Systems Group, Inc.;	● Globalstar, Inc.;
● Appfolio, Inc.;	● HealthStream, Inc.;
● Boingo Wireless, Inc.;	● LivePerson,Inc.;
● Castlight Health, Inc;	● MobileIron, Inc.;
● Computer Programs and Systems, Inc.;	● Model N, Inc.;
● Everbridge, Inc.;	● NextGen Healthcare, Inc.;
● Evolent Health, Inc.;	● ORBCOMM Inc.; and
● Five9, Inc.;	● Vocera Communications, Inc.

In addition to reviewing the peer group with the Compensation Committee, Korn Ferry reviewed the Company’s executive compensation program to assess its competitiveness, pay mix and long-term incentive design with respect to the updated peer group. This review indicated that compensation was generally in-line with or, in the case of our CEO, below the median compensation level for, the peer group assessed and as previously noted, no significant changes were made to the executive compensation program for 2019.

2019 EXECUTIVE COMPENSATION PROGRAM DECISIONS
The elements of compensation, all of which are discussed in greater detail below, include:

•	Base Salary;

•	All Other Compensation; (consisting of employee benefits and limited perquisites);

•	Short-Term Incentive Compensation;

•	Long-Term Incentive Compensation; and

•	Termination and Change-in-Control Arrangements.

Base Salary
Base salaries are intended to provide our NEOs with a degree of financial certainty and stability that does not depend on our performance, and are part of the total compensation package that the Compensation Committee believes is necessary to help ensure the retention of our NEOs. The base salary element of our compensation program is designed to be competitive with compensation paid to similarly situated, competent and skilled executives. Based on the Company’s planned operations for 2019, the Compensation Committee's review of the executive compensation program and the overwhelming approval by stockholders of the 2018 Executive Compensation Program, the Compensation Committee generally did not make changes to the NEO base salaries for 2019.

In October 2018, Company Management presented to the Compensation Committee an adjustment to decrease STIP and LTIP compensation for the CEO and CFO. This adjustment was effective for 2019 and allowed for alignment with corporate goals while the Company continues its transition. The purpose of these changes was to free up additional resources for the Company's research and development efforts. In addition, in early 2020, to demonstrate leadership in connection with the economic effects of the COVID-19 pandemic, our CEO voluntarily agreed to continue his 37.5% reduction in LTIP target award levels consistent with 2019 compensation.

All Other Compensation
We provide certain employee benefits and limited perquisites to our NEOs. In general, except as noted below, the other elements of compensation are the same as offered to all other employees of the Company.

Perquisites – We provide a car to the CEO pursuant to his employment agreement.

Insurance Premiums – We paid for basic life insurance at the value of the NEO’s annual salary to a maximum of $250,000. This is available to all employees of the Company.

Company Contribution to Defined Contribution Plan – All Company employees are eligible to receive a Company contribution.

The Spok Holdings, Inc. Savings and Retirement Plan (the “Plan”) is open to all Company employees working a minimum of twenty hours per week with at least thirty days of service. The Plan qualifies under Section 401(k) of the Internal Revenue Code (the “Code”). Under the Plan, participating employees may elect to voluntarily contribute a percentage of their qualifying compensation on a pretax or after-tax basis up to the annual maximum amounts established by the Code. The Company matches 50% of the employee’s contribution, up to 6% of each participant’s gross salary per pay period, or 50% of the employee’s annualized contribution up to $2,500, whichever is greater. There is a per-pay-period match on the 6% component and an end-of-year true up on the $2,500 component. Contributions made by the Company become fully vested three years from the date of the participant’s commencement of employment. Profit sharing contributions are discretionary. In 2019, 2018 and 2017, we made matching contributions in amounts equal to $40,250, $35,841, and $29,229, respectively, for the NEOs participating in the Plan.

Dividend Equivalent Rights (“DERs”) – Participants in the 2015 and 2018 LTIPs, including the NEOs, are entitled to accrue DERs on each RSU granted to the participant. Each DER represents the value of dividends paid on the Company’s common stock during the 2015 and 2018 LTIP performance cycles. Each participant, including the NEOs, is entitled to receive in cash the DERs accrued on the underlying RSUs if the pre-established performance criteria are met. If a participant voluntarily leaves the employ of the Company, the underlying DERs are forfeited along with forfeiture of the unvested RSUs.

Other Employee Benefits – We maintain broad-based benefits for all employees, including health, vision and dental insurance, disability insurance, paid time off and paid holidays. Executives (including NEOs) are eligible to participate in all of the employee benefit plans on the same basis as other employees with the exception of increased vacation accrual and eligibility for payout of that vacation accrual at time of termination.

Short-Term Incentive Compensation
Our STIP is designed to motivate our executives and key employees (including the NEOs) and reward them with cash payments for achieving quantifiable, pre-established Company performance criteria.

Description of the STIP Performance Criteria – Based on the information from the LRP for 2019, the Compensation Committee approved the performance criteria of the 2019 STIP to be effective January 1, 2019. The 2019 STIP was payable in cash, based upon separate pre-established performance criteria which included adjusted operating and capital expenses, wireless revenue, software revenue, software operations bookings, and development milestones, each of which is measurable and readily reportable and requires the coordination and cooperation of all of management for achievement.

The Compensation Committee selected the 2019 performance criteria, all of which are key elements leading to long-term stockholder value creation, for the STIP based on the following rationale:

Adjusted Operating and Capital Expenses – Adjusted Operating and Capital Expenses is defined as operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capital expense (all calculated in accordance with U.S. GAAP). This performance criteria is a non-GAAP measure of the Company's operating expenses. This performance criteria measures the Company’s ability to manage its operations expenses based on parameters established by the Board.

Wireless Revenue – As noted earlier, the Company continues to transition from a declining wireless centric revenue base to a growing software centric base as represented by software revenue. As the Company transitions to a software centric base, the Compensation Committee believes it is important to focus on the retention of wireless revenues to continue internal funding of research and development projects which it anticipates will fuel long-term growth. A short-term focus on retention of the wireless revenue stream will in turn provide for the present endeavors within our research and development function and our continued transition into a software centric business. This performance criteria will reflect a reduction in revenue in comparison to actual results from the prior year given the declining nature of revenues related to those products and services.

Software Revenue – Software revenue is the basis for future growth. The Compensation Committee believes that the use of this metric will focus management on the growth of a software centric business.

Software Operations Bookings – Software operations bookings represent contractual arrangements to provide software licenses, professional services and equipment sales. These contractual arrangements (bookings) represent future revenue. This performance criteria focuses management on supporting the critical drivers for future growth and implementation of the transition to growth. As the Company accomplishes its transition to overall growth, this performance criteria will generally reflect an increase from the prior year based on the Compensation Committee's understanding of the Company's operations. In establishing the software operations booking target level for 2019 the Compensation Committee reviewed the actual performance level for software operations bookings in 2018 and set the 2019 target performance level higher than actual performance in 2018.

Development Milestones - As noted earlier, one of our Operating Objectives is to invest in our future solutions. This has resulted in additional development efforts which are designed to integrate our existing solutions, together with physician and nursing workflows, into a seamless platform of healthcare communication and collaboration. It was important for us to establish specific milestones to measure progress on the development of Spok Go given how critical these developments efforts are to our future.

The Compensation Committee believes these five 2019 STIP performance criteria are the key elements supporting stockholder value creation and appropriately focus management on successfully transitioning the Company to growth.

Performance Criteria levels are based on the Company's transition - During the transition period, the Compensation Committee understands that the outcomes of certain of the Company's key performance criteria, such as wireless revenue, will be lower than the prior year reflecting the strategic nature of the Company's business. The Compensation Committee has established higher target performance levels in 2019 for software operations bookings and software revenue as compared to actual 2018 results (see "Description of the STIP Performance Criteria" above) as this performance criterion is focused on transitioning to the software centric portion of the customer base.

Payouts are determined by interpolation of performance goals –Straight-line interpolation is used to determine payouts for STIP awards when 1) the actual performance is between the threshold performance level and target performance level or 2) the actual performance is between the target performance level and the maximum performance level. There is no STIP payout if achievement is below the threshold performance level. Payments under the STIP are contingent upon continued employment through the date of payment, though pro rata payments will be made in the event of death or disability based on actual performance at the triggering event date relative to targeted performance measures for each program. Further, if an executive’s employment is involuntarily terminated (other than for cause), the executive will be eligible to receive a pro rata payment of the STIP for the year of termination, subject to the execution of an appropriate release and other applicable and customary termination procedures.

The threshold, target and maximum performance goals for each component of the performance criteria and the payouts that would have been provided under the 2019 STIP in the event of performance at each applicable level are set forth in the following tables.

Performance Criteria(1)	Relative Weight	Threshold Payout Against Target	Threshold Performance Level (In 000s)	Target Payout	Target Performance Level (In 000s)	Maximum Payout Against Target	Maximum Performance Level (In 000s)
Adjusted Operating and Capital Expenses(2)	15%	80%	$191,756	100%	$159,797	125%	$127,837
Wireless Revenue	20%	80%	$67,932	100%	$84,915	130%	$93,406
Software Revenue	20%	80%	$64,263	100%	$80,329	130%	$88,362
Software Operations Bookings(3)	25%	80%	$33,600	100%	$42,000	150%	$46,200
Development Milestones(4)	20%	—%	—	100%	12/31/2019	100%	12/31/2019
Total	100%	64%		100%		128.25%
(1) The Compensation Committee selected the performance criteria as key measures in determining stockholder value. The relative weight assigned to each performance measure reflects the judgment of the Compensation Committee as to the importance each measure has to stockholder value.
(2) Operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment plus capital expense (all calculated in accordance with U.S. GAAP).
(3) Software operations bookings represent contractual arrangements to provide software licenses, professional services and equipment sales. These contractual arrangements (bookings) represent future revenue.
(4) Target dates are an all or nothing performance objective. Failure to complete the required research and development tasks prior to the established deadline results in no payout on the related criterion.

The Compensation Committee actively considers the appropriate size of the pay opportunity each year in light of the evolving nature and size of the business. The Compensation Committee determines the threshold, target and maximum payouts for each performance criterion based on the Compensation Committee's understanding of the Company's LRP and the expectations for 2019. Based on this understanding, the Compensation Committee also establishes the relative weighting for each performance criterion with Software Operations Bookings afforded the most significant weighting (see "Description of the STIP Performance Criteria").

In establishing the software revenue and software operations booking target levels for 2019, the Compensation Committee reviewed the actual performance levels for these metrics in 2018 and set the target performance levels higher than actual performance for 2018.

Then the Compensation Committee established the threshold and maximum payout levels based on the Compensation Committee's judgment as to the impact on stockholder value.

The amounts paid under the 2019 STIP were based on the following achievement against the pre-established performance criteria.

Performance Criteria	Relative Weight	Actual Performance (in 000s)	Actual Payout	Weighted Actual Payout
Adjusted Operating and Capital Expenses	15%	$158,833	100.9%	15.1%
Wireless Revenue	20%	$88,167	115.3%	23.1%
Software Revenue	20%	$72,122	89.8%	18.0%
Software Operations Bookings	25%	$36,475	86.8%	21.7%
Development Milestones	20%	Completed	100%	20.0%
Total	100%			97.9%

The STIP opportunity for each NEO is based on a percentage of the NEO’s base salary. For the NEOs' 2019 STIP, the percentage of base salary, the targeted payout and the actual payout were as follows:

NEO	STIP Target Opportunity - Percentage of Base Salary	Targeted Payout ($)	Actual Payout ($)
Vincent D. Kelly	83%	500,000	489,500
Michael W. Wallace	71%	250,000	244,750
Bonnie K. Culp-Fingerhut	75%	168,750	165,206
Sharon Woods Keisling	75%	131,250	128,494

Long-Term Incentive Compensation
Our 2019 LTIP rewards eligible executives, including the NEOs, through a combination of equity awards that contained time-based vesting and vesting based on the future financial performance of our Company. The goals of our long-term incentive program are to:

•	Reinforce a sense of ownership and to align the financial interests of eligible executives, including the NEOs, with those of our stockholders;

•	Motivate decision-making which improves financial performance of our healthcare communications business over the long-term, particularly during the Company's transition;

•	Recognize and reward superior financial performance of the Company; and

•	Provide a retention element to our compensation program.

These goals were used in establishing the LTIP performance criteria for the 2019 grant outlined below.

2019 LTIP AWARD – The Compensation Committee approved the 2019 LTIP which was granted to eligible employees, including NEOs, in January 2019. The 2019 LTIP grants provide eligible employees the opportunity to earn long-term incentive compensation based on continued employment with the Company and the Company’s attainment of certain financial goals as determined by the Compensation Committee for the period from January 1, 2019 through December 31, 2021 (the “2019-2021 performance period”).

Time-Based Vesting Awards - The Compensation Committee determined it would be appropriate and in the best interest of the Company and its stockholders to award a portion of its equity awards as time-based vesting to encourage, retain, and reinforce a sense of ownership among executives, including NEOs. The Company anticipates future equity incentive awards will continue to be awarded as a combination of both time and performance-based awards, however, the Compensation Committee may also consider other alternative forms of equity-based awards in the future.

In January 2019, as described above, the Compensation Committee awarded time-based RSUs to eligible employees, including NEOs, under our 2012 Equity Plan, subject to vesting as described below. Additionally, participants are entitled to DERs with respect to the RSUs to the extent that any cash dividends or cash distributions (regular or otherwise) are paid with respect to our common stock during the vesting period. Vested RSUs will be settled in the Company's common stock and vested DERs will be paid in a lump sum cash payment with accrued interest, in each case, subject to income and employment tax withholding. These grants are included in the 2019 Grants of Plan-Based Awards table and the grant date fair value of the awards is included with the NEOs 2019 compensation in the Summary Compensation Table.

The table below details the time-based RSUs awarded to the NEOs during 2019:

NEO	RSUs Awarded (Time-Based) (#)	Value at Grant Date ($)(1)	Market Value at Year-End ($)(2)
Vincent D. Kelly	37,707	499,995	461,157
Michael W. Wallace	11,312	149,997	138,346
Bonnie K. Culp-Fingerhut	6,363	84,373	77,819
Sharon Woods Keisling	4,949	65,624	60,526
(1) The fair values of the RSUs awarded were calculated at $13.26, the closing price of the Company's common stock on December 31, 2018, the last trading day prior to the date of grant
(2) Market or payout values of the unvested RSUs were based on the number of RSUs granted and our closing stock price at December 31, 2019 of $12.23. The RSUs are convertible into shares of the Company’s common stock following vesting.

The time-based grants noted in the table above will vest in 3 equal installments on December 31, 2019, 2020 and 2021 based on continued employment with the Company.

Performance-based Vesting Awards - Based on the information from the LRP, the Compensation Committee approved the performance criteria for the 2019 LTIP grant for the 2019-2021 performance period, which performance criteria is measurable, readily reported and requires the coordination and cooperation of all management.
The Compensation Committee selected the performance criteria for the 2019 LTIP grant based on the following rationale:

Wireless Revenue – As noted earlier, the Company is in transition from a declining wireless centric revenue base to a growing software centric base as represented by software revenue. As the Company transitions to a software centric base, the Compensation Committee believes it is important to focus on the retention of wireless revenues to continue internal funding of research and development projects that it anticipates will fuel long-term growth. This performance criteria will reflect a reduction in revenue in comparison to actual results from the prior year given the declining nature of revenues related to those products and services. The Compensation Committee believes that maintaining this revenue stream is a key area of focus as the Company continues its transition into a software centric business. A long-term focus on the maintenance of this revenue stream will continue to benefit investors through both capital reallocation opportunities as well as the continued funding of current and future software development efforts.

Software Revenue – Software revenue is the basis for future growth. The Compensation Committee believes that the use of this metric will focus management on the growth of a software centric business.

Adjusted Operating and Capital Expenses – Adjusted Operating and Capital Expenses is defined as operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capital expense (all calculated in accordance with U.S. GAAP). This performance criteria is a non-GAAP measure of the Company's operating expenses. This performance criteria measures the Company’s ability to manage its operations expenses based on parameters established by the Board.

Software Operations Bookings – Software operations bookings represent contractual arrangements to provide software licenses, professional services and equipment sales. These contractual arrangements (bookings) represent future revenue. This performance criteria focuses management on supporting the critical drivers for future growth and implementation of the transition to growth. As the Company accomplishes its transition to overall growth, this performance criteria will generally reflect an increase from the prior year based on the Compensation Committee's understanding of the Company's operations.

The Compensation Committee has determined that wireless revenue, software revenue, adjusted operating and capital expenses (as defined), and software operations bookings are key elements impacting stockholder value. The Compensation Committee believes that the use of wireless revenue, software revenue, adjusted operating and capital expenses (as defined), and software operations bookings in both the STIP and LTIP are warranted to motivate management to successfully implement the transition to growth and are aligned with our stockholders interests as follows:

•
Wireless revenue is the basis for future software growth. The Compensation Committee believes that the use of this metric will focus management on the responsible growth and transition of the Company into a software centric business with a continued focus on remaining debt free and providing itself with internal funding of current and future research and development efforts.

•
Adjusted operating and capital expenses (as defined) is the non-GAAP measure for the Company's operating expenses. The Compensation Committee believes that the use of this metric will focus management on not only the long-term growth of revenues but on the responsible growth of profitable revenue streams which will continue to generate and provide long-term cash flows and the Company's long-term allocation strategy for stockholder dividends and/or common stock repurchases.

•
Software operations bookings is the basis for achieving growth. The Compensation Committee's objective is to motivate management to achieve sustainable growth, which would require implementation of the strategies reviewed and approved by the Board (and Compensation Committee) during the review of the LRP.

•	Software revenue is the basis for future growth. The Compensation Committee believes that the use of this metric will focus management on the growth of a software centric business.

Payouts are determined based on long-term performance - Management recommended and the Compensation Committee, in its sole discretion, selected employees to be participants in the 2019 LTIP.

Under the terms of the performance-based grants, 100% of the target award is in the form of RSUs granted under our 2012 Equity Plan, subject to vesting as described below. Additionally, participants are entitled to DERs with respect to the RSUs to the extent that any cash dividends or cash distributions (regular or otherwise) are paid with respect to our common stock during the 2019-2021 performance period. The DERs are subject to the same vesting restrictions as the RSUs to which they relate, such that the DERs are only paid to the extent the applicable performance criteria underlying the RSUs have been attained. Vested RSUs will be settled in the Company's common stock and vested DERs will be paid in a lump sum cash payment with accrued interest, in each case, subject to income and employment tax withholding. The Compensation Committee believes that performance-based RSUs link long-term compensation for our executives to our Company’s operational and stock price performance as RSUs are earned only if pre-established performance goals are met and, if earned, are settled in shares of the Company’s common stock upon vesting.

Similar to the STIP, straight-line interpolation is used to determine payouts for LTIP awards when 1) the actual performance is between the threshold performance level and target performance level or 2) the actual performance is between the target performance level and the maximum performance level. There is no LTIP payout if achievement is below the threshold performance level. Payments under the LTIP are contingent upon continued employment through the payment date, though pro rata payments will be made in the event of death or disability based on actual performance at the triggering event date relative to targeted performance measures for each program. Further, if an executive’s employment is involuntarily terminated (other than for cause), the executive will be eligible to receive a pro rata payment of the LTIP for the year of termination, subject to the execution of an appropriate release and other applicable and customary termination procedures.

The Compensation Committee actively considers the appropriate size of the pay opportunity each year in light of the evolving nature and size of the business. The Compensation Committee determines the threshold, target and maximum payouts for each performance criterion based on the Compensation Committee's understanding of the Company's LRP and the expectations for 2019. Based on this understanding, the Compensation Committee also establishes the relative weighting for each performance criterion.

The following table summarizes the performance criteria of the 2019 performance-based LTIP grant for the 2019-2021 performance period:

2019 Performance-Based LTIP Grant
Item #	Weighting	2019-2021 Performance Period Criteria(1)
1	20%	Cumulative Wireless Revenue
2	20%	Cumulative Software Revenue
3	30%	Cumulative Adjusted Operating and Capital Expenses(2)
4	30%	Cumulative Software Operations Bookings(3)
Total	100%
(1) The Compensation Committee selected the performance criteria as key measures in determining stockholder value. The relative weight assigned to each performance measure reflects the judgment of the Compensation Committee as to the importance each measure has to stockholder value.
(2) Operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capital expense (all calculated in accordance with U.S. GAAP).
(3) Software operations bookings represent contractual arrangements to provide software licenses, professional services and equipment sales. These contractual arrangements (bookings) represent future revenue.

The 2019 LTIP grants provide that the grant will vest and be paid only if the minimum thresholds for the applicable performance criteria for the 2019-2021 performance period are achieved and will be forfeited if the minimum thresholds for the applicable performance criteria for the 2019-2021 performance period are not achieved. Participants will generally forfeit all rights with respect to RSUs and DERs awarded under the 2019 LTIP grant if they terminate with cause or voluntarily separate before the payment date, subject to employment agreement provisions for our CEO. The 2019 LTIP grants will be paid in March 2021 after filing our Annual Report on Form 10-K for the year ended December 31, 2021 with the SEC. The Company believes that current disclosure of the amounts of the performance criteria for the 2019-2021 performance period would be competitively harmful by providing the Company’s competition with detailed insight into the Company’s intentions and expectations. The Company will provide the details of the performance criteria for the 2019-2021 performance period upon completion of the 2019-2021 performance period in its 2021 Annual Report on Form 10-K and in its 2022 Proxy Statement.

The table below details the performance-based grants awarded to our NEOs for 2019:

NEO	RSUs Awarded (Performance-Based)	Value at Grant Date(1)	Market Value at Year-End(2)
Vincent D. Kelly	37,707	499,995	461,157
Michael W. Wallace	11,312	149,997	138,346
Bonnie K. Culp-Fingerhut	6,363	84,373	77,819
Sharon Woods Keisling	4,949	65,624	60,526
(1) The fair values of the RSUs awarded were calculated at $13.26, the closing price of the Company's common stock on December 31, 2018, the last trading day prior to the date of grant.
(2) Market or payout values of the unvested RSUs were based on the target number of RSUs and our closing stock price at December 31, 2019 of $12.23. The RSUs are convertible into shares of the Company’s common stock if the pre-established performance criteria for the 2019-2021 performance period are achieved.

The performance-based grants noted in the table above will vest on December 31, 2021 if the minimum thresholds for the pre-established performance goals for the 2019-2021 performance period are achieved.

Termination and Change of Control Arrangements
At this time, we do not have written employment agreements with our executives except for Mr. Kelly, our CEO. For purposes of retention, the Compensation Committee believed that an employment agreement with Mr. Kelly was necessary. We believe that providing severance to each of our executives, including NEOs, is an important retention tool and provides security to the executives with respect to their terms of employment. Our policies on severance are intended to provide fair and equitable compensation in the event of termination of employment. We did not pay or accrue any amounts relating to termination of any NEO for the year ended December 31, 2019.

Stock Ownership Guidelines and Prohibitions on Hedging and Pledging
The Compensation Committee established stock ownership guidelines under which all executive officers, including NEOs, are expected to hold common stock until his or her termination of employment in an amount equal to a multiple of salary, as determined by position, which is based on our peer group analysis conducted in prior years. Our CEO is expected to hold three times his annual salary and at April 1, 2020 held in excess of 7 times his annual salary in shares of the Company’s common stock and RSUs. Each executive officer is expected to hold one times their annual salary in shares of common stock and RSUs and has three years to fulfill this obligation. If the stock price declines, executive officers may hold the fixed number of shares based on the stock price at program commencement.

Stock ownership includes shares over which the executive has direct or indirect ownership or control, including RSUs. We expect executives to meet their ownership guidelines within three years of becoming subject to the guidelines (or three years from a subsequent promotion date and resulting increase in ownership requirements). As of December 31, 2019, all of our executive officers exceeded their stock ownership requirements.

We do not permit our executive officers to engage in hedging or pledging activities with respect to Company shares.

Tax and Accounting Considerations
In addition to our executive compensation objectives and design principles, we consider tax and accounting treatment when designing and administering our executive compensation program. One important tax consideration is Code Section 162(m), which limits our ability to deduct (for tax purposes) compensation paid to any covered employee to $1.0 million annually. Covered employees include certain current and former executive officers, including the principal executive officer and principal financial officer.

The Compensation Committee does not believe compensation decisions should be necessarily constrained by how much compensation is deductible for federal income tax purposes. As a result, the Compensation Committee has authorized, and retains the discretion (in the exercise of its business judgment) to authorize, payments that may not be deductible if it believes that they are in the best interests of our stockholders.

“Clawback” Policy Regarding the Adjustment or Recovery of Compensation
We have a “clawback” policy providing for the adjustment or recovery of compensation in certain circumstances. If the Board or the Compensation Committee determines that, as a result of a restatement of our financial statements, an executive received more compensation than would have been paid absent the restated financial statements, the Board or Compensation Committee may in its discretion, take such action as it deems necessary or appropriate to address the events that gave rise to the restatement and to prevent its recurrence. Such action may include, to the extent permitted by applicable law, requiring partial or full reimbursement of any bonus or other incentive compensation paid to the executive, causing the partial or full cancellation or adjustment of the future compensation of such executive and dismissing or taking legal action against the executive, in each case as the Board or the Compensation Committee determines to be in the best interests of the Company and our stockholders. Our RSU award agreements also include similar “clawback” provisions.

Hedging and Pledging Policy
We have a "hedging and pledging" policy restricting all directors, executive officers, and employees from, directly or indirectly, purchasing any security whose value derives from an equity security of the Company or any similar financial instrument that is designed to hedge or offset any decrease in market value of any equity securities of the Company. In addition, all directors and executive officers are prohibited to pledge equity securities of the Company as collateral for a loan or otherwise hold equity securities of the Company in a margin account.

Compensation Tables for Named Executive Officers

The Compensation Tables for 2019 include compensation information for all the NEOs, which include Mr. Kelly, Mr. Wallace, Ms. Culp-Fingerhut and Ms. Woods Keisling and Mr. Goel, the former President, Spok Inc., concluded his employment with the Company on April 26, 2019.

Summary Compensation Table
The following Summary Compensation Table includes the values for the elements of compensation detailed above. The Summary Compensation Table includes values for contingent compensation, such as unvested equity awards. The NEOs may never realize the value of certain items included under the column headed “Total” (as is the case in recent years), or the amounts realized may differ materially from the amounts listed in the Summary Compensation Table and related footnotes.

Summary Compensation Table for 2019

					Stock Awards	Non-Equity Incentive Plan Compensation
NEO	Job Title	Year	Salary ($)(1)	Bonus ($)	LTIP Awards ($)(2)	STIP Awards ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
Vincent D. Kelly	CEO	2019	600,000	—	999,990	489,500	133,813	2,223,303
		2018	600,000	—	1,600,000	603,000	126,278	2,929,278
		2017	600,000	—	1,599,992	541,200	27,890	2,769,082
Michael W. Wallace (5)	CFO, COO	2019	350,000	—	299,994	244,750	20,395	915,139
		2018	350,000	—	569,989	263,813	16,320	1,200,122
		2017	262,500	125,000	488,476	181,636	47,962	1,105,574
Bonnie K. Culp-Fingerhut	EVP HR	2019	225,000	—	168,747	165,206	18,699	577,652
		2018	225,000	—	168,738	169,594	17,215	580,547
		2017	225,000	—	168,740	152,213	7,825	553,778
Sharon Woods Keisling	Corp. Secretary and Treasurer	2019	175,000	—	131,247	128,494	12,105	446,846
		2018	174,808	—	131,240	131,762	12,444	450,254
Hemant Goel	Former President Spok, Inc.	2019	225,857	—	—	—	32,378	258,235
		2018	400,000	—	699,993	402,000	28,385	1,530,378
		2017	350,000	—	499,992	315,700	7,302	1,172,994
(1) Amounts shown represent base salaries earned for the applicable year.
(2) The fair value of the performance-based RSUs awarded in 2019 is based on the probable outcome of the performance conditions on the grant date and calculated at $13.26 per share, the closing price of the Company's common stock on December 31, 2018, the last trading day prior to the date of grant. Assuming maximum outcomes for 2019, the award would be approximately 135% of the values noted in the table above. Grant date fair values were determined in accordance with FASB ASC Topic 718. For additional information, refer to the footnotes of the audited financial statements that were included in the Company's 2019 Annual Report on Form 10-K.
(3) Amounts shown represent annual STIP awards paid in cash.
(4) Additional information is provided in the "All Other Compensation" table below.
(5) Mr. Wallace was appointed Chief Operating Officer on January 2, 2020. Mr. Wallace continues to operate as the Company's Chief Financial Officer.

All other Compensation For 2019
The following table summarizes all other compensation for the NEOs for the year ended December 31, 2019:

All Other Compensation Table for 2019

NEO	Job Title	Year	Perquisites($)(1)	Insurance Premiums($)	Company Contribution to Defined Contribution Plans ($)	Dividend Equivalent Rights (DER)	Total ($)
Vincent D. Kelly	CEO	2019	25,081	1,584	8,400	98,748	133,813
Michael W. Wallace	CFO	2019	—	552	8,400	11,443	20,395
Bonnie K. Culp-Fingerhut	EVP HR	2019	—	1,467	6,300	10,932	18,699
Sharon Woods Keisling	Corp. Secretary and Treasurer	2019	—	345	3,702	8,058	12,105
Hemant Goel	Former President, Spok, Inc.	2019	—	357	8,400	23,621	32,378
(1) All perquisite amounts shown in the table for Mr. Kelly were for car allowances.

Grants of Plan-Based Awards During 2019
The following table sets forth the possible non-equity (cash-based), equity incentive plan (performance-based RSUs) and stock awards (time-based RSUs) that were granted to the NEOs in 2019.

Grants of Plan-Based Awards for 2019

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of RSUs	Grant Date Fair Value ($)(5)
NEO	Award(3)	Threshold ($)(4)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Vincent D. Kelly	2019 STIP	320,000	500,000	641,250	—	—	—	—	—
	2019 LTIP (time)	—	—	—	—	—	—	37,707	499,995
	2019 LTIP (performance)	—	—	—	30,166	37,707	50,716	—	499,995
Michael W. Wallace	2019 STIP	160,000	250,000	320,625	—	—	—	—	—
	2019 LTIP (time)	—	—	—	—	—	—	11,312	149,997
	2019 LTIP (performance)	—	—	—	9,050	11,312	15,215	—	149,997
Bonnie K. Culp-Fingerhut	2019 STIP	108,000	168,750	216,422	—	—	—	—	—
	2019 LTIP (time)	—	—	—	—	—	—	6,363	84,373
	2019 LTIP (performance)	—	—	—	5,090	6,363	8,558	—	84,373
Sharon Woods Keisling	2019 STIP	84,000	131,250	168,328	—	—	—	—	—
	2019 LTIP (time)	—	—	—	—	—	—	4,949	65,624
	2019 LTIP (performance)	—	—	—	3,959	4,949	6,656	—	65,624
Hemant Goel(6)	2019 STIP	280,000	350,000	448,875	—	—	—	—	—
	2019 LTIP (time)	—	—	—	—	—	—	18,853	249,991
	2019 LTIP (performance)	—	—	—	15,083	18,854	25,359	—	249,991
(1) Amounts represent full year cash awards, under the 2019 STIP for the NEOs. The actual payments were equal to 97.9% of the 2019 STIP target award and are discussed in the "Short-Term Incentive Compensation" section and reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2) Amounts represent the RSUs awarded under the performance based 2019 LTIP to the NEOs in 2019. The RSUs are convertible into shares of the Company's common stock if the pre-established performance goals of the 2019 LTIP are achieved. The performance period of the 2019 LTIP is the three year period ending December 31, 2021.
(3) All equity awards were granted on January 2, 2019.

(4) The amount shown in the "Threshold" column represents the amount that would have been paid to the NEO for 2019 if we had achieved the minimum level of each financial performance objective and did not meet the operational performance objectives. Additional details are reflected in the "Short-Term Incentive Compensation" section.
(5) Amounts represent the grant date fair value of the awards, as of the grant date, calculated in accordance with FASB ASC Topic 718, which, for the performance-based 2019 LTIP awards, is based upon the probable outcome of the underlying performance conditions. For additional information, refer to footnotes of the audited financial statements that were included in the Company's 2019 Annual Report on Form 10-K.
(6) Mr. Goel concluded his employment with the Company on April 26, 2019 and forfeited all non-equity, equity incentive plan and stock awards granted that were unvested at that time.

Outstanding Equity Awards at December 31, 2019

At December 31, 2019, the following RSUs are outstanding for the NEOs:

Outstanding Equity Awards at December 31, 2019

	Stock Awards
	Number of Unearned RSUs That Have Not Vested (#)(1)		Market or Payout Value of Unearned RSUs That Have Not Vested ($)(2)	Equity Incentive Plan Awards:
NEO				Number of Unearned RSUs That Have Not Vested (#)		Market or Payout Value of Unearned RSUs That Have Not Vested ($)(2)
Vincent D. Kelly	25,138	(5)	307,438	30,166	(4)	368,930
	17,039	(6)	208,387	40,894	(3)	500,134
Michael W. Wallace	7,541	(5)	92,226	9,050	(4)	110,682
	3,727	(6)	45,581	8,946	(3)	109,410
Bonnie K. Culp-Fingerhut	4,242	(5)	51,880	5,090	(4)	62,251
	1,797	(6)	21,977	4,313	(3)	52,748
Sharon Woods Keisling	3,299	(5)	40,347	3,959	(4)	48,419
	1,398	(6)	17,098	3,354	(3)	41,019
Hemant Goel (7)	—		—	—		—
(1) Represents the RSUs awarded on January 2, 2018 and January 2, 2019. The RSUs are convertible into shares of the Company's common stock based on a three-year vesting period. RSUs vest in equal annual installments on December 31, 2018, 2019 and 2020 for the 2018 awards and on December 31, 2019, 2020 and 2021 for the 2019 awards.
(2) Market or payout values of the unvested RSUs' were based on our closing stock price at December 31, 2019 of $12.23.
(3) Represents the threshold number of performance-based RSUs awarded under the LTIP on January 2, 2018. The RSUs are convertible into shares of the Company's common stock if the pre-established performance goals are achieved over the three-year period ending on December 31, 2020.
(4) Represents the threshold number of performance-based RSUs awarded under the LTIP on January 2, 2019. The RSUs are convertible into shares of the Company's common stock if the pre-established performance goals are achieved over the three-year period ending on December 31, 2021.
(5) Represents the RSUs awarded on January 2, 2019. The RSUs are convertible into shares of the Company's common stock based on a three-year vesting period. RSUs vest in equal annual installments on December 31, 2019, 2020 and 2021 for the 2019 awards.
(6) Represents the RSUs awarded on January 2, 2018. The RSUs are convertible into shares of the Company's common stock based on a three-year vesting period. RSUs vest in equal annual installments on December 31, 2018, 2019 and 2020 for the 2018 awards.
(7) Mr. Goel concluded his employment with the Company on April 26, 2019 and forfeited all equity incentive plan and stock awards granted that were unvested at that time.

Stock Awards Vested in 2019

The following table shows information regarding stock awards that vested during 2019 with respect to our NEOs. Amounts earned based on performance through the end of 2019 were not paid until after filing of the 2019 Annual Report on February 27, 2020 and upon the Board's determination that the applicable performance goals were met.

	Stock Awards
NEO	Number of Shares Acquired upon Vesting (#)	Value Realized on Vesting ($)(1)
Vincent D. Kelly	82,055	1,003,533
Michael W. Wallace	17,504	214,074
Bonnie K. Culp-Fingerhut	9,449	115,561
Sharon Woods Keisling	7,104	86,882
Hemant Goel	—	—
(1)Amounts shown are based on the closing price of our common stock of $12.23 on December 31, 2019, the date shares were vested. Payment in shares of the Company's common stock for our annual LTIP awards were made in March 2020 after filing of the Company's Annual Report on Form 10-K ,for the year ended December 31, 2019, with the SEC for performance-based awards and in January 2020 for time-based awards.

The following table details the achievement of the pre-established performance criteria that allowed for payment of the vested RSUs in common stock of the Company in March 2020 after filing our 2019 Annual Report with the SEC.

Item #	2017-2019 Performance Period Criteria ($ in 000s)	Relative Weight	Target	Achievement	Weighted Actual Payout
1	Wireless Revenue (2017-2019)	20%	$261,427	$283,632	25.4%
2	Software Operations Bookings (2017-2019)	50%	124,528	114,907	46.1%
3	Adjusted Operating and Capital Expenses (2017-2019)(1)	30%	$487,875	$475,362	31.2%
	Total	100%			102.7%
(1) Operating and capital expenses excludes severance and restructuring expenses, stock-based compensation, and goodwill impairment.

Payments Upon Termination or Termination Due To Change In Control

We believe that providing severance to each of our executives, including NEOs, is an important retention tool and provides security to the executives with respect to their terms of employment. Our policies on severance are intended to provide fair and equitable compensation in the event of involuntary termination of employment without cause. We did not pay or accrue any amounts relating to termination for the NEOs for the year ended December 31, 2019.

Employment Agreement and Termination Arrangements – CEO

Mr. Kelly entered into a new employment agreement with our Company on January 1, 2019.

Under the employment agreement, Mr. Kelly receives a stated annual base salary of $600,000 and is eligible to participate in all our benefit plans, including fringe benefits available to our senior executives, as such plans or programs are in effect from time to time, and use of an automobile. The Board reviews Mr. Kelly’s base salary annually and may increase, but not decrease, the amount of his base salary. In addition to base salary, under the terms of the new employment agreement Mr. Kelly is eligible to receive a target annual cash bonus opportunity of 83.33% of his base salary (a reduction from 100% in Mr. Kelly's previous agreement) based on achievement of certain performance targets set by the Board or a committee thereof; provided that Mr. Kelly is employed by the Company on December 31 of the applicable calendar year and he has not voluntarily terminated his employment with the Company prior to the date such annual bonus is payable. The annual bonus shall be payable in cash.

Under the employment agreement, we are not obligated to pay to Mr. Kelly a gross-up payment for any payment received or to be received by Mr. Kelly in connection with his termination of employment or contingent upon a change in control of the Company that is subject to any excise tax.

The employment agreement contains a covenant restricting Mr. Kelly from soliciting and hiring employees of the Company and its subsidiaries (both wireless and software businesses) and from competing against the Company and its subsidiaries (both wireless and software businesses) during Mr. Kelly’s employment and for a period of two years after the date of termination (as defined in the employment agreement) for any reason.

Under the employment agreement, the agreement may be terminated with 30 days written notice at any time if Mr. Kelly is disabled (as defined in the employment agreement) for a period of six months or more; with “cause” (as defined in the employment agreement); and without cause upon notice from the Company. Mr. Kelly may terminate such agreement with our Company at any time upon 60 days written notice to the Company. Furthermore, the employment agreement may be terminated by mutual agreement of the parties and shall automatically terminate upon Mr. Kelly’s death.

Disability. The employment agreement provides that for termination as a result of disability, following the use of all accrued sick and personal days, we shall pay Mr. Kelly:

1.	A disability benefit equal to 50% of the base salary during the disability period in lieu of payment of his base salary;

2.
All other unpaid amounts under any Company fringe benefit and incentive compensation programs, at the time such payments are due, subject to the terms and conditions of the applicable Company fringe benefit or incentive compensation plan or program;

3.	An amount equal to two times the full base salary then in effect, payable in a lump sum within 45 days after such date of termination; and

4.
An amount equal to the product of (i) a fraction based on the prorated number of days earned in the calendar year as of the date of disability, times (ii) the annual STIP target amount payable within 45 days after the date of termination.

Any payments made to Mr. Kelly during the disability period shall be reduced by any amounts paid or payable to him under our disability benefit plans.

Death. The employment agreement provides that upon death, Mr. Kelly’s estate will be entitled to:

1.	Base salary through the date of death;

2.
All other unpaid amounts under any Company fringe benefit and incentive compensation programs, at the time such payments are due, subject to the terms and conditions of the applicable Company fringe benefit or incentive compensation plan or program;

3.	An amount equal to two times the full base salary, payable in a lump sum within 45 days after the date of death; and

4.
An amount equal to the product of (i) a fraction based on the prorated number of days earned in the calendar year as of the date of death, times (ii) the annual STIP target amount payable within 45 days after the date of termination.

Termination without Cause or For Good Reason. The employment agreement provides that upon a termination of employment, either by the Company without cause or by Mr. Kelly for good reason (as defined in the employment agreement), he will be entitled to:

1.	Base salary through the date of termination payable within 10 business days;

2.	All other unpaid amounts under any Company fringe benefit and incentive compensation programs, at the time such payments are due;

3.	An amount equal to two times the full base salary then in effect, payable in a lump sum within 45 days after the date of termination;

4.
An amount equal to the annual STIP target for the calendar year in which the termination occurs, payable within 45 days after the date of termination; provided that he shall be entitled to two times his annual STIP target if such termination occurs within one year following a change of control;

5.
An amount equal to the product of (i) a fraction based on the prorated number of days earned in the calendar year as of the date of termination, times (ii) the annual STIP target amount payable within 45 days after the date of termination;

6.
Reimbursement of the cost of continued group health plan benefits in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for 24 months, to the extent elected by the CEO and to the extent the CEO is eligible and subject to the terms of the plan and the law;

7.
Reimbursement for expenses reasonably incurred by Mr. Kelly in securing outplacement services through a professional person or entity of his choice, subject to the approval of the Company, at a level commensurate with Mr. Kelly’s position, for up to one year commencing on or before the one-year anniversary of the date of termination at his election, not to exceed $35,000; and

8.
Full vesting of any unvested time-based equity awards and waiver of any continuous employment conditions on any unvested performance-based equity awards, which awards shall be payable if and when such performance objectives are achieved.

Assuming that the termination occurred on December 31, 2019 and our closing stock price at December 31, 2019 was $12.23, the targeted payments to the CEO are set forth in the following table:

Vincent D. Kelly CEO	Disability ($)(1)	Death ($)(1)	Termination without Cause or For Good Reason ($)(1)
Employment Agreement Benefits
Other Income(2)	380,077	—	—
Salary and Lump Sum Benefits(3)	1,450,000	1,800,000	2,400,000
Health Benefits(6)	—	—	63,401
Total Compensation under Employment Agreement	1,830,077	1,800,000	2,463,401

Company Incentive Plans and Other Benefits
Life Insurance(4)	—	250,000	—
Accrued Vacation Pay(5)	—	237,923	237,923
2019 STIP(7)	489,500	489,500	489,500
2017 LTIP Award (performance-based)(8)	471,515	471,515	471,515
2018 LTIP Award (time-based)(10)	137,538	137,538	208,391
2018 LTIP Award (performance-based)(11)	412,614	412,614	625,173
2019 LTIP Award (time-based)(12)	101,455	101,455	307,438
2019 LTIP Award (performance-based)(13)	152,182	152,182	461,157
All Other Compensation(9)	157,411	157,411	192,411
Total Compensation from Company Incentive Plans and Other Benefits	1,922,215	2,410,138	2,993,508
Total Compensation	3,752,292	4,210,138	5,456,909
(1)For purposes of the Disability benefits, Mr. Kelly was assumed to be disabled on June 1, 2019 through a termination date of December 31, 2019 (which includes 30 days written notice provided on December 1, 2019). For purposes of the "Death" and "Termination without Cause or For Good Reason" scenarios it was assumed death or termination was December 31, 2019.
(2)This amount assumes Mr. Kelly has been paid his pro rata base salary from January 1, 2019 through December 31, 2019 under the “Death” and “Termination without Cause or For Good Reason” scenarios. The payment to Mr. Kelly under the “Disability” scenario includes a disability benefit equal to 50% of the base salary during the disability period, assumes the use of Mr. Kelly's accrued sick and personal days as of May 31, 2019 through termination on December 31, 2019, and reduces compensation by anticipated payments made under the Company's short- and long-term disability plans during the period of disability.
(3) These amounts represent the relevant lump sum payments pursuant to Mr. Kelly’s employment agreement and include the additional STIP target bonus amounts.
(4) This represents a standard benefit available to all employees.
(5) This payment was based on accrued vacation hours at December 31, 2019 under the “Death” and “Termination without Cause or For Good Reason” scenarios. This payment is pursuant to Mr. Kelly’s employment agreement and the vacation policy for NEOs.
(6) This was the cost of continuation of health benefits that may be provided to Mr. Kelly. At his expense, Mr. Kelly or his beneficiary is entitled to continuation of health coverage pursuant to COBRA under the “Disability” or “Death” scenario. The amount reflected in the table under “Termination without Cause or For Good Reason” scenario represented reimbursement of the cost of continuation of health benefits provided to Mr. Kelly for 24 months.
(7) These amounts represent the actual amount of Mr. Kelly's 2019 STIP that was unpaid as of the date of termination, December 31, 2019.
(8) Pursuant to the terms of the 2017 LTIP award (performance-based), Mr. Kelly was entitled to 100% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any time-based conditions for any unvested equity awards. Payment of awards with performance obligations are not made until those requirements have been satisfied. The total RSUs awarded to Mr. Kelly for the 2017 performance-based LTIP award were 38,554. The amounts represent the market values at December 31, 2019 for the RSUs that would have vested, assuming performance at target level, as of December 31, 2019 under the 2017 LTIP award based on our closing stock price on such date of $12.23.
(9) The amount reflected under “Termination without Cause or For Good Reason” scenario consists of the maximum reimbursement for outplacement services of $35,000 and cumulative dividends earned through December 31, 2019 (excluding interest earned) for the RSUs awarded to Mr. Kelly under the 2017, 2018 and 2019 LTIP grants. For purposes of the "Disability" and "Death" scenarios the amounts reflected consist of cumulative dividends earned through December 31, 2019 (excluding interest earned) for the RSUs awarded to Mr. Kelly under the 2017, 2018 and 2019 LTIP grants. These amounts represent cumulative cash dividends of $1.50 per share for RSUs granted in 2017, $1.00 per share for RSUs granted in 2018, and $0.50 per share for RSUs granted in 2019.

(10) Pursuant to the terms of the 2018 LTIP award (time-based), Mr. Kelly was entitled to 66% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any time-based conditions for any unvested equity awards. The total RSUs awarded to Mr. Kelly for the 2018 time-based LTIP award were 51,118. At December 31, 2019 17,039 shares remained unvested. The amounts represent the market values at December 31, 2019 for the RSUs that would have vested as of December 31, 2019 under the 2018 LTIP award based on our closing stock price on such date of $12.23.
(11) Pursuant to the terms of the 2018 LTIP award (performance-based), Mr. Kelly was entitled to 66% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any conditions for any unvested equity awards. Payment of awards with performance obligations are not made until those requirements have been satisfied. The total RSUs awarded to Mr. Kelly for the 2018 time-based LTIP award were 51,118. The amounts represent the market values at December 31, 2019 for the RSUs that would have vested, assuming performance at target level, as of December 31, 2019 under the 2018 LTIP award based on our closing stock price on such date of $12.23.
(12) Pursuant to the terms of the 2019 LTIP award (time-based), Mr. Kelly was entitled to 33% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any time-based conditions for any unvested equity awards. The total RSUs awarded to Mr. Kelly for the 2019 time-based LTIP award were 37,707. At December 31, 2019 25,138 shares remained unvested. The amounts represent the market values at December 31, 2019 for the RSUs that would have vested as of December 31, 2019 under the 2019 LTIP award based on our closing stock price on such date of $12.23.
(13) Pursuant to the terms of the 2019 LTIP award (performance-based), Mr. Kelly was entitled to 33% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any performance-based conditions for any unvested equity awards. Payment of awards with performance obligations are not made until those requirements have been satisfied. The total RSUs awarded to Mr. Kelly for the 2019 performance-based LTIP award were 37,707. The amounts represent the market values at December 31, 2019 for the RSUs that would have vested, assuming performance at target level, as of December 31, 2019 under the 2019 LTIP award based on our closing stock price on such date of $12.23.

Termination Arrangements – NEOs (Excluding CEO)
Mr. Wallace, Ms. Culp-Fingerhut, and Ms. Woods Keisling are employed at will with no separate arrangement other than the severance benefits outlined in the Company’s Severance Agreements. Mr. Goel did not receive severance with his departure from the Company on April 26, 2019.

The Company previously entered into Severance Agreements with the NEOs (excluding the CEO), for the purpose of providing severance payments and benefits upon a termination of the executive’s employment without “cause” or, following the occurrence of a change in control, a termination of the executive’s employment without cause or a resignation of the executive’s employment for “good reason” as defined in the Severance Agreements. In April 2017, the Company executed new Severance Agreements with its Executive Officers, including the NEOs (other than the CEO), the terms of which are substantially similar to the prior agreements.

Termination without Cause. Under the terms of the Severance Agreements, the NEOs (other than the CEO) would be entitled to the following severance benefits upon a termination without cause occurring prior to a change in control, subject to their executing a release of claims.

1.
Continued payment of base salary for a minimum of twenty-six (26) weeks, plus an additional two weeks for each year of service, up to a combined maximum of fifty-two (52) weeks (the “Severance Period”);

2.
Continued group health plan benefits in accordance with COBRA. Under the Severance Agreements, COBRA coverage will be provided to NEOs at the discounted employee rate for the Severance Period; and at the end of such period, the NEOs are able to continue their COBRA coverage but they will be fully responsible for the entire COBRA premium amount; and

3.
Prorated portion of the award under the annual STIP for the calendar year in which the termination occurred based upon the length of employment in that calendar year and actual performance for the year.

The benefits mentioned above are subject to certain post-employment restrictions (principally execution of a release of claims and satisfaction of non-compete obligations) and other terms and conditions set forth in the Severance Agreements. All severance payments are subject to the applicable Federal, state and local taxes. In the event of death prior to the completion of all payments, the remaining payments shall be made to the executive’s beneficiary.

Termination Vesting Provision for the 2017, 2018, and 2019 LTIP grants. In accordance with the terms of the LTIP, if the NEOs (but not the CEO) are terminated for cause or voluntarily separate from service prior to the end of the applicable performance period, they shall forfeit any right to unvested awards, unless otherwise authorized by the Committee in its sole discretion. Otherwise, participants are entitled to a prorated award at the end of the performance period, provided the performance targets have been met.

Based on the total number of days they were employed during the performance period, in the event of a participant’s death, the participant’s estate will be eligible to receive an amount not greater than 100% of the participant’s target award, with such amount determined in the Compensation Committee’s sole discretion. Payment will be made in the year following the participant’s death.

Assuming that the termination without cause occurred on December 31, 2019 and that our closing stock price at December 31, 2019 was $12.23, the targeted payments to the NEOs (excluding the CEO), are set forth in the following table:

NEO	Job Title	Salary ($)	Accrued Vacation Pay ($)(1)	Health Benefits ($)(2)	2019 STIP ($)(3)	LTIP and Other Equity Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Michael W. Wallace	CFO	201,923	39,577	15,850	244,750	402,289	41,546	945,935
Bonnie K. Culp-Fingerhut	EVP HR	225,000	86,279	15,850	165,206	151,903	23,481	667,719
Sharon Woods Keisling	Corp. Secretary and Treasurer	175,000	63,875	13,084	128,494	115,855	17,975	514,283
(1)These payments were based on accrued vacation hours at December 31, 2019 pursuant to the vacation policy for the NEOs.
(2) These amounts represent the cost of continuation of health benefits for the Severance Period provided to the NEOs.
(3) These amounts represent the actual STIP award paid to the NEOs for 2019. The Company’s performance for 2019 resulted in payment at 97.9% of the STIP target.
(4) Pursuant to the terms of the LTIP, the NEOs were entitled to 102.7% of the target award for the performance-based 2017 grant, 66% of the target award for the 2018 grant and 33% of the target award for the 2019 grant. Payment for awards with performance obligations are not made until the end of the applicable performance period; however, for purposes of this table, we have included the value of the target number of performance-based RSUs, pro-rated for the 2018 and 2019 grants. The amounts represent the market values at December 31, 2019 for the RSUs based on our closing stock price on such date of $12.23.
(5) These amounts represent cumulative cash dividends of $1.50 per share for RSUs granted in 2017, $1.00 per share for RSUs granted in 2018, and $0.50 per share for RSUs granted in 2019. Cumulative cash dividends for Mr. Wallace reflect $1.38 per share for the LTIP award granted as of March 27, 2017. The amounts do not reflect interest earned on the cumulative cash dividends.

Change in Control Arrangements – NEOs (Excluding the CEO)
Under the Severance Agreements, if a change in control with respect to the Company occurs, and following such change in control, the applicable NEO (other than the CEO) experiences a termination of employment by the Company without cause or resigns for “good reason” as defined in the Severance Agreements, then, the NEOs (other than the CEO) would be entitled to the following severance benefits, subject to their executing a release of claims.

The severance benefits upon a termination without cause or resignation for good reason occurring after a change in control, subject to execution of a release of claims would be:

1.
A cash lump sum payment equal to a minimum of 1.5 times the executive’s base salary, plus an additional two weeks of base salary for each year of service, up to a maximum payment of two times the executive’s base salary;

2.
Accident and health insurance benefits substantially similar to those that the executive was receiving immediately prior to termination until the earlier to occur of 18 months following termination or such time as the executive is covered by comparable programs of a subsequent employer, reduced to the extent of any comparable benefits received from another source; and

3.	An amount equal to 100% of the executive’s target award under the annual STIP for the calendar year in which the termination occurred.

In addition, in accordance with the terms of the LTIP, the NEOs (but not the CEO), will be entitled to the following accelerated vesting schedule in the event of a change in control, but only if the Compensation Committee determined that the Company was on track to meet the applicable performance goals under the LTIP:

1.	Fifty percent (50%) of the participant’s target award shall vest if a change in control occurs during the first year of the performance period;

2.	Seventy-five percent (75%) of the participant’s target award shall vest if a change in control occurs during the second year of the performance period; or

3.	One hundred percent (100%) of the participant’s target award shall vest if a change in control occurs during the third year of the performance period.

Additionally, one hundred percent (100%) of the participant's unvested time-based equity awards will be entitled to accelerated vesting in the event of a change in control. Payment will be made on the earlier of: (1) a change in control of the Company (as defined in the 2012 Equity Plan); or (2) on or after the third business day following the day that the Company filed its 2019 Annual Report with the SEC.

Assuming a termination without cause or resignation for good reason following a change in control occurred on December 31, 2019 and that our closing stock price at December 31, 2019 was $12.23, the targeted payments to the NEOs (excluding the CEO) are set forth in the following table:

NEO	Job Title	Salary ($)(1)	Accrued Vacation Pay ($)(2)	Health Benefits ($)(3)	2019 STIP ($)(4)	LTIP and Other Equity Awards ($)(5)	All Other Compensation ($)(6)	Total ($)
Michael W. Wallace	CFO	551,923	39,577	47,550	250,000	730,119	41,546	1,660,715
Bonnie K. Culp-Fingerhut	EVP HR	450,000	86,279	47,550	168,750	386,957	23,481	1,163,017
Sharon Woods Keisling	Corp. Secretary and Treasurer	350,000	63,875	39,252	131,250	296,541	17,975	898,893
(1) These amounts assume the NEOs have been paid their pro rata base salaries from January 1, 2019 through December 31, 2019.
(2) These payments were based on accrued vacation hours at December 31, 2019 pursuant to the vacation policy for the NEOs.
(3) These amounts represent the cost of continuation of health benefits provided to the NEOs for 18 months.
(4) These amounts represent the 2019 STIP award at the target level.
(5) These amounts represent the portion of the RSUs under the LTIP that were eligible to vest based on our closing stock price on December 31, 2019 of $12.23. These amounts would be payable without regard to termination of employment, but with respect to performance-based RSUs, only if the Compensation Committee determined that the Company was on track to meet the applicable performance goals under the LTIP.
(6) These amounts represent cumulative cash dividends of $1.50 per share accrued for NEOs for RSUs granted in 2017, $1.00 per share for RSUs granted in 2018, and $0.50 per share for RSUs granted in 2019. Cumulative cash dividends for Mr. Wallace reflect $1.38 per share for the LTIP award granted as of March 27, 2017. The amounts do not reflect interest earned on the cumulative cash dividends.

We did not pay or accrue any amounts relating to termination and change in control payments for the NEOs for the year ended December 31, 2019.

The LTIP contains a forfeiture policy for termination with cause. Under these provisions, executives (including NEOs) who are terminated upon failure to substantially perform duties, failure to carry out any lawful and reasonable directive, conviction or plea of nolo contendere to a felony or crime of moral turpitude, material breach of their obligations as an employee or commission of an act of fraud, embezzlement, misappropriation or otherwise acting in a manner detrimental to the Company’s interests as determined by the Board, will forfeit any outstanding awards as of the date of termination. These provisions serve to help ensure that executives act in the best interest of the Company and its stockholders.

SEVERANCE RECOVERY POLICY

We maintain a clawback provision regarding severance benefits. Under the clawback provision, executives including NEOs who violate non-competition, non-solicitation or confidentiality agreements forfeit all severance amounts paid or to be paid by the Company. Further, it is our policy to seek the reimbursement of severance benefits paid to executives including NEOs who violate non-competition, non-solicitation or confidentiality agreements, or otherwise breach the Separation Agreements and Release between themselves and the Company.

The Company’s Restricted Stock Agreement under the 2012 Equity Plans includes a “Spendthrift Clause” to protect unvested restricted stock against any interest or transfer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2019, Brian O’Reilly (Chair), Samme L. Thompson and Royce Yudkoff served on the Compensation Committee. None of the members of the Compensation Committee that served during 2019 are or have been an officer or employee of the Company or had any relationship that is required to be disclosed as a transaction with a related person, except for Mr. Thompson whose relationship with American Tower Corporation (“ATC”), a landlord of transmission tower sites used by the Company, is described under “Transactions with Related Parties” below. In addition, during 2019, no member of our Board or of our Compensation Committee, and none of our executive officers, served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of an entity that has one or more executive officers serving as members of our Board or our Compensation Committee.

COMPENSATION COMMITTEE REPORT

To our Stockholders:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Item 11 with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee:
Brian O’Reilly, Chair
Samme L. Thompson
Royce Yudkoff

The foregoing report shall not be deemed incorporated by reference by any general statement incorporating by reference this Amendment into any filing under the Securities Act of 1933, as amended, or the Exchange Act (together the "Acts"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the Acts.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
DIRECTORS, OFFICERS AND CERTAIN OTHER BENEFICIAL OWNERS

The following table provides summary information regarding beneficial ownership of our common stock as of April 1, 2020 for:

•	Each person or group who beneficially owns more than 5% of our common stock on a fully diluted basis including restricted stock granted;

•	Each of the NEOs;

•	Each of the directors; and

•	All of the directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. The information on beneficial ownership in the table is based upon the Company’s records and the most recent Form 3, Form 4, Schedule 13D or Schedule 13G filed by each such person or entity reporting ownership on or before April 1, 2020. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise noted, the address for each director and executive officer is c/o Spok Holdings, Inc., 6850 Versar Center, Suite 420, Springfield, Virginia 22151-4148.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Vincent D. Kelly(1)	119,339	*
Michael W. Wallace(2)	33,165	*
Bonnie K. Culp-Fingerhut(2)	38,443	*
Sharon Woods Keisling (2)	15,653	*
Royce Yudkoff(3)	53,502	*
Stacia A. Hylton(3)	18,736	*
Brian O’Reilly(3)	63,654	*
N. Blair Butterfield(11)	25,927	*
Matthew Oristano(3)	46,965	*
Samme L. Thompson(3)	47,483	*
Todd Stein(10)	1,011,493	*
Dr. Bobbie Byrne(3)	2,403	*
Christine M. Cournoyer(3)	200	*
All directors and executive officers as a group (13 persons)(4)	1,476,963	7.84%
BlackRock Inc.(5)	2,967,938	15.63%
The Vanguard Group, Inc.(6)	1,593,837	8.39%
Dimensional Fund Advisers LP(7)	1,443,100	7.60%
Renaissance Technologies LLC (8)	1,358,180	7.15%
Braeside Investments, LLC(9)	1,003,638	5.28%
* Denotes less than 1%.
(1) The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on March 9, 2020. Vincent D. Kelly, Trustee of the Vincent DePaul Kelly Third Amended and Restated Revocable Trust has sole voting and sole dispositive power with respect to all shares reported herein.
(2) The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on March 9, 2020.
(3) The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 1, 2020.
(4) All directors and executive officers as a group consists of all members of the Board of Directors and all current executive officers.
(5) The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on February 4, 2020. BlackRock Inc. has sole voting power with respect to 2,935,372 shares and sole dispositive power with respect to all shares reported herein. BlackRock Inc.’s address is as follows: 55 East 52nd Street, New York, NY 10055.
(6) The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on February 12, 2020. The Vanguard Group, Inc. has sole voting power with respect to15,400 shares, sole dispositive power with respect to1,342,780 shares and shared dispositive power with respect to 15.400 shares. The Vanguard Group, Inc.’s address is as follows: 100 Vanguard Blvd., Malvern, PA 19355.
(7) The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on February 12, 2020. The Dimensional Fund Advisors LP, has sole voting power with respect to 1,528,886 shares and sole dispositive power with respect to all shares reported herein. The Dimensional Fund Advisors LP's address is as follows: Building One, 6300 Bee Cave Road, Austin, Texas, 78746.
(8) The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on February 13, 2020. Renaissance Technologies LLC has sole voting power with respect to 1,443,199 shares, and sole dispositive power with respect to 1,465,248 shares and share dispositive power with respect to 1,636 shares. Renaissance Technologies LLC's address is as follows: 800 Third Avenue, New York, NY 10022.
(9) The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 1, 2020. Braeside Investments, LLC, Steven McIntyre and Todd Stein have shared voting and shared dispositive power with respect to all shares reported herein. Braeside Investments, LLC, Steven McIntyre and Todd Stein’s address is as follows: 5430 LBJ Freeway, Suite 1555 Dallas, TX 75240.
(10) The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 1, 2020 and includes the shares held by Braeside Investments, LLC as described in footnote 9 above.
(11) The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 1, 2020. N. Blaire Butterfield, Trustee of the Butterfield Joint Revocable Trust has sole voting and sole dispositive power with respect to all shares reported herein.

Securities Authorized for Issuance Under 2012 Equity Compensation Plan

The following table sets forth, as of December 31, 2019, the number of securities outstanding under our currently authorized equity compensation plan, the weighted-average exercise price of such securities and the number of securities available for grant under this plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders:(1)
2012 Spok Holdings, Inc. Equity Incentive Plan(2)(3)	419,426	—	646,480
Equity compensation plan not approved by security holders:
None	—	—	—
Total	419,426	—	646,480
(1) The 2012 Equity Plan provides that common stock authorized for issuance under the plan may be granted in the form of common stock, stock options, restricted stock and RSUs. For the year ending December 31, 2019, 356,176shares of restricted stock were granted to the non-executive members of the Board, and 217,867 RSUs were issued to eligible employees under the 2012 Equity Plan.
(2) The amount shown represents outstanding RSUs granted under the 2012 Equity Plan.
(3) RSUs do not have any associated exercise or strike price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PARTIES

Since November 16, 2004, a member of the Board, Mr. Samme L. Thompson also serves as a director for an entity that leases transmission tower sites to our Company.

Mr. Thompson was a member of the Board of SpectraSite, Inc. from June 2004 to August 2005 and since August 2005, he has been a member of the Board of ATC (which merged with SpectraSite, Inc.), a landlord of tower transmission sites used by the Company. Due to his relationships with SpectraSite, Inc. and ATC, Mr. Thompson has recused himself from any decision by the Board on matters relating to SpectraSite, Inc., and has and will continue to recuse himself from any decision by the Board on matters relating to ATC (since the merger with SpectraSite, Inc.).

For the years ended December 31, 2019, 2018 and 2017, we paid ATC $3.6 million, $3.6 million and $3.8 million, respectively, in site rent expenses that were included in technology operations expenses.

Dr. Bobbie Byrne, who joined the Board in January 2020, also serves as Chief Information Officer at Advocate Aurora Health. Advocate Aurora Health is a current customer of the Company. For the year ended December 31, 2019, revenue of $0.7 million was related to contracts with Advocate Aurora Health.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PARTIES

Related party transactions have the potential to create actual or perceived conflicts of interest between the Company and its directors and/or executive officers and members of their families. While we do not maintain a written policy with respect to the identification, review, approval or ratification of transactions with related persons, our Code of Business Conduct and Ethics prohibits conflicts of interest between an employee and the Company and requires an employee to report any such potential conflict to the EVP, HR & CCO, who will review the matter with the Audit Committee. In addition, each director and officer is expected to identify to the Secretary, by means of an annual director and officer questionnaire, any person or entity with which the director or officer may have a relationship that is engaged or is about to be engaged in a transaction with the Company. The Board reviews with the Secretary and management any such transaction with the affected director excused from such review.

Director Independence Determinations

The NASDAQ corporate governance rules require that a majority of the Board be independent. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. In assessing the independence of its members, the Board examined the commercial, industrial, banking, consulting, legal, accounting, charitable and familiar relationships of each member. The Board’s inquiry extended to both direct and indirect relationships with our Company. Based upon both detailed written submissions by members of the Board and discussions regarding the facts and circumstances pertaining to each member, considered in the context of applicable NASDAQ corporate governance rules, the Board has determined that all of our current directors are independent, with the exception of Mr. Kelly, our CEO. The Board also reviewed Mr. Thompson's relations with ATC and Dr. Byrne's relationship with Advocate Aurora Health, as discussed abovem in making these independence determinations.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table summarizes fees billed to us through April 30, 2020 by Grant Thornton LLP relating to services provided for the periods stated.

	For the Year Ended December 31,
	2019	2018
Audit Fees(1)	$1,411,980	$1,420,361
Audit-Related Fees(2)	18,935	14,000
Tax Fees	—	—
All Other Fees	—	—
Total	$1,430,915	$1,434,361
(1) The audit fees (including out-of-pocket expenses) for the years ended December 31, 2019 and 2018 were for professional services rendered during the audits of our consolidated financial statements and our internal control over financial reporting, for reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q and for reviews of other filings made by us with the SEC.
(2) Audit-related fees primarily related to services associated with the implementation of new accounting standards.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies generally provide that we will not engage our independent registered public accounting firm to render audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next twelve months. Any such pre-approval is detailed as to the particular service or types of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee may also delegate to one or more of its members the authority to approve any audit or non-audit services to be provided by the independent registered public accounting firm. Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported at the next Audit Committee meeting.

All audit fees in 2019 and 2018 were approved by the Audit Committee pursuant to our pre-approval policy.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The documents listed in (a)(1) and (a)(2) were included with the Form 10-K:

(a) 1. Financial Statements

2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 29

(b) Exhibits
The exhibits listed in the accompanying exhibit index are filed or furnished as part of this Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Second Amended and Restated Bylaws	8-K	001-32358	3.1	12/20/2016
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8*†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9†	Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.10	3/1/2018
10.10†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period	10-K	001-32358	10.10	2/28/2019
10.11†	Spok Holdings, Inc. 2017 Short-Term Incentive Plan	10-K	001-32358	10.13	3/1/2018
10.12†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2017 - 2019 performance period	10-K	001-32358	10.12	2/27/2020
10.13†	Spok Holdings, Inc. 2018 Short-Term Incentive Plan	10-K	001-32358	10.15	2/28/2019
10.14†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan(1)	10-K	001-32358	10.16	3/1/2018
10.15†	Spok Holdings, Inc. 2019 Short-Term Incentive Plan	10-K	001-32358	10.16	2/28/2019
10.16†	Spok Holdings, Inc. 2020 Short-Term Incentive Plan	10-K	001-32358	10.16	2/27/2020
10.17*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.18†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
21	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23	Consent of Grant Thornton LLP	10-K	001-32358	23	2/27/2020
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-32358	31.1	2/27/2020
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-32358	31.2	2/27/2020
31.3	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	10-K	001-32358	32.1	2/27/2020
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-K	001-32358	32.2	2/27/2020
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.

**	The financial information contained in these XBRL documents is unaudited.

†	Denotes a management contract or compensatory plan or arrangement.

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

SPOK HOLDINGS, INC.

Dated: April 29, 2020	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)