Form 10-Q
period 2020-03-31
Spok Holdings, Inc
filed 2020-04-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,005,209 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of April 24, 2020.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$42,284	$47,361
Short-term investments	29,906	29,899
Accounts receivable, net	27,216	30,174
Prepaid expenses	8,411	7,517
Other current assets	2,433	2,714
Total current assets	110,250	117,665
Non-current assets:
Property and equipment, net	7,655	8,000
Operating lease right-of-use assets	15,591	16,317
Capitalized software development	1,705	—
Goodwill	124,182	124,182
Intangible assets, net	2,292	2,917
Deferred income tax assets	47,486	48,983
Other non-current assets	1,641	1,808
Total non-current assets	200,552	202,207
Total assets	$310,802	$319,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,003	$3,615
Accrued compensation and benefits	10,403	11,680
Accrued taxes	1,419	1,529
Deferred revenue	25,265	25,944
Operating lease liabilities	5,236	5,437
Other current liabilities	3,629	2,978
Total current liabilities	49,955	51,183
Non-current liabilities:
Asset retirement obligations	6,109	6,061
Operating lease liabilities	10,972	11,575
Other non-current liabilities	986	959
Total non-current liabilities	18,067	18,595
Total liabilities	68,022	69,778
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	87,153	86,874
Accumulated other comprehensive loss	(1,821)	(1,601)
Retained earnings	157,446	164,819
Total stockholders’ equity	242,780	250,094
Total liabilities and stockholders' equity	$310,802	$319,872

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2020	2019
Revenue:
Wireless	$21,386	$22,610
Software	15,881	19,154
Total revenue	37,267	41,764
Operating expenses:
Cost of revenue	8,264	7,592
Research and development	5,449	6,167
Technology operations	7,904	7,674
Selling and marketing	6,361	6,110
General and administrative	11,251	10,747
Depreciation, amortization and accretion	2,146	2,359
Total operating expenses	41,375	40,649
Operating (loss) income	(4,108)	1,115
Interest income	363	449
Other expense	(137)	(236)
(Loss) income before income taxes	(3,882)	1,328
Provision for income taxes	(657)	(586)
Net (loss) income	$(4,539)	$742
Basic and diluted net (loss) income per common share	$(0.24)	$0.04
Basic weighted average common shares outstanding	18,958,716	19,196,970
Diluted weighted average common shares outstanding	18,958,716	19,356,712
Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2020	2019
(Unaudited and in thousands)
Net (loss) income	$(4,539)	$742
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(220)	(60)
Other comprehensive loss	(220)	(60)
Comprehensive (loss) income	$(4,759)	$682

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2019	19,389,066	$2	$89,258	$185,294	$274,554
Net income	—	—	—	742	742
Purchase of common stock for tax withholding	(67,648)	—	(1,011)	—	(1,011)
Amortization of stock-based compensation	—	—	528	—	528
Cash dividends declared	—	—	—	(2,479)	(2,479)
Common stock repurchase program including commissions	(131,012)	—	(1,810)	—	(1,810)
Issuance of restricted stock under the Equity Plan and other	13,650	—	—	70	70
Cumulative translation adjustment	—	—	(60)	—	(60)
Balance, March 31, 2019	19,204,056	$2	$86,905	$183,627	$270,534

Balance, January 1, 2020	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(4,539)	(4,539)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Purchase of common stock for tax withholding	(79,981)	—	(903)	—	(903)
Amortization of stock-based compensation	—	—	1,182	—	1,182
Cash dividends declared	—	—	—	(2,488)	(2,488)
Issuance of restricted stock under the Equity Plan and other	1,918	—	—	19	19
Cumulative translation adjustment	—	—	(220)	—	(220)
Balance, March 31, 2020	18,993,551	$2	$85,332	$157,446	$242,780

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2020	2019
Operating activities:
Net (loss) income	(4,539)	$742
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	2,146	2,359
Deferred income tax expense	790	517
Stock-based compensation	1,182	528
Provision for doubtful accounts, service credits and other	18	374
Changes in assets and liabilities:
Accounts receivable	2,441	(4,791)
Prepaid expenses, inventory, and other assets	964	2,216
Accounts payable, accrued liabilities and other	(1,143)	(2,525)
Deferred revenue	(542)	1,803
Net cash provided by operating activities	1,317	1,223
Investing activities:
Purchase of property and equipment	(1,049)	(1,287)
Capitalized software development	(1,705)	—
Purchase of short-term investments	(14,888)	(14,824)
Maturity of short-term investments	15,000	—
Net cash used in investing activities	(2,642)	(16,111)
Financing activities:
Cash distributions to stockholders	(2,629)	(2,647)
Purchase of common stock (including commissions)	—	(1,810)
Purchase of common stock for tax withholding on vested equity awards	(903)	(1,011)
Net cash used in financing activities	(3,532)	(5,468)
Effect of exchange rate on cash	(220)	(60)
Net decrease in cash and cash equivalents	(5,077)	(20,416)
Cash and cash equivalents, beginning of period	47,361	83,343
Cash and cash equivalents, end of period	$42,284	$62,927
Supplemental disclosure:
Income taxes paid	$—	$80

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok," "we," "our" or the "Company") through its wholly owned subsidiary Spok, Inc., is the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
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
We also develop, sell and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize and standardize clinical communications and collaboration. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. We offer a variety of solutions in both on-premise and Software as a Service ("SaaS") delivery models. The Spok Go platform was made commercially available in early 2020. Spok Go features an integrated cloud-native platform that is built on a foundation of a single, best-in-class architecture with hosting and security handled through our partnership with AMazon Web Services®. These areas of market focus complement the market focus of our wireless services outlined above. These products and services are commonly referred to as software solutions and services.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the unaudited Condensed Consolidated Financial Statements include all adjustments and accruals that are necessary for the presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature with the exception of our adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, often referred to as Current Expected Credit Losses ("CECL"). For additional details refer to Note 3, "Significant Accounting Policies Update".
Amounts shown on the Condensed Consolidated Statements of Operations within the operating expense categories of Cost of revenue; Research and development; Technology operations; Selling and marketing; and General and administrative are recorded exclusive of depreciation, amortization and accretion.
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2019, is unaudited. The Condensed Consolidated Balance Sheet at December 31, 2019 has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2019.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). The Condensed Consolidated Statement of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.
Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets; intangible assets subject to amortization and goodwill; accounts receivable allowances; revenue recognition; determining standalone selling price ("SSP") of performance

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations; variable consideration; depreciation expense; asset retirement obligations; income taxes; and capitalization of software costs. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2019 Annual Report, which describe key risks associated with our operations and industry.
NOTE 3 - RECENT ACCOUNTING STANDARDS
Recently Adopted
Credit Losses - In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, or CECL. CECL requires early recognition of credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019.

On January 1, 2020 we adopted ASU No. 2016-13 which resulted in an immaterial adjustment to the beginning balance of retained earnings and an increase to allowance for doubtful accounts.
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2019 Annual Report. Significant changes to our accounting policies that occurred during the three months ended March 31, 2020 are discussed below:
Research and Development
Certain costs related to the development of Spok Go qualified for capitalization beginning in the first quarter of 2020.
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
In accordance with ASC 350-40, Internal-use Software, certain software development costs are capitalized while in the application development stage related to software developed for internal use or software sold in a SaaS arrangement. This includes certain development costs for Spok Go. All other costs incurred during the preliminary project stage or the post implementation stage, are expensed as incurred. Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years, beginning when those development efforts have been placed into service (e.g. generally once made commercially available). Determining the estimated useful life requires significant judgment as we consider factors such as the rapid and continuous developments in software technology, obsolescence and anticipated life of the service offering before enhancements are necessary. In a SaaS environment, customer needs are rapidly evolving and a shorter useful life is generally expected.
NOTE 5 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: Paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which increase the monthly recurring revenue we receive along with these traditional messaging services. We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers, which are configurable to support un-encrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging. (See Item 1. “Business,” in the 2019 Annual Report for more details.)
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license revenues for our healthcare communications solutions, equipment revenues that facilitate the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is for ongoing support of our software solutions or related equipment and access to when-and-if available software updates. Maintenance is generally purchased and renewed on an annual basis.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s Intellectual Property ("IP") as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of the IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. Our wireless, professional and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations which include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Wireless products and services	$21,386	$22,610
License	955	2,840
Services	4,549	5,206
Hardware	725	963
Maintenance	9,652	10,145
Total revenue	$37,267	$41,764
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2020 and 2019. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Revenue
United States	$36,503	$39,766
International	764	1,998
Total revenue	$37,267	$41,764

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenues
Our deferred revenues represent payments made or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the three months ended March 31, 2020 are as follows:

(Dollars in thousands)	December 31, 2019	Additions	Revenue Recognized	March 31, 2020
Deferred Revenue	$26,621	$15,100	$(15,642)	$26,079
During the three months ended March 31, 2020, the Company recognized $11.8 million related to amounts deferred as of December 31, 2019.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the three months ended March 31, 2020 are as follows:

(Dollars in thousands)	December 31, 2019	Additions	Commissions Recognized	March 31, 2020
Prepaid Commissions	$2,431	$1,110	$(1,212)	$2,329
Prepaid commissions are included within prepaid expenses and other on the Condensed Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at March 31, 2020 was $49.0 million. We expect to recognize approximately $37.7 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

Lease costs are included in technology operations and general and administrative expenses on the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$1,382	$1,381
Short-term lease cost	1,977	1,935
Short-term lease cost - related party(1)	890	902
Total lease cost	$4,249	$4,218

Supplemental Disclosure:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,349
Weighted-average remaining lease term - operating leases	5.55 years
Weighted-average discount rate - operating leases	5.39%
(1) A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. Refer to Note 13, "Related Parties" for additional details.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of lease liabilities as of March 31, 2020 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining nine months ending December 31, 2020	$4,425
2021	4,404
2022	2,829
2023	1,883
2024	1,416
Thereafter	3,763
Total future lease payments	18,720
Imputed interest	(2,512)
Total	$16,208
NOTE 7 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Depreciation
Leasehold improvements	$16	$24
Asset retirement costs	(161)	(192)
Paging and computer equipment	1,478	1,666
Furniture, fixtures and vehicles	70	98
Total depreciation	1,403	1,596
Amortization	625	625
Accretion	118	138
Total depreciation, amortization and accretion expense	$2,146	$2,359
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.6 million and $1.3 million at March 31, 2020 and December 31, 2019, respectively. Accounts receivable, net includes $6.5 million and $6.4 million of unbilled receivables at March 31, 2020 and December 31, 2019, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2020	December 31, 2019
Leasehold improvements	shorter of useful life or lease term	$3,620	$3,620
Asset retirement costs	1-5	1,922	1,922
Paging and computer equipment	1-5	95,542	96,562
Furniture, fixtures and vehicles	3-5	3,585	3,716
Total property and equipment		104,669	105,820
Accumulated depreciation		(97,014)	(97,820)
Total property and equipment, net		$7,655	$8,000

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized Software Development
Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years. Capitalized software development costs were $1.7 million for the three months ended March 31, 2020 and no capitalized costs were recorded for the three months ended March 31, 2019. There was no amortization expense with respect to software development costs for the three months ended March 31, 2020 and 2019.
NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the quarter ended March 31, 2020, we determined, based on qualitative assessment, that the Coronavirus Disease 2019 ("COVID-19") pandemic created a triggering event that required further assessment. As such, we performed a quantitative assessment, using data as of March 31, 2020. Based on this assessment, the estimated fair value of the reporting unit exceeded the carrying value of the Company, which indicated an impairment did not exist as of the interim balance sheet date. For purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The fair value of the reporting unit is estimated under a market based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average, etc.), as well as application of an estimated control premium. The estimated control premium is based on a number of factors including current and past market information published by third-party resources and detailed analysis that considers appropriate industry, market and other pertinent factors. While a formal impairment assessment is performed annually, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
Intangible Assets
Amortizable intangible assets at March 31, 2020 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years. For the years ending December 31, 2020 and 2021 there is an estimated remaining amortization of $1.9 million and $0.4 million, respectively.
The net consolidated balance of intangible assets consisted of the following at March 31, 2020:

(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(22,710)	$2,292

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2020	$90	$6,061	$6,151
Accretion	(9)	127	118
Amounts paid	(27)	—	(27)
Increases	—	—	—
Reclassifications	79	(79)	—
Balance at March 31, 2020	$133	$6,109	$6,242
The short-term portion balance above is included within other current liabilities on the Condensed Consolidated Balance Sheet at March 31, 2020 and December 31, 2019.
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
Accretion expense was $0.1 million for the three months ended March 31, 2020 and 2019. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 10 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2020 and December 31, 2019, we had no stock options outstanding.
At March 31, 2020 and December 31, 2019, there were 18,993,551 and 19,071,614 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
The following table details our cash dividends declared in 2020. Cash dividends paid as disclosed in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)
				(Dollars in thousands)
February 26, 2020	March 16, 2020	March 30, 2020	$0.125	$2,488
	Total		$0.125	$2,488
(1) The total declared reflects the cash dividends declared in relation to common stock and unvested RSUs.
On April 29, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 25, 2020, and a payment date of June 24, 2020. This cash dividend of approximately $2.4 million will be paid from available cash on hand.

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
The components of basic and diluted net loss per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2020	2019
Numerator:
Net (loss) income	$(4,539)	$742

Denominator:
Basic and diluted weighted average outstanding shares of common stock	18,958,716	19,196,970
Diluted weighted average outstanding shares of common stock	18,958,716	19,356,712
Basic and diluted net (loss) income per common share	$(0.24)	$0.04
For the three months ended March 31, 2020 and 2019 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2020	2019
Restricted stock units	203,188	$—
Share-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “Equity Plan”) that was subsequently approved by our stockholders on May 16, 2012. A total of 2,194,986 shares of common stock have been reserved for issuance under this plan. Awards under the Equity Plan may be in the form of stock options, common stock, restricted stock, RSUs, performance awards, dividend equivalents, deferred stock, deferred stock units, or stock appreciation rights. Restricted stock awards generally vest one year from the date of grant. Related dividends accumulate during the vesting period and are paid at the time of vesting. Contingent RSUs generally vest over a three-year performance period upon successful completion of the performance objectives. Non-contingent RSUs generally vest in thirds, annually, over a three-year period. Dividend equivalents rights generally accompany each RSU award and those rights accumulate and vest along with the underlying RSU.
The following table summarizes the activities under the Equity Plan from January 1, 2020 through March 31, 2020:

Activity
Total equity securities available at January 1, 2020	646,480
RSU and restricted stock awarded to eligible employees, net of forfeitures	(497,082)
Total equity securities available at March 31, 2020	149,398

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details activities with respect to outstanding RSUs and restricted stock for the three months ended March 31, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2020	419,426	$14.00
Granted	531,170	12.20
Vested	(8,106)	13.26
Forfeited	(34,088)	11.97
Unvested at March 31, 2020	908,402	$13.03
Of the 908,402 unvested RSUs and restricted stock outstanding at March 31, 2020, 471,002 RSUs include contingent performance requirements for vesting purposes. At March 31, 2020, there was $7.9 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.
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
For the three months ended March 31, 2020 and 2019, no shares of the Company's common stock were purchased.
The following table summarizes the activities under the ESPP from January 1, 2020 through March 31, 2020:

Activity
Total ESPP equity securities available at January 1, 2020	184,860
ESPP common stock purchased by eligible employees	—
Total ESPP securities available at March 31, 2020	184,860
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
The following table reflects the items for stock-based compensation expense on the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Performance-based RSUs	$346	$107
Time-based RSUs and restricted stock	812	404
ESPP	24	17
Total stock-based compensation	$1,182	$528
NOTE 11 - INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020. The CARES Act was initiated to provide stimulus and relief in response to the COVID-19 pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, we believe the following items may provide certain relief for our Company:

•
Payroll Tax Deferral - Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes being due on December 31, 2021, and the remainder due on December 31, 2022. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a deferral of between $1.5 million and $3.0 million in payroll taxes.

•
Employee Retention Credits - Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit is for the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, our Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 crisis. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a tax credit of between $0.5 million and $1.5 million.

•
Alternative Minimum Tax ("AMT") Credit - Allows for an immediate refund of all refundable AMT credits resulting from passage of the Tax Cuts and Jobs Act of 2017. This will result in accelerated collection of approximately $1.3 million of other current assets.

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
For 2020, the anticipated effective income tax rate is expected to continue to differ from the Federal statutory rate of 21% primarily due to the effect of state income taxes, research and development credits, permanent differences between book and taxable income and certain discrete items.
At March 31, 2020, we had total deferred income tax assets ("DTAs") of $47.5 million and no valuation allowance. This reflects a decrease of $1.5 million from the December 31, 2019 DTAs of $49.0 million and no valuation allowance.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2020 to the commitments and contingencies previously reported in the 2019 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For both the three months ended March 31, 2020 and 2019, we incurred site rent expenses of $0.9 million from the entity on which the individual serves as a director. Site rent expenses are included in Technology operations expenses on the Condensed Consolidated Statements of Operations.
A member of our Board of Directors, who was appointed at the beginning 2020, also serves as Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended March 31, 2020 and 2019, we recognized revenues of $0.2 million related to contracts from the entity at which the individual is employed.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, “we,” “Spok,” “our” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section and “Risk Factors” below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statement of Operations (“MD&A”),” and “Risk Factors” in our 2019 Annual Report. Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed below in “Risk Factors” and in the Company’s 2019 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the results of operations and financial condition of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2019 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
Spok, acting through its indirect wholly owned operating subsidiary, Spok, Inc., delivers smart, reliable solutions to help protect the health, well-being and safety of people primarily in the United States. Organizations rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response.

Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report on Form 10-Q ("Quarterly Report") and "Item 1. Business" of Part I of the 2019 Annual Report, which describe our business in further detail.
COVID-19
The virus known as COVID-19 has significantly impacted the global economy. While the United States first began experiencing an impact in late February of this year, federal and state restrictions were not widely adopted until late in the first quarter. Given the significant uncertainties that exist regarding COVID-19 it is difficult for us to predict the short and long-term implications that this pandemic will have on our business. There is a high level of uncertainty around COVID-19 including, but not limited to: the length of time in which government restrictions will remain in place; the ability to contain the spread of the virus; the time it will take for the general economy to recover; and the time it will take hospitals to return to a more normal operating state. As a result, we are unable to quantify the potential impact that COVID-19 may have on our business. In the short period of time that governmental restrictions have been in place, we have seen delays in our sales cycle impacting software bookings, which directly impacts license and equipment revenues, as well as delays in our ability to deliver on-site implementation services. While this impact was not material to our results for the three months ended March 31, 2020, it is likely to have a greater impact on our results in future quarters depending on how long these restrictions remain in place. We believe there will likely be a significant impact on our software revenues for the full year ending December 31, 2020 given the disruptions to our business we anticipate in the second quarter and beyond. However, with regards to implementation services these impacts are primarily a delay in timing. The revenue still resides in our backlog of performance obligations ready to deliver at some point in the future. As facts and circumstances continue to evolve over the coming months, we will continue to assess and communicate the anticipated impact on our business. While we believe revenue is likely to be impacted for the full year ending December 31, 2020, we are diligently pursuing counter measures to prudently manage operating expenses during this time, with a goal of neutralizing the impact of COVID-19 on our cash flows for the remaining nine months ending December 31, 2020. More specifically, the Company has enacted a Company wide plan that will reduce work schedules with a related temporary reduction in salary during the second quarter of 2020. While the Company has the ability to continue this plan for the foreseeable future, we anticipate re-evaluating our position on a quarterly basis based on the progression of COVID-19, impacts on our business, and other facts and circumstances as deemed relevant by management. Additionally, we believe the Company is likely to see some benefits from the Coronavirus Aid Relief, and Economic Security ("CARES") Act discussed in further detail below.
The CARES Act was signed into law on March 27, 2020 to provide stimulus and relief in response to the COVID-19 pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, we believe the following items may provide certain relief for our Company:

•
Payroll Tax Deferral - Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes being due on December 31, 2021, and the remainder due on December 31, 2022. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a deferral of between $1.5 and $3.0 million in payroll taxes.

•
Employee Retention Credits - Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit is for the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, our Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 crisis. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a tax credit of between $0.5 and $1.5 million.

•
Alternative Minimum Tax ("AMT") Credit - Allows for an immediate refund of all refundable AMT credits resulting from passage of the Tax Cuts and Jobs Act of 2017. This will result in accelerated collection of approximately $1.3 million of other current assets.

As previously mentioned, we believe these cost mitigation efforts, in addition to relief provided by the CARES Act and natural cost savings that will materialize as a result of COVID-19 (e.g. travel and events), will allow us to offset any negative cash flow impact resulting from COVID-19 for the remainder of the year.
As a result of COVID-19 it was determined that a triggering event had occurred during the three months ended March 31, 2020, requiring us to perform a quantitative goodwill assessment. However, the assessment determined that our goodwill was not impaired. Refer to Note 8, "Goodwill and Intangible Assets, Net," for further discussion.
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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement. For the three months ended March 31, 2020 wireless revenue represented approximately 57.4% and software revenue represented approximately 42.6% of our consolidated revenue.
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

Results of Operations
The following table is a summary of our Consolidated Statement of Operations for the Three Months Ended March 31, 2020 and 2019

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	Total	%
Revenue:
Wireless	$21,386	$22,610	$(1,224)	(5.4)%
Software	15,881	19,154	(3,273)	(17.1)%
Total revenue	37,267	41,764	(4,497)	(10.8)%
Operating expenses:
Cost of revenue	8,264	7,592	672	8.9%
Research and development	5,449	6,167	(718)	(11.6)%
Technology operations	7,904	7,674	230	3.0%
Selling and marketing	6,361	6,110	251	4.1%
General and administrative	11,251	10,747	504	4.7%
Depreciation, amortization and accretion	2,146	2,359	(213)	(9.0)%
Total operating expenses	41,375	40,649	726	1.8%
Operating (loss) income	(4,108)	1,115	(5,223)	(468.4)%
Interest income	363	449	(86)	(19.2)%
Other expense	(137)	(236)	99	(41.9)%
(Loss) income before income taxes	(3,882)	1,328	(5,210)	(392.3)%
Provision for income taxes	(657)	(586)	(71)	12.1%
Net (loss) income	$(4,539)	$742	$(5,281)	(711.7)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	620	591	29	4.9%
Active transmitters	3,811	3,909	(98)	(2.5)%

Revenue
The table below details total revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	Total	%
Revenue - wireless:
Paging revenue	$20,451	$21,687	$(1,236)	(5.7)%
Product and other revenue	935	923	12	1.3%
Total wireless revenue	21,386	22,610	(1,224)	(5.4)%

Revenue - software:
License	955	2,840	(1,885)	(66.4)%
Services	4,549	5,206	(657)	(12.6)%
Equipment	725	963	(238)	(24.7)%
Operations revenue	6,229	9,009	(2,780)	(30.9)%
Maintenance revenue	9,652	10,145	(493)	(4.9)%
Total software revenue	15,881	19,154	(3,273)	(17.1)%
Total revenue	$37,267	$41,764	$(4,497)	(10.8)%
The decrease in wireless revenue for the three months ended March 31, 2020 compared to the same period in 2019 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended March 31, 2020 and 2019 was $7.31 and $7.32, respectively. Total units in service were 0.9 million and 1.0 million for the three months ended March 31, 2020 and 2019, respectively. While demand for wireless services continues to decline, it has done so at a slower rate than historically experienced. While we are encouraged that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of March 31,			Revenue for the Three Months Ended March 31,			Change Due To:
(in thousands)	2020	2019	Change	2020	2019	Change	ARPU	Units
Total	926	982	(56)	$20,451	$21,687	$(1,236)	$(35)	$(1,201)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
For the three months ended March 31, 2020, as compared to the same period in 2019, the decrease in software operations revenue primarily resulted from lower license revenue. The three months ended March 31, 2019 included a benefit from software licenses delivered to the customer which were contracted in a prior period. During the three months ended March 31, 2019, the Company began delivering software licenses to customers in the same month they were contracted for, thus a similar benefit was not seen during the three months ended March 31, 2020. Additionally, the delay in our sales cycle due to COVID-19 resulted in delivery of fewer software licenses and equipment products. Service revenue was lower primarily as a result of less efficient projects as well as initial impacts from COVID-19. Governmental travel restrictions and our customers focus on COVID-19 mitigation efforts led to delays in implementation projects contributing to lower services revenue beginning in March. Given the nature of our projects (e.g. fixed bid), the time taken to complete projects in comparison to the original expectation can vary significantly resulting from a number of factors including complexity, customer focus, accuracy of the original scope, etc. Additionally, we significantly increased capacity in the fourth quarter of 2019. Some of this inefficiency seen in the first quarter can be attributed to the significant training and other efforts undertaken by the services team as these new hires were assimilated into the professional service organization. Our current expectation is that these individuals will be fully utilized beginning in the second quarter of 2020, excluding any effects from COVID-19.
For the three months ended March 31, 2020 as compared to the same period in 2019, the decrease in maintenance revenue primarily relates to certain one-time revenue reflected in the results for the three months ended March 31, 2019 that did not occur during the first quarter of 2020. These one-time items generally relate to specific renewal contracts that do not have auto-renewal terms and for which we must negotiate for at the end of each term. We are generally precluded from recognizing revenue on these contracts until new terms have been agreed to even though we generally will continue to provide maintenance service for these customers while negotiations are on-going. While certain of our commercial customers require this type of contract renewal, these contracts are generally limited to government organizations including federal, state and local entities. When a renewal of this nature has been contracted, it is often accompanied by several months of "catch-up" revenue from services performed in past periods resulting in a one-time value that is greater than the normal monthly revenue expected over the life of the remaining term.
Operating Expenses
The following is a review of our operating expense categories for the three months ended March 31, 2020 and 2019. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	Total	%
Payroll and related	$5,785	$4,931	$854	17.3%
Cost of sales	1,940	2,080	(140)	(6.7)%
Stock-based compensation	119	107	12	11.2%
Other	420	474	(54)	(11.4)%
Total cost of revenue	$8,264	$7,592	$672	8.9%
FTE Employees	203	177	26	14.7%
Cost of revenue expense increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in payroll and related expenses, partially offset by a decrease in cost of sales. The increase in payroll and related is due to an increase in headcount for added professional services resources to drive corresponding revenue. The decrease in cost of sales is primarily related to lower hardware revenues with a corresponding decrease in related costs as well as lower costs related to professional services as the result of travel restrictions related to COVID-19.
Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	Total	%
Payroll and related	$4,761	$4,263	$498	11.7%
Outside services	1,584	1,745	(161)	(9.2)%
Capitalized software development	(1,705)	—	(1,705)	100.0%
Stock-based compensation	236	11	225	2,045.5%
Other	573	148	425	287.2%
Total research and development	$5,449	$6,167	$(718)	(11.6)%
FTE Employees	123	121	2	1.7%
Research and development expenses decreased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the capitalization of certain development costs related to Spok Go, as development efforts reached project phases where certain costs qualified for capitalization. Refer to Note 4 "Significant Accounting Policies Update" and Note 7 "Consolidated Financial Statement Components" for further detail. The capitalization of development costs partially offset anticipated increases in payroll and related compensation expenses, as we continue to focus on the development efforts of our software solutions. We intend to maintain these efforts based on their importance to our continued success and do not anticipate a return to historically low costs. However, increases in development costs have grown at a slower pace when compared to prior years. These costs will continue to substantially impact margins and our cash flow from operations. The benefits from our development efforts are contingent upon successful introduction and adoption of Spok Go in the marketplace which we expect to gradually take place over the next several years.
Technology Operations. Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	Total	%
Payroll and related	$2,712	$2,647	$65	2.5%
Site rent	3,398	3,296	102	3.1%
Telecommunications	1,001	996	5	0.5%
Stock-based compensation	43	30	13	43.3%
Other	750	705	45	6.4%
Technology Operations	$7,904	$7,674	$230	3.0%
FTE Employees	90	92	(2)	(2.2)%
Technology operations expense increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the increase in site rent and other minor expenses. The increase in site rent is primarily related to a one time reduction made during the first quarter of 2019 which did not similarly impact the first quarter of 2020. Excluding this one time reduction, site rent costs decreased as a result of our continued efforts related to network rationalization. The number of active transmitters declined 2.5% in March 31, 2020 compared to March 31, 2019. The number of active transmitters directly relates to the amount of site rent expenses we generally incur on a recurring basis. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	Total	%
Payroll and related	$3,583	$3,273	$310	9.5%
Commissions	1,212	1,424	(212)	(14.9)%
Stock-based compensation	172	161	11	6.8%
Advertising and events	784	933	(149)	(16.0)%
Other	610	319	291	91.2%
Total selling and marketing	$6,361	$6,110	$251	4.1%
FTE Employees	101	95	6	6.3%
Selling and marketing expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the increase in payroll and related and other various expenses, partially offset by the decrease in commissions and advertising and events. The increase in payroll and related expenses is primarily related to an increase in headcount. The decrease in advertising and events expenses is largely due to management's focused efforts to reduce marketing costs to augment research and development initiatives. The decrease in commissions expenses primarily relates to the decrease in revenue and the related commissions associated with those revenues.

General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	Total	%
Payroll and related	$4,134	$4,041	$93	2.3%
Stock-based compensation	612	219	393	179.5%
Bad debt	43	308	(265)	(86.0)%
Facility rent, office, and technology costs	2,068	2,294	(226)	(9.9)%
Outside services	2,036	1,776	260	14.6%
Taxes, licenses and permits	859	921	(62)	(6.7)%
Other	1,499	1,188	311	26.2%
Total general and administrative	$11,251	$10,747	$504	4.7%
FTE Employees	103	106	(3)	(2.8)%
General and administrative expenses increased for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to an increase in stock-based compensation. The increase in stock-based compensation is largely due to forfeitures related to the resignation of an NEO during the three months ended March 31, 2019 that did not impact the three months ended March 31, 2020.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.1 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $0.3 million in depreciation, amortization and accretion expenses for the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to certain computer hardware and software assets becoming fully depreciated in 2019 and continued efforts to reduce capital expenditures. For additional details regarding depreciation, amortization and accretion expenses refer to Note 7, "Consolidated Financial Statement Components."
Provision for income taxes. Expense from income taxes was $0.7 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Income tax expense increased $0.1 million for the three months ended March 31, 2020 compared to the same period in 2019. The change in the provision for income taxes for the three months ended March 31, 2020 as compared to the same period in 2019 primarily relates the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and certain discrete items. Further details can be found in Note 11, "Income Taxes."
Liquidity and Capital Resources
At March 31, 2020, we had cash and cash equivalents and short-term investments of $72.2 million.
The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of invested cash and cash in our operating accounts. The invested cash is invested in interest bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions. Our short-term investments consist entirely of U.S. Treasury securities which are classified as held-to-maturity and are measured at amortized cost on our Condensed Consolidated Balance Sheets.
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
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business, and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to continue to substantially invest in the development of our integrated communications platform over the next several years, commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period, and possibly longer until revenues from Spok Go begin to be realized.
In response to COVID-19, management has enacted certain cost mitigation measures, as previously discussed, that it believes will allow the Company to operate in a cash flow positive manner for the remainder of the year. While we had previously mentioned the potential impact on our revenues, we do not expect COVID-19 will have a material impact on our liquidity at this time given our ability to reduce costs further, if necessary.

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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at March 31, 2020, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$1,317	$1,223	$94
Net cash used in investing activities	(2,642)	(16,111)	13,469
Net cash used in financing activities	(3,532)	(5,468)	1,936
Net Cash Provided by Operating Activities. For the three months ended March 31, 2020 cash provided by operating activities was $1.3 million due primarily to non-cash items such as depreciation, amortization and accretion of $2.1 million, stock-based compensation of $1.1 million, deferred income tax expense of $0.8 million, partially offset by net loss of $4.5 million. Cash provided by operating activities also increase resulting from the change in accounts receivable of $2.4 million and prepaid expenses, inventory, and other assets of $1.0 million, partially offset by changes in accounts payable, accrued liabilities and other of $1.1 million and deferred revenue of $0.5 million
Cash provided by operating activities for the three months ended March 31, 2019 was $1.2 million, due primarily to net income of $0.7 million and non-cash items such as depreciation, amortization and accretion of $2.4 million, stock-based compensation of $0.5 million, deferred income tax expense of $0.5 million and other non-cash items of $0.4 million. Cash provided by operating activities also increased resulting from the change in prepaid expenses, inventory, and other assets of $2.2 million and deferred revenue of $1.8 million, partially offset by the changes in account receivable of $4.8 million and accounts payable, accrued liabilities, and other of $2.5 million.
Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended March 31, 2020 and 2019 was $2.6 million and $16.1 million, respectively, due primarily to the capitalization of software development costs and purchases of property and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended March 31, 2020 was $3.5 million due primarily to cash distributions to stockholders. Cash used in financing activities for the the three months ended March 31, 2019 was $5.5 million due primarily to cash distributions to stockholder and the purchase of common stock.
Future Cash Dividends to Stockholders. On April 29, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 25, 2020, and a payment date of June 24, 2020. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Other. For 2020, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Total rent expense under operating leases was $4.2 million for the three months ended March 31, 2020 and 2019, respectively.
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
There have been no changes to the critical accounting policies reported in the 2019 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 4, "Significant Accounting Policies Update."
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2020, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2019 Annual Report have not materially changed during the quarter ended March 31, 2020 other than the additional risk factor provided below:
Our business, financial condition and operating results have been, and will continue to be, adversely affected by the recent COVID-19 pandemic.
The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. In particular, health care organizations, have faced, and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and the overburdening of staff and resource capacity.
Our business, financial condition and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has caused, and will continue to cause, delays in or the loss of revenue from services that require onsite implementation as well as delays in or the loss of software bookings, as health care organizations are putting these projects on hold to focus limited resources and personnel capacity toward the treatment of COVID-19. We also may be affected by the cancellation of or delay in healthcare information technology and management systems conferences and exhibitions, like the Healthcare Information and Management Systems Society (HIMSS) Global Health Conference & Exhibition, which was scheduled to take place in early March and would have allowed us to continue the rollout of Spok Go. The cancellation of or delay in these types of conferences and exhibitions may negatively affect our growth in Spok Go revenues.
The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2020.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 30, 2020					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated April 30, 2020					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated April 30, 2020					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated April 30, 2020					Furnished
101.INS	XBRL Instance Document*					Furnished
101.SCH	XBRL Taxonomy Extension Schema*					Furnished
101.CAL	XBRL Taxonomy Extension Calculation*					Furnished
101.DEF	XBRL Taxonomy Extension Definition*					Furnished
101.LAB	XBRL Taxonomy Extension Labels*					Furnished
101.PRE	XBRL Taxonomy Extension Presentation*					Furnished

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: April 30, 2020	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)