Form 10-Q
period 2020-06-30
Spok Holdings, Inc
filed 2020-07-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

or

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,050,391 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 24, 2020.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$40,886	$47,361
Short-term investments	29,974	29,899
Accounts receivable, net	29,595	30,174
Prepaid expenses	7,921	7,517
Other current assets	2,997	2,714
Total current assets	111,373	117,665
Non-current assets:
Property and equipment, net	7,169	8,000
Operating lease right-of-use assets	14,795	16,317
Capitalized software development	5,300	—
Goodwill	124,182	124,182
Intangible assets, net	1,667	2,917
Deferred income tax assets, net	48,022	48,983
Other non-current assets	1,187	1,808
Total non-current assets	202,322	202,207
Total assets	$313,695	$319,872
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,717	$3,615
Accrued compensation and benefits	10,576	11,680
Accrued taxes	1,487	1,529
Deferred revenue	24,688	25,944
Operating lease liabilities	5,267	5,437
Other current liabilities	3,165	2,978
Total current liabilities	50,900	51,183
Non-current liabilities:
Asset retirement obligations	6,146	6,061
Operating lease liabilities	10,162	11,575
Other non-current liabilities	806	959
Total non-current liabilities	17,114	18,595
Total liabilities	68,014	69,778
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	88,681	86,874
Accumulated other comprehensive loss	(1,718)	(1,601)
Retained earnings	158,716	164,819
Total stockholders’ equity	245,681	250,094
Total liabilities and stockholders' equity	$313,695	$319,872

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2020	2019	2020	2019
Revenue:
Wireless	$21,078	$22,127	$42,465	$44,737
Software	14,661	17,398	30,541	36,551
Total revenue	35,739	39,525	73,006	81,288
Operating expenses:
Cost of revenue	5,901	7,239	14,165	14,831
Research and development	2,754	6,807	8,203	12,974
Technology operations	7,212	7,866	15,115	15,540
Selling and marketing	3,831	5,574	10,192	11,684
General and administrative	10,810	11,696	22,061	22,443
Depreciation, amortization and accretion	2,072	2,335	4,218	4,694
Total operating expenses	32,580	41,517	73,954	82,166
Operating income (loss)	3,159	(1,992)	(948)	(878)
Interest income	146	452	509	901
Other income (expense)	101	602	(37)	367
Income (loss) before income taxes	3,406	(938)	(476)	390
Benefit from (provision for) income taxes	353	268	(304)	(318)
Net income (loss)	$3,759	$(670)	$(780)	$72
Basic and diluted net income (loss) per common share	$0.20	$(0.03)	$(0.04)	$—
Basic weighted average common shares outstanding	19,016,853	19,217,866	18,987,469	19,207,476
Diluted weighted average common shares outstanding	19,115,148	19,217,866	18,987,469	19,375,599
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(Unaudited and in thousands)
Net income (loss)	$3,759	$(670)	$(780)	$72
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	103	(33)	(117)	(93)
Other comprehensive income (loss)	103	(33)	(117)	(93)
Comprehensive income (loss)	$3,862	$(703)	$(897)	$(21)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2019	19,389,066	$2	$89,258	$185,294	$274,554
Net income	—	—	—	742	742
Purchase of common stock for tax withholding	(67,648)	—	(1,011)	—	(1,011)
Amortization of stock-based compensation	—	—	528	—	528
Cash dividends declared	—	—	—	(2,479)	(2,479)
Common stock repurchase program including commissions	(131,012)	—	(1,810)	—	(1,810)
Issuance of restricted stock under the 2012 Equity Plan and other	13,650	—	—	70	70
Cumulative translation adjustment	—	—	(60)	—	(60)
Balance, March 31, 2019	19,204,056	$2	$86,905	$183,627	$270,534
Net loss	—	—	—	(670)	(670)
Amortization of stock-based compensation	—	—	1,029	—	1,029
Cash dividends declared	—	—	—	(2,480)	(2,480)
Issuance of restricted stock under the 2012 Equity Plan and other	17,910	—	120	—	120
Cumulative translation adjustment	—	—	(33)	—	(33)
Balance, June 30, 2019	19,221,966	$2	$88,021	$180,477	$268,500

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, January 1, 2020	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(4,539)	(4,539)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Purchase of common stock for tax withholding	(79,981)	—	(903)	—	(903)
Amortization of stock-based compensation	—	—	1,182	—	1,182
Cash dividends declared	—	—	—	(2,488)	(2,488)
Issuance of restricted stock under the 2012 Equity Plan and other	1,918	—	—	19	19
Cumulative translation adjustment	—	—	(220)	—	(220)
Balance, March 31, 2020	18,993,551	$2	$85,332	$157,446	$242,780
Net income	—	—	—	3,759	3,759
Amortization of stock-based compensation	—	—	1,362	—	1,362
Cash dividends declared	—	—	—	(2,491)	(2,491)
Issuance of restricted stock under the 2012 Equity Plan and other	30,244	—	166	2	168
Cumulative translation adjustment	—	—	103	—	103
Balance, June 30, 2020	19,023,795	$2	$86,963	$158,716	$245,681

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2020	2019
Operating activities:
Net (loss) income	$(780)	$72
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,218	4,694
Deferred income tax expense	290	208
Stock-based compensation	2,544	1,557
Provision for doubtful accounts, service credits and other	673	272
Changes in assets and liabilities:
Accounts receivable	(670)	(6,682)
Prepaid expenses, inventory, and other assets	1,997	2,075
Accounts payable, accrued liabilities and other	(440)	(3,161)
Deferred revenue	(1,373)	1,734
Net cash provided by operating activities	6,459	769
Investing activities:
Purchase of property and equipment	(1,895)	(2,783)
Capitalized software development	(5,300)	—
Purchase of short-term investments	(29,877)	(29,650)
Maturity of short-term investments	30,000	4,000
Net cash used in investing activities	(7,072)	(28,433)
Financing activities:
Cash distributions to stockholders	(5,008)	(5,049)
Purchase of common stock (including commissions)	—	(1,810)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	166	119
Purchase of common stock for tax withholding on vested equity awards	(903)	(1,017)
Net cash used in financing activities	(5,745)	(7,757)
Effect of exchange rate on cash	(117)	(93)
Net decrease in cash and cash equivalents	(6,475)	(35,514)
Cash and cash equivalents, beginning of period	47,361	83,343
Cash and cash equivalents, end of period	$40,886	$47,829
Supplemental disclosure:
Income taxes paid	$148	$683

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok," "we," "our" or the "Company"), through its wholly owned subsidiary Spok, Inc., is the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on the Spok Care Connect platform to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients. Our customers send over 100 million messages each month through their Spok solutions.
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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the unaudited Condensed Consolidated Financial Statements include all adjustments and accruals that are necessary for the presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature with the exception of our adoption of Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, often referred to as Current Expected Credit Losses ("CECL"). For additional details refer to Note 3, "Recent Accounting Standards".
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
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2019 Annual Report. Significant changes to our accounting policies that occurred during the six months ended June 30, 2020 are discussed below:
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
In accordance with ASC 350-40, Internal-use Software, certain software development costs are capitalized while in the application development stage related to software developed for internal use or software sold in a Software-as-a-service ("SaaS") arrangement. This includes certain development costs for Spok Go. All other costs incurred during the preliminary project stage or the post-implementation stage, are expensed as incurred. Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years, beginning when those development efforts have been placed into service (e.g., generally once made commercially available). Determining the estimated useful life requires significant judgment as we consider factors such as the rapid and continuous developments in software technology, obsolescence and anticipated life of the service offering before enhancements are necessary. In a SaaS environment, customer needs are rapidly evolving and a shorter useful life is generally expected.

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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Wireless products and services	$21,078	$22,127	$42,465	$44,737
License	749	1,676	1,704	4,516
Services	3,812	4,835	8,359	10,040
Hardware	601	842	1,327	1,805
Maintenance	9,499	10,045	19,151	20,190
Total revenue	$35,739	$39,525	$73,006	$81,288

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2020 and 2019. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
United States	$35,328	$38,447	$71,831	$78,213
International	411	1,078	1,175	3,075
Total revenue	$35,739	$39,525	$73,006	$81,288
Deferred Revenues
Our deferred revenues represent payments made or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the six months ended June 30, 2020 are as follows:

(Dollars in thousands)	December 31, 2019	Additions	Revenue Recognized	June 30, 2020
Deferred Revenue	$26,621	$29,282	$(30,655)	$25,248

During the six months ended June 30, 2020, the Company recognized $20.2 million related to amounts deferred as of December 31, 2019.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the six months ended June 30, 2020 are as follows:

(Dollars in thousands)	December 31, 2019	Additions	Commissions Recognized	June 30, 2020
Prepaid Commissions	$2,431	$1,870	$(2,064)	$2,237

Prepaid commissions are included within Prepaid expenses on the Condensed Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at June 30, 2020 was $48.4 million. We expect to recognize approximately $36.8 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

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

Lease costs are included in technology operations and general and administrative expenses on the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$1,392	$1,347	$2,774	$2,727
Short-term lease cost	2,037	2,232	4,014	4,169
Short-term lease cost - related party(1)	899	920	1,789	1,822
Total lease cost	$4,328	$4,499	$8,577	$8,718

Supplemental Disclosure:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,362
Weighted-average remaining lease term - operating leases	5.30 years
Weighted-average discount rate - operating leases	5.33%
(1) A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. Refer to Note 13, "Related Parties" for additional details.
Maturities of lease liabilities as of June 30, 2020 were as follows:

For the Year Ended December 31,	(Dollars in thousands)
For the remaining six months ending December 31, 2020	$2,806
2021	4,688
2022	3,025
2023	1,998
2024	1,493
Thereafter	3,689
Total future lease payments	17,699
Imputed interest	(2,270)
Total	$15,429

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Depreciation
Leasehold improvements	$14	$12	$30	$36
Asset retirement costs	(160)	(192)	(321)	(384)
Paging and computer equipment	1,395	1,657	2,873	3,323
Furniture, fixtures and vehicles	81	95	151	193
Total depreciation	1,330	1,572	2,733	3,168
Amortization	625	625	1,250	1,250
Accretion	117	138	235	276
Total depreciation, amortization and accretion expense	$2,072	$2,335	$4,218	$4,694

Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $2.2 million and $1.3 million at June 30, 2020 and December 31, 2019, respectively. Accounts receivable, net includes $7.3 million and $6.4 million of unbilled receivables at June 30, 2020 and December 31, 2019, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2020	December 31, 2019
Leasehold improvements	shorter of useful life or lease term	$3,620	$3,620
Asset retirement costs	1-5	1,922	1,922
Paging and computer equipment	1-5	94,421	96,562
Furniture, fixtures and vehicles	3-5	3,490	3,716
Total property and equipment		103,453	105,820
Accumulated depreciation		(96,284)	(97,820)
Total property and equipment, net		$7,169	$8,000

Capitalized Software Development
Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years. Capitalized software development costs were $3.6 million and $5.3 million for the three and six months ended June 30, 2020 and no capitalized costs were recorded for the three and six months ended June 30, 2019. There was no amortization expense with respect to software development costs for the six months ended June 30, 2020 and 2019.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the three months ended June 30, 2020, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While a formal impairment assessment is performed annually, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
Intangible Assets
Amortizable intangible assets at June 30, 2020 related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. Such intangibles are being amortized over a period of ten years. For the years ending December 31, 2020 and 2021 there is an estimated remaining amortization of $1.3 million and $0.4 million, respectively.
The net consolidated balance of intangible assets consisted of the following at June 30, 2020:

(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance
Customer relationships	10	$25,002	$(23,335)	$1,667

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total
Balance at January 1, 2020	$90	$6,061	$6,151
Accretion	(19)	254	235
Amounts paid	(136)	—	(136)
Reclassifications	169	(169)	—
Balance at June 30, 2020	$104	$6,146	$6,250
The short-term portion balance above is included within Other current liabilities on the Condensed Consolidated Balance Sheet at June 30, 2020 and December 31, 2019.
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
At June 30, 2020 and December 31, 2019, we had no stock options outstanding.
At June 30, 2020 and December 31, 2019, there were 19,023,795 and 19,071,614 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
The following table details our cash dividends declared in 2020. Cash dividends paid as disclosed in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)
				(Dollars in thousands)
February 26, 2020	March 16, 2020	March 30, 2020	$0.125	$2,488
April 29, 2020	May 25, 2020	June 24, 2020	0.125	2,491
	Total		$0.250	$4,979
(1) The total declared reflects the cash dividends declared in relation to common stock and unvested RSUs.
On July 29, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 17, 2020, and a payment date of September 10, 2020. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Net Income (Loss) per Common Share
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
The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss)	$3,759	$(670)	$(780)	$72

Denominator:
Basic and diluted weighted average outstanding shares of common stock	19,016,853	19,217,866	18,987,469	19,207,476
Diluted weighted average outstanding shares of common stock	19,115,148	19,217,866	18,987,469	19,375,599
Basic and diluted net income (loss) per common share	$0.20	$(0.03)	$(0.04)	$—

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2020 and 2019 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock units	—	$118,459	$232,825	$—

Share-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that was subsequently approved by our stockholders on May 16, 2012. A total of 2,194,986 shares of common stock have been reserved for issuance under this plan. Awards under the 2012 Equity Plan may be in the form of stock options, common stock, restricted stock, restricted stock unit awards ("RSUs"), performance and time based awards, dividend equivalents, deferred stock, deferred stock units, or stock appreciation rights. Restricted stock awards generally vest one year from the date of grant. Related dividends accumulate during the vesting period and are paid at the time of vesting. Contingent RSUs awards generally vest over a three-year performance period upon successful completion of the performance objectives. Non-contingent RSUs awards generally vest in thirds, annually, over a three-year period. Dividend equivalents rights generally accompany each RSU award and those rights accumulate and vest along with the underlying RSUs.
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan”) that was subsequently approved by our stockholders on July 28, 2020. As of July 28, 2020, a total of 1,699,950 shares of common stock have been reserved for issuance under the 2020 Equity Plan, and no further grants will be made under the 2012 Equity Plan. However, the 2012 Equity Plan will continue to govern all outstanding awards thereunder. Awards under the 2020 Equity Plan may be in the form of stock options, restricted common stock, RSUs, performance awards, dividend equivalents, stock payment awards, deferred stock, deferred stock units, stock appreciation rights or other stock or cash based awards. Restricted stock awards generally vest one year from the date of grant. Related dividends accumulate during the vesting period and are paid at the time of vesting. Contingent RSUs generally vest over a three-year performance period upon successful completion of the performance objectives. Non-contingent RSUs generally vest in thirds, annually, over a three-year period. Dividend equivalents rights generally accompany each RSU award and those rights accumulate and vest along with the underlying RSU. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of June 30, 2020, there was an aggregate of 923,363 unvested RSUs and restricted stock outstanding under the 2012 Equity Plan.
The following table summarizes the activities under the 2012 Equity Plan from January 1, 2020 through June 30, 2020:

Activity
Shares of common stock available at January 1, 2020	646,480
RSU and restricted stock awarded to eligible employees, net of forfeitures	(519,934)
Total common stock available at June 30, 2020	126,546

The following table details activities with respect to outstanding RSUs and restricted stock for the six months ended June 30, 2020:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2020	419,426	$14.00
Granted	549,589	12.20
Vested	(15,997)	13.44
Forfeited	(29,655)	12.50
Unvested at June 30, 2020	923,363	$12.99

Of the 923,363 unvested RSUs and restricted stock outstanding at June 30, 2020, 467,328 RSUs include contingent performance requirements for vesting purposes. At June 30, 2020, there was $6.6 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.

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
For the three months ended June 30, 2020 and 2019, 18,586 and 9,876 shares, respectively, of the Company's common stock were purchased for a total cost of $0.2 million and $0.1 million, respectively.

The following table summarizes the activities under the ESPP from January 1, 2020 through June 30, 2020:

Activity
Total ESPP equity securities available at January 1, 2020	184,860
ESPP common stock purchased by eligible employees	(18,586)
Total ESPP securities available at June 30, 2020	166,274

Amounts withheld from participants will be classified as Accrued compensation and benefits on the Condensed Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the Condensed Consolidated Financial Statements.
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
The following table reflects the items for stock-based compensation expense on the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Performance-based RSUs	$516	$434	$860	$541
Time-based RSUs and restricted stock	815	571	1,628	975
ESPP	31	24	56	41
Total stock-based compensation	$1,362	$1,029	$2,544	$1,557

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 - INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020. The CARES Act was initiated to provide stimulus and relief in response to the coronavirus disease 2019 ("COVID-19") pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, we believe the following items may provide certain relief for our Company:

•
Payroll Tax Deferral - Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes being due on December 31, 2021, and the remainder due on December 31, 2022. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a deferral of between $1.5 million and $3.0 million in payroll taxes. For the six months ended June 30, 2020 we have deferred approximately $0.6 million of payroll taxes under this provision.

•
Employee Retention Credits - Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit is for the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, our Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 crisis. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a tax credit of between $0.8 million and $1.5 million. For the six months ended June 30, 2020 we have claimed approximately $0.8 million in employee retention credits.

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
At June 30, 2020, we had total deferred income tax assets ("DTAs") of $48.0 million and no valuation allowance. This reflects a decrease of $1.0 million from the December 31, 2019 DTAs of $49.0 million and no valuation allowance.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2020 to the commitments and contingencies previously reported in the 2019 Annual Report.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 - RELATED PARTIES
A member of our Board of Directors also serves as a director for an entity that leases transmission tower sites to the Company. For both the three months ended June 30, 2020 and 2019, we incurred site rent expenses of $0.9 million from the entity on which the individual serves as a director. For both the six months ended June 30, 2020 and 2019, we incurred site rent expense of $1.8 million from the entity on which the individual serves as a director. Site rent expenses are included in Technology operations expenses on the Condensed Consolidated Statements of Operations.
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended June 30, 2020 and 2019, we recognized revenues of $0.2 million related to contracts from the entity at which the individual is employed. For both the six months ended June 30, 2020 and 2019, we recognized revenue of $0.3 million related to contracts from the entity at which the individual is employed.
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

COVID-19
Coronavirus disease 2019 ("COVID-19") has significantly impacted the global economy. While the United States first began experiencing an impact in late February of this year, federal and state restrictions were not widely adopted until late in the first quarter. Given the significant uncertainties that exist regarding COVID-19 it is difficult for us to predict the short and long-term implications that this pandemic will continue to have on our business. There is a high level of uncertainty around COVID-19 including, but not limited to: the length of time in which government restrictions will remain in place or whether the restrictions will be implemented again in certain locations; the ability to contain the spread of the virus; the time it will take for the general economy to recover; the potential for a resurgence of the virus; and the time it will take hospitals to return to a more normal operating state. As a result, we are unable to quantify the potential impact that COVID-19 may have on our business. Beginning in late February, we have seen, and expect to continue to see, a direct impact on our sales cycle as hospitals delay purchasing decisions and deal with staff reductions. These delays impact our software bookings, which directly impacts license and equipment revenues. We have also seen, and expect to continue to see, delays in our ability to deliver on-site implementation services, which impacts our services revenue. While much of our implementation process can be performed remotely, the on-premise nature of our solutions require some level of on-site availability to complete and finalize customer software solutions. We believe we will continue to see a decrease in our professional services revenue, in comparison to normal operating levels, for the remainder of this year. Our ability to return to normal operating levels will largely be driven by our customers and their ability to bring operations back to levels beyond just critical needs and emergency services. Many hospitals have reduced or eliminated elective surgeries focusing on COVID-19 preparation and mitigation. As a result, many hospitals have temporarily furloughed employees in clinical, administrative and technology positions in order to ensure sustained cash flow during these unknown times. The personnel being furloughed are critical to both our sales cycle as well as our on-premise deployments and implementations. Additionally, many hospitals have restrictive social distancing guidelines in place in order to ensure the safety of their personnel and patients. These restrictions can make it difficult for external personnel who are not critical to the immediate operating needs of a hospital, such as our implementation staff, to gain access. These factors can vary considerably depending on the size of an organization, geographical location and local regulations. Thus, we continue to believe there will be a significant impact on our software revenues for the full year ending December 31, 2020 given the continued disruptions to our business we anticipate. However, with regard to implementation services, these impacts are primarily a delay in timing. The revenue still resides in our backlog of performance obligations ready to deliver at some point in the future. As facts and circumstances continue to evolve over the coming months, we will continue to assess and communicate the anticipated impact on our business. While we believe revenue is likely to be impacted for the full year ending December 31, 2020, we are diligently pursuing counter measures to prudently manage operating expenses during this time, with a goal of neutralizing the impact of COVID-19 on our cash flows for the remaining six months ending December 31, 2020. More specifically, the Company enacted a Company-wide plan that reduced work schedules with a related temporary reduction in salary during the second quarter of 2020 and will continue with a similar plan for the third quarter. While the Company has the ability to continue this plan for the foreseeable future, we anticipate re-evaluating our position on a quarterly basis based on the progression of COVID-19, impacts on our business, and other facts and circumstances as deemed relevant by management. Additionally, we believe the Company will continue to see some benefits from the Coronavirus Aid Relief and Economic Security ("CARES") Act discussed in further detail below.
The CARES Act was signed into law on March 27, 2020 to provide stimulus and relief in response to the COVID-19 pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, we believe the following items may provide certain relief for our Company:

•
Payroll Tax Deferral - Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes being due on December 31, 2021, and the remainder due on December 31, 2022. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a total deferral of between $1.5 million and $3.0 million in payroll taxes. For the six months ended June 30, 2020 we have deferred approximately $0.6 million of payroll taxes under this provision.

•
Employee Retention Credits - Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit is for the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, our Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 crisis. While we continue to assess the impact of the CARES Act, we believe this is likely to result in a tax credit of between $0.8 million and $1.5 million. For the six months ended June 30, 2020 we have claimed approximately $0.8 million in employee retention credits.

•
Alternative Minimum Tax ("AMT") Credit - Allows for an immediate refund of all refundable AMT credits resulting from passage of the Tax Cuts and Jobs Act of 2017. This will result in accelerated collection of approximately $1.3 million of other current assets.

As previously mentioned, we believe our cost mitigation efforts, in addition to relief provided by the CARES Act and natural cost savings that will materialize as a result of COVID-19 (e.g., reduced travel and events), will allow us to offset any negative cash flow impact resulting from COVID-19 for the remainder of the year.
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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software subscription, software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software) and post-contract support (on-going maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement. For the six months ended June 30, 2020, wireless revenue represented approximately 58.2% and software revenue represented approximately 41.8% of our consolidated revenue.
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

•
Research and Development. These expenses relate primarily to the development of new software products and the ongoing maintenance and enhancement of existing products. This classification consists primarily of employee payroll and related expenses, outside services related to the design, development, testing and enhancement of our solutions and to a lesser extent hardware equipment. The research and development costs are partially offset by capitalization of certain development costs for Spok Go.

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

•
General and administrative. These are expenses associated with information technology and administrative functions, which include finance and accounting, human resources and executive management. This classification consists primarily of payroll and related expenses, stock-based compensation outside services expenses, taxes, licenses and permit expenses, and facility rent expenses.

Results of Operations
The following table is a summary of our Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2020 and 2019

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Total	%	2020	2019	Total	%
Revenue:
Wireless	$21,078	$22,127	$(1,049)	(4.7)%	$42,465	$44,737	$(2,272)	(5.1)%
Software	14,661	17,398	(2,737)	(15.7)%	30,541	36,551	(6,010)	(16.4)%
Total revenue	35,739	39,525	(3,786)	(9.6)%	73,006	81,288	(8,282)	(10.2)%
Operating expenses:
Cost of revenue	5,901	7,239	(1,338)	(18.5)%	14,165	14,831	(666)	(4.5)%
Research and development	2,754	6,807	(4,053)	(59.5)%	8,203	12,974	(4,771)	(36.8)%
Technology operations	7,212	7,866	(654)	(8.3)%	15,115	15,540	(425)	(2.7)%
Selling and marketing	3,831	5,574	(1,743)	(31.3)%	10,192	11,684	(1,492)	(12.8)%
General and administrative	10,810	11,696	(886)	(7.6)%	22,061	22,443	(382)	(1.7)%
Depreciation, amortization and accretion	2,072	2,335	(263)	(11.3)%	4,218	4,694	(476)	(10.1)%
Total operating expenses	32,580	41,517	(8,937)	(21.5)%	73,954	82,166	(8,212)	(10.0)%
Operating income (loss)	3,159	(1,992)	5,151	(258.6)%	(948)	(878)	(70)	8.0%
Interest income	146	452	(306)	(67.7)%	509	901	(392)	(43.5)%
Other income (expense)	101	602	(501)	(83.2)%	(37)	367	(404)	(110.1)%
Income (loss) before income taxes	3,406	(938)	4,344	(463.1)%	(476)	390	(866)	(222.1)%
Benefit from (provision for) income taxes	353	268	85	31.7%	(304)	(318)	14	(4.4)%
Net income (loss)	$3,759	$(670)	$4,429	(661.0)%	$(780)	$72	$(852)	(1,183.3)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	610	600	10	1.7%
Active transmitters	3,770	3,878	(108)	(2.8)%

Revenue
The table below details total revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Total	%	2020	2019	Total	%
Revenue - wireless:
Paging revenue	$19,990	$21,342	$(1,352)	(6.3)%	$40,441	$43,029	$(2,588)	(6.0)%
Product and other revenue	1,088	785	303	38.6%	2,024	1,708	316	18.5%
Total wireless revenue	21,078	22,127	(1,049)	(4.7)%	42,465	44,737	(2,272)	(5.1)%

Revenue - software:
License	749	1,676	(927)	(55.3)%	1,704	4,516	(2,812)	(62.3)%
Services	3,812	4,835	(1,023)	(21.2)%	8,359	10,040	(1,681)	(16.7)%
Equipment	601	842	(241)	(28.6)%	1,327	1,805	(478)	(26.5)%
Operations revenue	5,162	7,353	(2,191)	(29.8)%	11,390	16,361	(4,971)	(30.4)%
Maintenance revenue	9,499	10,045	(546)	(5.4)%	19,151	20,190	(1,039)	(5.1)%
Total software revenue	14,661	17,398	(2,737)	(15.7)%	30,541	36,551	(6,010)	(16.4)%
Total revenue	$35,739	$39,525	$(3,786)	(9.6)%	$73,006	$81,288	$(8,282)	(10.2)%
The decrease in wireless revenue for the three and six months ended June 30, 2020 compared to the same periods in 2019 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended June 30, 2020 and 2019 was $7.24 and $7.26, respectively. Total units in service were 0.9 million and 1.0 million for the three months ended June 30, 2020 and 2019, respectively. While demand for wireless services continues to decline, it has done so at a slower rate than historically experienced. While we are optimistic that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrow band wireless service offerings to broad band technology services, our wireless revenue will continue to decrease.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of June 30,			Revenue for the Three Months Ended June 30,			Change Due To:
(in thousands)	2020	2019	Change	2020	2019	Change	ARPU	Units
Total	915	977	(62)	$19,990	$21,342	$(1,352)	$(68)	$(1,284)

	Units in Service as of June 30,			Revenue for the Six Months Ended June 30,			Change Due To:
(in thousands)	2020	2019	Change	2020	2019	Change	ARPU	Units
Total	915	977	(62)	$40,441	$43,029	$(2,588)	$(43)	$(2,545)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.

For the three and six months ended June 30, 2020, as compared to the same periods in 2019, the decrease in license revenue is related to a decrease in bookings as well as the benefit received in 2019 due to amounts included from software licenses delivered to the customer which were contracted in a prior period. During 2019, the Company began delivering software licenses to customers in the same month they were contracted for, thus a similar benefit was not seen during the three and six months ended June 30, 2020. Additionally, the delay in our sales cycle due to COVID-19 resulted in delivery of fewer software licenses and equipment products. Service revenue was lower primarily resulting from impacts of COVID-19 as social distancing and other restrictions, as will as our customers focus on COVID-19 mitigation efforts led to delays in implementation projects, contributing to lower services revenue beginning in March 2020. Given the nature of our projects (e.g. fixed bid), the time taken to complete projects in comparison to the original expectation can vary significantly, resulting from a number of factors including complexity, customer focus and project scope.
For the three and six months ended June 30, 2020 as compared to the same period in 2019, the decrease in maintenance revenue primarily relates to lower license bookings, as discussed above, from which new maintenance revenue is derived and certain one-time revenue items reflected in the results for the six months ended June 30, 2019 that did not occur in 2020. These one-time items generally relate to specific renewal contracts that do not have auto-renewal terms and for which we must negotiate for at the end of each term. We are generally precluded from recognizing revenue on these contracts until new terms have been agreed to even though we generally will continue to provide maintenance service for these customers while negotiations are on-going. While certain commercial customers require this type of contract renewal, these contracts are generally limited to government organizations including federal, state and local entities. When a renewal of this nature has been contracted, it is often accompanied by several months of "catch-up" revenue from services performed in past periods resulting in a one-time value that is greater than the normal monthly revenue expected over the life of the remaining term. As we continue to focus the majority of our development efforts on Spok Go, we anticipate a continued decline in our ability to sell new licenses for the Care Connect Suite of products. While we have not seen a meaningful increase in our normal customer churn, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Our intent is to replace this churn with the sale of Spok Go as well as transition existing on-premise customers to our cloud based solution over the next several years. Given these dynamics, we believe annual maintenance revenue is likely to be relatively flat or slightly down as we move forward, especially as we begin the process of transitioning existing customers to a subscription model.
Operating Expenses
The following is a review of our operating expense categories for the three and six months ended June 30, 2020 and 2019. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of revenue. Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Total	%	2020	2019	Total	%
Payroll and related	$4,350	$4,749	$(399)	(8.4)%	$10,135	$9,680	$455	4.7%
Cost of sales	1,098	1,900	(802)	(42.2)%	3,038	3,980	(942)	(23.7)%
Stock-based compensation	134	97	37	38.1%	253	204	49	24.0%
Other	319	493	(174)	(35.3)%	739	967	(228)	(23.6)%
Total cost of revenue	$5,901	$7,239	$(1,338)	(18.5)%	$14,165	$14,831	$(666)	(4.5)%
FTE Employees	200	178	22	12.4%	200	178	22	12.4%
For the three months ended June 30, 2020 as compared to the same period in 2019, payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to negate the impacts of COVID-19 partially offset by an increase in headcount and average cost per Full-Time Equivalent ("FTE"). These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19. The decrease in cost of sales is generally related to lower software revenue. For the six months ended June 30, 2020 as compared to the same period in 2019, payroll and related costs increased primarily as a result of an increase in headcount and average cost per FTE, partially offset by the temporary cost reductions previously discussed. The decrease in cost of sales is generally related to lower software revenue.

Research and Development. Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Total	%	2020	2019	Total	%
Payroll and related	$4,115	$4,639	$(524)	(11.3)%	$8,876	$8,902	$(26)	(0.3)%
Outside services	1,803	1,912	(109)	(5.7)%	3,387	3,657	(270)	(7.4)%
Capitalized software development	(3,596)	—	(3,596)	100.0%	(5,300)	—	(5,300)	100.0%
Stock-based compensation	243	84	159	189.3%	479	95	384	404.2%
Other	189	172	17	9.9%	761	320	441	137.8%
Total research and development	$2,754	$6,807	$(4,053)	(59.5)%	$8,203	$12,974	$(4,771)	(36.8)%
FTE Employees	122	123	(1)	(0.8)%	122	123	(1)	(0.8)%
Research and development expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019 primarily due to the capitalization of certain development costs related to Spok Go. Refer to Note 4, "Significant Accounting Policies Update" and Note 7, "Consolidated Financial Statement Components" for further detail. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to negate the impacts of COVID-19. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19. We continue to focus on the development efforts of our software solutions and intend to maintain these efforts based on their importance to our continued success. However, increases in development costs have grown at a slower pace when compared to prior years. Excluding the effects of capitalization, these costs will continue to substantially impact margins and our cash flow from operations. The benefits from our development efforts are contingent upon successful introduction and adoption of Spok Go in the marketplace which we expect to gradually take place over the next several years.
Technology Operations. Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Total	%	2020	2019	Total	%
Payroll and related	$2,213	$2,662	$(449)	(16.9)%	$4,925	$5,309	$(384)	(7.2)%
Site rent	3,399	3,480	(81)	(2.3)%	6,797	6,777	20	0.3%
Telecommunications	961	1,019	(58)	(5.7)%	1,962	2,015	(53)	(2.6)%
Stock-based compensation	47	30	17	56.7%	90	61	29	47.5%
Other	592	675	(83)	(12.3)%	1,341	1,378	(37)	(2.7)%
Technology Operations	$7,212	$7,866	$(654)	(8.3)%	$15,115	$15,540	$(425)	(2.7)%
FTE Employees	88	92	(4)	(4.3)%	88	92	(4)	(4.3)%
Technology operations expense decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to the decrease in payroll and related, and other minor expenses, as well as a decrease in site rent for the three months period. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to negate the impacts of COVID-19. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19. The decrease in site rent for the three months ended June 30, 2020 compared to the same period in 2019 is primarily due to a reduction in the number of active transmitters, which directly impacts the amount of site rent expense we incur on a recurring basis. The number of active transmitters declined 2.8% between June 30, 2020 and June 30, 2019. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.

Selling and Marketing. Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Total	%	2020	2019	Total	%
Payroll and related	$2,538	$3,329	$(791)	(23.8)%	$6,121	$6,602	$(481)	(7.3)%
Commissions	852	1,298	(446)	(34.4)%	2,064	2,722	(658)	(24.2)%
Stock-based compensation	194	128	66	51.6%	366	289	77	26.6%
Advertising and events	160	656	(496)	(75.6)%	945	1,589	(644)	(40.5)%
Other	87	163	(76)	(46.6)%	696	482	214	44.4%
Total selling and marketing	$3,831	$5,574	$(1,743)	(31.3)%	$10,192	$11,684	$(1,492)	(12.8)%
FTE Employees	99	101	(2)	(2.0)%	99	101	(2)	(2.0)%
Selling and marketing expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to the decrease in payroll and related, commissions and advertising and events. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to negate the impacts of COVID-19. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19. The decrease in commissions expenses primarily relates to a corresponding decrease in revenue. The decrease in advertising and events expenses is largely due to management's focused efforts to reduce marketing costs to augment research and development initiatives.
General and Administrative. General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	Total	%	2020	2019	Total	%
Payroll and related	$3,355	$4,136	$(781)	(18.9)%	$7,489	$8,177	$(688)	(8.4)%
Stock-based compensation	744	690	54	7.8%	1,356	908	448	49.3%
Bad debt	628	(96)	724	(754.2)%	671	212	459	216.5%
Facility rent, office, and technology costs	2,276	2,485	(209)	(8.4)%	4,345	4,778	(433)	(9.1)%
Outside services	2,043	2,306	(263)	(11.4)%	4,079	4,082	(3)	(0.1)%
Taxes, licenses and permits	804	863	(59)	(6.8)%	1,663	1,784	(121)	(6.8)%
Other	960	1,312	(352)	(26.8)%	2,458	2,502	(44)	(1.8)%
Total general and administrative	$10,810	$11,696	$(886)	(7.6)%	$22,061	$22,443	$(382)	(1.7)%
FTE Employees	101	106	(5)	(4.7)%	101	106	(5)	(4.7)%
General and administrative expenses decreased for the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to a decrease in payroll and related and various other expenses, partially offset by an increase in stock-based compensation and bad debt. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to negate the impacts of COVID-19. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19. The increase in bad debt is partly due to a change in our methodology resulting from the adoption of CECL as we now carry an allowance for current an unbilled receivables which did not occur for the same periods in 2019. The decrease in facility rent, office, and technology costs is largely due miscellaneous expense reductions stemming from management's cost saving efforts. For the six months ended June 30, 2020, the increase in stock-based compensation was largely due to forfeitures related to the resignation of an Named Executive Officer ("NEO") during the six months ended June 30, 2019 that did not occur during the six months ended June 30, 2020.
Depreciation, Amortization and Accretion. Depreciation, amortization and accretion expenses were $2.1 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $4.2 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. The decrease of $0.2 million in depreciation, amortization and accretion expenses for the three months ended June 30, 2020 compared to the same period in 2019 and the decrease of $0.5 million for the six months ended June 30, 2020 compared to the same period in 2019 are primarily due to certain computer hardware and software assets becoming fully depreciated in 2019 and continued efforts to reduce capital expenditures. For additional details regarding depreciation, amortization and accretion expenses refer to Note 7, "Consolidated Financial Statement Components."

Benefit from (provision for) income taxes. Benefit from income taxes was $0.4 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Income tax benefit increased $0.1 million for the three months ended June 30, 2020 compared to the same period in 2019. Expense from income taxes was $0.3 million for the six months ended June 30, 2020 and 2019. The change in the provision for income taxes for the three and six months ended June 30, 2020 as compared to the same period in 2019 primarily relates to the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and certain discrete items. Further details can be found in Note 11, "Income Taxes."
Liquidity and Capital Resources
At June 30, 2020, we had cash and cash equivalents and short-term investments of $70.9 million.
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
At any point in time, we have approximately $7.0 million to $12.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
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
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at June 30, 2020, should be adequate to meet our anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019
Net cash provided by operating activities	$6,459	$769	$5,690
Net cash used in investing activities	(7,072)	(28,433)	21,361
Net cash used in financing activities	(5,745)	(7,757)	2,012
Net Cash Provided by Operating Activities. For the six months ended June 30, 2020 cash provided by operating activities was $6.5 million due primarily to non-cash items such as depreciation, amortization and accretion of $4.2 million, stock-based compensation of $2.5 million, deferred income tax expense of $0.3 million, and other non-cash items of $0.7 million partially offset by net loss of $0.8 million. Cash provided by operating activities also increased resulting from the change in prepaid expenses, inventory, and other assets of $2.0 million, partially offset by changes in account receivable of $0.6 million, accounts payable, accrued liabilities and other of $0.4 million and deferred revenue of $1.4 million
Cash provided by operating activities for the six months ended June 30, 2019 was $0.8 million, due primarily to net income of $0.1 million and non-cash items such as depreciation, amortization and accretion of $4.7 million, stock-based compensation of $1.6 million, deferred income tax expense of $0.2 million and other non-cash items of $0.3 million. Cash provided by operating activities also increased resulting from the change in prepaid expenses, inventory, and other assets of $2.1 million and deferred revenue of $1.7 million, partially offset by the changes in account receivable of $6.7 million and accounts payable, accrued liabilities, and other of $3.2 million.
Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended June 30, 2020 and 2019 was $7.1 million and $28.4 million, respectively, due primarily to the capitalization of software development costs, purchases of property and equipment, and purchase and maturity of short-term investments.
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended June 30, 2020 was $5.7 million due primarily to cash distributions to stockholders. Cash used in financing activities for the the six months ended June 30, 2020 was $7.8 million due primarily to cash distributions to stockholder and the purchase of common stock.
Future Cash Dividends to Stockholders. On July 29, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 17, 2020, and a payment date of September 10, 2020. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Other. For 2020, the Board of Directors currently expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors.
Commitments and Contingencies
Operating Leases. We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Total rent expense under operating leases was $4.3 million and $4.5 million for the three months ended June 30, 2020 and 2019, respectively and $8.6 million and $8.7 million for the six months ended June 30, 2020 and 2019, respectively.
Off-Balance Sheet Arrangements. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Commitments and Contingencies. See Note 12, "Commitments and Contingencies" for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 13, "Related Parties" for a discussion regarding our related party transactions.

Critical Accounting Policies and Estimates
The preceding discussion and analysis of financial condition and operations is based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an on-going basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
There have been no changes to the critical accounting policies reported in the 2019 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 4, "Significant Accounting Policies Update."
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2020, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.   CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2019 Annual Report have not materially changed during the six months ended June 30, 2020 other than the additional risk factor provided below:
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
Our business, financial condition and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has caused, and will continue to cause, delays in or the loss of revenue from services that require onsite implementation as well as delays in or the loss of software bookings, which directly impacts license and equipment revenues, as health care organizations are putting these projects on hold to focus limited resources and personnel capacity toward the treatment of COVID-19. We also may be affected by the cancellation of or delay in healthcare information technology and management systems conferences and exhibitions, like the Healthcare Information and Management Systems Society (HIMSS) Global Health Conference & Exhibition, which was scheduled to take place in early March and would have allowed us to continue the rollout of Spok Go. The cancellation of or delay in these types of conferences and exhibitions may negatively affect our growth in Spok Go revenues.
The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including actions taken to contain COVID-19 or treat its impact and the length of time any government restrictions will remain in place, whether restrictions will be implemented again in certain locations, the time it will take for the general economy to recover, the potential for a resurgence of the virus and the time it will take hospitals to return to a more normal operating state.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2020.

ITEM 5. OTHER INFORMATION.
On July 28, 2020, the Company held its 2020 Annual Meeting of Stockholders (the “Annual Meeting”). There were 19,023,795 shares of common stock eligible to vote, of which 17,581,273 shares were represented in person or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect ten directors, to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2020, to approve, on an advisory basis, the compensation of the Company’s named executive officers (“NEOs”), to approve the Company’s 2020 Equity Incentive Award Plan (the "2020 Equity Plan") and to vote on a stockholder proposal regarding Board independence and refreshment, if properly presented at the Annual Meeting. No other business was transacted.
As reported in the tables below, ten directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed, Grant Thornton LLP was ratified as the Company's independent registered public accounting firm for the year ending December 31, 2020, the compensation of the Company's NEOs was approved, on a non-binding advisory basis, the Company’s 2020 Equity Plan was approved and the stockholder proposal regarding Board independence and refreshment was not approved.

Election of Directors:	Vote For	Vote Against	Abstentions	Broker Non-Votes
N. Blair Butterfield	13,757,012	1,796,667	11,351	2,016,243
Bobbie Byrne	13,811,762	1,742,744	10,524	2,016,243
Christine M. Cournoyer	13,839,994	1,710,322	14,714	2,016,243
Stacia Hylton	13,723,964	1,802,209	38,857	2,016,243
Vincent D. Kelly	12,801,223	2,749,967	13,840	2,016,243
Brian O’Reilly	12,530,908	3,022,720	11,402	2,016,243
Matthew Oristano	12,629,480	2,921,828	13,722	2,016,243
Brett Shockley	14,851,378	699,725	13,927	2,016,243
Todd Stein	14,674,442	875,774	14,814	2,016,243
Royce Yudkoff	12,522,969	3,028,122	13,939	2,016,243
Ratification of the Appointment of Grant Thornton LLP	Vote For	Vote Against	Abstentions	Broker Non-Votes
	17,176,824	391,056	13,393	—
Advisory Vote on the Approval of NEO Compensation	Vote For	Vote Against	Abstentions	Broker Non-Votes
	12,687,484	2,833,502	44,044	2,016,243
Approval of the 2020 Equity Incentive Award Plan.	Vote For	Vote Against	Abstentions	Broker Non-Votes
	13,195,109	2,326,652	43,269	2,016,243
Stockholder Proposal Regarding Board Independence and Refreshment	Vote For	Vote Against	Abstentions	Broker Non-Votes
	2,830,190	12,655,800	79,040	2,016,243
As noted above, at the Annual Meeting, the Company’s stockholders, upon the recommendation of the Board of Directors of the Company, approved the adoption of the 2020 Equity Plan. A detailed description of the material terms of the Plan was included in the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on June 19, 2020.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of June 18, 2020	8-K	001-32358	10.1	6/19/2020
10.2	Spok Holdings Inc. 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	6/19/2020
10.3	Cooperation Agreement, dated as of June 18, 2020, by and among Spok Holdings, Inc., White Hat Strategic Partners LP, White Hat SP GP LLC, White Hat Capital Partners LP, and White Hat Capital Partners GP LLC	8-K	001-32358	10.1	6/19/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated June 30, 2020					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated June 30, 2020					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated June 30, 2020					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated June 30, 2020					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: July 30, 2020	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)