Form 10-K
period 2020-12-31
Spok Holdings, Inc
filed 2021-02-18
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $178 million based on the closing price of $9.35 per share on the NASDAQ National Market® on June 30, 2020.
The number of shares of registrant’s common stock outstanding on February 12, 2021, was 19,369,436.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 30, 2021, are incorporated by reference into Part III of this Report.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries ("Spok" or the "Company") that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as "anticipate," "believe," "estimate," "expect," "intend," "will," "target," "forecast" and similar expressions, as they relate to Spok, are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to the following:
•Risks related to the COVID-19 pandemic and its effect on our business and the economy;
•Other economic conditions such as recessionary economic cycles, higher interest rates, inflation and higher levels of unemployment;
•Our ability to effectively develop, introduce and deploy our integrated communications platform and collaboration platform, Spok Go®;
•Continuing decline in the number of paging units we have in service with customers, commensurate with a continuing decline in our wireless revenue;
•Our dependence on the U.S. healthcare industry;
•The sales cycle of our software solutions and services can run from six to eighteen months, making it difficult to plan for and meet our sales objectives and bookings on a steady basis quarter-to-quarter and year-to-year;
•Our ability to manage wireless network rationalization to lower our costs without causing disruption of service to our customers;
•Our ability to address changing market conditions with new or revised software solutions;
•Our ability to retain key management personnel and to attract and retain talent within the organization;
•Our ability to manage change related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally;
•Competition for our services and products from new technologies or those offered and/or developed from firms that are substantially larger and have much greater financial and human capital resources;
•The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions
•We may experience litigation claiming intellectual property infringement by us, and we may not be able to protect our rights in intellectual property that we own and develop;
•Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services;
•Our ability to realize the benefits associated with our deferred income tax assets;
•Future impairments of our long-lived assets, amortizable intangible assets or goodwill; and
•Those matters that are discussed in this Annual Report under Item 1A "Risk Factors."
Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent reports on Form 10-Q and Form 8-K that it will file with the United States Securities and Exchange Commission ("SEC"). Also note that, in the risk factors section, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok’s business, statement of operations or financial condition, subsequent to the filing of this Annual Report.

PART I

The terms "we," "us," "our," "Company" and "Spok" refer to Spok Holdings, Inc. and its direct and indirect wholly owned subsidiaries.
ITEM 1. BUSINESS
Overview
Spok, Inc., a wholly owned subsidiary of Spok Holdings, Inc. (NASDAQ: SPOK), is proud to be the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on Spok products and services to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients.
Our headquarters is located at 6850 Versar Center, Suite 420, Springfield, Virginia 22151, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2020 Annual Report on Form 10-K ("2020 Form 10-K").)
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
Industry Overview
In March 2020, the World Health Organization declared Coronavirus disease 2019 ("COVID-19") a global pandemic. The pandemic has had a severe impact on the global economy and has caused a significant strain on the healthcare industry. As hospitals struggled to maintain capacity within their intensive care units, most stopped performing elective procedures in order to free up bed capacity to meet the surge of critical COVID-19 patients. Simultaneously, there was a significant decrease in non-emergency clinic visits, resulting in a marked decrease in total clinic visits and hospitalizations. This placed a significant burden on hospital cash flow and revenue, which many were still recovering from towards the end of the year.

While the impact of COVID-19 varies greatly from one organization or region to the next, in general, reducing costs was a critical theme for the healthcare provider industry in 2020. Initially, many organizations furloughed employees or significantly slowed the contracting process for new products or services as they braced for the unknown impacts of this virus. For some, there was a complete moratorium on renewals and new purchases. As hospitals began to better manage their admissions process and capacity constraints, they began to resume performing elective procedures in the second half of 2020. As a result, we began to see improved operating levels during this period. While we expect to see lingering effects in the healthcare provider industry from COVID-19 during 2021, we believe they will continue to diminish throughout 2021 as vaccination programs are implemented and administered.

Aside from the serious impact that COVID-19 has had on the healthcare industry, the United States healthcare market continues to experience significant change. Healthcare costs continue to rise, reimbursements from Centers for Medicare and Medicaid Services are being reduced in certain areas, digitization of healthcare information continues and the industry continues to shift towards a value-based purchasing model and away from the traditional fee-for-service model. The value-based purchasing model places an emphasis on incentivizing value and quality at an individual patient level in order to provide better patient outcomes and reduce 30-day readmissions.

In response, healthcare providers will require greater communication and better collaboration between clinicians in order to generate improvements in the quality, safety, satisfaction and efficiency of patient care delivery. Improvements in these areas are necessary for healthcare providers to successfully navigate many of these issues. Many providers are seeking improvement through the adoption of technology, looking to take advantage of workflow automation, process improvement and, in limited circumstances, machine learning and artificial intelligence. Providers also look to increase efficiencies through consolidation as larger health systems continue to acquire smaller hospitals for the primary purpose of gaining regional market share amongst tough competition.

We believe these changes and continued pressure for organizations to provide better services with less resources place an even greater emphasis on the need for improved clinical communication and collaboration tools to meet the increasing requirements demanded by the healthcare industry in today’s marketplace. Our solutions help hospitals significantly increase the quality and safety of patient care delivery, while increasing patient and provider satisfaction and simultaneously increasing employee productivity, reducing costs and clinician burnout. This is accomplished through workflow enhancement; secure, reliable and integrated communication tools; and mobile accessibility.
Sales and Marketing
Sales

We market and distribute our clinical communication and collaboration solutions through a direct sales force and an indirect sales channel.
The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and federal, state, and local government agencies. We will continue to market primarily to commercial enterprises, with a focus on healthcare organizations, interested in our communication solutions. We maintain a sales presence in key markets throughout the United States, and in limited markets internationally including our Asia-Pacific sales team, in an effort to gain new customers and to retain and increase sales to existing customers. The direct sales force targets leadership responsible for the procurement of clinical communication and collaboration solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, and contact center managers. The timing for a direct sale varies but may take from 6 to 18 months depending on the type and scope of software solution.
In late 2020, as part of our continued transition to a Software as a Service ("SaaS") provider, we undertook a reorganization of our direct sales force. These changes are necessary in order to improve alignment between our direct sales force and our Land, Adopt, Expand, Renew ("LAER") selling methodology. The LAER selling methodology is widely considered fundamental to the success of SaaS organizations. This reorganization will see our direct sales force bifurcated into two teams; one focused solely on the addition of new customers and the other focused on the expansion of existing customers. The LAER model places significant emphasis on landing new customers which requires the direct focus, attention and coordinated efforts of a specific team. Once new customers have been obtained, a second team is responsible for establishing relationships with our existing customers and creating expansion opportunities within those relationships for additional service lines and other products or services. Finally, our Customer Success organization helps to create expansion opportunities through driving successful adoption of our products and services as well as the retention of our existing customers. These changes will largely be made by reorganizing existing resources and, as a result, we do not expect to incur significant additional costs. We expect this reorganization will be completed in the first half of 2021.
The indirect sales force complements our direct sales force. Through relationships with alliance partners we are able to sell our solutions to a wider customer base. For paging services that we do not provide directly, we contract with and invoice an intermediary for airtime services. For our software sales, relationships with alliance partners assist us in broadening the distribution of our products and further diversifying into markets outside of the healthcare provider vertical. We are expanding partnership efforts in 2021.
While we continue to identify hospitals with 200 or more beds as the primary targets for our software solutions as well as our paging services, we have recently expanded our focus to include smaller hospitals with shorter sales cycles, including academic medical centers. Within our target market, we have identified and focused our efforts to address the following dynamics:

•A heightened awareness of the ubiquitous, critical role of communications in healthcare;
•An increased focus within hospitals on quality of care and patient safety initiatives;
•The importance of confidentiality when sharing information;
•Increased regulations that may result in process changes, increased documentation and reporting and increased costs;
•A continuing focus within hospitals to reduce labor and administrative costs while increasing productivity; and
•A broader proliferation of information technology in healthcare as hospitals strive to apply technology to solve their business problems.

Marketing
We have a centralized marketing function, which is focused on supporting our solutions and sales efforts by strengthening our corporate brand, generating sales leads, and facilitating the sales process. Our principal marketing programs include:
•Content marketing (eBriefs, case studies, brochures, videos, infographics, and more) as an underlying foundation of all marketing campaigns or initiatives;
•Website development and maintenance, which provides product and Company information, customer support options, paging capabilities, as well as thought leadership and engagement;
•Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society, College of Healthcare Information Management Executives, Association of Medical Directors of Information Systems, American Organization of Nurse Leaders, and other Healthcare Information technology related shows and conferences;
•Webinars about customer successes, current industry trends, and our solutions;
•Social media involvement to provide information regarding upcoming educational events or new product offerings;
•Industry analyst relationships;
•Newsletters and blog posts to provide information about industry trends and our solutions to customers, prospects, and alliances; and
•Annual customer conferences that solicit feedback on our solutions and services.
Licenses and Messaging Networks
In order to provide our wireless services, we hold licenses to operate on various frequencies in the 900 MHz narrowband. We are licensed by the United States Federal Communications Commission (the “FCC”) to operate Commercial Mobile Radio Services (“CMRS”). These licenses are required to provide one-way and two-way messaging services over our networks.
We operate local, regional and nationwide one-way networks, which enable subscribers to receive messages over a desired geographic area. One-way networks operating in 900 MHz frequency bands utilize the FLEX™ protocol developed by Motorola Mobility, Inc. (“Motorola"). The FLEX™ protocol has advantages of functioning at higher network speeds (which increases the volume of messages that can be transmitted over the network) and of having more robust error correction (which facilitates message delivery to a device with fewer transmission errors).
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

As we continue to implement our network rationalization plan, we expect to have fewer transmitters that can be removed efficiently from our networks and still maintain the level of service required for our customers, and thus the benefits of network rationalization will decline. Cost savings began to slow in 2019 and 2020 as compared to historical cost savings, and we expect this trend to continue in the future. As we reach certain minimum frequency commitments, as outlined by the FCC, we will be limited in our ability to continue our efforts to rationalize and consolidate our networks. Our messaging networks and related infrastructure are located exclusively in the United States.
Generally, our software solutions do not require licenses or permits from federal, state and/or local government agencies in order to be sold to customers. However, certain of our software products are subject to regulation by the United States Food and Drug Administration ("FDA") and are subject to certification by the Joint Interoperability Test Command to be sold to the branches of the armed services of the United States and the United States government. (see "Regulation" below).

Our Strategy
We intend to drive growth in our business by building on our position as a global provider of healthcare communications, while operating an efficient and profitable business strategy.
Critical aspects of our strategy include:
Acquiring new customers - We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for sales and close those opportunities in the form of bookings. We have an ongoing initiative to further penetrate the hospital segment in the United States, and while we believe there is a significant opportunity to sell clinical communication and collaboration solutions to hospitals located outside the United States, our near-term focus is on the domestic market. We intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in healthcare.
The introduction of Spok Go in early 2020 is a key initiative that we believe is the basis for future growth of our software revenue and bookings. Further details on Spok Go can be found under "Spok Go platform."
Promoting strong customer adoption - We look to promote strong adoption of Spok Go through a dedicated Customer Success organization, established in 2021. Effective customer adoption is the foundation of strong customer retention and is critical to our long-term growth. We intend to drive strong adoption through the achievement of measurable outcomes which in-turn will create value for our customers.
Expanding relationships within our existing customer base - We have a significant presence in the healthcare marketplace, and we anticipate leveraging our existing customer relationships as an opportunity to transition those customers from our on-premise software solutions to Spok Go over the next several years.
Minimizing customer attrition - We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and "campus" type environments and critical mission notification. We will continue to focus on network reliability and customer service to help minimize the rate of revenue attrition.
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
Developing new applications and capabilities - As we did with the introduction of Spok Go in early 2020, we will continue to invest significantly in the research and development of new products and services as well as the expansion of Spok Go and the maintenance of existing software solutions.
Returning capital to our stockholders - We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.125 per share of common stock, or $0.50 annually, in 2021. We will continue to evaluate both market and Company factors to determine whether a common stock repurchase program is an appropriate method to return capital to our stockholders.

Products and Services

Wireless Products and Related Services
We offer subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semi-annual, or annual) service fee. The level of service fees is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional, or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract for a messaging device from us for an additional fixed monthly fee or they own a device, having purchased it either from us or from another vendor. We also sell devices to resellers who lease or resell them to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers which are configurable to support unencrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled these secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost, highly reliable and availability benefits of paging.

The demand for one-way and two-way messaging services declined during the years ended December 31, 2020, 2019 and 2018, and we believe demand will continue to decline for the foreseeable future. Wireless products and services revenue represented 56%, 55% and 56% of total consolidated revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As demand for one-way and two-way messaging has declined, we have developed or added service offerings in order to increase our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities to provide customers the highest value possible.
Software
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
Spok Go Platform

Spok Go is an enterprise solution that includes secure messaging, global directory, on-call scheduling and workflow automation. While Spok Go was first made available to customers in early 2020, we continue to focus our product development activities on enhancing this clinical communication and collaboration platform. Spok Go was created as an integrated cloud-native platform built on the foundation of a single, best-in-class architecture. Building Spok Go from the ground up has allowed us to place an emphasis on mobile accessibility from the beginning. Mobile accessibility is a core component of the platform and developing Spok Go with a focus on mobile application ensures that users will experience seamless transitions between mobile technologies and integrated applications, whether they are in the hospital or "on the go." Because Spok Go is a cloud-based solution, our customers are able to receive updates and enhancements seamlessly as they are released by the Company. Hosting and security are handled through our partnership with Amazon Web Services® ("AWS"). AWS provides the core infrastructure for Spok Go through AWS hosting, ensuring that customers have access to the most current and secured technologies with respect to a hosted environment where security is critical to our customers. Within Spok Go, the following applications provide optional functionality and feature sets that can enhance our customers' clinical communication experience:

•Clinical Care: Clinical Care allows customers to optimize patient care coordination and improve the patient experience by connecting clinical teams with the individuals and information needed most. The application allows for rapid response by clinical teams to urgent patient needs, providing notifications of information to any device, and also allows customers to standardize communication protocols with flexible workflow templates.
•Clinical Diagnostics: Clinical Diagnostics increases the efficiency and delivery speed of radiology and laboratory results. The removal of manual processes allows for the automation of critical test result communications. Clinical Diagnostics can also escalate critical results so that communications are not lost or inadvertently ignored. Patient safety is improved by decreasing communication failures and delays, which can result in lower cost of care and improved patient outcomes.
We anticipate future development of new functionality and enhancements will be driven by specific market needs along with our desire to expand into other service lines such as radiology, contact centers and emergency departments. We expect our close and trusted relationships with our customers will be sources for new use cases, features and solutions. Our product strategy team assesses these customer needs, conducts industry-based research and helps to ensure new releases are designed to have immediate, broad applicability, a strong value proposition and a high return on investment for both Spok and our customers.
As previously mentioned, the shift to value-based healthcare, unsustainable growth in healthcare costs and the general move towards a digital world has driven the healthcare industry toward technology in hopes of creating more efficiencies that will reduce pressure on their bottom line and increase patient care quality, safety and satisfaction. Spok Go will provide a significant value proposition for potential customers by delivering efficiencies in clinical communication and collaboration through improvements in secure messaging, workflow and automation which will ultimately lead to improvements in clinical and quality outcomes.
As we look beyond our initial 2020 release of Spok Go, we continue to expect that, through 2021, sales will largely be driven by new customers, as opposed to the transition of existing customers. We plan to continue investing in our development of Spok Go, however, we believe costs will continue to normalize through 2021. We expect growth in development costs related to Spok Go will continue to decline relative to the growth rates we have seen over the past several years. As revenues from Spok Go begin to materialize over the next several years, we anticipate improvement in our development costs relative to total software revenues.

Spok Care Connect® Suite ("CCS")
Contact Center
•Spok® Healthcare Console: Provides operators with the information needed to process calls using their computers with just a few keystrokes. This solution integrates with the customers’ existing phone systems and is used by the operator group to answer incoming calls to the contact center. Operators can quickly and accurately perform directory searches and code calls, as well as messaging and paging by individuals, groups, and roles using the Spok Healthcare Console’s computer telephony integration and directory capabilities.
•Spok® Web-Based Directory: Makes employee contact information more accessible and enables staff to send messages quickly right from the directory. Authenticated users can log on anywhere, anytime to perform a variety of important updates to contact information and on-call schedules, search the directory, and send important messages.
•Spok® Web-Based On-Call Scheduling: Keeps personnel, calendars and on-call scheduling information updated, even with thousands of staff, using a secure web portal to maintain and allow password-protected access to the latest on-call schedules and personnel information.
•Spok® Speech: Enables the organization to process routine phone requests, including transfers, directory assistance, messaging and paging without live operators and with more ease-of-use than touchtone menus.
•Spok® Call Recording and Quality Management: Records, monitors, and scores operators’ conversations to allow for better management of calls, helping improve customer service.
Clinical Alerting
•Spok® Messenger: Provides an intelligent, FDA, 510(k)-cleared solution that connects virtually all crucial alert systems, including nurse call, fire, security, patient monitoring, and building management to mobile staff via their wireless communication devices. This solution provides the ability to reach mobile team members within seconds of an alert, improving overall workflow, staff productivity, and the comfort and safety of everyone in the facility.
•Spok® e.Notify: Enables organizations to quickly and reliably notify and confirm team member availability during emergency situations without relying on calling trees, thereby reducing confusion that may arise in an emergency situation. This solution automatically delivers messages, collects responses, escalates issues to others, and logs all activities for reporting and analysis purposes.
•Spok® Critical Test Results Management: Automates and streamlines the process of delivering critical test results to the appropriate clinicians to help ensure patient safety. This solution can send messages from the cardiology, laboratory and radiology departments by means of encrypted smartphone communications, two-way paging, secure email, secure text, images, annotations, and voice to a variety of endpoints such as workstations, laptops, tablets, smartphones, pagers, and other wireless devices.
Mobile Communications
•Spok Mobile®: Simplifies communications and strengthens care by using smartphones and tablets for secure code alerts, patient updates, results, consult requests, and much more. Allows users to access the full directory of accurate contact information to send messages/photos/videos to smartphones and other devices, and to ensure clinical communications are logged, all with security, traceability, and reliability.
•Spok® Device Preference Engine: Facilitates voice conversations among doctors and caregivers by enabling users to choose the desired communication method based on factors such as message priority.

Public Safety

•Spok® pc/psap: Speeds emergency dispatch by giving Public Safety Answering Point call-takers an easy-to-use, standards-based, graphical interface that integrates the underlying phone system, mapping systems, and other resources for critical information availability. 9-1-1 call-takers are able to instantly involve police, fire, EMT, and hazardous material personnel with a single click of the mouse or touch of the screen.
•Spok® Enterprise Alert: Directs emergency personnel to a 9-1-1 caller’s exact location (building, floor, room), helping to ensure speed, accuracy, and reliability of response. The E9-1-1 software provides real-time, onsite notification when 9-1-1 is dialed, and works to decrease emergency response time.

Services

We offer a variety of professional services to assist our customers in the successful implementation of, and to maximize the benefits obtained from the use of, our software solutions. We also offer support services to enhance and refine the customer's experience throughout their relationship with Spok.

•Professional Services: We offer a full suite of professional services that are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation, and training services. For both our on-premise and SaaS based software solution implementations, our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms as supplemental resources to implement our solutions for customers as needed. Professional services revenue represented 12% of total consolidated revenue for the years ended December 31, 2020 and December 31, 2019, and 11% for the year ended December 31, 2018.
•Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our on-premise software solutions. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization. The customer support organization provides support 24 hours a day, 7 days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage. The Spok support service is augmented by third-party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses, after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e. Maintenance revenue) represented 26% of total consolidated revenue for the year ended December 31, 2020, 25% for the year ended December 31, 2019, and 23% for the year ended December 31, 2018.

Future sales of Spok Go are expected to generate less implementation revenue relative to legacy CCS solution sales. We anticipate that the initial implementation time for a new installation of Spok Go will be significantly less as compared to our on-premise legacy CCS solutions. Similar to historical maintenance practices, a customer's subscription to Spok Go is renewed on a recurring basis according to the service terms and is generally expected to be from one to five years. This Subscription revenue stream is inclusive of hosting, access to the Company's software platform and update and support services. We do not expect to transition a significant number of existing customers to Spok Go in 2021. However, when customers do begin to transition from our on-premise solutions to Spok Go, the license and maintenance revenue streams are expected to decrease with a corresponding increase in our Subscription revenue stream.

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
We sell third-party equipment for use with our software solutions. The third-party equipment that we sell is generally available and does not require any specialty manufacturing to accommodate our software solutions.
We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future.
Intellectual Property
As of December 31, 2020, we held 87 trademarks and seven patents, as well as one pending patent and various pending trademarks, which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and is integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2021 to 2033 and can be extended for ten-year periods upon renewals.

Customers
Our customers include businesses and their employees who need to be accessible to their offices or customers, first responders who need to be accessible in emergencies, and third parties, such as other telecommunication carriers and resellers that pay us to use our networks. Customers include businesses, professionals, management personnel, medical personnel, field sales personnel and service forces, members of the construction industry and construction trades, real estate brokers and developers, sales and services organizations, specialty trade organizations, manufacturing organizations and government agencies.
Our wide-ranging customer base allows for low customer revenue concentration and as a result, no single customer accounted for more than 10% of our total revenues in 2020, 2019 or 2018.
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
We also have a number of competitors whose software products compete with one or more modules of our clinical communication and collaboration solutions. These competitors are a mix of privately held and public companies that offer a number of call center, alerting and mobile communication products. Our primary competitive advantages include having:
•An integrated product suite;
•A communication-driven workflow;
•Certifications, such as those through the Joint Interoperability Test Command (see "Joint Interoperability Test Command" below) and the FDA; and
•A complete directory of contacts throughout the customer enterprise.

Although there are no competitors that offer a similar comprehensive set of software modules that match our product offerings, there are several competitors who offer software similar to many of our solutions. As we continue our transition to a software company, our competitive landscape will continue to evolve. Selected competitors for portions of our product portfolio include:

•Alaska Communications Systems Group, Inc. - Mobile communications solutions;
•Appfolio, Inc. - Cloud-based software solutions;
•Boingo Wireless, Inc. - Mobile communications solutions;
•Castlight Health, Inc. - Software as a service health benefits platform;
•Computer Programs and Systems, Inc. - Healthcare IT solutions;
•Everbridge, Inc. - Clinical alerting solutions;
•Evolent Health, Inc. - Healthcare delivery and payment solutions;
•Five9, Inc. - Cloud-based solutions;
•Globalstar, Inc. - Mobile communications solutions;
•HealthStream, Inc. - healthcare development solutions;
•LivePerson, Inc. - Mobile and online messaging solutions;
•MobileIron, Inc. - Mobile communications solutions;
•Model N, Inc. - Revenue management cloud-based solutions;
•NextGen Healthcare, Inc. - Medical and Dental software, services, and analytic solutions;
•ORBCOMM Inc. - Network connectivity and device management solutions; and
•Vocera Communications, Inc. - Mobile communications solutions.

In addition, substantially larger companies in the electronic medical records space such as Epic Systems Corporation, Cerner Corporation, Athenahealth, Inc. and Allscripts Healthcare Solutions, Inc. may choose to offer software-related solutions similar to our clinical communication and collaboration solutions or may acquire one of our competitors.
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
Human Capital
At December 31, 2020, and 2019, we had 602 and 638 full time equivalent ("FTE") employees, respectively. Our employees are not represented by labor unions or covered by a collective bargaining agreement.

Employee Health, Safety and Well-Being

Spok is committed to conducting its business operations in a manner that protects the health and safety of its employees, visitors, contractors and the public, and to the reduction of risks within our work centers. Spok believes that no job is so important that our employees cannot take the time to ensure the work is performed safely and in an environmentally conscious manner. Spok’s policies and procedures are intended to provide employees with the information needed to meet all federal, state and local guidelines for occupational health and safety.

The COVID-19 pandemic continues to affect our policies with regard to our employees, whose health and safety is our highest priority. Following strategies recommended by the Centers for Disease Control and Prevention, we have continued to implement enhanced safety measures, including restrictions on business travel, the implementation of remote work arrangements for our office-based employees, and liberal leave policies for employees who may be affected by illness, quarantines or childcare obligations.

Diversity and Inclusion

As a global company, Spok strives to create an environment that embraces diversity and fosters inclusion. We recognize the value and contributions of individuals with a wide range of capabilities, experience, and perspectives, and draws upon this diversity to create value for our customers and maintain an effective and engaged workforce. Spok is committed to maintaining a work environment free from discrimination and harassment, and one where employees are treated with dignity and respect. We refuse to accept or tolerate harassment or discrimination against any employee or applicant for employment.

In 2020, Spok formed a council composed of employees and executive sponsors to provide feedback and make recommendations regarding our diversity and inclusion policies and practices. We believe that by promoting and supporting inclusiveness and by leveraging our organization’s diversity, we have a competitive advantage that allows us to innovate and draw from our workforce’s differing perspectives. By bringing together employees from diverse backgrounds and providing each an opportunity to develop their skills and actively contribute to our mission, we cultivate an engaged workforce which in turn helps us deliver value to our customers.

Ethical Standards

Integrity is a core tenet of Spok’s culture, and we have measures and controls in place to regularly ensure that our work and organization are held to the highest ethical standards. We provide numerous resources to our employees, including regular, annual training on maintaining these standards. We also maintain employee guidelines and policies that align with Spok’s Code of Business Conduct and Ethics.

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
The Communications Act of 1934, as amended (the "Communications Act"), requires radio licensees, including us, to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization of any rights thereunder. The FCC has thus far granted each assignment or transfer request we have made in connection with a change of control.
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
Additionally, the Communications Assistance to Law Enforcement Act of 1994, ("CALEA") and certain rules implementing CALEA require some telecommunication companies, including Spok, to design and/or modify their equipment in order to allow law enforcement personnel to "wiretap" or otherwise intercept messages. Other regulatory requirements restrict how we may use customer information and prohibit certain commercial electronic messages, even to our own customers.
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

The FDA has determined software systems that connect to medical devices are subject to regulation as medical devices as defined by the federal Food, Drug and Cosmetic Act (the "FDC Act"). Since our middleware software products connect to medical devices, we are required to comply with the FDC Act’s requirements, including but not limited to: registration and listing, labeling, medical device reporting (reporting of medical device-related adverse events), removal and correction, and good manufacturing practice requirements. We have complied with the regulatory requirements of the FDC Act, and registered and received the necessary clearances for our products. As we modify and/or enhance our software products (including our middleware product), we may be required to request FDA clearance before we are permitted to market these products.
In addition, our software solutions may handle or have access to personal health information subject in the United States to the HIPAA, the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and related regulations. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we help our customers comply. Our failure to accurately anticipate or interpret these complex and technical laws could subject us to civil and/or criminal liability. We believe that we are in compliance with these laws and their related regulations.
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2021 to regulatory policy or regulations.
State Regulation
As a result of the enactment by the United States Congress of the Omnibus Budget Reconciliation Act of 1993 ("OBRA") in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating "other terms and conditions" of our operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible, however, provisions of the OBRA prohibit local zoning authorities from unreasonably restricting wireless services. States that regulate our services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control.
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
Joint Interoperability Test Command ("JITC") Certification
JITC is a military organization that tests technology for use by the branches of the armed services of the United States and the United States government. JITC certification is required of all systems with joint interfaces or joint information exchanges with other systems used by these organizations and is done to ensure all systems operate effectively together. All information technology and national security systems that exchange and use information to enable units or forces to operate effectively in joint, combined, coalition and interagency operations and simulations must be certified. Once a system has been certified under this program, the certification must be renewed every four years or after any changes that may affect interoperability. The interoperability certification process consists of four basic steps, which are:
•Identify (interoperability) requirements;
•Develop certification approach (planning);
•Perform interoperability test and evaluation; and
•Report certifications and statuses.
We submit and receive JITC certification for certain of our products through the Defense Information Systems Agency, which allows us to sell and implement our solutions at federal government agencies. We currently certify a console, web, speech, mass notification, public safety answering point, call recording and campus 911 product with JITC. We have a roadmap to renew the existing certifications with new releases of existing products and to bring additional products to JITC to increase the products that can be sold to federal agencies.

Available Information
We make available on our website at http://www.spok.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled "Code of Ethics" which is applicable to all employees and directors, our "Corporate Governance Guidelines" and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2020 Form 10-K or presented elsewhere by management from time to time.
Risks Related to the COVID-19 Pandemic and the Economy

Our business, financial condition and operating results have been, and will continue to be, adversely affected by the recent COVID-19 pandemic.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected businesses, economies and financial markets worldwide, and has caused significant volatility in U.S. and international debt and equity markets. In particular, healthcare organizations have faced, and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource and capital shortages and the overburdening of staff and resource capacity.

Our business, financial condition and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has caused, and will continue to cause, delays in or the loss of revenue from services that require onsite implementation as well as delays in or the loss of software bookings, which directly impacts license and equipment revenues, as healthcare organizations are putting these projects on hold to focus limited resources and personnel capacity toward the treatment of COVID-19. We also may be affected by the cancellation of or delay in healthcare information technology and management systems conferences and exhibitions, which may further delay our growth in Spok Go revenues.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments may include actions taken to contain COVID-19 or treat its impact and the length of time any government restrictions will remain in place, whether additional restrictions will be implemented in certain locations, uncertainties regarding the acceptance, availability, timing, distribution and effectiveness of vaccines to prevent the spread of COVID-19, the time it will take for the general economy to recover and the time it will take hospitals to return to a more normal operating state.
Economic conditions that are largely out of our control may adversely affect our financial condition and statement of operations.
Our business is sensitive to recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits that could adversely affect the demand for our services. This adverse impact could increase the rate of gross subscriber cancellations and/or the level of revenue erosion for our wireless business and could cause delays in or the loss of software revenue or bookings, which impacts license, professional services, equipment and subscription revenues.
A significant portion of our revenue is derived from healthcare customers, and we are impacted by changes in the healthcare economic environment. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other economic developments. These developments can have a dramatic effect on the decision-making and spending by our customers for information technology and software. This economic uncertainty can add to the unpredictability of decision-making and lengthen our sales cycle.
Further, the uncertainty created by the possibility of additional healthcare reform legislation is impacting customer decision making and information technology plans in our key healthcare market. We are unable to predict the full consequences of this uncertainty on our operations. Adverse changes in the economic environment could adversely impact our ability to market and sell our wireless and software solutions to healthcare customers.

Risks Related to our Products and Services

We may be unable to effectively develop, introduce and deploy our integrated communications and collaboration platform, Spok Go, which is the basis for our future growth.
Our future revenue growth depends on our ability to develop, introduce and effectively deploy our Spok Go platform. This multi-year effort will require the coordination of multiple development teams dedicated to this task. Simultaneously with this new development effort, we must continue to improve and support our existing suite of products to transition them to Spok Go. We foresee the following risks inherent in this process:
•Requirements Definition: Our plans for Spok Go may not meet the market's needs or customer expectations and could result in low market demand and/or acceptance.
•Product Scope and Schedule: Our product scope may be subject to development from market-led requirements, new technologies or competitors expanding product capabilities or entering into adjacent markets. We may fail to manage the scope of our software development activities effectively, resulting in delays in meeting key milestones, achieving network solutions on a fully integrated basis, or solving coding problems in a timely and efficient manner. In addition, the continuing software development efforts on our existing products could distract management time and focus from developing Spok Go.
•Staffing and Organization: The development of Spok Go requires the hiring of new personnel. We may be unable to attract, in a timely manner, the qualified staff to meet our requirements. In addition the organizational changes and new hires necessary to address our development requirements could create attrition risk for our current staff.
•Operational Readiness: Even if the development of Spok Go occurs as we have planned, we may not be prepared or ready to sell, deliver and support the new platform technology.

The rate of wireless subscriber and revenue erosion could exceed our ability to reduce wireless operating expenses in order to maintain overall positive operating cash flow.

Our wireless revenue is dependent on the number of subscribers that use our paging devices. Our customers may not renew their subscriptions after the expiration of their subscription agreements. In addition, our customers may opt for one of our lower-priced offerings or for fewer subscriptions. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our offerings and their ability to continue their operations and spending levels. Increasing awareness and concern over HIPAA/HITECH compliance is causing healthcare organizations, our largest customer segment, to re-evaluate paging subscriptions for clinical use cases when users are not equipped with our encrypted pager offerings.

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

We expect our wireless subscriber results, units in service and revenue will continue to decline for the foreseeable future. As this revenue erosion continues, maintaining positive cash flow is dependent on substantial and timely reductions in selected wireless operating expenses. Reductions in wireless operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. As we require fewer services and products from our vendors, our negotiating leverage to lower our costs is diminished. There can be no assurance that we will be able to reduce our wireless operating expenses commensurate with the level of revenue erosion. The inability to reduce wireless operating expenses would have a material adverse impact on our business, financial condition and operating results, including our continued ability to remain profitable, produce positive operating cash flow, continue our research and development investment in Spok Go and pay cash dividends to stockholders.
If we are unable to enhance and deploy our cloud-based offerings while continuing to effectively support our on-premise offerings, our business and operating results could be adversely affected.
Historically, our revenue has been driven predominately by our on-premise offerings. However, we have responded to the increasing market shift toward cloud-based offerings by developing cloud-based solutions that we began offering to our customers in the current year. Despite the launch of our cloud-based offerings, we expect our customers to continue to require substantial on-premise offerings through a transition period while gradually adopting our cloud-based offerings. To support deployment of both our on-premise and cloud-based offerings, our developers and support team must learn multiple environments in which our platform is deployed, which is more expensive than training such individuals on a single environment. Furthermore, we cannot ensure that the market for cloud-based offerings will develop at a rate or in the manner we expect, or that our cloud-based offerings will be competitive with those of more established cloud-based providers or other new market entrants. Customers may require features and capabilities that our current solutions do not have and that we may be unable to develop. If we are unable to develop and deploy cloud-based offerings alongside on-premise offerings that satisfy customer preferences in a timely and cost-effective manner, it may harm our ability to retain existing customers and to attract new customers, which could have a material adverse impact on our business, financial condition and operating results.
Technical problems and higher costs may affect our product development initiatives.
Our future software revenue growth depends on our ability to develop, introduce and effectively deploy new solutions and features to our existing software solutions. These new features and functionalities are designed to address both existing and new customer requirements. We may experience technical problems and additional costs as these new features are tested and deployed. Failure to effectively develop new or improved software solutions could adversely impact software revenue growth and could have a material adverse effect on our business, financial condition and operating results, including our continued ability to remain profitable, produce positive operating cash flow and pay cash dividends to stockholders.

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
We are dependent on the U.S. healthcare provider industry for most of our revenue.
Over 75% of our revenue for wireless services and software products comes from sales to hospitals and other healthcare provider organizations in the United States. These customers, both non-profit and for-profit, are greatly affected by the COVID-19 pandemic, healthcare reform legislation and the reimbursement policies of federal and state governments and health insurance companies, and any decline in revenue received by our customers due to adverse economic conditions or legislative or regulatory changes could significantly affect the type and amount of services and products they order from us. We do not anticipate any flexibility in increasing prices for our wireless services notwithstanding general inflation due to an unrelenting focus by our customers on their cost structures, and our customers could be slow to invest in our software products and professional services due to budgetary pressures.

We may experience a long sales cycle for our software products.
Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take 6 to 18 months, depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software, as well as educating ourselves as to the clinical needs of our customers. The inherent unpredictability of decision making in our target market segment of healthcare resulting from customer budget constraints, multiple approvals and administrative issues may result in fluctuating bookings and revenue from month to month, quarter to quarter and year to year. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. Each month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.
We may be unable to find vendors able to supply us with wireless paging equipment based on future demands.

We purchase paging equipment from third-party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment or increase prices for devices. There can be no assurance that we will continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow us to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact our ability to provide certain wireless messaging services and could have a material adverse effect on our business, leading to further wireless revenue erosion.
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
Recruiting and retaining qualified channel partners and training them in the use of our enterprise technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. In addition, because we rely on channel partners for the indirect distribution of our enterprise technologies, we may have little or no contact with the ultimate end-users of our technologies, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing customer requirements, estimate end-user demand, respond to evolving customer needs and obtain subscription renewals from end users.
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

Risks Related to our Business and Operations

Our transition to a SaaS based business model may negatively impact our revenue, and if we fail to successfully manage the transition, our business, financial condition and operating results may be adversely affected.
We are currently transitioning to a SaaS based business model and may undergo additional business model changes in the future in order to adapt to changing market demands. Such business model changes entail significant known and unknown risks and uncertainties, and we cannot provide assurance that we will be able to complete or manage the transition successfully and in a timely manner. If we do not successfully complete the transition, or fail to do so in a timely manner, our revenues, business and operating results may be adversely affected. The transition to a SaaS business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results.
Regardless of how we manage the transition, our total bookings and revenue may be adversely impacted by the transition, particularly when compared to our historical performance. If we are unable to increase the volume of our SaaS sales in any given period to make up for the lower selling price of certain subscription-based offerings compared to the selling price of on-premise offerings, our total bookings and revenue for such period will be negatively impacted. Additionally, the revenue associated with certain SaaS subscription purchases will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our perpetual and term-based licenses. This may result in increased volatility in our reported revenues and operating results if demand for our subscription-based offerings increases in the future.
These factors may also make it difficult to increase our revenue in a given period even with additional sales in the same period. In addition, maintaining our historically high customer renewal rates will become increasingly important. Our SaaS customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew, renew only for a portion of our solutions, or renew with pricing terms that are less favorable to us. Customer renewal rates may decline or fluctuate due to a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions. If our renewal rates decline, our total bookings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
Additional risks associated with our transition to a SaaS business model include, but are not limited to:
•If current or prospective end customers prefer our on-premise licenses, adoption of our subscription-based model may not meet our expectations, or may take longer than anticipated to achieve;
•Potential confusion or concerns among current or prospective end customers and channel partners, including concerns regarding changes to our pricing models;
•We may be unsuccessful in implementing or maintaining subscription-based pricing models, which could negatively affect adoption, renewal rates and our business results;
•If we are unsuccessful in implementing our go-to-market cost structure in a timely or cost-effective manner, we may incur sales compensation costs at a higher than forecasted rate, particularly if the pace of our subscription transition is faster than anticipated; and
•Investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or perceived failure to meet investor expectations.
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
We cannot provide any assurances that we will be successful in finding such acquisitions or consummating future acquisitions on favorable terms. We anticipate that our acquisitions will be financed through a combination of methods, including but not limited to the use of available cash on hand, and, if necessary, borrowings from third-party financial institutions. Disruptions in credit markets and an unwillingness to lend may limit our ability to finance acquisitions.

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
•Such businesses will not incur unforeseen obligations or liabilities;
•Such businesses will generate sufficient cash flow to support the indebtedness, if incurred, to acquire them or the expenditures needed to develop them; and
•The rate of return from such businesses will justify the decision to invest the capital to acquire them.
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
To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, to continue to enhance our software solutions, add new and innovative core functionality and services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry, and there continues to be upward pressure on the compensation paid to these professionals. In addition, for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets, we will need to continue to increase the size of our sales and marketing and customer support organizations. Identifying and recruiting qualified personnel, training them in the use of our software solutions and ensuring they are well-equipped to serve our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.
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

The effects of COVID-19 on the economy and our recent measures to prudently manage operating expenses as a result of the pandemic may limit our ability to hire new employees and may also contribute to unplanned employee attrition. Continued reductions in work schedules and compensation may result in the loss of high-potential employees and impact our ability to recruit talent. Furthermore, certain employees in sales or customer service may become less engaged as a result of project delays or other events resulting from the pandemic.

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
From time to time it may be necessary to reorient our sales representatives to focus on specific market segments, product lines or new software solutions or to remove underperforming individuals, which may require additional resources to maintain productivity. The impact of these changes could adversely impact our ability to achieve our sales productivity goals. We have also identified the following risks that could impact our sales productivity:

•Customer Dissatisfaction and Reputational Harm. We may experience customer dissatisfaction with our solutions that could result in lost opportunities for sales. Potential low ratings of our solutions may result in us being excluded from consideration by current and prospective customers with respect to future opportunities. In addition, fewer customer references for our solutions could impact our ability to prospect new sales.
•Training. Training of our marketing and sales personnel as to the clinical requirements of our healthcare customers and the complexity of our service offerings, takes time and requires a substantial, continuing investment in new hires as well as long-term employees.
•Competitive Speed. Sales productivity can be impacted by the capabilities of our competitors. There is a risk that competitors may innovate, or partner faster than we do to deliver a unified communications platform.
•Employee Retention. The impact of the elements noted above may challenge the ability of employees to make sales, which may affect morale and employee retention.

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

Risks Related to Technology

Our use of open source software, third-party software and other intellectual property may expose us to risks.
We license and integrate certain software components from third parties into our software, and we expect to continue to use third-party software in the future. Some open source software licenses require users who distribute or make available as a service open source software as part of their own software product to publicly disclose all or part of the source code of the users’ developed software or to make available any derivative works of the open source code on unfavorable terms or at no cost. Our efforts to use the open source software in a manner consistent with the relevant license terms that would not require us to disclose our proprietary code or license our proprietary software at no cost may not be successful. We may face claims by third parties seeking to enforce the license terms applicable to such open source software, including by demanding the release of the open source software, derivative works or our proprietary source code that was developed using such software. In addition, if the license terms for the open source code change, we may be forced to re-engineer our software or incur additional costs.
Some of our products and services include other software or intellectual property licensed from third parties, and we also use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. There can be no assurance that the licenses we use will be available on acceptable terms, if at all. In addition, a third party may assert that we or our customers are in breach of the terms of a license, which could, among other things, give such third party the right to terminate a license or seek damages from us, or both. Our inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of new products, and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs," security vulnerabilities, and other problems that could unexpectedly interfere with the expected operation of our products and services.
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
A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. We may be required to expend significant resources to protect against the threat of these system disruptions or to alleviate problems caused by these disruptions. Any interruption in the availability of our websites and online interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. There can be no assurance that any precautions we take will prove successful, and such problems could result in, among other consequences, a loss of data, a loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
We rely on a single third-party provider, Amazon Web Services, for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our cloud-based solutions. Any disruption in the services provided by such third-party provider could adversely affect our business.

Our cloud-based solutions are hosted from, and use computing infrastructure, secure network connectivity, and other technology-related services provided by AWS. We do not control the operations of this third-party provider or own the equipment used to provide such services. Because we cannot easily switch our AWS-serviced operations to another cloud provider, any disruption of or interference with our use of AWS, for example, due to natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or similar events, would impact our operations and may adversely affect our business, financial condition, operating results and cash flows.

In addition, AWS has no obligation to renew its agreement with us on commercially reasonable terms or at all. If we are unable to renew our agreement on commercially reasonable terms, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so.

Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business.
Our security systems are designed to maintain the physical security of our facilities and protect our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. However, we are also dependent on a number of third-party providers of critical corporate infrastructure services relating to, among other things, human resources, electronic communication services and certain finance functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access by third parties or our employees or contractors to our facilities, our information systems or the systems of our third-party providers, or the existence of computer viruses or malware in our or their data or software could expose us to risks of information loss and misappropriation of proprietary and confidential information, including information relating to our products or customers and the personal information of our employees. We utilize a costly, multilayered security framework including detailed security policies and procedures, security appliances and software, third-party vulnerability testing and detailed business continuity plans that could be disrupted at any time.
In addition, we have, from time to time, been subject to unauthorized network intrusions and malware on our own IT networks. Any theft or misuse of confidential, personal or proprietary information as a result of such activities could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our reputation, business, profitability and financial condition. Furthermore, the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, and we may be unable to anticipate these techniques or to implement adequate preventative measures.
Risks Related to our Financial Results
We may be unable to realize the benefits associated with our deferred income tax assets.
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in wireless operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code ("IRC") Section 382, our financial condition and statement of operations may be materially affected. In the fourth quarter of 2020 we recorded a valuation allowance of $22.1 million to reduce net deferred income tax assets as their realization did not meet the applicable more-likely-than-not criterion.
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
If our long-lived assets, intangible assets subject to amortization or goodwill are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our long-lived assets, intangible assets subject to amortization or goodwill is determined, which would negatively affect our results of operations. For example, in the fourth quarter of 2020 and 2019 we recognized non-cash pre-tax goodwill impairment charges of $25.0 million and $8.8 million, respectively.

Our estimates of market opportunity for our software solutions are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
Market opportunity estimates are based on assumptions and estimates, and our internal analysis and industry experience. However, assessing the market for clinical communication and collaboration solutions, particularly cloud-based, SaaS solutions, is difficult due to several factors, such as limited available information and rapid evolution of the market. Our estimates of market opportunity depend on the assumptions we made, and the estimated market opportunity could be materially different with different assumptions. Even if the markets in which we compete meet or exceed our size estimates, our software solutions may fail to gain market acceptance and our business may not grow in line with our forecasts. In addition, an increase in the prevalence of cloud-based offerings by us and our competitors could also unfavorably impact the pricing of our on-premise offerings and have a dampening impact on overall demand for our on-premise offerings, which could have a material adverse impact on our business, financial condition and operating results.
Risks Related to Regulatory Matters
We are subject to data privacy and protection-related laws and regulation, and we may encounter issues with privacy and security of personal information.
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
In addition to personal health information, the Company may handle or have access to personal information in the European Union subject to the General Data Protection Regulation (the "GDPR"). The GDPR imposes several stringent requirements for controllers and processors of personal data and increases our obligations, including, for example, by requiring more robust disclosures to individuals, strengthening the individual data rights regime, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data.
The GDPR could limit our ability to use and share personal data or could cause our costs to increase and harm our business, financial condition, operating results and cash flows. Failure to comply with the requirements of the GDPR and the applicable European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the data protection rules imposed by the GDPR, we may be required to put in place additional mechanisms that could be onerous and adversely affect our business, financial condition, and results of operations.
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. In the U.S., the state of California enacted the California Consumer Privacy Act, which came into effect on January 1, 2020, and which also imposes heightened transparency obligations and requirements to make available data collected about California residents and to provide them the ability to object to the sale, or request deletion of, their personal data in certain instances. If other states in the U.S. adopt similar laws or if a comprehensive federal data privacy law is enacted, we may expend considerable resources to meet these requirements.
In addition, customers may use our wireless services to transmit patient health information subject to HIPAA and other regulatory requirements. While we offer encrypted pagers to our customers, many customers use wireless devices provided by us that do not encrypt text messages. While we disclaim liability for customer non-compliance with HIPAA and other privacy requirements, there remains some risk we could be held responsible for privacy violations by our customers.

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
For example, the FCC issued an order in October 2007 that mandated paging carriers (including the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the "Back-up Power Order"). Ultimately, after a hearing by the U.S. Court of Appeals for the DC Circuit and disapproval by the Office of Management and Budget (the "OMB") of the information collection requirements of the Back-up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, there has been no Notice of Proposed Rulemaking by the FCC and we are unable to predict what impact, if any, a revised back-up power rule could have on our business, financial condition and operating results, including our continued ability to remain profitable, produce positive operating cash flow and pay cash dividends to stockholders.
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
In addition, changes to FDA regulations could impact existing software products or require updates to existing products. The impact of delays in FDA clearance or changes to FDA regulations could impact our ability to market or sell our software products and could have a material adverse effect on our business, financial condition and operating results, including our continued ability to remain profitable, produce positive operating cash flow and pay cash dividends to stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 18, 2021.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Springfield, Virginia, and consists of approximately 18,000 square feet of space under a lease that expires on March 31, 2021. At December 31, 2020, we leased facility space, including our executive headquarters, sales offices, technical facilities, warehouse and storage facilities in 56 locations in 28 states in the United States, one facility in Australia and one facility in the Middle East. The total leased space is approximately 162,000 square feet. At December 31, 2020, we owned three small parcels of land in three states in the United States.
At December 31, 2020, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 2,964 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2020, we had 3,646 active transmitters on leased sites which provide service to our customers.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 10, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
PART II
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol "SPOK."
Holders of Common Stock
As of February 12, 2021, there were 3,108 holders of record of our common stock.
Dividends
The Company declared dividends totaling $10.0 million and $9.9 million during 2020 and 2019, respectively, and expects to pay dividends of $0.125 per common share each quarter, subject to declaration by the Board of Directors, in 2021. Cash dividends declared for the years ended December 31, 2020, and 2019, respectively, include dividends related to unvested restricted stock units ("RSUs") and shares of unvested restricted common stock ("restricted stock") granted under the Company's Equity Plans (as defined below) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.

The following table details information on our dividends declared and cash distributions since the formation of the Company in 2005 through the year ended December 31, 2020:

(Dollars in Thousands)	Dividends Declared Per Share Amount	Total Payment(1)
Year

Prior to 2016	$17.525	$441,746
2016(2)	0.750	10,287
2017	0.500	15,234
2018	0.500	10,064
2019	0.500	9,819
2020	0.500	9,771
Total	$20.275	$496,921
(1)The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.
(2)The per share amount includes a special one-time dividend of $0.25 per share of common stock declared in 2016 but payable to stockholders in 2017.

We expect to pay dividends of $0.125 per common share each quarter in 2021, subject to declaration by the Board of Directors. On February 17, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2021, and a payment date of March 30, 2021. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period of December 31, 2015, to December 31, 2020, against the cumulative total return of the NASDAQ Composite Index®, the NASDAQ Telecommunications Index® and the S&P Health Care Technology Index for the same period.
The chart below assumes that on December 31, 2015, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2015, to December 31, 2020.

	December 31,
	2015	2016	2017	2018	2019	2020

Spok Holdings, Inc.	$100.00	$118.11	$91.73	$80.36	$77.01	$73.66
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Telecommunications	100.00	112.56	135.96	125.10	158.73	192.30
S&P Health Care Technology	100.00	78.73	112.00	87.15	122.90	132.86

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

No common stock was repurchased by the Company (excluding the purchase of common stock for tax withholdings) during the three months ended December 31, 2020.

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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2020 and 2019.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and the discussion under "Organization and Significant Accounting Policies” (refer to Note 1 in the Notes to the Consolidated Financial Statements), which describes key estimates and assumptions we make in the preparation of our consolidated financial statements; the cautionary language that appears under the title "Forward Looking Statements" immediately following the Table of Contents; "Item 1. Business," which describes our operations; and "Item 1A. Risk Factors," which describes key risks associated with our operations and markets in which we operate. A reference to a "Note" in this section refers to the accompanying Notes to Consolidated Financial Statements.
Overview and Highlights
We are a comprehensive provider of clinical communication and collaboration solutions for enterprises. We offer a suite of unified clinical communication and collaboration solutions that include call center operations, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety response. Our customers rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response. Our product offerings are capable of addressing a customer’s clinical communications needs. We develop, sell and support enterprise-wide systems for healthcare and other organizations needing to automate, centralize and standardize their approach to clinical communications. While our primary market has been the healthcare industry with a focus on prominent hospitals, our solutions can also be found in large government agencies; leading public safety institutions; colleges and universities; large hotels, resorts and casinos; and well-known manufacturers.
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

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the virus has significantly impacted the global economy. Although federal and state restrictions were not widely adopted until late in the first quarter of 2020, we began to experience a direct impact on our sales cycle in late February 2020 as hospitals began to delay purchasing decisions and deal with staff reductions. These delays have continued to affect our software bookings, which directly impact license and equipment revenues. We have also experienced delays in our ability to deliver on-site implementation services, which continued to impact our services revenue throughout 2020. While much of our implementation process can be performed remotely, the on-premise nature of certain of our solutions require some level of on-site availability to complete and finalize customer software solutions, and we believe we will continue to see weaker professional services revenue in comparison to normal operating levels that will continue into 2021.

Our ability to return to normal operating levels is largely driven by our customers and their ability to bring operations back to levels beyond just critical needs and emergency services. Many hospitals initially reduced the providing of elective surgeries as a result of government restrictions, as well as patients delaying or canceling elective procedures during the pandemic. While these organizations began to see improved operating levels during the second half of 2020 as they better managed their admissions process and capacity constraints, the timing of vaccine distributions as well as any significant spikes in U.S. virus cases could further delay progress towards returning to normal operational levels. As previously discussed, we believe that we are likely to see some lingering and continued effects from COVID-19 throughout 2021, although we are cautiously optimistic that normal operating levels could be achieved during the second half of 2021.
Additionally, many hospitals have restrictive social distancing guidelines in place in order to ensure the safety of their personnel and patients. These restrictions can make it difficult for external personnel who are not critical to the immediate operating needs of a hospital, such as our implementation staff, to gain access. These factors can vary considerably depending on the size of an organization, geographical location and local regulations. Given that we anticipate continued disruptions to our business, we believe there will be a continued impact on our software revenues throughout 2021. With regard to implementation services, these impacts have primarily resulted in delays in timing of revenue recognition, as associated revenue corresponds to our backlog of performance obligations ready to deliver at some point in the future.
Over the last several months of 2020, we began to see modest improvements in each of the aforementioned areas that have been impacted by the COVID-19 pandemic, and we are cautiously optimistic that we will continue seeing sequential improvement in these areas over the next several quarters. We are also optimistic that any lingering effects from COVID-19 will have a lesser impact on our financial results in 2021 than they did in 2020. As facts and circumstances continue to evolve over the coming months, we will continue to assess and communicate the anticipated impact on our business, and we continue to diligently pursue countermeasures to prudently manage operating expenses during this time, with a goal of neutralizing the impact of the pandemic on our cash flows into 2021. More specifically, we enacted a Company-wide plan that reduced work schedules with a related temporary reduction in compensation rates during the second, third and fourth quarters of 2020. For the year, these reduced work schedules resulted in realized savings of approximately $5.6 million in compensation expense.
We will continue to manage operating expenses and conserve cash for the duration of the pandemic. We expect to continue operating with reduced work schedules and a temporary reduction in compensation rates throughout 2021. We have also initiated a measure that will provide equity in lieu of cash for a portion of salary compensation for employees who meet the requisite criteria for consideration. Finally, non-employee Directors will continue to have the option of receiving Deferred Stock Units ("DSU") in lieu of cash compensation, that we began offering in the third quarter of 2020 (Refer to Note 8, "Stockholder Equity" in the Notes to Consolidated Financial Statements for further detail related to the alternative DSU plan). Each of these measures are described in further detail below and are subject to actual operating conditions experienced during the year.

•Reduced work schedules: Each of our employees, including our executive officers, will be subject to one week of reduced work schedules per quarter in 2021. We expect to realize savings of between $4.5 million and $6.5 million in compensation expense for the year.
•Equity in Lieu of Cash Compensation: Qualified employees will receive shares of the Company's common stock in lieu of partial cash compensation. These awards will be made in advance on a quarterly basis and vest immediately. This will affect approximately 450 of our employees, and we expect to achieve between $2.0 million and $3.0 million in cash savings for the year.
•Non-Employee Director Alternative DSU Plan: Non-Employee Directors have the option of receiving DSUs in lieu of cash compensation. Since inception of this alternative payment plan, which began in the third quarter of 2020, all non-employee Directors have voluntarily elected to receive DSUs in lieu of cash compensation. We anticipate all non-employee Directors will continue with this election through 2021 and we expect to achieve between $0.3 million and $0.5 million in cash savings for the year.

As we continue to see improvements in our operating levels, we are confident that the need to mitigate cash flow impacts through direct expense management will also continue to decline. While the Company has the ability to continue its countermeasures for the foreseeable future, we anticipate re-evaluating our position on a quarterly basis based on the progression of COVID-19, impacts on our business, and other facts and circumstances as deemed relevant by management. Additionally, we believe the Company will continue to see some benefits from the Coronavirus Aid Relief and Economic Security ("CARES") Act discussed in further detail below.

The CARES Act was signed into law on March 27, 2020, to provide stimulus and relief in response to the COVID-19 pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, the Company has made use of the following provisions:

•Payroll Tax Deferral: Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020, and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes due on December 31, 2021, and the remainder due on December 31, 2022. This resulted in a total deferral of $2.1 million in payroll taxes for the year ended December 31, 2020.
•Employee Retention Credits: Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit applies to the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shutdown order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. This resulted in a tax credit of $1.3 million for the year ended December 31, 2020.
•Alternative Minimum Tax ("AMT") Credit: Allows for an immediate refund of all refundable AMT credits resulting from passage of the CARES Act of 2020. This resulted in accelerated collection of approximately $1.3 million of other current assets that was received during the third quarter of 2020.

As previously mentioned, we believe our cost mitigation efforts, in addition to natural cost savings that have materialized as a result of the COVID-19 pandemic (e.g., reduced travel and events), will allow us to continue to offset any negative cash flow impact resulting from the pandemic during 2021.
2020 Highlights
Spok Go was released to the general market in early 2020. This was a significant milestone given the amount of effort and investment that has gone into the development of Spok Go over the last several years. Spok Go is an integrated cloud-native platform built on the foundation of a single, best-in-class architecture which we believe is uniquely positioned to meet healthcare industry needs around clinical communications. While this is a critical milestone in our transition from an on-premise oriented company to a SaaS provider, it is important to understand that this transition will likely take several years to complete.
Total revenue declined by 7.6% or $12.1 million during 2020 compared to 2019, primarily as a result of the continued and expected decline in wireless revenue as well as the significant impacts from COVID-19. The rate of decline in wireless revenues continues to trend favorably over the last several years as we saw the lowest level of erosion in the last five years, declining at a rate of only 5.2%.
In the fourth quarters of 2020 and 2019, we recognized non-cash pre-tax goodwill impairment charges of $25.0 million and $8.8 million, respectively. Excluding these goodwill impairment charges, our operating expenses decreased by 12.8% or $21.4 million during 2020 compared to 2019, driven primarily by savings from management's cost mitigation plan related to COVID-19 as well as the capitalization of software development costs.
In the fourth quarter of 2020, we recorded a non-cash valuation allowance of $22.1 million which resulted in a corresponding increase to income tax expense.
We returned approximately $9.8 million of capital to stockholders in the form of cash dividends.

Results of Operations

The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 and the discussion that follows compares the year ended December 31, 2020, to the year ended December 31, 2019. For a discussion and analysis of the year ended December 31, 2019, compared to the year ended December 31, 2018, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020:

(Dollars in thousands)	2020	Change		2019	Change		2018

Revenue:
Wireless	$83,593	(4,574)	(5.2)%	$88,167	$(6,110)	(6.5)%	$94,277
Software	64,587	(7,535)	(10.4)%	72,122	(3,075)	(4.1)%	75,197
Total revenue	148,180	(12,109)	(7.6)%	160,289	(9,185)	(5.4)%	169,474
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	28,542	(1,530)	(5.1)%	30,072	(2,336)	(7.2)%	32,408
Research and development	15,828	(11,715)	(42.5)%	27,543	3,079	12.6%	24,464
Technology operations	29,843	(1,585)	(5.0)%	31,428	72	0.2%	31,356
Selling and marketing	19,467	(3,703)	(16.0)%	23,170	(1,383)	(5.6)%	24,553
General and administrative	43,102	(2,685)	(5.9)%	45,787	(3,310)	(6.7)%	49,097
Depreciation, amortization and accretion	9,056	(193)	(2.1)%	9,249	(1,520)	(14.1)%	10,769
Goodwill impairment	25,007	16,158	182.6%	8,849	8,849	—%	—
Total operating expenses	170,845	(5,253)	(3.0)%	176,098	3,451	2.0%	172,647
Operating loss	(22,665)	(6,856)	43.4%	(15,809)	(12,636)	398.2%	(3,173)
Interest income	687	(964)	(58.4)%	1,651	13	0.8%	1,638
Other income (expense)	208	(527)	(71.7)%	735	1,385	(213.1)%	(650)
Loss before income taxes	(21,770)	(8,347)	62.2%	(13,423)	(11,238)	514.3%	(2,185)
(Provision for) benefit from income taxes	(22,455)	(25,113)	(944.8)%	2,658	1,952	276.5%	706
Net loss	$(44,225)	$(33,460)	310.8%	$(10,765)	$(9,286)	627.9%	$(1,479)

Supplemental information:
FTEs	602	(36)	(5.6)%	638	42	7.0%	596
Active transmitters	3,646	(194)	(5.1)%	3,840	(94)	(2.4)%	3,934

Revenue
The table below details total revenue for the periods stated:

(Dollars in thousands)	2020	Change		2019	Change		2018

Revenue - wireless:
Paging revenue	$79,916	$(5,151)	(6.1)%	$85,067	$(5,503)	(6.1)%	$90,570
Product and other revenue	3,677	577	18.6%	3,100	(607)	(16.4)%	3,707
Total wireless revenue	83,593	(4,574)	(5.2)%	88,167	(6,110)	(6.5)%	94,277

Revenue - software:
License	5,179	(3,771)	(42.1)%	8,950	(4,092)	(31.4)%	13,042
Services	17,910	(1,279)	(6.7)%	19,189	1,098	6.1%	18,091
Equipment	2,841	(777)	(21.5)%	3,618	(1,377)	(27.6)%	4,995
Subscription	66	66	—%	—	—	—%	—
Operations revenue	25,996	(5,761)	(18.1)%	31,757	(4,371)	(12.1)%	36,128
Maintenance revenue	38,591	(1,774)	(4.4)%	40,365	1,296	3.3%	39,069
Total software revenue	64,587	(7,535)	(10.4)%	72,122	(3,075)	(4.1)%	75,197
Total revenue	$148,180	$(12,109)	(7.6)%	$160,289	$(9,185)	(5.4)%	$169,474
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
We also sell devices to resellers who lease or resell devices to their subscribers and then sell messaging services utilizing our networks. We offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services. We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers, which are configurable to support unencrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled, these new secure paging devices enhance our service offerings to the healthcare community by adding HIPAA security capabilities to the low cost, highly reliable and availability benefits of paging (see Item 1. "Business" for more details).
The decrease in wireless revenue during 2020 compared to 2019 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. For the years ended December 31, 2020, and 2019, ARPU was $7.30 and $7.34, respectively. Total units in service were 0.9 million as of December 31, 2020, and 2019.
While demand for wireless services continues to decline, it has done so at a slower rate for each of the periods presented. While we are optimistic that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services, our wireless revenue will continue to decrease.

The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
(Units and Dollars in Thousands)	2020	2019	Change	2020	2019	Change	ARPU	Units

Total	885	938	(53)	$79,916	$85,067	$(5,151)	$(424)	$(4,727)

As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of equipment that facilitate the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is for ongoing support of our software solutions or related equipment (typically for one year).

Operations Revenue

Software operations revenue decreased during 2020 when compared to 2019. The decrease in license revenue is the result of a decrease in bookings as well as the benefit received in 2019 due to amounts included from software licenses delivered to customers that were contracted for in a prior period. During 2019, the Company began delivering software licenses to customers in the same month they were contracted for, thus a similar benefit was not seen in 2020. Additionally, the delay in our sales cycle due to COVID-19 resulted in delivery of fewer software licenses and equipment products. Service revenue was lower, primarily resulting from the impact of COVID-19 as social distancing and other restrictions, as well as our customers' focus on COVID-19 mitigation efforts, led to delays in implementation projects, contributing to lower services revenue beginning in March 2020.

Maintenance Revenue

Software maintenance revenue decreased during 2020 when compared to 2019. The decrease in maintenance revenue primarily relates to lower license bookings, as discussed above, from which new maintenance revenue is derived, and the timing of certain revenue items reflected in the results for 2019 that did not occur at the same rate in 2020. Revenue items impacted by timing generally relate to specific renewal contracts that do not have auto-renewal terms and for which we must negotiate at the end of each term. We are generally precluded from recognizing revenue on these contracts until new terms have been agreed to even though we generally will continue to provide maintenance service for these customers while negotiations are ongoing. While certain commercial customers require this type of contract renewal, these contracts are generally limited to government organizations, including federal, state and local entities. When a renewal of this nature has been contracted, it is often accompanied by several months of "catch-up" revenue from services performed in past periods resulting in a one-time value that is greater than the normal monthly revenue expected over the life of the remaining term.

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
•Research and Development. These expenses relate primarily to the development of new software products and the ongoing maintenance and enhancement of existing products. This classification consists primarily of employee payroll and related expenses, outside services related to the design, development, testing and enhancement of our solutions and to a lesser extent hardware equipment. The research and development costs exclude any development costs that qualify for capitalization.
•Technology Operations. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance expenses in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur for the foreseeable future as our networks continue to be consolidated, although the benefits of such network rationalization efforts and resulting costs savings will continue to decline.
•Selling and Marketing. The sales and marketing staff are involved in selling our communication solutions primarily in the United States. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We have a centralized marketing function, that is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Expenses consist largely of payroll and related expenses, commissions and other costs such as travel and advertising costs.
•General and Administrative. These are expenses associated with information technology and administrative functions, including finance and accounting, human resources and executive management. This classification consists primarily of payroll and related expenses, outside service expenses, taxes, licenses and permit expenses, and facility rent expenses.
•Depreciation, Amortization and Accretion. These are expenses that may be associated with one or more of the aforementioned functional categories. This classification generally consists of depreciation from capital expenditures or other assets that are core to our ongoing operations, amortization of intangible assets, amortization of capitalized software development costs, and accretion of asset retirement obligations.

Cost of Revenue

Cost of revenue consisted primarily of the following items:

(Dollars in thousands)	2020	Change		2019	Change		2018

Payroll and related	$20,524	$523	2.6%	$20,001	$466	2.4%	$19,535
Cost of sales	5,841	(1,984)	(25.4)%	7,825	(2,746)	(26.0)%	10,571
Stock-based compensation	537	270	101.1%	267	18	7.2%	249
Other	1,640	(339)	(17.1)%	1,979	(74)	(3.6)%	2,053
Total cost of revenue	$28,542	$(1,530)	(5.1)%	$30,072	$(2,336)	(7.2)%	$32,408
FTEs	196	(6)	(3.0)%	202	24	13.5%	178
Cost of revenue expense decreased for the year ended December 31, 2020, compared to December 31, 2019, primarily due to the decrease in cost of sales, partially offset by an increase in payroll and related expenses. The decrease in cost of sales is primarily related to lower sales in 2020 as well as significant project delays as a result of the COVID-19 pandemic. The increase in payroll and related expenses is primarily a reflection of full-year costs for a large number of personnel hired during the fourth quarter of 2019 as well as higher average cost per Full-Time Equivalent ("FTE") employee. This was partially offset by temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to negate the impacts of COVID-19. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19.
Research and Development
Research and development consisted primarily of the following items:

(Dollars in thousands)	2020	Change		2019	Change		2018

Payroll and related	$17,381	$(1,659)	(8.7)%	$19,040	$1,473	8.4%	$17,567
Outside services	7,858	432	5.8%	7,426	1,277	20.8%	6,149
Capitalized software development	(11,252)	(11,252)	—%	—	—	—%	—
Stock-based compensation	965	655	211.3%	310	74	31.4%	236
Other	$876	109	14.2%	$767	255	49.8%	$512
Total research and development	$15,828	$(11,715)	(42.5)%	$27,543	$3,079	12.6%	$24,464
FTEs	121	(11)	(8.3)%	132	11	9.1%	121

Research and development expense decreased for the year ended December 31, 2020, compared to 2019, primarily due to the capitalization of certain development costs related to Spok Go. Refer to Note 1, "Organization and Significant Accounting Policies" and Note 5, "Consolidated Financial Statement Components" in the Notes to Consolidated Financial Statements for further detail. The payroll and related costs decreased primarily as a result of lower headcount as well as the temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to mitigate the impacts of the COVID-19 pandemic. These temporary cost reductions are outlined in more detail within our discussion on the COVID-19 pandemic.

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

Technology Operations

Technology operations consisted primarily of the following items:

(Dollars in thousands)	2020	Change		2019	Change		2018

Payroll and related	$9,637	$(1,151)	(10.7)%	$10,788	$(4)	—%	$10,792
Site rent	13,578	(137)	(1.0)%	13,715	(233)	(1.7)%	13,948
Telecommunications	3,768	(290)	(7.1)%	4,058	253	6.6%	3,805
Stock-based compensation	190	67	54.5%	123	28	29.5%	95
Other	2,670	(74)	(2.7)%	2,744	28	1.0%	2,716
Total technology operations	$29,843	$(1,585)	(5.0)%	$31,428	$72	0.2%	$31,356
FTEs	88	(4)	(4.3)%	92	—	—%	92
Technology operations expense decreased for the year ended December 31, 2020, compared to 2019, primarily due to the decrease in payroll and related and other minor expenses. The payroll and related costs decreased primarily as a result of lower headcount as well as temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to mitigate the impacts of the COVID-19 pandemic. These temporary cost reductions are outlined in more detail within our discussion on the COVID-19 pandemic above.
The number of active transmitters declined 5.1% from December 31, 2019, to December 31, 2020. The number of active transmitters directly relates to the amount of site rent expenses we generally incur on a recurring basis. As we reach certain minimum frequency commitments, as outlined by the FCC, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing

Selling and marketing consisted primarily of the following items:

(Dollars in thousands)	2020	Change		2019	Change		2018

Payroll and related	$11,806	$(1,702)	(12.6)%	$13,508	$456	3.5%	$13,052
Commissions	4,301	(693)	(13.9)%	4,994	(1,158)	(18.8)%	6,152
Stock-based compensation	767	177	30.0%	590	87	17.3%	503
Advertising and events	1,634	(1,692)	(50.9)%	3,326	(921)	(21.7)%	4,247
Other	959	207	27.5%	752	153	25.5%	599
Total selling and marketing	$19,467	$(3,703)	(16.0)%	$23,170	$(1,383)	(5.6)%	$24,553
FTEs	98	(7)	(6.7)%	105	8	8.2%	97

Selling and marketing expense decreased for the year ended December 31, 2020, compared to 2019, primarily due to the decrease in payroll and related, commissions and advertising and events. The payroll and related expenses decreased primarily as a result of lower headcount as well as temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to mitigate the impacts of the COVID-19 pandemic. These temporary cost reductions are outlined in more detail within our discussion on the COVID-19 pandemic above. The decrease in commissions expense primarily relates to a corresponding decrease in revenue. The decrease in advertising and events expenses was largely the result of restrictions on travel and trade events due to the COVID-19 pandemic.

General and Administrative
General and administrative consisted primarily of the following items:

(Dollars in thousands)	2020	Change		2019	Change		2018

Payroll and related	$14,338	$(2,034)	(12.4)%	$16,372	$(1,305)	(7.4)%	$17,677
Stock-based compensation	3,049	696	29.6%	2,353	(1,518)	(39.2)%	3,871
Facility rent, office, and technology costs	9,016	(83)	(0.9)%	9,099	(862)	(8.7)%	9,961
Outside services	7,811	(626)	(7.4)%	8,437	646	8.3%	7,791
Taxes, licenses and permits	3,141	(531)	(14.5)%	3,672	377	11.4%	3,295
Bad debt	1,051	382	57.1%	669	(955)	(58.8)%	1,624
Other	4,696	(489)	(9.4)%	5,185	307	6.3%	4,878
Total general and administrative	$43,102	$(2,685)	(5.9)%	$45,787	$(3,310)	(6.7)%	$49,097
FTEs	99	(8)	(7.5)%	107	(1)	(0.9)%	108

General and administrative expense decreased for the year ended December 31, 2020, compared to 2019, primarily due to a decrease in payroll and related expenses, outside services and various other expenses, which were largely offset by increases in stock-based compensation and bad debt expense. Payroll and related expenses decreased primarily as a result of lower headcount as well as temporary cost reductions implemented by management beginning in the second quarter of 2020, in an effort to mitigate the impacts of the COVID-19 pandemic. These temporary cost reductions are outlined in more detail within our earlier discussion on the COVID-19 pandemic above. Outside service expenses declined primarily as a result of lower recruiting and hiring costs. The increase in bad debt expense was partly due to our adoption of Accounting Standards Update ("ASU") No. 2016-13, as we now carry an allowance for current unbilled receivables which was not included in 2019. The increase in stock-based compensation for the year was largely due to forfeitures related to the resignation of a named executive officer ("NEO") in 2019, as well as an expense related to the alternative deferred stock units ("DSU") plan available to our Board of Directors. Refer to Note 8, "Stockholder Equity" in the Notes to Consolidated Financial Statements for further detail related to the alternative DSU plan.
Depreciation, Amortization and Accretion
For the year ended December 31, 2020, compared to the same period in 2019, depreciation, amortization and accretion expenses decreased by $0.2 million. Depreciation expenses decreased by $1.3 million for the year, however this was largely offset by $1.1 million in amortization of capitalized software development costs.
Goodwill Impairment
For the years ended December 31, 2020, and December 31, 2019, we recognized non-cash, pre-tax goodwill impairment charges of $25.0 million and $8.8 million, respectively, resulting from the Company's annual goodwill impairment testing performed in the fourth quarter of each year. Despite these impairment charges, our outlook for the business continues to remain strong. We believe the launch of Spok Go is set to meet a significant need in the healthcare marketplace and will create significant value for shareholders in the coming years. Refer to Note 1, "Organization and Significant Accounting Policies," and Note 6, "Goodwill and Intangible Assets, Net" in the Notes to Consolidated Financial Statements for further discussion.
Interest Income, Other Income (Expense), and Income Tax (Benefit) Expense
Interest Income
Interest income decreased by $1.0 million for the year ended December 31, 2020, compared to 2019, primarily due to a decrease in interest earned on the Company's cash balances and short-term investments. This was driven by lower interest rates during the year, as the COVID-19 pandemic weighed on the U.S. economy.
Other Income (Expense)
For the year ended December 31, 2020, compared to 2019, other income (expense) decreased by $0.5 million, largely as a result of a decrease in gains on foreign currency.

Provision for (Benefit from) Income Taxes
The effects of foreign taxes are immaterial for all periods presented. The following provides the effective tax rate reconciliation for the years ended December 31, 2020, 2019 and 2018, respectively (See Note 9, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion on our income taxes):

(Dollars in thousands)	2020		2019		2018

Loss before income taxes	$(21,770)		$(13,423)		$(2,185)

Income taxes computed at the federal statutory rate	$(4,572)	21.0%	$(2,819)	21.0%	$(459)	21.0%
State income taxes, net of federal benefit	(703)	3.2%	(567)	4.2%	306	(14.0)%
Goodwill impairment	6,341	(29.1)%	2,243	(16.7)%	—	—%
Change in valuation allowance	22,108	(101.6)%	—	—%	—	—%
Research and development and other tax credits	(1,316)	6.0%	(1,790)	13.3%	(1,144)	52.4%
Excess executive compensation	266	(1.2)%	322	(2.4)%	281	(12.9)%
Other	331	(1.5)%	(47)	0.4%	310	(14.2)%
Provision for (benefit from) income taxes	$22,455	(103.1)%	$(2,658)	19.8%	$(706)	32.3%
Provision for income taxes increased by $25.1 million for the year ended December 31, 2020, compared to the same period in 2019 due primarily to an increase in the deferred tax asset valuation allowance of $22.1 million and the goodwill impairment. Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized.
We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence, and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods.
The cumulative loss incurred by the Company over the three-year period ended December 31, 2020 constitutes a piece of objective negative evidence which limits our ability to consider other subjective evidence. In addition, the uncertainty created by COVID-19 has significantly limited our ability to consider our projections for future profitability and growth in our assessment of the recoverability of our deferred income tax assets. Based on this evaluation, completed utilizing our annual long-range planning and forecasting updates that are traditionally completed in the fourth quarter of each year, we recorded a valuation allowance of $22.1 million, as of December 31, 2020, to reduce net deferred income tax assets as their realization did not meet the more-likely-than-not criterion. COVID-19 has significantly limited our ability to consider projections for future profitability as objectively verifiable positive evidence to support the realizability of deferred tax assets, as the projections rely on subjective estimates and assumptions regarding the market launch of our SaaS product, Spok Go. As a result, a valuation allowance was established against deferred tax assets associated with net operating losses and credits with set expiration dates.
Those deferred income tax assets which are not currently covered by a valuation allowance are those that are indefinite-lived, or whose temporary differences would reverse in the future and may result in the creation of an indefinite-lived deferred income tax asset, which we consider to be realized through future taxable income despite near term uncertainties. The amount of deferred income tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present, additional weight is given to subjective evidence such as our projections for future profitability and growth, or other relevant factors arise. We did not record a valuation allowance during 2019.
Despite the need for a valuation allowance based on accounting guidance, our outlook for the business continues to remain strong. While we are limited in using only our projected future profitability and growth in assessing the recoverability of our deferred income tax assets based on Accounting Standards Codification ("ASC") 740, "Income Taxes," we are committed to generating taxable income and utilizing our deferred income tax assets prior to expiration. Refer to Note 1, "Organization and Significant Accounting Policies," and Note 9, "Income Taxes," for further discussion.

Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2020, we had cash and cash equivalents of $48.7 million. The available cash and cash equivalents consist of invested cash and cash in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in direct obligations of the government of the United States. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short-term and long-term. At any point in time, we maintain approximately $7.0 to $15.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to continue investing heavily in the development of Spok Go over the next several years, commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period and possibly longer until revenue from Spok Go begins to be realized.
Cash Flows Overview
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, not resume our common stock repurchase program, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.
Based on current and anticipated levels of operations, we anticipate net cash provided by operating activities, together with the available cash on hand at December 31, 2020, should be adequate to meet anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Net cash provided by operating activities	$26,163	$11,693	$10,315
Net cash used in investing activities	(14,571)	(30,222)	(5,826)
Net cash used in financing activities	(10,373)	(17,153)	(24,276)

Cash Provided by Operating Activities

As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
Cash provided by operating activities in 2020 was $26.2 million, due primarily to non-cash items such as goodwill impairment of $25 million, valuation allowance of $22.1 million, depreciation, amortization and accretion of $9.1 million, stock-based compensation of $5.5 million, and other non-cash items of $1.7 million, partially offset by the 2020 net loss of $44.2 million. Cash provided by operating activities also increased resulting from changes in accounts payable, accrued liabilities and other of $4.0 million, deferred revenue of $3.2 million and prepaid and other assets of $1.4 million, partially offset by a change in accounts receivable of $1.6 million.

Cash provided by operating activities in 2019 was $11.7 million, due primarily to non-cash items such as goodwill impairment of $8.8 million, depreciation, amortization and accretion of $9.2 million, stock-based compensation of $3.6 million, and other non-cash items of $0.7 million, partially offset by the 2019 net loss of $10.8 million and deferred income benefit of $3.2 million. Cash provided by operating activities also increased resulting from changes in prepaid expenses and other assets of $2.9 million and accounts receivable of $1.0 million and deferred revenue of $0.1 million, partially offset by a change in accounts payable, accrued liabilities and other of $0.6 million.
Cash Used in Investing Activities
Cash used in investing activities in 2020 and 2019, was $14.6 million and $30.2 million, respectively, due primarily to the purchase and maturity of U.S. treasury securities, and capital expenditures. Additionally, in 2020 we began capitalizing certain software development costs.
Cash Used in Financing Activities
Cash used in financing activities was $10.4 million and $17.2 million for the years ended December 31, 2020, and 2019, respectively, primarily due to cash distributions to stockholders of $9.8 million in 2020 and in 2019 and the repurchase of common stock of $6.6 million in 2019.
On February 17, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2021, and a payment date of March 30, 2021. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.
Commitments and Contingencies

The following table provides the Company's significant commitments and contractual obligations as of December 31, 2020:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$19,757	6,844	$8,334	$3,109	$1,470
Unconditional purchase obligations	6,488	2,322	3,106	1,060	—
Total contractual obligations	$26,245	$9,166	$11,440	$4,169	$1,470

Our contractual payment obligations for operating leases apply to leases for office space and transmitter locations. Purchase obligations are defined as agreements to purchase goods or services that are enforceable, legally binding, non-cancelable, have a remaining term in excess of one year and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable pricing provisions; and the approximate timing of transactions. The amounts of such obligations are based on our contractual commitments, however, it is possible that we may be able to negotiate lower payments if we choose to exit these contracts before their expiration date.

Refer to Note 10, "Commitments and Contingencies," in the Notes to Consolidated Financial statements for further discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

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

Related Parties
Refer to Note 12, "Related Parties" in the Notes to Consolidated Financial Statements for further discussion on our related party transactions.

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
Critical Accounting Policies and Estimates
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition
The majority of our revenues are derived from short-term contracts related to the sale of wireless paging services and software solutions. Our arrangements exist primarily with customers in the healthcare market and to a lesser extent state and federal governments, as well as large enterprise businesses.
Under the typical payment terms of our software contracts, customers will normally pay a material amount of the contract price immediately upon execution of the contract. The remaining payments are required when the product is delivered, when services begin and, to a lesser extent, when services are completed. For SaaS contracts, the subscription and premium support services are generally billed annually in advance while professional services are billed at various milestones which reflect work completed. Wireless services are generally billed as incurred on a monthly basis. Our contracts will generally result in billings in excess of revenue recognized, which we present as deferred revenues on the Consolidated Balance Sheets, primarily due to the receipt of payment in advance of the product or services we provide. Amounts billed and due from our customers are classified as accounts receivable on the Consolidated Balance Sheets. At times, we may have contracts which require us to perform work or provide products prior to billing which will generally result in revenue recognized in excess of billings. This excess is presented as unbilled receivables in the Notes to the Consolidated Financial Statements. We generally do not have transactions that include a significant financing component (whether payments are made in advance or in arrears) as our contracts typically take less than 12 months to complete once started. We would not adjust the total consideration for the effects of a significant financing component if we anticipate, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
We account for a contract when: (1) both parties have approved the contract through mutually signed agreements or through other methods such as purchase orders or master agreements; (2) the rights of the parties have been identified; (3) payment terms have been identified; (4) the contract has commercial substance; and (5) collectability of consideration is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract. In our evaluation, we consider criteria such as, but not limited to, whether: (1) the contracts are negotiated as a package with a single commercial objective; (2) the amount of consideration to be paid in one contract is dependent on the price or performance of another contract; and (3) some or all of the goods or services promised in the contracts are a single performance obligation. Should we consider contracts related, we would account for those contracts as if they were a single contract. Evaluating whether two or more contracts should be combined and accounted for as a single contract requires significant judgment. In the aggregate, a decision to combine a group of contracts could significantly impact the amount of revenue and profit recorded in a given period.
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and therefore accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises and therefore will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services, hardware and maintenance. Material performance obligations related to the sale of our SaaS platform include a SaaS subscription, professional services, and signature support services.
More often than not, total consideration will equate to the stated value on the contract taking into consideration any period or term over which services are to be provided, if applicable. However, we could have contracts in which variable consideration is present. It is common for our contracts that include wireless services to contain customer penalties if rental pagers are not returned and fees for usage of services in excess of the contractually allotted amount for a given period. It is also common for our contracts that include professional services to include travel-related costs. These are costs which we incur in the normal course of delivering professional services and are generally billable to the customer based on our incurred expenses. These elements of variable consideration are fully constrained when an agreement is initially executed and are generally not considered estimable until the penalties, fees or costs have been incurred or are otherwise known. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimating variable consideration requires significant judgment and our assessment includes all relevant information that is reasonably available to us including historical, current and forecasted information. We have elected to exclude from revenue all amounts collected on behalf of third parties, and therefore, items such as sales and use tax are excluded from our calculation of the total transaction price.
If a contract is separated into more than one performance obligation we allocate the total transaction price to each performance obligation proportionately based on the estimated relative standalone selling price ("SSP") of the promised goods or services underlying each performance obligation. We rarely sell goods or services as readily observable standalone sales, however, if we do, the observable standalone sales are used to determine the SSP. In most cases, we must estimate the relative SSP which requires significant judgment and estimates. In instances where SSP is not directly observable, we determine the SSP using information that may include contractually stated prices, market conditions, costs, renewal contracts, list prices and other observable inputs. A discount is present if the total transaction price is less than the sum of the estimated SSPs of the goods or services promised in the contract. Discounts are generally allocated proportionately based on the relative SSP of the identified performance obligations for a given contract.
Our wireless, professional, maintenance, and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance, or subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate at completion ("EAC") for each contract. Our initial EAC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the EAC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a project's EAC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.
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
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment. We had no uncertain tax positions for the periods ended December 31, 2020, and 2019 (see Note 9, "Income Taxes," for additional details).
Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer-related intangibles that resulted from previous acquisitions. Such intangibles are amortized over periods up to ten years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows generated from such assets. In assessing the recoverability of these assets, we forecast estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived and amortizable intangible assets, we record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The impairment test involves comparing the fair value of the reporting unit with its carrying value. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available.
Based on our assessment during the fourth quarter of 2020, the estimated fair value exceeded the carrying value of the reporting unit and, therefore, an impairment existed. For additional details refer to Note 6, "Goodwill and Intangible Assets, Net."
We did not record any impairment of long-lived assets or definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018.
Recent accounting pronouncements
Refer to Note 2, "Recent and Pending Accounting Standards" in the Notes to Consolidated Financial Statements for a summary of recent and pending accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2020, we had no outstanding borrowings or associated debt service requirements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Such internal controls include those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and members of the Board of Directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which appears in this 2020 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 30, 2021.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2021 Annual Meeting of Stockholders:
•Information regarding directors is set forth under the caption "Election of Directors";
•Information regarding executive officers is set forth under the caption "Executive Officers";
•Information regarding our audit committee and designated "audit committee financial expert" is set forth under the caption "Committees of the Board of Directors"; and
•If applicable, information regarding compliance with Section 16(a) of the Exchange Act is set forth under the caption "Delinquent Section 16(a) Reports."
We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled "Code of Ethics" which is applicable to all employees and directors, our "Corporate Governance Guidelines," and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2021 Annual Meeting of Stockholders entitled "Compensation Discussion and Analysis."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2021 Annual Meeting of Stockholders entitled "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2021 Annual Meeting of Stockholders entitled "Related Person Transactions and Code of Conduct." The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2021 Annual Meeting of Stockholders entitled "Board of Directors and Governance Matters."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2021 Annual Meeting of Stockholders entitled "Independent Registered Public Accounting Firm Fees."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:
(a)1. Financial Statements
2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 29
(b)Exhibits
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
February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 18, 2021
Vincent D. Kelly

/s/ Michael W. Wallace	Chief Financial Officer (principal financial officer)	February 18, 2021
Michael W. Wallace

/s/ Calvin C. Rice	Chief Accounting Officer (principal accounting officer)	February 18, 2021
Calvin C. Rice

/s/ Royce Yudkoff	Chairman of the Board	February 18, 2021
Royce Yudkoff

/s/ N. Blair Butterfield	Director	February 18, 2021
N. Blair Butterfield

/s/ Stacia A. Hylton	Director	February 18, 2021
Stacia A. Hylton

/s/ Brian O’Reilly	Director	February 18, 2021
Brian O’Reilly

/s/ Matthew Oristano	Director	February 18, 2021
Matthew Oristano

/s/ Todd Stein	Director	February 18, 2021
Todd Stein

/s/ Dr. Bobbie Byrne	Director	February 18, 2021
Dr. Bobbie Byrne

/s/Christine M. Cournoyer	Director	February 18, 2021
Christine M. Cournoyer

/s/Brett Shockley	Director	February 18, 2021
Brett Shockley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment

As described further in Note 6 to the financial statements, for purposes of the goodwill impairment assessment, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock plus the application of an estimated control premium. Goodwill is assessed for impairment on an annual basis, or more frequently if indicators of impairment exist. We identified the evaluation of goodwill impairment as a critical audit matter.

The principal consideration for our determination that the evaluation of goodwill impairment is a critical audit matter is that there is significant judgement required in estimating the control premium applied to determine fair value of the Company’s reporting unit. Changes in the estimates and judgments could have a significant impact on the fair value of the Company and the resulting amount of any goodwill impairment. Auditing management’s estimates and judgments regarding the Company’s estimated control premium involved a high degree of auditor subjectivity and required an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, including the need to involve a valuation specialist.

Our audit procedures related to goodwill impairment included the following, among others.

•We tested the design and operating effectiveness of key controls related to goodwill impairment.
•We obtained and tested the Company’s key inputs and assumptions used by management to estimate the Company’s control premium, including projected financial information used by management to quantify and corroborate the selected control premium.
•With the assistance of our valuation specialists, we evaluated the Company’s applied control premium based on guideline public companies for the reporting unit by performing shadow calculations of income-based valuation models used by management to corroborate their selected control premium, through developing independent estimates of discount rates and other inputs, and testing the mathematical accuracy of the valuation models.

Realizability of Deferred Tax Assets and Valuation Allowance Assessment

As described further in Note 9 to the consolidated financial statements, the Company assesses the realizability of deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that may exist. We identified the realizability of deferred tax assets and the assessment of the need for a valuation allowance as a critical audit matter.

The principal consideration for our determination that the realizability of deferred tax assets is a critical audit matter is that the forecast of future taxable income is an accounting estimate subject to a high level of estimation uncertainty. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s future taxable income, which are complex in nature and require significant auditor judgment.

Our audit procedures related to the realizability of deferred tax assets and valuation allowance assessment included the following, among others.

•We tested the effectiveness of controls over management’s estimates of the realization of the deferred tax assets, including those over management’s long-range forecasts, which was the basis for the forecast of future taxable income, and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•With the assistance of our income tax specialists, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to assess available positive and negative evidence and determine whether a valuation allowance was necessary.
•With the assistance of our income tax specialists, we evaluated the nature of each of the deferred tax assets, including their expiration dates and their projected utilization when compared to projections of future taxable income.
•We evaluated management’s ability to accurately estimate projected future taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to accurately estimate future taxable income.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2006.

Arlington, Virginia
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control‑Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 18, 2021 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 18, 2021

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$48,729	$47,361
Short-term investments	29,995	29,899
Accounts receivable, net	29,934	30,174
Prepaid expenses	8,958	7,517
Other current assets	1,269	2,714
Total current assets	118,885	117,665
Non-current assets:
Property and equipment, net	7,815	8,000
Operating lease right-of-use assets	14,016	16,317
Capitalized software development, net	10,179	—
Goodwill	99,175	124,182
Intangible assets, net	417	2,917
Deferred income tax assets, net	25,826	48,983
Other non-current assets	978	1,808
Total non-current assets	158,406	202,207
TOTAL ASSETS	$277,291	$319,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,685	$3,615
Accrued compensation and benefits	14,103	11,680
Deferred revenue	27,686	25,944
Operating lease liabilities	5,264	5,437
Other current liabilities	3,702	4,507
Total current liabilities	57,440	51,183
Non-current liabilities:
Asset retirement obligations	7,289	6,061
Operating lease liabilities	9,456	11,575
Other non-current liabilities	2,493	959
Total non-current liabilities	19,238	18,595
TOTAL LIABILITIES	76,678	69,778
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 19,384,192 and 19,071,614 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.	2	2
Additional paid-in capital	91,780	86,874
Accumulated other comprehensive loss	(1,452)	(1,601)
Retained earnings	110,283	164,819
TOTAL STOCKHOLDERS’ EQUITY	200,613	250,094
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,291	$319,872
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2020	2019	2018

Revenue:
Wireless	$83,593	$88,167	$94,277
Software	64,587	72,122	75,197
Total revenue	148,180	160,289	169,474
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	28,542	30,072	32,408
Research and development	15,828	27,543	24,464
Technology operations	29,843	31,428	31,356
Selling and marketing	19,467	23,170	24,553
General and administrative	43,102	45,787	49,097
Depreciation, amortization and accretion	9,056	9,249	10,769
Goodwill impairment	25,007	8,849	—
Total operating expenses	170,845	176,098	172,647
Operating loss	(22,665)	(15,809)	(3,173)
Interest income	687	1,651	1,638
Other income (expense)	208	735	(650)
Loss before income taxes	(21,770)	(13,423)	(2,185)
(Provision for) benefit from income taxes	(22,455)	2,658	706
Net loss	$(44,225)	$(10,765)	$(1,479)
Basic and diluted net loss per common share	$(2.32)	$(0.56)	$(0.08)
Basic and diluted weighted average common shares outstanding	19,028,918	19,089,402	19,667,891
Cash dividends declared per common share	$0.50	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Net loss	$(44,225)	$(10,765)	$(1,479)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	149	(300)	(49)
Other comprehensive income (loss)	149	(300)	(49)
Comprehensive loss	$(44,076)	$(11,065)	$(1,528)
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital and Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2018	20,135,514	$2	$98,731	$191,796	$290,529
Net loss	—	—	—	(1,479)	(1,479)
Adjustment to beginning balance due to adoption of ASC 606 and related tax impact	—	—	(166)	5,110	4,944
Issuance of common stock under the Employee Stock Purchase Plan	20,120	—	247	—	247
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	199,991	—	—	—	—
Purchase of common stock for tax withholding	(62,432)	—	(976)	—	(976)
Amortization of stock-based compensation	—	—	4,954	—	4,954
Cash dividends declared	—	—	—	(10,133)	(10,133)
Common stock repurchase program including commissions	(929,116)	—	(13,483)	—	(13,483)
Issuance of restricted stock under the 2012 Equity Plan	24,989	—	—	—	—
Cumulative translation adjustment	—	—	(49)	—	(49)
Balance, December 31, 2018	19,389,066	$2	$89,258	$185,294	$274,554
Net loss	—	—	—	(10,765)	(10,765)
Issuance of common stock under the Employee Stock Purchase Plan	23,299	—	264	—	264
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	233,507	—	—	—	—
Purchase of common stock for tax withholding	(74,049)	—	(1,017)	—	(1,017)
Amortization of stock-based compensation	—	—	3,643	—	3,643
Cash dividends declared	—	—	—	(9,864)	(9,864)
Common stock repurchase program including commissions	(532,354)	—	(6,575)	—	(6,575)
Issuance of restricted stock under the 2012 Equity Plan and other	32,145	—	—	154	154
Cumulative translation adjustment	—	—	(300)	—	(300)
Balance, December 31, 2019	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(44,225)	(44,225)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Issuance of common stock under the Employee Stock Purchase Plan	35,661	—	300	—	300
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	282,871	—	—	—	—
Purchase of common stock for tax withholding	(79,981)	—	(902)	—	(902)
Amortization of stock-based compensation	—	—	5,508	—	5,508
Cash dividends declared	—	—	—	(9,946)	(9,946)
Issuance of restricted stock under the Equity Plans	74,027	—	—	—	—
Cumulative translation adjustment	—	—	149	—	149
Balance, December 31, 2020	19,384,192	$2	$90,328	$110,283	$200,613
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Cash flows from operating activities:
Net loss	$(44,225)	$(10,765)	$(1,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	9,056	9,249	10,769
Goodwill impairment	25,007	8,849	—
Valuation allowance	22,108	—	—
Deferred income tax expense (benefit)	438	(3,253)	(1,692)
Stock-based compensation	5,508	3,643	4,954
Provisions for doubtful accounts, service credits, adjustments of non-cash transaction taxes and other	1,212	694	1,922
Changes in assets and liabilities:
Accounts receivable	(1,588)	964	(915)
Prepaid expenses and other assets	1,445	2,913	(646)
Accounts payable, accrued liabilities and other	4,027	(643)	(1,732)
Deferred revenue	3,175	42	(866)
Net cash provided by operating activities	26,163	11,693	10,315
Cash flows from investing activities:
Purchases of property and equipment	(3,455)	(4,837)	(5,915)
Capitalized software development	(11,252)	—	—
Purchase of short-term investments	(59,864)	(59,385)	(3,911)
Maturity of short-term investments	60,000	34,000	4,000
Net cash used in investing activities	(14,571)	(30,222)	(5,826)
Cash flows from financing activities:
Cash distributions to stockholders	(9,771)	(9,819)	(10,064)
Purchase of common stock (including commissions)	—	(6,575)	(13,483)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	301	258	247
Purchase of common stock for tax withholding on vested equity awards	(903)	(1,017)	(976)
Net cash used in financing activities	(10,373)	(17,153)	(24,276)
Effect of exchange rate on cash	149	(300)	(49)
Net increase (decrease) in cash and cash equivalents	1,368	(35,982)	(19,836)
Cash and cash equivalents, beginning of period	47,361	83,343	103,179
Cash and cash equivalents, end of period	$48,729	$47,361	$83,343
Supplemental disclosure:
Income taxes paid	$1	$901	$1,061
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok, Inc., a wholly owned subsidiary of Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok," the "Company," "we," "us" and "our") is proud to be the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on Spok products and services to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients.
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

We also develop, sell and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize and standardize clinical communications. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. These areas of market focus compliment the market focus of our wireless services outlined above.

Basis of Presentation

The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). In management's opinion, the Consolidated Financial Statements include all adjustments and accruals that are necessary for the presentation of the results of all periods reported herein and all such adjustments are of a normal, recurring nature, with the exception of our adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, often referred to as Current Expected Credit Losses ("CECL"). For additional details refer to Note 2, "Recent Accounting Standards."

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
Use of Estimates
The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition
The majority of our revenues are derived from short-term contracts related to the sale of wireless paging services and software solutions. Our arrangements exist primarily with customers in the healthcare market and to a lesser extent state and federal governments, as well as large enterprise businesses.
Under the typical payment terms of our software contracts, customers will normally pay a material amount of the contract price immediately upon execution of the contract. The remaining payments are required when the product is delivered, when services begin and, to a lesser extent, when services are completed. For Software as a Service ("SaaS") contracts, the subscription and premium support services are generally billed annually in advance while professional services are billed at various milestones which reflect work completed. Wireless services are generally billed as incurred on a monthly basis. Our contracts will generally result in billings in excess of revenue recognized, which we present as deferred revenues on the Consolidated Balance Sheets, primarily due to the receipt of payment in advance of the product or services we provide. Amounts billed and due from our customers are classified as accounts receivable on the Consolidated Balance Sheets. At times, we may have contracts which require us to perform work or provide products prior to billing which will generally result in revenue recognized in excess of billings. This excess is presented as unbilled receivables in the Notes to the Consolidated Financial Statements. We generally do not have transactions that include a significant financing component (whether payments are made in advance or in arrears) as our contracts typically take less than 12 months to complete once started. We would not adjust the total consideration for the effects of a significant financing component if we anticipate, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
We account for a contract when: (1) both parties have approved the contract through mutually signed agreements or through other methods such as purchase orders or master agreements; (2) the rights of the parties have been identified; (3) payment terms have been identified; (4) the contract has commercial substance; and (5) collectability of consideration is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract. In our evaluation, we consider criteria such as, but not limited to, whether: (1) the contracts are negotiated as a package with a single commercial objective; (2) the amount of consideration to be paid in one contract is dependent on the price or performance of another contract; and (3) some or all of the goods or services promised in the contracts are a single performance obligation. Should we consider contracts related, we would account for those contracts as if they were a single contract. Evaluating whether two or more contracts should be combined and accounted for as a single contract requires significant judgment. In the aggregate, a decision to combine a group of contracts could significantly impact the amount of revenue and profit recorded in a given period.
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and therefore accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises and therefore will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services, hardware and maintenance. Material performance obligations related to the sale of our SaaS platform include a SaaS subscription, professional services, and signature support services.
More often than not, total consideration will equate to the stated value on the contract taking into consideration any period or term over which services are to be provided, if applicable. However, we could have contracts in which variable consideration is present. It is common for our contracts that include wireless services to contain customer penalties if rental pagers are not returned and fees for usage of services in excess of the contractually allotted amount for a given period. It is also common for our contracts that include professional services to include travel-related costs. These are costs which we incur in the normal course of delivering professional services and are generally billable to the customer based on our incurred expenses. These elements of variable consideration are fully constrained when an agreement is initially executed and are generally not considered estimable until the penalties, fees or costs have been incurred or are otherwise known. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimating variable consideration requires significant judgment and our assessment includes all relevant information that is reasonably available to us including historical, current and forecasted information. We have elected to exclude from revenue all amounts collected on behalf of third parties, and therefore, items such as sales and use tax are excluded from our calculation of the total transaction price.

If a contract is separated into more than one performance obligation we allocate the total transaction price to each performance obligation proportionately based on the estimated relative standalone selling price ("SSP") of the promised goods or services underlying each performance obligation. We rarely sell goods or services as readily observable standalone sales, however, if we do, the observable standalone sales are used to determine the SSP. In most cases, we must estimate the relative SSP which requires significant judgment and estimates. In instances where SSP is not directly observable, we determine the SSP using information that may include contractually stated prices, market conditions, costs, renewal contracts, list prices and other observable inputs. A discount is present if the total transaction price is less than the sum of the estimated SSPs of the goods or services promised in the contract. Discounts are generally allocated proportionately based on the relative SSP of the identified performance obligations for a given contract.
Our wireless, professional, maintenance, and subscription services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance, or subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred. This is a significant area of judgment as it requires an estimate at completion ("EAC") for each contract. Our initial EAC is primarily based on prior experience also taking into consideration any specific facts and circumstances for a given contract. As projects progress, the EAC is periodically updated and reviewed to ensure the timing of revenue recognition is appropriate. The creation, maintenance and review of a project's EAC requires significant judgment to determine an appropriate number of hours over which the remaining project is expected to be completed.
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
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, which we do not pay commensurate sales commissions on. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g. the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $4.3 million, $5.0 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Commission expense is classified within the selling and marketing operating expenses category.

Leases
Operating lease right-of-use ("ROU") assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We have made an accounting policy election not to apply the recognition requirements of ASC 842, "Leases," to short-term leases. Those leases which have a term of less than 12 months will have lease payments recognized, in our Consolidated Statements of Operations, on a straight-line basis over the lease term. An optional renewal or termination is not recognized as part of the lease term unless we determine that it is reasonably certain that we will exercise that option. The term reasonably certain is a high threshold for which pervasive evidence generally does not exist, and therefore, optional renewal periods are generally excluded from our ROU assets and lease liabilities until they have been exercised. Lease expense is recognized on a straight-line basis over the lease term.
As most of our leases do not provide an implicit rate, we use an estimated incremental borrowing rate in determining the present value of lease payments. The Company uses a portfolio approach when determining the discount rate applied to its leases. Significant judgment is necessary when determining a discount rate because we must estimate the discount rate based on a number of factors and observable inputs including current market conditions, market yields, government bond rates, credit risk, and other factors as necessary. The Company must also exercise significant judgment when determining whether an option to renew or terminate a lease should be included in the lease term. This judgment includes an assessment of all relevant economic factors such as costs relating to the termination or extension of a lease, importance of the underlying asset to the Company’s operations, and the terms and conditions of the optional periods in relation to current market rates.
Where we have lease agreements which contain lease and non-lease components, we have elected to make use of the practical expedient to account for each separate lease component and associated non-lease component as a single lease component.
Impairment of Long-Lived Assets, Intangible Assets Subject to Amortization and Goodwill
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer-related intangibles that resulted from previous acquisitions. Such intangibles are amortized over periods up to ten years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets and certain amortizable intangible assets based on estimated undiscounted cash flows generated from such assets. In assessing the recoverability of these assets, we forecast estimated enterprise-level cash flows based on various operating assumptions such as revenue forecasted by product line and in-process research and development cost. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived and amortizable intangible assets, we record an impairment charge to the extent the carrying value exceeded the fair value of such assets.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The impairment test involves comparing the fair value of the reporting unit with its carrying value. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available.
Based on our assessment during the fourth quarter of 2020, the estimated fair value exceeded the carrying value of the reporting unit and, therefore, an impairment existed. For additional details refer to Note 6, "Goodwill and Intangible Assets, Net."
We did not record any impairment of long-lived assets or definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018.
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

From time to time, we grant service credits for customer retention purposes or when there is an adjustment in the scope of work. The allowance for service credits related provisions are based on historical credit percentages, current credit and aging trends, historical actual payment trends and actual credit experience. We analyze our past credit experience over several time frames. Using this analysis along with current operational data, including existing experience of credits issued and the time frames in which credits are issued, we establish an appropriate allowance for service credits. This allowance also reduces accounts receivable for lost and non-returned pagers to the expected realizable amounts and for free wireless services. While credits issued have been within our expectations and the provisions established, we cannot guarantee that future credit experience will be consistent with historical experience, which could result in material differences when compared to the allowance for service credits and maintenance-related provisions.
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
Asset Retirement Obligations
We recognize liabilities and corresponding assets for future obligations associated with the retirement of assets. We have paging equipment assets, principally transmitters, which are located at leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. Asset retirement costs are reflected in paging equipment assets with depreciation expense recognized over the estimated lives, which range between one and five years. The asset retirement costs and the corresponding liabilities that have been recorded to date generally relate to either current plans to consolidate networks or to the removal of assets at a future terminal date. When an asset retirement obligation arises, the liabilities and corresponding assets are recorded at their present value using a discounted cash flow approach and the liabilities are accreted using the interest method.
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
We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 5, "Consolidated Financial Statement Components", and Note 7, "Asset Retirement Obligations" for additional details).

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
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of the deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment. We had no uncertain tax positions for the periods ended December 31, 2020 and 2019 (see Note 9, "Income Taxes," for additional details).
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
In accordance with ASC 350-40, Internal-Use Software, certain software development costs are capitalized while in the application development stage related to software developed for internal use or software sold in a Software as a Service ("SaaS") arrangement. This includes certain development costs for Spok Go which qualified for capitalization beginning in the first quarter of 2020. All other costs incurred during the preliminary project stage or the post-implementation stage, are expensed as incurred. Significant judgment is required when assessing costs and determining whether they fall within the preliminary project, application development, or post-implementation stage that determines whether the associated costs are expensed as incurred or capitalized. Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years, beginning when those development efforts have been placed into service (e.g., generally once made commercially available). Determining the estimated useful life requires significant judgment as we consider factors such as the rapid and continuous developments in software technology, obsolescence and anticipated life of the service offering before enhancements are necessary. In a SaaS environment, customer needs are rapidly evolving and a shorter useful life is generally expected.
We incur shipping and handling costs to send and receive messaging devices and other equipment to/from our customers. Amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are classified as cost of revenue. These costs are expensed as incurred.
Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $1.3 million, $1.7 million and $2.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Stock-Based Compensation
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
Changes in our estimates of the expected attainment of performance targets are reflected in the amount of compensation expense that we recognize for the related instruments during the interim reporting period when the change in estimate is determined and may cause the amount of compensation expense that we record for each period to vary. Further information regarding stock-based compensation can be found in Note 8, "Stockholders' Equity."
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the U.S. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2020, 2019, and 2018, our bad debt expenses were $1.1 million, $0.7 million, and $1.6 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2020, 2019, and 2018.
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
Fair Value Measurements and Financial Instruments
We account for certain assets and liabilities at fair value. We categorize each of our fair value measurements in one of the following three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:
•Level 1: Inputs are based upon unadjusted quoted prices for identical instruments in active markets.
•Level 2: Inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are corroborated by other observable market data.
•Level 3: Unobservable inputs that cannot be corroborated by observable market data and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability.
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
Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2020, and 2019 due to their short maturities.
Earnings Per Common Share
The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potentially dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive. Further information regarding earnings per common share can be found in Note 8, "Stockholders' Equity."

NOTE 2 - RECENT ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, or CECL. CECL requires early recognition of credit losses on financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for fiscal years beginning after December 15, 2019. On January 1, 2020, we adopted ASU No. 2016-13 which resulted in an immaterial adjustment to the beginning balance of retained earnings and an increase to allowance for doubtful accounts.
NOTE 3 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Revenue - wireless:
Paging revenue	$79,916	$85,067	$90,570
Product and other revenue	3,677	3,100	3,707
Total wireless revenue	$83,593	$88,167	$94,277

Revenue - software:
License	$5,179	$8,950	$13,042
Services	17,910	19,189	18,091
Equipment	2,841	3,618	4,995
Subscription	66	—	—
Operations revenue	25,996	31,757	36,128
Maintenance revenue	38,591	40,365	39,069
Total software revenue	$64,587	$72,122	$75,197
Total revenue	$148,180	$160,289	$169,474
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2020, 2019 and 2018. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Revenue:
United States	$145,349	$154,766	$164,558
International	2,831	5,523	4,916
Total revenue	$148,180	$160,289	$169,474

Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the twelve months ended December 31, 2020, are as follows:

(Dollars in thousands)	December 31, 2019	Additions	Revenue Recognized	December 31, 2020

Deferred Revenue	$26,621	$67,769	$(64,594)	$29,796
During the twelve months ended December 31, 2020, the Company recognized $24.7 million of revenue related to amounts deferred as of December 31, 2019.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the year ended December 31, 2020, are as follows:

(Dollars in thousands)	December 31, 2019	Additions	Commissions Recognized	December 31, 2020

Prepaid Commissions	$2,431	$4,160	(4,301)	$2,290
Prepaid commissions are included within prepaid expenses in the Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at December 31, 2020, was $50.5 million. We expect to recognize approximately $37.0 million of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

Lease costs are included in Technology Operations and General and Administrative expenses on the Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019

Operating lease cost	$5,797	$5,823
Short-term lease cost	7,991	8,281
Short-term lease cost - related party(1)	3,518	3,589
Total lease cost	$17,306	$17,693

Supplemental Disclosure:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$5,685	$5,678
Weighted-average remaining lease term - operating leases (in years)	5.06	5.60
Weighted-average discount rate - operating leases	5.17%	5.45%
(1) A former member of our Board of Directors, who departed our Board during the third quarter of 2020, also serves as a director for an entity that leases transmission tower sites to the Company. Refer to Note 12, "Related Parties" for additional details.

We intend to relocate our corporate headquarters during the first half of 2021 to office space located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that will expire on September 30, 2026. We expect to record approximately $4.4 million in a right-of-use asset and corresponding operating lease liability for this lease at such time that we obtain control of the property.
Maturities of lease liabilities as of December 31, 2020, were as follows:

(Dollars in thousands)	For the Year Ended December 31,

2021	$5,273
2022	3,539
2023	2,395
2024	1,672
2025	1,050
Thereafter	2,816
Total future lease payments	16,745
Imputed interest	(2,025)
Total	$14,720

NOTE 5 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Depreciation
Leasehold improvements	$57	$63	$232
Asset retirement costs	(643)	(766)	(300)
Paging and computer equipment	5,291	6,526	7,397
Furniture, fixtures and vehicles	307	374	398
Total depreciation	5,012	6,197	7,727
Amortization
Intangible assets	2,500	2,500	2,500
Capitalized software development costs	1,073	—	—
Total amortization	3,573	2,500	2,500
Accretion	471	552	542
Total depreciation, amortization and accretion expense	$9,056	$9,249	$10,769
Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.7 million and $1.3 million for the years ended December 31, 2020, and 2019, respectively. Accounts receivable, net includes $7.0 million and $6.4 million of unbilled receivables for the years ended December 31, 2020, and 2019, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2020	2019

Leasehold improvements	lease term	$3,628	$3,620
Asset retirement costs	1-5	3,717	1,922
Paging and computer equipment	1-5	92,608	96,562
Furniture, fixtures and vehicles	3-5	3,517	3,716
Total property and equipment		103,470	105,820
Accumulated depreciation		(95,655)	(97,820)
Total property and equipment, net		$7,815	$8,000

For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2020 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2024 to 2025. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact to the consolidated financial statements beginning in 2021. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.
Capitalized Software Development
Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years. Capitalized software development costs were $11.3 million for the year ended December 31, 2020, and no capitalized costs were recorded for the year ended December 31, 2019, respectively. Amortization expense with respect to software development costs was $1.1 million for the year ended December 31, 2020, and there was no amortization expense for the year ended December 31, 2019.
NOTE 6 - GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

For purposes of the goodwill impairment assessment, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. There are a number of judgmental factors that are incorporated into our assessment to establish an estimated control premium, including the review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available.

While a formal impairment assessment is performed annually, the Company monitors its business environment for potential triggering events on a quarterly basis. During the quarter ended March 31, 2020, we determined, based on a qualitative assessment, that COVID-19 created a triggering event that required further assessment. As such, we performed a quantitative assessment, using data as of March 31, 2020. Based on that assessment, the estimated fair value of the reporting unit exceeded the carrying value of the Company, which indicated an impairment did not exist as of the interim balance sheet date.

During the quarter ended December 31, 2020, we performed our annual assessment of goodwill. Based on our assessment, using data as of October 31, 2020, the carrying value of the reporting unit exceeded the estimated fair value of the Company, which indicated an impairment existed. There is potential for further impairment charges in future periods based on these ongoing assessments.

The change in goodwill for the year ended December 31, 2020, was as follows:

(Dollars in thousands)	Change in Goodwill

Goodwill at January 1, 2019	$133,031
Impairment	$(8,849)
Goodwill at January 1, 2020	$124,182
Impairment	(25,007)
Goodwill at December 31, 2020	$99,175
Intangible Assets
Amortizable intangible assets at December 31, 2020 and 2019 related primarily to customer relationships. Such intangible assets are amortized over a period of ten years. We did not record an impairment of our intangible assets during the years ended December 31, 2020, 2019 and 2018. The remaining amortization of $0.4 million is expected to be incurred in 2021.
The net consolidated balance of intangible assets consisted of the following at December 31, 2020, and 2019:

	As of December 31,
	2020			2019
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$25,002	$(24,585)	$417	$25,002	$(22,085)	$2,917

NOTE 7 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at January 1, 2019	$34	$6,513	$6,547
Accretion	39	513	552
Amounts paid	(177)	—	(177)
Additions	—	32	32
Reductions	14	(817)	(803)
Reclassifications	180	(180)	—
Balance at December 31, 2019	90	6,061	6,151
Accretion	(38)	509	471
Amounts paid	(352)	—	(352)
Additions	169	1,185	1,354
Reclassifications	466	(466)	—
Balance at December 31, 2020	$335	$7,289	$7,624
Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimates of the underlying liability, specifically related to updates in estimated costs to remove a transmitter and the estimated timing of removal. Estimated removal costs and timing refinements due to ongoing network rationalization activities are expected to accrete to a total liability of $9.3 million.
Additional information regarding asset retirement costs and accretion expense can be found in Note 5, "Consolidated Financial Statements' Components."

NOTE 8 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2020, and 2019, we had no stock options outstanding.
At December 31, 2020, and 2019, there were 19,384,192 and 19,071,614 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
For each of the three years ending December 31, 2020, 2019 and 2018, our Board of Directors declared cash dividends of $0.50 per share of our outstanding common stock. An immaterial amount of dividends declared were related to unvested RSUs and unvested shares of restricted stock, which are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 17, 2021, the Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock, with a record date of March 16, 2021, and a payment date of March 30, 2021. This cash dividend of approximately $2.4 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
On July 31, 2008, our Board of Directors approved a program to repurchase our common stock in the open market. This program has been extended at various times. In August 2018, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock through December 31, 2018, on the open market or in privately negotiated transactions. In November 2018, our Board of Directors extended the repurchase authority through December 31, 2019. The Company fully exhausted the repurchase authority in September 2019.
We used available cash on hand and net cash provided by operating activities to fund the common stock repurchase program. This repurchase authority allowed us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
Repurchased shares of our common stock were accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurred. All repurchased shares of common stock were returned to the status of authorized, but unissued, shares of the Company.
The Company did not repurchase any of its common stock during 2020. Common stock repurchased in 2019 and 2018 (excluding commission and the purchase of common stock for tax withholdings) was as follows:

(Dollars in thousands, except for shares purchased)	2019		2018
For the Three Months Ended	Shares Purchased	Amount	Shares Purchased	Amount

March 31,	131,012	$1,806	127,792	$1,922
June 30,	—	—	501,782	7,520
September 30,	401,342	4,749	36,542	558
December 31,	—	—	263,000	3,446
Total	532,354	$6,555	929,116	$13,446

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

	For the Year Ended December 31,
(In thousands, except for share and per share amounts)	2020	2019	2018

Numerator:
Net loss	$(44,225)	$(10,765)	$(1,479)

Denominator:
Basic and diluted weighted average outstanding shares of common stock	19,028,918	19,089,402	19,667,891
Basic and diluted net loss per common share	$(2.32)	$(0.56)	$(0.08)
For the years ended December 31, 2020, 2019 and 2018, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2020	2019	2018

Restricted stock units	297,757	189,862	178,279

Share-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the "2012 Equity Plan") that our stockholders subsequently approved on May 16, 2012. A total of 2,194,986 shares of common stock were reserved for issuance under this plan.
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the "2020 Equity Plan" and together with the 2012 Equity Plan, the "Equity Plans") that our stockholders subsequently approved on July 28, 2020. As of July 28, 2020, a total of 1,699,950 shares of common stock have been reserved for issuance under the 2020 Equity Plan, and no further grants will be made under the 2012 Equity Plan. However, the 2012 Equity Plan will continue to govern all outstanding awards thereunder.
Awards under the 2020 Equity Plan may be in the form of stock options, restricted common stock, RSUs, performance awards, dividend equivalents, stock payment awards, deferred stock, deferred stock units ("DSUs"), stock appreciation rights or other stock or cash-based awards.
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
Dividend equivalent rights generally accompany each DSU award and are paid to participants in cash on the Company's applicable dividend payment date whether the DSU is vested or unvested. The dividend equivalent right associated with a DSU continues until delivery of the underlying shares of common stock is made.
Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of December 31, 2020, there was an aggregate of 605,606 unvested RSUs and restricted stock outstanding under the 2012 Equity Plan.

The following table summarizes the activities under the Equity Plans from January 1, 2018, through December 31, 2020:

Activity

Total equity securities available at January 1, 2018	1,140,658
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(236,221)
Total equity securities available at December 31, 2018	904,437
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(257,957)
Total equity securities available at December 31, 2019	646,480
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(547,166)
Plus: Additional shares available for issuance under the 2020 Equity Plan	1,600,000
Total equity securities available at December 31, 2020	1,699,314
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value per Share

Unvested at January 1, 2020	419,426	$14.00
Granted	603,171	11.94
Vested	(329,870)	14.05
Forfeited	(56,005)	12.49
Unvested at December 31, 2020	636,722	$12.16
Of the 636,722 unvested RSUs and restricted stock outstanding at December 31, 2020, 354,125 RSUs include contingent performance requirements for vesting purposes. At December 31, 2020, there was $4.1 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.
During the years ended December 31, 2019 and 2018, the Company granted 388,321 and 343,102 RSUs, respectively, with a weighted-average grant date fair value of $13.27 and $15.65 per share, respectively. The fair value of RSUs that vested during the years ended December 31, 2019 and 2018 were $3.0 million and $2.7 million, respectively, based on the closing price of the Company's common stock of $12.23 and $13.26 at December 31, 2019 and December 31, 2018, respectively.
Employee Stock Purchase Plan
In 2016, our Board of Directors adopted the ESPP that our stockholders subsequently approved on July 25, 2016. A total of 250,000 shares of common stock were reserved for issuance under this plan.
The ESPP allows employees to purchase shares of common stock at a discounted rate, subject to plan limitations. Under the ESPP, eligible participants can voluntarily elect to have contributions withheld from their pay for the duration of an offering period, subject to the ESPP limits. At the end of an offering period, contributions will be used to purchase the Company's common stock at a discount to the market price based on the first or last day of the offering period, whichever is lower.
Participants are required to hold common stock for a minimum period of two years from the grant date. Participants will begin earning dividends on shares after the purchase date. Each offering period will generally last for no longer than six months. Once an offering period begins, participants cannot adjust their withholding amount. If a participant chooses to withdraw, any previously withheld funds will be returned to the participant, with no stock purchased, and that participant will be eligible to participate in the ESPP at the next offering period. If the participant terminates employment with the Company during the offering period, all contributions will be returned to the employee and no stock will be purchased.
The Company uses the Black-Scholes model to calculate the fair value of each offering period on the offer date. The Black-Scholes model requires the use of estimates for the expected term, the expected volatility of the underlying common stock over the expected term, the risk-free interest rate and the expected dividend payment.
For the year ended December 31, 2020, employees purchased 35,661 shares of common stock for a total price of $0.3 million. For the year ended December 31, 2019, employees purchased 23,299 shares of common stock for a total price of $0.3 million.

The following table summarizes the activities under the ESPP from January 1, 2018, through December 31, 2020:

Activity

Total ESPP equity securities available at January 1, 2018	228,279
Less: common stock purchased by eligible employees	(20,120)
Total ESPP equity securities available at January 1, 2019	208,159
Less: common stock purchased by eligible employees	(23,299)
Total ESPP equity securities available at January 1, 2020	184,860
Less: common stock purchased by eligible employees	(35,661)
Total ESPP equity securities available at December 31, 2020	149,199
Amounts withheld from participants will be classified as a liability on the Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the consolidated financial statements.
Stock-Based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the grant date fair value of the instruments, over the instruments’ vesting period. The following table reflects stock-based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Performance-based RSUs	$2,019	$1,434	$2,127
Time-based RSUs and restricted stock	3,389	2,119	2,756
ESPP	100	90	71
Total stock based compensation	$5,508	$3,643	$4,954

NOTE 9 - INCOME TAXES
The significant components of our (provision for) benefit from income taxes attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018

Loss before income taxes	$(21,770)	$(13,423)	$(2,185)

Current:
Federal tax	—	$—	$—
State tax	58	582	838
Foreign tax	(150)	13	148
Total current	(92)	595	986
Deferred:
Federal tax	20,594	(2,121)	(1,467)
State tax	1,910	(1,239)	(532)
Foreign tax	43	107	307
Total deferred	22,547	(3,253)	(1,692)
(Provision for) benefit from income taxes	$22,455	$(2,658)	$(706)

Foreign income before income tax (benefit) expense is immaterial to consolidated income before income tax (benefit) expense. The following table summarizes the principal elements of the difference between the United States federal statutory rate of 21% and our effective tax rate for the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	2020		2019		2018

Loss before income taxes	$(21,770)		$(13,423)		$(2,185)

Income taxes computed at the federal statutory rate	$(4,572)	21.0%	$(2,819)	21.0%	$(459)	21.0%
State income taxes, net of federal benefit	(703)	3.2%	(567)	4.2%	306	(14.0)%
Goodwill impairment	6,341	(29.1)%	2,243	(16.7)%	—	—%
Change in valuation allowance	22,108	(101.6)%	—	—%	—	—%
Research and development and other tax credits	(1,316)	6.0%	(1,790)	13.3%	(1,144)	52.4%
Excess executive compensation	266	(1.2)%	322	(2.4)%	281	(12.9)%
Other	331	(1.5)%	(47)	0.4%	310	(14.2)%
Provision for (benefit from) income taxes	$22,455	(103.1)%	$(2,658)	19.8%	$(706)	32.3%

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

The components of deferred income tax assets at December 31, 2020, and 2019 were as follows:

	December 31,
(Dollars in thousands)	2020	2019

Capitalized research and development costs	$13,367	$18,605
Net operating loss carryforward	18,081	15,978
Property and equipment	5,353	6,092
Accrued liabilities, reserves and other expenses	5,063	3,718
Research and development credits	5,533	4,140
Tax credits	717	1,467
Stock based compensation	1,917	1,600
Other	132	121
Gross deferred income tax assets	50,163	51,721
Deferred income tax liabilities:
Intangible assets	(2,015)	(2,430)
Prepaid and other expenses	(214)	(308)
Gross deferred income tax liabilities	(2,229)	(2,738)
Net deferred income tax assets	47,934	48,983
Valuation allowance	(22,108)	—
Total deferred income tax assets	$25,826	$48,983

The Coronavirus Aid Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020, to provide stimulus and relief in response to the COVID-19 pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, the Company has made use of the following provisions:

•Payroll Tax Deferral: Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020, and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes due on December 31, 2021, and the remainder due on December 31, 2022. This resulted in a total deferral of $2.1 million in payroll taxes for the year ended December 31, 2020.
•Employee Retention Credits: Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit applies to the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shutdown order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. This resulted in a tax credit of $1.3 million for the year ended December 31, 2020.
•Alternative Minimum Tax ("AMT") Credit: Allows for an immediate refund of all refundable AMT credits resulting from passage of the CARES Act of 2020. This resulted in accelerated collection of approximately $1.3 million of other current assets that was received during the third quarter of 2020.
Net Operating Losses
As of December 31, 2020, we had approximately $79.7 million of net operating losses available to offset future taxable income, of which approximately $70.6 million were Federal net operating losses with expiration dates that begin expiring in 2026 and will fully expire in 2029. We have an immaterial amount of foreign tax credits available for future use.
Valuation Allowance
We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of the deferred income tax assets will be realized in future periods.
The cumulative loss incurred by the Company over the three-year period ended December 31, 2020, constitutes a piece of objective negative evidence which limits our ability to consider other subjective evidence. In addition, the uncertainty created by COVID-19, has meaningfully limited our ability to consider our projections for future profitability and growth in our assessment of the recoverability of our deferred income tax assets. Based on this evaluation, which we completed utilizing our annual long-range planning and forecasting updates that are traditionally completed in the fourth quarter of each year, we recorded a valuation allowance of $22.1 million, as of December 31, 2020, to reduce net deferred income tax assets as their realization did not meet the more-likely-than-not criterion. COVID-19 has significantly limited our ability to consider projections for future profitability as objectively verifiable positive evidence to support the realizability of deferred tax assets, as the projections rely on subjective estimates and assumptions regarding the market launch of our SaaS product, Spok Go. As a result, a valuation allowance was established against deferred tax assets associated with net operating losses and credits with set expiration dates.
Those deferred income tax assets which are not currently covered by a valuation allowance are those that are indefinite-lived, or whose temporary differences would reverse in the future and may result in the creation of an indefinite-lived deferred income tax asset, which we consider to be realized through future taxable income despite near term uncertainties. The amount of deferred income tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present, additional weight is given to subjective evidence such as our projections for future profitability and growth, or other relevant factors arise. We did not record a valuation allowance during 2019 or 2018.
Income Tax Audits
The 2018, 2019 and 2020 federal and state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any Federal or state tax authority.
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2017 through 2020, and for the four-year SOL states, the SOL is open for years ending from 2016 through 2020.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2020.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the consolidated financial statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.
Legal Contingencies
We are involved, from time to time, in lawsuits arising in the normal course of business. We believe the potential outcomes from these lawsuits will not have a material adverse impact on our financial position or statement of operations.
Operating Leases
We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations, and intend to replace, reduce or consolidate leases, where possible.
Future minimum lease payments under non-cancelable operating leases at December 31, 2020, were as follows:

(Dollars in thousands)	Operating Leases
For the Year Ended December 31,

2021	$6,236
2022	4,541
2023	3,371
2024	1,879
2025	1,230
Thereafter	1,470
Total	$18,727
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period.
Total rent expense under operating leases for the years ended December 31, 2020, 2019 and 2018, was approximately $17.3 million, $17.7 million and $17.5 million, respectively.
NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company has a savings plan in the U.S., the Spok Holdings, Inc. Savings and Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may elect to contribute a percentage of their wages, subject to certain limitations. Matching contributions under the savings plan were approximately $1.6 million for the years ended December 31, 2020, 2019, and 2018.
NOTE 12 - RELATED PARTIES
A former member of our Board of Directors, who departed the Board during the third quarter of 2020, also serves as a director for an entity that leases transmission tower sites to the Company. We incurred $3.5 million for the year ended December 31, 2020, and $3.6 million for the years ended December 31, 2019, and 2018 for site rent expense from the entity on which the individual serves as a director for each of the years ended December 31, 2020, 2019 and 2018. These amounts are included in technology operations expenses.

A member of our Board of Directors who was appointed at the beginning of 2020 serves as Chief Information Officer for an entity that is also a customer of the Company. For the year ended December 31, 2020, we recognized revenues of $0.7 million related to contracts from the entity at which the individual is employed.

NOTE 13 - SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for the years ended December 31, 2020, and 2019 is summarized below:

	For the Year Ended December 31, 2020
(Dollars in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)

Revenues(1)	$37,267	$35,739	$37,693	$37,480
Operating (loss) income(1)	(4,108)	3,159	2,732	(24,449)
Net (loss) income(1)	(4,539)	3,759	3,165	(46,610)
Basic net (loss) income per common share(2)	(0.24)	0.20	0.17	(2.44)
Diluted net (loss) income per common share(2)	(0.24)	0.20	0.16	(2.44)

	For the Year Ended December 31, 2019
(Dollars in thousands except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)(4)

Revenues(1)	$41,764	$39,525	$39,453	$39,548
Operating income (loss)(1)	1,115	(1,992)	(2,692)	(12,239)
Net income (loss)(1)	742	(670)	(1,326)	(9,511)
Basic and diluted net income (loss) per common share(2)	0.04	(0.03)	(0.07)	(0.50)
(1)     Slight variations in totals are due to rounding.
(2)     Basic and diluted net income (loss) per common share is computed independently for each period presented. As a result, the sum of the quarterly basic and diluted net income (loss) per common share for the years ended December 31, 2020, and 2019 may not equal the total computed for the year.
(3)     The Company recorded a goodwill impairment of $25.0 million and $8.8 million during the fourth quarters of 2020 and 2019, respectively. See Note 6 "Goodwill and Intangible Assets, Net" for additional details.
(4)     The Company recorded a valuation allowance of $22.1 million during the fourth quarter of 2020. See Note 9 "Income Taxes" for additional details.

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
(Dollars in thousands)

Year ended December 31, 2020	$1,293	$1,382	$(1,006)	$1,669
Year ended December 31, 2019	$1,705	$1,248	$(1,660)	$1,293
Year ended December 31, 2018	$1,065	$2,125	$(1,485)	$1,705

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Second Amended and Restated Bylaws	8-K	001-32358	3.1	12/20/2016
3.3	Third Amended and Restated Bylaws of Spok Holdings, Inc.	8-K	001-32358	3.1	10/30/2020
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9†	Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.10	3/1/2018
10.10†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period	10-K	001-32358	10.10	2/28/2019
10.11†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2017 - 2019 performance period	10-K	001-32358	10.12	2/27/2020
10.12†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan					Filed
10.13†	Spok Holdings, Inc. 2018 Short-Term Incentive Plan	10-K	001-32358	10.15	2/28/2019
10.14†	Spok Holdings, Inc. 2019 Short-Term Incentive Plan	10-K	001-32358	10.16	2/28/2019
10.15†	Spok Holdings, Inc. 2020 Short-Term Incentive Plan	10-K	001-32358	10.16	2/27/2020
10.16†	Spok Holdings, Inc. 2021 Short-Term Incentive Plan					Filed
10.17*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.18†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.19†	Spok Holdings, Inc. 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	6/19/2020
10.20†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of June 18, 2020	8-K	001-32358	10.1	6/18/2020
10.21	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2020 Equity Incentive Award Plan					Filed
10.22	Cooperation Agreement, dated as of June 18, 2020 by and among Spok Holdings, Inc., White Hat Strategic Partners LP, White Hat SP GP LLC, White Hat Capital Partners LP, and White Hat Capital Partners GP LLC	8-K	001-32358	10.1	6/19/2020
10.23	Spok Holdings, Inc. Deferred Compensation Plan For Non-Employee Directors					Filed

21	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**					Furnished
101.SCH	Inline XBRL Taxonomy Extension Schema**					Furnished
101.CAL	Inline XBRL Taxonomy Extension Calculation**					Furnished
101.DEF	Inline XBRL Taxonomy Extension Definition**					Furnished
101.LAB	Inline XBRL Taxonomy Extension Labels**					Furnished
101.PRE	Inline XBRL Taxonomy Extension Presentation**					Furnished
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.
**    The financial information contained in these XBRL documents is unaudited.
†    Denotes a management contract or compensatory plan or arrangement.