Form 10-Q
period 2021-03-31
Spok Holdings, Inc
filed 2021-04-29
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32358

SPOK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5911 Kingstown Village Pkwy, 6th Floor
Alexandria,	Virginia	22315
(Address of principal executive offices)		(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,385,155 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of April 23, 2021.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2021	December 31, 2020

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$41,646	$48,729
Short-term investments	29,996	29,995
Accounts receivable, net	28,675	29,934
Prepaid expenses	8,284	8,958
Other current assets	1,681	1,269
Total current assets	110,282	118,885
Non-current assets:
Property and equipment, net	7,421	7,815
Operating lease right-of-use assets	17,636	14,016
Capitalized software development, net	12,064	10,179
Goodwill	99,175	99,175
Intangible assets, net	—	417
Deferred income tax assets, net	25,223	25,826
Other non-current assets	875	978
Total non-current assets	162,394	158,406
Total assets	$272,676	$277,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,451	$6,685
Accrued compensation and benefits	13,084	14,103
Deferred revenue	26,743	27,686
Operating lease liabilities	6,037	5,264
Other current liabilities	3,923	3,702
Total current liabilities	54,238	57,440
Non-current liabilities:
Asset retirement obligations	7,402	7,289
Operating lease liabilities	12,640	9,456
Other non-current liabilities	1,824	2,493
Total non-current liabilities	21,866	19,238
Total liabilities	76,104	76,678
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	92,575	91,780
Accumulated other comprehensive loss	(1,438)	(1,452)
Retained earnings	105,433	110,283
Total stockholders’ equity	196,572	200,613
Total liabilities and stockholders' equity	$272,676	$277,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2021	2020

Revenue:
Wireless	$20,120	$21,386
Software	15,916	15,881
Total revenue	36,036	37,267
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,241	8,264
Research and development	4,506	5,449
Technology operations	7,252	7,904
Selling and marketing	4,900	6,361
General and administrative	11,150	11,251
Depreciation, amortization and accretion	2,727	2,146
Total operating expenses	37,776	41,375
Operating loss	(1,740)	(4,108)
Interest income	61	363
Other expense	(27)	(137)
Loss before income taxes	(1,706)	(3,882)
Provision for income taxes	(591)	(657)
Net loss	$(2,297)	$(4,539)
Basic and diluted net loss per common share	$(0.12)	$(0.24)
Basic and diluted weighted average common shares outstanding	19,272,786	18,958,716
Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2021	2020

Net loss	$(2,297)	$(4,539)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14	(220)
Other comprehensive income (loss)	14	(220)
Comprehensive loss	$(2,283)	$(4,759)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2020	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(4,539)	(4,539)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Purchase of common stock for tax withholding	(79,981)	—	(903)	—	(903)
Amortization of stock-based compensation	—	—	1,182	—	1,182
Cash dividends declared	—	—	—	(2,488)	(2,488)
Issuance of restricted stock under the 2012 Equity Plan and other	1,918	—	—	19	19
Cumulative translation adjustment	—	—	(220)	—	(220)
Balance, March 31, 2020	18,993,551	$2	$85,332	$157,446	$242,780

Balance, January 1, 2021	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(2,297)	(2,297)
Purchase of common stock for tax withholding	(132,281)	—	(1,444)	—	(1,444)
Amortization of stock-based compensation	—	—	2,239	—	2,239
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the equity plans and other	20,952	—	—	—	—
Issuance of common stock in lieu of cash compensation	50,741	—	—	—	—
Cumulative translation adjustment	—	—	14	—	14
Balance, March 31, 2021	19,323,604	$2	$91,137	$105,433	$196,572

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2021	2020

Operating activities:
Net loss	$(2,297)	$(4,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	2,727	2,146
Deferred income tax expense	510	790
Stock-based compensation	2,239	1,182
Provisions for doubtful accounts, service credits and other	215	18
Changes in assets and liabilities:
Accounts receivable	1,039	2,441
Prepaid expenses and other assets	457	238
Net operating lease liabilities	338	(77)
Accounts payable, accrued liabilities and other	(3,038)	(340)
Deferred revenue	(1,471)	(542)
Net cash provided by operating activities	719	1,317
Investing activities:
Purchases of property and equipment	(727)	(1,049)
Capitalized software development	(2,920)	(1,705)
Purchase of short-term investments	(14,995)	(14,888)
Maturity of short-term investments	15,000	15,000
Net cash used in investing activities	(3,642)	(2,642)
Financing activities:
Cash distributions to stockholders	(2,730)	(2,629)
Purchase of common stock for tax withholding on vested equity awards	(1,444)	(903)
Net cash used in financing activities	(4,174)	(3,532)
Effect of exchange rate on cash	14	(220)
Net decrease in cash and cash equivalents	(7,083)	(5,077)
Cash and cash equivalents, beginning of period	48,729	47,361
Cash and cash equivalents, end of period	$41,646	$42,284
Supplemental disclosure:
Income taxes paid	$(118)	$—

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
Certain immaterial prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the statement of financial position.
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2020, is unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2020, has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2020.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The Condensed Consolidated Statement of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, determining standalone selling price of performance obligations, variable consideration, depreciation expense, asset retirement obligations, income taxes and capitalization of software costs. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2020 Annual Report, which describe key risks associated with our operations and industry.
NOTE 3 - RECENT ACCOUNTING STANDARDS
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The Company has determined that all recent ASUs issued by the FASB are either not applicable or are expected to have minimal impact on the Company's Condensed Consolidated Financial Statements.
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2020 Annual Report.
NOTE 5 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. (See Item 1. “Business,” in the 2020 Annual Report for more details.)
Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of equipment that facilitates the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is for ongoing support of our software solutions or related equipment and access to when-and-if available software updates. Maintenance is generally purchased and renewed on an annual basis.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our wireless, professional, subscription, and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance or subscription services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.

The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Wireless products and services	$20,120	$21,386
License	1,507	955
Services	4,354	4,549
Equipment	616	725
Subscription	45	—
Maintenance	9,394	9,652
Total revenue	$36,036	$37,267
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2021, and 2020. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020

United States	$35,174	$36,503
International	862	764
Total revenue	$36,036	$37,267
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the three months ended March 31, 2021 are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Revenue Recognized	March 31, 2021

Deferred Revenue	$29,796	$14,378	$(15,849)	$28,325
During the three months ended March 31, 2021, the Company recognized $10.5 million related to amounts deferred as of December 31, 2020.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the three months ended March 31, 2021 are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Commissions Recognized	March 31, 2021

Prepaid Commissions	$2,290	$1,043	$(1,105)	$2,228
Prepaid commissions are included within Prepaid expenses on the Condensed Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at March 31, 2021, was $48.8 million. We expect to recognize approximately $35.0 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.

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

Lease costs are included in technology operations and general and administrative expenses on the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Operating lease cost	$1,470	$1,382
Short-term lease cost	2,739	1,977
Short-term lease cost - related party(1)	—	890
Total lease cost	$4,209	$4,249

Supplemental Disclosure:
Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,375	$1,349
Weighted-average remaining lease term - operating leases (in years)	5.09	5.55
Weighted-average discount rate - operating leases	4.65%	5.39%
(1) A former member of our Board of Directors, who departed the Board during the third quarter of 2020, concurrently served as a director for an entity that leases transmission tower sites to the Company.
In March 2021, we relocated our corporate headquarters to office space located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that will expire on September 30, 2026. At that time, we recorded $4.4 million in a right-of-use asset and corresponding operating lease liability for this lease. Over the life of this lease, cash payments are expected to total approximately $4.9 million.
Maturities of lease liabilities as of March 31, 2021, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

For the remaining nine months ending December 31, 2021	$4,649
2022	4,653
2023	3,500
2024	2,658
2025	2,002
Thereafter	3,526
Total future lease payments	20,988
Imputed interest	(2,311)
Total	$18,677

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Depreciation
Leasehold improvements	$16	$16
Asset retirement costs	(22)	(161)
Paging and computer equipment	1,069	1,478
Furniture, fixtures and vehicles	58	70
Total depreciation	1,121	1,403
Amortization
Intangible assets	417	625
Capitalized software development costs	1,035	—
Total amortization	1,452	625
Accretion	154	118
Total depreciation, amortization and accretion expense	$2,727	$2,146
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.5 million and $1.7 million at March 31, 2021, and December 31, 2020, respectively. Accounts receivable, net includes $7.0 million of unbilled receivables at March 31, 2021, and December 31, 2020. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2021	December 31, 2020

Leasehold improvements	shorter of useful life or lease term	$3,172	$3,628
Asset retirement costs	1-5	3,717	3,717
Paging and computer equipment	1-5	91,441	92,608
Furniture, fixtures and vehicles	3-5	3,530	3,517
Total property and equipment		101,860	103,470
Accumulated depreciation		(94,439)	(95,655)
Total property and equipment, net		$7,421	$7,815
Capitalized Software Development
Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years. Capitalized software development costs were $2.9 million and $1.7 million for the three months ended March 31, 2021 and 2020 respectively. Amortization expense with respect to software development costs was $1.0 million and $0.0 million for the three months ended March 31, 2021, and 2020, respectively.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the three months ended March 31, 2021, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
Intangible Assets
Amortizable intangible assets at March 31, 2021, related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. These intangibles, with an original gross carrying amount of $25.0 million, were being amortized over a period of 10 years and became fully amortized during the quarter ended March 31, 2021.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2020	$335	$7,289	$7,624
Accretion	(31)	185	154
Amounts paid	(101)	—	(101)
Reclassifications	72	(72)	—
Balance at March 31, 2021	$275	$7,402	$7,677
The short-term portion of the balance above is included within Other current liabilities on the Condensed Consolidated Balance Sheet at March 31, 2021, and December 31, 2020.
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
At March 31, 2021, and December 31, 2020, we had no stock options outstanding.
At March 31, 2021, and December 31, 2020, there were 19,323,604 and 19,384,192 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
The following table details our cash dividends declared in 2021. Cash dividends paid as disclosed in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021, and 2020 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 17, 2021	March 16, 2021	March 30, 2021	$0.125	$2,553
Total			$0.125	$2,553
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ('DSUs') and unvested RSUs.
On April 28, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 25, 2021, and a payment date of June 24, 2021. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
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
The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2021	2020

Numerator:
Net loss	$(2,297)	$(4,539)

Denominator:
Basic and diluted weighted average common shares outstanding	19,272,786	18,958,716

Basic and diluted net loss per common share	$(0.12)	$(0.24)
For the three months ended March 31, 2021, and 2020 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2021	2020

Restricted stock units	292,059	203,188
Share-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that our stockholders subsequently approved on May 16, 2012. A total of 2,194,986 shares of common stock were reserved for issuance under this plan.
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan” and together with the 2012 Equity Plan, the "Equity Plans") that our stockholders subsequently approved on July 28, 2020. As of that date, a total of 1,699,950 shares of common stock have been reserved for issuance under the 2020 Equity Plan, and no further grants will be made under the 2012 Equity Plan. However, the 2012 Equity Plan will continue to govern all outstanding awards thereunder.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards under the 2020 Equity Plan may be in the form of stock options, restricted common stock, RSUs, performance awards, dividend equivalents, stock payment awards, deferred stock, DSUs, stock appreciation rights or other stock or cash-based awards.
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

Payment of the underlying common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of March 31, 2021, the aggregate amount of unvested RSUs and restricted stock outstanding under the 2012 Equity Plan was 585,006.

The following table summarizes the activities under the Equity Plans from January 1, 2021, through March 31, 2021:

Activity

Total equity securities available at January 1, 2021	1,699,314
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(564,858)
Issuance of common stock in lieu of cash compensation	(50,741)
Total equity securities available at March 31, 2021	1,083,715
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the three months ended March 31, 2021:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2021	636,722	$12.16
Granted	579,905	11.14
Vested	(6,842)	11.86
Forfeited	(15,047)	13.48
Unvested at March, 31 2021	1,194,738	$11.65
Of the 1,194,738 unvested RSUs, DSUs and restricted stock outstanding at March 31, 2021, 592,674 RSUs include contingent performance requirements for vesting purposes. At March 31, 2021, there was $8.8 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
For 2021, qualified employees are receiving a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards are made in advance on a quarterly basis and vest immediately. For the three months ended March 31, 2021, 50,741 shares of common stock were issued, with a weighted average grant date fair value of $12.13.
Employee Stock Purchase Plan
In 2016, our Board of Directors adopted the Spok Holdings, Inc. Employee Stock Purchase Plan ("ESPP") that our stockholders subsequently approved on July 25, 2016. A total of 250,000 shares of common stock were reserved for issuance under this plan.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Participants are required to hold common stock for a minimum period of two years from the grant date. Participants will begin earning dividends on shares after the purchase date. Each offering period will generally last for no longer than six months. Once an offering period begins, participants cannot adjust their withholding amount. If a participant chooses to withdraw, any previously withheld funds will be returned to the participant, with no stock purchased, and that participant will be eligible to participate in the ESPP during the next offering period. If the participant terminates employment with the Company during the offering period, all contributions will be returned to the employee and no stock will be purchased.
The Company uses the Black-Scholes model to calculate the fair value of the common stock to be purchased each offering period on the offer date. The Black-Scholes model requires the use of estimates for the expected term, the expected volatility of the underlying common stock over the expected term, the risk-free interest rate and the expected dividend payment.
For the three months ended March 31, 2021, and 2020, no shares of the Company's common stock were purchased. The following table summarizes the activities under the ESPP from January 1, 2021, through March 31, 2021:

Activity

Total ESPP equity securities available at January 1, 2021	149,199
ESPP common stock purchased by eligible employees	—
Total ESPP securities available at March 31, 2021	149,199
Amounts withheld from participants will be classified as Accrued compensation and benefits on the Condensed Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the Condensed Consolidated Financial Statements.
Stock-Based Compensation Expense
We record all stock-based compensation, which consist of RSUs, DSUs, restricted stock, equity in lieu of salary, and the option to purchase common stock under the ESPP, at fair value as of the grant date. Stock-based compensation expense is recognized based on a straight-line amortization basis over the respective service period. Forfeitures and withdrawals are accounted for as incurred.
The following table reflects the items for stock-based compensation expense on the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020

Performance-based RSUs	$573	$346
Time-based RSUs, DSUs and restricted stock	1,023	812
Equity in lieu of salary	622	—
ESPP	21	24
Total stock-based compensation	$2,239	$1,182

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 - INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020. The CARES Act was initiated to provide stimulus and relief in response to the coronavirus disease 2019 ("COVID-19") pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, the Company has made use of the following provisions:
•Payroll Tax Deferral - Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes due on December 31, 2021, and the remainder due on December 31, 2022. This resulted in a total deferral of approximately $2.1 million of payroll taxes under this provision, as of December 31, 2020. We do not anticipate additional deferrals in 2021.
•Employee Retention Credits - Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit applies to the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. This resulted in a total claim of approximately $1.3 million in employee retention credits under this provision, as of December 31, 2020. We do not anticipate additional material employee retention credits in 2021.
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
For 2021, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21% primarily due to the effect of state income taxes, research and development credits and related valuation allowance, permanent differences between book and taxable income and certain discrete items.
We had total net deferred income tax assets ("DTAs") of $25.2 million and $25.8 million at March 31, 2021, and December 31, 2020, respectively. We had a valuation allowance of $23.1 million and $22.1 million at March 31, 2021, and December 31, 2020, respectively.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2021, to the commitments and contingencies previously reported in the 2020 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended March 31, 2021, and 2020, we recognized revenues of $0.2 million related to contracts from the entity at which the individual is employed.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, “we,” “Spok,” “our” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Statement of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed in the Company’s 2020 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.
Overview

The following MD&A is intended to help the reader understand the results of operations and financial condition of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2020 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
Spok, acting through its indirect wholly owned operating subsidiary, Spok, Inc., delivers smart, reliable clinical communication and collaboration solutions to help protect the health, well-being and safety of people primarily in the United States. Organizations rely on Spok for workflow improvement, secure texting, paging services, contact center optimization and public safety response.
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report and "Item 1. Business" of Part I of the 2020 Annual Report, which describe our business in further detail.

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the virus has significantly impacted the global economy. Although federal and state restrictions were not widely adopted until late in the first quarter of 2020, we began to experience a direct impact on our sales cycle in late February 2020 as hospitals began to delay purchasing decisions and address staff reductions. These delays have continued to affect our software bookings, which directly impact license and equipment revenues. We have also experienced delays in our ability to deliver on-site implementation services, which continued to impact our services revenue throughout 2020 and into the first quarter of 2021. While much of our implementation process can be performed remotely, the on-premise nature of certain of our solutions requires some level of on-site availability to complete and finalize customer software solutions. Although our software revenues for the first quarter of 2021 have marginally improved, we believe we will continue to see weaker professional services revenue in comparison to normal operating levels during the second quarter of 2021, followed by more normal operating levels in the second half of the year.

Our ability to return to normal operating levels is largely driven by our customers and their ability to bring operations back to levels beyond just critical needs and emergency services. Many hospitals initially reduced the number of elective surgeries as a result of government restrictions, as well as patients delaying or canceling elective procedures during the pandemic. While these organizations began to see improved operating levels during the second half of 2020 as they better managed their admissions process and capacity constraints, the timing of vaccine distributions as well as any significant spikes in U.S. virus cases could further delay progress towards returning to normal operational levels. As previously discussed, we believe that we are likely to see some lingering and continued effects from COVID-19 throughout 2021, although we are cautiously optimistic that normal operating levels could be achieved during the second half of the year.
Additionally, many hospitals continue to maintain restrictive social distancing guidelines to ensure the safety of their personnel and patients. These restrictions can make it difficult for external personnel who are not critical to the immediate operating needs of a hospital, such as our implementation staff, to gain access. These factors can vary considerably depending on the size of an organization, geographical location and local regulations. Given that we anticipate continued disruptions to our business, we believe our software revenues will continue to be impacted by the pandemic for the remainder of 2021. With regard to implementation services, these impacts have primarily resulted in delays in timing of revenue recognition, as associated revenue corresponds to our backlog of performance obligations ready to deliver at some point in the future.
Over the last several months of 2020 and into the first quarter of 2021, we began to see modest improvements in each of the aforementioned areas that have been impacted by the COVID-19 pandemic, and we are cautiously optimistic that we will continue seeing sequential improvement in these areas over the next several quarters. We are also optimistic that any lingering effects from COVID-19 will have a lesser impact on our financial results in 2021 than they did in 2020.

As facts and circumstances continue to evolve over the coming months, we will continue to assess and communicate the anticipated impact on our business, and we will continue to diligently pursue countermeasures to prudently manage operating expenses during this time, with a goal of neutralizing the impact of the pandemic on our cash flows. Each of these measures is described in further detail below and is subject to actual operating conditions experienced during the year.
•Reduced work schedules: We enacted a Company-wide plan that reduced work schedules with a related temporary reduction in compensation rates during the second, third and fourth quarters of 2020 and continuing for the first half of 2021, whereby each of our employees, including our executive officers, is subject to one week of a reduced work schedule per quarter. For the three months ended March 31, 2021 these reduced work schedules resulted in realized savings of $1.0 million in compensation expense. We expect to realize savings of between $0.7 million and $1.2 million in compensation expense for the second quarter of 2021. While we originally enacted this plan for the full-year 2021, we now believe that continuing this plan for the second half of the year is unnecessary, given our positive results for the first quarter as well as management's confidence in mitigating short-term uncertainties with regard to the pandemic.
•Equity in Lieu of Cash Compensation: For 2021, qualified employees are receiving a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards, affecting approximately 450 of our employees, are made in advance on a quarterly basis and vest immediately. For the three months ended March 31, 2021, we achieved cash savings of $0.6 million, and we expect to achieve a total of between $2.0 million and $3.0 million in cash savings for the year.
•Non-Employee Director Alternative DSU or Restricted Stock Plan: Since inception of this alternative payment plan, which began in the third quarter of 2020, all non-employee directors have voluntarily elected to receive either DSUs or restricted stock in lieu of the cash portion of their compensation. As a result, for the three months ended March 31, 2021, we achieved cash savings of $0.1 million, and we expect to achieve between $0.3 million and $0.5 million in cash savings for the year. (Refer to Note 10, "Stockholder's Equity" in the Notes to Consolidated Financial Statements for further detail related to the alternative DSU or restricted stock plan).
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
We believe our cost mitigation efforts, in addition to relief provided by the CARES Act and natural cost savings that will materialize as a result of COVID-19 (e.g., reduced travel and events), will allow us to continue to offset any negative cash flow impact resulting from the pandemic during 2021.

Results of Operations

The following table is a summary of our Consolidated Statement of Operations for the Three Months Ended March 31, 2021, and 2020:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Total	%

Revenue:
Wireless	$20,120	$21,386	$(1,266)	(5.9)%
Software	15,916	15,881	35	0.2%
Total revenue	36,036	37,267	(1,231)	(3.3)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,241	8,264	(1,023)	(12.4)%
Research and development	4,506	5,449	(943)	(17.3)%
Technology operations	7,252	7,904	(652)	(8.2)%
Selling and marketing	4,900	6,361	(1,461)	(23.0)%
General and administrative	11,150	11,251	(101)	(0.9)%
Depreciation, amortization and accretion	2,727	2,146	581	27.1%
Total operating expenses	37,776	41,375	(3,599)	(8.7)%
Operating loss	(1,740)	(4,108)	2,368	(57.6)%
Interest income	61	363	(302)	(83.2)%
Other expense	(27)	(137)	110	(80.3)%
Loss before income taxes	(1,706)	(3,882)	2,176	(56.1)%
Provision for income taxes	(591)	(657)	66	(10.0)%
Net loss	$(2,297)	$(4,539)	$2,242	(49.4)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	603	620	(17)	(2.7)%
Active transmitters	3,631	3,811	(180)	(4.7)%

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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval) and equipment loss and/or maintenance protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software license, SaaS, professional services (installation, consulting and training), equipment (to be used in conjunction with the software), and post-contract support (ongoing maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 5, "Revenue, Deferred Revenue and Prepaid Commissions" for additional information on our wireless and software revenue streams.
The table below details total revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Total	%

Revenue - wireless:
Paging revenue	$19,353	$20,451	$(1,098)	(5)%
Product and other revenue	767	935	(168)	(18)%
Total wireless revenue	20,120	21,386	(1,266)	(6)%

Revenue - software:
License	1,507	955	552	58%
Services	4,354	4,549	(195)	(4)%
Equipment	616	725	(109)	(15)%
Subscription	45	—	45	—%
Operations revenue	6,522	6,229	293	5%
Maintenance revenue	9,394	9,652	(258)	(3)%
Total software revenue	15,916	15,881	35	—%
Total revenue	$36,036	$37,267	$(1,231)	(3)%
Wireless Revenue
The decrease in wireless revenue for the three months ended March 31, 2021, compared to the same period in 2020 reflects the decrease in demand for our wireless services. Wireless revenue is generally based upon the number of units in service and the monthly Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects. ARPU for the three months ended March 31, 2021, and 2020 was $7.34 and $7.31, respectively. Total units in service were 0.9 million as of March 31, 2021, and 2020. The increase in ARPU was primarily due to the Telecommunications Relay Service Charge ("TRS") which we began to recover from customers in 2021, as well as general increases of Universal Service Fees ("USF"), offset by lower variable revenue and an expected decline in service revenue. USF and TRS fees are effectively pass-through items that have corresponding costs associated with them. Excluding these pass-through items, ARPU would have declined in-line with historical trends.

While demand for wireless services continues to decline, it has done so at a slower rate for each of the periods presented. While we are optimistic that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services, our wireless revenue will continue to decline.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of March 31,			Revenue for the Three Months Ended March 31,			Change Due To:
(in thousands)	2021	2020	Change	2021	2020	Change	ARPU	Units

Paging revenue	874	926	(52)	$19,353	$20,451	$(1,098)	$62	$(1,160)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.

Software Revenue

Operations Revenue

For the three months ended March 31, 2021, as compared to the same period in 2020, license revenue increased as a result of an increase in bookings coinciding with modest improvements in sales as our customer base has experienced improved operating levels. Services revenue was lower, primarily as a result of lower travel revenue during the three months ended March 31, 2021, which is generally a pass-through item. Additionally, reduced work-schedules were in place during the three months ended March 31, 2021, which resulted in reduced personnel capacity to perform project work in relation to the three months ended March 31, 2020.
Maintenance Revenue
For the three months ended March 31, 2021, as compared to the same period in 2020, the decrease in maintenance revenue is primarily due to the general decline in maintenance revenue throughout 2020. Those declines were largely attributable to the continued historical decline in license bookings, from which maintenance revenues are derived. Current trends in revenue churn rates remain relatively stable and are in-line with historical trends. However, in 2020, the deterioration of maintenance revenue from new license bookings created an environment where churn was greater than the inflow of new revenue. Historically, this revenue churn had been offset by the growth in our license sales.
As we continue to focus the majority of our development efforts on Spok Go, we anticipate a continued decline in our ability to sell new licenses for the Care Connect Suite of products. While we have not seen a meaningful increase in our normal customer churn, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Our intent is to replace this churn with the sale of Spok Go as well as transition existing on-premise customers to our cloud-based solution over the next several years. Given these dynamics, we believe annual maintenance revenue is likely to be relatively flat or slightly down as we move forward, especially as we begin the process of transitioning existing customers to a subscription model.

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
•Technology Operations. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance operations in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur for the foreseeable future as our networks continue to be consolidated, although the benefits of such network rationalization efforts and resulting costs savings will continue to decline .
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

The following is a review of our operating expense categories for the three months ended March 31, 2021, and 2020. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Total	%

Payroll and related	$5,369	$5,785	$(416)	(7.2)%
Cost of sales	1,251	1,940	(689)	(35.5)%
Stock-based compensation	322	119	203	170.6%
Other	299	420	(121)	(28.8)%
Total cost of revenue	$7,241	$8,264	$(1,023)	(12.4)%
FTE Employees	193	203	(10)	(4.9)%
For the three months ended March 31, 2021, as compared to the same period in 2020, cost of sales declined largely due to reduced travel costs resulting from the pandemic as well as lower professional services costs. Payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, as well as a decrease in overall headcount. In addition, effective January 1, 2021, qualified employees began receiving stock compensation in lieu of cash payment for a portion of their salary, which decreased payroll and related costs and increased stock-based compensation for the three months ended March 31, 2021. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Total	%

Payroll and related	$4,475	$4,761	$(286)	(6.0)%
Outside services	2,277	1,584	693	43.8%
Capitalized software development	(2,920)	(1,705)	(1,215)	71.3%
Stock-based compensation	475	236	239	101.3%
Other	199	573	(374)	(65.3)%
Total research and development	$4,506	$5,449	$(943)	(17.3)%
FTE Employees	122	123	(1)	(0.8)%
Research and development expenses decreased for the three months ended March 31, 2021, compared to the same periods in 2020, primarily due to the capitalization of certain development costs related to Spok Go. Refer to Note 7, "Consolidated Financial Statement Components" for further detail. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, as well as a decrease in overall headcount. In addition, effective January 1, 2021, qualified employees began receiving stock compensation in lieu of cash payment for a portion of their salary, which decreased payroll and related costs and increased stock-based compensation for the three months ended March 31, 2021. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19. The increase in outside services for the three months ended March 31, 2021, is largely the timing of costs in relation to the same period in 2020.
We continue to focus on the development efforts of our software solutions and intend to maintain these efforts based on their importance to our continued success. While development costs have continued to grow, they have done so at a slower pace when compared to prior years. Excluding the effects of capitalization, these costs will continue to substantially impact margins and our cash flow from operations. The benefits from our development efforts are contingent upon successful adoption of Spok Go in the marketplace, which we expect to gradually take place over the next several years.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Total	%

Payroll and related	$2,467	$2,712	$(245)	(9.0)%
Site rent	3,196	3,398	(202)	(5.9)%
Telecommunications	837	1,001	(164)	(16.4)%
Stock-based compensation	137	43	94	218.6%
Other	615	750	(135)	(18.0)%
Technology Operations	$7,252	$7,904	$(652)	(8.2)%
FTE Employees	89	90	(1)	(1.1)%
Technology operations expense decreased for the three months ended March 31, 2021, compared to the same periods in 2020, primarily due to the decrease in payroll and related, site rent, telecommunications and other minor expenses. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020. In addition, effective January 1, 2021, qualified employees began receiving stock compensation in lieu of cash payment for a portion of their salary, which decreased payroll and related costs and increased stock-based compensation for the three months ended March 31, 2021. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19.
The number of active transmitters declined 4.7% between March 31, 2021, and March 31, 2020. The number of active transmitters directly relates to the amount of site rent expenses we generally incur on a recurring basis. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Total	%

Payroll and related	$3,135	$3,583	$(448)	(12.5)%
Commissions	1,105	1,212	(107)	(8.8)%
Stock-based compensation	319	172	147	85.5%
Advertising and events	161	784	(623)	(79.5)%
Other	180	610	(430)	(70.5)%
Total selling and marketing	$4,900	$6,361	$(1,461)	(23.0)%
FTE Employees	97	101	(4)	(4.0)%
Selling and marketing expenses decreased for the three months ended March 31, 2021, compared to the same periods in 2020, primarily due to the decrease in payroll and related, commissions and advertising and events. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, as well as a decrease in overall headcount. In addition, effective January 1, 2021, qualified employees began receiving stock compensation in lieu of cash payment for a portion of their salary, which decreased payroll and related costs and increased stock-based compensation for the three months ended March 31, 202 These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19. The decrease in commissions expenses primarily relates to a corresponding decrease in revenue. The decrease in advertising, events and other expenses was largely the result of reduced travel and fewer trade events as large public gatherings continue to remain generally restricted.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	Total	%

Payroll and related	$3,818	$4,134	$(316)	(7.6)%
Stock-based compensation	986	612	374	61.1%
Facility rent, office and technology costs	2,480	2,068	412	19.9%
Outside services	1,825	2,036	(211)	(10.4)%
Taxes, licenses and permits	1,081	859	222	25.8%
Bad debt	106	43	63	146.5%
Other	854	1,499	(645)	(43.0)%
Total general and administrative	$11,150	$11,251	$(101)	(0.9)%
FTE Employees	102	103	(1)	(1.0)%
General and administrative expenses decreased for the three months ended March 31, 2021, compared to the same periods in 2020, primarily due to a decrease in payroll and related and various other expenses, partially offset by an increase in stock-based compensation and facility rent, office and technology costs. The payroll and related costs decreased primarily as a result of temporary cost reductions implemented by management beginning in the second quarter of 2020, In addition, effective January 1, 2021, qualified employees began receiving stock compensation in lieu of cash payment for a portion of their salary, which decreased payroll and related costs and increased stock-based compensation for the three months ended March 31, 2021. These temporary cost reductions are outlined in more detail within our earlier discussion on COVID-19.
For the three months ended March 31, 2021, the increase in stock-based compensation was primarily related to expense related to the alternative DSU plan made available to the Board of Directors in the third quarter of 2020, as well as stock compensation in lieu of cash for qualified Spok employees, as mentioned above. Refer to Note 10, "Stockholder Equity" for further detail related to the alternative DSU plan.
The increase in facility rent, office and technology costs was due to additional rent for our new headquarters lease, effective March, 2021, as well as increase in back office software costs. The decrease in other expenses is due primarily to lower travel costs resulting from continued restrictions and other miscellaneous cost savings.
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses were $2.7 million and $2.1 million for the three months ended March 31, 2021, and 2020. Expenses increased by $0.6 million for the three months ended March 31, 2021, compared to the same period in 2020 primarily due to the amortization of software development costs offset by decreased expense related to certain computer hardware and software assets becoming fully depreciated in 2020 and continued efforts to reduce capital expenditures. The capitalization of software development costs began in the first quarter of 2020 and amortization of certain of those costs began in the third quarter of 2020. For additional details regarding depreciation, amortization and accretion expenses refer to Note 7, "Consolidated Financial Statement Components."
Income Taxes
Provision for income taxes was $0.6 million and $0.7 million for the three months ended March 31, 2021, and 2020, respectively. Provision for income taxes decreased $0.1 million for the three months ended March 31, 2021, compared to the same period in 2020 due to the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes."

Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2021, we held cash, cash equivalents and short-term investments of $71.6 million. The available cash and cash equivalents consist of invested cash and in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities which are classified as held-to-maturity and are measured at amortized cost on our Condensed Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short- and long-term. At any point in time, we typically maintain approximately $7.0 million to $15.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business, and to return value to stockholders through cash dividends and possible repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. Because we intend to continue to invest heavily in the development of Spok Go over the next several years, commensurate with declining revenues from our wireless business, we anticipate that our cash on hand will decrease significantly during that period, and possibly longer until revenues from Spok Go begin to be realized.
Cash Flows Overview
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2021, should be adequate to meet our anticipated cash requirements for the foreseeable future.
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020

Net cash provided by operating activities	$719	$1,317	$(598)
Net cash used in investing activities	(3,642)	(2,642)	(1,000)
Net cash used in financing activities	(4,174)	(3,532)	(642)

Operating Activities
For the three months ended March 31, 2021, cash provided by operating activities was $0.7 million due primarily to non-cash items such as depreciation, amortization and accretion of $2.7 million, stock-based compensation of $2.2 million, and other non-cash items of $0.7 million. This was partially offset by a net loss of $2.3 million, a change in accounts payable, accrued liabilities and other of $3.0 million and deferred revenue of $1.4 million, partially offset by changes in account receivable of $1.0 million, change in prepaid expenses, inventory, and other assets of $0.5 million and changes in lease liability of $0.3 million.
For the three months ended March 31, 2020, cash provided by operating activities was $1.3 million due primarily to non-cash items such as depreciation, amortization and accretion of $2.1 million, stock-based compensation of $1.1 million, deferred income tax expense of $0.8 million, partially offset by net loss of $4.5 million. Cash provided by operating activities also increased resulting from the change in accounts receivable of $2.4 million and prepaid expenses, inventory, and other assets of $1.0 million, partially offset by changes in accounts payable, accrued liabilities and other of $1.1 million and deferred revenue of $0.5 million.
Investing Activities
For the three months ended March 31, 2021, and 2020, cash used in investing activities was $3.6 million and $2.6 million, respectively, due primarily to the capitalization of software development costs, purchases of property and equipment, and purchase and maturity of short-term investments.
Financing Activities
For the three months ended March 31, 2021, and 2020, cash used in financing activities was $4.2 million and $3.5 million, respectively, due primarily to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
The Board of Directors currently expects to pay dividends of $0.125 per common share each quarter in 2021, subject to declaration by the Board of Directors. On April 28, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of May 25, 2021, and a payment date of June 24, 2021. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Commitments and Contingencies

See Note 12, "Commitments and Contingencies" for further discussion on our commitments and contingencies.

Operating Leases

We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations and intend to replace, reduce or consolidate leases where possible. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Total rent expense under operating leases was $4.2 million for the three months ended March 31, 2021, and 2020.

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

Critical Accounting Policies and Estimates

The preceding discussion and analysis of financial condition and operations is based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets and intangible assets subject to amortization and goodwill, accounts receivable, revenue recognition, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the critical accounting policies reported in the 2020 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements other than those outlined in Note 4, "Significant Accounting Policies Update."
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2021, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2020 Annual Report have not materially changed during the three months ended March 31, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 31, 2021					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated March 31, 2021					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 31, 2021					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 31, 2021					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included Exhibit 101)					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: April 29, 2021	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)