Form 10-K/A
period 2020-12-31
Spok Holdings, Inc
filed 2021-04-30
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-32358
SPOK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5911 Kingstowne Village Parkway, 6th Floor Alexandria, Virginia	22315
(Address of principal executive offices)	(Zip Code)
(800) 611-8488
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SPOK	NASDAQ
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                              ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $178 million based on the closing price of $9.35 per share on the NASDAQ National Market on June 30, 2020.
The number of shares of registrant’s common stock outstanding on April 23, 2021 was 19,385,155.

Explanatory Note
Spok Holdings, Inc. and its subsidiaries (“Spok,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on February 18, 2021, (the “Form 10-K”), to provide the information required by Part III that was intended to be incorporated by reference from the Company’s definitive proxy statement related to its 2021 Annual Meeting of Stockholders ("2021 Annual Meeting"). This Amendment is required because such proxy statement will not be filed within the required time period for incorporation by reference.
Accordingly, Part III of the Form 10-K is hereby amended and restated as set forth in this Amendment. The reference on the cover page of the Form 10-K to the incorporation by reference of portions of the proxy statement is hereby deleted. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this Amendment, the Company's Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). This Amendment does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment. In addition, the Company is providing, as Exhibit 4.2, a description of its securities that have been registered under Section 12 of the Exchange Act. Accordingly, Part IV, Item 15 of this Amendment reflects the filing herewith of Exhibits 4.2, 31.3 and 31.4.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is certain information, as of April 30, 2021, for each member of our Board of Directors (the “Board”).
DIRECTORS
Royce Yudkoff, age 65, became a director and the Chair of the Board in November 2004. He is also a member of the Compensation Committee and Nominating and Governance Committee. Prior to the merger of Metrocall and Arch in November 2004, Mr. Yudkoff had been a director of Metrocall since April 1997, and had served as the Chair of its Board since February 2003. In 1989, Mr. Yudkoff co-founded ABRY Partners, LLC, a private equity investment firm, which focuses on the media, communications and business services sectors. Mr. Yudkoff currently serves on the Board of ABRY Partners, LLC, Stafford Insurance Company and America's Kitchen, Inc. Mr. Yudkoff served on the Board of Muzak Holdings LLC from 2002 to 2009, Talent Partners from 2000 to 2014, Media Ocean, LLC from 2014 to 2015 and Nexstar Broadcasting Group, Inc. from 1996 to 2014. Additionally, Mr. Yudkoff is a Professor of Management Practice at Harvard Business School.

Director Qualifications: Mr. Yudkoff has an understanding of our operations, strategies, financial outlook and ongoing challenges. In addition, Mr. Yudkoff has experience in the media and communication sectors that can be applied to our operations. Mr. Yudkoff has the requisite qualifications to continue as a director.

N. Blair Butterfield, age 64, became a director of the Company in July 2013. He is the Chair of the Compensation Committee and a member of the Cybersecurity Committee. Prior to 2016, Mr. Butterfield was the President of VitalHealth Software, North America which offers the industry’s leading cloud-based eHealth application development platform with solutions for collaborative care as well as the Office of the National Coordinator certified electronic health records for specialty practices. Mr. Butterfield is a senior health information technology (“IT”) executive and eHealth expert with thirty years of global experience in new market and business development, general management, government initiatives, sales management and strategic marketing. He is also the Chairman of Wind River Advisory Group, LLC, a strategic consulting firm in health IT and ehealth, and serves as a member of the Health Executive Network for LEK Consulting, a global consulting firm. He has also served as Vice President, International Development for eHealth at GE Healthcare from 2006 to 2011. Previously, Mr. Butterfield served on the Board of California Institute of Computer Assisted Surgery (CICAS) from 2011 to 2013, All Clear Diagnostics, LLC from 2012 to 2014, the eHealth Initiative and Foundation from 2008 to 2010, and the VistA Software Alliance from 2006 to 2008.

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

Dr. Bobbie Byrne, age 53, became a director of the Company in January 2020. She is a member of the Cybersecurity Committee. Dr. Byrne has served as Chief Information Officer at Advocate Aurora Health since 2017 and is responsible for all information technology applications, information security, infrastructure, clinical informatics, data warehousing and business intelligence across the entire healthcare system. In 2017 she served as CMO at Edward-Elmhurst Health where she was responsible for quality and safety, clinical research, information technology and patient experience and prior to that she was the CIO from 2009 to 2017 where she oversaw the Epic and Lawson implementations. Dr. Byrne was the Clinical Director at the Certification Commission for Healthcare Information Technology in 2009 and served as the SVP, Clinical Solutions for Eclipsys, Inc. (now Allscripts, Inc.) from 2005 to 2009.

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

Christine M. Cournoyer, age 69, became a director of the Company in March 2020. She is the Chair of the Nominating and Governance Committee. Ms. Cournoyer currently serves as a strategic advisor to digital health companies and as a board member of CareDx, Inc., a leading precision medicine company providing solutions for transplant patients, since 2019. She served as CEO and Chairperson of N-of-One, Inc. from 2012 to 2019 until it was acquired by QIAGEN N.V., for whom she served as a strategic advisor for the remainder of 2019. In her time as CEO of N-of-One, Inc. Ms. Cournoyer led the transformation from a patient concierge business to a leading molecular decision support company selling to large health providers and leading molecular diagnostic commercial labs. She, along with the efforts of her team, created a HIPAA compliant platform running in the cloud that scaled to interpret hundreds of thousands of molecular diagnostics tests. From 2010 to 2011 Ms. Cournoyer served as the VP of Clinical Analytics for UnitedHealth Group/Optum where she was responsible for clinical solutions and defining the clinical support strategy. Between 2006 and 2010 she was the President and COO for Picis, a global leader in healthcare IT. Ms. Cournoyer also served as a board member of Emerson Hospital from 2012 to 2018, BJ's Wholesale Club from 2008 to 2011, Stride Rite from 2001 to 2007 and GTECH from 2003 to 2006 . Prior positions include Managing Director, Database Division, of Harte Hanks, and VP of Global Business Transformation and CIO of the IBM Software Group.

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

Stacia A. Hylton, age 60, became a director of the Company in 2015. Ms. Hylton is a member of the Audit Committee and Chair of the Cybersecurity Committee. Ms. Hylton currently serves as a Principal for LS Advisory, a New Jersey-based business solutions advisory consultancy. She also serves on the Board of Directors for LexisNexis Special Services Inc., an information and data analytics solutions company, and CoreCivic, Inc., a publicly traded real estate solutions and corrections and residential reentry centers provider. In 2016, Ms. Hylton served as Senior Vice President for Cyber Security at MTM Technologies, Inc., a leading national provider of innovative IT solutions and services. In 2010, Ms. Hylton was nominated by the President of the United States and confirmed by the United States Senate as Director of the United States Marshals Service (“USMS”), a federal law enforcement agency. The USMS employs over 12,000 employees, task force officers and contractors with a budget in excess of $4.9 billion.Ms. Hylton retired as Director of USMS in 2015. In 2010, she was President of Hylton Kirk & Associates, a private consulting firm located in the Commonwealth of Virginia. From 2004 to 2010 Ms. Hylton served as the Federal Detention Trustee in the United States Department of Justice. From 1980 through 2004 she served in progressively responsible positions within USMS.

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

Vincent D. Kelly, age 61, became a director, President and Chief Executive Officer (“CEO”) of the Company in November 2004 when USA Mobility was formed through the merger of Metrocall and Arch. Prior to the merger of Metrocall and Arch, Mr. Kelly was President and CEO of Metrocall since February 2003. Prior to this appointment, he had also served at various times as Chief Operating Officer, Chief Financial Officer and Executive Vice President of Metrocall. He served as the Treasurer of Metrocall from August 1995 to February 2003, and served as a director of Metrocall from 1990 to 1996 and from May 2003 to November 2004. Mr. Kelly serves as CEO for all of our subsidiaries as well as a Director. Mr. Kelly served on the Boards of Tellabs from 2012 to 2013 and Penton Media from 2003 to 2007.

Director Qualifications: Mr. Kelly has been involved with the wireless and telecommunications industry for over 25 years and the software industry for over four years. Mr. Kelly holds a BS in accounting from George Mason University. Mr. Kelly has the requisite qualifications to continue as a director.

Brian O’Reilly, age 61, became a director of the Company in November 2004. He is a member of the Nominating and Governance Committee and the Compensation Committee. Prior to the merger of Metrocall and Arch, Mr. O’Reilly had been a director of Metrocall since October 2002. He was with Toronto-Dominion Bank for 16 years, from 1986 to 2002. From 1986 to 1996, Mr. O’Reilly served as the managing director of Toronto-Dominion Bank’s loan syndication group, focused on the underwriting of media and telecommunications loans. From 1996 to 2002, he served as the managing director of Toronto-Dominion Bank’s media, telecom and technology group with primary responsibility for investment banking in the wireless and emerging telecommunications sectors.

Director Qualifications: Mr. O’Reilly has been involved with the paging industry as a director since 2002 and a director of the Company since November 2004. Mr. O’Reilly has past experience in the underwriting of media and communication financing that can be applied to our operations. Mr. O'Reilly, who has served as a director since 2004, is not standing for re-election at the 2021 Annual Meeting.

Matthew Oristano, age 64, became a director of the Company in November 2004. He is Chair of the Audit Committee. Prior to the merger of Metrocall and Arch, Mr. Oristano had been a director of Arch since 2002. Since March 2004, Mr. Oristano has been the Chair of the Board, President and CEO of Reaction Biology Corporation, a contract biomedical research firm. Under his guidance the firm has grown to serve over 1,800 hospitals, academic and government labs and biotech and pharmaceutical companies around the world, from facilities in the United States and Germany.

Director Qualifications: Mr. Oristano has an understanding of our operations, strategies, financial outlook and ongoing challenges. In addition, Mr. Oristano has past experience as CEO of a public telecommunications company. For his current company, Mr. Oristano has supervised the creation of proprietary software for laboratory R&D management and customer data delivery. As a CEO of both public and private firms, Mr. Oristano has directly supervised chief financial officers and auditors in the annual audit process. Mr. Oristano is also considered an audit committee financial expert. Mr. Oristano has the requisite qualifications to continue as a director.

Brett Shockley, age 61, became a director of the Company in June 2020. He is a member of the Nominating and Governance Committee. Mr. Shockley currently serves as the Chief Executive Officer and Chairman of Journey AI, Inc., a private software company that provides a trusted identity platform delivering security, privacy and frictionless customer experience solutions to the contact center industry, since he co-founded the company in May 2016. He has also served on the board of directors of eGain Corporation (“eGain”), a software service provider, since January 2015 and has served as eGain’s Lead Independent Director since September 2017. From 2008 to 2014, Mr. Shockley held various positions at Avaya Holdings Corp., a technology company specializing in business communications, most recently serving as a Senior Vice President of Corporate Strategy, Corporate Development and Chief Technology Officer from May 2013 to December 2014. Prior to that, Mr. Shockley served as Chief Executive Officer, President and a Co-Founder of Spanlink Communications, Inc., a provider of contact center technologies and network infrastructure implementations, from 1988 to 2008. In addition, from 2007 to 2008, Mr. Shockley served as the Co-Founder and a director of Calabrio, Inc., a workforce optimization software company.

Director Qualifications: Mr. Shockley has extensive management experience in the Software and Technology industry with technical expertise and experience leading transitions from hardware to software, on-premise to cloud, and perpetual license to subscription SaaS. During his career, Mr. Shockley has developed technical expertise in contact center hardware and software, workforce optimization software and analytics, and security and privacy software. Mr. Shockley also has extensive public and private board experience, including his current service as the Lead Independent Director at eGain. He holds a B.S. in Mechanical Engineering from the University of Minnesota’s Institute of Technology and an M.B.A. in Marketing from the University of Minnesota’s Carlson School of Management. Mr. Shockley has the requisite qualifications to serve as director.

Todd Stein, age 43, became a director of the Company in July 2018. He is a member of the Audit Committee. Mr. Stein is Co-Investment Manager of Dallas-based Braeside Investments, LLC, the investment manager of private investment partnerships focusing on global small and micro-cap equities. Mr. Stein’s core competency is applying fundamental analysis to purchase undervalued securities.  Prior to co-founding Braeside in 2004, Mr. Stein was a portfolio manager at Q Investments, L.P. During his tenure at Q, Mr. Stein co-managed a merger arbitrage portfolio in addition to serving as the firm’s primary analyst on its short distressed/bankrupt equities portfolio. In 2002, Mr. Stein was appointed by the U.S. Trustee of the Northern District of Illinois to serve on the official creditors’ committee of United Airlines. Mr. Stein holds the Chartered Financial Analyst designation.

Director Qualifications: The funds managed by Braeside have held shares of the Company for more than six years. Thus, Mr. Stein has an understanding of our operations, strategies, financial outlook and ongoing challenges. In addition, Mr. Stein has nearly two decades of experience in global investment management. Mr. Stein provides insight into capital allocation, which assists the Company in evaluating strategic growth opportunities for our critical communication solutions.  Mr. Stein has the requisite qualifications to continue as a director.

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

The Board has adopted written charters for each of these committees. These charters are available on the Company’s website at www.spok.com/meet-spok/investor-relations. The following table summarizes the primary responsibilities of the committees:

Committee Audit Compensation Cybersecurity Nominating and Governance
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

The Compensation Committee determines, reviews and approves the compensation of the named executive officers ("NEOs"), including salary, annual short-term incentive awards and long-term incentive awards. The Compensation Committee reviews director compensation and recommends changes in compensation to the Board. In addition, the Compensation Committee evaluates the design and effectiveness of the Company’s incentive programs. The Compensation Committee also prepares the Compensation Committee Report required by SEC rules.

The Cybersecurity Committee was established to enhance the Board’s understanding and oversight of the policies, controls and procedures that Spok management has put in place to identify, manage and mitigate risks related to cybersecurity, privacy and disaster recovery.

The Nominating and Governance Committee identifies individuals qualified to become Board members consistent with the criteria established by the Board, which are described in the Company’s Corporate Governance Guidelines, and recommends a slate of nominees for election at each annual meeting of stockholders; makes recommendations to the Board concerning the appropriate size, function, needs and composition of the Board and its committees; advises the Board on corporate environmental, social, and governance ("ESG") matters, including the development of recommendations to the Board on the Company’s ESG Guidelines; and oversees the self-evaluation process of the Board and its committees.

The following table sets forth the current members of each committee, currently consisting only of non-executive directors:

Directors	Audit(1)	Compensation(2)	Cybersecurity(3)	Nominating and Governance(4)
Royce Yudkoff(5)		Member		Member
N. Blair Butterfield		Chair	Member
Dr. Bobbie Byrne			Member
Christine M. Cournoyer				Chair
Stacia A. Hylton*	Member		Chair
Brian O’Reilly*(6)		Member		Member
Matthew Oristano	Chair
Brett Shockley				Member
Todd Stein	Member
2020 Meetings	5	3	4	3
(1)The Audit Committee consists entirely of non-executive directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ and Rule 10A-3 of the Exchange Act. The Board has determined that all members of the Audit Committee are financially literate and that Matthew Oristano is an “audit committee financial expert” within the meaning set forth in SEC regulations.
(2)The Compensation Committee consists entirely of non-executive directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ, are non-employee directors for the purposes of Rule 16b-3 of the Exchange Act, and satisfy the requirements of Internal Revenue Code Section 162(m) for outside directors.
(3)The Cybersecurity Committee consists entirely of non-executive directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ.
(4)The Nominating and Governance Committee consists entirely of non-executive directors, all of whom the Board has determined are independent within the meaning of the listing standards of NASDAQ.
(5)Chair of the Board of Directors
(6)As previously disclosed, Brian O'Reilly, who has served as a director since 2004, is not standing for re-election at the 2021 Annual Meeting.
EXECUTIVE OFFICERS
Our executive officers serve at the pleasure of the Board (only Mr. Kelly has an employment contract). Set forth below is biographical information for each of our executive officers who is not also a director as of April 30, 2021.
Michael W. Wallace, age 52, was appointed Chief Financial Officer on March 27, 2017, and Chief Operating Officer on January 2, 2020. Before his appointment as CFO, Mr. Wallace spent more than 25 years as a financial executive at both public and private companies, most recently as Executive Vice President and CFO at Intermedix Corporation, a healthcare revenue cycle/practice management and data analytics solution provider since August 2013. Prior to joining Intermedix, he was the Executive Vice President and CFO of The Elephant Group (d.b.a. Saveology.com), a leading Internet-based, direct-to-consumer marketing platform. Prior to that, he served as Senior Vice President and CFO of Radiology Corporation of America, a national provider of mobile and fixed-site positron emission tomography (PET) imaging services. Mr. Wallace has also served as an Assistant Chief Accountant in the Securities and Exchange Commission’s (SEC) Division of Enforcement and was a member of the Commission’s Financial Fraud Task Force in Washington, D.C. Prior to being at the SEC, Mr. Wallace served as CFO at Inktel Direct Corporation, a direct marketing service firm, CELLIT Technologies, Inc., a software company serving the contact center marketplace, and Kellstrom Industries, Inc., a publicly held global aerospace company. Before joining Kellstrom, Mr. Wallace worked at KPMG Peat Marwick, LLP in Miami for more than seven years. He received his bachelor’s degree in business administration from the University of Notre Dame and is a licensed Certified Public Accountant. Mr. Wallace became an NEO upon his appointment as CFO on March 27, 2017.
Sharon Woods Keisling, age 52, was appointed Corporate Secretary of USA Mobility, Inc. (now operating as Spok, Inc.) in July 2007 and Treasurer in October 2008. Ms. Woods Keisling joined Metrocall, Inc. in August 1989. Ms. Woods Keisling was named Vice President of Treasury Operations with the merger of Arch and Metrocall in 2004. Prior to this appointment, she held positions in Accounts Receivable and IT. Ms. Woods Keisling currently serves as a Director of Spok, Inc., Arch Wireless, Spok AUS Pty Ltd, Spok Middle East, Inc., and Spok UK Ltd, all wholly owned subsidiaries of the Company. Ms. Woods Keisling holds a Bachelor of Arts in Accounting from Kings College and has over 30 years of cash operation experience.
CORPORATE GOVERNANCE
In recognition of our governance practices, Institutional Shareholder Services (ISS) has consistently given us its highest ranking of “1” under its Governance QualityScore rating system, and a “1” for Spok’s “Shareholder Rights,” which indicates the lowest governance risk as compared to our industry.

CODE OF BUSINESS CONDUCT AND ETHICS
Spok has adopted a Code of Business Conduct and Ethics that applies to all employees, including the chief executive officer, chief financial officer and chief accounting officer, and all directors. This Code of Business Conduct and Ethics may be found on our website at www.spok.com/meet-spok/investor-relations. During the period covered by this report, we did not request a waiver of our Code of Business Conduct and Ethics and did not grant any such waivers. Spok intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s directors, executive officers or principal financial officers) on its website.
ITEM 11. EXECUTIVE COMPENSATION
NON-EXECUTIVE DIRECTOR COMPENSATION
The Company’s philosophy is to provide competitive compensation necessary to attract and retain high-quality non-executive directors, while also ensuring that non-executive directors' interests are strongly aligned with our stockholders. Directors who are full-time employees of the Company (currently, only Mr. Kelly) receive no additional compensation for service as a director.
The Compensation Committee periodically reviews the competitiveness of director compensation, considers the appropriateness of the form and amount of director compensation and makes recommendations to the Board concerning such compensation with a view toward attracting and retaining qualified directors. There were no changes made to the target compensation levels for non-executive directors in 2020, although the Board determined that, for the second half of 2020, the compensation normally payable to the non-executive directors in cash would instead be payable in the form of either Deferred Stock Units ("DSUs") or restricted stock as described below.
As previously established by the Board for 2020, each non-executive director was to receive cash compensation of $45,000 ($55,000 for the Chair of the Audit Committee), payable quarterly. However, in order to provide for even closer alignment of our non-executive directors’ interests with those of our stockholders and to demonstrate leadership in connection with the economic effects of the COVID-19 pandemic, for the second half of 2020, the Board approved converting the cash portion of our non-executive director compensation program to restricted stock for the remainder of 2020. In late 2020, the Board extended this arrangement for all of calendar year 2021 as well. In connection with this change, we adopted a deferred compensation plan for non-executive directors, pursuant to which the non-executive directors may defer settlement of these stock awards until a later date, as described below. Following the implementation of this change, each of our non-executive directors received either DSU or restricted stock awards in lieu of cash for the second half of 2020.
Stock awards for non-executive directors were granted quarterly based on our stock price at the time of grant and vest one year following the date of grant. For those non-executive directors who elected to received DSUs, settlement of the DSUs generally occurs upon the earliest of the date the director ceases to serve on the board, the director’s disability or death, or a change in control. Dividend equivalent rights ("DERs") generally accompany each DSU award and are paid in cash on the Company's applicable dividend payment date.
Notwithstanding the settlement of cash fees in restricted stock or DSUs discussed above, each non-executive director also received an award of restricted stock for 2020, payable quarterly and based upon the closing price per share of our common stock at the end of each quarter, such that each non-executive director received $60,000 of restricted stock ($70,000 for the Chair of the Audit Committee). For 2020, this resulted in an annual award of 5,810 restricted shares for each non-executive director (or 6,780 restricted shares for the Chair of the Audit Committee). The restricted stock vests on the earlier of a change in control of the Company or one year from the date of grant.
The following table presents the cash and equity compensation elements in place during 2020 and paid in quarterly installments for our non-executive directors:

Type of Compensation	Non-Executive Director (excluding Chair of Audit Committee)	Chair of Audit Committee
Annual Cash Fee(1)	$45,000	$55,000
Annual Restricted Stock Award Value(2)	$60,000	$70,000
(1) For each director, 50% of the annual cash fee was paid in cash during the first half of 2020 and 50% of the cash fee was paid in RSUs or DSUs for the second half of 2020.
(2)Restricted stock vests one year following the grant date, subject to earlier vesting upon a change in control.
The non-executive directors were reimbursed for reasonable out-of-pocket Board related expenses incurred. There were no other annual fees paid to these non-executive directors.

The following table sets forth the compensation earned by the non-executive directors for the year ended December 31, 2020:

Directors	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(1)(2)	Total ($)
Royce Yudkoff	45,000	60,000	105,000
N. Blair Butterfield	45,000	60,000	105,000
Dr. Bobbie Byrne	45,000	45,000	90,000
Christine M. Cournoyer	35,359	32,143	67,502
Stacia A. Hylton	45,000	60,000	105,000
Brian O’Reilly	45,000	60,000	105,000
Matthew Oristano	55,000	70,000	125,000
Brett Shockley	—	41,245	41,245
Todd Stein	45,000	60,000	105,000
Samme Thompson(3)	26,200	60,000	86,200
(1) Amounts shown represent the director's annual cash fees. For 2020, 50% of the annual cash fee was paid in RSUs or DSUs under our deferred compensation plan for non-executive directors. The annual cash fees included in this column were paid as follows:

Directors	Annual Cash Fee - Amounts Paid in Cash ($)	Annual Cash Fee - DSUs (#)	Annual Cash Fee - Restricted Stock (#)
Royce Yudkoff	22,500	2,386	—
N. Blair Butterfield	22,500	2,386	—
Dr. Bobbie Byrne	22,500	2,386	—
Christine M. Cournoyer	12,859	2,386	—
Stacia A. Hylton	22,500	—	2,386
Brian O’Reilly	22,500	2,386	—
Matthew Oristano	27,500	2,917	—
Brett Shockley	—	—	2,386
Todd Stein	22,500	—	2,386
Samme Thompson(3)	22,500	396	—
(2) Amounts shown reflect the grant date fair value of annual restricted stock awards as determined under FASB ASC Topic 718.
(3) Mr. Thompson did not stand for reelection as a Director at the 2020 meeting. All of his restricted shares vested upon his retirement.
As of December 31, 2020, our non-executive directors had the following number of DSUs, RSUs and restricted shares outstanding:

Directors	DSUs (#)	Restricted Stock (#)
Royce Yudkoff	2,386	5,810
N. Blair Butterfield	2,386	5,810
Dr. Bobbie Byrne	2,386	4,584
Christine M. Cournoyer	2,386	3,381
Stacia A. Hylton	—	8,196
Brian O’Reilly	2,386	5,810
Matthew Oristano	2,917	6,780
Brett Shockley	—	4,364
Todd Stein	—	8,196
Samme Thompson	—	—

Non-Executive Director Compensation Actions for 2021
The Board believes that our non-executive director compensation levels, while below the median compensation level paid by our peer group, appropriately aligns compensation with stockholder value. Accordingly, the Board determined to leave non-executive director compensation levels unchanged for 2021.
Stock Ownership Guidelines for Non-Executive Directors and Prohibitions on Pledging and Hedging
The Board believes that stock ownership guidelines further align the interests of directors with those of the Company’s stockholders. The non-executive directors are required to hold shares of common stock and/or restricted stock equal to $135,000 for each non-executive director and $165,000 for the Chair of the Audit Committee (calculated as three times the original annual cash compensation rate prior to the 2020 conversion to stock awards, as described above) as measured on June 30th of each year. All non-executive directors will have a three-year grace period to reach the ownership threshold. All non-executive directors have met the stock ownership guidelines as of April 1, 2021, except for Mr. Shockley who has until June 2023 to reach the ownership threshold for non-executive directors.
Our non-executive directors each remained committed to holding a meaningful ownership interest in the Company as we continue our transition from a wireless-centric business model to a growth-oriented healthcare communications model. In particular, none of our non-executive directors have sold shares of our common stock held by them directly since May 2013, and some non-executive directors were active purchasers of our common stock during 2020. The Company’s non-executive directors are not permitted to engage in hedging activities with respect to our stock and are not permitted to pledge their shares of our stock.

COMPENSATION DISCUSSION AND ANALYSIS
INTRODUCTION
We will provide a detailed discussion of our executive compensation with a focus on the Compensation Committee’s decisions with respect to our NEOs. Our NEOs in 2020 were:

NAME	POSITION
Vincent D. Kelly	President and Chief Executive Officer
Michael W. Wallace	Chief Financial Officer and Chief Operating Officer
Sharon Woods Keisling	Corporate Secretary and Treasurer

Former NEO
Bonnie K. Culp-Fingerhut	Former Executive Vice President – Human Resources and Administration
EXECUTIVE SUMMARY
2020 Say on Pay Results and Stockholder Outreach
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 provides stockholders with a non-binding advisory vote (“Say-on-Pay”) on the compensation of our NEOs as such compensation is disclosed in our annual proxy statement. We hold these votes annually. At our 2020 Annual Meeting, the 2019 NEO compensation program was approved by 82% of the shares voting (excluding abstentions and broker non-votes). Through our stockholder outreach in 2020 and through April 2021, we obtained feedback from our stockholders on our operational and financial performance as well as our NEO pay practices. This 2020 and 2021 stockholder outreach consisted of:
1)Conducting quarterly reviews of our financial and operating results. For those stockholders who cannot attend the live meetings, we provide a recording of the reviews that can be accessed for 14 days subsequent to the live meeting;
2)Meeting individually with investors or interested parties who request meetings with management to discuss our financial or operating results;
3)Speaking with stockholders representing approximately 53% of our outstanding shares throughout the year; and
4)Hosting a virtual Investor Day that included management presentations and product demonstrations.
A more detailed discussion of our stockholder outreach is included in the section "Stockholder Outreach" on page 33.
Based on the past feedback from our stockholders, the Compensation Committee retained the following elements previously established for our executive (including the NEOs) compensation program:
1)Awarded an annual LTIP award, which for 2020, 50% was performance-based over a multi-year performance period and 50% was time-based over a multi-year vesting period;
2)Retained the CEO's minimum stock ownership guideline at three times the CEO's annual salary;
3)Retained minimum stock ownership guidelines for all other executive officers (including the NEOs) at one times the executive officer's annual salary;
4)Retained the prohibition for hedging or pledging the shares of the Company's common stock by executive officers (including the NEOs); and
5)Retained the clawback policy regarding adjustment or recovery of compensation.

Compensation Philosophy
The Company's compensation philosophy is intended to motivate executives to achieve Spok’s strategic goals and operational plans and attract and retain high-quality talent while the Company transitions from a wireless-centric business model to a growth-oriented healthcare communications model. While our increase in research and development costs are indicative of our transition efforts, we are still several years from completing this transition. Our Company believes that attracting and retaining key personnel is always critical. However, during this transition it is even more imperative that key personnel remain with the Company as we build the foundation for our future success. This philosophy is supported by an executive compensation program including a pay-for-performance objective that aligns executive compensation with stockholder value as well as an equity interest in the Company which aligns executive financial interests with those of our stockholders. That philosophy is translated into the executive compensation program design based on the following principles.

Link compensation to performance.
Compensation levels should reflect performance. This is accomplished by:

• Motivating, recognizing, and rewarding individual excellence;
• Paying short-term cash bonuses based upon Company financial performance; we set rigorous annual financial performance targets and have, in 2020 and prior years, strictly adhered to the pre-set targets when determining award payouts; and
• Linking elements of long-term compensation to our Company’s financial performance coupled with preserving value through continued stewardship over time.
Maintain competitive but reasonable compensation levels.
We strive to balance programs and levels of compensation that are competitive with those offered by companies of similar size, including our peer group (which is created based on input from our independent compensation consultant, Korn Ferry), with compensation levels and incentives that are appropriate for our Company. For 2020, based on data provided in early 2019 by , Korn Ferry, total compensation for our CEO was below the median compensation level of our peer group.
Align management’s interests with those of stockholders.
We seek to implement programs that will retain the executives while increasing long-term stockholder value by providing competitive compensation and granting long-term equity-based incentives.

CEO Pay Ratio
The 2020 compensation disclosure ratio of the annual total compensation of the Company’s chief executive officer to the median annual total compensation of all Company employees is as follows:

Category	2020 Total Compensation and Ratio

Annual total compensation of Vincent D. Kelly, Chief Executive Officer	$2,089,573

Annual total compensation of our median employee	$97,215

Ratio of the annual total compensation of Vincent D. Kelly, Chief Executive Officer as compared to the annual total compensation of our median employee	22:1

The calculation of annual total compensation of our median employee was determined in the same manner as the Total Compensation shown for our CEO in the Summary Compensation Table. We identified the median employee by examining the 2020 total compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2020. We included all employees, whether employed on a full-time, part-time, or seasonal basis; we did not make any assumptions, adjustments, or estimates with respect to total compensation, with the exception of annualizing the salary compensation for any full-time employees that were not employed by us for all of 2020.

EXECUTIVE COMPENSATION DESIGN
Objectives
The design of our executive compensation program reflects the unique strategic situation of the Company while incorporating the compensation principles of our Compensation Philosophy. The Company has been a public company since its inception in November 2004, resulting from the merger of Metrocall Holdings, Inc. and Arch Wireless, Inc., the two largest remaining independent paging companies in the United States. The merger allowed us to consolidate operations, reduce costs and create stockholder value, including the return of $91.8 million between January 1, 2016, and December 31, 2020, in the form of cash distributions (including dividends) and common stock repurchases. This merger also allowed for management of the declining wireless customer base to focus on the most profitable industry segments, primarily healthcare.
In an effort to capitalize on the valuable customer franchise from our wireless customer base in the healthcare industry segment, we acquired Amcom Software, Inc. (“Amcom”) in 2011. Amcom provided healthcare communication software solutions to customers in a variety of industries with a particular emphasis on healthcare. This common focus on the healthcare segment provided the Company with a unique opportunity. This unique opportunity allowed for transition from a declining wireless revenue stream to a growing healthcare communications software business while creating significant stockholder value during the transition. In essence, the Company would be required to profitably manage two revenue lines: 1) a declining wireless revenue stream and related subscribers and 2) a growing healthcare communications software business.
We are engaged in a multi-year transition from a declining hardware-based wireless company to a growing healthcare communications software company. Maintaining our position as a leader in clinical communication and collaboration requires us to continue to invest in the development of Spok Go. While the Spok Go platform was launched in early 2020, we expect we will continue to incur significant costs in the area of product development and strategy, relative to our historical costs, as we continue to develop enhancements and additional functionality for Spok Go. These on-going investments are necessary to remain competitive in a rapidly changing marketplace.
The Compensation Committee actively considers the implications of this business transition and the evolving size and nature of the overall business when developing the target pay opportunities as part of the executive compensation program design. These strategic considerations were important operational elements considered by the Compensation Committee in determining 2020 compensation for our executives, including our NEOs.
For all of our executives, which include the NEOs, incentive compensation for 2020 was determined by the Compensation Committee and ratified by the Board. The Compensation Committee believes that elements of incentive compensation paid to executives should be closely aligned with the Company’s short-term and long-term performance; linked to specific, measurable results which create value for stockholders; and assist the Company in attracting and retaining key executives critical to long-term success.
In establishing compensation for executives, the Compensation Committee has the following objectives:
•Attract and retain individuals of superior ability and managerial talent;
•Ensure compensation performance criteria are aligned with our corporate strategies, business objectives and the long-term interests of our stockholders through profitable management of our transition;
•Achieve key strategic and financial performance measures by linking incentive award opportunities to attainment of performance criteria in these areas; and
•Focus executive performance on long-term stockholder value, as well as promoting retention of key staff, by providing a portion of total compensation opportunities in the form of direct ownership in our Company through performance and time-based RSUs, which are payable in our common stock when such RSUs vest.
The Board discusses with management the Company’s operational priorities, strategic direction, budget assumptions including headcount, sales, research and development spending, capital expenditures, revenue growth, subscriber churn, maintenance retention and other elements supporting the Company’s long-range plan (“LRP”), a five-year projection of the Company's operations and performance. The Board also reviews a detailed narrative which encapsulates this process. The Board takes great care in setting compensation plans, including determination of performance criteria, to ensure plans are robust and compensation is adequately proportioned between cash and equity in order to create both short-term stability and long-term focus. The Board and Compensation Committee actively and independently consider the performance criteria and management projections when determining the appropriate performance criteria for use in STIP and LTIP as the basis for motivating executive performance.
Prior to establishing the compensation plans, the Board and the Compensation Committee review with management the Company’s LRP. This LRP was reviewed with the full Board during the year. Based on this understanding of the Company’s operations and plans as detailed in the LRP, the Compensation Committee identified all key performance criteria, as further outlined under the Short-Term and Long-Term Incentive Compensation sections, that, in the judgment of the Compensation Committee, would support the

Company’s capital allocation and long-term stockholder value creation plans. The Compensation Committee believes that the selected performance criteria for both the STIP and LTIP incentivize management to weigh its operational decisions in a manner that best supports the interests of stockholders.
Given the industry in which we operate, we have established base compensation, cash bonuses and equity incentives at levels consistent with those for executives, including NEOs, of comparable companies and that they are generally sufficient to retain our existing executive officers and to hire new executive officers when and as required. Our Compensation Committee believes a significant portion of our executives', including NEOs', compensation should be tied to our performance.
As is common in the technology sector and with our industry peers, equity awards are a key compensation-related motivator in attracting and retaining executive officers in addition to base salary and cash bonuses. Each of these components is discussed in further detail in later sections.
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
Relationship with Compensation Consultants and Use of Peer Groups
The Compensation Committee believes that our executive compensation program supports our pay for performance philosophy and appropriately aligns executive compensation with stockholder value. Accordingly, the Compensation Committee determined that no changes would be made to the form, amounts and structure of the 2020 Executive Compensation Program.
As previously disclosed at the beginning of 2019, in order to ensure proper compensation alignment as we continue our transition into a software company, the Compensation Committee engaged Korn Ferry, an independent consulting firm, at the beginning of 2019 to review the Company's peer group and NEO compensation. Korn Ferry held discussions with management and the chair of the Compensation Committee, and based on their respective input, proposed changes to the peer group for the Compensation Committee’s consideration. In developing the peer group, Korn Ferry and the Compensation Committee considered Spok’s current and go-forward revenue mix between wireless services and software solutions, with an emphasis on the software business, which is expected to generate more of the Company’s revenues over time, and selected a blend of companies that operate within these discrete businesses. Our current peer group was developed based on this review and consists of the following companies:

•Alaska Communications Systems Group, Inc.;	•Globalstar, Inc.;
•Appfolio, Inc.;	•HealthStream, Inc.;
•Boingo Wireless, Inc.;	•LivePerson, Inc.;
•Castlight Health, Inc.;	•MobileIron, Inc(1).;
•Computer Programs and Systems, Inc.;	•Model N, Inc.;
•Everbridge, Inc.;	•NextGen Healthcare, Inc.;
•Evolent Health, Inc.;	•ORBCOMM Inc.; and
•Five9, Inc.;	•Vocera Communications, Inc.
(1)MobileIron, Inc. was not a public company as of December 31, 2020 and will be removed from this peer group for future reviews.
Other than Korn Ferry's early 2019 review of the Company's peer group, described in greater detail above, the Compensation Committee did not engage compensation consultants for purposes of evaluating the 2020 executive compensation program. This decision was based on the Say-on-Pay results in 2020, where the executive compensation program (including the compensation of the NEOs) was approved by 82% of the votes cast (excluding abstentions and broker non-votes) and the lack of material change to our executive compensation program for 2020.

2020 EXECUTIVE COMPENSATION PROGRAM DECISIONS
The elements of our executive compensation program, all of which are discussed in greater detail below, include:
•Base Salary;
•Short-Term Incentive Compensation;
•Long-Term Incentive Compensation;
•Termination and Change-in-Control Arrangements; and
•All Other Compensation (consisting of Employee Benefits and Limited Perquisites).
In October 2018, at the behest of the CEO, management presented to the Compensation Committee an adjustment to decrease STIP and LTIP compensation for the CEO, which the committee approved. This adjustment was effective for 2019 and allowed for alignment with corporate goals while the Company continued its transition to a healthcare communications software-as-a-service business. The purpose of these changes was to free up additional resources for the Company's research and development efforts. In addition, in early 2020, to demonstrate leadership in connection with the economic effects of the COVID-19 pandemic, our CEO voluntarily agreed to continue his 37.5% reduction in LTIP target award levels consistent with 2019 compensation.
The following chart summarizes the key pay elements during 2020 for our executives including the NEOs.

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

(1)The “At-Risk” compensation elements are based on incentive plans approved in advance by the Compensation Committee. The 2020 STIP was 100% performance-based while the LTIP was 50% performance-based and 50% time-based. Both the performance-based STIP and LTIP awards provided for non-payment or caps on potential payment of the awards if the pre-established performance criteria are not met or exceeded. Both the performance-based STIP and LTIP awards provided that if certain pre-established performance minimums are not met, no payment is made on the performance-based components. In 2020, as we have done in prior years, we set rigorous financial performance metrics and strictly adhered to the pre-established metrics when determining STIP payouts to our NEOs.
Base Salary

Base salaries are intended to provide our NEOs with a degree of financial certainty and stability that does not depend on our performance, and are part of the total compensation package that the Compensation Committee believes is necessary to help ensure the retention of our NEOs. The base salary element of our compensation program is designed to be competitive with compensation paid to similarly situated, competent and skilled executives. Based on the Company’s planned operations for 2020, the Compensation Committee's review of the executive compensation program and the overwhelming approval by stockholders of the 2019 Executive Compensation Program, the Compensation Committee generally did not increase the NEO base salary rates for 2020 with the exception of Mr. Wallace, who received an increase in his base salary to $400,000 commensurate with his promotion to Chief Operating Officer on January 2, 2020.
As a response to the COVID-19 pandemic, the Company enacted a Company-wide plan that reduced work schedules with a related temporary reduction in salary (i.e. furloughs) during the second, third and fourth quarters of 2020. Although base salary rates remained unchanged, this reduction in work schedules had the effect of reducing the amounts of salaries paid to all employees, including NEOs. The Company has continued operating with reduced work schedules and a corresponding temporary reduction in salary for the first half of 2021. The Company originally enacted the reduced work schedules plan for the full-year 2021, however management now believes that continuing this plan for the second half of the year is unnecessary, given the Company's positive results for the first quarter as well as management's confidence in mitigating short-term uncertainties with regard to the COVID-19 pandemic. The Company has also initiated a measure for 2021 that will provide equity in lieu of cash for a portion of salary compensation for employees who meet the requisite criteria for consideration, which applies to all of NEOs.
Short-Term Incentive Compensation
Our STIP is designed to motivate our executives and key employees (including the NEOs) and reward them with cash payments for achieving quantifiable, pre-established Company performance criteria.
Description of the STIP Performance Criteria – Based on the information from the LRP for 2020, the Compensation Committee approved the performance criteria of the 2020 STIP to be effective January 1, 2020. The 2020 STIP was payable in cash, based upon separate pre-established performance criteria which included adjusted operating and capital expenses, wireless revenue, software operations bookings, and development and operational milestones, each of which is measurable and readily reportable and requires the coordination and cooperation of all of management for achievement.
The Compensation Committee selected the 2020 performance criteria, all of which are key elements leading to long-term stockholder value creation, for the STIP based on the following rationale:
Adjusted Operating and Capital Expenses – Adjusted Operating and Capital Expenses is defined as operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capitalized software development costs and plus capital expense (all calculated in accordance with U.S. GAAP). This performance criteria is a non-GAAP measure of the Company's operating expenses. This performance criteria measures the Company’s ability to manage its operations expenses based on parameters established by the Board.
    Wireless Revenue – As noted earlier, the Company continues to transition from a declining wireless-centric revenue base to a growing software-centric base as represented by software revenue. As the Company transitions to a software-centric base, the Compensation Committee believes it is important to focus on the retention of wireless revenues to continue internal funding of research and development projects, which it anticipates will fuel long-term growth. A short-term focus on retention of the wireless revenue stream will in turn provide for the present endeavors within our research and development function and our continued transition into a software-centric business. This target level will reflect a reduction in revenue in comparison to actual results from the prior year given the declining nature of revenues related to those products and services.
    Software Operations Bookings – Software operations bookings represents contractual arrangements to provide subscriptions, licenses, professional services, signature support and equipment sales related to our software products. The amount of bookings reflects future software revenue. These performance criteria focus management on supporting the critical drivers for future growth and implementation of the transition to Software-as-a-Service ("SaaS"). It is important to note, that in a SaaS business model, revenue is recognized over the term of the service contract, which results in revenue recognition that is spread over a longer period. During the transition from a legacy on-premise license model, the Company expects revenues to be impacted in the near term, while increasing substantially over the long-term, with greater predictability, as service contracts are layered on top of each other year-after-year. As the Company accomplishes its transition to overall growth, these performance criteria will generally reflect an increase from the prior year based on the Compensation Committee's understanding of the Company's operations. In establishing the software operations bookings target level for 2020, the Compensation Committee reviewed the actual performance level for software operations bookings in 2019 and set the 2020 target performance level higher than actual performance in 2019.
Development and Operational Milestones - As noted earlier, one of our Operating Objectives is to invest in our future solutions. This has resulted in additional development efforts which are designed to integrate our existing solutions, together with physician and nursing workflows, into a seamless platform of healthcare communication and collaboration. It has been important for us to establish specific milestones to measure progress on the development of Spok Go given how critical these developmental efforts are to our future. Additionally, this category includes various operational objectives specific to our transitioning business model.
The Compensation Committee believes these four 2020 STIP performance criteria are the key elements supporting stockholder value creation and appropriately focus management on successfully transitioning the Company from its legacy telecommunications business model to a growth-focused SaaS model.
Performance Criteria Levels are Based on the Company's Transition - During the transition period, the Compensation Committee understands that the outcomes of certain of the Company's key performance criteria, such as wireless revenue, will be lower than the prior year reflecting the strategic nature of the Company's business. The Compensation Committee established higher target performance levels in 2020 for software operations bookings as compared to actual 2019 results (see "Description of the STIP Performance Criteria" above) as this performance criterion is focused on transitioning to the software-centric portion of the customer base.
Payouts are Determined by Interpolation of Performance Goals – Straight-line interpolation is used to determine payouts for STIP awards when 1) the actual performance is between the threshold performance level and target performance level or 2) the actual performance is between the target performance level and the maximum performance level. There is no STIP payout if achievement is below the threshold performance level. Payments under the STIP are contingent upon continued employment through the date of payment, though pro rata payments will be made in the event of death or disability based on actual performance at the triggering event date relative to targeted performance measures for each program. Further, if an executive’s employment is involuntarily terminated (other than for cause), the executive will be eligible to receive a pro rata payment of the STIP for the year of termination, subject to the execution of an appropriate release and other applicable and customary termination procedures.
The threshold, target and maximum performance goals for each component of the performance criteria and the payouts that would have been provided under the 2020 STIP in the event of performance at each applicable level are set forth in the following tables:

Performance Criteria(1)	Relative Weight	Threshold Payout Against Target	Threshold Performance Level (In 000s)	Target Payout	Target Performance Level (In 000s)	Maximum Payout Against Target	Maximum Performance Level (In 000s)
Adjusted Operating and Capital Expenses(2)	15%	80%	$193,027	100%	$160,856	125%	$128,685
Wireless Revenue	15%	80%	$64,404	100%	$80,505	130%	$88,556
Spok Operations Bookings(3)	35%	0%	$0	100%	$48,000	150%	$52,800
Development and Operational Milestones(4)	35%	0%	—	100%	Various	100%	Various
Total	100%	24%		100%		125.75%

(1)The Compensation Committee selected the performance criteria as key measures in determining stockholder value. The relative weight assigned to each performance measure reflects the judgment of the Compensation Committee as to the importance each measure has to stockholder value.
(2)Operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capitalized software development costs and plus capital expense (all calculated in accordance with U.S. GAAP).
(3)Software Operations Bookings represents contractual arrangements to provide subscriptions, software licenses, professional services, signature support and equipment sales related to our software products. These bookings represent future revenue. In 2020, the Compensation Committee believed it was necessary to modify and remove the threshold performance floors for Software Operations Bookings such that management would continue to be incentivized for its performance in spite of the impacts from COVID-19 on the business. The original threshold performance level, based on an 80% threshold payout against target performance, was $38.4 million.
(4)Development and operational milestones and related target dates were reviewed during the year taking into account the company’s evolving business circumstances and product roadmap. Completion of milestones by the relevant target dates as finally determined by the Compensation Committee are all-or-nothing performance objectives. Failure to complete the required objectives prior to the established deadline results in no payout on the related criterion.
The Compensation Committee actively considers the appropriate size of the pay opportunity each year in light of the evolving nature and size of the business. The Compensation Committee determines the threshold, target and maximum payouts for each performance criterion based on the Compensation Committee's understanding of the Company's LRP and the expectations for 2020. Based on this understanding, the Compensation Committee also establishes the relative weighting for each performance criterion with Software Operations Bookings and Development and Operational Milestones afforded the most significant weighting for 2020 (see "Description of the STIP Performance Criteria").
In establishing the software operations booking target level for 2020, the Compensation Committee reviewed the actual performance levels for this metric in 2019 and set the target performance level higher than actual performance for 2019.

Then the Compensation Committee established the threshold and maximum payout levels based on the Compensation Committee's judgment as to the impact on stockholder value.
The amounts paid under the 2020 STIP were based on the following achievement against the pre-established performance criteria:

Performance Criteria	Relative Weight	Actual Performance (in 000s)	Actual Payout	Weighted Actual Payout
Adjusted Operating and Capital Expenses	15%	$145,314	114.5%	17.2%
Wireless Revenue	15%	$83,593	115.3%	17.3%
Software Operations Bookings	35%	$28,348	28%	9.8%
Development and Operational Milestones	35%	Completed	100%	35.0%
Total	100%			79.3%

The STIP opportunity for each NEO is based on a percentage of the NEO’s base salary. For the NEOs' 2020 STIP, the percentage of base salary, the targeted payout and the actual payout were as follows:

NEO	STIP Target Opportunity - Percentage of Base Salary	Targeted Payout ($)	Actual Payout ($)
Vincent D. Kelly	83%	500,000	396,500
Michael W. Wallace	100%	400,000	317,200
Sharon Woods Keisling	75%	131,250	104,081
Bonnie K. Culp-Fingerhut	75%	168,750	133,819
Long-Term Incentive Compensation
Our 2020 LTIP rewards eligible executives, including the NEOs, through a combination of equity awards that contain time-based vesting and vesting based on the future financial performance of our Company. The goals of our long-term incentive program are to:

•Reinforce a sense of ownership and to align the financial interests of eligible executives, including the NEOs, with those of our stockholders;
•Motivate decision-making which improves financial performance of our healthcare communications business over the long-term, particularly during the Company's transition;
•Recognize and reward superior financial performance of the Company; and
•Provide a retention element to our compensation program.
These goals were used in establishing the LTIP performance criteria for the 2020 grant. The Compensation Committee approved the 2020 LTIP which was granted to eligible employees, including NEOs, in January 2020. The 2020 LTIP grants provide eligible employees the opportunity to earn long-term incentive compensation based on continued employment with the Company and the Company’s attainment of certain financial goals as determined by the Compensation Committee for the period from January 1, 2020, through December 31, 2022, (the “2020—2022 performance period”).
Time-Based Vesting Awards - The Compensation Committee determined it would be appropriate and in the best interest of the Company and its stockholders to award a portion of its equity awards as time-based vesting to encourage, retain, and reinforce a sense of ownership among executives, including NEOs. The Company anticipates future equity-based awards will continue to be awarded as a combination of both time and performance-based awards, however, the Compensation Committee may also consider other alternative forms of equity-based awards in the future.
In January 2020, as described above, the Compensation Committee awarded time-based RSUs to eligible employees, including NEOs, under our 2012 Equity Plan, subject to vesting as described below. Additionally, participants are entitled to Dividend Equivalent Rights ("DERs") with respect to the RSUs to the extent that any cash dividends or cash distributions (regular or otherwise) are paid with respect to our common stock during the vesting period. Vested RSUs will be settled in the Company's common stock and vested DERs will be paid in a lump sum cash payment with accrued interest, in each case, subject to income and employment tax withholding. These grants are included in the 2020 Grants of Plan-Based Awards table and the grant date fair value of the awards is included with the NEOs 2020 compensation in the Summary Compensation Table.
The table below details the time-based RSUs awarded to the NEOs during 2020:

NEO	RSUs Awarded (Time-Based) (#)	Value at Grant Date ($)(1)	Market Value at Year-End ($)(2)
Vincent D. Kelly	40,883	499,999	455,028
Michael W. Wallace	24,529	299,990	273,008
Sharon Woods Keisling	5,723	69,992	63,697
Bonnie K. Culp-Fingerhut	7,358	89,988	81,895
(1)The fair values of the RSUs awarded were calculated at $12.23, the closing price of the Company's common stock on December 31, 2019, the last trading day prior to the date of grant.
(2)Market or payout values of the unvested RSUs were based on the number of RSUs granted and our closing stock price at December 31, 2020, of $11.13. The RSUs are convertible into shares of the Company’s common stock following vesting.

The time-based grants noted in the table above will vest in three equal installments on December 31, 2020, 2021 and 2022 based on continued employment with the Company.
Performance-based Vesting Awards - Based on the information from the LRP, the Compensation Committee approved the performance criteria for the 2020 LTIP grant for the 2020—2022 performance period, which performance criteria are measurable, readily reported and require the coordination and cooperation of all management to achieve. The Compensation Committee has determined that such performance criteria are key elements impacting stockholder value, are aligned with our stockholders' interests and are warranted to motivate management to successfully implement the transition to growth.
The selected performance criteria for the 2020 LTIP grant are defined and described in more detail below:
Adjusted Operating and Capital Expenses – Adjusted Operating and Capital Expenses is defined as operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capitalized software development costs and capital expense (all calculated in accordance with U.S. GAAP). This performance criteria is a non-GAAP measure of the Company's operating expenses. This performance criteria measures the Company’s ability to manage its operations expenses based on parameters established by the Board. The Compensation Committee believes that the use of this metric will focus management on not only the long-term growth of revenues but also on the responsible growth of profitable revenue streams which will continue to generate and provide long-term cash flows and further the Company's long-term allocation strategy for stockholder dividends and/or common stock repurchases.
Software Operations Bookings – Software operations bookings represents contractual arrangements to provide subscriptions, licenses, professional services, signature support and equipment sales related to our software products. These bookings represent future software revenue. This performance criteria focuses management on supporting the critical drivers for future growth and implementation of the transition to growth. As the Company accomplishes its transition to overall growth, this performance criteria will generally reflect an increase from the prior year based on the Compensation Committee's understanding of the Company's operations. The Compensation Committee's objective with this metric is to motivate management to achieve sustainable growth, which would require implementation of the strategies reviewed and approved by the Board and the Compensation Committee during the review of the LRP.
LTIP payouts are determined based on long-term performance. Management recommended and the Compensation Committee, in its sole discretion, selected employees to be participants in the 2020 LTIP.
Under the terms of the performance-based grants, 100% of the target award is in the form of RSUs granted under our 2012 Equity Plan, subject to vesting as described below. Additionally, participants are entitled to DERs with respect to the RSUs to the extent that any cash dividends or cash distributions (regular or otherwise) are paid with respect to our common stock during the 2020—2022 performance period. The DERs are subject to the same vesting restrictions as the RSUs to which they relate, such that the DERs are only paid to the extent the applicable performance criteria underlying the RSUs have been attained. Vested RSUs will be settled in the Company's common stock and vested DERs will be paid in a lump sum cash payment with accrued interest, in each case, subject to income and employment tax withholding. The Compensation Committee believes that performance-based RSUs link long-term compensation for our executives to our Company’s operational and stock price performance as RSUs are earned only if pre-established performance goals are met and, if earned, are settled in shares of the Company’s common stock upon vesting.
Similar to the STIP, straight-line interpolation is used to determine payouts for LTIP awards when 1) the actual performance achieved is between the threshold performance level and target performance level or 2) the actual performance achieved is between the target performance level and the maximum performance level. There is no LTIP payout if achievement is below the threshold performance level. Payments under the LTIP are contingent upon continued employment through the payment date, though pro rata payments will be made in the event of death or disability based on actual performance at the triggering event date relative to targeted performance measures for each program. Further, if an executive’s employment is involuntarily terminated (other than for cause), the executive will be eligible to receive a pro rata payment of the LTIP for the year of termination, subject to the execution of an appropriate release and other applicable and customary termination procedures.
The Compensation Committee actively considers the appropriate size of the pay opportunity each year in light of the evolving nature and size of the business. The Compensation Committee determines the threshold, target and maximum payouts for each performance criterion based on the Compensation Committee's understanding of the Company's LRP and the expectations for 2020. Based on this understanding, the Compensation Committee also establishes the relative weighting for each performance criterion.
The following table summarizes the performance criteria of the 2020 performance-based LTIP grant for the 2020—2022 performance period:

2020 Performance-Based LTIP Grant
Item #	Weighting	2020-2022 Performance Period Criteria(1)
1	50%	Cumulative Adjusted Operating and Capital Expenses(2)
2	50%	Cumulative Software Operations Bookings(3)
Total	100%
(1)The Compensation Committee selected the performance criteria as key measures in determining stockholder value. The relative weight assigned to each performance measure reflects the judgment of the Compensation Committee as to the importance each measure has to stockholder value.
(2)Operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capitalized software development costs and plus capital expense (all calculated in accordance with U.S. GAAP).
(3)Software operations bookings represents contractual arrangements to provide subscriptions, licenses, professional services, signature support and equipment sales related to our software products. These bookings represent future software revenue.
The 2020 LTIP grants provide that the grant will vest and be paid only if the minimum thresholds for the applicable performance criteria for the 2020—2022 performance period are achieved and will be forfeited if the minimum thresholds for the applicable performance criteria for the 2020—2022 performance period are not achieved. Participants will generally forfeit all rights with respect to RSUs and DERs awarded under the 2020 LTIP grant if they terminate with cause or voluntarily separate before the payment date, subject to employment agreement provisions for our CEO. The 2020 LTIP grants will be paid in March 2023 after filing our Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC. The Company believes that current disclosure of the amounts of the performance criteria for the 2020—2022 performance period would be competitively harmful by providing the Company’s competition with detailed insight into the Company’s intentions and expectations. The Company will provide the details of the performance criteria for the 2020—2022 performance period upon completion of the 2020—2022 performance period in its 2023 Proxy Statement.
The table below details the performance-based grants awarded to our NEOs for 2020:

NEO	RSUs Awarded (Performance-Based)	Value at Grant Date(1)	Market Value at Year-End(2)
Vincent D. Kelly	40,883	499,999	455,028
Michael W. Wallace	24,530	300,002	273,019
Sharon Woods Keisling	5,724	70,005	63,708
Bonnie K. Culp-Fingerhut	7,359	90,001	81,906
(1)The fair values of the RSUs awarded were calculated at $12.23, the closing price of the Company's common stock on December 31, 2019, the last trading day prior to the date of grant.
(2)Market or payout values of the unvested RSUs were based on the target number of RSUs and our closing stock price at December 31, 2020, of $11.13. The RSUs are convertible into shares of the Company’s common stock if the pre-established performance criteria for the 2020—2022 performance period are achieved.
The performance-based grants noted in the table above will vest on December 31, 2022, if the minimum thresholds for the pre-established performance goals for the 2020—2022 performance period are achieved.
Termination and Change of Control Arrangements
At this time, we do not have written employment agreements with our executives except for Mr. Kelly, our CEO. For purposes of retention, the Compensation Committee believed that an employment agreement with Mr. Kelly was necessary. Providing severance to each of our executives, including NEOs, is an important retention tool and provides security to the executives with respect to their terms of employment. Our policies on severance are intended to provide fair and equitable compensation in the event of termination of employment. The Company and Ms. Culp-Fingerhut agreed that she would step down from her position as the Company's Executive Vice President of Human Resources and Administration effective December 31, 2020. Ms. Culp-Fingerhut was entitled to severance benefits as an NEO for termination without cause. Other than the accrual for Ms. Culp-Fingerhut's severance, we did not pay or accrue any amounts relating to termination of any NEO for the year ended December 31, 2020.

All Other Compensation
We provide certain employee benefits and limited perquisites to our NEOs. In general, except as noted below, the other elements of compensation are the same as offered to all other employees of the Company.
Perquisites – We provide an automobile to the CEO pursuant to his employment agreement. In May of 2020, as it became increasingly clear the the Company would be continuing its telework policy due to the pandemic, Mr. Kelly returned his automobile to the leasing company and we ceased incurring any related costs.
Insurance Premiums – We paid for basic life insurance at the value of each NEO’s annual salary to a maximum of $250,000. This is available to all employees of the Company.
Company Contribution to Defined Contribution Plan – The Spok Holdings, Inc. Savings and Retirement Plan (the “Plan”) is open to all Company employees working a minimum of twenty hours per week with at least thirty days of service. The Plan qualifies under Section 401(k) of the Internal Revenue Code (the “Code”). Under the Plan, participating employees may elect to voluntarily contribute a percentage of their qualifying compensation on a pretax or after-tax basis up to the annual maximum amounts established by the Code. The Company matches 50% of the employee’s contribution, up to 6% of each participant’s gross salary per pay period, or 50% of the employee’s annualized contribution up to $2,500, whichever is greater. There is a per-pay-period match on the 6% component and an end-of-year true up on the $2,500 component. Contributions made by the Company become fully vested three years from the date of the participant’s commencement of employment. Profit sharing contributions are discretionary. In 2020, 2019 and 2018, we made matching contributions in amounts equal to $26,196, $40,250, and $35,841, respectively, for the NEOs participating in the Plan.
Dividend Equivalent Rights – Participants in the LTIP, including the NEOs, are entitled to accrue DERs on each RSU granted to the participant. Each DER represents the value of dividends paid on the Company’s common stock during the related LTIP performance cycles. Each participant, including the NEOs, is entitled to receive in cash the DERs accrued on the underlying RSUs if the pre-established performance criteria are met. If a participant voluntarily leaves the employ of the Company, the underlying DERs are forfeited along with forfeiture of the unvested RSUs.
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
OTHER CONSIDERATIONS
Stock Ownership Guidelines
The Compensation Committee established stock ownership guidelines under which all executive officers, including NEOs, are expected to hold common stock until his or her termination of employment in an amount equal to a multiple of salary, as determined by position, which is based on our peer group analysis conducted in prior years. Our CEO is expected to hold three times his annual salary and at April 1, 2021, held in excess of seven times his annual salary in shares of the Company’s common stock and RSUs. Each executive officer is expected to hold shares of common stock and RSUs equal to or greater than the amount of their annual salary. If the stock price declines, executive officers may hold the fixed number of shares based on the stock price at program commencement.
Stock ownership includes shares over which the executive has direct or indirect ownership or control, including RSUs. We expect executives to meet their ownership guidelines within three years of becoming subject to the guidelines (or three years from a subsequent promotion date and resulting increase in ownership requirements). As of December 31, 2020, all of our executive officers exceeded their stock ownership requirements.
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
Prohibitions on Hedging and Pledging
We have a "hedging and pledging" policy restricting all directors, executive officers, and employees from, directly or indirectly, purchasing any security whose value derives from an equity security of the Company or any similar financial instrument that is designed to hedge or offset any decrease in market value of any equity securities of the Company. In addition, all directors and executive officers are prohibited to pledge equity securities of the Company as collateral for a loan or otherwise hold equity securities of the Company in a margin account.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
During all or part of 2020, Blair Butterfield (Chair), Brian O'Reilly, Royce Yudkoff and Samme Thompson served on the Compensation Committee. None of the members of the Compensation Committee that served during 2020 is or has been an officer or employee of the Company or had any relationship that is required to be disclosed as a transaction with a related person, except for Mr. Thompson, a former director of the Company whose relationship with American Tower Corporation (“ATC”), a landlord of transmission tower sites used by the Company, is described under “Transactions with Related Parties” below. In addition, during 2020, no member of our Board or of our Compensation Committee, and none of our executive officers, served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of an entity that has one or more executive officers serving as members of our Board or our Compensation Committee.
COMPENSATION COMMITTEE REPORT
To our Stockholders:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Item 11 with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.
Compensation Committee:
Blair Butterfield, Chair
Brian O'Reilly
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

COMPENSATION TABLES FOR NAMED EXECUTIVE OFFICERS
The Compensation Tables for 2020 include compensation information for all the NEOs, which include Mr. Kelly, Mr. Wallace, Ms. Woods Keisling and Ms. Culp-Fingerhut, who concluded her employment with the Company on December 31, 2020.
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

NEO	Job Title	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
Vincent D. Kelly	CEO	2020	553,846	999,998	396,500	139,229	2,089,573
		2019	600,000	999,990	489,500	133,813	2,223,303
		2018	600,000	1,600,000	603,000	126,278	2,929,278
Michael W. Wallace (4)	COO, CFO	2020	360,192	599,992	317,200	30,199	1,307,583
		2019	350,000	299,994	244,750	20,395	915,139
		2018	350,000	569,989	263,813	16,320	1,200,122
Sharon Woods Keisling	Corp. Secretary and Treasurer	2020	161,538	139,997	104,081	13,197	418,813
		2019	175,000	131,247	128,494	12,105	446,846
		2018	174,808	131,240	131,762	12,444	450,254
Bonnie K. Culp-Fingerhut	Former EVP HR	2020	207,692	179,989	133,819	245,118	766,618
		2019	225,000	168,747	165,206	18,699	577,652
		2018	225,000	168,738	169,594	17,215	580,547
(1)Consists of time-based and performance-based LTIP awards. The fair value of the performance-based RSUs awarded in 2020 is based on the probable outcome of the performance conditions on the grant date and calculated at $12.23 per share, the closing price of the Company's common stock on December 31, 2019, the last trading day prior to the date of grant. Assuming maximum outcomes for 2020, the award would be approximately 137.5% of the values noted in the table above. Grant date fair values were determined in accordance with FASB ASC Topic 718. For additional information, refer to the footnotes of the audited financial statements that were included in the Company's 2020 Annual Report on Form 10-K.
(2)Amounts shown represent annual STIP awards paid in cash.
(3)Additional information is provided in the "All Other Compensation" table below.
(4)Mr. Wallace was appointed Chief Operating Officer on January 2, 2020. Mr. Wallace continues to operate as the Company's Chief Financial Officer.
ALL OTHER COMPENSATION
The following table summarizes all other compensation for the NEOs for the year ended December 31, 2020:

NEO	Job Title	Year	Perquisites(1)($)	Severance Benefits ($)	Insurance Premiums ($)	Company Contribution to Defined Contribution Plans ($)	Dividend Equivalent Rights (DER)	Total ($)
Vincent D. Kelly	CEO	2020	11,019	—	1,584	8,550	118,076	139,229
Michael W. Wallace	COO, CFO	2020	—	—	552	8,550	21,097	30,199
Sharon Woods Keisling	Corp. Secretary and Treasurer	2020	—	—	345	3,298	9,554	13,197

Former NEO(2)
Bonnie K. Culp-Fingerhut	Former EVP HR	2020	—	225,000	1,467	5,798	12,853	245,118
(1)The perquisite amount reflects automobile allowances for Mr. Kelly. In May of 2020, as it became increasingly clear the the Company would be continuing its telework policy due to the pandemic, Mr. Kelly returned his automobile to the leasing company and we ceased incurring any related costs..

(2)The Company and Ms. Culp-Fingerhut agreed that she would step down from her position as the Company's Executive Vice President of Human Resources and Administration effective December 31, 2020. This amount reflects the Company's accrual for her severance benefits as of that date. See Termination Arrangements – NEOs (Excluding CEO) for additional information.
GRANTS OF PLAN-BASED AWARDS
The following table sets forth the possible non-equity (cash-based), equity incentive plan (performance-based RSUs) and stock awards (time-based RSUs) that were granted to the NEOs in 2020.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of RSUs	Grant Date Fair Value ($)(5)
NEO	Award(3)	Threshold ($)(4)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Vincent D. Kelly	2020 STIP	120,000	500,000	628,750	—	—	—	—	—
	2020 LTIP (time)	—	—	—	—	—	—	40,883	499,999
	2020 LTIP (performance)	—	—	—	32,706	40,883	56,214	—	499,999
Michael W. Wallace	2020 STIP	96,000	400,000	503,000	—	—	—	—	—
	2020 LTIP (time)	—	—	—	—	—	—	24,530	299,990
	2020 LTIP (performance)	—	—	—	19,624	24,530	33,729	—	300,002
Sharon Woods Keisling	2020 STIP	31,500	131,250	165,047	—	—	—	—	—
	2020 LTIP (time)	—	—	—	—	—	—	5,723	69,992
	2020 LTIP (performance)	—	—	—	4,579	5,724	7,871	—	70,005

Former NEO(6)
Bonnie K. Culp-Fingerhut	2020 STIP	40,500	168,750	212,203	—	—	—	—	—
	2020 LTIP (time)	—	—	—	—	—	—	7,358	89,988
	2020 LTIP (performance)	—	—	—	5,887	7,359	10,119	—	90,001
(1)Amounts represent full year cash awards under the 2020 STIP. The actual payments were equal to 79.3% of the 2020 STIP target award and are discussed in the "Short-Term Incentive Compensation" section and reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.
(2)Amounts represent the RSUs awarded under the performance-based 2020 LTIP in 2020. The RSUs are convertible into shares of the Company's common stock if the pre-established performance goals of the 2020 LTIP are achieved. The performance period of the 2020 LTIP is the three year period ending December 31, 2022.
(3)All equity awards were granted on January 2, 2020.
(4)The amount shown in the "Threshold" column represents the amount that would have been paid for 2020 if we had achieved the minimum level of each financial performance objective and did not meet the operational performance objectives. Additional details are reflected in the "Short-Term Incentive Compensation" section.
(5)Amounts represent the grant date fair value of the awards, as of the grant date, calculated in accordance with FASB ASC Topic 718, which, for the performance-based 2019 LTIP awards, is based upon the probable outcome of the underlying performance conditions. For additional information, refer to footnotes of the audited financial statements that were included in the Company's 2020 Annual Report on Form 10-K.
(6)Ms. Culp-Fingerhut concluded her employment with the Company effective December 31, 2020, and forfeited all non-equity, equity incentive plan and stock awards granted that were unvested at that time.

OUTSTANDING EQUITY AWARDS

At December 31, 2020, the following RSUs are outstanding for the NEOs:

	Stock Awards
	Time-Based Awards			Equity Incentive Plan Awards
NEO	Number of Unearned RSUs That Have Not Vested (#)		Market or Payout Value of Unearned RSUs That Have Not Vested ($)(1)	Number of Unearned RSUs That Have Not Vested (#)		Market or Payout Value of Unearned RSUs That Have Not Vested ($)(1)
Vincent D. Kelly	27,255	(4)	303,348	32,706	(3)	364,018
	12,569	(5)	139,893	30,166	(2)	335,748
Michael W. Wallace	16,353	(4)	182,009	19,624	(3)	218,415
	3,771	(5)	41,971	9,050	(2)	100,727
Sharon Woods Keisling	3,815	(4)	42,461	4,579	(3)	50,964
	1,650	(5)	18,365	3,959	(2)	44,064

Former NEO
Bonnie K. Culp-Fingerhut (6)	—		—	—		—
(1)Market or payout values of the unvested RSUs' were based on our closing stock price at December 31, 2020, of $11.13.
(2)Represents the threshold number of performance-based RSUs awarded under the LTIP on January 2, 2019. The RSUs are convertible into shares of the Company's common stock if the pre-established performance goals are achieved over the three-year period ending on December 31, 2021.
(3)Represents the threshold number of performance-based RSUs awarded under the LTIP on January 2, 2020. The RSUs are convertible into shares of the Company's common stock if the pre-established performance goals are achieved over the three-year period ending on December 31, 2022.
(4)Represents the RSUs awarded on January 2, 2020. The RSUs are convertible into shares of the Company's common stock based on a three-year vesting period. RSUs vest in equal annual installments on December 31, 2020, 2021 and 2022.
(5)Represents the RSUs awarded on January 2, 2019. The RSUs are convertible into shares of the Company's common stock based on a three-year vesting period. RSUs vest in equal annual installments on December 31, 2019, 2020 and 2021.
(6)Ms. Culp-Fingerhut concluded her employment with the Company effective December 31, 2020, and forfeited all equity incentive plan and stock awards granted that were unvested at that time.
STOCK AWARDS VESTED
The following table shows information regarding stock awards that vested during 2020 with respect to our NEOs. Amounts earned based on performance through the end of 2020 were not paid until after filing the Form 10-K and upon the Board's determination that the applicable performance goals were met.

	Stock Awards
NEO	Number of Shares Acquired upon Vesting (#)	Value Realized on Vesting ($)(1)
Vincent D. Kelly	91,491	1,018,295
Michael W. Wallace	26,230	291,940
Sharon Woods Keisling	8,913	99,202

Former NEO
Bonnie K. Culp-Fingerhut	11,460	127,550
(1)Amounts are based on the closing price of our common stock of $11.13 on December 31, 2020, the date shares were vested. Payments in shares of the Company's common stock for our annual LTIP awards were made in March 2021 for performance-based awards, after filing the Form 10-K, with the SEC, and in January 2021, for time-based awards.
The following table details the achievement of the pre-established performance criteria that allowed for payment of the vested RSUs in common stock of the Company in March 2021, after filing the Form 10-K with the SEC.

Item #	2018-2020 Performance Period Criteria ($ in 000s)	Relative Weight	Target	Achievement	Weighted Actual Payout
1	Cumulative Wireless Revenue (2018-2020)	20%	$243,644	$266,037	25.7%
2	Cumulative Software Revenue (2018-2020)	20%	260,841	209,973	16.1%
3	Cumulative Software Operations Bookings (2018-2020)(1)	30%	156,743	104,343	20.0%
4	Cumulative Adjusted Operating and Capital Expenses (2018-2020)(2)	30%	$495,390	$466,422	32.6%
	Total	100%			94.4%
(1)Software operations bookings represent contractual arrangements to provide software licenses, professional services and equipment sales for our Care Connect Suite of products or subscriptions, professional services and signature support for our Spok Go Software-as-a-Service offering. These contractual arrangements (bookings) represent future revenue.
(2)Operating expenses less depreciation, amortization and accretion expense, less severance, less stock-based compensation, less goodwill impairment, plus capitalized software development costs and plus capital expense (all calculated in accordance with U.S. GAAP).
PAYMENTS UPON TERMINATION OR TERMINATION DUE TO CHANGE IN CONTROL
Providing severance to each of our executives, including NEOs, is an important retention tool and provides security to the executives with respect to their terms of employment. Our policies on severance are intended to provide fair and equitable compensation in the event of involuntary termination of employment without cause. The Company and Ms. Culp-Fingerhut agreed that she would step down from her position as the Company's Executive Vice President of Human Resources and Administration effective December 31, 2020. Ms. Culp-Fingerhut was entitled to severance benefits as an NEO for termination without cause. Other than the accrual for Ms. Culp-Fingerhut's severance, we did not pay or accrue any amounts relating to termination of any NEO for the year ended December 31, 2020.
Employment Agreement and Termination Arrangements – CEO
Mr. Kelly entered into a new employment agreement with the Company dated as of January 3, 2019, the term of which has been extended to December 31, 2022.
Under the employment agreement, Mr. Kelly receives a stated annual base salary of $600,000 and is eligible to participate in all of our benefit plans, including fringe benefits available to our senior executives, as such plans or programs are in effect from time to time, and the use of an automobile. The Board reviews Mr. Kelly’s base salary annually and may increase, but not decrease, the amount of his base salary. In addition to base salary, under the terms of the new employment agreement Mr. Kelly is eligible to receive a target annual cash bonus opportunity of 83.33% of his base salary (a reduction from 100% in Mr. Kelly's previous agreement) based on achievement of certain performance targets set by the Board or a committee thereof; provided that Mr. Kelly is employed by the Company on December 31 of the applicable calendar year and he has not voluntarily terminated his employment with the Company prior to the date such annual bonus is payable. The annual bonus shall be payable in cash.
Under the employment agreement, we are not obligated to pay Mr. Kelly a gross-up payment for any payment received or to be received by Mr. Kelly in connection with his termination of employment or contingent upon a change in control of the Company that is subject to any excise tax.
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
Disability. The employment agreement provides that for termination as a result of disability, following the use of all accrued sick and personal days, we shall pay Mr. Kelly:

(1)A disability benefit equal to 50% of the base salary during the disability period in lieu of payment of his base salary;
(2)All other unpaid amounts under any Company fringe benefit and incentive compensation programs, at the time such payments are due, subject to the terms and conditions of the applicable Company fringe benefit or incentive compensation plan or program;
(3)An amount equal to two times the full base salary then in effect, payable in a lump sum within 45 days after such date of termination; and
(4)An amount equal to the product of (i) a fraction based on the prorated number of days earned in the calendar year as of the date of disability, times (ii) the annual STIP target amount payable within 45 days after the date of termination.

Any payments made to Mr. Kelly during the disability period shall be reduced by any amounts paid or payable to him under our disability benefit plans.
Death. The employment agreement provides that upon death, Mr. Kelly’s estate will be entitled to:
(1)Base salary through the date of death;
(2)All other unpaid amounts under any Company fringe benefit and incentive compensation programs, at the time such payments are due, subject to the terms and conditions of the applicable Company fringe benefit or incentive compensation plan or program;
(3)An amount equal to two times the full base salary, payable in a lump sum within 45 days after the date of death; and
(4)An amount equal to the product of (i) a fraction based on the prorated number of days earned in the calendar year as of the date of death, times (ii) the annual STIP target amount payable within 45 days after the date of termination.
Termination without Cause or For Good Reason. The employment agreement provides that upon a termination of employment, either by the Company without cause or by Mr. Kelly for good reason (as defined in the employment agreement), he will be entitled to:
(1)Base salary through the date of termination payable within 10 business days;
(2)All other unpaid amounts under any Company fringe benefit and incentive compensation programs, at the time such payments are due;
(3)An amount equal to two times the full base salary then in effect, payable in a lump sum within 45 days after the date of termination;
(4)An amount equal to the annual STIP target for the calendar year in which the termination occurs, payable within 45 days after the date of termination; provided that he shall be entitled to two times his annual STIP target if such termination occurs within one year following a change of control;
(5)An amount equal to the product of (i) a fraction based on the prorated number of days earned in the calendar year as of the date of termination, times (ii) the annual STIP target amount payable within 45 days after the date of termination;
(6)Reimbursement of the cost of continued group health plan benefits in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for 24 months, to the extent elected by the CEO and to the extent the CEO is eligible and subject to the terms of the plan and the law;
(7)Reimbursement for expenses reasonably incurred by Mr. Kelly in securing outplacement services through a professional person or entity of his choice, subject to the approval of the Company, at a level commensurate with Mr. Kelly’s position, for up to one year commencing on or before the one-year anniversary of the date of termination at his election, not to exceed $35,000; and
(8)Full vesting of any unvested time-based equity awards and waiver of any continuous employment conditions on any unvested performance-based equity awards, which awards shall be payable if and when such performance objectives are achieved.

Assuming that the termination occurred on December 31, 2020, and our closing stock price at December 31, 2020, was $11.13, the targeted payments to the CEO are set forth in the following table:

Vincent D. Kelly CEO	Disability ($)(1)	Death ($)(1)	Termination without Cause or For Good Reason ($)(1)
Employment Agreement Benefits
Other Income(2)	385,846	—	—
Salary and Lump Sum Benefits(3)	1,450,000	1,700,000	2,300,000
Health Benefits(6)	—	—	62,254
Total Compensation under Employment Agreement	1,835,846	1,700,000	2,362,254

Company Incentive Plans and Other Benefits
Life Insurance(4)	—	250,000	—
Accrued Vacation Pay(5)	—	257,538	257,538
2020 STIP(7)	396,500	396,500	396,500
2018 LTIP Award (performance-based)(8)	568,943	568,943	568,943
2019 LTIP Award (time-based)(10)	92,329	92,329	139,893
2019 LTIP Award (performance-based)(11)	276,988	276,988	419,679
2020 LTIP Award (time-based)(12)	100,106	100,106	303,352
2020 LTIP Award (performance-based)(13)	150,159	150,159	455,028
All Other Compensation(9)	161,022	161,022	196,022
Total Compensation from Company Incentive Plans and Other Benefits	1,746,047	2,253,585	2,736,955
Total Compensation	3,581,893	3,953,585	5,099,209
(1)For purposes of the Disability benefits, Mr. Kelly was assumed to be disabled on June 1, 2020, through a termination date of December 31, 2020 (which includes 30 days written notice provided on December 1, 2020). For purposes of the "Death" and "Termination without Cause or For Good Reason" scenarios it was assumed death or termination was December 31, 2020.
(2)This amount assumes Mr. Kelly has been paid his pro rata base salary from January 1, 2020, through December 31, 2020, under the “Death” and “Termination without Cause or For Good Reason” scenarios. The payment to Mr. Kelly under the “Disability” scenario includes a disability benefit equal to 50% of the base salary during the disability period, assumes the use of Mr. Kelly's accrued sick and personal days as of May 31, 2020, through termination on December 31, 2020, and reduces compensation by anticipated payments made under the Company's short- and long-term disability plans during the period of disability.
(3)These amounts represent the relevant lump sum payments pursuant to Mr. Kelly’s employment agreement and include the additional STIP target bonus amounts.
(4)This represents a standard benefit available to all employees.
(5)This payment was based on accrued vacation hours at December 31, 2020, under the “Death” and “Termination without Cause or For Good Reason” scenarios. This payment is pursuant to Mr. Kelly’s employment agreement and the vacation policy for NEOs.
(6)This was the cost of continuation of health benefits that may be provided to Mr. Kelly. At his expense, Mr. Kelly or his beneficiary is entitled to continuation of health coverage pursuant to COBRA under the “Disability” or “Death” scenario. The amount reflected in the table under “Termination without Cause or For Good Reason” scenario represented reimbursement of the cost of continuation of health benefits provided to Mr. Kelly for 24 months.
(7)These amounts represent the actual amount of Mr. Kelly's 2020 STIP that was unpaid as of the date of termination, December 31, 2020.
(8)Pursuant to the terms of the 2018 LTIP award (performance-based), Mr. Kelly was entitled to 100% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any time-based conditions for any unvested equity awards. Payment of awards with performance obligations are not made until those requirements have been satisfied. The total RSUs awarded to Mr. Kelly for the 2018 performance-based LTIP award were 51,118. The amounts represent the market values at December 31, 2020, for the RSUs that would have vested, assuming performance at target level, as of December 31, 2020, under the 2018 LTIP award based on our closing stock price on such date of $11.13.
(9)The amount reflected under “Termination without Cause or For Good Reason” scenario consists of the maximum reimbursement for outplacement services of $35,000 and cumulative dividends earned through December 31, 2020, (excluding interest earned) for the RSUs awarded to Mr. Kelly under the 2018, 2019 and 2020 LTIP grants. For purposes of the "Disability" and "Death" scenarios the amounts reflected consist of cumulative dividends earned through December 31, 2020, (excluding interest earned) for the RSUs awarded to Mr. Kelly under the 2018, 2019 and 2020 LTIP grants. These amounts represent cumulative cash dividends of $1.50 per share for RSUs granted in 2018, $1.00 per share for RSUs granted in 2019, and $0.50 per share for RSUs granted in 2020.
(10)Pursuant to the terms of the 2019 LTIP award (time-based), Mr. Kelly was entitled to 66% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any time-based conditions for any unvested equity awards. The total RSUs awarded to Mr. Kelly for the 2019 time-based LTIP award were 37,707. At December 31, 2020, 12,569 shares remained unvested. The amounts represent the market values at December 31, 2020, for the RSUs that would have vested as of December 31, 2020, under the 2019 LTIP award based on our closing stock price on such date of $11.13.
(11)Pursuant to the terms of the 2019 LTIP award (performance-based), Mr. Kelly was entitled to 66% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any conditions for any unvested equity awards. Payment of awards with performance obligations are not made until those requirements have been satisfied. The total RSUs awarded to Mr. Kelly for the 2019 time-based LTIP award were 37,707. The amounts represent the market values at December 31, 2020, for the RSUs that would have vested, assuming performance at target level, as of December 31, 2020, under the 2019 LTIP award based on our closing stock price on such date of $11.13.
(12)Pursuant to the terms of the 2020 LTIP award (time-based), Mr. Kelly was entitled to 33% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any time-based conditions for any unvested equity awards. The total RSUs awarded to Mr. Kelly for the 2020 time-based LTIP award were 40,883. At December 31, 2020, 27,255 shares remained unvested. The amounts represent the market values at December 31, 2020, for the RSUs that would have vested as of December 31, 2020, under the 2020 LTIP award based on our closing stock price on such date of $11.13.
(13)Pursuant to the terms of the 2020 LTIP award (performance-based), Mr. Kelly was entitled to 33% of the target award for purposes of the "Disability" and "Death" scenarios. With respect to the "Termination without Cause or for Good Reason" scenario, Mr. Kelly receives accelerated vesting on the Date of Termination of any performance-based conditions for any unvested equity awards. Payment of awards with performance obligations are not made until those requirements have been satisfied. The total RSUs awarded to Mr. Kelly for the 2020 performance-based LTIP award were 40,883. The amounts represent the market values at December 31, 2020, for the RSUs that would have vested, assuming performance at target level, as of December 31, 2020, under the 2020 LTIP award based on our closing stock price on such date of $11.13.
Termination Arrangements – NEOs (Excluding CEO)
Mr. Wallace and Ms. Woods Keisling are employed at will with no separate arrangement other than the severance benefits outlined in the Company’s Severance Agreements. The Company and Ms. Culp-Fingerhut agreed that she would step down from her position as the Company's Executive Vice President of Human Resources and Administration effective December 31, 2020. Ms. Culp-Fingerhut was entitled to severance benefits as an NEO for termination without cause, as described below.
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

(1)Continued payment of base salary for a minimum of 26 weeks, plus an additional two weeks for each year of service, up to a combined maximum of 52 weeks (the “Severance Period”);
(2)Continued group health plan benefits in accordance with COBRA. Under the Severance Agreements, COBRA coverage will be provided to NEOs at the discounted employee rate for the Severance Period; and at the end of such period, the NEOs are able to continue their COBRA coverage but they will be fully responsible for the entire COBRA premium amount; and
(3)Prorated portion of the award under the annual STIP for the calendar year in which the termination occurred based upon the length of employment in that calendar year and actual performance for the year.
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
Termination Vesting Provision for the 2018, 2019 and 2020 LTIP Grants. In accordance with the terms of the LTIP, if the NEOs (but not the CEO) are terminated for cause or voluntarily separate from service prior to the end of the applicable performance period, they shall forfeit any right to unvested awards, unless otherwise authorized by the Committee in its sole discretion. Otherwise, participants are entitled to a prorated award at the end of the performance period, provided the performance targets have been met.
Based on the total number of days they were employed during the performance period, in the event of a participant’s death, the participant’s estate will be eligible to receive an amount not greater than 100% of the participant’s target award, with such amount determined in the Compensation Committee’s sole discretion. Payment will be made in the year following the participant’s death.

Assuming that the termination without cause occurred on December 31, 2020, and that our closing stock price at December 31, 2020, was $11.13, the targeted payments to the NEOs (excluding the CEO), are set forth in the following table:

NEO	Job Title	Salary ($)	Accrued Vacation Pay ($)(1)	Health Benefits ($)(2)	2020 STIP ($)(3)	LTIP and Other Equity Awards ($)(4)	All Other Compensation ($)(5)	Total ($)
Michael W. Wallace	COO, CFO	246,154	72,898	12,847	317,200	378,449	65,749	1,093,297
Sharon Woods Keisling	Corp. Secretary and Treasurer	175,000	77,019	15,563	104,081	127,569	22,359	521,591
(1)These payments were based on accrued vacation hours at December 31, 2020, pursuant to the vacation policy for the NEOs.
(2)These amounts represent the cost of continuation of health benefits for the Severance Period provided to the NEOs.
(3)These amounts represent the actual STIP award paid to the NEOs for 2020. The Company’s performance for 2020 resulted in payment at 79.3% of the STIP target.
(4)Pursuant to the terms of the LTIP, the NEOs were entitled to 94.4% of the target award for the performance-based 2018 grant, 66% of the target award for the 2019 grant and 33% of the target award for the 2020 grant. Payment for awards with performance obligations are not made until the end of the applicable performance period; however, for purposes of this table, we have included the value of the target number of performance-based RSUs, pro-rated for the 2019 and 2020 grants. The amounts represent the market values at December 31, 2020, for the RSUs based on our closing stock price on such date of $11.13.
(5)These amounts represent cumulative cash dividends of $1.50 per share for RSUs granted in 2018, $1.00 per share for RSUs granted in 2019, and $0.50 per share for RSUs granted in 2020. The amounts do not reflect interest earned on the cumulative cash dividends.
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
The severance benefits upon a termination without cause or resignation for good reason occurring after a change in control, subject to execution of a release of claims would be:
(1)A cash lump sum payment equal to a minimum of 1.5 times the executive’s base salary, plus an additional two weeks of base salary for each year of service, up to a maximum payment of two times the executive’s base salary;
(2)Accident and health insurance benefits substantially similar to those that the executive was receiving immediately prior to termination until the earlier to occur of 18 months following termination or such time as the executive is covered by comparable programs of a subsequent employer, reduced to the extent of any comparable benefits received from another source; and
(3)An amount equal to 100% of the executive’s target award under the annual STIP for the calendar year in which the termination occurred.
In addition, in accordance with the terms of the LTIP, the NEOs (but not the CEO), will be entitled to the following accelerated vesting schedule in the event of a change in control, but only if the Compensation Committee determined that the Company was on track to meet the applicable performance goals under the LTIP:
(1)50% of the participant’s target award shall vest if a change in control occurs during the first year of the performance period;
(2)75% of the participant’s target award shall vest if a change in control occurs during the second year of the performance period; or
(3)100% of the participant’s target award shall vest if a change in control occurs during the third year of the performance period.
Additionally, one hundred percent (100%) of the participant's unvested time-based equity awards will be entitled to accelerated vesting in the event of a change in control. Payment will be made on the earlier of: (1) a change in control of the Company (as defined in the 2012 Equity Plan); or (2) on or after the third business day following the day that the Company filed its 2020 Annual Report with the SEC.
Assuming a termination without cause or resignation for good reason following a change in control occurred on December 31, 2020, and that our closing stock price at December 31, 2020, was $11.13, the targeted payments to the NEOs (excluding the CEO) are set forth in the following table:

NEO	Job Title	Salary ($)(1)	Accrued Vacation Pay ($)(2)	Health Benefits ($)(3)	2020 STIP ($)(4)	LTIP and Other Equity Awards ($)(5)	All Other Compensation ($)(6)	Total ($)
Michael W. Wallace	COO, CFO	646,154	72,898	38,541	400,000	747,346	65,749	1,970,688
Sharon Woods Keisling	Corp. Secretary and Treasurer	350,000	77,019	46,690	131,250	226,295	22,359	853,613
(1)These amounts assume the NEOs have been paid their pro rata base salaries from January 1, 2020, through December 31, 2020.
(2)These payments were based on accrued vacation hours at December 31, 2020 pursuant to the vacation policy for the NEOs.
(3)These amounts represent the cost of continuation of health benefits provided to the NEOs for 18 months.
(4)These amounts represent the 2020 STIP award at the target level.
(5)These amounts represent the portion of the RSUs under the LTIP that were eligible to vest based on our closing stock price on December 31, 2020, of $11.13. These amounts would be payable without regard to termination of employment, but with respect to performance-based RSUs, only if the Compensation Committee determined that the Company was on track to meet the applicable performance goals under the LTIP.
(6)These amounts represent cumulative cash dividends of $1.50 per share accrued for NEOs for RSUs granted in 2018, $1.00 per share for RSUs granted in 2019, and $0.50 per share for RSUs granted in 2020. The amounts do not reflect interest earned on the cumulative cash dividends.
We did not pay or accrue any amounts relating to termination and change in control payments for the NEOs for the year ended December 31, 2020.
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
SEVERANCE RECOVERY POLICY
We maintain a clawback provision regarding severance benefits. Under the clawback provision, executives (including NEOs) who violate non-competition, non-solicitation or confidentiality agreements forfeit all severance amounts paid or to be paid by the Company. Further, it is our policy to seek the reimbursement of severance benefits paid to executives (including NEOs) who violate non-competition, non-solicitation or confidentiality agreements, or otherwise breach the Separation Agreements and Release between themselves and the Company.
The Company’s Restricted Stock Agreement under the 2012 and 2020 Equity Plans includes a “Spendthrift Clause” to protect unvested restricted stock against any interest or transfer.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
DIRECTORS, OFFICERS AND CERTAIN OTHER BENEFICIAL OWNERS
The following table provides summary information regarding beneficial ownership of our common stock as of April 2, 2021, for:
•Each person or group who beneficially owns more than 5% of our common stock on a fully diluted basis including restricted stock granted;
•Each of the NEOs;
•Each of the directors; and
•All of the directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting and/or investment power. The information on beneficial ownership in the table is based upon the Company’s records and the most recent Form 3, Form 4, Schedule 13D or Schedule 13G filed by each such person or entity reporting ownership on or before April 2, 2021. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise noted, the address for each director and executive officer is c/o Spok Holdings, Inc., 5911 Kingstown Village Parkway, 6th Floor, Alexandria, Virginia 22315.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Vincent D. Kelly(1)	220,642	1.14%
Michael W. Wallace(2)	51,660	*
Bonnie K. Culp-Fingerhut(3)	40,386	*
Sharon Woods Keisling (2)	21,664	*
Royce Yudkoff(2)	59,461	*
Stacia A. Hylton(2)	27,081	*
Brian O’Reilly(2)	89,613	*
N. Blair Butterfield(11)	31,886	*
Matthew Oristano(2)	56,917	*
Brett Shockley(2)	9,052	*
Todd Stein(10)	1,098,409	5.67%
Dr. Bobbie Byrne(2)	9,062	*
Christine M. Cournoyer(2)	11,295	*
All directors and executive officers as a group (13 persons)(4)	1,727,128	8.91%
BlackRock Inc.(5)	2,907,690	15.00%
The Vanguard Group, Inc.(6)	1,274,869	6.58%
Dimensional Fund Advisers LP(7)	1,536,002	7.92%
Renaissance Technologies LLC (8)	1,550,993	8.00%
Braeside Investments, LLC(9)	1,080,127	5.57%
* Denotes less than 1%.
(1)The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 2, 2021. Vincent D. Kelly, Trustee of the Vincent DePaul Kelly Third Amended and Restated Revocable Trust has sole voting and sole dispositive power with respect to all shares reported herein.
(2)The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 2, 2021.
(3)The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on January 5, 2021.
(4)All directors and executive officers as a group consists of all members of the Board of Directors and all current executive officers.
(5)The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on January 26, 2021. BlackRock Inc. has sole voting power with respect to 2,888,152 shares and sole dispositive power with respect to all shares reported herein. BlackRock Inc.’s address is as follows: 55 East 52nd Street, New York, NY 10055.
(6)The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on February 10, 2021. The Vanguard Group, Inc. has shared voting power with respect to 12,483 shares, sole dispositive power with respect to 1,257,596 shares and shared dispositive power with respect to 12,273 shares. The Vanguard Group, Inc.’s address is as follows: 100 Vanguard Blvd., Malvern, PA 19355.
(7)The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on February 12, 2021. The Dimensional Fund Advisors LP, has sole voting power with respect to 1,473,551 shares and sole dispositive power with respect to all shares reported herein. The Dimensional Fund Advisors LP's address is as follows: Building One, 6300 Bee Cave Road, Austin, Texas, 78746.
(8)The information regarding this stockholder is derived from an amended Schedule 13G filed by the stockholder with the SEC on February 13, 2021. Renaissance Technologies LLC has sole voting power with respect to 1,379,609 shares, and sole dispositive power with respect to 1,550,993 shares. Renaissance Technologies LLC's address is as follows: 800 Third Avenue, New York, NY 10022.
(9)The information regarding this stockholder is derived from a Form 4 filed by Todd Stein with the SEC on April 2, 2021. Braeside Investments, LLC, Steven McIntyre and Todd Stein have shared voting and shared dispositive power with respect to all shares reported herein. Braeside Investments, LLC, Steven McIntyre and Todd Stein’s address is as follows: 5430 LBJ Freeway, Suite 1555 Dallas, TX 75240.
(10)The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 2, 2021, and includes the shares held by Braeside Investments, LLC as described in footnote 9 above.
(11)The information regarding this stockholder is derived from a Form 4 filed by the stockholder with the SEC on April 2, 2021. N. Blaire Butterfield, Trustee of the Butterfield Joint Revocable Trust has sole voting and sole dispositive power with respect to all shares reported herein.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2020, the number of securities outstanding under our currently authorized equity compensation plans, the weighted-average exercise price of such securities and the number of securities available for grant under these plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders:(1)
2012 Spok Holdings, Inc. Equity Incentive Plan(2)	605,606	—	—
2020 Spok Holdings, Inc. Equity Incentive Plan(2)	31,116	—	1,699,314
Equity compensation plan not approved by security holders:
None	—	—	—
Total	636,722	—	1,699,314
(1)The 2012 and 2020 Equity Plans provide that common stock authorized for issuance under the plans may be granted in the form of common stock, stock options, restricted stock, RSUs and DSUs. For the year ending December 31, 2020, 58,784 shares of restricted stock and 15,243 DSUs were granted to the non-executive members of the Board under the 2020 Equity Plan, and 529,144 RSUs were issued to eligible employees under the 2012 Equity Plan.
(2)The amount shown represents outstanding RSUs and DSUs. RSUs and DSUs do not have an associated exercise or strike price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
TRANSACTIONS WITH RELATED PARTIES
Mr. Samme L. Thompson, a former member of the Board who served from 2004 until our 2020 annual meeting of stockholders, also was a member of the Board of SpectraSite, Inc. from June 2004 to August 2005, and, since August 2005, he has been a member of the Board of ATC (which merged with SpectraSite, Inc.), a landlord of tower transmission sites used by the Company. Due to his relationships with SpectraSite, Inc. and ATC, Mr. Thompson recused himself from any decision by the Board on matters relating to ATC and SpectraSite, Inc.
We paid ATC $3.5 million for the year ended December 31, 2020, and $3.6 million for the years ended December 31, 2019 and 2018 for site rent expenses that were included in technology operations expenses.
Dr. Bobbie Byrne, who joined the Board in January 2020, also serves as Chief Information Officer at Advocate Aurora Health. Advocate Aurora Health is a current customer of the Company. For the year ended December 31, 2020, we recognized revenues of $0.7 million related to contracts with Advocate Aurora Health.
REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PARTIES
Related party transactions have the potential to create actual or perceived conflicts of interest between the Company and its directors and/or executive officers and members of their families. While we do not maintain a written policy with respect to the identification, review, approval or ratification of transactions with related persons, our Code of Business Conduct and Ethics prohibits conflicts of interest between an employee and the Company and requires an employee to report any such potential conflict to the VP, HR & Administration, who will review the matter with the Audit Committee. In addition, each director and officer is expected to identify to the Secretary, by means of an annual director and officer questionnaire, any person or entity with which the director or officer may have a relationship that is engaged or is about to be engaged in a transaction with the Company. The Board reviews with the Secretary and management any such transaction with the affected director excused from such review.

DIRECTOR INDEPENDENCE
The NASDAQ corporate governance rules require that a majority of the Board be independent. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. In assessing the independence of its members, the Board examined the commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships of each member. The Board’s inquiry extended to both direct and indirect relationships with our Company. Based upon both detailed written submissions by members of the Board and discussions regarding the facts and circumstances pertaining to each member, considered in the context of applicable NASDAQ corporate governance rules, the Board has determined that all of our current directors are independent, with the exception of Mr. Kelly, our CEO. In making these independence determinations, the Board also reviewed Dr. Byrne's relationship with Advocate Aurora Health.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table summarizes fees billed to us through April 30, 2021, by Grant Thornton LLP relating to services provided for the periods stated.

	For the Year Ended December 31,
Fees	2020	2019
Audit Fees(1)	$1,381,127	$1,411,980
Audit-Related Fees(2)	—	18,935
Tax Fees	—	—
All Other Fees	—	—
Total	$1,381,127	$1,430,915

(1)The audit fees (including out-of-pocket expenses) for the years ended December 31, 2020, and 2019, were for professional services rendered during the audits of our consolidated financial statements and our internal control over financial reporting, for reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q and for reviews of other filings made by us with the SEC.
(2)Audit-related fees primarily related to services associated with the implementation of new accounting standards.
PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

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
All audit fees in 2020 and 2019 were approved by the Audit Committee pursuant to our pre-approval policy.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The documents listed in (a)(1) and (a)(2) were included with the Form 10-K:

(a) 1. Financial Statements

2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 29

(b) Exhibits
The exhibits listed in the accompanying exhibit index are filed or furnished as part of this Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Second Amended and Restated Bylaws	8-K	001-32358	3.1	12/20/2016
3.3	Third Amended and Restated Bylaws of Spok Holdings, Inc.	8-K	001-32358	3.1	10/30/2020
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
4.2	Description of securities registered under Section 12 of the Securities Exchange Act of 1934					Filed
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8*†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9†	Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.10	3/1/2018
10.10†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2016 - 2018 performance period	10-K	001-32358	10.10	2/28/2019
10.11†	Exhibits to Spok Holdings, Inc., 2015 Long-Term Incentive Plan for the 2017 - 2019 performance period	10-K	001-32358	10.12	2/27/2020
10.12†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan
10.13†	Spok Holdings, Inc. 2018 Short-Term Incentive Plan	10-K	001-32358	10.15	2/28/2019
10.14†	Spok Holdings, Inc. 2019 Short-Term Incentive Plan	10-K	001-32358	10.16	2/28/2019
10.15†	Spok Holdings, Inc. 2020 Short-Term Incentive Plan	10-K	001-32358	10.16	2/27/2020
10.16†	Spok Holdings, Inc. 2021 Short-Term Incentive Plan	10-K	001-32358	10.16	2/18/2021
10.17*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.18†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.19†	Spok Holdings, Inc. 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	6/19/2020
10.20†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of June 18, 2020	8-K	001-32358	10.1	6/18/2020
10.21	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2020 Equity Incentive Award Plan	10-K	001-32358	10.21	2/18/2021
10.22	Cooperation Agreement, dated as of June 18, 2020 by and among Spok Holdings, Inc., White Hat Strategic Partners LP, White Hat SP GP LLC, White Hat Capital Partners LP, and White Hat Capital Partners GP LLC	8-K	001-32358	10.1	6/19/2020
10.23	Spok Holdings, Inc. Deferred Compensation Plan For Non-Employee Directors	10-K	001-32358	10.23	2/18/2021
21	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23	Consent of Grant Thornton LLP	10-K	001-32358	23	2/18/2021
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-32358	31.1	2/18/2021
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	001-32358	31.2	2/18/2021

31.3	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	10-K	001-32358	32.1	2/18/2021
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	10-K	001-32358	32.2	2/18/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					Furnished
101.SCH	Inline XBRL Taxonomy Extension Schema**					Furnished
101.CAL	Inline XBRL Taxonomy Extension Calculation**					Furnished
101.DEF	Inline XBRL Taxonomy Extension Definition**					Furnished
101.LAB	Inline XBRL Taxonomy Extension Labels**					Furnished
101.PRE	Inline XBRL Taxonomy Extension Presentation**					Furnished
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)					Furnished

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

SPOK HOLDINGS, INC.

Dated: April 30, 2021	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)