Form 10-Q
period 2021-06-30
Spok Holdings, Inc
filed 2021-07-29
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,467,300 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 23, 2021.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$38,127	$48,729
Short-term investments	29,998	29,995
Accounts receivable, net	27,483	29,934
Prepaid expenses	8,369	8,958
Other current assets	1,197	1,269
Total current assets	105,174	118,885
Non-current assets:
Property and equipment, net	7,861	7,815
Operating lease right-of-use assets	16,769	14,016
Capitalized software development, net	13,499	10,179
Goodwill	99,175	99,175
Intangible assets, net	—	417
Deferred income tax assets, net	25,969	25,826
Other non-current assets	792	978
Total non-current assets	164,065	158,406
Total assets	$269,239	$277,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,166	$6,685
Accrued compensation and benefits	12,621	14,103
Deferred revenue	25,598	27,686
Operating lease liabilities	5,825	5,264
Other current liabilities	4,305	3,702
Total current liabilities	52,515	57,440
Non-current liabilities:
Asset retirement obligations	7,465	7,289
Operating lease liabilities	12,211	9,456
Other non-current liabilities	2,044	2,493
Total non-current liabilities	21,720	19,238
Total liabilities	74,235	76,678
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	94,276	91,780
Accumulated other comprehensive loss	(1,435)	(1,452)
Retained earnings	102,161	110,283
Total stockholders’ equity	195,004	200,613
Total liabilities and stockholders' equity	$269,239	$277,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2021	2020	2021	2020

Revenue:
Wireless	$19,859	$21,078	$39,979	$42,465
Software	15,864	14,661	31,780	30,541
Total revenue	35,723	35,739	71,759	73,006
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,973	5,901	14,214	14,165
Research and development	4,278	2,754	8,784	8,203
Technology operations	7,087	7,212	14,339	15,115
Selling and marketing	4,980	3,831	9,880	10,192
General and administrative	11,557	10,810	22,707	22,061
Depreciation, amortization and accretion	2,457	2,072	5,184	4,218
Total operating expenses	37,332	32,580	75,108	73,954
Operating (loss) income	(1,609)	3,159	(3,349)	(948)
Interest income	61	146	122	509
Other income (expense)	29	101	2	(37)
(Loss) income before income taxes	(1,519)	3,406	(3,225)	(476)
Benefit from (provision for) income taxes	800	353	209	(304)
Net (loss) income	$(719)	$3,759	$(3,016)	$(780)
Basic and diluted net (loss) income per common share	$(0.04)	$0.20	$(0.16)	$(0.04)
Basic weighted average common shares outstanding	19,395,364	19,016,853	19,335,081	18,987,469
Diluted weighted average common shares outstanding	19,395,364	19,115,148	19,335,081	18,987,469
Cash dividends declared per common share	$0.125	$0.125	$0.250	$0.250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands)	2021	2020	2021	2020

Net (loss) income	$(719)	$3,759	$(3,016)	$(780)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	103	17	(117)
Other comprehensive income (loss)	3	103	17	(117)
Comprehensive (loss) income	$(716)	$3,862	$(2,999)	$(897)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2020	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(4,539)	(4,539)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Purchase of common stock for tax withholding	(79,981)	—	(903)	—	(903)
Amortization of stock-based compensation	—	—	1,182	—	1,182
Cash dividends declared	—	—	—	(2,488)	(2,488)
Issuance of restricted stock under the 2012 Equity Plan and other	1,918	—	—	19	19
Cumulative translation adjustment	—	—	(220)	—	(220)
Balance, March 31, 2020	18,993,551	$2	$85,332	$157,446	$242,780
Net income	—	—	—	3,759	3,759
Amortization of stock-based compensation	—	—	1,362	—	1,362
Cash dividends declared	—	—	—	(2,491)	(2,491)
Issuance of restricted stock under the 2012 Equity Plan and other	30,244	—	166	2	168
Cumulative translation adjustment	—	—	103	—	103
Balance, June 30, 2020	19,023,795	$2	$86,963	$158,716	$245,681

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2021	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(2,297)	(2,297)
Purchase of common stock for tax withholding	(132,281)	—	(1,444)	—	(1,444)
Amortization of stock-based compensation	—	—	2,239	—	2,239
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the 2020 Equity Plan and other	20,952	—	—	—	—
Issuance of common stock in lieu of cash compensation	50,741	—	—	—	—
Cumulative translation adjustment	—	—	14	—	14
Balance, March 31, 2021	19,323,604	$2	$91,137	$105,433	$196,572
Net loss	—	—	—	(719)	(719)
Purchase of common stock for tax withholding	(19,874)	—	(212)	—	(212)
Amortization of stock-based compensation	—	—	1,781	—	1,781
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the 2020 Equity Plan and other	39,010	—	132	—	132
Issuance of common stock in lieu of cash compensation	58,430	—	—	—	—
Cumulative translation adjustment	—	—	3	—	3
Balance, June 30, 2021	19,401,170	$2	$92,841	$102,161	$195,004

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2021	2020

Operating activities:
Net loss	$(3,016)	$(780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	5,184	4,218
Deferred income tax (benefit) expense	(291)	290
Stock-based compensation	4,020	2,544
Provisions for doubtful accounts, service credits and other	657	673
Changes in assets and liabilities:
Accounts receivable	1,775	(670)
Prepaid expenses and other assets	994	475
Net operating lease liabilities	563	(60)
Accounts payable, accrued liabilities and other	(3,538)	1,142
Deferred revenue	(2,482)	(1,373)
Net cash provided by operating activities	3,866	6,459
Investing activities:
Purchases of property and equipment	(2,198)	(1,895)
Capitalized software development	(5,618)	(5,300)
Purchase of short-term investments	(29,993)	(29,877)
Maturity of short-term investments	30,000	30,000
Net cash used in investing activities	(7,809)	(7,072)
Financing activities:
Cash distributions to stockholders	(5,152)	(5,008)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	132	166
Purchase of common stock for tax withholding on vested equity awards	(1,656)	(903)
Net cash used in financing activities	(6,676)	(5,745)
Effect of exchange rate on cash	17	(117)
Net decrease in cash and cash equivalents	(10,602)	(6,475)
Cash and cash equivalents, beginning of period	48,729	47,361
Cash and cash equivalents, end of period	$38,127	$40,886
Supplemental disclosure:
Income taxes (refunds received) paid	$(42)	$148

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
We offer a focused suite of unified clinical communication and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
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
We also develop, sell and support enterprise-wide systems for hospitals and other organizations needing to automate, centralize and standardize clinical communications. These solutions are used for contact centers, clinical alerting and notification, mobile communications and messaging and for public safety notifications. We offer a variety of solutions in both on-premise and Software as a Service ("SaaS") delivery models. The Spok Go® platform was made commercially available in early 2020. Spok Go features an integrated cloud-native platform that is built on a foundation of a single, best-in-class architecture with hosting and security handled through our partnership with Amazon Web Services®. These areas of market focus complement those of our wireless services outlined above. These products and services are commonly referred to as software solutions and services.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets, intangible assets subject to amortization and goodwill, accounts receivable allowances, revenue recognition, determining the standalone selling price of performance obligations, variable consideration, depreciation expense, asset retirement obligations, income taxes and capitalization of software costs. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Wireless products and services	$19,859	$21,078	$39,979	$42,465
License	818	749	2,325	1,704
Services	4,865	3,812	9,219	8,359
Equipment	482	601	1,098	1,327
Subscription	90	—	135	—
Maintenance	9,609	9,499	19,003	19,151
Total revenue	$35,723	$35,739	$71,759	$73,006
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2021, and 2020. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

United States	$34,799	$35,328	$69,973	$71,831
International	924	411	1,786	1,175
Total revenue	$35,723	$35,739	$71,759	$73,006
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the six months ended June 30, 2021, are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Revenue Recognized	June 30, 2021

Deferred Revenue	$29,796	$29,171	$(31,653)	$27,314
During the six months ended June 30, 2021, the Company recognized $17.5 million related to amounts deferred as of December 31, 2020.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the six months ended June 30, 2021 are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Commissions Recognized	June 30, 2021

Prepaid Commissions	$2,290	$2,143	$(2,349)	$2,084
Prepaid commissions are included within Prepaid expenses on the Condensed Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at June 30, 2021, was $45.6 million. We expect to recognize approximately $33.2 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
NOTE 6 - LEASES
We have operating lease arrangements for corporate offices, cellular towers, storage units and small building space. The building space is used to house infrastructure, such as transmitters, antennae and other various types of equipment for the Company’s wireless paging services. For leases with a term of 12 months or less, renewal terms are generally of an evergreen nature (either month-to-month or year-to-year). For leases with a term greater than 12 months, renewal terms are generally explicit and provide for one to five optional renewals consistent with the initial term. Many of our leases, with the exception of those for our corporate offices, include options to terminate the lease within one year. Variable lease payments, residual value guarantees or purchase options are not generally present in these leases.

Lease costs are included in technology operations and general and administrative expenses on the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Operating lease cost	$1,491	$1,392	$2,961	$2,774
Short-term lease cost	2,642	2,037	5,383	4,014
Short-term lease cost - related party(1)	—	899	—	1,789
Total lease cost	$4,133	$4,328	$8,344	$8,577
(1) A former member of our Board of Directors, who departed the Board during the third quarter of 2020, concurrently served as a director for an entity that leases transmission tower sites to the Company.

The following table presents supplemental cash flow information:

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,641	$2,711

The following table presents the weighted-average remaining lease term and discount rate:

(Dollars in thousands)	June 30, 2021

Weighted-average remaining lease term - operating leases (in years)	4.97
Weighted-average discount rate - operating leases	4.60%

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
Maturities of lease liabilities as of June 30, 2021, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2021 (remaining six months)	$3,150
2022	4,849
2023	3,695
2024	2,815
2025	2,090
Thereafter	3,595
Total future lease payments	20,194
Imputed interest	(2,158)
Total	$18,036
NOTE 7 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Depreciation
Leasehold improvements	$18	$14	$34	$30
Asset retirement costs	(22)	(160)	(44)	(321)
Paging and computer equipment	982	1,395	2,052	2,873
Furniture, fixtures and vehicles	62	81	120	151
Total depreciation	1,040	1,330	2,162	2,733
Amortization
Intangible assets	—	625	417	1,250
Capitalized software development costs	1,263	—	2,297	—
Total amortization	1,263	625	2,714	1,250
Accretion	154	117	308	235
Total depreciation, amortization and accretion expense	$2,457	$2,072	$5,184	$4,218
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.6 million and $1.7 million at June 30, 2021, and December 31, 2020, respectively. Accounts receivable, net includes $7.4 million and $7.0 million of unbilled receivables at June 30, 2021, and December 31, 2020, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2021	December 31, 2020

Leasehold improvements	shorter of useful life or lease term	$3,179	$3,628
Asset retirement costs	1-5	3,717	3,717
Paging and computer equipment	1-5	91,856	92,608
Furniture, fixtures and vehicles	3-5	3,518	3,517
Total property and equipment		102,270	103,470
Accumulated depreciation		(94,409)	(95,655)
Total property and equipment, net		$7,861	$7,815
Capitalized Software Development
Capitalized software development costs at June 30, 2021, primarily consisted of costs related to the development of Spok Go. These costs are generally amortized on a straight-line basis over the estimated useful life of the asset, typically three years.
The net consolidated balance of capitalized software development consisted of the following at June 30, 2021:

(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance

Capitalized software development	3	$16,869	$(3,370)	$13,499
For the three and six months ended June 30, 2021, capitalized software development costs were $2.7 million and $5.6 million, respectively. For the three and six months ended June 30, 2020, capitalized software development costs were $3.6 million and $5.3 million, respectively.
NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the three months ended June 30, 2021, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
Intangible Assets
Amortizable intangible assets at June 30, 2021, related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. These intangibles, with an original gross carrying amount of $25.0 million, were being amortized over a period of 10 years and became fully amortized during the quarter ended March 31, 2021.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2020	$335	$7,289	$7,624
Accretion	(63)	371	308
Amounts paid	(148)	—	(148)
Reclassifications	195	(195)	—
Balance at June 30, 2021	$319	$7,465	$7,784

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The short-term portion of the balance above is included within other current liabilities on the Condensed Consolidated Balance Sheet at June 30, 2021, and December 31, 2020.
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
At June 30, 2021, and December 31, 2020, we had no stock options outstanding.
At June 30, 2021, and December 31, 2020, there were 19,401,170 and 19,384,192 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
The following table details our cash dividends declared in 2021. Cash dividends paid as disclosed in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021, and 2020 include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited.

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 17, 2021	March 16, 2021	March 30, 2021	$0.125	$2,553
April 28, 2021	May 25, 2021	June 24, 2021	0.125	2,553
Total			$0.250	$5,106
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On July 28, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 17, 2021, and a payment date of September 10, 2021. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2021	2020	2021	2020

Numerator:
Net (loss) income	$(719)	$3,759	$(3,016)	$(780)

Denominator:
Basic weighted average common shares outstanding	19,395,364	19,016,853	19,335,081	18,987,469

Diluted weighted average common shares outstanding	19,395,364	19,115,148	19,335,081	18,987,469

Basic and diluted net (loss) income per common share	$(0.04)	$0.20	$(0.16)	$(0.04)
For the three and six months ended June 30, 2021, and 2020 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Restricted stock units	181,592	—	318,248	232,825
Stock-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that our stockholders subsequently approved on May 16, 2012. A total of 2,194,986 shares of common stock were reserved for issuance under this plan.
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan” and, together with the 2012 Equity Plan, the "Equity Plans") that our stockholders subsequently approved on July 28, 2020. As of that date, a total of 1,699,950 shares of common stock have been reserved for issuance under the 2020 Equity Plan, and no further grants will be made under the 2012 Equity Plan. However, the 2012 Equity Plan will continue to govern all outstanding awards thereunder.
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

Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of June 30, 2021, the aggregate amount of unvested RSUs and restricted stock outstanding under the 2012 Equity Plan was 510,211.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plans from January 1, 2021, through June 30, 2021:

Activity

Total equity securities available at January 1, 2021	1,699,314
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(520,359)
Issuance of common stock in lieu of cash compensation	(109,171)
Total equity securities available at June 30, 2021	1,069,784
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the six months ended June 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2021	636,722	$12.16
Granted	616,743	11.09
Vested	(17,097)	11.16
Forfeited	(96,384)	12.34
Unvested at June, 30 2021	1,139,984	$11.58
Of the 1,139,984 unvested RSUs, DSUs and restricted stock outstanding at June 30, 2021, 535,239 RSUs include contingent performance requirements for vesting purposes. At June 30, 2021, there was $7.1 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
For 2021, qualified employees are receiving a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards are made in advance on a quarterly basis and vest immediately. For the six months ended June 30, 2021, 109,171 shares of common stock were issued, with a weighted average grant date fair value of $11.35.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2021, and 2020, employees purchased 16,015 and 18,586 shares of the Company's common stock for a total cost of $0.1 million and $0.2 million, respectively.
The following table summarizes the activities under the ESPP from January 1, 2021, through June 30, 2021:

Activity

Total ESPP equity securities available at January 1, 2021	149,199
ESPP common stock purchased by eligible employees	(16,015)
Total ESPP securities available at June 30, 2021	133,184
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
The following table reflects the items for stock-based compensation expense on the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020

Performance-based RSUs	$182	$516	$755	$860
Time-based RSUs, DSUs and restricted stock	958	815	1,981	1,628
Equity in lieu of salary	618	—	1,240	—
ESPP	23	31	44	56
Total stock-based compensation	$1,781	$1,362	$4,020	$2,544

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
Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, changes in our stock price, foreign currency gains (losses), tax law developments (including changes in statutes, regulations, case law, and administrative practices), and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
For 2021, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21% primarily due to the effect of state income taxes, research and development credits and related valuation allowance, permanent differences between book and taxable income, and certain discrete items.
We had total net deferred income tax assets ("DTAs") of $26.0 million and $25.8 million at June 30, 2021, and December 31, 2020, respectively. We had a valuation allowance of $23.1 million and $22.1 million at June 30, 2021, and December 31, 2020, respectively.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2021, to the commitments and contingencies previously reported in the 2020 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended June 30, 2021, and 2020, we recognized revenues of $0.2 million related to contracts from the entity at which the individual is employed. For the six months ended June 30, 2021, and 2020, we recognized revenues of $0.4 million and $0.3 million, respectively related to the contracts from the entity at which the individual is employed.
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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
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
Spok, acting through its indirect wholly owned operating subsidiary, Spok, Inc., delivers smart, reliable clinical communication and collaboration solutions to help protect the health, well-being and safety of people primarily in the United States. Organizations rely on Spok for workflow improvement, secure messaging, paging services, contact center optimization and public safety response.
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
We have also experienced delays in our ability to deliver on-site implementation services, which impacted our services revenue throughout the remainder of 2020 and into the first half of 2021. While much of our implementation process can be performed remotely, the on-premise nature of certain of our solutions requires some level of on-site availability to complete and finalize customer software solutions. These impacts have primarily resulted in delays in timing of revenue recognition, as associated revenue corresponds to our backlog of performance obligations ready for delivery at some point in the future.
Many hospitals continue to maintain restrictive capacity and social distancing guidelines to ensure the safety of their personnel and patients. These restrictions can make it difficult for external personnel who are not critical to the immediate operating needs of a hospital, such as our implementation staff, to gain access. These factors can vary considerably depending on the size of an organization, geographical location and local regulations. Given that we anticipate some level of continued disruptions to our business, we believe our software revenues will continue to be impacted by the pandemic for the remainder of 2021, although at a pace that continues to improve on a quarterly basis.
Our ability to return to normal operating levels is largely driven by our customers and their ability to bring operations back to levels beyond just critical needs and emergency services. Many hospitals initially reduced the number of elective surgeries as a result of government restrictions, as well as patients delaying or canceling elective procedures during the pandemic. While these organizations began to see improved operating levels during the second half of 2020 as they better managed their admissions process and capacity constraints, and into the first half of 2021 as the number of virus cases declined, any significant spikes in U.S. virus cases could further delay progress towards returning to normal operational levels.
The length and severity of pandemic-related restrictions affecting our customer base remain uncertain, and we continue to monitor any COVID-19 variants of concern that may indicate risks of increased transmission and more severe disease. With continued distribution of effective vaccines, however, we are optimistic that a spike in virus cases will be mitigated and that our customers' operating levels will improve as pandemic-related restrictions continue to be lifted.
Although we are likely to see some lingering and continued effects from COVID-19 throughout the remainder of 2021, we are cautiously optimistic that normal operating levels could be achieved by the end of the year. Over the last several months of 2020 and into the first half of 2021, we began to see modest improvements in each of the aforementioned areas that have been impacted by the pandemic, and we remain cautiously optimistic that we will continue seeing sequential improvement in these areas over the next several quarters. We are also optimistic that any lingering effects from COVID-19 will have a lesser impact on our financial results in 2021 than they did in 2020.

As facts and circumstances continue to evolve over the coming months, we will continue to assess and communicate the anticipated impact on our business, and we will continue to diligently pursue countermeasures to prudently manage operating expenses and liquidity during this time, with a goal of neutralizing the impact of the pandemic on our cash flows. Each of these measures is described in further detail below and is subject to actual operating conditions experienced during the year.
•Reduced work schedules: We enacted a Company-wide plan that reduced work schedules, resulting in a temporary reduction in compensation expenses, during the second, third and fourth quarters of 2020 and continuing for the first half of 2021, whereby each of our employees, including our executive officers, was subject to one to two weeks of a reduced work schedule per quarter. For the six months ended June 30, 2021, these reduced work schedules resulted in realized savings of $1.8 million in compensation expense. While we originally enacted this plan for the full-year 2021, we subsequently concluded that continuing the plan for the second half of the year was unnecessary, given our positive results during the first half of the year, as well as management's confidence in mitigating short-term uncertainties with regard to the pandemic.
•Equity in Lieu of Cash Compensation: For 2021, qualified employees are receiving a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards, affecting approximately 450 of our employees, are made in advance on a quarterly basis and vest immediately. For the six months ended June 30, 2021, we achieved cash savings of $1.2 million, and we expect to achieve a total of between $2.3 million and $2.7 million in cash savings for the full year.
•Non-Employee Director Alternative DSU or Restricted Stock Plan: Since inception of this alternative payment plan, which began in the third quarter of 2020, all non-employee directors have voluntarily elected to receive either DSUs or restricted stock in lieu of the entire cash portion of their compensation. As a result, for the six months ended June 30, 2021, we achieved cash savings of $0.2 million, and we expect to achieve between $0.4 million and $0.6 million in cash savings for the full year. (Refer to Note 10, "Stockholder's Equity" in the Notes to Condensed Consolidated Financial Statements for further detail related to the alternative DSU or restricted stock plan).
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

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2021, and 2020:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Revenue:
Wireless	$19,859	$21,078	$(1,219)	(5.8)%	$39,979	$42,465	$(2,486)	(5.9)%
Software	15,864	14,661	1,203	8.2%	31,780	30,541	1,239	4.1%
Total revenue	35,723	35,739	(16)	—%	71,759	73,006	(1,247)	(1.7)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,973	5,901	1,072	18.2%	14,214	14,165	49	0.3%
Research and development	4,278	2,754	1,524	55.3%	8,784	8,203	581	7.1%
Technology operations	7,087	7,212	(125)	(1.7)%	14,339	15,115	(776)	(5.1)%
Selling and marketing	4,980	3,831	1,149	30.0%	9,880	10,192	(312)	(3.1)%
General and administrative	11,557	10,810	747	6.9%	22,707	22,061	646	2.9%
Depreciation, amortization and accretion	2,457	2,072	385	18.6%	5,184	4,218	966	22.9%
Total operating expenses	37,332	32,580	4,752	14.6%	75,108	73,954	1,154	1.6%
Operating (loss) income	(1,609)	3,159	(4,768)	(150.9)%	(3,349)	(948)	(2,401)	253.3%
Interest income	61	146	(85)	(58.2)%	122	509	(387)	(76.0)%
Other income (expense)	29	101	(72)	(71.3)%	2	(37)	39	(105.4)%
(Loss) income before income taxes	(1,519)	3,406	(4,925)	(144.6)%	(3,225)	(476)	(2,749)	577.5%
Benefit from (provision for) income taxes	800	353	447	126.6%	209	(304)	513	(168.8)%
Net (loss) income	$(719)	$3,759	$(4,478)	(119.1)%	$(3,016)	$(780)	$(2,236)	286.7%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	590	610	(20)	(3.3)%
Active transmitters	3,580	3,770	(190)	(5.0)%

Revenue
We offer a focused suite of unified clinical communications and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
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
Refer to Note 5, "Revenue, Deferred Revenue and Prepaid Commissions" in the Notes to Condensed Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details total revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Revenue - wireless:
Paging revenue	$19,135	$19,990	$(855)	(4.3)%	$38,488	$40,441	$(1,953)	(4.8)%
Product and other revenue	724	1,088	(364)	(33.5)%	1,491	2,024	(533)	(26.3)%
Total wireless revenue	19,859	21,078	(1,219)	(5.8)%	39,979	42,465	(2,486)	(5.9)%

Revenue - software:
License	818	749	69	9.2%	2,325	1,704	621	36.4%
Services	4,865	3,812	1,053	27.6%	9,219	8,359	860	10.3%
Equipment	482	601	(119)	(19.8)%	1,098	1,327	(229)	(17.3)%
Subscription	90	—	90	—%	135	—	135	—%
Operations revenue	6,255	5,162	1,093	21.2%	12,777	11,390	1,387	12.2%
Maintenance revenue	9,609	9,499	110	1.2%	19,003	19,151	(148)	(0.8)%
Total software revenue	15,864	14,661	1,203	8.2%	31,780	30,541	1,239	4.1%
Total revenue	$35,723	$35,739	$(16)	—%	$71,759	$73,006	$(1,247)	(1.7)%
Wireless Revenue
The decrease in wireless revenue for the three and six months ended June 30, 2021, compared to the same periods in 2020, reflects the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.

ARPU was $7.32 and $7.24 for the three months ended June 30, 2021, and 2020, respectively. Total units in service were 0.9 million as of both June 30, 2021, and 2020. The increase in ARPU was primarily due to the Telecommunications Relay Service Charge ("TRS") which we began to recover from customers in 2021, as well as general increases of Universal Service Fees ("USF"), offset by lower variable revenue and an expected decline in service revenue. USF and TRS fees are effectively pass-through items that have corresponding costs associated with them. Excluding these pass-through items, ARPU would have declined in-line with historical trends.
While demand for wireless services continues to decline, the rate of decline has continued to improve relative to historical trends. While we are optimistic that this trend will continue in future periods, we believe that demand will continue to decline for the foreseeable future in line with recent and historical trends. As our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services, our wireless revenue will continue to decline.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	For the Three Months Ended June 30,			Change Due To:
(in thousands)	2021	2020	Change	ARPU	Units

Paging revenue	$19,135	$19,990	$(855)	$208	$(1,063)

	For the Six Months Ended June 30,			Change Due To:
(in thousands)	2021	2020	Change	ARPU	Units

Paging revenue	$38,488	$40,441	$(1,953)	$201	$(2,154)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.

Software Revenue

Operations Revenue

For the three and six months ended June 30, 2021, as compared to the same period in 2020, license revenue increased as a result of an increase in bookings coinciding with modest improvements in sales as our customer base experienced improved operating levels. For the three months ended June 30, 2021, services revenue increased, primarily as a result of higher professional services, in-line with the increase in operational activity that we've seen over the last several quarters as customers continue to re-engage on-site implementations and projects. These results also were reflective of an improving economy and selling environment in 2021 on a year-over-year basis due to the weakness experienced in 2020 during the early months of the pandemic.
Maintenance Revenue
Compared to the same periods in 2020, maintenance revenue increased for the three months ended June 30, 2021, although revenue declined overall for the six months ended June 30, 2021, While our quarterly results were attributable to the the timing of certain renewals as compared to the same period in 2020, our six-month results were reflective of the continued historical decline in license bookings, from which maintenance revenues are derived. Current trends in revenue churn rates remain relatively stable and are in-line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue. Historically, this revenue churn had been offset by the growth in our license sales.
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

Operating Expenses
Our operating expenses are presented in functional categories. Certain of our functional categories are especially important to overall expense control and management. These operating expenses are categorized as follows:
•Cost of Revenue. These are expenses we incur for the delivery of products and services to our customers and consist primarily of hardware, third-party software, outside services expenses and payroll and related expenses for our professional services, logistics, customer support and maintenance staff.
•Research and Development. These expenses relate primarily to the development of new software products and the ongoing maintenance and enhancement of existing products. This classification consists primarily of employee payroll and related expenses, outside services related to the design, development, testing and enhancement of our solutions and to a lesser extent hardware equipment. Research and development expenses exclude any development costs which qualify for capitalization.
•Technology Operations. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance operations in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur for the foreseeable future as our networks continue to consolidate, although the benefits of such network rationalization efforts and resulting costs savings will continue to decline.
•Selling and Marketing. The sales and marketing staff are involved in selling our communication solutions primarily in the United States. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We maintain a centralized marketing function that is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Expenses consist largely of payroll and related expenses, commissions and other costs such as travel and advertising costs.
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

The following is a review of our operating expense categories for the three and six months ended June 30, 2021, and 2020. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$4,920	$4,350	$570	13.1%	$10,289	$10,135	$154	1.5%
Cost of sales	1,427	1,098	329	30.0%	2,678	3,038	(360)	(11.8)%
Stock-based compensation	285	134	151	112.7%	608	253	355	140.3%
Other	341	319	22	6.9%	639	739	(100)	(13.5)%
Total cost of revenue	$6,973	$5,901	$1,072	18.2%	$14,214	$14,165	$49	0.3%

FTE Employees	190	200	(10)	(5.0)%
For the three months ended June 30, 2021, cost of revenue increased compared to the same period in 2020, driven by increases in payroll and related expenses, and cost of sales. Payroll and related costs were lower in 2020 relative to historical trend and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee taxes last year which were not available in 2021. Refer to Note 11 - Income Taxes for additional information on our temporary use of the CARES Act provisions in the Notes to Condensed Consolidated Financial Statements. Additionally, we recognized less cost savings from reduced work schedules during the three months ended June 30, 2021 as compared to the same period in 2020. Cost of sales expenses grew primarily from greater use of third party professional services which we utilize to augment Company resources when short-term capacity constraints exist.
For the six months ended June 30, 2021, cost of revenue also increased compared to the same period in 2020, driven by an increase in stock-based compensation. This increase was the result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. This temporary cash savings measure is outlined in more detail within our earlier discussion on COVID-19.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$4,333	$4,115	$218	5.3%	$8,808	$8,876	$(68)	(0.8)%
Outside services	2,060	1,803	257	14.3%	4,337	3,387	950	28.0%
Capitalized software development	(2,698)	(3,596)	898	(25.0)%	(5,618)	(5,300)	(318)	6.0%
Stock-based compensation	305	243	62	25.5%	780	479	301	62.8%
Other	278	189	89	47.1%	477	761	(284)	(37.3)%
Total research and development	$4,278	$2,754	$1,524	55.3%	$8,784	$8,203	$581	7.1%

FTE Employees	109	122	(13)	(10.7)%
For the three months ended June 30, 2021, research and development expenses increased compared to the same period in 2020, driven by lower capitalized software development and higher outside services and payroll and related expenses.

Research and development expenses that qualify for capitalization are limited to certain of our Spok Go development activities which are a subset of our total research and development spend. For the three months ended June 30, 2021, we capitalized lower amounts for software development compared to the same period in 2020, reflecting lower headcount and outside services activity specific to Spok Go development as well as less development activities which qualified for capitalization. As the research and development of Spok Go matures, we anticipate costs which qualify for capitalization will decrease as a percentage of total research and development expenses.
Outside service costs increased due to the timing of professional services costs compared to the same period in 2020, attributable to our full suite of products (not limited to Spok Go). Payroll and related costs grew primarily due to our curtailment of reduced work schedules compared to the same period in 2020.
For the six months ended June 30, 2021, research and development increased compared to the same period in 2020, also driven by higher outside services expenses, as explained above in our quarterly discussion, and by higher stock-based compensation. This increase in stock-based compensation was the result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. This temporary cash savings measure is outlined in more detail within our earlier discussion on COVID-19.
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
Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$2,323	$2,213	$110	5.0%	$4,790	$4,925	$(135)	(2.7)%
Site rent	3,143	3,399	(256)	(7.5)%	6,339	6,797	(458)	(6.7)%
Telecommunications	825	961	(136)	(14.2)%	1,662	1,962	(300)	(15.3)%
Stock-based compensation	131	47	84	178.7%	267	90	177	196.7%
Other	665	592	73	12.3%	1,281	1,341	(60)	(4.5)%
Technology Operations	$7,087	$7,212	$(125)	(1.7)%	$14,339	$15,115	$(776)	(5.1)%

FTE Employees	87	88	(1)	(1.1)%
For the three months ended June 30, 2021, technology operations expenses decreased compared to the same period in 2020, driven by lower site rent. The number of active transmitters, which directly affects our site rent expenses, declined 5.0% from June 30, 2020, to June 30, 2021, a result of our network rationalization efforts. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
For the six months ended June 30, 2021, technology operations decreased compared to the same period in 2020, driven by lower site rent, as explained above in our quarterly discussion, and by lower telecommunications costs, which resulted from cost savings initiatives applicable to our wireless network.

Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$3,161	$2,538	$623	24.5%	$6,296	$6,121	$175	2.9%
Commissions	1,244	852	392	46.0%	2,349	2,064	285	13.8%
Stock-based compensation	254	194	60	30.9%	572	366	206	56.3%
Advertising and events	247	160	87	54.4%	408	945	(537)	(56.8)%
Other	74	87	(13)	(14.9)%	255	696	(441)	(63.4)%
Total selling and marketing	$4,980	$3,831	$1,149	30.0%	$9,880	$10,192	$(312)	(3.1)%

FTE Employees	102	99	3	3.0%
For the three months ended June 30, 2021, selling and marketing expenses increased compared to the same period in 2020, driven by increases in payroll and related expenses as well as commissions. Payroll and related costs increased as we recognized lower cost savings from reduced work schedules during the three months ended June 30, 2021 as compared to the same period in 2020. Additionally, payroll and related costs were lower in 2020 relative to historical trend and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee taxes last year which were not available in 2021. Refer to Note 11 - Income Taxes for additional information on our temporary use of the CARES Act provisions in the Notes to Condensed Consolidated Financial Statements. The increase in commissions was largely the result of an increase in sales of our software products as compared to the same period in 2020 during the early stages of the pandemic.
For the six months ended June 30, 2021, selling and marketing expenses decreased compared to the same period in 2020, driven by decreases in advertising and events and other expenses. These decreases were mostly offset by increases in commissions and payroll and related expenses, as explained above in our quarterly discussion, and stock-based compensation.
The decrease in advertising and events and other expenses reflects the weakness in our sales markets due to the lingering effects of COVID-19 during the first quarter of 2021 as compared to the pre-pandemic environment in the early months of 2020. Nationwide travel and participation in larger marketing events continues to remain low relative to historical levels and that is reflected in our lower costs for the six months ended June 30, 2021. The increase in stock-based compensation was the result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. This temporary cash savings measure is outlined in more detail within our earlier discussion on COVID-19.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$3,564	$3,355	$209	6.2%	$7,382	$7,489	$(107)	(1.4)%
Stock-based compensation	806	744	62	8.3%	1,793	1,356	437	32.2%
Facility rent, office and technology costs	2,484	2,276	208	9.1%	4,964	4,345	619	14.2%
Outside services	2,219	2,043	176	8.6%	4,044	4,079	(35)	(0.9)%
Taxes, licenses and permits	1,117	804	313	38.9%	2,198	1,663	535	32.2%
Bad debt	328	628	(300)	(47.8)%	434	671	(237)	(35.3)%
Other	1,039	960	79	8.2%	1,892	2,458	(566)	(23.0)%
Total general and administrative	$11,557	$10,810	$747	6.9%	$22,707	$22,061	$646	2.9%

FTE Employees	102	101	1	1.0%
For the three months ended June 30, 2021, general and administrative expenses increased compared to the same period in 2020, driven by increases in taxes, licenses and permits; payroll and related costs; and facility rent, office and technology costs. These increases were partially offset by a decrease in bad debt expenses.
The increases in taxes, licenses and permits was primarily due to general year over year increases by the Federal Communications Commission ("FCC") in the universal service contribution factor for USF as well as the inclusion of TRS fees which did not go into effect until the fourth quarter of 2020. Payroll and related costs increased as we recognized lower cost savings from reduced work schedules during the three months ended June 30, 2021 as compared to the same period in 2020. The increase in facility rent, office and technology costs was primarily due to additional rent for our new headquarters lease, effective March 2021, as well as an increase in back office software costs. Refer to Note 6 - Leases in the Notes to Condensed Consolidated Financial Statements for additional information on the new headquarters lease.
For the six months ended June 30, 2021, general and administrative expenses increased compared to the same period in 2020, driven by increases in taxes, licenses and permits as well as facility rent, office and technology costs, as explained in our quarterly discussion above, and by an increase in stock-based compensation. This increase in stock-based compensation was the result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. This temporary cash savings measure is outlined in more detail within our earlier discussion on COVID-19.
Depreciation, Amortization and Accretion
For the three months ended June 30, 2021, and 2020, depreciation, amortization and accretion expenses were $2.5 million and $2.1 million, respectively. For the six months ended June 30, 2021, and 2020, depreciation, amortization and accretion expenses were $5.2 million and $4.2 million, respectively. Expenses increased for both the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to increased amortization of software development costs, partially offset by lower depreciation for certain computer hardware and software assets becoming fully depreciated in 2020. The capitalization of software development costs began in the first quarter of 2020 and amortization of those costs began in the third quarter of 2020. For additional details regarding depreciation, amortization and accretion expenses refer to Note 7 - Consolidated Financial Statement Components in the Notes to Condensed Consolidated Financial Statements.

Income Taxes
Benefit from income taxes was $0.8 million and $0.4 million for the three months ended June 30, 2021, and 2020, respectively. Benefit from (provision for) income taxes was $0.2 million and $(0.3) million for the six months ended June 30, 2021, and 2020, respectively. Benefit from (provision for) income taxes changed for the three and six months ended June 30, 2021, compared to the same periods in 2020 due to the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At June 30, 2021, we held cash, cash equivalents and short-term investments of $68.1 million. The available cash and cash equivalents consist of invested cash and in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities which are classified as held-to-maturity and are measured at amortized cost on our Condensed Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short- and long-term. At any point in time, we typically maintain approximately $5.0 million to $10.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2021, should be adequate to meet our anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020

Net cash provided by operating activities	$3,866	$6,459	$(2,593)
Net cash used in investing activities	(7,809)	(7,072)	(737)
Net cash used in financing activities	(6,676)	(5,745)	(931)

Operating Activities
For the six months ended June 30, 2021, cash provided by operating activities was $3.9 million due primarily to non-cash items such as depreciation, amortization and accretion of $5.2 million, stock-based compensation of $4.0 million, changes in accounts receivable of $1.8 million, change in prepaid expenses and other assets of $1.0 million, changes in lease liability of $0.6 million and other non-cash items of $0.4 million. This was partially offset by a net loss of $3.0 million, a change in accounts payable, accrued liabilities and other of $3.5 million and deferred revenue of $2.5 million.
For the six months ended June 30, 2020, cash provided by operating activities was $6.5 million due primarily to non-cash items such as depreciation, amortization and accretion of $4.2 million, stock-based compensation of $2.5 million, deferred income tax expense of $0.3 million, and other non-cash items of $1.0 million, partially offset by net loss of $0.8 million and changes in account receivable of $0.6 million. Cash provided by operating activities also increased resulting from the change in prepaid expenses and other assets of $0.5 million, and accounts payable, accrued liabilities and other of $1.1 million partially offset by change in deferred revenue of $1.4 million.
Investing Activities
For the six months ended June 30, 2021, and 2020, cash used in investing activities was $7.8 million and $7.1 million, respectively, due primarily to the capitalization of software development costs, purchases of property and equipment, and purchase and maturity of short-term investments.
Financing Activities
For the six months ended June 30, 2021, and 2020, cash used in financing activities was $6.7 million and $5.7 million, respectively, due primarily to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
We currently expect to pay dividends of $0.125 per common share each quarter for the remainder of 2021, subject to declaration by the Board of Directors. On July 28, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of August 17, 2021, and a payment date of September 10, 2021. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Commitments and Contingencies

See Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further discussion on our commitments and contingencies.

Operating Leases

We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations and intend to replace, reduce or consolidate leases where possible. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Total rent expense under operating leases was $4.1 million and $4.3 million for the three months ended June 30, 2021, and 2020, respectively, and $8.3 million and $8.6 million for the six months ended June 30, 2021, and 2020, respectively.

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
Related Party Transactions
See Note 13, "Related Parties" in the Notes to Condensed Consolidated Financial Statements for a discussion regarding our related party transactions.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2021, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2020 Annual Report have not materially changed during the six months ended June 30, 2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2021.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated June 30, 2021					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, dated June 30, 2021					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated June 30, 2021					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated June 30, 2021					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included Exhibit 101)					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: July 29, 2021	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)