Form 10-Q
period 2021-09-30
Spok Holdings, Inc
filed 2021-11-04
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,481,429 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of October 29, 2021.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$37,461	$48,729
Short-term investments	29,998	29,995
Accounts receivable, net	26,979	29,934
Prepaid expenses	9,169	8,958
Other current assets	896	1,269
Total current assets	104,503	118,885
Non-current assets:
Property and equipment, net	7,834	7,815
Operating lease right-of-use assets	16,113	14,016
Capitalized software development, net	14,638	10,179
Goodwill	99,175	99,175
Intangible assets, net	—	417
Deferred income tax assets, net	26,739	25,826
Other non-current assets	750	978
Total non-current assets	165,249	158,406
Total assets	$269,752	$277,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,521	$6,685
Accrued compensation and benefits	15,190	14,103
Deferred revenue	26,767	27,686
Operating lease liabilities	5,643	5,264
Other current liabilities	5,239	3,702
Total current liabilities	57,360	57,440
Non-current liabilities:
Asset retirement obligations	7,450	7,289
Operating lease liabilities	11,951	9,456
Other non-current liabilities	1,377	2,493
Total non-current liabilities	20,778	19,238
Total liabilities	78,138	76,678
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	96,088	91,780
Accumulated other comprehensive loss	(1,598)	(1,452)
Retained earnings	97,122	110,283
Total stockholders’ equity	191,614	200,613
Total liabilities and stockholders' equity	$269,752	$277,291

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2021	2020	2021	2020

Revenue:
Wireless	$19,644	$20,828	$59,623	$63,293
Software	16,207	16,865	47,987	47,406
Total revenue	35,851	37,693	107,610	110,699
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,520	6,544	21,734	20,709
Research and development	4,178	3,459	12,962	11,662
Technology operations	7,439	7,357	21,778	22,472
Selling and marketing	5,165	4,272	15,045	14,463
General and administrative	12,538	10,994	35,245	33,056
Depreciation, amortization and accretion	2,568	2,335	7,752	6,553
Total operating expenses	39,408	34,961	114,516	108,915
Operating (loss) income	(3,557)	2,732	(6,906)	1,784
Interest income	141	127	263	636
Other income	10	151	13	113
(Loss) income before income taxes	(3,406)	3,010	(6,630)	2,533
Benefit from (provision for) income taxes	912	155	1,120	(149)
Net (loss) income	$(2,494)	$3,165	$(5,510)	$2,384
Basic net (loss) income per common share	$(0.13)	$0.17	$(0.28)	$0.13
Diluted net (loss) income per common share	$(0.13)	$0.16	$(0.28)	$0.12
Basic weighted average common shares outstanding	19,464,893	19,051,502	19,378,543	19,008,969
Diluted weighted average common shares outstanding	19,464,893	19,208,452	19,378,543	19,273,243
Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands)	2021	2020	2021	2020

Net (loss) income	$(2,494)	$3,165	$(5,510)	$2,384
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(163)	62	(146)	(55)
Other comprehensive (loss) income	(163)	62	(146)	(55)
Comprehensive (loss) income	$(2,657)	$3,227	$(5,656)	$2,329

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2020	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(4,539)	(4,539)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Purchase of common stock for tax withholding	(79,981)	—	(903)	—	(903)
Amortization of stock-based compensation	—	—	1,182	—	1,182
Cash dividends declared	—	—	—	(2,488)	(2,488)
Issuance of restricted stock under the 2012 Equity Plan and other	1,918	—	—	19	19
Cumulative translation adjustment	—	—	(220)	—	(220)
Balance, March 31, 2020	18,993,551	$2	$85,332	$157,446	$242,780
Net income	—	—	—	3,759	3,759
Amortization of stock-based compensation	—	—	1,362	—	1,362
Cash dividends declared	—	—	—	(2,491)	(2,491)
Issuance of restricted stock under the 2012 Equity Plan and other	30,244	—	166	2	168
Cumulative translation adjustment	—	—	103	—	103
Balance, June 30, 2020	19,023,795	$2	$86,963	$158,716	$245,681
Net income	—	—	—	3,165	3,165
Amortization of stock-based compensation	—	—	1,616	—	1,616
Cash dividends declared	—	—	—	(2,494)	(2,494)
Issuance of restricted stock under the Equity Plans and other	28,216	—	—	(8)	(8)
Cumulative translation adjustment	—	—	62	—	62
Balance, September 30, 2020	19,052,011	$2	$88,641	$159,379	$248,022

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2021	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(2,297)	(2,297)
Purchase of common stock for tax withholding	(132,281)	—	(1,444)	—	(1,444)
Amortization of stock-based compensation	—	—	2,239	—	2,239
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the 2020 Equity Plan and other	20,952	—	—	—	—
Issuance of common stock in lieu of cash compensation	50,741	—	—	—	—
Cumulative translation adjustment	—	—	14	—	14
Balance, March 31, 2021	19,323,604	$2	$91,137	$105,433	$196,572
Net loss	—	—	—	(719)	(719)
Purchase of common stock for tax withholding	(19,874)	—	(212)	—	(212)
Amortization of stock-based compensation	—	—	1,781	—	1,781
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the 2020 Equity Plan and other	39,010	—	132	—	132
Issuance of common stock in lieu of cash compensation	58,430	—	—	—	—
Cumulative translation adjustment	—	—	3	—	3
Balance, June 30, 2021	19,401,170	$2	$92,841	$102,161	$195,004
Net loss	—	—	—	(2,494)	(2,494)
Purchase of common stock for tax withholding	(20,439)	—	(204)	—	(204)
Amortization of stock-based compensation	—	—	2,016	—	2,016
Cash dividends declared	—	—	—	(2,545)	(2,545)
Issuance of restricted stock under the 2020 Equity Plan and other	26,772	—	—	—	—
Issuance of common stock in lieu of cash compensation	60,773	—	—	—	—
Cumulative translation adjustment	—	—	(163)	—	(163)
Balance, September 30, 2021	19,468,276	$2	$94,490	$97,122	$191,614

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2021	2020

Operating activities:
Net loss	$(5,510)	$2,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,752	6,553
Deferred income tax (benefit) expense	(907)	15
Stock-based compensation	6,036	4,160
Provisions for doubtful accounts, service credits and other	765	914
Changes in assets and liabilities:
Accounts receivable	2,165	(1,019)
Prepaid expenses and other assets	202	1,726
Net operating lease liabilities	778	(50)
Accounts payable, accrued liabilities and other	300	3,591
Deferred revenue	(2,053)	2,680
Net cash provided by operating activities	9,528	20,954
Investing activities:
Purchases of property and equipment	(3,103)	(2,824)
Capitalized software development	(8,239)	(8,206)
Purchase of short-term investments	(44,990)	(44,870)
Maturity of short-term investments	45,000	45,000
Net cash used in investing activities	(11,332)	(10,900)
Financing activities:
Cash distributions to stockholders	(7,590)	(7,388)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	132	166
Purchase of common stock for tax withholding on vested equity awards	(1,860)	(903)
Net cash used in financing activities	(9,318)	(8,125)
Effect of exchange rate on cash and cash equivalents	(146)	(55)
Net (decrease) increase in cash and cash equivalents	(11,268)	1,874
Cash and cash equivalents, beginning of period	48,729	47,361
Cash and cash equivalents, end of period	$37,461	$49,235
Supplemental disclosure:
Income taxes (refunds received) paid	$(165)	$148

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
Amounts shown in the Condensed Consolidated Statements of Operations within the operating expense categories of Cost of revenue; Research and development; Technology operations; Selling and marketing; and General and administrative are recorded exclusive of depreciation, amortization and accretion.
Certain immaterial prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the Condensed Consolidated Balance Sheets.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Wireless products and services	$19,644	$20,828	$59,623	$63,293
License	1,674	1,988	3,999	3,692
Services	4,159	4,772	13,378	13,132
Equipment	596	554	1,694	1,880
Subscription	133	24	268	24
Maintenance	9,645	9,527	28,648	28,678
Total revenue	$35,851	$37,693	$107,610	$110,699
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2021, and 2020. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

United States	$34,758	$36,819	$104,730	$108,650
International	1,093	874	2,880	2,049
Total revenue	$35,851	$37,693	$107,610	$110,699
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the nine months ended September 30, 2021, are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Revenue Recognized	September 30, 2021

Deferred Revenue	$29,796	$45,296	$(47,349)	$27,743
During the nine months ended September 30, 2021, the Company recognized $20.9 million related to amounts deferred as of December 31, 2020.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the nine months ended September 30, 2021 are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Commissions Recognized	September 30, 2021

Prepaid Commissions	$2,290	$2,863	$(3,273)	$1,880
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at September 30, 2021, was $45.6 million. We expect to recognize approximately $33.1 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Operating lease cost	$1,651	$1,423	$4,612	$4,197
Short-term lease cost	2,563	2,108	7,946	6,122
Short-term lease cost - related party(1)	—	892	—	2,681
Total lease cost	$4,214	$4,423	$12,558	$13,000
(1) A former member of our Board of Directors, who departed the Board during the third quarter of 2020, concurrently served as a director for an entity that leases transmission tower sites to the Company.

The following table presents supplemental cash flow information:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$4,125	$4,127

The following table presents the weighted average remaining lease term and discount rate:

(Dollars in thousands)	September 30, 2021

Weighted-average remaining lease term - operating leases (in years)	4.82
Weighted-average discount rate - operating leases	4.53%

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2021, we relocated our corporate headquarters to office space located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that will expire on September 30, 2026. At that time, we recorded a $4.4 million right-of-use asset and corresponding operating lease liability for this lease. Over the life of this lease, cash payments are expected to total approximately $4.9 million.
Maturities of lease liabilities as of September 30, 2021, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2021 (remaining three months)	$1,637
2022	5,138
2023	3,954
2024	3,007
2025	2,197
Thereafter	3,685
Total future lease payments	19,618
Imputed interest	(2,024)
Total	$17,594
NOTE 7 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Depreciation
Leasehold improvements	$18	$13	$52	$43
Asset retirement costs	(22)	(161)	(66)	(482)
Paging and computer equipment	871	1,237	2,923	4,110
Furniture, fixtures and vehicles	65	81	185	232
Total depreciation	932	1,170	3,094	3,903
Amortization
Intangible assets	—	625	417	1,875
Capitalized software development costs	1,482	422	3,779	422
Total amortization	1,482	1,047	4,196	2,297
Accretion	154	118	462	353
Total depreciation, amortization and accretion expense	$2,568	$2,335	$7,752	$6,553
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.4 million and $1.7 million at September 30, 2021, and December 31, 2020, respectively. Accounts receivable, net includes $8.1 million and $7.0 million of unbilled receivables at September 30, 2021, and December 31, 2020, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2021	December 31, 2020

Leasehold improvements	shorter of useful life or lease term	$3,179	$3,628
Asset retirement costs	1-5	3,717	3,717
Paging and computer equipment	1-5	90,684	92,608
Furniture, fixtures and vehicles	3-5	3,556	3,517
Total property and equipment		101,136	103,470
Accumulated depreciation		(93,302)	(95,655)
Total property and equipment, net		$7,834	$7,815
Capitalized Software Development
Capitalized software development costs at September 30, 2021, primarily consisted of costs related to the development of Spok Go and additions to its existing functionality. These costs are generally amortized on a straight-line basis over the estimated useful life of the asset, typically three years.
The net consolidated balance of capitalized software development consisted of the following at September 30, 2021:

(Dollars in thousands)	Useful Life (In Years)	Gross Carrying Amount	Accumulated Amortization	Net Balance

Capitalized software development	3	$19,491	$(4,853)	$14,638
For the three and nine months ended September 30, 2021, capitalized software development costs were $2.6 million and $8.2 million, respectively. For the three and nine months ended September 30, 2020, capitalized software development costs were $2.9 million and $8.2 million, respectively.
NOTE 8 - GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
During the three months ended September 30, 2021, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
Intangible Assets
As described in more detail in the 2020 Annual Report, amortizable intangible assets related primarily to customer relationships that resulted from our acquisition of Amcom Software, Inc. in 2011. These intangible assets, with an original gross carrying amount of $25.0 million, were being amortized over a period of 10 years and became fully amortized during the quarter ended March 31, 2021.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2020	$335	$7,289	$7,624
Accretion	(94)	556	462
Amounts paid	(184)	—	(184)
Reclassifications	395	(395)	—
Balance at September 30, 2021	$452	$7,450	$7,902
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2021, and December 31, 2020.
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
At September 30, 2021, and December 31, 2020, we had no stock options outstanding.
At September 30, 2021, and December 31, 2020, there were 19,468,276 and 19,384,192 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Rights Plan
On September 2, 2021, the Company entered into a Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent (as amended from time to time, the “Rights Agreement”), that was approved by our Board of Directors. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of our common stock outstanding at the close of business on September 17, 2021. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until August 31, 2022 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-tenth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share (the “Series A Preferred”), of the Company at a price of $50.95 per one one-tenth of a share of Series A Preferred.
The Rights become exercisable upon the earlier to occur of (i) the close of business on the tenth business day following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of our common stock (an “Acquiring Person”) or (ii) the close of business on the tenth business day (or such later date as may be determined by action of our Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, and 2020, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared in 2021:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 17, 2021	March 16, 2021	March 30, 2021	$0.125	$2,553
April 28, 2021	May 25, 2021	June 24, 2021	0.125	2,553
July 28, 2021	August 17, 2021	September 10, 2021	0.125	2,545
Total			$0.375	$7,651
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On November 3, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 16, 2021, and a payment date of December 10, 2021. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income (loss) per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares, including outstanding restricted stock and RSUs, which are treated as contingently issuable shares, using the “treasury stock” method.
The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2021	2020	2021	2020

Numerator:
Net (loss) income	$(2,494)	$3,165	$(5,510)	$2,384

Denominator:
Basic weighted average common shares outstanding	19,464,893	19,051,502	19,378,543	19,008,969

Diluted weighted average common shares outstanding	19,464,893	19,208,452	19,378,543	19,273,243

Basic net (loss) income per common share	$(0.13)	$0.17	$(0.28)	$0.13

Diluted net (loss) income per common share	$(0.13)	$0.16	$(0.28)	$0.12
For the three and nine months ended September 30, 2021, and 2020 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Restricted stock units	197,900	—	341,443	—

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
Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of September 30, 2021, the aggregate amount of unvested RSUs and restricted stock outstanding under the 2012 Equity Plan was 496,211.
The following table summarizes the activities under the Equity Plans from January 1, 2021, through September 30, 2021:

Activity

Total equity securities available at January 1, 2021	1,699,314
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(508,889)
Issuance of common stock in lieu of cash compensation	(169,944)
Total equity securities available at September 30, 2021	1,020,481
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the nine months ended September 30, 2021:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2021	636,722	$12.16
Granted	644,339	11.02
Vested	(41,760)	10.09
Forfeited	(135,450)	12.14
Unvested at September, 30 2021	1,103,851	$11.58
Of the 1,103,851 unvested RSUs, DSUs and restricted stock outstanding at September 30, 2021, 519,832 RSUs include contingent performance requirements for vesting purposes. At September 30, 2021, there was $5.5 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the first three quarters of 2021, qualified employees received a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards were made in advance on a quarterly basis and vested immediately. For the nine months ended September 30, 2021, 169,944 shares of common stock were issued, with a weighted average grant date fair value of $10.87.
Employee Stock Purchase Plan
In 2016, our Board of Directors adopted the Spok Holdings, Inc. Employee Stock Purchase Plan (the "ESPP") that our stockholders subsequently approved on July 25, 2016. A total of 250,000 shares of common stock were reserved for issuance under this plan.
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
For the nine months ended September 30, 2021, and 2020, employees purchased 16,015 and 18,586 shares, respectively, of the Company's common stock for a total cost of $0.1 million and $0.2 million, respectively.
The following table summarizes the activities under the ESPP from January 1, 2021, through September 30, 2021:

Activity

Total ESPP equity securities available at January 1, 2021	149,199
ESPP common stock purchased by eligible employees	(16,015)
Total ESPP securities available at September 30, 2021	133,184
Amounts withheld from participants will be classified as Accrued compensation and benefits in the Condensed Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the Condensed Consolidated Financial Statements.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Performance-based RSUs	$447	$664	$1,202	$1,524
Time-based RSUs, DSUs and restricted stock	939	929	2,920	2,556
Equity in lieu of salary	607	—	1,847	—
ESPP	23	23	67	80
Total stock-based compensation	$2,016	$1,616	$6,036	$4,160
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
•Employee Retention Credits - Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit applies to the first $10,000 in qualified wages paid to each employee commencing on March 13, 2020. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shut-down order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. This resulted in a total claim of approximately $1.3 million in employee retention credits under this provision as of December 31, 2020. We do not anticipate additional material employee retention credits in 2021.
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
We had total net deferred income tax assets ("DTAs") of $26.7 million and $25.8 million at September 30, 2021, and December 31, 2020, respectively. We had a valuation allowance of $23.1 million and $22.1 million at September 30, 2021, and December 31, 2020, respectively.

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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2021, to the commitments and contingencies previously reported in the 2020 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended September 30, 2021, and 2020, we recognized revenues of $0.2 million related to contracts from the entity at which the individual is employed. For the nine months ended September 30, 2021, and 2020, we recognized revenues of $0.6 million and $0.5 million, respectively, related to the contracts from the entity at which the individual is employed.
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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section and "Risk Factors" below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the risk factors disclosed below in "Risk Factors" and in the Company’s 2020 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.

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
Spok, acting through its indirect wholly owned operating subsidiary, Spok, Inc., delivers smart, reliable clinical communication and collaboration solutions to organizations, primarily in the U.S. healthcare industry, to help protect the health, well-being and safety of individuals. Organizations rely on Spok for workflow improvement, secure messaging, paging services, contact center optimization and public safety response.
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report and Item 1. "Business" of Part I of the 2020 Annual Report, which describe our business in further detail.
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
We have also experienced delays in our ability to deliver on-site implementation services, which have continued to impact our services revenue since the onset of the pandemic. While much of our implementation process can be performed remotely, the on-premise nature of certain of our solutions requires some level of on-site availability to complete the implementation of customer software solutions. These impacts have primarily resulted in delays in the timing of revenue recognition, as associated revenue corresponds to our backlog of performance obligations ready for delivery at some point in the future.
While many hospitals have relaxed their initial capacity and social distancing guidelines, some of our customers have continued such restrictions to ensure the safety of their personnel and patients. These restrictions can make it difficult for external personnel who are not critical to the immediate operating needs of a hospital, such as our implementation staff, to gain access. These factors can vary considerably depending on the size of an organization, geographical location and local regulations. Given that we anticipate some level of continued disruptions to our business, we believe our software revenues will continue to be impacted by the pandemic for the remainder of 2021, although we are optimistic that such disruptions will subside over time and our software revenues will improve.
Our ability to return to normal operating levels is largely driven by our customers and their ability to resume operations beyond providing just critical needs and emergency services. Many hospitals initially reduced the number of elective surgeries as a result of government restrictions, as well as patients delaying or canceling elective procedures during the pandemic. While many organizations began to see improved operating levels during the second half of 2020 and into 2021 as the number of overall U.S. virus cases declined, some of our customers in certain geographic areas have continued to experience periodic capacity constraints due to the emergence of new COVID-19 variants. Furthermore, any significant spikes in U.S. virus cases could further delay progress towards returning to normal operational levels.
The length and severity of pandemic-related restrictions affecting our customer base remain uncertain, and we continue to monitor new COVID-19 variants of concern that may indicate risks of increased transmission and more severe disease. With continued distribution of effective vaccines, however, we are optimistic that spikes in virus cases will be mitigated and that our customers' operating levels will improve as pandemic-related restrictions continue to be lifted.
Although we are likely to see some lingering and continued effects from COVID-19 throughout the remainder of 2021, we anticipate a return to normal operating levels by the end of the year. Since the fourth quarter of 2020, we have seen modest improvements in each of the aforementioned areas impacted by the pandemic, and we remain cautiously optimistic that we will continue seeing sequential improvement in these areas over the next several quarters. We are also optimistic that any lingering effects from COVID-19 will have a lesser impact on our financial results in 2021 than they did in 2020.

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
•Reduced work schedules: We enacted a Company-wide plan that reduced work schedules, resulting in a temporary reduction in compensation expenses during the second, third and fourth quarters of 2020 and continuing for the first half of 2021, whereby each of our employees, including our executive officers, was subject to one to two weeks of a reduced work schedule per quarter. For 2020 and 2021, these reduced work schedules resulted in realized savings of $5.6 million and $1.8 million in compensation expense, respectively. While we originally enacted this plan for the full-year 2021, we subsequently concluded that continuing the plan for the second half of the year was unnecessary given our positive results during the first half of the year, as well as management's confidence in mitigating short-term uncertainties with regard to the pandemic.
•Equity in Lieu of Cash Compensation: We also enacted a plan for the first three quarters of 2021 whereby qualified employees received a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards, which affected approximately 450 of our employees, were made in advance on a quarterly basis and vested immediately. While we originally enacted this plan for the full-year 2021, we subsequently concluded that continuing the plan for the fourth quarter of the year was unnecessary, for the same reasons as explained above. For the nine months ended September 30, 2021, we achieved cash savings of $1.9 million.
•Non-Employee Director Alternative DSU or Restricted Stock Plan: Since inception of this alternative payment plan, which began in the third quarter of 2020, all non-employee directors have voluntarily elected to receive either DSUs or restricted stock in lieu of the entire cash portion of their compensation. As a result, for the nine months ended September 30, 2021, we achieved cash savings of $0.3 million. We do not anticipate any further savings from this plan. (Refer to Note 10, "Stockholder's Equity" in the Notes to Condensed Consolidated Financial Statements for further detail related to the alternative DSU or restricted stock plan).
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

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2021, and 2020:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Revenue:
Wireless	$19,644	$20,828	$(1,184)	(5.7)%	$59,623	$63,293	$(3,670)	(5.8)%
Software	16,207	16,865	(658)	(3.9)%	47,987	47,406	581	1.2%
Total revenue	35,851	37,693	(1,842)	(4.9)%	107,610	110,699	(3,089)	(2.8)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,520	6,544	976	14.9%	21,734	20,709	1,025	4.9%
Research and development	4,178	3,459	719	20.8%	12,962	11,662	1,300	11.1%
Technology operations	7,439	7,357	82	1.1%	21,778	22,472	(694)	(3.1)%
Selling and marketing	5,165	4,272	893	20.9%	15,045	14,463	582	4.0%
General and administrative	12,538	10,994	1,544	14.0%	35,245	33,056	2,189	6.6%
Depreciation, amortization and accretion	2,568	2,335	233	10.0%	7,752	6,553	1,199	18.3%
Total operating expenses	39,408	34,961	4,447	12.7%	114,516	108,915	5,601	5.1%
Operating (loss) income	(3,557)	2,732	(6,289)	(230.2)%	(6,906)	1,784	(8,690)	(487.1)%
Interest income	141	127	14	11.0%	263	636	(373)	(58.6)%
Other income	10	151	(141)	(93.4)%	13	113	(100)	(88.5)%
(Loss) income before income taxes	(3,406)	3,010	(6,416)	(213.2)%	(6,630)	2,533	(9,163)	(361.7)%
Benefit from (provision for) income taxes	912	155	757	488.4%	1,120	(149)	1,269	(851.7)%
Net (loss) income	$(2,494)	$3,165	$(5,659)	(178.8)%	$(5,510)	$2,384	$(7,894)	(331.1)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	581	613	(32)	(5.2)%
Active transmitters	3,497	3,716	(219)	(5.9)%

Revenue
We offer a focused suite of unified clinical communications and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to clinical communications and collaboration. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos, and well-known manufacturers. Our primary market is the healthcare industry, particularly hospitals. While we continue to identify hospitals with 200 or more beds as the primary targets for our software solutions as well as our paging services, we have recently expanded our focus to include smaller hospitals with shorter sales cycles, including academic medical centers.
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
The table below details revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Revenue - wireless:
Paging revenue	$18,844	$19,961	$(1,117)	(5.6)%	$57,332	$60,403	$(3,071)	(5.1)%
Product and other revenue	800	867	(67)	(7.7)%	2,291	2,890	(599)	(20.7)%
Total wireless revenue	19,644	20,828	(1,184)	(5.7)%	59,623	63,293	(3,670)	(5.8)%

Revenue - software:
License	1,674	1,988	(314)	(15.8)%	3,999	3,692	307	8.3%
Services	4,159	4,772	(613)	(12.8)%	13,378	13,132	246	1.9%
Equipment	596	554	42	7.6%	1,694	1,880	(186)	(9.9)%
Subscription	133	24	109	454.2%	268	24	244	1,016.7%
Operations revenue	6,562	7,338	(776)	(10.6)%	19,339	18,728	611	3.3%
Maintenance revenue	9,645	9,527	118	1.2%	28,648	28,678	(30)	(0.1)%
Total software revenue	16,207	16,865	(658)	(3.9)%	47,987	47,406	581	1.2%
Total revenue	$35,851	$37,693	$(1,842)	(4.9)%	$107,610	$110,699	$(3,089)	(2.8)%

Wireless Revenue
The decrease in wireless revenue for the three and nine months ended September 30, 2021, compared to the same periods in 2020, reflects the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.
ARPU was $7.29 and $7.34 for the three months ended September 30, 2021, and 2020, respectively. Total units in service were 0.9 million as of both September 30, 2021, and 2020. The decrease in ARPU was primarily due to lower variable revenue and an expected decline in service revenue, partially offset by revenue from the Telecommunications Relay Service Charge ("TRS") which we began to recover from customers in 2021, as well as general increases of Universal Service Fees ("USF"). USF and TRS fees are effectively pass-through items that have corresponding costs associated with them. Excluding these pass-through items, ARPU would have declined in-line with historical trends.
We believe that demand will continue to decline for the foreseeable future in line with recent and historical trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended September 30,			Change Due To:
(in thousands)	2021	2020	Change	ARPU	Units

Paging revenue	$18,844	$19,961	$(1,117)	$(125)	$(992)

	For the Nine Months Ended September 30,			Change Due To:
(in thousands)	2021	2020	Change	ARPU	Units

Paging revenue	$57,332	$60,403	$(3,071)	$149	$(3,320)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.

Software Revenue
Software revenue consists of two components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of equipment that facilitates the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is generated from our ongoing support of software solutions or related equipment, typically for a period of one year after project completion.
To a large degree, software revenue corresponds to our backlog of performance obligations ready to deliver at some point in the future, and any delays in implementation may affect the timing of revenue recognition. Our software projects generally originate from fixed-bid contracts, although many involve a protracted sales cycle and may result in unforeseen complexity and deviation from original scope. The time needed to complete projects, therefore, may not align with our original expectations, which affects our backlog. As a result, software revenue may fluctuate on a short-term basis, and we generally evaluate longer-term trends when managing this business.
Given that we anticipate some level of continued disruptions to our business due to the COVID-19 pandemic, we believe our software revenues will continue to be impacted by the pandemic for the remainder of 2021, although we are optimistic that such disruptions will improve.
Operations Revenue
Compared to the same period in 2020, license revenue decreased for the three months ended September 30, 2021, as a result of a decline in bookings coinciding with slowing sales as our customer base has experienced mixed operating levels due to lingering effects of the pandemic. For the three months ended September 30, 2021, services revenue decreased compared to the same period in 2020, largely the result of higher-than-normal services revenue recorded in the third quarter of 2020 from certain projects that had been deferred from the second quarter of 2020 due to the onset of the pandemic.
Compared to the same period in 2020, license and services revenue each increased for the nine months ended September 30, 2021, as customers slowly continue to re-engage on-site implementations and projects in 2021, despite the lingering effects of the pandemic. These results also reflected an improving economy and selling environment on a year-over-year basis due to the weakness experienced in 2020 during the early months of the pandemic.
Maintenance Revenue
Compared to the same periods in 2020, maintenance revenue increased for the three months ended September 30, 2021, and was relatively in line with prior year results for the nine months ended September 30, 2021. The fluctuations in the results were attributable to the timing of certain renewals as compared to the same period in 2020. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue. Historically, this revenue churn had been offset by the growth in our license sales.
As we continue to focus the majority of our development efforts on Spok Go, we anticipate a continued decline in our ability to sell new licenses for the Care Connect Suite of products. While we have not seen a meaningful increase in our normal customer churn, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Our intent is to replace this churn with the sale of Spok Go as well as transition existing on-premise customers to our cloud-based solution over the next several years. Given these dynamics, we believe annual maintenance revenue is likely to be relatively flat or slightly down as we move forward, especially as we continue the process of transitioning existing customers to a subscription model.

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

The following is a review of our operating expense categories for the three and nine months ended September 30, 2021, and 2020. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$5,435	$4,941	$494	10.0%	$15,724	$15,077	$647	4.3%
Cost of sales	1,414	1,064	350	32.9%	4,092	4,101	(9)	(0.2)%
Stock-based compensation	250	148	102	68.9%	859	401	458	114.2%
Other	421	391	30	7.7%	1,059	1,130	(71)	(6.3)%
Total cost of revenue	$7,520	$6,544	$976	14.9%	$21,734	$20,709	$1,025	4.9%

FTE Employees	194	199	(5)	(2.5)%
For the three months ended September 30, 2021, cost of revenue increased compared to the same period in 2020, driven by increases in payroll and related expenses and cost of sales.
Payroll and related costs increased as we recognized lower cost savings from reduced work schedules during the three months ended September 30, 2021, as compared to the same period in 2020. Our temporary cash savings measures utilized earlier in 2021 are outlined in more detail within the earlier discussion on COVID-19. Additionally, payroll and related costs were lower in 2020 relative to historical trend and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee taxes last year that were not available in 2021. Refer to Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements for additional information on our temporary use of the CARES Act provisions. Cost of sales expenses grew primarily from an increase in costs related to services and hardware costs.
For the nine months ended September 30, 2021, cost of revenue also increased compared to the same period in 2020, driven by increases in payroll and related expenses, as described above in the quarterly discussion. Stock-based compensation also increased, the result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. This temporary cash savings measure is outlined in more detail within our earlier discussion on COVID-19.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$4,291	$4,147	$144	3.5%	$13,099	$13,023	$76	0.6%
Outside services	1,759	2,113	(354)	(16.8)%	6,096	5,500	596	10.8%
Capitalized software development	(2,621)	(2,906)	285	(9.8)%	(8,239)	(8,206)	(33)	0.4%
Stock-based compensation	435	240	195	81.3%	1,215	719	496	69.0%
Other	314	(135)	449	(332.6)%	791	626	165	26.4%
Total research and development	$4,178	$3,459	$719	20.8%	$12,962	$11,662	$1,300	11.1%

FTE Employees	105	125	(20)	(16.0)%
For the three months ended September 30, 2021, research and development expenses increased compared to the same period in 2020, driven by lower capitalized software development and higher stock-based compensation and payroll and related costs, partially offset by lower outside services.

Research and development expenses that qualify for capitalization are limited to certain of our Spok Go development activities that are a subset of our total research and development spend. For the three months ended September 30, 2021, we capitalized lower amounts for software development compared to the same period in 2020, reflecting lower headcount and outside services activity specific to Spok Go development as well as fewer development activities that qualified for capitalization. Outside service costs tend to vary based on the timing of professional services, attributable to our full suite of products (not limited to Spok Go). As the research and development of Spok Go matures, we anticipate costs which qualify for capitalization will decrease as a percentage of total research and development expenses.
Stock-based compensation increased as a result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. Payroll and related costs grew primarily due to our curtailment of reduced work schedules compared to the same period in 2020, although the effects of this were largely offset by a decline in employees. Our temporary cash savings measures are outlined in more detail within the earlier discussion on COVID-19.
For the nine months ended September 30, 2021, research and development increased compared to the same period in 2020, driven by higher outside services expenses and stock-based compensation, as described above in the quarterly discussion.
We continue to focus on the development efforts of our software solutions and intend to maintain these efforts based on their importance to our continued success. While development costs have continued to grow, they have done so at a slower pace when compared to prior years. Excluding the effects of capitalization, these costs will continue to substantially impact margins and our cash flow from operations. The benefits from our development efforts are contingent upon successful adoption of Spok Go in the marketplace, which we expect to take place gradually over the next several years.
Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$2,585	$2,246	$339	15.1%	$7,375	$7,170	$205	2.9%
Site rent	3,122	3,467	(345)	(10.0)%	9,461	10,265	(804)	(7.8)%
Telecommunications	828	949	(121)	(12.8)%	2,490	2,911	(421)	(14.5)%
Stock-based compensation	139	52	87	167.3%	405	142	263	185.2%
Other	765	643	122	19.0%	2,047	1,984	63	3.2%
Technology Operations	$7,439	$7,357	$82	1.1%	$21,778	$22,472	$(694)	(3.1)%

FTE Employees	87	89	(2)	(2.2)%
For the three months ended September 30, 2021, technology operations expenses increased slightly compared to the same period in 2020, the result of increases in payroll and related expenses partially offset by lower site rent and telecommunications costs.
Payroll and related expenses increased as we recognized lower cost savings from reduced work schedules during the three months ended September 30, 2021, as compared to the same period in 2020. Our temporary cash savings measures are outlined in more detail within the earlier discussion on COVID-19. Additionally, payroll and related costs were lower in 2020 relative to historical trend and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee taxes last year that were not available in 2021. Refer to Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements for additional information on our temporary use of the CARES Act provisions.
The number of active transmitters, which directly affects our site rent expenses, declined 5.9% from September 30, 2020, to September 30, 2021, a result of our network rationalization efforts. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.

For the nine months ended September 30, 2021, technology operations expenses decreased compared to the same period in 2020, driven by lower site rent, as explained above in our quarterly discussion, and by lower telecommunications costs, which resulted from cost savings initiatives applicable to our wireless network.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$3,365	$2,773	$592	21.3%	$9,661	$8,894	$767	8.6%
Commissions	924	1,059	(135)	(12.7)%	3,273	3,123	150	4.8%
Stock-based compensation	234	208	26	12.5%	805	575	230	40.0%
Advertising and events	527	151	376	249.0%	935	1,095	(160)	(14.6)%
Other	115	81	34	42.0%	371	776	(405)	(52.2)%
Total selling and marketing	$5,165	$4,272	$893	20.9%	$15,045	$14,463	$582	4.0%

FTE Employees	93	98	(5)	(5.1)%
For the three months ended September 30, 2021, selling and marketing expenses increased compared to the same period in 2020, driven by increases in payroll and related expenses and advertising and events.
Payroll and related expenses increased as we recognized lower cost savings from reduced work schedules during the three months ended September 30, 2021, as compared to the same period in 2020. The reduced work schedules were part of our temporary cash savings measures, outlined in more detail within the earlier discussion on COVID-19. Additionally, payroll and related costs were lower in 2020 relative to historical trend and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee taxes last year that were not available in 2021. Refer to Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements for additional information on our temporary use of the CARES Act provisions.
The increase in advertising and events largely reflects an increase in trade show participation compared to the same period last year which was still in the early months of the pandemic. Nationwide travel and in-person participation in larger marketing events has improved but remains below historical levels.
For the nine months ended September 30, 2021, selling and marketing expenses increased compared to the same period in 2020, driven by increases in payroll and related expenses, as described above in the quarterly discussion. Stock-based compensation also increased as a result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. These were offset by a decline in other expenses, driven by decreases in rewards and recognition.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	Total	%	2021	2020	Total	%

Payroll and related	$3,911	$3,476	$435	12.5%	$11,293	$10,965	$328	3.0%
Stock-based compensation	958	968	(10)	(1.0)%	2,752	2,323	429	18.5%
Facility rent, office and technology costs	2,692	2,259	433	19.2%	7,656	6,604	1,052	15.9%
Outside services	3,078	2,148	930	43.3%	7,122	6,227	895	14.4%
Taxes, licenses and permits	1,003	994	9	0.9%	3,201	2,657	544	20.5%
Bad debt	(29)	178	(207)	(116.3)%	405	849	(444)	(52.3)%
Other	925	971	(46)	(4.7)%	2,816	3,431	(615)	(17.9)%
Total general and administrative	$12,538	$10,994	$1,544	14.0%	$35,245	$33,056	$2,189	6.6%

FTE Employees	102	102	—	—%
For the three months ended September 30, 2021, general and administrative expenses increased compared to the same period in 2020, driven by increases in outside services, payroll and related costs, and facility rent, office and technology costs. These increases were partially offset by a decrease in bad debt expenses.
Outside services expenses increased primarily due to the use of professional services in connection with our strategic alternatives review, which we announced on September 3, 2021. Payroll and related costs increased as we recognized lower cost savings from reduced work schedules during the three months ended September 30, 2021 as compared to the same period in 2020. This temporary cash savings measure is outlined in more detail within our earlier discussion on COVID-19. The increase in facility rent, office and technology costs was primarily due to higher expenses for software, hardware and IT related costs.
For the nine months ended September 30, 2021, general and administrative expenses increased compared to the same period in 2020, driven by increases in facility rent, office and technology costs, outside services, and payroll and related costs, as described above in the quarterly discussion. Taxes, licenses and permits and stock-based compensation also increased. These increases were partially offset by a decrease in bad debt and other expenses.
The increases in taxes, licenses and permits was primarily due to general year over year increases by the Federal Communications Commission ("FCC") in the universal service contribution factor for USF as well as the inclusion of TRS fees that did not go into effect until the fourth quarter of 2020. The increase in stock-based compensation was due to our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which we implemented at the beginning of 2021. This temporary cash savings measure is outlined in more detail within our earlier discussion on COVID-19.
Depreciation, Amortization and Accretion
For the three months ended September 30, 2021, and 2020, depreciation, amortization and accretion expenses were $2.6 million and $2.3 million, respectively. For the nine months ended September 30, 2021, and 2020, depreciation, amortization and accretion expenses were $7.8 million and $6.6 million, respectively. Expenses increased for both the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to increased amortization of software development costs, partially offset by lower depreciation for certain computer hardware and software assets becoming fully depreciated in 2020. The capitalization of software development costs began in the first quarter of 2020, and amortization of those costs began in the third quarter of 2020. For additional details regarding depreciation, amortization and accretion expenses refer to Note 7 - Consolidated Financial Statement Components in the Notes to Condensed Consolidated Financial Statements.

Income Taxes
Benefit from income taxes was $0.9 million and $0.2 million for the three months ended September 30, 2021, and 2020, respectively. Benefit from (provision for) income taxes was $1.1 million and $(0.1) million for the nine months ended September 30, 2021, and 2020, respectively. Benefit from (provision for) income taxes changed for the three and nine months ended September 30, 2021, compared to the same periods in 2020 due to the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At September 30, 2021, we held cash, cash equivalents and short-term investments of $67.5 million. The available cash and cash equivalents consist of invested cash and in our operating accounts. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities which are classified as held-to-maturity and are measured at amortized cost on our Condensed Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2021, should be adequate to meet our anticipated cash requirements for the foreseeable future.

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020

Net cash provided by operating activities	$9,528	$20,954	$(11,426)
Net cash used in investing activities	(11,332)	(10,900)	(432)
Net cash used in financing activities	(9,318)	(8,125)	(1,193)

Operating Activities
For the nine months ended September 30, 2021, net cash provided by operating activities was $9.5 million due primarily to non-cash items such as depreciation, amortization and accretion of $7.8 million, stock-based compensation of $6.0 million, changes in accounts receivable of $2.2 million, changes in lease liability of $0.8 million and a change in prepaid expenses and other assets of $0.2 million. This was partially offset by a net loss of $5.5 million, deferred income tax benefit of $0.9 million, and deferred revenue of $2.1 million.
For the nine months ended September 30, 2020, net cash provided by operating activities was $21.0 million due primarily to net income of $2.4 million, non-cash items such as depreciation, amortization and accretion of $6.6 million, stock-based compensation of $4.1 million, and other non-cash items of $0.9 million. Net cash provided by operating activities also increased resulting from the change in prepaid expenses, inventory, and other assets of $3.7 million, accounts payable, accrued liabilities and other of $1.6 million and deferred revenue of $2.7 million, partially offset by changes in account receivable of $1.0 million.
Investing Activities
For the nine months ended September 30, 2021, and 2020, net cash used in investing activities was $11.3 million and $10.9 million, respectively, due primarily to the capitalization of software development costs, purchases of property and equipment, and purchase and maturity of short-term investments.
Financing Activities
For the nine months ended September 30, 2021, and 2020, net cash used in financing activities was $9.3 million and $8.1 million, respectively, due primarily to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
We currently expect to pay dividends of $0.125 per share of common stock each quarter for the remainder of 2021, subject to declaration by the Board of Directors. On November 3, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.125 per share of common stock with a record date of November 16, 2021, and a payment date of December 10, 2021. This cash dividend of approximately $2.4 million will be paid from available cash on hand.
Commitments and Contingencies
See Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further discussion on our commitments and contingencies.

Operating Leases
We have operating leases for office and transmitter locations. Substantially all of these leases have lease terms ranging from one month to five years. We continue to review our office and transmitter locations and intend to replace, reduce or consolidate leases where possible. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Total rent expense under operating leases was $4.2 million and $4.4 million for the three months ended September 30, 2021, and 2020, respectively, and $12.6 million and $13.0 million for the nine months ended September 30, 2021, and 2020, respectively.

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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2021, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the 2020 Annual Report have not materially changed during the nine months ended September 30, 2021, other than the additional risk factors provided below:
Our Board of Directors has adopted a stockholder rights plan, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors.
On September 2, 2021, our Board of Directors entered into a Rights Agreement between the Company and Computershare Trust Company, N.A., as Rights Agent (as amended from time to time, the "Rights Agreement") with an expiration date of August 31, 2022, and a beneficial ownership trigger threshold of 10% (20% in the case of a passive institutional investor), subject to certain exceptions.
In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of our common stock outstanding at the close of business on September 17, 2021. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until August 31, 2022 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-tenth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share (the “Series A Preferred”), of the Company at a price of $50.95 per one one-tenth of a share of Series A Preferred.
The Rights Agreement was adopted in order to ensure our Board of Directors can conduct an orderly review of strategic alternatives and to provide our Board of Directors and stockholders with adequate time to make informed decisions regarding any potential transactions, including a sale of all or part of the Company. The Rights Agreement will not preclude our Board of Directors from considering an offer that is fair and in the best interests of our stockholders. However, the Rights Agreement could render more difficult, or discourage, a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors, even if some stockholders consider such a transaction to be favorable. These deterrents could adversely affect the price of our common stock.
We depend on highly skilled personnel and, if we are unable to retain or hire qualified personnel, including as a result of our public announcement of a review of strategic alternatives, we may not be able to achieve our strategic objectives.
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
On August 31, 2021, we announced that we received an unsolicited proposal from a third party to acquire all of the outstanding shares of common stock of the Company, and, on September 3, 2021, we announced that we have initiated a review of strategic alternatives to evaluate potential transactions, including a sale of the Company, and other actions that would maximize value for stockholders. Given that the review of strategic alternatives may eventually result in a change in control of the Company, any perceived uncertainty regarding our future operations or employment needs may limit our ability to retain or hire qualified personnel and may contribute to the unplanned loss of highly skilled employees through attrition.

Many of the companies with which we compete for experienced personnel have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that we or these employees have breached their legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, the job market in the Minneapolis-St. Paul area, where the majority of our software developers are located, has historically been very competitive, and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, or if the price of our common stock experiences significant volatility, this may adversely affect our ability to recruit and retain highly skilled employees. As a result, we have greater difficulty hiring and retaining skilled personnel than some of our competitors. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives, and our business, financial condition and operating results may be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2021.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
3.1	Certificate of Designation of Series A Junior Participating Preferred Stock of Spok Holdings, Inc., filed with the Secretary of State of the State of Delaware on September 3, 2021					Filed
4.1
Rights Agreement, dated as of September 2, 2021, between Spok Holdings, Inc. and Computershare Trust Company N.A., which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C
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

SPOK HOLDINGS, INC.

Dated: November 4, 2021	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)