Form 10-K
period 2021-12-31
Spok Holdings, Inc
filed 2022-02-17
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $181 million based on the closing price of $9.62 per share on the NASDAQ National Market® on June 30, 2021.
The number of shares of registrant’s common stock outstanding on February 14, 2022, was 19,742,512.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than May 2, 2022, are incorporated by reference into Part III of this Report.

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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including but not limited to the following:
•Risks related to our ongoing review of strategic alternatives to evaluate potential transactions that may affect our ownership or capital structure, including a sale of the Company or other actions that would maximize value for stockholders;
•Risks related to the stockholder rights plan adopted to allow our Board of Directors to conduct an orderly review of strategic alternatives;
•Risks related to the COVID-19 pandemic and its effect on our business and the economy;
•Other economic conditions such as recessionary economic cycles, higher interest rates, inflation and higher levels of unemployment;
•Risks related to the new strategic plan announced by our Board of Directors, including our ability to implement the restructuring program to discontinue Spok Go in accordance with our timing and cost expectations, maximize revenue and cash generation from our established businesses and return capital to stockholders through dividends and repurchases of shares of our common stock;
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
•The reliability of our networks and servers and our ability to prevent cyber-attacks and other security issues and disruptions;
•Our ability to protect our rights in intellectual property that we own and develop and the potential for litigation claiming intellectual property infringement by us;
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
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent quarterly reports on Form 10-Q and current reports on Form 8-K that it will file with the United States Securities and Exchange Commission ("SEC"). Also note that, in the risk factors section, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok’s business, statement of operations or financial condition, subsequent to the filing of this Annual Report.

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
Our headquarters is located at 5911 Kingstown Village Pkwy, 6th Floor, Alexandria, Virginia 22315, and our telephone number is 800-611-8488. We maintain an Internet website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2021 Annual Report on Form 10-K ("2021 Form 10-K").)
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
In February 2022, our Board of Directors announced a new strategic business plan. In accordance with this plan, the Company expects to discontinue Spok Go and intends to eliminate all associated costs. Additional information related to the new strategic business plan can be found throughout this 2021 Form 10-K.
Industry Overview
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The pandemic has had a severe impact on the global economy and has caused a significant strain on the healthcare industry. In the early months of the pandemic, hospitals struggled to maintain capacity within their intensive care units, and most stopped performing elective procedures in order to reallocate bed capacity to meet the surge of critical COVID-19 patients. Simultaneously, non-emergency clinic visits declined, resulting in a marked decrease in total clinic visits and non-COVID-19-related hospitalizations. This placed a significant burden on hospital cash flow and revenue, which many organizations were still recovering from towards the end of 2020 and into 2021.
While the impact of COVID-19 has varied greatly from one organization or region to the next, in general, reducing costs was a critical theme for the healthcare provider industry in 2020 and 2021. Initially, many organizations furloughed employees or significantly slowed the contracting process for new products or services as they braced for the unknown impacts of this virus. Some organizations enacted a complete moratorium on product renewals and new purchases. As hospitals began to better manage their admissions process and capacity constraints, they began to resume performing elective procedures in the second half of 2020. As a result, we began to see improved operating levels during this period and into 2021. While we are likely to see some lingering and continued effects from COVID-19, barring the emergence of a severe COVID-19 variant of concern, which might have significant negative effects on the overall economy and our customer base specifically, we anticipate a return to pre-pandemic operating levels in 2022.
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

In response, healthcare providers now require greater communication and better collaboration between clinicians in order to generate improvements in the quality, safety, satisfaction and efficiency of patient care delivery. Improvements in these areas are necessary for healthcare providers to successfully navigate many of these issues. Many providers are seeking improvement through the adoption of technology, looking to take advantage of workflow automation, process improvement and, in limited circumstances, machine learning and artificial intelligence. Providers also look to increase efficiencies through consolidation as larger health systems continue to acquire smaller hospitals for the primary purpose of gaining regional market share amongst tough competition.
We believe these changes and continued pressure for organizations to provide improved services with fewer resources place an even greater emphasis on the need for improved clinical communication and collaboration tools to meet the increasing requirements demanded by the healthcare industry in today’s marketplace. Our solutions help hospitals significantly increase the quality and safety of patient care delivery, while increasing patient and provider satisfaction and simultaneously increasing employee productivity, reducing costs and clinician burnout. This is accomplished through workflow enhancement; secure, reliable and integrated communication tools; and mobile accessibility.
Sales and Marketing
We offer a focused suite of unified clinical communication and collaboration solutions primarily to organizations in the healthcare sector. We generate wireless revenue from the sales of wireless messaging services, equipment, maintenance plans and/or equipment loss protection to both one-way and two-way messaging subscribers. We generate software revenue from the sale of our software solutions, including software licenses, professional services, equipment we procure from third parties, and post-contract support.
Sales
We market and distribute our clinical communication and collaboration solutions through a direct sales force and an indirect sales channel.
The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, healthcare and related businesses, and federal, state, and local government agencies. We will continue to market primarily to commercial enterprises, with a focus on healthcare organizations, interested in our communication solutions. We maintain a sales presence in key markets throughout the United States, and in limited markets internationally including our Asia-Pacific sales team, in an effort to gain new customers and to retain and increase sales to existing customers. The direct sales force targets leadership responsible for the procurement of clinical communication and collaboration solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, laboratory directors, radiology directors and contact center managers. The timing for a direct sale varies but may take from 6 to 18 months depending on the type and scope of software solution.
The indirect sales force complements our direct sales force. Through relationships with alliance partners we are able to sell our solutions to a wider customer base. For wireless services that we do not provide directly, we contract with and invoice an intermediary for airtime services. For our software sales, relationships with alliance partners assist us in broadening the distribution of our products and further diversifying into markets outside of the healthcare provider vertical. We will continue to expand partnership efforts in 2022.
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
As we continue to implement our network rationalization plan, we expect to have fewer transmitters that can be removed efficiently from our networks and still maintain the level of service required for our customers, and thus the benefits of network rationalization will decline. Cost savings began to slow in 2019 and 2020 as compared to historical cost savings, and we expect this trend to continue in the future. As we reach certain minimum frequency commitments, as outlined by the FCC, we may be limited in our ability to continue our efforts to rationalize and consolidate our networks. Our messaging networks and related infrastructure are located exclusively in the United States.

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
Our Strategy
In alignment with our new strategic business plan announced in February 2022, our over-arching strategy is to prioritize free cash flow generation and the return of capital to stockholders, by maximizing revenue and cash generation from our established lines of business while effectively managing expenses. Through targeted investments in these important and valuable business lines, we aim to reinvigorate growth in our legacy software solutions and minimize wireless revenue attrition.
Particular areas of strategic emphasis include:
Acquire new customers and expand relationships within our existing customer base - We will continue to focus our sales and marketing efforts in the healthcare market in order to identify opportunities for new sales as well as grow revenues from our existing customer base. We have ongoing initiatives to further penetrate the hospital segment in the United States, and while we believe there is a significant opportunity to sell clinical communication and collaboration solutions to hospitals located outside the United States, our near-term focus is on the domestic market.
We have a significant presence in the healthcare marketplace, and we intend to leverage the strength of our market presence and the breadth of our product offerings to further expand our customer base in healthcare.
Minimize wireless revenue attrition - We continue to have a valuable wireless presence in the healthcare market, particularly in larger hospitals. We offer a comprehensive suite of wireless messaging products and services focused on healthcare and "campus" type environments and critical mission notification. We will continue to focus on network reliability and customer service to help minimize the rate of revenue attrition.
We recognize that the number of wireless subscribers, units in service, and the related revenue will likely continue to decline. We intend to continue reducing our underlying cost structure impacting this declining wireless revenue stream by reducing payroll and related expenses as well as network related expenses where possible. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business.
The introduction of our GenA pagers in November 2021 is a key initiative that we believe may slow our wireless revenue attrition. Further details on GenA pagers can be found under "GenA Pagers."
Enhance existing software applications - We will continue to invest in the development and enhancement of our Care Connect Suite products and services, although at a significantly reduced rate relative to our total research and development costs over the last several years. Targeted enhancements and continued development efforts are critical to our ability to maintain our core software maintenance revenue and are necessary to drive future software operations revenue. Additionally, targeted enhancements of the Spok Mobile application will be critical in our ability to help further mitigate wireless customer attrition.
Manage expenses – With a renewed focus on generating cash flow it is critical that we manage costs in alignment with our revenue. We will continue to look for ways to reduce our underlying cost structure should revenue continue to decline. While we will continue to invest in the business, we will do so in a more targeted manner to drive tangible earnings that can be returned to our stockholders.
Return capital to our stockholders - We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. In February 2022, our Board of Directors authorized an increase of our quarterly dividend to $0.325 per share of common stock, or $1.250 annually, in 2022, and they authorized the repurchase of up to $10.0 million of our common stock.

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
Wireless products and services revenue represented 55%, 56% and 55% of total consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Demand for one-way and two-way messaging services declined during these years, and we believe demand will continue to decline for the foreseeable future. As demand for one-way and two-way messaging has declined, we have developed or added service offerings, including our GenA pagers discussed below, in order to optimize our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities within our wireless business while providing customers the highest value possible.
Legacy Wireless Services
A subscriber to one-way messaging services may select coverage on a local, regional, or nationwide basis to best meet their messaging needs, while two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract to use a messaging device that we own for an additional fixed monthly fee, or they own the device used, after either purchasing it from us or from another vendor.
We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers that are configurable to support unencrypted or encrypted operation. When configured for encryption, these devices utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption, these secure paging devices enhance our service offerings to the healthcare community by adding Health Insurance Portability and Accountability Act ("HIPAA") security capabilities to the low cost and high reliability and availability benefits of paging. We also offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive, along with these traditional messaging services.
GenA Pagers
On November 16, 2021, we announced the launch of our newest pager, GenA. This one-way alphanumeric pager, available on our wide-area paging network, features a high resolution ePaper display, intuitive modern user interface, advanced HIPAA-compliant encryption and security features, over-the-air remote programming, and an antimicrobial housing. The ePaper display advances the user experience with its larger screen featuring a high-resolution, high-contrast display for easy reading in all conditions, while an automatic front-light eases reading messages in the dark. Users can select from various font sizes, and the large GenA display also leverages proportional fonts to maximize key information on a single screen.
GenA pagers also allow for superior message reception in buildings with difficult coverage conditions using the high-powered Spok 900MHz simulcast network. Enhanced over-the-air (OTA) programming through the Spok My Account customer web portal enables remote pager configuration changes such as updating the user’s name on the pager, assigning a pager to a group, deleting message data and encryption keys, modifying global security settings, and remotely unlocking the device. The GenA pager also provides advanced message management features allowing critical messages to be locked to prevent deletion or saved to a separate folder. In addition, separate inbox folders can be set up for group messages.
The GenA pager is the only product available on the market with these capabilities, and we maintain an exclusive arrangement with the product's manufacturer whereby it may not market or sell the product to any third party without our consent. Given the uniqueness of the GenA pager, we believe its development is a key initiative that may help slow our wireless revenue attrition.
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

Spok Care Connect® Suite
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
•Spok® Speech: Enables the organization to process routine phone requests, including transfers, directory assistance, messaging and paging without live operators and with more ease-of-use than touch-tone menus.
•Spok® Call Recording and Quality Management: Records, monitors, and scores operators’ conversations to allow for better management of calls, helping improve customer service.
Clinical Alerting
•Spok® Messenger: Provides an intelligent, FDA-compliant, 510(k)-cleared solution that connects virtually all crucial alert systems, including nurse call, fire, security, patient monitoring, and building management to mobile staff via their wireless communication devices. This solution provides the ability to reach mobile team members within seconds of an alert, improving overall workflow, staff productivity, and the convenience and safety of everyone in the facility.
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
•Professional Services: We offer a full suite of professional services that are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation, and training services. Our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms as supplemental resources to implement our solutions for customers as needed. Professional services revenue represented 12% of total consolidated revenue for each of the years ended December 31, 2021, 2020 and 2019.
•Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our on-premise software solutions. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization. The customer support organization provides support 24 hours a day, 7 days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage. The Spok support service is augmented by third-party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses, after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e. Maintenance revenue) represented 27% of total consolidated revenue for the year ended December 31, 2021, 26% for the year ended December 31, 2020, and 25% for the year ended December 31, 2019.
Sources of Equipment
We do not manufacture the messaging devices our customers need to make use of our wireless services or the network equipment we use to provide wireless messaging services. We have relationships with several vendors to purchase new messaging devices. Used messaging devices are available in the secondary market from various sources. We believe existing inventory, returns of devices from customers that canceled wireless services, and purchases from other available sources of new and reconditioned devices will be sufficient to meet expected messaging device requirements for the foreseeable future. With the exception of our GenA pagers, the network equipment and messaging devices on which we may place our logo or label are generic.
We sell third-party equipment for use with our software solutions. The third-party equipment that we sell is generally available and does not require any specialty manufacturing to accommodate our software solutions.
We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future. However, the COVID-19 pandemic has contributed to global supply chain disruptions from which we are not immune. These disruptions may contribute to delayed production of certain of the products that we offer, including, but not limited to, our recently launched GenA pagers, which are assembled with certain microchip technology that has experienced, and may continue to experience, shortages. Such shortages may result in delayed delivery of the products that we offer to customers.
Intellectual Property
As of December 31, 2021, we held 79 trademarks and six patents, as well as four pending trademarks and one pending patent, which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and is integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2022 to 2033 and can be extended for ten-year periods upon renewals.

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
Our wide-ranging customer base allows for low customer revenue concentration and as a result, no single customer accounted for more than 10% of our total revenues in 2021, 2020 or 2019.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Competition
The competitors and degree of competition vary among our various product categories. Competition is particularly strong for our wireless messaging services. Within the wireless industry, companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service. We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC and a variety of other regional and local providers. We also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC, Sprint Nextel Corporation, T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and messaging capabilities are generally available in today's mobile phone devices. Many of these companies possess far greater financial, technical and other resources than we do.
Most personal communication and other mobile phone devices currently sold in the United States are capable of sending and receiving one-way and two-way messages. Most subscribers that purchase these services no longer need to subscribe to a separate messaging service. As a result, many one-way and two-way messaging subscribers can readily switch to cellular, personal communications service and other mobile telephone services. The decrease in prices and increase in capacity and functionality for cellular, personal communications service, Wi-Fi, and other mobile telephone services have led many subscribers to select combined voice and messaging services from mobile telephone companies as an alternative to our stand-alone messaging services.
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

Although we have no competitors that offer a comprehensive set of software modules that match our product offerings, several competitors offer software similar to many of our solutions. Selected competitors for portions of our product portfolio include:

•ATN International, Inc.. - Mobile communications solutions;
•CareCloud, Inc. - Healthcare solutions;
•Castlight Health, Inc. - Software as a service health benefits platform;
•Computer Programs and Systems, Inc. - Healthcare IT solutions;
•Domo, Inc. - Cloud-based solutions;
•Globalstar, Inc. - Mobile communications solutions;
•Health Catalyst, Inc. - healthcare data and analytics;
•HealthStream, Inc. - Healthcare workforce solutions;
•NextGen Healthcare, Inc. - Healthcare solutions;
•Ooma, Inc. - Telecommunications;
•OptimizeRx Corporation. - Healthcare solutions;
•ORBCOMM Inc. - Network connectivity and device management solutions;
•Tabula Rasa Healthcare, Inc. - Healthcare Solutions; and
•Vocera Communications, Inc. - Mobile communications solutions.
In addition to these select competitors, substantially larger companies in the electronic medical records space such as Epic Systems Corporation, Cerner Corporation ("Cerner"), Athenahealth, Inc. and Allscripts Healthcare Solutions, Inc. may choose to offer software-related solutions similar to our clinical communication and collaboration solutions or may acquire one of our competitors.
Furthermore, the healthcare sector continues to experience significant consolidation, in large part due to COVID-19, which has highlighted the need to improve patient outcomes, reduce the burden on providers and streamline operations. As certain industries have been challenged during the pandemic, many organizations are motivated to reduce costs and improve efficiencies while others attempt to enter new markets with complementary or divergent product offerings and drive growth. Large acquisitions have recently been announced, including Microsoft Corporation's proposed acquisition of Nuance Communications, Inc., and Oracle Corporation's proposed acquisition of Cerner. Should organizations of this size enter the markets in which we operate, they may have a competitive advantage through aggressive pricing power, established brand recognition, extensive capital resources, and broader delivery and distribution channels.
Research and Development
We maintain a product development group, a substantial portion of which is focused on the enhancement of existing software products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, regulatory requirements, the professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings, and development time and expense.
Human Capital
At December 31, 2021, and 2020, we had 563 and 602 full time equivalent ("FTE") employees, respectively. As part of the restructuring of our business in connection with the new strategic business plan announced by our Board of Directors in February 2022, we intend to eliminate approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. Our employees are not represented by labor unions or covered by a collective bargaining agreement.
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

The COVID-19 pandemic continues to affect our policies with regard to our employees, whose health and safety is our highest priority. Following strategies recommended by the Centers for Disease Control and Prevention, we have continued to implement enhanced safety measures, including restrictions on business travel, the implementation of remote work arrangements for our office-based employees, and liberal leave policies for employees who may be affected by illness, quarantines or childcare obligations. We are compliant with all federal, state and local regulations as applicable.
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
Spok has a council composed of employees and executive sponsors to provide feedback and make recommendations regarding our diversity and inclusion policies and practices. We believe that by promoting and supporting inclusiveness and by leveraging our organization’s diversity, we have a competitive advantage that allows us to innovate and draw from our workforce’s differing perspectives. By bringing together employees from diverse backgrounds and providing each an opportunity to develop their skills and actively contribute to our mission, we cultivate an engaged workforce which in turn helps us deliver value to our customers.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2022 to regulatory policy or regulations.
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
Available Information
We make available on our website, http://www.spok.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled "Code of Ethics" which is applicable to all employees and directors, our "Corporate Governance Guidelines" and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on that website.
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2021 Form 10-K or presented elsewhere by management from time to time.
Risks Related to our Business and Operations
Our Board of Directors has adopted a stockholder rights plan, which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board of Directors.
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
Our new strategic business plan may fail to deliver the results we expect, which could have a material adverse effect on our business, financial condition and operating results.
In February 2022, our Board of Directors announced a new strategic business plan that includes a restructuring of our business to discontinue Spok Go, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement, while placing a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. We cannot assure you that our plan to focus on our existing and established business will be successful or that we will be able to achieve growth in revenues related to our legacy software solutions and minimize wireless revenue attrition.

In addition, pursuant to the new strategic business plan, we will undertake various restructuring activities in an effort to better align our organizational structure and costs with our strategy. We cannot assure you that our estimates regarding the costs to be incurred or the future cost savings as a result of such restructuring activities will be accurate or that we will complete such restructuring activities within our expected timeframe. Also, we may experience a disruption in our ability to perform functions critical to our strategy as we undertake these restructuring activities. For example, these restructuring activities could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases or our ability to acquire new customers or expand relationships with existing customers.
Any failure to successfully implement our new strategic business plan, including the restructuring activities contemplated thereby, could have a material adverse effect on our business, financial condition and operating results.
Wireless service to our customers could be adversely impacted by network rationalization.
We have an active program to consolidate the number of wireless networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact wireless service to our existing subscribers, and there can be no assurance that any efforts to minimize that impact would be successful. Any adverse impact to our wireless service could lead to increases in the rate of gross subscriber cancellations and/or the level of wireless revenue erosion. Adverse changes in gross subscriber cancellations and/or wireless revenue erosion could have a material adverse effect on our business, financial condition and operating results.
We depend on highly skilled personnel, and, if we are unable to retain or hire qualified personnel, including as a result of our public announcement of our new strategic business plan or our review of strategic alternatives, we may not be able to achieve our strategic objectives.
To execute our growth plan and achieve our strategic objectives, we must continue to attract and retain highly qualified and motivated personnel across our organization. In particular, to continue to enhance our software solutions and add new and innovative core functionality and services, as well as develop new products, it will be critical for us to increase the size of our research and product development organization, including hiring highly skilled software engineers. Competition for software engineers is intense within our industry, and there continues to be upward pressure on the compensation paid to these professionals. In addition, for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets, we will need to continue to increase the size of our sales and marketing and customer support organizations. Identifying and recruiting qualified personnel, training them in the use of our software solutions and ensuring they are well-equipped to serve our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.
In August 2021, we announced that we received an unsolicited proposal from a third party to acquire all of the outstanding shares of common stock of the Company, and, in September 2021, we announced that we have initiated a review of strategic alternatives to evaluate potential transactions, including a sale of the Company, and other actions that would maximize value for stockholders. Further, in February 2022, we announced a new strategic business plan that includes a restructuring of our business to discontinue Spok Go, eliminate all associated costs and optimize the Company's existing structure to drive continued cost improvement. The ongoing review of strategic alternatives, which may eventually result in a change in control of the Company, may create a perception of uncertainty regarding our future operations or employment needs, and therefore may limit our ability to retain or hire qualified personnel and may contribute to the unplanned loss of highly skilled employees through attrition.
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
•Competitive Speed. Sales productivity can be impacted by the capabilities of our competitors. There is a risk that competitors may innovate or partner faster than we do to deliver a unified communications platform.
•Employee Retention. The impact of the elements noted above may challenge the ability of employees to make sales, which may affect morale and employee retention.
•Customer Uncertainty. The recently announced new strategic business plan that includes a restructuring of our business to discontinue Spok Go may create a perception of uncertainty regarding our future operations, which may limit our ability to sell products and services to prospective customers. Additionally, this perceived uncertainty may contribute to an increase in churn of existing customers.
If we are unable to deliver effective customer support, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers.
Our revenue growth depends, in part, on our ability to satisfy our customers, including by providing continued customer support, which may contribute to increased customer retention and adoption and utilization of our wireless services and software solutions. Once our wireless services and software solutions are deployed, our customers depend on our customer support group to resolve technical issues relating to their use of our solutions. We may be unable to respond quickly to accommodate short-term increases in customer demand for support services or may otherwise encounter a customer issue that is difficult to resolve. If a customer is not satisfied with the quality of our customer support, we may need to incur additional costs to remedy the situation, or a customer may choose to terminate, or not to renew, their relationship with us.
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
We cannot provide any assurances that we will be successful in finding such acquisitions or consummating future acquisitions on favorable terms. We anticipate that our acquisitions will be financed through a combination of methods, including, but not limited to, the use of available cash on hand, and, if necessary, borrowings from third-party financial institutions. Disruptions in credit markets and an unwillingness to lend may limit our ability to finance acquisitions.

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
•Such businesses will generate sufficient cash flow to support the indebtedness, if incurred, to acquire such business or the expenditures needed to develop such business; and
•The rate of return from such businesses will justify the decision to invest the capital to acquire them.
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
Our business, financial condition and operating results have been, and will continue to be, adversely affected by the COVID-19 pandemic. For example, the COVID-19 pandemic has caused, and will continue to cause, delays in or the loss of revenue from services that require onsite implementation as well as delays in or the loss of software bookings, which directly impacts license and equipment revenues, as healthcare organizations are putting these projects on hold to focus limited resources and personnel capacity toward the treatment of COVID-19. We also may be affected by the cancellation of or delay in healthcare information technology and management systems conferences and exhibitions.
The COVID-19 pandemic has also contributed to global supply chain disruptions from which we are not immune. These disruptions may contribute to delayed production of certain of the products that we offer, including, but not limited to, our recently launched GenA pagers, which are assembled with certain microchip technology that has experienced, and may continue to experience, shortages. Such shortages may result in delayed delivery of the products that we offer to customers, and in certain circumstances, may increase our production costs.
The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments may include the emergence of new COVID-19 variants of concern as well as actions taken to further contain the virus or treat its impact or the possible reinstatement of government or other restrictions implemented in certain locations, and the acceptance, distribution and effectiveness of new and existing vaccines and other medications to treat and prevent the spread of COVID-19.

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
Risks Related to our Products and Services
The rate of wireless subscriber and revenue erosion could exceed our ability to reduce wireless operating expenses in order to maintain overall positive operating cash flow from our wireless business.
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
We face intense competition for subscribers from other paging service providers and alternate wireless communications providers, such as mobile phone and mobile data service providers. There is a risk that our competitors’ products may provide better performance or include additional features when compared to our offerings. Competitive pressures could also affect the prices we may charge or the demand for our offerings, resulting in reduced profit margins and loss of market share. Our efforts to compete effectively may not be sufficient, which may adversely affect our business, financial condition, operating results and cash flows.
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

We expect our wireless subscriber results, units in service and revenue will continue to decline for the foreseeable future. As this revenue erosion continues, maintaining positive operating cash flow from our wireless business is dependent on substantial and timely reductions in selected wireless operating expenses. Reductions in wireless operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. As we require fewer services and products from our vendors, our negotiating leverage to lower our costs is diminished. There can be no assurance that we will be able to reduce our wireless operating expenses commensurate with the level of revenue erosion. The inability to reduce wireless operating expenses would have a material adverse impact on our business, financial condition and operating results, including our continued ability to remain profitable, produce positive operating cash flow, and pay cash dividends to stockholders.
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
Software products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including products of companies we have acquired, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds. Any defects we do not detect and fix in pre-release testing could result in reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions or legal liability. There can be no assurance that provisions in our license agreements that limit our exposure to liability will be sufficient or withstand legal challenge. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products.
We are dependent on the U.S. healthcare provider industry for most of our revenue.
We generate over 75% of our revenue from sales to hospitals and other healthcare provider organizations in the United States. These customers, both non-profit and for-profit, are greatly affected by the COVID-19 pandemic, healthcare reform legislation and the reimbursement policies of federal and state governments and health insurance companies, and any decline in revenue received by our customers due to adverse economic conditions or legislative or regulatory changes could significantly affect the type and amount of services and products they order from us. We do not anticipate any flexibility in increasing prices for our wireless services, notwithstanding general inflation, due to an unrelenting focus by our customers on their cost structures, and our customers could be slow to invest in our software products and professional services due to budgetary pressures.
We may experience a long sales cycle for our software products.
Our software revenue growth results from a long sales cycle that from initial contact to final sales order may take 6 to 18 months, depending on the type of software solution. Our software sales and marketing efforts involve educating our customers on the technical capabilities of our software solutions and the potential benefits from the deployment of our software, as well as educating ourselves as to the clinical needs of our customers. The inherent unpredictability of decision making in our target market segment of healthcare, resulting from customer budget constraints, multiple approvals and administrative issues, may result in fluctuating bookings and revenue from month to month, quarter to quarter and year to year. Our bookings and corresponding revenue are dependent on actions that have occurred in the past. Each month we need to spend substantial time, effort, and expense on our marketing and sales efforts that may not result in future revenue.

We may be unable to find vendors able to supply us with wireless paging equipment based on future demands.
We purchase paging equipment from third-party vendors. This equipment is sold or leased to customers in order to provide wireless messaging services. The reduction in industry demand for paging equipment has caused various suppliers to cease manufacturing this equipment or increase prices for devices. There can be no assurance that we will continue to find vendors to supply paging equipment, or that the vendors will supply equipment at costs that allow us to remain a competitive alternative in the wireless messaging industry. A lack of paging equipment could impact our ability to provide certain wireless messaging services and could have a material adverse effect on our business, leading to additional wireless revenue erosion.
We may be unable to maintain successful relationships with our channel partners.
We use channel partners such as resellers, consulting firms, original equipment manufacturers, and technology partners to license and support our products. We rely, to a significant degree, on each of our channel partners to select, screen and maintain relationships with its respective distribution network and to distribute our offerings in a manner that is consistent with applicable law and regulatory requirements and our quality standards. Contract defaults by any of these channel partners or the loss of our relationships with them may materially adversely affect our ability to develop, market, sell, or support our communication solution offerings. If our indirect distribution channel is disrupted, we may be required to devote more resources to distribute our offerings directly and support our customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.
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
System disruptions and security threats to our computer networks, satellite control or telecommunications systems, or to those of our service providers, could have a material adverse effect on our business.
The performance and reliability of our computer network and telecommunications systems infrastructure, as well as the technology infrastructure of third parties, is critical to our operations. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, software errors and other events. Any computer system or satellite network error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems, or those of our service providers, of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions (e.g., distributed denial of service (DDoS) attacks, ransomware attacks). Our satellite network connections for our wireless services depend upon very small aperture terminals, many of which are based on decades-old technology or equipment that could fail and result in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage, we rely on third-party data centers and services for maintaining accessibility, reliability and uninterrupted connectivity.
A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality, such as a ransomware attack that encrypts some or all of our or our service providers' systems, data or infrastructure. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. We may be required to expend significant resources to protect against the threat of these system disruptions or to alleviate problems caused by these disruptions. Any interruption in the availability of our websites and online interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could cause additional claims, reduced revenue or loss of customers or partners. There can be no assurance that any precautions we take will prove successful, and such problems could result in, among other consequences, a loss of data, a loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.

Unauthorized intrusions, data breaches or failures in cybersecurity measures adopted by us or our service providers and/or included in our products and services could have a material adverse effect on our business.
Our security controls are designed to maintain the physical security of our facilities and to protect the systems that process and store our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. We are also dependent on a number of third-party providers of various technology, tools and services relating to, among other things, human resources, electronic communications, data storage, finance, and other business functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful security breaches or other unauthorized access events committed or enabled by third parties or by our employees or contractors (for example, due to social engineering or phishing attacks) can impact the security of our facilities, our systems or the systems of our third-party providers, and the information maintained in such systems. In addition, the existence of computer viruses or malware in our or our service providers' data, software, products or services, as well as external cyberattacks and data breaches, could expose us to the risks of corruption, loss, and misappropriation of proprietary and confidential information. We also routinely transmit and receive proprietary and confidential information, including through third parties, which makes that information vulnerable to interception, misuse or mishandling.
We utilize a security framework that includes security policies and procedures, security appliances and software, third-party vulnerability testing, business continuity plans, and other administrative, physical and technical measures. The frequency and scope of cyberattacks has been steadily increasing, and attackers are increasingly sophisticated, using tools and techniques that we and our service providers may be unable to detect or identify, or that may cause significant delays in our detection or identification. Once identified, we and our service providers may be unable to investigate or remediate incidents due to attackers taking steps to obfuscate or remove forensic evidence and to circumvent logging tools and counter-measures, rendering us unable to anticipate or implement adequate preventative or restorative measures.
We and our service providers have, from time to time, been subject to unauthorized network intrusions, malware and other cyberattacks. Any theft, misuse of, or unauthorized access to confidential, personal or proprietary information as a result of such incidents could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, increased costs of investigation and remediation, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, regulatory investigations and enforcement actions, as well as fines and other sanctions pursuant to data privacy and security rules and regulations, any or all of which could have a material adverse effect on our reputation, operations, business, profitability and financial condition. Any losses, costs and liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.
Risks Related to our Financial Results
We may be unable to realize the benefits associated with our deferred income tax assets.
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in wireless operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code ("IRC") Section 382, our financial condition and statement of operations may be materially affected. For example, we maintained a valuation allowance of $24.2 million and $22.1 million at December 31, 2021 and 2020, respectively, to reduce net deferred income tax assets as their realization did not meet the applicable more-likely-than-not criterion.

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
If our long-lived assets, intangible assets subject to amortization or goodwill are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our long-lived assets, intangible assets subject to amortization or goodwill is determined, which would negatively affect our results of operations. For example, as a result of our periodic evaluation of our capitalized software development costs, we recorded an impairment charge of $15.7 million for the year ended December 31, 2021. Furthermore, as a result of our annual goodwill impairment testing that takes place in the fourth quarter of each year, we recognized a non-cash, pre-tax goodwill impairment charge of $25.0 million for the year ended December 31, 2020.
Our estimates of market opportunity for our software solutions are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
Market opportunity estimates are based on assumptions and estimates, and our internal analysis and industry experience. However, assessing the market for clinical communication and collaboration solutions is difficult due to several factors, such as limited available information and rapid evolution of the market. Our estimates of market opportunity depend on the assumptions we made, and the estimated market opportunity could be materially different with different assumptions. Even if the markets in which we compete meet or exceed our size estimates, our software solutions may fail to gain market acceptance and our business may not grow in line with our forecasts. In addition, an increase in the prevalence of cloud-based offerings by our competitors could also unfavorably impact the pricing of our on-premise offerings and have a dampening impact on overall demand for our on-premise offerings, which could have a material adverse impact on our business, financial condition and operating results.
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

The GDPR could limit our ability to use and share personal data or could cause our costs to increase and harm our business, financial condition, operating results and cash flows. Failure to comply with the requirements of the GDPR and the applicable European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the data protection rules imposed by the GDPR, we may be required to put in place additional mechanisms that could be onerous and adversely affect our business, financial condition, and operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 17, 2022.
ITEM 2. PROPERTIES
In March 2021, we relocated our corporate headquarters to a commercial property located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that will expire on September 30, 2026.
At December 31, 2021, we leased facility space, including our corporate headquarters, sales offices, technical facilities, warehouse and storage facilities in 51 locations in 26 states in the United States, one facility in Australia and one facility in the Middle East. The total leased space is approximately 170,000 square feet. At December 31, 2021, we owned three small parcels of land in three states in the United States.
At December 31, 2021, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 2,836 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2021, we had 3,468 active transmitters on leased sites which provide service to our customers.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 11, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for information regarding legal proceedings in which we are involved.

PART II
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our sole class of common equity is our $0.0001 par value common stock, which is listed on the NASDAQ National Market® and is traded under the symbol "SPOK."
Holders of Common Stock
As of February 14, 2022, there were 2,950 holders of record of our common stock.
Dividends
The Company declared dividends totaling $10.2 million and $10.0 million during 2021 and 2020, respectively. Cash dividends declared for the years ended December 31, 2021, and 2020, respectively, include dividends related to unvested restricted stock units ("RSUs") and shares of unvested restricted common stock ("restricted stock") granted under the Company's Equity Plans (as defined below) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.
The following table details information on our dividends declared and cash distributions since the formation of the Company in 2005 through the year ended December 31, 2021:

(Dollars in Thousands)	Dividends Declared Per Share Amount	Total Payment(1)
Year

Prior to 2017(2)	$18.275	$452,033
2017	0.500	15,234
2018	0.500	10,064
2019	0.500	9,819
2020	0.500	9,771
2021	0.500	10,025
Total	$20.775	$506,946
(1)The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.
(2)The per share amount includes a special one-time dividend of $0.25 per share of common stock declared in 2016 but distributed to stockholders in 2017.

We expect to increase our quarterly dividends to $0.3125 per common share for each quarter in 2022, subject to declaration by the Board of Directors. On February 16, 2022, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 16, 2022, and a payment date of March 30, 2022. This cash dividend of approximately $6.2 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period of December 31, 2016, to December 31, 2021, against the cumulative total return of the NASDAQ Composite Index®, the NASDAQ Telecommunications Index® and the S&P Health Care Technology Index for the same period.
The chart assumes that on December 31, 2016, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2016, to December 31, 2021. The stock performance depicted on the chart represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Spok Holdings, Inc.
NASDAQ Composite
NASDAQ Telecommunications
S&P Health Care Technology

	December 31,
	2016	2017	2018	2019	2020	2021

Spok Holdings, Inc.	$100.00	$77.66	$68.04	$65.20	$62.37	$55.03
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
NASDAQ Telecommunications	100.00	117.62	108.29	137.49	166.70	174.78
S&P Health Care Technology	100.00	142.26	110.70	156.11	168.77	202.07
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No common stock was repurchased by the Company (excluding the purchase of common stock for tax withholdings) during the three months ended December 31, 2021.
Repurchased shares of our common stock are accounted for as a reduction to common stock and additional paid-in-capital in the period in which the repurchase occurs. In February 2022, the Company’s Board of Directors authorized a share repurchase program of up to $10 million of the Company’s common stock.

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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2021, and 2020.
ITEM 6. [RESERVED]
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
Revenue generated by wireless messaging services (including voice mail, personalized greetings, message storage and retrieval), equipment, maintenance plans and/or equipment loss protection to both one-way and two-way messaging subscribers is presented as wireless revenue in our statements of operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software) and post-contract support (on-going maintenance), is presented as software revenue in our statements of operations. Our software is licensed to end users under an industry standard software license agreement.

New Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that includes a restructuring of our business to discontinue Spok Go, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. The strategic business plan includes a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. While there are numerous factors that went into this decision, the ongoing challenge of the COVID-19 pandemic made it difficult for the Spok Go platform to gain sufficient traction with customers or for our business to continue operating with our current level of costs and personnel. This shift in focus will allow us to prioritize cash flow generation and the return of capital to stockholders. As a result of this new strategic business plan, our Board of Directors has increased the regular quarterly dividend from $0.125 to $0.3125 and has authorized a share repurchase program of up to $10 million of our common stock.
As part of the restructuring program, we intend to eliminate approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. We expect to record one-time pre-tax restructuring charges of approximately $6.4 million to $10.2 million, comprised of approximately $5.0 million to $6.6 million in severance and personnel related costs and approximately $1.4 million to $3.6 million in contractual terminations. Future cash payments related to these charges are expected to generally be within the same range. The restructuring actions associated with these charges are expected to be substantially complete in 2022.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the virus significantly impacted the global economy. Although federal and state restrictions were not widely adopted until late in the first quarter of 2020, we began to experience a direct impact on our sales cycle in late February 2020 as hospitals began to delay purchasing decisions and address staff reductions. These delays continued to affect our software bookings, which directly impacted license and equipment revenues during 2020 and 2021.
We also experienced delays in our ability to deliver on-site implementation services, which has impacted our services revenue since the onset of the pandemic. While much of our implementation process can be performed remotely, the on-premise nature of certain of our solutions requires some level of on-site availability to completely implement. These impacts primarily resulted in delays in the timing of revenue recognition during 2020 and 2021, as associated revenue corresponds to our backlog of performance obligations ready for delivery at some point in the future.
While many hospitals relaxed their initial capacity and social distancing guidelines in the second half of 2020, some of our customers continued such restrictions into 2021 to ensure the safety of their personnel and patients. Such restrictions, which have varied considerably depending on the size of the organization, geographical location and local regulations, can make it difficult for external personnel who are not critical to the immediate operating needs of a hospital, such as our implementation staff, to gain access.
As we return to normal operating levels, much of our business continues to be driven by our customers and their ability to resume operations beyond providing just critical needs and emergency services. Many hospitals initially reduced the number of elective surgeries as a result of government restrictions, as well as patients delaying or canceling elective procedures during the pandemic. While most organizations began to see improved operating levels during the second half of 2020 and into 2021 as the number of overall U.S. virus cases declined, some of our customers in certain geographic areas continued to experience periodic capacity constraints due to the emergence of new COVID-19 variants.
The length and severity of pandemic-related challenges affecting our customer base remain uncertain, and we continue to monitor new COVID-19 variants of concern that may indicate risks of increased transmission and more severe disease. Any significant spikes in U.S. virus cases could delay or reverse progress towards returning to normal operational levels. With continued distribution of effective vaccines, however, we are optimistic that spikes in virus cases will be mitigated and that our customers' operating levels will continue to improve as pandemic-related restrictions are lifted.
While we are likely to see some lingering and continued effects from COVID-19, barring the emergence of a severe COVID-19 variant of concern, which might have significant negative effects on the overall economy and our customer base specifically, we anticipate a return to pre-pandemic operating levels in 2022. Since the fourth quarter of 2020, we have seen modest improvements in each of the aforementioned areas impacted by the pandemic, and we remain cautiously optimistic that we will continue seeing sequential improvement in these areas over the next several quarters. Likewise, we are optimistic that any lingering effects from COVID-19 will have a lesser impact on our financial results in 2022 than they did in 2020 and 2021.

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
•Reduced Work Schedules: We enacted a Company-wide plan that reduced work schedules, resulting in a temporary reduction in compensation expenses during the second, third and fourth quarters of 2020 and continuing for the first half of 2021, whereby each of our employees, including our executive officers, was subject to one to two weeks of a reduced work schedule per quarter. For the years ended December 31, 2021 and 2020, these reduced work schedules resulted in realized savings of $1.8 million and $5.6 million in compensation expense, respectively. While we originally expected this plan to continue for all of 2021, we subsequently concluded that continuing the plan for the second half of the year was unnecessary given our positive results during the first half of the year, as well as management's confidence in mitigating short-term uncertainties with regard to the pandemic.
•Equity in Lieu of Cash Compensation: We also enacted a plan for the first three quarters of 2021 whereby qualified employees received a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards, which affected approximately 450 of our employees, were made in advance on a quarterly basis and vested immediately. While we originally expected this plan to continue for all of 2021, we subsequently concluded that continuing the plan for the fourth quarter of 2021 was unnecessary, for the same reasons as explained above. For the year ended December 31, 2021, we achieved cash savings of $1.9 million.
•Non-Employee Director Alternative DSU or Restricted Stock Plan: Since inception of this alternative payment plan, which began in the third quarter of 2020, all non-employee directors have voluntarily elected to receive either DSUs or restricted stock in lieu of the entire cash portion of their compensation. As a result, for the year ended December 31, 2021, we achieved cash savings of $0.3 million. We do not anticipate any further savings from this plan. (Refer to Note 9, "Stockholders' Equity," in the Notes to Consolidated Financial Statements for further detail related to the alternative DSU or restricted stock plan).
As we continue to see improvements in our operating levels, we are confident that the need to mitigate cash flow impacts through direct expense management will also continue to decline. While the Company has no plans to resume its countermeasures, we anticipate re-evaluating our position on a quarterly basis based on the progression of COVID-19 and any variants of concern, impacts on our business, and other facts and circumstances as deemed relevant by management.
2021 Highlights
Total revenue declined by $6.0 million or 4.1% during 2021 compared to 2020, primarily as a result of the continued and expected decline in wireless revenue.
The wireless revenue attrition rate in 2021 was 5.7%, an increase from a 5.2% attrition rate in 2020. This increase was driven by product and other revenue which is highly variable. The attrition rate within recurring paging revenue categories was 5.1% as compared to an attrition rate of 6.1% in both 2020 and 2019.
For the year ended December 31, 2021 we recognized impairment charges of $15.7 million pertaining to capitalized software development, and for the year ended December 31, 2020, we recognized impairment charges of $25.0 million pertaining to goodwill. Excluding these impairment charges, our operating expenses increased by $8.4 million or 5.7% during 2021 compared to 2020, driven primarily by the 2021 curtailment of the pandemic-related cost mitigation measures that we enacted in 2020, as discussed above, our utilization of certain provisions under The Coronavirus Aid Relief and Economic Security ("CARES") Act in 2020 that were not available in 2021, and costs related to our strategic alternatives review.
We returned approximately $10.0 million of capital to stockholders in the form of cash dividends.

Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 and the discussion that follows compares the year ended December 31, 2021 to the year ended December 31, 2020. For a discussion and analysis of the year ended December 31, 2020, compared to the year ended December 31, 2019, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 18, 2021:

(Dollars in thousands)	2021	Change		2020	Change		2019

Revenue:
Wireless revenue	$78,826	(4,767)	(5.7)%	$83,593	$(4,574)	(5.2)%	$88,167
Software revenue	63,327	(1,260)	(2.0)%	64,587	(7,535)	(10.4)%	72,122
Total revenue	142,153	(6,027)	(4.1)%	148,180	(12,109)	(7.6)%	160,289
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	32,574	1,219	3.9%	31,355	(1,226)	(3.8)%	32,581
Research and development	17,920	2,092	13.2%	15,828	(11,715)	(42.5)%	27,543
Technology operations	29,247	(596)	(2.0)%	29,843	(1,585)	(5.0)%	31,428
Selling and marketing	20,168	701	3.6%	19,467	(3,703)	(16.0)%	23,170
General and administrative	43,853	3,564	8.8%	40,289	(2,989)	(6.9)%	43,278
Depreciation, amortization and accretion	10,446	1,390	15.3%	9,056	(193)	(2.1)%	9,249
Goodwill and capitalized software development impairment	15,663	(9,344)	(37.4)%	25,007	16,158	182.6%	8,849
Total operating expenses	169,871	(974)	(0.6)%	170,845	(5,253)	(3.0)%	176,098
Operating loss	(27,718)	(5,053)	22.3%	(22,665)	(6,856)	43.4%	(15,809)
Interest income	320	(367)	(53.4)%	687	(964)	(58.4)%	1,651
Other income	66	(142)	(68.3)%	208	(527)	(71.7)%	735
Loss before income taxes	(27,332)	(5,562)	25.5%	(21,770)	(8,347)	62.2%	(13,423)
Benefit from (provision for) income taxes	5,152	27,607	(122.9)%	(22,455)	(25,113)	(944.8)%	2,658
Net loss	$(22,180)	$22,045	(49.8)%	$(44,225)	$(33,460)	310.8%	$(10,765)

Supplemental Information
FTEs	563	(39)	(6.5)%	602	(36)	(5.6)%	638
Active transmitters	3,468	(178)	(4.9)%	3,646	(194)	(5.1)%	3,840

Revenue
We offer a focused suite of unified clinical communications and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to clinical communications and collaboration. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos, and well-known manufacturers. Our primary market is the healthcare industry, particularly hospitals. While we have historically identified hospitals with 200 or more beds as the primary targets for our software solutions, as well as our paging services, we have recently expanded our focus to include smaller hospitals with shorter sales cycles, including academic medical centers.
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval), equipment, maintenance plans and/or equipment loss protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software), and post-contract support (ongoing maintenance), is presented as software revenue in our Statement of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 4, "Revenue, Deferred Revenue and Prepaid Commissions," in the Notes to Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details total revenue for the periods stated:

(Dollars in thousands)	2021	Change		2020	Change		2019

Wireless revenue:
Paging revenue	$75,845	$(4,071)	(5.1)%	$79,916	$(5,151)	(6.1)%	$85,067
Product and other revenue	2,981	(696)	(18.9)%	3,677	577	18.6%	3,100
Wireless revenue	78,826	(4,767)	(5.7)%	83,593	(4,574)	(5.2)%	88,167

Software revenue:
License	5,494	315	6.1%	5,179	(3,771)	(42.1)%	8,950
Professional services	17,161	(749)	(4.2)%	17,910	(1,279)	(6.7)%	19,189
Hardware	2,267	(574)	(20.2)%	2,841	(777)	(21.5)%	3,618
Subscription	423	357	540.9%	66	66	—%	—
Operations revenue	25,345	(651)	(2.5)%	25,996	(5,761)	(18.1)%	31,757
Maintenance	37,982	(609)	(1.6)%	38,591	(1,774)	(4.4)%	40,365
Software revenue	63,327	(1,260)	(2.0)%	64,587	(7,535)	(10.4)%	72,122
Total revenue	$142,153	$(6,027)	(4.1)%	$148,180	$(12,109)	(7.6)%	$160,289
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, sales of paging devices and charges for devices that are not returned and are net of anticipated credits. See Item 1. "Business" for more details.
We offer subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. The level of service fees is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. We also sell devices to resellers who lease or resell such devices to their subscribers and then sell messaging services utilizing our networks.

A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs, while two-way messaging is generally offered on a nationwide basis. In addition, subscribers either contract to use a messaging device that we own and provide for an additional fixed monthly fee or they own the device used, after either purchasing it either from us or from another vendor.
We offer exclusive one-way (T5) and two-way (T52) alphanumeric pagers, which are configurable to support unencrypted or encrypted operation. When configured for encryption, they utilize AES-128 bit encryption, screen locking and remote wipe capabilities. With encryption enabled, these new secure paging devices enhance our service offerings to the healthcare community by adding HIPAA security capabilities to the low cost, highly reliable and availability benefits of paging . We also offer ancillary services, such as voicemail and equipment loss or maintenance protection, which help increase the monthly recurring revenue we receive along with these traditional messaging services.
The decrease in wireless revenue during 2021 compared to 2020 reflects the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.
For the year ended December 31, 2021, ARPU was $7.30, unchanged from the prior year. Total units in service were 0.8 million and 0.9 million as of December 31, 2021, and 2020, respectively. Overall ARPU remained steady as compared to the prior year as the decrease from lower variable revenue and the anticipated decline in service revenue was offset by revenue from the Telecommunications Relay Service Charge ("TRS") which we began to recover from customers in 2021, as well as general increases of Universal Service Fees ("USF"). USF and TRS fees are effectively pass-through items that have corresponding costs associated with them. Excluding these pass-through items, ARPU would have declined in-line with historical trends.
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
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
(Units and Dollars in Thousands)	2021	2020	Change	2021	2020	Change	ARPU	Units

Paging revenue	847	885	(38)	$75,845	$79,916	$(4,071)	$(86)	$(3,985)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
In late 2021, we began offering our newest pager, GenA. This one-way alphanumeric pager features a high resolution ePaper display, intuitive modern user interface, advanced encryption and security features, over-the-air remote programming, and an antimicrobial housing. Users can select from various font sizes, and the large GenA display also leverages proportional fonts to maximize key information on a single screen.
The GenA pager is the only product available on the market with these capabilities, and we maintain an exclusive arrangement with the product's manufacturer. Given the product differentiation of the GenA pager, its development is a key initiative providing a competitive advantage, and we expect this new technology will be popular for our customers in clinical environments and may help slow our wireless revenue attrition.
Software Revenue
Software revenue consists of two components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of equipment that facilitate the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is generated from our ongoing support of our software solutions or related equipment, typically for a period of one year after project completion.

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
Revenue items impacted by timing generally relate to specific renewal contracts that do not have auto-renewal terms and for which we must negotiate at the end of each term. We are generally precluded from recognizing revenue on these contracts until new terms have been agreed to even though we continue to provide maintenance service for these customers while negotiations are ongoing. While certain commercial customers require this type of contract renewal, these contracts are generally limited to government organizations, including federal, state and local entities. When a renewal of this nature has been contracted, it is often accompanied by several months of "catch-up" revenue from services performed in past periods resulting in a one-time value that is greater than the normal monthly revenue expected over the life of the remaining term.
While we have not seen a meaningful increase in our normal customer churn as it relates to maintenance revenue, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Given these dynamics, we believe annual maintenance revenue is likely to be relatively flat or slightly down as we move forward, until such time that we are able t to develop new licenses that can provide an avenue for additional maintenance revenue.
During 2021, we continued to experience disruptions to our business due to the COVID-19 pandemic, however we believe that such disruptions will subside in 2022 and that our software revenues will resume their pre-pandemic growth.
Operations Revenue
Software operations revenue decreased during 2021 when compared to 2020. Service revenue declined largely as a result of employing fewer billable FTE's in 2021 as compared to 2020. Like many other companies, we experienced relatively high personnel attrition and slower time-to-hire rates given the macroeconomic environment in 2021. The decline in services revenue was partially offset by an increase in license and subscription revenues overall, given an improving economy and selling environment when compared to the prior year and the early stages of the pandemic.
Maintenance Revenue
Software maintenance revenue decreased during 2021 when compared to 2020. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue. Historically, this revenue churn had been offset by the growth in our license sales.

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
•Research and Development. These expenses relate primarily to the development of new software products and the ongoing maintenance and enhancement of existing products. This classification consists primarily of employee payroll and related expenses, outside services related to the design, development, testing and enhancement of our solutions and to a lesser extent hardware equipment. Research and development expenses exclude any development costs that qualify for capitalization.
•Technology Operations. These are expenses associated with the operation of our paging networks. Expenses consist largely of site rent expenses for transmitter locations, telecommunication expenses to deliver messages over our paging networks, and payroll and related expenses for our engineering and pager repair functions. We actively pursue opportunities to consolidate transmitters and other service, rental and maintenance expenses in order to maintain an efficient network while simultaneously ensuring adequate service for our customers. We believe continued reductions in these expenses will occur for the foreseeable future as we continue to consolidate our networks, although the benefits of such network rationalization efforts and resulting costs savings will continue to decline.
•Selling and Marketing. The sales and marketing staff are involved in selling our communication solutions primarily in the United States. These expenses support our efforts to maintain gross placements of units in service, which mitigated the impact of disconnects on our wireless revenue base, and to identify business opportunities for additional or future software sales. We maintain a centralized marketing function, that is focused on supporting our products and vertical sales efforts by strengthening our brand, generating sales leads and facilitating the sales process. These marketing functions are accomplished through targeted email campaigns, webinars, regional and national user conferences, monthly newsletters and participation at industry trade shows. Expenses consist largely of payroll and related expenses, commissions and other costs such as travel and advertising costs.
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

The following is a review of our operating expense categories for the years ended December 31, 2021, and 2020.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

(Dollars in thousands)	2021	Change		2020	Change		2019

Payroll and related	$21,224	$700	3.4%	$20,524	$523	2.6%	$20,001
Cost of sales	8,881	227	2.6%	8,654	(1,680)	(16.3)%	10,334
Stock-based compensation	1,008	471	87.7%	537	270	101.1%	267
Other	1,461	(179)	(10.9)%	1,640	(339)	(17.1)%	1,979
Total cost of revenue	$32,574	$1,219	3.9%	$31,355	$(1,226)	(3.8)%	$32,581
FTEs	189	(7)	(3.6)%	196	(6)	(3.0)%	202
Cost of revenue increased for the year ended December 31, 2021, compared to December 31, 2020, driven by increases in payroll and related expenses, stock-based compensation, and cost of sales.
Despite the decline in FTE's, payroll and related costs increased as we recognized lower cost savings from reduced work schedules during the year. Additionally, payroll and related costs were lower in 2020 relative to historical trend and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee taxes last year that were not available in 2021. Stock-based compensation increased as a result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which was effective for the first three quarters of 2021. These temporary cash savings measure are outlined in more detail within our earlier discussion on COVID-19.
Cost of sales increased largely due to an increase in recoverable taxes and regulatory fees associated with our wireless revenue, offset by lower equipment costs. The Company reclassified $3.3 million from general and administrative to cost of sales for the year ended December 31, 2021. Corresponding reclassifications of $2.8 million and $2.5 million were made to the Consolidated Statement of Operations for presentation purposes for the years ended December 31, 2020, and 2019, respectively.
Research and Development
Research and development consisted primarily of the following items:

(Dollars in thousands)	2021	Change		2020	Change		2019

Payroll and related	$17,428	$47	0.3%	$17,381	$(1,659)	(8.7)%	$19,040
Outside services	7,856	(2)	—%	7,858	432	5.8%	7,426
Capitalized software development	(10,842)	410	(3.6)%	(11,252)	(11,252)	—%	—
Stock-based compensation	1,449	484	50.2%	965	655	211.3%	310
Other	$2,029	1,153	131.6%	$876	109	14.2%	$767
Total research and development	$17,920	$2,092	13.2%	$15,828	$(11,715)	(42.5)%	$27,543
FTEs	102	(19)	(15.7)%	121	(11)	(8.3)%	132
Research and development expenses increased for the year ended December 31, 2021, compared to 2020, driven by higher stock-based compensation, and lower capitalized software development costs, and higher other expenses.
Stock-based compensation increased as a result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which was effective for the first three quarters of 2021. Our temporary cash savings measures are outlined in more detail within the earlier discussion on COVID-19. Although payroll and related expenses within each of our other functional categories increased during 2021, as explained in more detail in those sections, Research and Development payroll costs were essentially flat for the year due to the decline in FTEs within the category.
We capitalized fewer costs related to software development due to fewer FTE's in 2021, as well as reduced spending on outside services. Refer to Note 1, "Organization and Significant Accounting Policies," and Note 7, "Goodwill, Capitalized Software Development and Intangible Assets, Net," in the Notes to Consolidated Financial Statements for further detail.

The increase in other expenses was driven by a $0.9 million loss contingency we recorded in the fourth quarter of 2021 related to a license and service contract from which we do not believe we will be able to realize any benefits. Due to a change in standards required for electronic heath records, we no longer need the product enhancements that would be provided under this contract. Refer to Note 11, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for further detail.
While development costs have continued to grow, they have done so at a slower pace when compared to prior years. We will continue to focus on the development efforts of our software solutions and intend to maintain these efforts based on their importance to our continued success, however these efforts will be targeted to specific enhancements. Total research and development costs are expected to significantly decrease in 2022 as part of our new strategic business plan and our intent to eliminate all Spok Go related costs.
Technology Operations
Technology operations consisted primarily of the following items:

(Dollars in thousands)	2021	Change		2020	Change		2019

Payroll and related	$9,959	$322	3.3%	$9,637	$(1,151)	(10.7)%	$10,788
Site rent	12,565	(1,013)	(7.5)%	13,578	(137)	(1.0)%	13,715
Telecommunications	3,316	(452)	(12.0)%	3,768	(290)	(7.1)%	4,058
Stock-based compensation	459	269	141.6%	190	67	54.5%	123
Other	2,948	278	10.4%	2,670	(74)	(2.7)%	2,744
Total technology operations	$29,247	$(596)	(2.0)%	$29,843	$(1,585)	(5.0)%	$31,428
FTEs	86	(2)	(2.3)%	88	(4)	(4.3)%	92
Technology operations expenses decreased for the year ended December 31, 2021, compared to 2020, driven by lower site rent and by lower telecommunications costs, which resulted from cost savings initiatives applicable to our wireless network. These declines were partially offset by higher payroll and related and stock-based compensation costs.
The number of active transmitters, which directly affects our site rent expenses, declined 4.9% from December 31, 2020, to December 31, 2021. The number of active transmitters directly relates to the amount of site rent expenses we generally incur on a recurring basis. As we reach certain minimum frequency commitments, as outlined by the FCC, we may be unable to continue our efforts to rationalize and consolidate our networks.
Payroll and related expenses increased as we recognized lower cost savings from reduced work schedules during 2021 as compared to 2020. Additionally, payroll and related costs were lower in 2020 relative to historical trend and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee tax credits in 2020 that were not available in 2021. Refer to Note 10, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information on our temporary use of the CARES Act provisions. Stock-based compensation increased as a result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which was effective for the first three quarters of 2021. Our temporary cash savings measures are outlined in more detail within the earlier discussion on COVID-19.
Selling and Marketing
Selling and marketing consisted primarily of the following items:

(Dollars in thousands)	2021	Change		2020	Change		2019

Payroll and related	$12,812	$1,006	8.5%	$11,806	$(1,702)	(12.6)%	$13,508
Commissions	4,426	125	2.9%	4,301	(693)	(13.9)%	4,994
Stock-based compensation	897	130	16.9%	767	177	30.0%	590
Advertising and events	1,565	(69)	(4.2)%	1,634	(1,692)	(50.9)%	3,326
Other	468	(491)	(51.2)%	959	207	27.5%	752
Total selling and marketing	$20,168	$701	3.6%	$19,467	$(3,703)	(16.0)%	$23,170
FTEs	86	(12)	(12.2)%	98	(7)	(6.7)%	105

Selling and marketing expense increased for the year ended December 31, 2021, compared to 2020, driven by increases in payroll and related expenses and stock-based compensation, partially offset by a decline in other expenses.
Payroll and related expenses increased as we recognized lower cost savings from reduced work schedules during the year compared to 2020. Additionally, payroll and related costs were lower in 2020 relative to historical trends and normal operating costs as a result of our utilization of certain provisions under the CARES Act for payroll and employee tax credits in 2020 that were not available in 2021. Refer to Note 10, "Income Taxes," in the Notes to Consolidated Financial Statements for additional information on our temporary use of the CARES Act provisions. Furthermore, the significant decrease in FTE's largely occurred during the second half of 2021 and payroll and related costs do not reflect full annualized savings. Stock-based compensation increased as a result of our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash. The reduced work schedules and share compensation plan were part of our temporary cash savings measures, outlined in more detail within the earlier discussion on COVID-19.
The decline in other expenses was primarily driven by savings from precautionary COVID-19 measures whereby we did not hold our annual offsite event for recognition of outstanding employees, and we held virtual internal sales training and conferences in lieu of in-person training.
General and Administrative
General and administrative consisted primarily of the following items:

(Dollars in thousands)	2021	Change		2020	Change		2019

Payroll and related	$15,333	$995	6.9%	$14,338	$(2,034)	(12.4)%	$16,372
Stock-based compensation	3,426	377	12.4%	3,049	696	29.6%	2,353
Facility rent, office and technology costs	10,235	1,219	13.5%	9,016	(83)	(0.9)%	9,099
Outside services	9,514	1,703	21.8%	7,811	(626)	(7.4)%	8,437
Taxes, licenses and permits	1,047	719	219.2%	328	(835)	(71.8)%	1,163
Bad debt	660	(391)	(37.2)%	1,051	382	57.1%	669
Other	3,638	(1,058)	(22.5)%	4,696	(489)	(9.4)%	5,185
Total general and administrative	$43,853	$3,564	8.8%	$40,289	$(2,989)	(6.9)%	$43,278
FTEs	100	1	1.0%	99	(8)	(7.5)%	107
General and administrative expenses increased for the year ended December 31, 2021, compared to 2020, driven by increases in outside services, facility rent, office and technology costs, payroll and related costs, taxes, licenses and permits,, and stock-based compensation. These increases were partially offset by decreases in bad debt and other expenses.
Outside services increased primarily due to the use of professional services in connection with our strategic alternatives review, which we announced on September 3, 2021. The increase in facility rent, office and technology costs was primarily due to higher expenses for software, hardware and IT related costs as well as increased rent for our headquarters lease. Refer to Note 5, "Leases," in the Notes to Consolidated Financial Statements for additional information on our headquarters lease.
Payroll and related costs increased as we recognized lower cost savings from reduced work schedules during the year as compared to 2020. The increase in stock-based compensation was due to our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which was effective for the first three quarters of 2021. These temporary cash savings measures are outlined in more detail within our earlier discussion on COVID-19.
The increases in taxes, licenses and permits was due in large part to temporary reductions in certain usage taxes in 2020 that were not incurred in 2021. Furthermore, we reclassified $3.3 million from taxes, licenses and permits to cost of revenue for the year ended December 31, 2021. Corresponding reclassifications of $2.8 million and $2.5 million were made to the Consolidated Statement of Operations for presentation purposes for the years ended December 31, 2020, and 2019, respectively. These reclassification were related to the recoverable taxes and regulatory fees associated with our wireless revenue.

Depreciation, Amortization and Accretion
For the year ended December 31, 2021, compared to 2020, depreciation, amortization and accretion expenses increased by $1.4 million. Amortization expense increased by $2.2 million for the year due to an increase in amortization of software development costs. This was partially offset by a $1.0 million decline in depreciation expenses for the year, largely due to lower depreciation for paging equipment, including a large purchase of pagers becoming fully depreciated in 2021. Refer to Note 6, "Consolidated Financial Statement Components," in the Notes to Consolidated Financial Statements for further discussion.
Goodwill and Long-Lived Asset Impairment
We perform our annual goodwill impairment testing in the fourth quarter of each year. For the year ended December 31, 2021, we recognized no goodwill impairment. For the year ended December 31, 2020, we recognized a non-cash, pre-tax goodwill impairment charge of $25.0 million.
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. For the year ended December 31, 2021, we recognized a capitalized software development impairment charge of $15.7 million. For the year ended December 31, 2020, we recognized no capitalized software development impairment.
Refer to Note 1, "Organization and Significant Accounting Policies," and Note 7, "Goodwill, Capitalized Software Development and Intangible Assets, Net" in the Notes to Consolidated Financial Statements for further discussion.
Interest Income, Other Income (Expense) and Income Tax (Benefit) Expense
Interest Income
Interest income decreased by $0.4 million for the year ended December 31, 2021, compared to 2020, primarily due to a decrease in interest earned on the Company's cash balances and short-term investments. This was driven by lower interest rates during the year.
Other Income
For the year ended December 31, 2021, compared to 2020, other income decreased by $0.1 million, largely as a result of a decrease in gains on foreign currency.
Provision for (Benefit from) Income Taxes
The effects of foreign taxes are immaterial for all periods presented. The following provides the effective tax rate reconciliation for the years ended December 31, 2021, 2020 and 2019, respectively (See Note 10, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion on our income taxes):

(Dollars in thousands)	2021		2020		2019

Loss before income taxes	$(27,332)		$(21,770)		$(13,423)

Income taxes computed at the federal statutory rate	$(5,740)	21.0%	$(4,572)	21.0%	$(2,819)	21.0%
State income taxes, net of federal benefit	(1,513)	5.5%	(703)	3.2%	(567)	4.2%
Goodwill impairment	—	—%	6,341	(29.1)%	2,243	(16.7)%
Change in valuation allowance	2,070	(7.6)%	22,108	(101.6)%	—	—%
Research and development and other tax credits	(808)	3.0%	(1,316)	6.0%	(1,790)	13.3%
Excess executive compensation	272	(1.0)%	266	(1.2)%	322	(2.4)%
Other	567	(2.1)%	331	(1.5)%	(47)	0.4%
(Benefit from) provision for income taxes	$(5,152)	18.8%	$22,455	(103.1)%	$(2,658)	19.8%
Benefit from income taxes changed by $27.6 million for the year ended December 31, 2021, from 2020 due primarily to the deferred tax asset valuation allowance and goodwill impairment in 2020 that did not occur in 2021. Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized.

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
The cumulative loss incurred by the Company over the three-year period ended December 31, 2021, constitutes a piece of objective negative evidence that limits our ability to consider other subjective evidence. In addition, the uncertainty created by COVID-19 has significantly limited our ability to consider our projections for future profitability and growth in our assessment of the recoverability of our deferred income tax assets. We traditionally perform this evaluation in the fourth quarter of each year, utilizing our annual long-range planning and forecasting updates. As of December 31, 2021, and 2020, our deferred tax assets were net of valuation allowances of $24.2 million and $22.1 million, respectively. COVID-19 has significantly limited our ability to consider projections for future profitability as objectively verifiable positive evidence to support the realizability of deferred tax assets. As a result, we continue to maintain a valuation allowance against deferred tax assets associated with net operating losses and credits with set expiration dates.
Those deferred income tax assets which are not currently covered by a valuation allowance are those that are indefinite-lived, or whose temporary differences would reverse in the future and may result in the creation of an indefinite-lived deferred income tax asset, which we consider to be realized through future taxable income despite near term uncertainties. The amount of deferred income tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present, additional weight is given to subjective evidence such as our projections for future profitability and growth, or other relevant factors arise. We did not record a valuation allowance in 2019.
Refer to Note 1, "Organization and Significant Accounting Policies," and Note 10, "Income Taxes," in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2021, we held cash, cash equivalents and short-term investments of $59.6 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities and are therefore classified as held-to-maturity and reported at amortized cost in our Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions. Our short-term investments consist entirely of U.S. Treasury securities, which are classified as held-to-maturity and are measured at amortized cost on our Condensed Consolidated Balance Sheets.
We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term (next 12 months) and long term (beyond 12 months). At any point in time, we maintain approximately $5.0 to $10.0 million in our operating accounts at third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. As part of the restructuring program in connection with our new strategic business plan, we expect to record one-time pre-tax restructuring charges of approximately $6.4 million to $10.2 million, comprised of approximately $5.0 million to $6.6 million in severance and personnel related costs and approximately $1.4 million to $3.4 million in contractual terminations. Future cash payments related to these charges are expected to generally be within the same range. The restructuring actions associated with these charges are expected to be substantially complete in 2022. Because of these cash payments related to the restructuring program, we anticipate that our cash on hand will decrease during 2022. However, our restructuring efforts are meant to refocus our operational efforts towards cash flow generation and the return of capital to our stockholders. Should our restructuring efforts be successful, we anticipate future operating periods will return to historically positive cash flow generation.

On February 16, 2022, the Board of Directors declared an increase in the regular quarterly cash dividend to $0.3125 per share of common stock, with a record date of March 16, 2022, and a payment date of March 30, 2022. This cash dividend of approximately $6.2 million is expected to be paid from available cash on hand. The Board of Directors also authorized a share repurchase program of up to $10 million of the Company's common stock.
Cash Flows Overview
In response to COVID-19, management enacted certain temporary cost mitigation measures, as previously discussed. While we have previously discussed the impact on our revenues from the pandemic, we do not expect COVID-19 will have a material impact on our liquidity given our ability to reduce costs further, if necessary.
In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, not repurchase shares of our common stock under the share repurchase program, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available on acceptable terms.
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2021, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Net cash provided by operating activities	$7,968	$26,163	$11,693
Net cash used in investing activities	(225)	(14,571)	(30,222)
Net cash used in financing activities	(11,753)	(10,373)	(17,153)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the year ended December 31, 2021, net cash provided by operating activities was $8.0 million. This decline was driven by the net loss of $22.2 million, the deferred income tax benefit of $5.5 million, and changes in deferred revenue of $3.4 million and accounts payable, accrued liabilities and other of $0.7 million. These declines were partially offset by non-cash items such as capitalized software development impairment of $15.7 million, depreciation, amortization and accretion of $10.4 million, stock-based compensation of $7.2 million, and the provision for credit losses, service provisions and other of $1.2 million, as well as changes in prepaid expenses and other assets of $2.6 million, accounts receivable of $1.8 million, and lease liability of $0.8 million.
For the year ended December 31, 2020, net cash provided by operating activities was $26.2 million, due primarily to non-cash items such as goodwill impairment of $25 million, valuation allowance of $22.1 million, depreciation, amortization and accretion of $9.1 million, stock-based compensation of $5.5 million, and other non-cash items of $1.8 million, partially offset by the 2020 net loss of $44.2 million. Cash provided by operating activities also increased resulting from changes in accounts payable, accrued liabilities and other of $3.8 million, deferred revenue of $3.2 million and prepaid and other assets of $1.4 million, partially offset by a change in accounts receivable of $1.6 million.

Investing Activities
For the years ended December 31, 2021, and 2020, net cash used in investing activities was $0.2 million and $14.6 million, respectively, due primarily to the purchase and maturity of U.S. treasury securities, capital expenditures and capitalization of certain software development costs.
Financing Activities
For the years ended December 31, 2021, and 2020, net cash used in financing activities was $11.8 million and $10.4 million, respectively, primarily due to cash distributions to stockholders of $10.0 million and $9.8 million, respectively.
Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.
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
The following table provides the Company's significant commitments and contractual obligations as of December 31, 2021:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$15,624	6,217	$6,619	$2,599	$189
Unconditional purchase obligations	7,534	3,967	3,442	125	—
Total contractual obligations	$23,158	$10,184	$10,061	$2,724	$189
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
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, the Company recognized a loss of $0.9 million in the fourth quarter of 2021 related to a license and service contract from which we do not believe we will realize any benefits. Due to a change in standards required for electronic heath records, we no longer need the product enhancements that would be provided under this contract.
Refer to Note 5, "Leases," and Note 11, "Commitments and Contingencies," in the Notes to Consolidated Financial statements for further discussion of commitments and contingencies.
Related Parties
Refer to Note 13, "Related Parties" in the Notes to Consolidated Financial Statements for further discussion on our related party transactions.

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
Critical Accounting Estimates
The Company’s accounting policies are more fully described in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the Company’s most critical accounting estimates, which are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition and results of operations.
Revenue Recognition
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
If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation proportionately based on the estimated relative standalone selling price ("SSP") of the promised goods or services underlying each performance obligation. We rarely sell goods or services as readily observable standalone sales, however, if we do, the observable standalone sales are used to determine the SSP. In most cases, we must estimate the relative SSP which requires significant judgment and estimates. In instances where SSP is not directly observable, we determine the SSP using information that may include contractually stated prices, market conditions, costs, renewal contracts, list prices and other observable inputs. A discount is present if the total transaction price is less than the sum of the estimated SSPs of the goods or services promised in the contract. Discounts are generally allocated proportionately based on the relative SSP of the identified performance obligations for a given contract.
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

Income Taxes
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment, however, our methods, assumptions, and estimates used in assessing the need for a valuation allowance remained materially unchanged in 2021.
Impairment of Goodwill, Long-Lived Assets and Intangible Assets Subject to Amortization
We are required to evaluate the carrying value of our goodwill, long-lived assets and intangible assets subject to amortization.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. Significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium, if necessary. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available. Our methods, assumptions, and estimates used in assessing goodwill in a quantitative form remained materially unchanged in 2021. We recorded no impairment of goodwill for the year ended December 31, 2021, and impairment of $25.0 million and $8.9 million for the years ended December 31, 2020, and 2019, respectively.
Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets (asset groups) may not be recoverable. Similar to our quarterly assessment of goodwill, significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. During the quarter ended December 31, 2021, we determined that a triggering event had occurred based on a number of factors including a continuing trend of unsatisfactory Spok Go sales relative to our expectations, a significant accumulation of costs combined with a reduction of future sales projections which indicated continuing losses associated with Spok Go, and our expectation that Spok Go would not provide substantive future service potential.
We assessed recoverability based on the sum of the estimated undiscounted net cash flows of the long-lived asset group. The assessment of recoverability requires significant judgment, including timing and appropriateness of the estimated undiscounted future net cash flows. Given our lack of operational history with Spok Go, there is significant uncertainty in regards to an estimate of future cash flows. Our assessment determined that the carrying amount of the long-lived asset group was greater than the estimated undiscounted cash flows and further assessment of fair value was necessary to determine whether an impairment loss should be recognized.
We estimated fair value taking into consideration a number of factors including estimates used in our assessment of recoverability, discounted cash flow methods incorporating market-based information that we gathered as part of our on-going strategic alternatives process, and the projected continuance of costs necessary to create substantive future service potential. Given the nature of these capitalized software development costs where observable market prices are not readily available, the assessment of fair value requires significant judgment and estimates. This analysis determined that the remaining balance of capitalized software development costs had no fair value, and as a result, we recorded an impairment charge of $15.7 million for the year ended December 31, 2021. We did not record any impairment of long-lived assets or definite lived intangible assets for the years ended December 31, 2020, and 2019.
For additional details refer to Note 7, "Goodwill, Capitalized Software Development and Intangible Assets, Net," in the Notes to Consolidated Financial Statements.

Recent accounting pronouncements
Refer to Note 2, "Recent Accounting Standards," in the Notes to Consolidated Financial Statements for a summary of recent and pending accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2021, we had no outstanding borrowings or associated debt service requirements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which appears in this 2021 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than May 2, 2022.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2022 Annual Meeting of Stockholders:
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2022 Annual Meeting of Stockholders entitled "Compensation Discussion and Analysis."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2022 Annual Meeting of Stockholders entitled "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2022 Annual Meeting of Stockholders entitled "Related Person Transactions and Code of Conduct." The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2022 Annual Meeting of Stockholders entitled "Board of Directors and Governance Matters."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2022 Annual Meeting of Stockholders entitled "Independent Registered Public Accounting Firm Fees."

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:
(a)1. Financial Statements
2. Financial Statement Schedules

Index to Consolidated Financial Statements	Page
Schedule II - Valuation and Qualifying Accounts	F- 30
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
February 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 17, 2022
Vincent D. Kelly

/s/ Michael W. Wallace	Chief Financial Officer (principal financial officer)	February 17, 2022
Michael W. Wallace

/s/ Calvin C. Rice	Chief Accounting Officer (principal accounting officer)	February 17, 2022
Calvin C. Rice

/s/ Royce Yudkoff	Chairman of the Board	February 17, 2022
Royce Yudkoff

/s/ N. Blair Butterfield	Director	February 17, 2022
N. Blair Butterfield

/s/ Dr. Bobbie Byrne	Director	February 17, 2022
Dr. Bobbie Byrne

/s/Christine M. Cournoyer	Director	February 17, 2022
Christine M. Cournoyer

/s/ Stacia A. Hylton	Director	February 17, 2022
Stacia A. Hylton

/s/ Randy Hyun	Director	February 17, 2022
Randy Hyun

/s/ Matthew Oristano	Director	February 17, 2022
Matthew Oristano

/s/ Brett Shockley	Director	February 17, 2022
Brett Shockley

/s/ Todd Stein	Director	February 17, 2022
Todd Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets and Valuation Allowance Assessment

As described further in Note 10 to the consolidated financial statements, the Company assesses the realizability of deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. The Company assesses the need for a valuation allowance by evaluating both positive and negative evidence that may exist. We identified the realizability of deferred tax assets and the assessment of the need for a valuation allowance as a critical audit matter.

The principal consideration for our determination that the realizability of deferred tax assets is a critical audit matter is that the forecast of future taxable income, exclusive of near-term uncertainties, and the assessment of this positive evidence against other negative evidence are estimates subject to a high level of estimation uncertainty. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the Company’s future taxable income, exclusive of near-term uncertainties, which are complex in nature and require significant auditor judgment.

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
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Spok Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control‑Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 17, 2022 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 17, 2022

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$44,583	$48,729
Short-term investments	14,999	29,995
Accounts receivable, net	26,908	29,934
Prepaid expenses	6,641	8,958
Other current assets	922	1,269
Total current assets	94,053	118,885
Non-current assets:
Property and equipment, net	6,746	7,815
Operating lease right-of-use assets	15,821	14,016
Capitalized software development, net	—	10,179
Goodwill	99,175	99,175
Intangible assets, net	—	417
Deferred income tax assets, net	31,653	25,826
Other non-current assets	706	978
Total non-current assets	154,101	158,406
TOTAL ASSETS	$248,154	$277,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,292	$6,685
Accrued compensation and benefits	13,948	14,103
Deferred revenue	25,608	27,686
Operating lease liabilities	5,405	5,264
Other current liabilities	4,745	3,702
Total current liabilities	54,998	57,440
Non-current liabilities:
Asset retirement obligations	6,355	7,289
Operating lease liabilities	11,883	9,456
Other non-current liabilities	1,227	2,493
Total non-current liabilities	19,465	19,238
TOTAL LIABILITIES	74,463	76,678
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 19,828,033 and 19,384,192 shares issued and outstanding as of December 31, 2021, and December 31, 2020, respectively.	2	2
Additional paid-in capital	97,291	91,780
Accumulated other comprehensive loss	(1,588)	(1,452)
Retained earnings	77,986	110,283
TOTAL STOCKHOLDERS’ EQUITY	173,691	200,613
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$248,154	$277,291
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2021	2020	2019

Revenue:
Wireless revenue	$78,826	$83,593	$88,167
Software revenue	63,327	64,587	72,122
Total revenue	142,153	148,180	160,289
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	32,574	31,355	32,581
Research and development	17,920	15,828	27,543
Technology operations	29,247	29,843	31,428
Selling and marketing	20,168	19,467	23,170
General and administrative	43,853	40,289	43,278
Depreciation, amortization and accretion	10,446	9,056	9,249
Goodwill and capitalized software development impairment	15,663	25,007	8,849
Total operating expenses	169,871	170,845	176,098
Operating loss	(27,718)	(22,665)	(15,809)
Interest income	320	687	1,651
Other income	66	208	735
Loss before income taxes	(27,332)	(21,770)	(13,423)
Benefit from (provision for) income taxes	5,152	(22,455)	2,658
Net loss	$(22,180)	$(44,225)	$(10,765)
Basic and diluted net loss per common share	$(1.14)	$(2.32)	$(0.56)
Basic and diluted weighted average common shares outstanding	19,404,477	19,028,918	19,089,402
Cash dividends declared per common share	$0.50	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Net loss	$(22,180)	$(44,225)	$(10,765)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(136)	149	(300)
Other comprehensive (loss) income	(136)	149	(300)
Comprehensive loss	$(22,316)	$(44,076)	$(11,065)
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital and Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2019	19,389,066	$2	$89,258	$185,294	$274,554
Net loss	—	—	—	(10,765)	(10,765)
Issuance of common stock under the Employee Stock Purchase Plan	23,299	—	264	—	264
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	233,507	—	—	—	—
Purchase of common stock for tax withholding	(74,049)	—	(1,017)	—	(1,017)
Amortization of stock-based compensation	—	—	3,643	—	3,643
Cash dividends declared	—	—	—	(9,864)	(9,864)
Common stock repurchase program including commissions	(532,354)	—	(6,575)	—	(6,575)
Issuance of restricted stock under the 2012 Equity Plan and other	32,145	—	—	154	154
Cumulative translation adjustment	—	—	(300)	—	(300)
Balance, December 31, 2019	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(44,225)	(44,225)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Issuance of common stock under the Employee Stock Purchase Plan	35,661	—	300	—	300
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	282,871	—	—	—	—
Purchase of common stock for tax withholding	(79,981)	—	(902)	—	(902)
Amortization of stock-based compensation	—	—	5,508	—	5,508
Cash dividends declared	—	—	—	(9,946)	(9,946)
Issuance of restricted stock under the Equity Plans	74,027	—	—	—	—
Cumulative translation adjustment	—	—	149	—	149
Balance, December 31, 2020	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(22,180)	(22,180)
Issuance of common stock under the Employee Stock Purchase Plan	16,015	—	132	—	132
Purchase of common stock for tax withholding	(172,594)		(1,860)	—	(1,860)
Amortization of stock-based compensation	—	—	7,239	—	7,239
Cash dividends declared	—	—	—	(10,117)	(10,117)
Issuance of restricted stock under the Equity Plans	430,476	—	—	—	—
Issuance of common stock in lieu of cash compensation	169,944	—	—	—	—
Cumulative translation adjustment	—	—	(136)	—	(136)
Balance, December 31, 2021	19,828,033	$2	$95,703	$77,986	$173,691
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Operating activities:
Net loss	$(22,180)	$(44,225)	$(10,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	10,446	9,056	9,249
Goodwill and capitalized software development impairment	15,663	25,007	8,849
Valuation allowance	—	22,108	—
Deferred income tax (benefit) expense	(5,483)	438	(3,253)
Stock-based compensation	7,239	5,508	3,643
Provisions for credit losses, service credits and other	1,162	1,212	694
Changes in assets and liabilities:
Accounts receivable	1,833	(1,588)	964
Prepaid expenses and other assets	2,594	1,445	1,676
Net operating lease liabilities	763	10	(148)
Accounts payable, accrued liabilities and other	(679)	4,017	742
Deferred revenue	(3,390)	3,175	42
Net cash provided by operating activities	7,968	26,163	11,693
Investing activities:
Purchases of property and equipment	(4,393)	(3,455)	(4,837)
Capitalized software development	(10,842)	(11,252)	—
Purchase of short-term investments	(44,990)	(59,864)	(59,385)
Maturity of short-term investments	60,000	60,000	34,000
Net cash used in investing activities	(225)	(14,571)	(30,222)
Financing activities:
Cash distributions to stockholders	(10,025)	(9,771)	(9,819)
Purchase of common stock (including commissions)	—	—	(6,575)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	132	301	258
Purchase of common stock for tax withholding on vested equity awards	(1,860)	(903)	(1,017)
Net cash used in financing activities	(11,753)	(10,373)	(17,153)
Effect of exchange rate on cash and cash equivalents	(136)	149	(300)
Net (decrease) increase in cash and cash equivalents	(4,146)	1,368	(35,982)
Cash and cash equivalents, beginning of period	48,729	47,361	83,343
Cash and cash equivalents, end of period	$44,583	$48,729	$47,361
Supplemental disclosure:
Income taxes (refunds received) paid	$(126)	$1	$901
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
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period's presentation, including a reclassification of $3.3 million from General and administrative expense to the Cost of revenue expense classification for the year ended December 31, 2021. Corresponding reclassifications of $2.8 million and $2.5 million were made to the Consolidated Statement of Operations for presentation purposes for the years ended December 31, 2020, and 2019. This reclassification was related to the recoverable taxes and regulatory fees associated with our wireless revenue. These reclassifications had no effect on the reported results of operations or the statement of financial position.
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
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, which we do not pay commensurate sales commissions on. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g. the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $4.4 million, $4.3 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Commission expense is classified within the selling and marketing operating expenses category.

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
Where we have lease agreements which contain lease and nonlease components, we have elected to make use of the practical expedient to account for each separate lease component and associated nonlease component as a single lease component. This practical expedient is applied to our facility and site leases whereby maintenance and utilities charges are included with lease components in the measurement of our lease liability.
Impairment of Goodwill, Long-Lived Assets, and Intangible Assets Subject to Amortization
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The impairment test involves comparing the fair value of the reporting unit with its carrying value. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available.
We recorded no impairment of goodwill for the year ended December 31, 2021, and impairment of $25.0 million and $8.9 million for the years ended December 31, 2020, and 2019, respectively.
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer-related intangibles that resulted from previous acquisitions. Such intangibles are amortized over periods up to ten years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets (asset groups) may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets (asset groups) and certain amortizable intangible assets based on estimated undiscounted cash flows generated from such assets (asset groups). We determine asset groups based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing the recoverability of these assets, we forecast cash flows based on various operating assumptions such as revenue forecasted by product line, in-process research and development cost, and other direct costs. Significant judgment is required in determining the recoverability, including the timing and appropriateness of the estimated undiscounted cash flows. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived and amortizable intangible assets, we record an impairment charge to the extent the carrying value exceeded the fair value of such assets. Significant judgment may be required in estimating fair value dependent on the availability of objective, market-based, evidence and the input level (e.g., Level 1, 2 or 3) of that evidence.

We recorded impairment of $15.7 million for the year ended December 31, 2021, related to capitalized software development. We did not record any impairment of long-lived assets or definite lived intangible assets for the years ended December 31, 2020, and 2019.
For additional details refer to Note 7, "Goodwill, Capitalized Software Development and Intangible Assets, Net."
Accounts Receivable Allowances
Our two most significant allowance accounts are: an allowance for credit losses and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of general and administrative expenses, respectively.
Estimates are used in determining the allowance for credit losses and are based on historical collection experience and current and forecasted trends, as well as known specific collection risks. In determining these estimates, we review historical write-offs, including comparisons of write-offs to provisions for credit losses. We compare the ratio of the allowance to gross receivables to historical levels, and monitor amounts collected and related statistics. We write off receivables when they are deemed uncollectible. While write-offs of customer accounts have historically been within our expectations and the provisions established, we cannot guarantee that the future write-off experience will be consistent with historical experience, which could result in material differences when compared to the allowance for credit losses and related provisions.

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
The recognition of an asset retirement obligation requires that management make numerous assumptions regarding such factors as the cost and timing of deconstruction; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. The fair value of contractor fees to remove each asset, based on historical trend, is estimated to escalate by 2.1% each year through the terminal date. The total estimated liability is based on the estimated future value of those costs and the timing of deconstruction.

We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 6, "Consolidated Financial Statements' Components", and Note 8, "Asset Retirement Obligations" for additional details).
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
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment. We had no uncertain tax positions for the periods ended December 31, 2021, and 2020 (see Note 10, "Income Taxes," for additional details).
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
In accordance with ASC 350-40, Internal-Use Software, certain software development costs were capitalized while in the application development stage related to software developed for internal use or software sold in a Software as a Service ("SaaS") arrangement. This included certain development costs for our integrated communications and collaboration platform, Spok Go®, prior to our new strategic business plan in February 2022 that discontinued Spok Go. These costs qualified for capitalization beginning in the first quarter of 2020. All other costs incurred during the preliminary project stage or the post-implementation stage were expensed as incurred. Significant judgment was required when assessing costs and determining whether they fell within the preliminary project, application development, or post-implementation stage that determined whether the associated costs were expensed as incurred or capitalized.
Capitalized software development was amortized on a straight-line basis over the estimated useful life of the asset, typically three years, beginning when those development efforts were placed into service (e.g., generally once made commercially available). Determining the estimated useful life required significant judgment as we considered factors such as the rapid and continuous developments in software technology, obsolescence and anticipated life of the service offering before enhancements would have been necessary. In a SaaS environment, customer needs are rapidly evolving and a shorter useful life was generally expected.

Shipping and Handling Costs
We incur shipping and handling costs to send and receive messaging devices and other equipment to/from our customers. Amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are classified as cost of revenue. These costs are expensed as incurred.
Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $1.4 million, $1.3 million and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Stock-Based Compensation
We account for share-based payments to employees, including restricted stock units ("RSUs"), restricted common stock ("restricted stock") and the option to purchase common stock under the Employee Stock Purchase Plan ("ESPP"), based on their fair value and the estimated number of shares we expect will vest based on the performance metrics associated with the award, if applicable. Fair value for RSUs and restricted stock is measured based on the closing fair market value of the Company's common stock on the date of grant. Fair value for ESPP is measured using the Black-Scholes model for each offering period based on the offer date. Compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures and withdrawals are accounted for on an as incurred basis.
Changes in our estimates of the expected attainment of performance targets are reflected in the amount of compensation expense that we recognize for the related instruments during the interim reporting period when the change in estimate is determined and may cause the amount of compensation expense that we record for each period to vary. Further information regarding stock-based compensation can be found in Note 9, "Stockholders' Equity."
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the U.S. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2021, 2020, and 2019, our bad debt expenses were $0.7 million, $1.1 million and $0.7 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2021, 2020, and 2019.
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
Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2021, and 2020 due to their short maturities.
Earnings Per Common Share
The calculation of earnings per common share is based on the weighted-average number of common shares outstanding during the applicable period. The calculation for diluted earnings per common share recognizes the effect of all potentially dilutive common shares that were outstanding during the respective periods, unless the impact would be anti-dilutive. Further information regarding earnings per common share can be found in Note 9, "Stockholders' Equity."
NOTE 2 - RECENT ACCOUNTING STANDARDS
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The Company has determined that all recent ASUs issued by the FASB are either not applicable or are not expected to have a material impact on the Company's Consolidated Financial Statements.
NOTE 3 - RESTRUCTURING SUBSEQUENT EVENT
In February 2022, the Company announced a new strategic business plan that includes a restructuring of its business to discontinue Spok Go, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement.
As part of the restructuring program, the Company intends to eliminate approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. The Company expects to record one-time pre-tax restructuring charges of approximately $6.4 million to $10.2 million, comprised of approximately $5.0 million to $6.6 million in severance and personnel related costs and approximately $1.4 million to $3.4 million in contractual terminations. Future cash payments related to these charges are expected to generally be within the same range. The restructuring actions associated with these charges are expected to be substantially complete in 2022.

NOTE 4 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Revenue:
Paging revenue	$75,845	$79,916	$85,067
Product and other revenue	2,981	3,677	3,100
Wireless revenue	$78,826	$83,593	$88,167

License	$5,494	$5,179	$8,950
Professional services	17,161	17,910	19,189
Hardware	2,267	2,841	3,618
Subscription	423	66	—
Operations revenue	25,345	25,996	31,757
Maintenance	37,982	38,591	40,365
Software revenue	$63,327	$64,587	$72,122
Total revenue	$142,153	$148,180	$160,289
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2021, 2020 and 2019. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Revenue:
United States	$138,265	$145,349	$154,766
International	3,888	2,831	5,523
Total revenue	$142,153	$148,180	$160,289
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the twelve months ended December 31, 2021, are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Revenue Recognized	December 31, 2021

Deferred Revenue	$29,796	$59,165	$(62,555)	$26,406
During the twelve months ended December 31, 2021, the Company recognized $25.2 million of revenue related to amounts deferred as of December 31, 2020.

Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the year ended December 31, 2021, are as follows:

(Dollars in thousands)	December 31, 2020	Additions	Commissions Recognized	December 31, 2021

Prepaid Commissions	$2,290	$3,957	$(4,426)	$1,821
Prepaid commissions are included within prepaid expenses in the Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at December 31, 2021, was $43.4 million. We expect to recognize approximately $30.4 million of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
NOTE 5 - LEASES
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

Lease costs are included in Technology Operations and General and Administrative expenses on the Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Operating lease cost	$6,221	$5,797	$5,823
Short-term lease cost	10,529	7,991	8,281
Short-term lease cost - related party(1)	—	3,518	3,589
Total lease cost	$16,750	$17,306	$17,693
(1) A former member of our Board of Directors, who departed the Board during the third quarter of 2020, concurrently served as a director for an entity that leases transmission tower sites to the Company. Refer to Note 13, "Related Parties," for additional details.

The following table presents supplemental cash flow information:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$5,625	$5,685	$5,678

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
(Dollars in thousands)	2021	2020	2019

Weighted-average remaining lease term - operating leases (in years)	4.73	5.06	5.60
Weighted-average discount rate - operating leases	4.44%	5.17%	5.45%

We relocated our corporate headquarters in March of 2021 to office space located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that will expire on September 30, 2026. At that time, we recorded $4.4 million in a right-of-use asset and corresponding operating lease liability for this lease.
Maturities of lease liabilities as of December 31, 2021, were as follows:

(Dollars in thousands)	For the Year Ended December 31,

2022	$5,418
2023	4,244
2024	3,284
2025	2,372
2026	1,975
Thereafter	1,923
Total future lease payments	19,216
Imputed interest	(1,928)
Total	$17,288

NOTE 6 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Depreciation
Leasehold improvements	$88	$57	$63
Asset retirement costs	(87)	(643)	(766)
Paging and computer equipment	3,797	5,291	6,526
Furniture, fixtures and vehicles	258	307	374
Total depreciation	4,056	5,012	6,197
Amortization
Intangible assets	417	2,500	2,500
Capitalized software development costs	5,357	1,073	—
Total amortization	5,774	3,573	2,500
Accretion	616	471	552
Total depreciation, amortization and accretion expense	$10,446	$9,056	$9,249
Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.4 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively. Accounts receivable, net included $7.1 million and $7.0 million of unbilled receivables for the years ended December 31, 2021, and 2020, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2021	2020

Leasehold improvements	lease term	$3,307	$3,628
Asset retirement costs	1-5	2,307	3,717
Paging and computer equipment	1-5	89,844	92,608
Furniture, fixtures and vehicles	3-5	3,668	3,517
Total property and equipment		99,126	103,470
Accumulated depreciation		(92,380)	(95,655)
Total property and equipment, net		$6,746	$7,815

For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2021 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2025 to 2026. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact to the consolidated financial statements beginning in 2022. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.
NOTE 7 - GOODWILL, CAPITALIZED SOFTWARE DEVELOPMENT AND INTANGIBLE ASSETS, NET
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
The change in goodwill for the year ended December 31, 2021, was as follows:

(Dollars in thousands)	Change in Goodwill

Goodwill at December 31, 2019	$124,182
Impairment	$(25,007)
Goodwill at December 31, 2020	$99,175
Impairment	—
Goodwill at December 31, 2021	$99,175
Capitalized Software Development
Capitalized software development is amortized on a straight-line basis over the estimated useful life of the asset, typically three years. Capitalized software development costs were $10.8 million and $11.3 million for the years ended December 31, 2021, and 2020, respectively. Amortization expense with respect to software development costs was $5.4 million and $1.1 million for the years ended December 31, 2021, and 2020, respectively.

During the quarter ended December 31, 2021, we determined that a triggering event had occurred based on a number of factors including a continuing trend of unsatisfactory Spok Go sales relative to our expectations, a significant accumulation of costs combined with a reduction of future sales projections which indicated continuing losses associated with Spok Go, and our expectation that Spok Go would not provide substantive future service potential. As such, further assessment of recoverability was necessary. We identified the long-lived asset group, for which we assessed recoverability, as our total capitalized software development costs. This asset group is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
We assessed recoverability based on the sum of the estimated undiscounted net cash flows of the long-lived asset group. The assessment of recoverability requires significant judgment, including timing and appropriateness of the estimated undiscounted future net cash flows. Our assessment determined that the carrying amount of the long-lived asset group was greater than the estimated undiscounted cash flows and further assessment of fair value was necessary to determine whether an impairment loss should be recognized.
]We estimated fair value taking into consideration a number of factors including estimates used in our assessment of recoverability, discounted cash flow methods incorporating market-based information that we gathered as part of our on-going strategic alternatives process, and the projected continuance of costs necessary to create substantive future service potential. Given the nature of these capitalized software development costs where observable market prices are not readily available, the assessment of fair value requires significant judgment and estimates. This analysis determined that the remaining balance of capitalized software development costs had no fair value, and as a result, we recorded an impairment charge of $15.7 million for the three months ended December 31, 2021.
Intangible Assets
Amortizable intangible assets at December 31, 2021, and 2020 related primarily to customer relationships. These intangible assets, with an original gross carrying amount of $25.0 million, were being amortized over a period of ten years and became fully amortized during the quarter ended March 31, 2021. We did not record an impairment of our amortizable intangible assets during the years ended December 31, 2021, 2020 and 2019.
The net consolidated balance of intangible assets consisted of the following at December 31, 2021, and 2020:

	As of December 31,
	2021			2020
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$25,002	$(25,002)	$—	$25,002	$(24,585)	$417

NOTE 8 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2019	$90	$6,061	$6,151
Accretion	(38)	509	471
Amounts paid	(352)	—	(352)
Additions	169	1,185	1,354
Reclassifications	466	(466)	—
Balance at December 31, 2020	335	7,289	7,624
Accretion	(125)	741	616
Amounts paid	(334)	—	(334)
Additions	(129)	(1,292)	(1,421)
Reclassifications	383	(383)	—
Balance at December 31, 2021	$130	$6,355	$6,485

Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimates of the underlying liability, specifically related to updates in estimated costs to remove a transmitter and the estimated timing of removal. Estimated removal costs and timing refinements due to ongoing network rationalization activities are expected to accrete to a total liability of $7.8 million.
Additional information regarding asset retirement costs and accretion expense can be found in Note 6, "Consolidated Financial Statements' Components."
NOTE 9 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2021, and 2020, we had no stock options outstanding.
At December 31, 2021, and 2020, there were 19,828,033 and 19,384,192 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
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
Dividends
For each of the three years ending December 31, 2021, 2020 and 2019, our Board of Directors declared cash dividends of $0.50 per share of our outstanding common stock. An immaterial amount of dividends declared were related to unvested RSUs and unvested shares of restricted stock, which are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 16, 2022, the Board of Directors declared an increase in the regular quarterly cash dividend to $0.3125 per share of common stock, with a record date of March 16, 2022, and a payment date of March 30, 2022. This cash dividend of approximately $6.2 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
In August 2018, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock through December 31, 2018. In November 2018, our Board of Directors extended the repurchase authority through December 31, 2019. The Company fully exhausted the repurchase authority in September 2019. In February 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock.
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
The Company did not repurchase any of its common stock during 2021 or 2020. Common stock repurchased in 2019 (excluding commission and the purchase of common stock for tax withholdings) was as follows:

(Dollars in thousands, except for shares purchased)	2019
For the Three Months Ended	Shares Purchased	Amount

March 31,	131,012	$1,806
June 30,	—	—
September 30,	401,342	4,749
December 31,	—	—
Total	532,354	$6,555
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

	For the Year Ended December 31,
(In thousands, except for share and per share amounts)	2021	2020	2019

Numerator:
Net loss	$(22,180)	$(44,225)	$(10,765)

Denominator:
Basic and diluted weighted average outstanding shares of common stock	19,404,477	19,028,918	19,089,402
Basic and diluted net loss per common share	$(1.14)	$(2.32)	$(0.56)
For the years ended December 31, 2021, 2020 and 2019, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2021	2020	2019

Restricted stock units	371,194	297,757	189,862
Share-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the "2012 Equity Plan") that our stockholders subsequently approved on May 16, 2012. A total of 2,194,986 shares of common stock were reserved for issuance under this plan.
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the "2020 Equity Plan" and together with the 2012 Equity Plan, the "Equity Plans") that our stockholders subsequently approved on July 28, 2020. At July 28, 2020, a total of 1,699,950 shares of common stock had been reserved for issuance under the Equity Plans, including 1,600,000 shares available under the 2020 Equity Plan and 99,950 shares which, as of the Stockholder Approval Date, remained available for issuance under the 2012 Equity Plan. No further grants were to be made under the 2012 Equity Plan, although the 2012 Equity Plan continues to govern all outstanding awards thereunder.
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
Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of December 31, 2021, there was an aggregate of 274,320 unvested RSUs under the 2012 Equity Plan.
The following table summarizes the activities under the Equity Plans from January 1, 2019, through December 31, 2021:

Activity

Total equity securities available at January 1, 2019	904,437
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(257,957)
Total equity securities available at December 31, 2019	646,480
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(547,166)
Plus: Additional shares available for issuance under the 2020 Equity Plan	1,600,000
Total equity securities available at December 31, 2020	1,699,314
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(539,241)
Less: stock issued in lieu of cash compensation	(169,944)
Total equity securities available at December 31, 2021	990,129
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value per Share

Unvested at January 1, 2021	636,722	$12.16
Granted	657,492	11.02
Vested	(404,792)	12.07
Forfeited	(118,251)	12.08
Unvested at December 31, 2021	771,171	$11.24
Of the 771,171 unvested RSUs, DSUs and restricted stock outstanding at December 31, 2021, 381,317 RSUs include contingent performance requirements for vesting purposes. At December 31, 2021, there was $4.1 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.
During the years ended December 31, 2020, and 2019, the Company granted 603,171 and 388,321 RSUs, respectively, with a weighted-average grant date fair value of $11.94 and $13.27 per share, respectively. The fair value of RSUs that vested during the years ended December 31, 2020, and 2019 were $3.7 million and $3.0 million, respectively, based on the closing price of the Company's common stock of $11.13 and $12.23 at December 31, 2020, and 2019, respectively.
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
For the years ended December 31, 2021, and 2020, employees purchased 16,015 and 35,661 shares of the Company's common stock for a total price of $0.1 million, and $0.3 million, respectively.
The following table summarizes the activities under the ESPP from January 1, 2019, through December 31, 2021:

Activity

Total ESPP equity securities available at January 1, 2019	208,159
Less: common stock purchased by eligible employees	(23,299)
Total ESPP equity securities available at January 1, 2020	184,860
Less: common stock purchased by eligible employees	(35,661)
Total ESPP equity securities available at January 1, 2021	149,199
Less: common stock purchased by eligible employees	(16,015)
Total ESPP equity securities available at December 31, 2021	133,184
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
Stock-Based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the grant date fair value of the instruments, over the instruments’ vesting period. The following table reflects stock-based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Performance-based RSUs	$1,608	$2,019	$1,434
Time-based RSUs and restricted stock	3,754	3,389	2,119
Equity in lieu of salary	1,845	—	—
ESPP	32	100	90
Total stock-based compensation	$7,239	$5,508	$3,643

NOTE 10 - INCOME TAXES
The significant components of our (provision for) benefit from income taxes attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019

Loss before income taxes	$(27,332)	$(21,770)	$(13,423)

Current:
Federal tax	$—	$—	$—
State tax	48	58	582
Foreign tax	283	(150)	13
Total current	331	(92)	595
Deferred:
Federal tax	(4,178)	20,594	(2,121)
State tax	(1,561)	1,910	(1,239)
Foreign tax	256	43	107
Total deferred	(5,483)	22,547	(3,253)
Benefit from (provision for) income taxes	$(5,152)	$22,455	$(2,658)
Foreign income before income tax (benefit) expense is immaterial to consolidated income before income tax (benefit) expense. The following table summarizes the principal elements of the difference between the United States federal statutory rate of 21% and our effective tax rate for the years ended December 31, 2021, 2020 and 2019:

(Dollars in thousands)	2021		2020		2019

Loss before income taxes	$(27,332)		$(21,770)		$(13,423)

Income taxes computed at the federal statutory rate	$(5,740)	21.0%	$(4,572)	21.0%	$(2,819)	21.0%
State income taxes, net of federal benefit	(1,513)	5.5%	(703)	3.2%	(567)	4.2%
Goodwill impairment	—	—%	6,341	(29.1)%	2,243	(16.7)%
Change in valuation allowance	2,070	(7.6)%	22,108	(101.6)%	—	—%
Research and development and other tax credits	(808)	3.0%	(1,316)	6.0%	(1,790)	13.3%
Excess executive compensation	272	(1.0)%	266	(1.2)%	322	(2.4)%
Other	567	(2.1)%	331	(1.5)%	(47)	0.4%
(Benefit from) provision for income taxes	$(5,152)	18.8%	$22,455	(103.1)%	$(2,658)	19.8%
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

The components of deferred income tax assets at December 31, 2021, and 2020 were as follows:

	December 31,
(Dollars in thousands)	2021	2020

Capitalized research and development costs	$13,436	$13,367
Net operating loss carryforward	25,284	18,081
Property and equipment	5,139	5,353
Accrued liabilities, reserves and other expenses	4,726	5,063
Research and development credits	6,342	5,533
Tax credits	495	717
Stock based compensation	2,283	1,917
Other	289	132
Gross deferred income tax assets	57,994	50,163
Deferred income tax liabilities:
Intangible assets	(2,128)	(2,015)
Prepaid and other expenses	(35)	(214)
Gross deferred income tax liabilities	(2,163)	(2,229)
Net deferred income tax assets	55,831	47,934
Valuation allowance	(24,178)	(22,108)
Total deferred income tax assets	$31,653	$25,826

The Coronavirus Aid Relief and Economic Security ("CARES") Act was signed into law on March 27, 2020, to provide stimulus and relief in response to the COVID-19 pandemic and resulting economic collapse. While the CARES Act provides a number of potential benefits to companies, the Company has made use of the following provisions:

•Payroll Tax Deferral: Allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020, and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes due on December 31, 2021, and the remainder due on December 31, 2022. This resulted in a total deferral of $2.1 million in payroll taxes under this provision for the year ended December 31, 2020.
•Employee Retention Credits: Allows for a refundable tax credit for the Company's share of the 6.2% Social Security tax on wages. This tax credit applies to the first $10,000 in qualified wages paid to each employee after March 12, 2020, and before January 1, 2021. To be eligible, the Company must (i) have had operations fully or partially suspended because of a shutdown order from a governmental authority related to COVID-19, or (ii) have had gross receipts decline by more than 50% in a calendar quarter when compared to the same quarter in 2019. Qualified wages are limited to wages paid to employees who were not providing services due to the COVID-19 pandemic. This resulted in a total claim of approximately $1.3 million in employee retention credits under this provision for the year ended December 31, 2020.
•Alternative Minimum Tax ("AMT") Credit: Allows for an immediate refund of all refundable AMT credits resulting from passage of the CARES Act of 2020. This resulted in accelerated collection of approximately $1.3 million of other current assets which was received during the third quarter of 2020.
Net Operating Losses
As of December 31, 2021, we had approximately $108.3 million of net operating losses available to offset future taxable income, of which approximately $70.6 million were federal net operating losses with expiration dates that begin expiring in 2026 and will fully expire in 2030. We have an immaterial amount of foreign tax credits available for future use.
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

The cumulative loss incurred by the Company over the three-year period ended December 31, 2020, constitutes a piece of objective negative evidence which limits our ability to consider other subjective evidence. In addition, the uncertainty created by COVID-19, has meaningfully limited our ability to consider our projections for future profitability and growth in our assessment of the recoverability of our deferred income tax assets. We traditionally perform this evaluation in the fourth quarter of each year, utilizing our annual long-range planning and forecasting updates. As of December 31, 2021, and 2020, our deferred tax assets were net of valuation allowances of $24.2 million and $22.1 million, respectively. COVID-19 has significantly limited our ability to consider projections for future profitability as objectively verifiable positive evidence to support the realizability of deferred tax assets. As a result, we continue to maintain a valuation allowance against deferred tax assets associated with net operating losses and credits with set expiration dates.
Those deferred income tax assets which are not currently covered by a valuation allowance are those that are indefinite-lived, or whose temporary differences would reverse in the future and may result in the creation of an indefinite-lived deferred income tax asset, which we consider to be realized through future taxable income despite near term uncertainties. The amount of deferred income tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present, additional weight is given to subjective evidence such as our projections for future profitability and growth, or other relevant factors arise. We did not record a valuation allowance in 2019.
Income Tax Audits
The 2019, 2020 and 2021 federal and state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any Federal or state tax authority.
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2018 through 2021, and for the four-year SOL states, the SOL is open for years ending from 2017 through 2021.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2021.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the consolidated financial statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.
Loss Contingencies
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, the Company recognized a loss of $0.9 million in the fourth quarter of 2021 related to the minimum remaining contractual obligation for a license and service contract classified as a research and development cost on the Consolidated Statement of Operations.
This contract was originally intended to provide Spok Go with a source for electronic health record ("EHR") integration and enable the application to display content that was not previously available from all EHR's through an application programming interface. To date, we have not enhanced Spok Go such that it can make use of these integration licenses. New standards require that EHR's support the seamless and secure access, exchange, and use of information by third parties. With the change in standards and the ongoing iteration of internal development plans, we believe it is more likely than not that future Spok Go enhancements will make use of direct EHR access under these new standards as opposed to the use of a third party. Thus, as of December 31, 2021, it was more likely than not that we would be unable to realize any benefits from the remaining $0.9 million contractual obligation under this contract which extends through late 2023.
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
Future minimum lease payments under non-cancelable operating leases at December 31, 2021, were as follows:

(Dollars in thousands)	Operating Leases
For the Year Ended December 31,

2022	$6,217
2023	4,238
2024	2,381
2025	1,489
2026	1,110
Thereafter	189
Total	$15,624
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period.
Total rent expense under operating leases for the years ended December 31, 2021, 2020 and 2019, was approximately $16.8 million, $17.3 million and $17.7 million, respectively.
NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company has a savings plan in the U.S., the Spok Holdings, Inc. Savings and Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may elect to contribute a percentage of their wages, subject to certain limitations. Matching contributions under the savings plan were approximately $1.6 million for the years ended December 31, 2021, 2020, and 2019.
NOTE 13 - RELATED PARTIES
A former member of our Board of Directors, who departed the Board during the third quarter of 2020, concurrently served as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2020, and 2019, we recorded site rent expenses pertaining to these leases of $3.5 million and $3.6 million, respectively. These amounts were included within technology operations expenses.
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the years ended December 31, 2021, and 2020, we recognized revenues of $1.0 million and $0.7 million, respectively, related to contracts from the entity at which the individual is employed.

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
(Dollars in thousands)

Year ended December 31, 2021	$1,669	$573	$(800)	$1,442
Year ended December 31, 2020	$1,293	$1,382	$(1,006)	$1,669
Year ended December 31, 2019	$1,705	$1,248	$(1,660)	$1,293

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Third Amended and Restated Bylaws of Spok Holdings, Inc.	8-K	001-32358	3.1	10/30/2020
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Spok Holdings, Inc.	8-K	001-32358	3.1	9/3/2021
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
4.2	Rights Agreement, dated as of September 2, 2021, between Spok Holdings, Inc. and Computershare Trust Company N.A.	8-K	001-32358	4.1	9/3/2021
4.3	Description of securities registered under Section 12 of the Securities Exchange Act of 1934					Filed
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan	10-K	001-32358	10.12	2/18/2021
10.10†	Exhibits to Spok Holdings, Inc., 2018 Long-Term Incentive Plan for the 2019-2021 performance period.					Filed
10.11†	Spok Holdings, Inc. 2018 Short-Term Incentive Plan	10-K	001-32358	10.15	2/28/2019
10.12†	Spok Holdings, Inc. 2019 Short-Term Incentive Plan	10-K	001-32358	10.16	2/28/2019
10.13†	Spok Holdings, Inc. 2020 Short-Term Incentive Plan	10-K	001-32358	10.16	2/27/2020
10.14†	Spok Holdings, Inc. 2021 Short-Term Incentive Plan	10-K	001-32358	10.16	2/18/2021
10.15†	Spok Holdings, Inc. 2022 Short-Term Incentive Plan					Filed
10.16*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.17†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.18†	Spok Holdings, Inc. 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	6/19/2020
10.19†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of June 18, 2020	8-K	001-32358	10.1	6/18/2020

10.20	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2020 Equity Incentive Award Plan	10-K	001-32358	10.21	2/18/2021
10.21	Cooperation Agreement, dated as of June 18, 2020 by and among Spok Holdings, Inc., White Hat Strategic Partners LP, White Hat SP GP LLC, White Hat Capital Partners LP, and White Hat Capital Partners GP LLC	8-K	001-32358	10.1	6/19/2020
10.22	Spok Holdings, Inc. Deferred Compensation Plan For Non-Employee Directors	10-K	001-32358	10.23	2/18/2021
21	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema**					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation**					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition**					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels**					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation**					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)					Filed
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.
**    The financial information contained in these XBRL documents is unaudited.
†    Denotes a management contract or compensatory plan or arrangement.