Form 10-Q
period 2022-03-31
Spok Holdings, Inc
filed 2022-04-28
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,693,657 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of April 22, 2022.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$31,350	$44,583
Short-term investments	14,978	14,999
Accounts receivable, net	23,373	26,908
Prepaid expenses	8,095	6,641
Other current assets	878	922
Total current assets	78,674	94,053
Non-current assets:
Property and equipment, net	6,642	6,746
Operating lease right-of-use assets	14,993	15,821
Goodwill	99,175	99,175
Deferred income tax assets, net	32,684	31,653
Other non-current assets	707	706
Total non-current assets	154,201	154,101
Total assets	$232,875	$248,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,863	$5,292
Accrued compensation and benefits	15,769	13,948
Deferred revenue	24,223	25,608
Operating lease liabilities	5,112	5,405
Other current liabilities	5,147	4,745
Total current liabilities	54,114	54,998
Non-current liabilities:
Asset retirement obligations	6,372	6,355
Operating lease liabilities	11,256	11,883
Other non-current liabilities	1,238	1,227
Total non-current liabilities	18,866	19,465
Total liabilities	72,980	74,463
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	97,197	97,291
Accumulated other comprehensive loss	(1,563)	(1,588)
Retained earnings	64,259	77,986
Total stockholders’ equity	159,895	173,691
Total liabilities and stockholders' equity	$232,875	$248,154

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2022	2021

Revenue:
Wireless revenue	$18,846	$20,120
Software revenue	14,979	15,916
Total revenue	33,825	36,036
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,804	7,982
Research and development	6,497	4,444
Technology operations	7,013	7,204
Selling and marketing	5,315	5,139
General and administrative	10,435	10,280
Depreciation, amortization and accretion	934	2,727
Severance and restructuring	4,495	—
Total operating expenses	42,493	37,776
Operating loss	(8,668)	(1,740)
Interest income	67	61
Other expense	(13)	(27)
Loss before income taxes	(8,614)	(1,706)
Benefit from (provision for) income taxes	1,400	(591)
Net loss	$(7,214)	$(2,297)
Basic and diluted net loss per common share	$(0.37)	$(0.12)
Basic and diluted weighted average common shares outstanding	19,599,526	19,272,786
Cash dividends declared per common share	$0.3125	$0.1250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2022	2021

Net loss	$(7,214)	$(2,297)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	25	14
Other comprehensive income	25	14
Comprehensive loss	$(7,189)	$(2,283)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2021	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(2,297)	(2,297)
Purchase of common stock for tax withholding	(132,281)	—	(1,444)	—	(1,444)
Amortization of stock-based compensation	—	—	2,239	—	2,239
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the Equity Plans and other	20,952	—	—	—	—
Issuance of common stock in lieu of cash compensation	50,741	—	—	—	—
Cumulative translation adjustment	—	—	14	—	14
Balance, March 31, 2021	19,323,604	$2	$91,137	$105,433	$196,572

Balance, January 1, 2022	19,828,033	$2	$95,703	$77,986	$173,691
Net loss	—	—	—	(7,214)	(7,214)
Purchase of common stock for tax withholding and other	(134,354)	—	(1,209)	—	(1,209)
Amortization of stock-based compensation	—	—	1,115	—	1,115
Cash dividends declared	—	—	—	(6,513)	(6,513)
Cumulative translation adjustment	—	—	25	—	25
Balance, March 31, 2022	19,693,679	$2	$95,634	$64,259	$159,895

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2022	2021

Operating activities:
Net loss	$(7,214)	$(2,297)
Adjustments to reconcile net loss to net cash net (used ) provided by operating activities:
Depreciation, amortization and accretion	934	2,727
Deferred income tax (benefit) expense	(1,024)	510
Stock-based compensation	1,115	2,239
Provisions for credit losses, service credits and other	594	215
Changes in assets and liabilities:
Accounts receivable	2,951	1,039
Prepaid expenses and other assets	(1,421)	457
Net operating lease liabilities	(91)	338
Accounts payable, accrued liabilities and other	879	(3,038)
Deferred revenue	(1,602)	(1,471)
Net cash (used in) provided by operating activities	(4,879)	719
Investing activities:
Purchases of property and equipment	(679)	(727)
Capitalized software development	—	(2,920)
Purchase of short-term investments	(14,967)	(14,995)
Maturity of short-term investments	15,000	15,000
Net cash used in investing activities	(646)	(3,642)
Financing activities:
Cash distributions to stockholders	(6,524)	(2,730)
Purchase of common stock for tax withholding on vested equity awards	(1,209)	(1,444)
Net cash used in financing activities	(7,733)	(4,174)
Effect of exchange rate on cash and cash equivalents	25	14
Net decrease in cash and cash equivalents	(13,233)	(7,083)
Cash and cash equivalents, beginning of period	44,583	48,729
Cash and cash equivalents, end of period	$31,350	$41,646
Supplemental disclosure:
Income tax refunds received	$(39)	$(118)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Spok Holdings, Inc. (NASDAQ: SPOK) ("Spok," "we," "our" or the "Company"), through its wholly owned subsidiary Spok, Inc., is proud to be the global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on Spok products and services to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients.
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
Amounts shown in the Condensed Consolidated Statements of Operations within the operating expense categories of cost of revenue; research and development; technology operations; selling and marketing; and general and administrative are recorded exclusive of depreciation, amortization and accretion. These items are shown separately to the extent that they are considered material for the periods presented.
Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the Condensed Consolidated Balance Sheets.
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2021, is unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2021, has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2021.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets, goodwill, accounts receivable allowances, revenue recognition, determining the standalone selling price of performance obligations, variable consideration, restructuring related liabilities, depreciation expense, asset retirement obligations and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2021 Annual Report, which describe key risks associated with our operations and industry.
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
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2021 Annual Report.
NOTE 5 - RESTRUCTURING
In February 2022, the Company announced a new strategic business plan that includes a restructuring of its business to discontinue our integrated communications and collaboration platform, Spok Go®, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. As part of the restructuring program, the Company is eliminating approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. The following table provides a summary of our cost estimates by major type of expense associated with the strategic business plan. The restructuring actions associated with these charges are expected to be substantially complete in 2022.

Total Estimated Amount to be Incurred
Strategic Business Plan Estimates	(Dollars in millions)
Severance and personnel related costs	$5.7 million to $6.6 million
Contractual terminations	$0.5 million to $0.9 million
Total severance and restructuring related charges	$6.2 million to $7.5 million

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2022, the Company incurred total severance and restructuring costs of $4.5 million, which is included within the Condensed Consolidated Statement of Operations. These costs are as follows:

For the Three Months Ended March 31,
(Dollars in thousands)	2022

Severance and personnel related costs	$3,997
Contractual terminations	498
Total severance and restructuring costs	$4,495
A summary of activity for the three months ended March 31, 2022, for restructuring-related liabilities associated with the strategic business plan, which is included within accrued compensation and benefits and other current liabilities within the Condensed Consolidated Balance Sheet, is as follows:

(Dollars in thousands)

Balance at December 31, 2021	$—
Restructuring and other charges	4,495
Payments	(34)
Non-cash adjustment	(124)
Balance at March 31, 2022	$4,337
NOTE 6 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. (See Item 1. “Business,” in the 2021 Annual Report for more details.)
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our wireless, professional, and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless, maintenance. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Revenue:
Paging revenue	$18,313	$19,353
Product and other revenue	533	767
Wireless revenue	$18,846	$20,120

License	$1,824	$1,552
Professional services	3,336	4,354
Hardware	589	616
Operations revenue	5,749	6,522
Maintenance	9,230	9,394
Software revenue	$14,979	$15,916
Total revenue	$33,825	$36,036
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2022, and 2021. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021

United States	$32,772	$35,174
International	1,053	862
Total revenue	$33,825	$36,036
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the three months ended March 31, 2022, are as follows:

(Dollars in thousands)	December 31, 2021	Additions	Revenue Recognized	March 31, 2022

Deferred Revenue	$26,406	$13,491	$(15,093)	$24,804
During the three months ended March 31, 2022, the Company recognized $9.7 million related to amounts deferred as of December 31, 2021.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the three months ended March 31, 2022 are as follows:

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)	December 31, 2021	Additions	Commissions Recognized	March 31, 2022

Prepaid Commissions	$1,821	$831	$(1,024)	$1,628
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at March 31, 2022, was $40.5 million. We expect to recognize approximately $29.6 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
NOTE 7 - LEASES
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Operating lease cost	$1,482	$1,470
Short-term lease cost	2,633	2,739
Total lease cost	$4,115	$4,209

The following table presents supplemental cash flow information:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,535	$1,375

The following table presents the weighted average remaining lease term and discount rate:

	March 31,
(Dollars in thousands)	2022	2021

Weighted-average remaining lease term - operating leases (in years)	4.60	5.09
Weighted-average discount rate - operating leases	4.42%	4.65%

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of lease liabilities as of March 31, 2022, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2022 (remaining nine months)	$3,784
2023	4,309
2024	3,419
2025	2,459
2026	2,079
Thereafter	2,078
Total future lease payments	18,128
Imputed interest	(1,760)
Total	$16,368
NOTE 8 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Depreciation
Leasehold improvements	$19	$16
Asset retirement costs	(175)	(22)
Paging and computer equipment	850	1,069
Furniture, fixtures and vehicles	70	58
Total depreciation	764	1,121
Amortization
Intangible assets	—	417
Capitalized software development costs	—	1,035
Total amortization	—	1,452
Accretion	170	154
Total depreciation, amortization and accretion expense	$934	$2,727
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.4 million at March 31, 2022, and December 31, 2021, respectively. Accounts receivable, net includes $7.7 million and $7.1 million of unbilled receivables at March 31, 2022, and December 31, 2021, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2022	December 31, 2021

Leasehold improvements	shorter of useful life or lease term	$2,747	$3,307
Asset retirement costs	1-5	2,307	2,307
Paging and computer equipment	1-5	88,467	89,844
Furniture, fixtures and vehicles	3-5	3,539	3,668
Total property and equipment		97,060	99,126
Accumulated depreciation		(90,418)	(92,380)
Total property and equipment, net		$6,642	$6,746
NOTE 9 - GOODWILL
During the quarter ended March 31, 2022, we determined, based on qualitative assessment, that the Company's change in its strategic business plan and the accompanying restructuring, announced in February 2022, created a triggering event that required further assessment. As such, we performed a quantitative assessment. Based on this assessment, the estimated fair value of the reporting unit exceeded the carrying value of the Company, which indicated an impairment did not exist. For purposes of the goodwill impairment assessment, the Company as a whole is considered to be the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock.
While an impairment assessment is performed annually in the fourth quarter of the fiscal year, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2021	$130	$6,355	$6,485
Accretion	34	136	170
Amounts paid	(96)	—	(96)
Reclassifications	119	(119)	—
Balance at March 31, 2022	$187	$6,372	$6,559
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets at March 31, 2022, and December 31, 2021.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $7.8 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assume the underlying leases continue to be renewed to that future date. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2022, and December 31, 2021, we had no stock options outstanding.
At March 31, 2022, and December 31, 2021, there were 19,693,679 and 19,828,033 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
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
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022, and 2021, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2022 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 16, 2022	March 16, 2022	March 30, 2022	$0.3125	$6,513
Total			$0.3125	$6,513
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On April 27, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 25, 2022, and a payment date of June 24, 2022. Cash dividends related to common stock of approximately $6.1 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the three months ended March 31, 2022, we repurchased no common stock.

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
The components of basic and diluted net (loss) per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2022	2021

Numerator:
Net loss	$(7,214)	$(2,297)

Denominator:
Basic and diluted weighted average common shares outstanding	19,599,526	19,272,786

Basic and diluted net loss per common share	$(0.37)	$(0.12)
For the three months ended March 31, 2022, and 2021 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2022	2021

Restricted stock units	270,225	292,059
Stock-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that our stockholders subsequently approved on May 16, 2012. A total of 2,194,986 shares of common stock were reserved for issuance under this plan.
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan” and, together with the 2012 Equity Plan, the "Equity Plans") that our stockholders subsequently approved on July 28, 2020. At July 28, 2020, a total of 1,699,950 shares of common stock had been reserved for issuance under the Equity Plans, including 1,600,000 shares available under the 2020 Equity Plan and 99,950 shares which, as of the shareholder approval date, remained available for issuance under the 2012 Equity Plan. No further grants will be made under the 2012 Equity Plan, although, the 2012 Equity Plan continues to govern all outstanding awards thereunder.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of March 31, 2022, there was an aggregate of 270,885 unvested RSUs under the 2012 Equity Plan.
The following table summarizes the activities under the Equity Plans from January 1, 2022, through March 31, 2022:

Activity

Total equity securities available at January 1, 2022	990,129
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(443,901)
Total equity securities available at March 31, 2022	546,228
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the three months ended March 31, 2022:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2022	771,171	$11.24
Granted	454,429	8.65
Vested	(12,890)	11.10
Forfeited	(10,390)	11.92
Unvested at March, 31 2022	1,202,320	$10.26
Of the 1,202,320 unvested RSUs, DSUs and restricted stock outstanding at March 31, 2022, 571,898 RSUs include contingent performance requirements for vesting purposes. At March 31, 2022, there was $6.7 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended March 31, 2022, and 2021, no shares of the Company's stock were purchased. The following table summarizes the activities under the ESPP from January 1, 2022, through March 31, 2022:

Activity

Total ESPP equity securities available at January 1, 2022	133,184
ESPP common stock purchased by eligible employees	—
Total ESPP securities available at March 31, 2022	133,184
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Performance-based RSUs	$460	$573
Time-based RSUs, DSUs and restricted stock	655	1,023
Equity in lieu of salary	—	622
ESPP	—	21
Total stock-based compensation	$1,115	$2,239
NOTE 12 - INCOME TAXES
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law on March 27, 2020, to provide stimulus and relief in response to the coronavirus disease 2019 ("COVID-19") pandemic and resulting economic collapse. The CARES Act allows for the deferral of payment on the Company's share of the 6.2% Social Security tax on wages paid beginning on March 27, 2020 and ending on December 31, 2020. Deferred amounts are payable in two installments, with 50% of such taxes due on December 31, 2021, and the remainder due on December 31, 2022. This resulted in a total deferral of approximately $2.1 million of payroll taxes under this provision, of which $1.0 million remains due by December 31, 2022, and is included within current liabilities in the Condensed Consolidated Balance Sheet.
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
For 2022, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21% primarily due to the effect of state income taxes, permanent differences between book and taxable income, and certain discrete items.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had total net deferred income tax assets ("DTAs") of $32.7 million and $31.7 million at March 31, 2022, and December 31, 2021, respectively. We had a valuation allowance of $25.2 million and $24.2 million at March 31, 2022, and December 31, 2021, respectively.
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
Deferred income tax assets which are not currently covered by a valuation allowance are those that are indefinite-lived, or whose temporary differences would reverse in the future and may result in the creation of an indefinite-lived deferred income tax asset, which we consider to be realized through future taxable income despite near-term uncertainties. The amount of deferred income tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present, additional weight is given to subjective evidence such as our projections for future profitability and growth, or other relevant factors arise.
NOTE 13 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2022, to the commitments and contingencies previously reported in the 2021 Annual Report.
NOTE 14 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the three months ended March 31, 2022, and 2021, we recognized revenues of $0.1 million and $0.2 million respectively, related to contracts from the entity at which the individual is employed.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, “we,”"us,", “Spok,” “our” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section and "Risk Factors" below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the 2021 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.

Overview
The following MD&A is intended to help the reader understand the results of operations and financial condition of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2021 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
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
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report and Item 1. "Business" of Part I of the 2021 Annual Report, which describe our business in further detail.
New Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that includes a restructuring of our business to discontinue Spok Go®, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. The strategic business plan includes a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. While there are numerous factors that went into this decision, the ongoing challenge of the COVID-19 pandemic made it difficult for the Spok Go platform to gain sufficient traction with customers or for our business to continue operating with our current level of costs and personnel. This shift in focus will allow us to prioritize cash flow generation and the return of capital to stockholders. As a result of this new strategic business plan, our Board of Directors has increased the regular quarterly dividend from $0.125 to $0.3125 and has authorized a share repurchase program of up to $10 million of our common stock.
As part of the restructuring program, we have begun the process of eliminating approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. We expect to record one-time pre-tax restructuring charges of approximately $6.2 million to $7.5 million, comprised of approximately $5.7 million to $6.6 million in severance and personnel related costs and approximately $0.5 million to $0.9 million in contractual terminations. Future cash payments related to these charges are expected to generally be within the same range. The restructuring actions associated with these charges are expected to be substantially complete in 2022. Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the virus significantly impacted the global economy. Although federal and state restrictions were not widely adopted until late in the first quarter of 2020, we began to experience a direct impact on our sales cycle in late February 2020 as hospitals, our largest customer segment, began to delay purchasing decisions and address staff reductions. These delays continued to affect our software bookings, which directly impacted license and equipment revenues during 2021.
We also experienced delays in our ability to deliver on-site implementation services, which has impacted our services revenue since the onset of the pandemic. While much of our implementation process can be performed remotely, the on-premise nature of certain of our solutions requires some level of on-site presence to completely implement. These impacts primarily resulted in delays in the timing of revenue recognition during 2021, as associated revenue corresponds to our backlog of performance obligations ready for delivery at some point in the future.
While many hospitals relaxed their initial capacity and social distancing guidelines in the second half of 2020, some of our customers continued such restrictions into 2021 and 2022 to ensure the safety of their personnel and patients. Such restrictions, which have varied considerably depending on the size of an organization, geographical location and local regulations, can make it difficult for external personnel who are not critical to the immediate operating needs of a hospital, such as our implementation staff, to gain access.

Furthermore, hospital have continued to struggle with significant burnout and resource constraints due to the pandemic. The U.S. Healthcare system has lost between one in five and one in six healthcare workers since the pandemic began, and nursing staffs have been significantly depleted. On average it takes four to five years to train a nurse, and we expect these resource constraints to last well into the future.
As we return to pre-pandemic operating levels, much of our business continues to be driven by our customers and their ability to resume operations beyond providing just critical needs and emergency services. Many hospitals initially reduced the number of elective surgeries as a result of government restrictions, as well as patients delaying or canceling elective procedures during the pandemic. While most organizations began to see improved operating levels during the second half of 2020 and into 2021 and 2022 as the number of overall U.S. virus cases declined, some of our customers in certain geographic areas continued to experience periodic capacity constraints due to the emergence of new COVID-19 variants.
The length and severity of pandemic-related challenges affecting our customer base remain uncertain, and we continue to monitor new COVID-19 variants of concern that may indicate risks of increased transmission and more severe disease. Any significant spikes in U.S. virus cases could delay or reverse progress towards returning to pre-pandemic operational levels. With the continued distribution of effective vaccines, however, we are optimistic that spikes in virus cases will be mitigated and that our customers' operating levels will continue to improve as pandemic-related restrictions are lifted.
While we are likely to see some lingering and continued effects from COVID-19, barring the emergence of a severe COVID-19 variant of concern, which might have significant negative effects on the overall economy and our customer base specifically, we have largely returned to pre-pandemic operations in 2022.
During 2021, we continued to prudently manage operating expenses and liquidity, with the goal of neutralizing the impact of the pandemic on our cash flows. Each of these measures is described in further detail below:
•Reduced work schedules: We enacted a Company-wide plan that reduced work schedules, resulting in a temporary reduction in compensation expenses during the second, third and fourth quarters of 2020 and continuing through the first half of 2021, whereby each of our employees, including our executive officers, was subject to one to two weeks of a reduced work schedule per quarter. For the three months ended March 31, 2021, these reduced work schedules resulted in realized savings of $1.0 million in compensation expense.
•Equity in Lieu of Cash Compensation: We also enacted a plan for the first three quarters of 2021 whereby qualified employees received a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. These awards, which affected approximately 450 of our employees, were made in advance on a quarterly basis and vested immediately. For the three months ended March 31, 2021, we achieved cash savings of $0.6 million.
•Non-Employee Director Alternative DSU or Restricted Stock Plan: Under this alternative payment plan, which was in effect from the third quarter of 2020 through the third quarter of 2021, all non-employee directors voluntarily elected to receive either DSUs or restricted stock in lieu of the entire cash portion of their compensation. For the three months ended March 31, 2021, we achieved cash savings of $0.1 million. (Refer to Note 11, "Stockholder's Equity" in the Notes to Condensed Consolidated Financial Statements for further detail related to the alternative DSU or restricted stock plan).

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2022, and 2021:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Total	%

Revenue:
Wireless revenue	$18,846	$20,120	$(1,274)	(6.3)%
Software revenue	14,979	15,916	(937)	(5.9)%
Total revenue	33,825	36,036	(2,211)	(6.1)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,804	7,982	(178)	(2.2)%
Research and development	6,497	4,444	2,053	46.2%
Technology operations	7,013	7,204	(191)	(2.7)%
Selling and marketing	5,315	5,139	176	3.4%
General and administrative	10,435	10,280	155	1.5%
Depreciation, amortization and accretion	934	2,727	(1,793)	(65.7)%
Severance and restructuring	4,495	—	4,495	—%
Total operating expenses	42,493	37,776	4,717	12.5%
Operating loss	(8,668)	(1,740)	(6,928)	398.2%
Interest income	67	61	6	9.8%
Other expense	(13)	(27)	14	(51.9)%
Loss before income taxes	(8,614)	(1,706)	(6,908)	404.9%
Benefit from (provision for) income taxes	1,400	(591)	1,991	(336.9)%
Net loss	$(7,214)	$(2,297)	$(4,917)	214.1%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	548	603	(55)	(9.1)%
Active transmitters	3,399	3,631	(232)	(6.4)%

Revenue
We offer a focused suite of unified clinical communications and collaboration solutions that include call center applications, clinical alerting and notifications, one-way and advanced two-way wireless messaging services, mobile communications and public safety solutions.
We develop, sell and support enterprise-wide systems for healthcare, government, large enterprise and other organizations needing to automate, centralize and standardize their approach to clinical communications and collaboration. Our solutions can be found in prominent hospitals, large government agencies, leading public safety institutions, colleges and universities, large hotels, resorts and casinos, and well-known manufacturers. Our primary market is the healthcare provider industry, particularly hospitals. While we have historically identified hospitals with 200 or more beds as the primary targets for our software solutions, as well as our paging services, we have expanded our focus to include smaller hospitals with shorter sales cycles, including academic medical centers.
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval), equipment, maintenance plans and/or equipment loss protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Statement of Operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software), and post-contract support (ongoing maintenance), is presented as software revenue in our Condensed Consolidated Statement of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 6, "Revenue, Deferred Revenue and Prepaid Commissions" in the Notes to Condensed Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Total	%

Revenue - wireless:
Paging revenue	$18,313	$19,353	$(1,040)	(5.4)%
Product and other revenue	533	767	(234)	(30.5)%
Total wireless revenue	18,846	20,120	(1,274)	(6.3)%

Revenue - software:
License	1,824	1,552	272	17.5%
Professional services	3,336	4,354	(1,018)	(23.4)%
Hardware	589	616	(27)	(4.4)%
Operations revenue	5,749	6,522	(773)	(11.9)%
Maintenance revenue	9,230	9,394	(164)	(1.7)%
Total software revenue	14,979	15,916	(937)	(5.9)%
Total revenue	$33,825	$36,036	$(2,211)	(6.1)%
Wireless Revenue
The decrease in wireless revenue for the three months ended March 31, 2022, compared to the same period in 2021, reflects the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.

ARPU was $7.24 and $7.34 for the three months ended March 31, 2022, and 2021, respectively. Total units in service were 0.8 million and 0.9 million as of March 31, 2022, and 2021, respectively. Approximately half of the decline in ARPU was related to the decreases in Universal Service Fees ("USF") with the remainder coming primarily from lower variable revenue associated with overcall fees which are charged to customers when their service usage is greater than their allotted plan. USF fees are effectively pass-through items that have corresponding costs associated with them. Excluding these pass-through items, ARPU would have declined in-line with historical trends.
We believe that demand will continue to decline for the foreseeable future in line with recent and historical trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended March 31,			Change Due To:
(in thousands)	2022	2021	Change	ARPU	Units

Paging revenue	$18,313	$19,353	$(1,040)	$(232)	$(808)

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
The GenA pager is the only product available on the market with these capabilities, and we maintain an exclusive arrangement with the product's manufacturer. Given the product differentiation of the GenA pager, its development is a key initiative providing a competitive advantage, and we expect this new technology will be popular with our customers in clinical environments and may help slow our wireless revenue attrition.
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
Operations Revenue
Software operations revenue decreased during the three months ended March 31, 2022, when compared to the same period in 2021. Services revenue decreased due to a number of factors, including a decrease in billable personnel and an underutilization of resources, during the three months ended March 31, 2022. The underutilization of resources can largely be attributed to the announcement of our new strategic business plan and related restructuring efforts whereby certain services personnel were notified of termination 60 days in advance in accordance with Federal law. The decline in services revenue was partially offset by an increase in license revenue, given an improving economy and selling environment when compared to the period in 2021.

Maintenance Revenue
Compared to the same period in 2021, maintenance revenue decreased for the three months ended March 31, 2022. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue. Historically, this revenue churn had been offset by the growth in our license sales.
While we have not seen a meaningful increase in our normal customer churn, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Given these dynamics, we believe annual maintenance revenue is likely to be relatively flat or slightly down until such time that we are able to enhance our existing software solutions, which would provide an avenue for additional maintenance revenue.

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

The following is a review of our operating expense categories for the three months ended March 31, 2022, and 2021. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Total	%

Payroll and related	$5,110	$5,139	$(29)	(0.6)%
Cost of sales	1,557	1,386	171	12.3%
Recoverable taxes and fees	712	867	(155)	(17.9)%
Stock-based compensation	109	291	(182)	(62.5)%
Other	316	299	17	5.7%
Total cost of revenue	$7,804	$7,982	$(178)	(2.2)%

FTE Employees	177	186	(9)	(4.8)%
For the three months ended March 31, 2022, cost of revenue decreased compared to the same period in 2021, driven by a decrease in stock-based compensation and recoverable taxes and fees, partially offset by an increase in cost of sales.
Stock-based compensation decreased as we discontinued the cost savings measure to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash. Additionally, there was a general decrease in employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and related elimination of positions. Recoverable taxes and fees declined due to general decreases in USF fees, which are essentially pass-through items. Cost of sales expenses grew primarily due to greater use of third-party professional services that we utilize to augment Company resources when short-term capacity constraints exist.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Total	%

Payroll and related	$4,305	$4,475	$(170)	(3.8)%
Outside services	1,899	2,277	(378)	(16.6)%
Capitalized software development	—	(2,920)	2,920	(100.0)%
Stock-based compensation	130	475	(345)	(72.6)%
Other	163	137	26	19.0%
Total research and development	$6,497	$4,444	$2,053	46.2%

FTE Employees	101	122	(21)	(17.2)%
For the three months ended March 31, 2022, research and development expenses increased compared to the same period in 2021, driven by lower capitalized software development. This was partially offset by decreases in outside services, stock-based compensation and payroll and related costs.
As a result of our decision to discontinue Spok Go, for the three months ended March 31, 2022, we did not capitalize any software development costs, as compared to $2.9 million in capitalized software development costs in the same period in 2021.

Outside service costs tend to vary based on the timing of professional services, attributable to our full suite of products. Stock-based compensation decreased as we discontinued the cost savings measure to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash. Additionally, there was a general decrease in employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and related elimination of positions.Payroll and related costs declined largely due to the decrease in headcount, partially offset by increased payroll resulting from the discontinuation of reduced work schedules as of the third quarter of 2021.
We will continue to focus on the development efforts of our software solutions and intend to maintain these efforts based on their importance to our continued success, however these efforts will be targeted to specific enhancements. We expect total research and development costs will continue to significantly decrease in 2022 as part of our new strategic business plan and our intent to eliminate all Spok Go related costs.
Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Total	%

Payroll and related	$2,509	$2,467	$42	1.7%
Site rent	3,067	3,196	(129)	(4.0)%
Telecommunications	771	837	(66)	(7.9)%
Stock-based compensation	55	137	(82)	(59.9)%
Other	611	567	44	7.8%
Technology Operations	$7,013	$7,204	$(191)	(2.7)%

FTE Employees	85	89	(4)	(4.5)%
For the three months ended March 31, 2022, technology operations expenses decreased slightly compared to the same period in 2021, primarily due to decreases in site rent and stock-based compensation, offset by a modest increase in payroll and related expenses.
The number of active transmitters, which directly affects our site rent expenses, declined 6.4% from March 31, 2021, to March 31, 2022, a result of our network rationalization efforts. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Stock-based compensation decreased as a result of discontinuing our plan to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash. Payroll and related expenses increased primarily due to increased payroll resulting from the discontinuation of reduced work schedules as of the third quarter of 2021
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Total	%

Payroll and related	$3,468	$3,365	$103	3.1%
Commissions	1,024	1,105	(81)	(7.3)%
Stock-based compensation	79	350	(271)	(77.4)%
Advertising and events	568	161	407	252.8%
Other	176	158	18	11.4%
Total selling and marketing	$5,315	$5,139	$176	3.4%

FTE Employees	91	104	(13)	(12.5)%

For the three months ended March 31, 2022, selling and marketing expenses increased compared to the same period in 2021, driven primarily by increases in advertising and events and payroll and related expenses, partially offset by a reduction in stock-based compensation.
The increase in advertising and events largely reflects an increase in trade show participation compared to the same period last year which was still in peak months of the pandemic. Nationwide travel and in-person participation in larger marketing events has improved but continued to remain below pre-pandemic levels. Payroll and related expenses were lower during the three months ended March 31, 2021 as a result of cost savings measures, including reduced work schedules and equity in lieu of cash compensation that were not in place for the three months ended March 31, 2022. This was partially offset by the decrease in headcount.
Stock-based compensation decreased due to the discontinuation of the cost savings measure to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash. Additionally, there was a general decrease in employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and related elimination of positions.
General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	Total	%

Payroll and related	$4,051	$3,818	$233	6.1%
Stock-based compensation	742	986	(244)	(24.7)%
Facility rent, office and technology costs	2,680	2,480	200	8.1%
Outside services	1,900	1,825	75	4.1%
Taxes, licenses and permits	265	214	51	23.8%
Bad debt	(14)	106	(120)	(113.2)%
Other	811	851	(40)	(4.7)%
Total general and administrative	$10,435	$10,280	$155	1.5%

FTE Employees	94	102	(8)	(7.8)%
For the three months ended March 31, 2022, general and administrative expenses increased compared to the same period in 2021, driven by increases in payroll and related costs and facility rent, office and technology costs. These were partially offset by decreases in stock-based compensation and bad debt expenses.
Payroll and related expenses increased as we discontinued the cost savings measure of reduced work schedules as of the third quarter of 2021. The increase in facility rent, office and technology costs was primarily due to higher expenses for software, hardware and IT related costs.
Stock-based compensation decreased as we discontinued the cost savings measure to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash, which ended as of the fourth quarter of 2021. Additionally, there was a general decrease in employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and related elimination of positions. Bad debt expense was lower resulting from improvements in collection efforts with a corresponding reduction in the amount reserved for credit losses.
Depreciation, Amortization and Accretion
For the three months ended March 31, 2022, and 2021, depreciation, amortization and accretion expenses were $0.9 million and $2.7 million, respectively. Expenses decreased for the three months ended March 31, 2022, compared to the same period in 2021, primarily due to amortization of software development costs ending in the fourth quarter of 2021 as a result of discontinuation of Spok Go. Expenses also decreased due to lower depreciation for certain computer hardware and software assets that became fully depreciated in 2021.

Severance and Restructuring
For the three months ended March 31, 2022, severance and restructuring expenses were $4.5 million. Expenses increased for the three months ended March 31, 2022, primarily due to an increase in severance and personnel related costs of $4.0 million and costs related to contractual terminations of $0.5 million, resulting from the implementation of the new strategic business plan. Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.
Income Taxes
Benefit from (provision for) income taxes from income taxes was $1.4 million and $(0.6) million for the three months ended March 31, 2022, and 2021, respectively. Benefit from (provision for) income taxes changed for the three months ended March 31, 2022, compared to the same period in 2021 due to the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 12, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2022, we held cash, cash equivalents and short-term investments of $46.3 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities and are therefore classified as held-to-maturity and are reported at amortized cost in our Condensed Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions. Our short-term investments consist entirely of U.S. Treasury securities, which are classified as held-to-maturity and are measured at amortized cost on our Condensed Consolidated Balance Sheets.
Cash Sources
Our primary sources of liquidity have been our cash flows generated from operations and existing cash and cash equivalents. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term (next 12 months) and long term (beyond 12 months). At any point in time, we maintain approximately $5.0 million to $10.0 million in our operating accounts that are with third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
Cash Uses
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. As a result of our discontinuation of Spok Go, we will no longer invest heavily in its development, and, as a result, we anticipate that we will have more cash available for other uses than in prior years.
On February 16, 2022, the Board authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

As part of the restructuring program in connection with our new strategic business plan, we expect to record one-time pre-tax restructuring charges of approximately $6.2 million to $7.5 million, comprised of approximately $5.7 million to $6.6 million in severance and personnel related costs and approximately $0.5 million to $0.9 million in contractual terminations. Future cash payments related to these charges are expected to generally be within the same range. The restructuring actions associated with these charges are expected to be substantially complete in 2022. Because of these cash payments related to the restructuring program, we anticipate that our cash on hand will decrease during 2022. However, our restructuring efforts are meant to refocus our operational efforts towards cash flow generation and the return of capital to our stockholders. Should our restructuring efforts be successful, we anticipate future operating periods will return to historically positive cash flow generation.
Cash Flows Overview
In response to COVID-19, management enacted certain temporary cost mitigation measures in 2020 and 2021, as previously discussed. While we have previously discussed the impact on our revenues from the pandemic, we do not expect COVID-19 will have a material impact on our liquidity given our ability to reduce costs further, if necessary. In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, not repurchase shares of our common stock under the share repurchase program, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms.
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2022, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021

Net cash (used in) provided by operating activities	$(4,879)	$719	$(5,598)
Net cash used in investing activities	(646)	(3,642)	2,996
Net cash used in financing activities	(7,733)	(4,174)	(3,559)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the three months ended March 31, 2022, net cash used by operating activities was $4.9 million due primarily to the net loss of $7.2 million, changes in deferred revenue of $(1.6) million and in prepaid expenses and other assets of $(1.4) million, and a deferred income tax benefit of $1.0 million. This was partially offset by changes in accounts receivable of $3.0 million, stock-based compensation of $1.1 million, depreciation, amortization and accretion of $0.9 million, and changes in accounts payable, accrued liabilities and other of $0.9 million.
For the three months ended March 31, 2021, net cash provided by operating activities was $0.7 million due primarily to non-cash items such as depreciation, amortization and accretion of $2.7 million, stock-based compensation of $2.2 million, and other non-cash items of $0.7 million. This was partially offset by a net loss of $2.3 million, a change in accounts payable, accrued liabilities and other of $3.0 million and deferred revenue of $1.4 million, partially offset by changes in account receivable of $1.0 million, change in prepaid expenses, inventory, and other assets of $0.5 million and changes in lease liability of $0.3 million.
Investing Activities
For the three months ended March 31, 2022, and 2021, net cash used in investing activities was $0.6 million and $3.6 million. Our 2021 investing activities reflected the capitalization of software development costs, however with the discontinuation of Spok Go, we did not incur such costs in 2022. Net cash used in investing activities also reflects purchases of property and equipment, and the purchase and maturity of short-term investments in both periods.

Financing Activities
For the three months ended March 31, 2022, and 2021, net cash used in financing activities was $7.7 million and $4.2 million, respectively, due primarily to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On April 27, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 25, 2022, and a payment date of June 24, 2022. This cash dividend of approximately $6.1 million, applicable to our common stock outstanding, will be paid from available cash on hand. We expect to continue paying dividends of $0.3125 per share of common stock each quarter for the remainder of 2022, subject to declaration by the Board of Directors.
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
The following table provides the Company's significant commitments and contractual obligations as of March 31, 2022:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$14,444	4,559	$6,961	$2,695	$229
Unconditional purchase obligations	6,441	3,256	3,116	69	—
Total contractual obligations	$20,885	$7,815	$10,077	$2,764	$229
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
Refer to Note 7, "Leases," and Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 14, "Related Parties" in the Notes to Condensed Consolidated Financial Statements for a discussion regarding our related party transactions.
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

There have been no changes to the critical accounting policies reported in the 2021 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2022, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the Part I of the 2021 Annual Report have not materially changed during the three months ended March 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2022.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of February 16, 2022					Filed
10.2	Voting and Standstill Agreement, dated March 20, 2022, by and between Spok Holdings, Inc., Braeside Investments, LLC, Braeside Capital, L.P. and Braeside Capital II, L.P.	8-K	001-32358	10.1	3/21/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included Exhibit 101)					Filed

*	The financial information contained in these XBRL documents is unaudited.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: April 28, 2022	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)