Form 10-Q
period 2022-06-30
Spok Holdings, Inc
filed 2022-07-28
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32358

SPOK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1694797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5911 Kingstowne Village Pkwy, 6th Floor
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,693,657 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 22, 2022.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,437	$44,583
Short-term investments	14,995	14,999
Accounts receivable, net	26,583	26,908
Prepaid expenses	7,187	6,641
Other current assets	788	922
Total current assets	72,990	94,053
Non-current assets:
Property and equipment, net	6,487	6,746
Operating lease right-of-use assets	17,367	15,821
Goodwill	99,175	99,175
Deferred income tax assets, net	32,151	31,653
Other non-current assets	706	706
Total non-current assets	155,886	154,101
Total assets	$228,876	$248,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,160	$5,292
Accrued compensation and benefits	11,475	13,948
Deferred revenue	25,975	25,608
Operating lease liabilities	5,150	5,405
Other current liabilities	5,091	4,745
Total current liabilities	51,851	54,998
Non-current liabilities:
Asset retirement obligations	6,490	6,355
Operating lease liabilities	13,575	11,883
Other non-current liabilities	766	1,227
Total non-current liabilities	20,831	19,465
Total liabilities	72,682	74,463
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	98,158	97,291
Accumulated other comprehensive loss	(1,792)	(1,588)
Retained earnings	59,826	77,986
Total stockholders’ equity	156,194	173,691
Total liabilities and stockholders' equity	$228,876	$248,154

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2022	2021	2022	2021

Revenue:
Wireless revenue	$18,700	$19,859	$37,547	$39,979
Software revenue	15,010	15,864	29,988	31,780
Total revenue	33,710	35,723	67,535	71,759
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,980	7,859	14,784	15,840
Research and development	2,624	4,156	9,121	8,600
Technology operations	6,880	7,022	13,893	14,226
Selling and marketing	3,874	5,184	9,189	10,323
General and administrative	9,619	10,480	20,054	20,761
Depreciation, amortization and accretion	871	2,457	1,805	5,184
Severance and restructuring	450	174	4,945	174
Total operating expenses	31,298	37,332	73,791	75,108
Operating income (loss)	2,412	(1,609)	(6,256)	(3,349)
Interest income	170	61	237	122
Other income	25	29	12	2
Income (loss) before income taxes	2,607	(1,519)	(6,007)	(3,225)
(Provision for) benefit from income taxes	(683)	800	717	209
Net income (loss)	$1,924	$(719)	$(5,290)	$(3,016)
Basic and diluted net income (loss) per common share	$0.10	$(0.04)	$(0.27)	$(0.16)
Basic weighted average common shares outstanding	19,693,659	19,395,364	19,645,680	19,335,081
Diluted weighted average common shares outstanding	19,807,430	19,395,364	19,645,680	19,335,081
Cash dividends declared per common share	$0.3125	$0.1250	$0.6250	$0.2500

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands)	2022	2021	2022	2021

Net income (loss)	$1,924	$(719)	$(5,290)	$(3,016)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(229)	3	(204)	17
Other comprehensive (loss) income	(229)	3	(204)	17
Comprehensive income (loss)	$1,695	$(716)	$(5,494)	$(2,999)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2021	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(2,297)	(2,297)
Purchase of common stock for tax withholding	(132,281)	—	(1,444)	—	(1,444)
Amortization of stock-based compensation	—	—	2,239	—	2,239
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the Equity Plans and other	20,952	—	—	—	—
Issuance of common stock in lieu of cash compensation	50,741	—	—	—	—
Cumulative translation adjustment	—	—	14	—	14
Balance, March 31, 2021	19,323,604	$2	$91,137	$105,433	$196,572
Net loss	—	—	—	(719)	(719)
Purchase of common stock for tax withholding	(19,874)	—	(212)	—	(212)
Amortization of stock-based compensation	—	—	1,781	—	1,781
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the 2020 Equity Plan and other	39,010	—	132	—	132
Issuance of common stock in lieu of cash compensation	58,430	—	—	—	—
Cumulative translation adjustment	—	—	3	—	3
Balance, June 30, 2021	19,401,170	$2	$92,841	$102,161	$195,004

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2022	19,828,033	$2	$95,703	$77,986	$173,691
Net loss	—	—	—	(7,214)	(7,214)
Purchase of common stock for tax withholding and other	(134,354)	—	(1,209)	—	(1,209)
Amortization of stock-based compensation	—	—	1,115	—	1,115
Cash dividends declared	—	—	—	(6,513)	(6,513)
Cumulative translation adjustment	—	—	25	—	25
Balance, March 31, 2022	19,693,679	$2	$95,634	$64,259	$159,895
Net Income	—	—	—	1,924	1,924
Purchase of common stock for tax withholding and other	(22)	—	—	—	—
Amortization of stock-based compensation	—	—	961	—	961
Cash dividends declared	—	—	—	(6,357)	(6,357)
Cumulative translation adjustment	—	—	(229)	—	(229)
Balance, June 30, 2022	19,693,657	$2	$96,366	$59,826	$156,194

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2022	2021

Operating activities:
Net loss	$(5,290)	$(3,016)
Adjustments to reconcile net loss to net cash net (used ) provided by operating activities:
Depreciation, amortization and accretion	1,805	5,184
Deferred income tax benefit	(495)	(291)
Stock-based compensation	2,076	4,020
Provisions for credit losses, service credits and other	861	657
Changes in assets and liabilities:
Accounts receivable	(576)	1,775
Prepaid expenses and other assets	(416)	994
Net operating lease liabilities	(109)	563
Accounts payable, accrued liabilities and other	(3,582)	(3,538)
Deferred revenue	(169)	(2,482)
Net cash (used in) provided by operating activities	(5,895)	3,866
Investing activities:
Purchases of property and equipment	(1,192)	(2,198)
Capitalized software development	—	(5,618)
Purchase of short-term investments	(14,967)	(29,993)
Maturity of short-term investments	15,000	30,000
Net cash used in investing activities	(1,159)	(7,809)
Financing activities:
Cash distributions to stockholders	(12,679)	(5,152)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	132
Purchase of common stock for tax withholding on vested equity awards	(1,209)	(1,656)
Net cash used in financing activities	(13,888)	(6,676)
Effect of exchange rate on cash and cash equivalents	(204)	17
Net decrease in cash and cash equivalents	(21,146)	(10,602)
Cash and cash equivalents, beginning of period	44,583	48,729
Cash and cash equivalents, end of period	$23,437	$38,127
Supplemental disclosure:
Income taxes paid/(refunded)	$185	$(42)

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
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2021 Annual Report.
NOTE 5 - RESTRUCTURING
In February 2022, the Company announced a new strategic business plan that includes a restructuring of its business to discontinue the integrated communications and collaboration platform, Spok Go®, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. As part of the restructuring program, the Company initially estimated elimination of approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. The Company currently expects total eliminations of approximately 150 positions, with the majority of positions having been terminated as of June 30, 2022. The following table provides a summary of our updated cost estimates by major type of expense associated with the strategic business plan. The restructuring activities associated with these changes are substantially complete, and we expect the remainder to be completed in the second half of 2022.

Total Estimated Amount to be Incurred
Strategic Business Plan Estimates	(Dollars in millions)
Severance and personnel related costs	$5.5 million to $5.8 million
Contractual terminations	$0.5 million to $0.7 million
Total severance and restructuring related charges	$6.0 million to $6.5 million

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2022, the Company incurred total severance and restructuring costs of $0.5 million and $4.9 million respectively, which is included within the Condensed Consolidated Statement of Operations. These costs are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2022

Severance and personnel related costs	$349	$4,346
Contractual terminations	101	599
Total severance and restructuring costs	$450	$4,945
A summary of activity for the six months ended June 30, 2022, for restructuring-related liabilities associated with the strategic business plan, which is included within accrued compensation and benefits and other current liabilities within the Condensed Consolidated Balance Sheet, is as follows:

(Dollars in thousands)

Balance at December 31, 2021	$—
Restructuring and other charges	4,495
Payments	(34)
Non-cash adjustment	(124)
Balance at March 31, 2022	$4,337
Restructuring and other charges	$525
Payments	(2,302)
Non-cash adjustment	(188)
Balance at June 30, 2022	$2,372
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
Our wireless, professional, and maintenance services are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Revenue:
Paging revenue	$18,141	$19,135	$36,454	$38,488
Product and other revenue	559	724	1,093	1,491
Wireless revenue	$18,700	$19,859	$37,547	$39,979

License	$1,962	$908	$3,786	$2,460
Professional services	3,331	4,865	6,667	9,219
Hardware	507	482	1,096	1,098
Operations revenue	5,800	6,255	11,549	12,777
Maintenance	9,210	9,609	18,439	19,003
Software revenue	$15,010	$15,864	$29,988	$31,780
Total revenue	$33,710	$35,723	$67,535	$71,759
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2022, and 2021. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

United States	$32,553	$34,799	$65,325	$69,973
International	1,157	924	2,210	1,786
Total revenue	$33,710	$35,723	$67,535	$71,759
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the six months ended June 30, 2022, are as follows:

(Dollars in thousands)	December 31, 2021	Additions	Revenue Recognized	June 30, 2022

Deferred Revenue	$26,406	$(30,206)	$30,037	$26,237

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended June 30, 2022, the Company recognized $17.0 million related to amounts deferred as of December 31, 2021.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the six months ended June 30, 2022 are as follows:

(Dollars in thousands)	December 31, 2021	Additions	Commissions Recognized	June 30, 2022

Prepaid Commissions	$1,821	$2,039	$(2,071)	$1,789
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at June 30, 2022, was $44.5 million. We expect to recognize approximately $33.5 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
In May 2022, we extended twenty-three site leases on a Master License Agreement which included a term of 10 years with an option to terminate within 45 days of notification of termination. At that time, we recorded $2.9 million in a right-of-use asset and corresponding operating lease liability for these leases.
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Operating lease cost	$1,379	$1,491	$2,861	$2,961
Short-term lease cost	2,448	2,642	5,081	5,383
Total lease cost	$3,827	$4,133	$7,942	$8,344

The following table presents supplemental cash flow information:

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,945	$2,641

The following table presents the weighted average remaining lease term and discount rate:

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 30,
(Dollars in thousands)	2022	2021

Weighted-average remaining lease term - operating leases (in years)	4.80	4.97
Weighted-average discount rate - operating leases	4.37%	4.60%
Maturities of lease liabilities as of June 30, 2022, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2022 (remaining six months)	$2,656
2023	4,790
2024	3,894
2025	2,926
2026	2,559
Thereafter	4,192
Total future lease payments	21,017
Imputed interest	(2,292)
Total	$18,725
NOTE 8 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Depreciation
Leasehold improvements	$16	$18	$35	$34
Asset retirement costs	(175)	(22)	(350)	(44)
Paging and computer equipment	800	982	1,650	2,052
Furniture, fixtures and vehicles	60	62	130	120
Total depreciation	701	1,040	1,465	2,162
Amortization
Intangible assets	—	—	—	417
Capitalized software development costs	—	1,263	—	2,297
Total amortization	—	1,263	—	2,714
Accretion	170	154	340	308
Total depreciation, amortization and accretion expense	$871	$2,457	$1,805	$5,184
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.4 million at both June 30, 2022, and December 31, 2021, respectively. Accounts receivable, net includes $7.8 million and $7.1 million of unbilled receivables at June 30, 2022, and December 31, 2021, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2022	December 31, 2021

Leasehold improvements	shorter of useful life or lease term	$2,613	$3,307
Asset retirement costs	1-5	2,307	2,307
Paging and computer equipment	1-5	87,745	89,844
Furniture, fixtures and vehicles	3-5	3,322	3,668
Total property and equipment		95,987	99,126
Accumulated depreciation		(89,500)	(92,380)
Total property and equipment, net		$6,487	$6,746
NOTE 9 - GOODWILL
During the three months ended June 30, 2022, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2021	$130	$6,355	$6,485
Accretion	69	271	340
Amounts paid	(186)	—	(186)
Reclassifications	136	(136)	—
Balance at June 30, 2022	$149	$6,490	$6,639
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2022, and December 31, 2021.
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
At June 30, 2022, and December 31, 2021, we had no stock options outstanding.
At June 30, 2022, and December 31, 2021, there were 19,693,657 and 19,828,033 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rights Plan
On September 2, 2021, the Company entered into a Rights Agreement (as amended from time to time, the “Rights Agreement”) between the Company and Computershare Trust Company, N.A., as Rights Agent (the "Rights Agent"), that was approved by our Board of Directors. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of our common stock outstanding at the close of business on September 17, 2021. Each Right entitled the registered holder thereof, upon the Rights becoming exercisable, to purchase from the Company one one-tenth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share (the “Series A Preferred”), of the Company at a price of $50.95 per one one-tenth of a share of Series A Preferred.
The Rights would have become exercisable upon the earlier to occur of (i) the close of business on the tenth business day following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 10% (20% in the case of a passive institutional investor) or more of our common stock (an “Acquiring Person”) or (ii) the close of business on the tenth business day (or such later date as may be determined by action of our Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in a person or group becoming an Acquiring Person.
On June 15, 2022, the Company and the Rights Agent entered into an amendment to the Rights Agreement (the “Rights Agreement Amendment”) that accelerated the expiration of the Rights by amending the “Final Expiration Date” under the Rights Agreement to “June 15, 2022”. Accordingly, the Rights expired as of the close of business on June 15, 2022, upon the expiration of the Rights Agreement no person has any remaining rights pursuant to the Rights Agreement or the Rights.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022, and 2021, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2022 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 16, 2022	March 16, 2022	March 30, 2022	$0.3125	$6,513
April 27, 2022	May 25, 2022	June 24, 2022	0.3125	6,357
Total			$0.6250	$12,870
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On July 27, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 17, 2022, and a payment date of September 9, 2022. Cash dividends related to common stock of approximately $6.2 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the six months ended June 30, 2022, we did not repurchased any common stock.

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
The components of basic and diluted net (loss) per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2022	2021	2022	2021

Numerator:
Net income (loss)	$1,924	$(719)	$(5,290)	$(3,016)

Denominator:
Basic weighted average common shares outstanding	19,693,659	19,395,364	19,645,680	19,335,081
Diluted weighted average common shares outstanding	19,807,430	19,395,364	19,645,680	19,335,081
Basic and diluted net income (loss) per common share	$0.10	$(0.04)	$(0.27)	$(0.16)
For the three and six months ended June 30, 2022, and 2021 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Restricted stock units	—	181,592	277,381	318,248
Stock-Based Compensation Plans
On March 23, 2012, our Board of Directors adopted the Spok Holdings, Inc. 2012 Equity Incentive Award Plan (the “2012 Equity Plan”) that our stockholders subsequently approved on May 16, 2012. A total of 2,194,986 shares of common stock were reserved for issuance under this plan.
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan” and, together with the 2012 Equity Plan, the "Equity Plans") that our stockholders subsequently approved on July 28, 2020. At July 28, 2020, a total of 1,699,950 shares of common stock had been reserved for issuance under the Equity Plans, including 1,600,000 shares available under the 2020 Equity Plan and 99,950 shares which, as of the stockholders approval date, remained available for issuance under the 2012 Equity Plan. No further grants will be made under the 2012 Equity Plan, although, the 2012 Equity Plan continues to govern all outstanding awards thereunder.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend equivalent rights generally accompany each DSU award and are paid to participants in cash on the Company's applicable dividend payment date whether the DSU is vested or unvested. The dividend equivalent right associated with a DSU continues until delivery of the underlying shares of common stock is made.
Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of June 30, 2022, there was an aggregate of 247,467 unvested RSUs under the 2012 Equity Plan.
The following table summarizes the activities under the Equity Plans from January 1, 2022, through June 30, 2022:

Activity

Total equity securities available at January 1, 2022	990,129
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(319,418)
Total equity securities available at June 30, 2022	670,711
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the six months ended June 30, 2022:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at January 1, 2022	771,171	$11.24
Granted	454,429	8.65
Vested	(26,850)	10.80
Forfeited	(135,011)	11.27
Unvested at June 30, 2022	1,063,739	$10.14
Of the 1,063,739 unvested RSUs, DSUs and restricted stock outstanding at June 30, 2022, 542,227 RSUs include contingent performance requirements for vesting purposes. At June 30, 2022, there was $4.5 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
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
The Company uses the Black-Scholes model to calculate the fair value of the common stock to be purchased during each offering period on the offer date. The Black-Scholes model requires the use of estimates for the expected term, the

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected volatility of the underlying common stock over the expected term, the risk-free interest rate and the expected dividend payment.
For the six months ended June 30, 2022, and 2021, no shares of the Company's stock were purchased. The following table summarizes the activities under the ESPP from January 1, 2022, through June 30, 2022:

Activity

Total ESPP equity securities available at January 1, 2022	133,184
ESPP common stock purchased by eligible employees	—
Total ESPP securities available at June 30, 2022	133,184
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Performance-based RSUs	$383	$182	$843	$755
Time-based RSUs, DSUs and restricted stock	578	958	1,233	1,981
Equity in lieu of salary	—	618	—	1,240
ESPP	—	23	—	44
Total stock-based compensation	$961	$1,781	$2,076	$4,020
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
For 2022, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21%, primarily due to the effect of state income taxes, permanent differences between book and taxable income, and certain discrete items.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had total net deferred income tax assets ("DTAs") of $32.2 million and $31.7 million as of June 30, 2022, and December 31, 2021, respectively. We had a valuation allowance of $26.2 million and $24.2 million as of June 30, 2022, and December 31, 2021, respectively.
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
NOTE 13 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2022, to the commitments and contingencies previously reported in the 2021 Annual Report.
NOTE 14 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the three months ended June 30, 2022, and 2021, we recognized revenues of $0.2 million respectively, related to contracts from the entity at which the individual is employed. For the six months ended June 30, 2022, and 2021, we recognized revenues of $0.3 million and $0.4 million, respectively related to the contracts from the entity at which the individual is employed.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements and information relating to Spok Holdings, Inc. and its subsidiaries (collectively, “we,” "us," “Spok,” “our” or the “Company”) that set forth anticipated results based on management’s current plans, known trends and assumptions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “target,” “forecast” and similar expressions, as they relate to Spok are forward-looking statements.
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
New Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that includes restructuring of our business to discontinue Spok Go®, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. The strategic business plan includes a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. While there are numerous factors that went into this decision, the ongoing challenge of the COVID-19 pandemic made it difficult for the Spok Go platform to gain sufficient traction with customers or for our business to continue operating with our current level of costs and personnel. This shift in focus will allow us to prioritize cash flow generation and the return of capital to stockholders. As a result of this new strategic business plan, our Board of Directors has increased the regular quarterly dividend from $0.125 to $0.3125 and has authorized a share repurchase program of up to $10 million of our common stock.
As part of the restructuring program, the Company initially estimated elimination of approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. The Company currently expects total eliminations of approximately 150 positions, with the majority of positions having been terminated as of June 30, 2022. We expect to incur pre-tax restructuring charges of approximately $6.0 million to $6.5 million, comprised of approximately $5.5 million to $5.8 million in severance and personnel related costs and approximately $0.5 million to $0.7 million in contractual terminations. As of June 30, 2022, of these estimates, $4.3 million has been incurred in severance and personnel related costs and $0.6 million in contractual termination related costs. Future cash payments related to these charges are expected to generally be within the same range. The restructuring activities associated with these changes are substantially complete, and we expect the remainder to be completed in the second half of 2022. Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.

COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic. In the ensuing months, the global economy was significantly impacted, as schools and businesses shut down in an effort to prevent the spread of the virus. We began to experience a direct impact on our sales cycle in late February 2020 as hospitals, our largest customer segment, began to delay purchasing decisions and address staff reductions. These delays continued to affect our software bookings, which directly impacted license and equipment revenues during 2021. We also experienced delays in our ability to deliver on-site implementation services, which impacted our services revenue resulting in delays in the timing of revenue recognition during 2021, as the associated revenue corresponds to our backlog of performance obligations ready for delivery in the future.
During 2021, we continued to prudently manage operating expenses and liquidity, with the goal of neutralizing the impact of the pandemic on our cash flows. We enacted a Company-wide plan that reduced work schedules, resulting in a temporary reduction in compensation expenses during the second, third and fourth quarters of 2020 and continuing through the first half of 2021. We also enacted a plan for the first three quarters of 2021 whereby qualified employees received a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. Under this alternative payment plan, which was in effect from the third quarter of 2020 through the third quarter of 2021, all non-employee directors voluntarily elected to receive either DSUs or restricted stock in lieu of the entire cash portion of their compensation.
Hospitals have continued to struggle with significant burnout and resource constraints caused by the pandemic, which further adds to the overall financial strain they have been facing. The U.S. Healthcare system has lost between one in five and one in six healthcare workers since the pandemic began, and nursing staffs have been significantly depleted. On average it takes four to five years to train a nurse, and we expect these resource constraints to last well into the future.
Barring the emergence of a severe COVID-19 variant in the near future, which might have significant negative effects on the overall economy and our customer base specifically, we believe we are and will continue operating at pre-pandemic levels in 2022.

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022, and 2021:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Revenue:
Wireless revenue	$18,700	$19,859	$(1,159)	(5.8)%	$37,547	$39,979	$(2,432)	(6.1)%
Software revenue	15,010	15,864	(854)	(5.4)%	29,988	31,780	(1,792)	(5.6)%
Total revenue	33,710	35,723	(2,013)	(5.6)%	67,535	71,759	(4,224)	(5.9)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,980	7,859	(879)	(11.2)%	14,784	15,840	(1,056)	(6.7)%
Research and development	2,624	4,156	(1,532)	(36.9)%	9,121	8,600	521	6.1%
Technology operations	6,880	7,022	(142)	(2.0)%	13,893	14,226	(333)	(2.3)%
Selling and marketing	3,874	5,184	(1,310)	(25.3)%	9,189	10,323	(1,134)	(11.0)%
General and administrative	9,619	10,480	(861)	(8.2)%	20,054	20,761	(707)	(3.4)%
Depreciation, amortization and accretion	871	2,457	(1,586)	(64.6)%	1,805	5,184	(3,379)	(65.2)%
Severance and restructuring	450	174	276	158.6%	4,945	174	4,771	2,742.0%
Total operating expenses	31,298	37,332	(6,034)	(16.2)%	73,791	75,108	(1,317)	(1.8)%
Operating income (loss)	2,412	(1,609)	4,021	(249.9)%	(6,256)	(3,349)	(2,907)	86.8%
Interest income	170	61	109	178.7%	237	122	115	94.3%
Other income	25	29	(4)	(13.8)%	12	2	10	500.0%
Income (loss) before income taxes	2,607	(1,519)	4,126	(271.6)%	(6,007)	(3,225)	(2,782)	86.3%
(Provision for) benefit from income taxes	(683)	800	(1,483)	(185.4)%	717	209	508	243.1%
Net income (loss)	$1,924	$(719)	$2,643	(367.6)%	$(5,290)	$(3,016)	$(2,274)	75.4%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	401	590	(189)	(32.0)%
Active transmitters	3,374	3,580	(206)	(5.8)%

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
The table below details revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Revenue - wireless:
Paging revenue	$18,141	$19,135	$(994)	(5.2)%	$36,454	$38,488	$(2,034)	(5.3)%
Product and other revenue	559	724	(165)	(22.8)%	1,093	1,491	(398)	(26.7)%
Total wireless revenue	18,700	19,859	(1,159)	(5.8)%	37,547	39,979	(2,432)	(6.1)%

Revenue - software:
License	1,962	908	1,054	116.1%	3,786	2,460	1,326	53.9%
Professional services	3,331	4,865	(1,534)	(31.5)%	6,667	9,219	(2,552)	(27.7)%
Hardware	507	482	25	5.2%	1,096	1,098	(2)	(0.2)%
Operations revenue	5,800	6,255	(455)	(7.3)%	11,549	12,777	(1,228)	(9.6)%
Maintenance revenue	9,210	9,609	(399)	(4.2)%	18,439	19,003	(564)	(3.0)%
Total software revenue	15,010	15,864	(854)	(5.4)%	29,988	31,780	(1,792)	(5.6)%
Total revenue	$33,710	$35,723	$(2,013)	(5.6)%	$67,535	$71,759	$(4,224)	(5.9)%
Wireless Revenue
The decrease in wireless revenue for the three and six months ended June 30, 2022, compared to the same periods in 2021, reflects the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.

ARPU was $7.23 and $7.32 for the three months ended June 30, 2022, and 2021, respectively. Total units in service were 0.8 million and 0.9 million as of June 30, 2022, and 2021, respectively. Approximately $0.07 of the decline in ARPU was related to the decreases in Universal Service Fund ("USF") fees with the remainder coming primarily from lower variable revenue associated with overcall fees which are charged to customers when their service usage is greater than their allotted plan. USF fees are effectively pass-through items that have corresponding costs associated with them. Excluding these pass-through items, ARPU would have declined in-line with historical trends.
We believe that demand will continue to decline for the foreseeable future in line with recent and historical trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended June 30,			Change Due To:
(in thousands)	2022	2021	Change	ARPU	Units

Paging revenue	$18,141	$19,135	$(994)	$(225)	$(769)

	For the Six Months Ended June 30,			Change Due To:
(in thousands)	2022	2021	Change	ARPU	Units

Paging revenue	$36,454	$38,488	$(2,034)	$(457)	$(1,577)
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
Operations Revenue
Software operations revenue decreased during the three and six months ended June 30, 2022, when compared to the same periods in 2021. Services revenue decreased primarily from having less billable resources which resulted from our restructuring program. These changes were made in conjunction with our efforts to better align staffing levels with our backlog as well as to drive greater profitability through more efficient services delivery. The decline in services revenue was partially offset by an increase in license revenue, given an improving economy and selling environment when compared to the same period in 2021.

Maintenance Revenue
Compared to the same periods in 2021, maintenance revenue decreased for the three and six months ended June 30, 2022. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue. Historically, this revenue churn had been offset by the growth in our license sales.
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

The following is a review of our operating expense categories for the three and six months ended June 30, 2022, and 2021. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$4,422	$4,720	$(298)	(6.3)%	$9,532	$9,859	$(327)	(3.3)%
Cost of sales	1,462	1,633	(171)	(10.5)%	3,019	3,018	1	—%
Recoverable taxes and fees	677	903	(226)	(25.0)%	1,389	1,770	(381)	(21.5)%
Stock-based compensation	96	263	(167)	(63.5)%	205	554	(349)	(63.0)%
Other	323	340	(17)	(5.0)%	639	639	—	—%
Total cost of revenue	$6,980	$7,859	$(879)	(11.2)%	$14,784	$15,840	$(1,056)	(6.7)%

FTE Employees	148	183	(35)	(19.1)%
For the three months ended June 30, 2022, cost of revenue decreased compared to the same period in 2021, driven by decreases in payroll and related, recoverable taxes and fees, cost of sales and stock-based compensation.
The decrease in payroll and related and stock-based compensation is attributable to the restructuring activities and the related elimination of positions. Additionally, stock-based compensation decreased as we discontinued the cash saving measure to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash. Recoverable taxes and fees declined due to general decreases in USF fees, which are pass-through costs. Cost of sales expenses decreased primarily due to reduced use of third-party professional services that we utilize to augment company resources when short-term capacity constraints exist.
For the six months ended June 30, 2022, cost of revenue also decreased compared to the same period in 2021, driven by decreases in recoverable taxes and fees, stock-based compensation and payroll and related, as described above.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$1,741	$4,333	$(2,592)	(59.8)%	$6,046	$8,808	$(2,762)	(31.4)%
Outside services	735	2,060	(1,325)	(64.3)%	2,634	4,337	(1,703)	(39.3)%
Capitalized software development	—	(2,698)	2,698	(100.0)%	—	(5,618)	5,618	(100.0)%
Stock-based compensation	32	305	(273)	(89.5)%	162	780	(618)	(79.2)%
Other	116	156	(40)	(25.6)%	279	293	(14)	(4.8)%
Total research and development	$2,624	$4,156	$(1,532)	(36.9)%	$9,121	$8,600	$521	6.1%

FTE Employees	35	109	(74)	(67.9)%
For the three and six months ended June 30, 2022, research and development expenses decreased compared to the same periods in 2021, driven by the decision to discontinue Spok Go and the resulting elimination of positions and associated outside services.
While we will continue to focus on the development efforts of our software solutions, we expect total research and development costs will continue to significantly decrease in 2022 as part of our new strategic business plan and our intent to eliminate all Spok Go related costs.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$2,389	$2,323	$66	2.8%	$4,898	$4,790	$108	2.3%
Site rent	3,003	3,143	(140)	(4.5)%	6,070	6,339	(269)	(4.2)%
Telecommunications	741	825	(84)	(10.2)%	1,512	1,662	(150)	(9.0)%
Stock-based compensation	54	130	(76)	(58.5)%	109	267	(158)	(59.2)%
Other	693	601	92	15.3%	1,304	1,168	136	11.6%
Technology Operations	$6,880	$7,022	$(142)	(2.0)%	$13,893	$14,226	$(333)	(2.3)%

FTE Employees	78	87	(9)	(10.3)%
For the three and six months ended June 30, 2022, technology operations expenses decreased compared to the same periods in 2021, driven primarily by a decrease in stock-based compensation as well as lower site rent and telecommunications costs, which resulted from cost savings initiatives applicable to our wireless network. Payroll and related expenses largely remained flat as savings from the reduction of headcount due to restructuring activities was largely offset by the increase in costs that came from the discontinuation of the aforementioned cash saving measure of compensation in the form of shares as well as reduced work schedules.
The number of active transmitters, which directly affects our site rent expenses, declined 5.8% from June 30, 2021, to June 30, 2022, as a result of our network rationalization efforts. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Stock-based compensation decreased as a result of discontinuing our plan to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash. Payroll and related expenses increased primarily due to increased payroll resulting from the discontinuation of reduced work schedules as of the third quarter of 2021.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$2,382	$3,361	$(979)	(29.1)%	$5,850	$6,726	$(876)	(13.0)%
Commissions	1,047	1,244	(197)	(15.8)%	2,071	2,349	(278)	(11.8)%
Stock-based compensation	93	276	(183)	(66.3)%	172	626	(454)	(72.5)%
Advertising and events	293	247	46	18.6%	861	408	453	111.0%
Other	59	56	3	5.4%	235	214	21	9.8%
Total selling and marketing	$3,874	$5,184	$(1,310)	(25.3)%	$9,189	$10,323	$(1,134)	(11.0)%

FTE Employees	63	109	(46)	(42.2)%
For the three and six months ended June 30, 2022, selling and marketing expenses decreased compared to the same periods in 2021, driven primarily by decreases in payroll and related expenses, and stock-based compensation. These decreases were offset in the three and six months ended June 30, 2022 by an increase in advertising and events.
Payroll and related expenses declined for the three and six months ended June 30, 2022, largely due to restructuring activities and the related elimination of positions, partially offset by increased payroll resulting from the discontinuation of reduced work schedules as of the third quarter of 2021.

Stock-based compensation for the three and six months ended June 30, 2022 decreased due to the discontinuation of the cash saving measure to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash. Additionally, there was a general decrease in employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and the related elimination of positions.
The increase in advertising and events for the six months ended June 30, 2022, largely reflects an increase in trade show participation compared to the same period last year, which was more heavily impacted by the COVID-19 pandemic. Nationwide travel and in-person participation in larger marketing events has improved but continued to remain below pre-pandemic levels.
General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$3,657	$3,564	$93	2.6%	$7,708	$7,382	$326	4.4%
Stock-based compensation	686	807	(121)	(15.0)%	1,428	1,793	(365)	(20.4)%
Facility rent, office and technology costs	2,321	2,484	(163)	(6.6)%	5,001	4,964	37	0.7%
Outside services	1,770	2,219	(449)	(20.2)%	3,670	4,044	(374)	(9.2)%
Taxes, licenses and permits	254	214	40	18.7%	519	428	91	21.3%
Bad debt	170	328	(158)	(48.2)%	156	434	(278)	(64.1)%
Other	761	864	(103)	(11.9)%	1,572	1,716	(144)	(8.4)%
Total general and administrative	$9,619	$10,480	$(861)	(8.2)%	$20,054	$20,761	$(707)	(3.4)%

FTE Employees	77	102	(25)	(24.5)%
For the three months ended June 30, 2022, general and administrative expenses decreased compared to the same period in 2021, driven primarily by decreases in outside services, facility rent, office and technology costs, stock-based compensation and bad debt expenses.
Outside Services decreased as a result of lower legal and other professional services for both the three and six months ended June 30, 2022.
Stock-based compensation decreased as we discontinued the cash saving measure to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash, which ended as of the fourth quarter of 2021. Additionally, there was an overall decrease in the number of employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and related expenses.
Payroll and related expenses largely remained flat as savings from the reduction of headcount due to restructuring activities was largely offset by the increase in costs that came from the discontinuation of the aforementioned cash saving measure of compensation in the form of shares as well as reduced work schedules.
The decrease in facility rent, office and technology costs for the three months ended June 30, 2022 was primarily due to the closing of the Minnesota office in February 2022.
Bad debt expense was lower resulting from improvements in collection efforts with a corresponding reduction in the amount reserved for credit losses.
For the six months ended June 30, 2022, general and administrative expenses also decreased compared to the same period in 2021, driven by decreases in outside services, stock-based compensation and bad debt expenses. This was partially offset by increases in payroll and related, as described above in the quarterly discussion.

Depreciation, Amortization and Accretion
For the three months ended June 30, 2022, and 2021, depreciation, amortization and accretion expenses were $0.9 million and $2.5 million, respectively. For the six months ended June 30, 2022, and 2021, depreciation, amortization and accretion expenses were $1.8 million and $5.2 million, respectively. These expenses decreased for the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to amortization of software development costs ending in the fourth quarter of 2021 as a result of discontinuation of Spok Go. Depreciation, amortization and accretion expenses also decreased due to lower depreciation for certain computer hardware and software assets that became fully depreciated in 2021.
Severance and Restructuring
For the three and six months ended June 30, 2022, severance and restructuring expenses were $0.5 million and 4.9 million, respectively . Expenses increased for the three and six months ended June 30, 2022, primarily due to an increase in severance and personnel related costs and costs related to contractual terminations, resulting from the implementation of the new strategic business plan. Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.
Income Taxes
(Provision for) benefit from income taxes was $(0.7) million and $0.8 million for the three months ended June 30, 2022, and 2021, respectively. (Provision for) benefit from income taxes was $0.7 million and $0.2 million for the six months ended June 30, 2022, and 2021, respectively. (Provision for) benefit from income taxes changed for the three and six months ended June 30, 2022, compared to the same periods in 2021 due to the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 12, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2022, we held cash, cash equivalents and short-term investments of $38.4 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities and are therefore classified as held-to-maturity and are reported at amortized cost in our Condensed Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions. Our short-term investments consist entirely of U.S. Treasury securities, which are classified as held-to-maturity and are measured at amortized cost on our Condensed Consolidated Balance Sheets.
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
As part of the restructuring program in connection with our new strategic business plan, we expect to record one-time pre-tax restructuring charges of approximately $6.0 million to $6.5 million, comprised of approximately $5.5 million to $5.8 million in severance and personnel related costs and approximately $0.5 million to $0.7 million in contractual terminations. Future cash payments related to these charges are expected to generally be within the same range. The restructuring actions associated with these charges are expected to be substantially complete in 2022. Because of these cash payments related to the restructuring program, we anticipate that our cash on hand will decrease during 2022. However, our restructuring efforts are meant to refocus our operational efforts towards cash flow generation and the return of capital to our stockholders. Should our restructuring efforts be successful, we anticipate future operating periods will return to historically positive cash flow generation.
Cash Flows Overview
In response to the COVID-19 pandemic, management enacted certain temporary cost mitigation measures in 2020 and 2021, as previously discussed. While we have previously discussed the impact on our revenues from the pandemic, we do not expect COVID-19 will have a material impact on our liquidity given our ability to reduce costs further, if necessary. In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce or eliminate our cash dividends to stockholders, not repurchase shares of our common stock under the share repurchase program, sell assets or seek additional financing. We can provide no assurance that reductions in planned capital expenses or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that outside financing would be available on acceptable terms.
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2022, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021

Net cash (used in) provided by operating activities	$(5,895)	$3,866	$(9,761)
Net cash used in investing activities	(1,159)	(7,809)	6,650
Net cash used in financing activities	(13,888)	(6,676)	(7,212)

Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the six months ended June 30, 2022, net cash used by operating activities was $5.9 million due primarily to the net loss of $5.3 million, changes in accounts payable, accrued liabilities and other of $3.6 million, accounts receivable of $0.6 million, deferred revenue of $0.2 million and in prepaid expenses and other assets of $0.4 million, and a deferred income tax benefit of $0.5 million. This was partially offset by changes in stock-based compensation of $2.1 million, depreciation, amortization and accretion of $1.8 million, and provision for credit losses, service credits and other of $0.9 million.
For the six months ended June 30, 2021, net cash provided by operating activities was $3.9 million due primarily to non-cash items such as depreciation, amortization and accretion of $5.2 million, stock-based compensation of $4.0 million, changes in accounts receivable of $1.8 million, change in prepaid expenses and other assets of $1.0 million, changes in lease liability $0.6 million and other non-cash items of $0.4 million. This was partially offset by a net loss of $3.0 million, a change in accounts payable, accrued liabilities and other of $3.5 million and deferred revenue of $2.5 million.
Investing Activities
For the six months ended June 30, 2022, and 2021, net cash used in investing activities was $1.2 million and $7.8 million. Our 2021 investing activities reflected the capitalization of software development costs, however with the discontinuation of Spok Go, we did not incur such costs in 2022. Net cash used in investing activities also reflects purchases of property and equipment, and the purchase and maturity of short-term investments in both periods.
Financing Activities
For the six months ended June 30, 2022, and 2021, net cash used in financing activities was $13.9 million and $6.7 million, respectively, due primarily to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On July 27, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 17, 2022, and a payment date of September 9, 2022. This cash dividend of approximately $6.2 million, applicable to our common stock outstanding, will be paid from available cash on hand. We expect to continue paying dividends of $0.3125 per share of common stock each quarter for the remainder of 2022, subject to declaration by the Board of Directors.
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

The following table provides the Company's significant commitments and contractual obligations as of June 30, 2022:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$17,278	3,298	$8,060	$3,595	$2,325
Unconditional purchase obligations	6,811	3,585	3,198	28	—
Total contractual obligations	$24,089	$6,883	$11,258	$3,623	$2,325
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2022, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the Part I of the 2021 Annual Report have not materially changed during the six months ended June 30, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2022.

ITEM 5. OTHER INFORMATION.
On July 26, 2022, the Company held its 2022 Annual Meeting of Stockholders (the “Annual Meeting”). There were 19,693,657 shares of common stock eligible to vote, of which 16,173,099 shares were represented in person (virtually) or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect six directors, to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2022, and to approve, on an advisory basis, the compensation of the Company’s named executive officers (“NEOs”).
As reported in the tables below, six directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed, Grant Thornton LLP was ratified as the Company's independent registered public accounting firm for the year ending December 31, 2022, and the compensation of the Company's NEOs was approved, on a non-binding advisory basis.
The results of the election of the directors; the ratification of the appointment of Grant Thornton LLP; and the advisory vote on the compensation of the Company’s NEOs; were as follows:

	Vote For	Vote Against	Abstentions	Broker Non-Votes

Election of Directors
Bobbie Byrne	9,885,219	2,722,023	13,949	3,551,908
Christine M. Cournoyer	9,722,969	2,884,274	13,948	3,551,908
Randy Hyun	9,878,515	2,728,562	14,114	3,551,908
Vincent D. Kelly	7,482,934	4,408,718	729,539	3,551,908
Brett Shockley	9,723,331	2,882,005	15,855	3,551,908
Todd Stein	7,552,491	4,340,717	727,983	3,551,908

Ratification of the Appointment of Grant Thornton LLP	15,975,900	175,962	21,237	—

Advisory Vote on the Approval of NEO Compensation	8,717,682	3,877,676	25,833	3,551,908

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1†	First Amendment to Rights Agreement, dated as of June 15, 2022, between Spok Holdings, Inc. and Computershare Trust Company, N.A	8-K	001-32358	4.1	06/15/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included Exhibit 101)					Filed

*	The financial information contained in these XBRL documents is unaudited.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: July 28, 2022	/s/ Michael W. Wallace
	Name:	Michael W. Wallace
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)