Form 10-Q
period 2022-09-30
Spok Holdings, Inc
filed 2022-10-27
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,703,800 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of October 21, 2022.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$37,165	$44,583
Short-term investments	—	14,999
Accounts receivable, net	26,920	26,908
Prepaid expenses	7,322	6,641
Other current assets	785	922
Total current assets	72,192	94,053
Non-current assets:
Property and equipment, net	6,379	6,746
Operating lease right-of-use assets	16,148	15,821
Goodwill	99,175	99,175
Deferred income tax assets, net	31,494	31,653
Other non-current assets	1,153	706
Total non-current assets	154,349	154,101
Total assets	$226,541	$248,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,792	$5,292
Accrued compensation and benefits	10,560	13,948
Deferred revenue	26,203	25,608
Operating lease liabilities	5,139	5,405
Other current liabilities	5,013	4,745
Total current liabilities	52,707	54,998
Non-current liabilities:
Asset retirement obligations	6,634	6,355
Operating lease liabilities	12,976	11,883
Other non-current liabilities	962	1,227
Total non-current liabilities	20,572	19,465
Total liabilities	73,279	74,463
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	99,035	97,291
Accumulated other comprehensive loss	(2,060)	(1,588)
Retained earnings	56,285	77,986
Total stockholders’ equity	153,262	173,691
Total liabilities and stockholders' equity	$226,541	$248,154

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2022	2021	2022	2021

Revenue:
Wireless revenue	$19,054	$19,644	$56,601	$59,623
Software revenue	14,690	16,207	44,678	47,987
Total revenue	33,744	35,851	101,279	107,610
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,624	8,340	21,408	24,180
Research and development	2,223	4,063	11,344	12,663
Technology operations	6,719	7,287	20,612	21,513
Selling and marketing	3,440	5,404	12,629	15,727
General and administrative	8,868	11,664	28,922	32,425
Depreciation, amortization and accretion	828	2,568	2,633	7,752
Severance and restructuring	1,503	82	6,448	256
Total operating expenses	30,205	39,408	103,996	114,516
Operating income (loss)	3,539	(3,557)	(2,717)	(6,906)
Interest income	129	141	366	263
Other income	98	10	110	13
Income (loss) before income taxes	3,766	(3,406)	(2,241)	(6,630)
(Provision for) benefit from income taxes	(846)	912	(129)	1,120
Net income (loss)	$2,920	$(2,494)	$(2,370)	$(5,510)
Basic and diluted net income (loss) per common share	$0.15	$(0.13)	$(0.12)	$(0.28)
Basic weighted average common shares outstanding	19,693,659	19,464,893	19,661,849	19,378,543
Diluted weighted average common shares outstanding	19,901,267	19,464,893	19,661,849	19,378,543
Cash dividends declared per common share	$0.3125	$0.1250	$0.9375	$0.3750

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands)	2022	2021	2022	2021

Net income (loss)	$2,920	$(2,494)	$(2,370)	$(5,510)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(268)	(163)	(472)	(146)
Other comprehensive loss	(268)	(163)	(472)	(146)
Comprehensive income (loss)	$2,652	$(2,657)	$(2,842)	$(5,656)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2021	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(2,297)	(2,297)
Purchase of common stock for tax withholding	(132,281)	—	(1,444)	—	(1,444)
Amortization of stock-based compensation	—	—	2,239	—	2,239
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the Equity Plans and other	20,952	—	—	—	—
Issuance of common stock in lieu of cash compensation	50,741	—	—	—	—
Cumulative translation adjustment	—	—	14	—	14
Balance, March 31, 2021	19,323,604	$2	$91,137	$105,433	$196,572
Net loss	—	—	—	(719)	(719)
Purchase of common stock for tax withholding	(19,874)	—	(212)	—	(212)
Amortization of stock-based compensation	—	—	1,781	—	1,781
Cash dividends declared	—	—	—	(2,553)	(2,553)
Issuance of restricted stock under the 2020 Equity Plan and other	39,010	—	132	—	132
Issuance of common stock in lieu of cash compensation	58,430	—	—	—	—
Cumulative translation adjustment	—	—	3	—	3
Balance, June 30, 2021	19,401,170	$2	$92,841	$102,161	$195,004
Net loss	—	—	—	(2,494)	(2,494)
Purchase of common stock for tax withholding	(20,439)	—	(204)	—	(204)
Amortization of stock-based compensation	—	—	2,016	—	2,016
Cash dividends declared	—	—	—	(2,545)	(2,545)
Issuance of restricted stock under the 2020 Equity Plans and other	26,772	—	—	—	—
Issuance of common stock in lieu of cash compensation	60,773	—	—	—	—
Cumulative translation adjustment	—	—	(163)	—	(163)
Balance, September 30, 2021	19,468,276	$2	$94,490	$97,122	$191,614

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2022	19,828,033	$2	$95,703	$77,986	$173,691
Net loss	—	—	—	(7,214)	(7,214)
Purchase of common stock for tax withholding and other	(134,354)	—	(1,209)	—	(1,209)
Amortization of stock-based compensation	—	—	1,115	—	1,115
Cash dividends declared	—	—	—	(6,513)	(6,513)
Cumulative translation adjustment	—	—	25	—	25
Balance, March 31, 2022	19,693,679	$2	$95,634	$64,259	$159,895
Net income	—	—	—	1,924	1,924
Purchase of common stock for tax withholding and other	(22)	—	—	—	—
Amortization of stock-based compensation	—	—	961	—	961
Cash dividends declared	—	—	—	(6,357)	(6,357)
Cumulative translation adjustment	—	—	(229)	—	(229)
Balance, June 30, 2022	19,693,657	$2	$96,366	$59,826	$156,194
Net income	—	—	—	2,920	2,920
Amortization of stock-based compensation	—	—	877	—	877
Cash dividends declared	—	—	—	(6,461)	(6,461)
Cumulative translation adjustment	—	—	(268)	—	(268)
Balance, September 30, 2022	19,693,657	$2	$96,975	$56,285	$153,262

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2022	2021

Operating activities:
Net loss	$(2,370)	$(5,510)
Adjustments to reconcile net loss to net cash net (used ) provided by operating activities:
Depreciation, amortization and accretion	2,633	7,752
Deferred income tax expense (benefit)	157	(907)
Stock-based compensation	2,953	6,036
Provisions for credit losses, service credits and other	1,244	765
Changes in assets and liabilities:
Accounts receivable	(1,276)	2,165
Prepaid expenses and other assets	(984)	202
Net operating lease liabilities	500	778
Accounts payable, accrued liabilities and other	(3,068)	300
Deferred revenue	63	(2,053)
Net cash (used in) provided by operating activities	(148)	9,528
Investing activities:
Purchases of property and equipment	(1,773)	(3,103)
Capitalized software development	—	(8,239)
Purchase of short-term investments	(14,967)	(44,990)
Maturity of short-term investments	30,000	45,000
Net cash provided by (used in) investing activities	13,260	(11,332)
Financing activities:
Cash distributions to stockholders	(18,849)	(7,590)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	132
Purchase of common stock for tax withholding on vested equity awards	(1,209)	(1,860)
Net cash used in financing activities	(20,058)	(9,318)
Effect of exchange rate on cash and cash equivalents	(472)	(146)
Net decrease in cash and cash equivalents	(7,418)	(11,268)
Cash and cash equivalents, beginning of period	44,583	48,729
Cash and cash equivalents, end of period	$37,165	$37,461
Supplemental disclosure:
Income taxes paid/(refunded)	$212	$(165)

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
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2021 Annual Report.
NOTE 5 - RESTRUCTURING
In February 2022, the Company announced a new strategic business plan that includes a restructuring of its business to discontinue the integrated communications and collaboration platform, Spok Go®, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. As part of the restructuring program, the Company initially estimated the elimination of approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. The Company currently expects total eliminations of approximately 183 positions, with the majority of positions having been terminated as of September 30, 2022. The following table provides a summary of our updated cost estimates by major type of expense associated with the strategic business plan. The restructuring activities associated with these changes are expected to be substantially completed by the fourth quarter of 2022.

Strategic Business Plan Estimates	Total Estimated Amount to be Incurred
Severance and personnel related costs	$5.7 million to $6.6 million
Contractual terminations	$1.3 million to $1.4 million
Total severance and restructuring related charges	$7.0 million to $8.0 million

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2022, the Company incurred total severance and restructuring costs of $1.5 million and $6.4 million respectively, which are included within the Condensed Consolidated Statement of Operations. These costs are as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2022

Severance and personnel related costs	$791	$5,137
Contractual terminations	712	1,311
Total severance and restructuring costs	$1,503	$6,448
A summary of activity for the nine months ended September 30, 2022, for restructuring-related liabilities associated with the strategic business plan, which is included within accrued compensation and benefits and other current liabilities within the Condensed Consolidated Balance Sheet, is as follows:

(Dollars in thousands)

Balance at December 31, 2021	$—
Restructuring and other charges	4,495
Payments	(34)
Non-cash adjustment	(124)
Balance at March 31, 2022	$4,337
Restructuring and other charges	525
Payments	(2,302)
Non-cash adjustment	(188)
Balance at June 30, 2022	$2,372
Restructuring and other charges	807
Payments	(1,385)
Non-cash adjustment	(9)
Balance at September 30, 2022	$1,785
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
Our wireless, professional services, and maintenance are generally recognized over time due to a customer's simultaneous receipt and consumption of the benefit as we perform the work. As we transfer control over time, we recognize revenue based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires significant judgment and is based on the nature of the products or services to be provided. Generally, we use the time-elapsed measure of progress for performance obligations that include wireless or maintenance services. We believe this method best depicts the simultaneous transfer and consumption of the benefit based on our performance as these services are generally considered standby services. For professional services, we leverage an input methodology based on the number of hours worked on a project versus the total expected hours necessary to complete the project. Revenues are recognized proportionally as hours are incurred.
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Revenue:
Paging revenue	$18,419	$18,844	$54,873	$57,332
Product and other revenue	635	800	1,728	2,291
Wireless revenue	$19,054	$19,644	$56,601	$59,623

License	$2,147	$1,807	$5,933	$4,267
Professional services	2,835	4,159	9,502	13,378
Hardware	530	596	1,626	1,694
Operations revenue	5,512	6,562	17,061	19,339
Maintenance	9,178	9,645	27,617	28,648
Software revenue	$14,690	$16,207	$44,678	$47,987
Total revenue	$33,744	$35,851	$101,279	$107,610
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2022, and 2021. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

United States	$32,827	$34,758	$98,152	$104,730
International	917	1,093	3,127	2,880
Total revenue	$33,744	$35,851	$101,279	$107,610

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the nine months ended September 30, 2022, are as follows:

(Dollars in thousands)	December 31, 2021	Additions	Revenue Recognized	September 30, 2022

Deferred Revenue	$26,406	$44,099	$(44,035)	$26,470
During the nine months ended September 30, 2022, the Company recognized $20.8 million related to amounts deferred as of December 31, 2021.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the nine months ended September 30, 2022 are as follows:

(Dollars in thousands)	December 31, 2021	Additions	Commissions Recognized	September 30, 2022

Prepaid Commissions	$1,821	$2,966	$(3,016)	$1,771
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at September 30, 2022, was $44.0 million. We expect to recognize approximately $32.4 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
In May 2022, we extended twenty-three site leases on a Master License Agreement which included a term of 10 years with an option to terminate within 45 days of notification of termination. At that time, we recorded a $2.9 million right-of-use asset and a corresponding operating lease liability for these leases.
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Operating lease cost	$1,965	$1,651	$4,828	$4,612
Short-term lease cost	2,490	2,563	7,569	7,946
Total lease cost	$4,455	$4,214	$12,397	$12,558

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$4,340	$4,125

The following table presents the weighted average remaining lease term and discount rate:

	September 30,
(Dollars in thousands)	2022	2021

Weighted average remaining lease term - operating leases (in years)	5.00	4.82
Weighted average discount rate - operating leases	4.36%	4.53%
Maturities of lease liabilities as of September 30, 2022, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2022 (remaining three months)	$1,337
2023	4,966
2024	4,081
2025	3,059
2026	2,607
Thereafter	4,226
Total future lease payments	20,276
Imputed interest	(2,161)
Total	$18,115
NOTE 8 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Depreciation
Leasehold improvements	$16	$18	$51	$52
Asset retirement costs	(176)	(22)	(526)	(66)
Paging and computer equipment	763	871	2,413	2,923
Furniture, fixtures and vehicles	55	65	185	185
Total depreciation	658	932	2,123	3,094
Amortization
Intangible assets	—	—	—	417
Capitalized software development costs	—	1,482	—	3,779
Total amortization	—	1,482	—	4,196
Accretion	170	154	510	462
Total depreciation, amortization and accretion expense	$828	$2,568	$2,633	$7,752
Accounts Receivable, Net

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable was recorded net of an allowance of $1.6 million at both September 30, 2022, and December 31, 2021. Accounts receivable, net includes $6.8 million and $7.1 million of unbilled receivables at September 30, 2022, and December 31, 2021, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2022	December 31, 2021

Leasehold improvements	shorter of useful life or lease term	$2,496	$3,307
Asset retirement costs	1-5	2,307	2,307
Paging and computer equipment	1-5	87,183	89,844
Furniture, fixtures and vehicles	3-5	3,321	3,668
Total property and equipment		95,307	99,126
Accumulated depreciation		(88,928)	(92,380)
Total property and equipment, net		$6,379	$6,746
NOTE 9 - GOODWILL
During the three months ended September 30, 2022, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2021	$130	$6,355	$6,485
Accretion	103	407	510
Amounts paid	(214)	—	(214)
Reclassifications	128	(128)	—
Balance at September 30, 2022	$147	$6,634	$6,781
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2022, and December 31, 2021.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $7.8 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assuming the underlying leases continue to be renewed to that future date. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At September 30, 2022, and December 31, 2021, we had no stock options outstanding.
At September 30, 2022, and December 31, 2021, there were 19,693,657 and 19,828,033 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022, and 2021, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2022 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 16, 2022	March 16, 2022	March 30, 2022	$0.3125	$6,513
April 27, 2022	May 25, 2022	June 24, 2022	0.3125	6,357
July 27, 2022	August 17, 2022	September 9, 2022	0.3125	6,461
Total			$0.9375	$19,331
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On October 26, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 16, 2022, and a payment date of December 9, 2022. Cash dividends related to common stock of approximately $6.2 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the nine months ended September 30, 2022, we did not repurchase any common stock.

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
The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2022	2021	2022	2021

Numerator:
Net income (loss)	$2,920	$(2,494)	$(2,370)	$(5,510)

Denominator:
Basic weighted average common shares outstanding	19,693,659	19,464,893	19,661,849	19,378,543
Diluted weighted average common shares outstanding	19,901,267	19,464,893	19,661,849	19,378,543
Basic and diluted net income (loss) per common share	$0.15	$(0.13)	$(0.12)	$(0.28)
For the three and nine months ended September 30, 2022, and 2021 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Restricted stock units	—	197,900	290,800	341,443
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
Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of September 30, 2022, there was an aggregate of 247,123 unvested RSUs under the 2012 Equity Plan.
The following table summarizes the activities under the Equity Plans from January 1, 2022, through September 30, 2022:

Activity

Total equity securities available at January 1, 2022	990,129
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(299,447)
Total equity securities available at September 30, 2022	690,682
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2022	771,171	$11.24
Granted	454,429	8.65
Vested	(70,429)	10.24
Forfeited	(154,982)	10.96
Unvested at September 30, 2022	1,000,189	$10.18
Of the 1,000,189 unvested RSUs, DSUs and restricted stock outstanding at September 30, 2022, 531,685 RSUs include contingent performance requirements for vesting purposes. At September 30, 2022, there was $3.4 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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
For the nine months ended September 30, 2022, no shares of the Company's stock were purchased, as compared to 16,015 shares purchased for a total cost of $0.1 million during the same period in 2021 . The following table summarizes the activities under the ESPP from January 1, 2022, through September 30, 2022:

Activity

Total ESPP equity securities available at January 1, 2022	133,184
ESPP common stock purchased by eligible employees	—
Total ESPP securities available at September 30, 2022	133,184
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Performance-based RSUs	$362	$447	$1,205	$1,202
Time-based RSUs, DSUs and restricted stock	515	939	1,748	2,920
Equity in lieu of salary	—	607	—	1,847
ESPP	—	23	—	67
Total stock-based compensation	$877	$2,016	$2,953	$6,036
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
We had total net deferred income tax assets ("DTAs") of $31.5 million and $31.7 million as of September 30, 2022, and December 31, 2021, respectively. We had a valuation allowance of $26.2 million and $24.2 million as of September 30, 2022, and December 31, 2021, respectively.
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
NOTE 13 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2022, to the commitments and contingencies previously reported in the 2021 Annual Report.
NOTE 14 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the three months ended September 30, 2022, and 2021, we recognized revenues of $0.1 million and $0.2 million respectively, related to contracts from the entity at which the individual is employed. For the nine months ended September 30, 2022, and 2021, we recognized revenues of $0.5 million and $0.6 million, respectively related to the contracts from the entity at which the individual is employed.
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
New Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that includes restructuring of our business to discontinue Spok Go®, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. The strategic business plan includes a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. While there are numerous factors that went into this decision, the ongoing challenge of the COVID-19 pandemic made it difficult for the Spok Go platform to gain sufficient traction with customers or for our business to continue operating with our current level of costs and personnel. This shift in focus will allow us to prioritize cash flow generation and the return of capital to stockholders. As a result of this new strategic business plan, our Board of Directors increased the regular quarterly dividend from $0.1250 to $0.3125 and authorized a share repurchase program of up to $10 million of our common stock.
As part of the restructuring program, the Company initially estimated the elimination of approximately 175 positions, primarily in research and development, but also in professional services, selling and marketing, and back-office support functions. The Company currently expects total eliminations of approximately 183 positions, with the majority of positions having been terminated as of September 30, 2022. We expect to incur pre-tax restructuring charges of approximately $7.0 million to $8.0 million, comprised of approximately $5.7 million to $6.6 million in severance and personnel related costs and approximately $1.3 million to $1.4 million in contractual terminations.
As we continue to optimize costs as a part of the strategic business plan, the expected number of eliminated positions increased, which will result in future savings, and was partially responsible for the change in the estimated range for severance and personnel related costs. Additionally, during the third quarter, we accelerated lease expenses related to a satellite office lease which we no longer use and do not anticipate extending the lease for, which will also lead to future savings. This drove an increase in the estimated range for contractual terminations. As of September 30, 2022, of the estimates, $5.1 million has been incurred in severance and personnel related costs and $1.3 million in contractual termination related costs. Future cash payments related to these charges are expected to generally be within the same range. The restructuring activities associated with these changes are expected to be substantially completed by the fourth quarter of 2022. Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.

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

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022, and 2021:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Revenue:
Wireless revenue	$19,054	$19,644	$(590)	(3.0)%	$56,601	$59,623	$(3,022)	(5.1)%
Software revenue	14,690	16,207	(1,517)	(9.4)%	44,678	47,987	(3,309)	(6.9)%
Total revenue	33,744	35,851	(2,107)	(5.9)%	101,279	107,610	(6,331)	(5.9)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,624	8,340	(1,716)	(20.6)%	21,408	24,180	(2,772)	(11.5)%
Research and development	2,223	4,063	(1,840)	(45.3)%	11,344	12,663	(1,319)	(10.4)%
Technology operations	6,719	7,287	(568)	(7.8)%	20,612	21,513	(901)	(4.2)%
Selling and marketing	3,440	5,404	(1,964)	(36.3)%	12,629	15,727	(3,098)	(19.7)%
General and administrative	8,868	11,664	(2,796)	(24.0)%	28,922	32,425	(3,503)	(10.8)%
Depreciation, amortization and accretion	828	2,568	(1,740)	(67.8)%	2,633	7,752	(5,119)	(66.0)%
Severance and restructuring	1,503	82	1,421	1,732.9%	6,448	256	6,192	2,418.8%
Total operating expenses	30,205	39,408	(9,203)	(23.4)%	103,996	114,516	(10,520)	(9.2)%
Operating income (loss)	3,539	(3,557)	7,096	(199.5)%	(2,717)	(6,906)	4,189	(60.7)%
Interest income	129	141	(12)	(8.5)%	366	263	103	39.2%
Other income	98	10	88	880.0%	110	13	97	746.2%
Income (loss) before income taxes	3,766	(3,406)	7,172	(210.6)%	(2,241)	(6,630)	4,389	(66.2)%
(Provision for) benefit from income taxes	(846)	912	(1,758)	(192.8)%	(129)	1,120	(1,249)	(111.5)%
Net income (loss)	$2,920	$(2,494)	$5,414	(217.1)%	$(2,370)	$(5,510)	$3,140	(57.0)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	390	581	(191)	(32.9)%
Active transmitters	3,353	3,497	(144)	(4.1)%

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
The table below details revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Revenue - wireless:
Paging revenue	$18,419	$18,844	$(425)	(2.3)%	$54,873	$57,332	$(2,459)	(4.3)%
Product and other revenue	635	800	(165)	(20.6)%	1,728	2,291	(563)	(24.6)%
Total wireless revenue	19,054	19,644	(590)	(3.0)%	56,601	59,623	(3,022)	(5.1)%

Revenue - software:
License	2,147	1,807	340	18.8%	5,933	4,267	1,666	39.0%
Professional services	2,835	4,159	(1,324)	(31.8)%	9,502	13,378	(3,876)	(29.0)%
Hardware	530	596	(66)	(11.1)%	1,626	1,694	(68)	(4.0)%
Operations revenue	5,512	6,562	(1,050)	(16.0)%	17,061	19,339	(2,278)	(11.8)%
Maintenance revenue	9,178	9,645	(467)	(4.8)%	27,617	28,648	(1,031)	(3.6)%
Total software revenue	14,690	16,207	(1,517)	(9.4)%	44,678	47,987	(3,309)	(6.9)%
Total revenue	$33,744	$35,851	$(2,107)	(5.9)%	$101,279	$107,610	$(6,331)	(5.9)%
Wireless Revenue
The decrease in wireless revenue for the three and nine months ended September 30, 2022, compared to the same periods in 2021, reflects the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.
ARPU was $7.40 and $7.29 for the three months ended September 30, 2022 and 2021, respectively. Total units in service were 0.8 million and 0.9 million as of September 30, 2022, and 2021, respectively. The increase in ARPU was primarily driven by increases in Universal Service Fund ("USF") fees, which are effectively pass-through items that have corresponding costs associated with them.

We believe that demand will continue to decline for the foreseeable future in line with recent and historical trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended September 30,			Change Due To:
(in thousands)	2022	2021	Change	ARPU	Units

Paging revenue	$18,419	$18,844	$(425)	$271	$(696)

	For the Nine Months Ended September 30,			Change Due To:
(in thousands)	2022	2021	Change	ARPU	Units

Paging revenue	$54,873	$57,332	$(2,459)	$(250)	$(2,209)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers with the highest value possible.
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
Operations Revenue
Software operations revenue decreased during the three and nine months ended September 30, 2022, when compared to the same periods in 2021. Professional services revenue decreased primarily from having less billable resources as a result of our restructuring program. These changes were made in conjunction with our efforts to better align staffing levels with our backlog as well as to drive greater profitability through more efficient services delivery. The decline in professional services revenue was partially offset by an increase in license revenue. This was in large part due to our new strategic business plan and the resulting shift in priorities which now allows our sales team to exclusively focus on selling the Care Connect Suite of products ("CCS") combined with an improving economy and selling environment when compared to the same period in 2021.

Maintenance Revenue
Compared to the same periods in 2021, maintenance revenue decreased for the three and nine months ended September 30, 2022. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue.
While we have not seen a meaningful increase in our normal customer churn, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Given these dynamics, we believe annual maintenance revenue is likely to be down slightly until such time that we are able to enhance our existing software solutions, which would provide an avenue to reduce levels of gross churns and result in additional maintenance revenue.

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

The following is a review of our operating expense categories for the three and nine months ended September 30, 2022, and 2021. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$3,817	$5,208	$(1,391)	(26.7)%	$13,349	$15,067	$(1,718)	(11.4)%
Cost of sales	1,429	1,699	(270)	(15.9)%	4,448	4,717	(269)	(5.7)%
Recoverable taxes and fees	929	792	137	17.3%	2,318	2,562	(244)	(9.5)%
Stock-based compensation	64	220	(156)	(70.9)%	269	774	(505)	(65.2)%
Other	385	421	(36)	(8.6)%	1,024	1,060	(36)	(3.4)%
Total cost of revenue	$6,624	$8,340	$(1,716)	(20.6)%	$21,408	$24,180	$(2,772)	(11.5)%

FTE Employees	143	187	(44)	(23.5)%
For the three months ended September 30, 2022, cost of revenue decreased compared to the same period in 2021, driven by decreases in payroll and related, cost of sales and stock-based compensation, offset by increase in recoverable taxes and fees.
The decrease in payroll and related and stock-based compensation is attributable to the restructuring activities and the related elimination of positions. Additionally, stock-based compensation decreased as we discontinued the cash saving measure to provide a portion of compensation for certain employees in the form of shares of the Company's common stock in lieu of cash. Cost of sales expenses decreased primarily due to reduced use of third-party professional services that we utilize to augment company resources when short-term capacity constraints exist. Recoverable taxes and fees increased as compared to the same period in 2021 due to general increases in USF fees, which are pass-through costs that fluctuate quarterly,
For the nine months ended September 30, 2022, cost of revenue also decreased compared to the same period in 2021, driven by decreases in payroll and related, cost of sales and stock-based compensation as described above. The decrease in recoverable taxes and fees over the same period in 2021 was due to overall year-to-date decreases in USF fees, which are pass-through costs.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$1,193	$4,291	$(3,098)	(72.2)%	$7,239	$13,099	$(5,860)	(44.7)%
Outside services	907	1,759	(852)	(48.4)%	3,541	6,096	(2,555)	(41.9)%
Capitalized software development	—	(2,621)	2,621	(100.0)%	—	(8,239)	8,239	(100.0)%
Stock-based compensation	28	435	(407)	(93.6)%	190	1,215	(1,025)	(84.4)%
Other	95	199	(104)	(52.3)%	374	492	(118)	(24.0)%
Total research and development	$2,223	$4,063	$(1,840)	(45.3)%	$11,344	$12,663	$(1,319)	(10.4)%

FTE Employees	36	105	(69)	(65.7)%
For the three and nine months ended September 30, 2022, research and development expenses decreased compared to the same periods in 2021, driven by the decision to discontinue Spok Go and the resulting elimination of positions and associated outside services.

While we will continue to focus on the development efforts of our software solutions, we expect total research and development costs will continue to decrease in 2022 as part of our new strategic business plan and our intent to eliminate all Spok Go related costs.
Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$2,261	$2,585	$(324)	(12.5)%	$7,159	$7,375	$(216)	(2.9)%
Site rent	2,990	3,122	(132)	(4.2)%	9,060	9,461	(401)	(4.2)%
Telecommunications	721	828	(107)	(12.9)%	2,233	2,490	(257)	(10.3)%
Stock-based compensation	55	139	(84)	(60.4)%	164	405	(241)	(59.5)%
Other	692	613	79	12.9%	1,996	1,782	214	12.0%
Technology Operations	$6,719	$7,287	$(568)	(7.8)%	$20,612	$21,513	$(901)	(4.2)%

FTE Employees	78	87	(9)	(10.3)%
For the three and nine months ended September 30, 2022, technology operations expenses decreased compared to the same periods in 2021, driven primarily by a decrease in stock-based compensation as well as lower site rent and telecommunications costs, which resulted from cost savings initiatives applicable to our wireless network. The decrease in payroll and related expenses is attributable to the restructuring activities and the related elimination of positions. This decrease was partially offset by an increase in costs resulting from the discontinuation of the cash saving measure of compensation in the form of shares as well as reduced work schedules.
The number of active transmitters, which directly affects our site rent expenses, declined 4.1% from September 30, 2021, to September 30, 2022, as a result of our network rationalization efforts. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks. Stock-based compensation decreased as a result of discontinuing our plan to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash. Payroll and related expenses increased primarily due to increased payroll resulting from the discontinuation of reduced work schedules as of the third quarter of 2021.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$2,163	$3,592	$(1,429)	(39.8)%	$8,013	$10,318	$(2,305)	(22.3)%
Commissions	945	924	21	2.3%	3,016	3,273	(257)	(7.9)%
Stock-based compensation	88	264	(176)	(66.7)%	260	889	(629)	(70.8)%
Advertising and events	201	527	(326)	(61.9)%	1,062	935	127	13.6%
Other	43	97	(54)	(55.7)%	278	312	(34)	(10.9)%
Total selling and marketing	$3,440	$5,404	$(1,964)	(36.3)%	$12,629	$15,727	$(3,098)	(19.7)%

FTE Employees	59	100	(41)	(41.0)%
For the three months ended September 30, 2022, selling and marketing expenses decreased compared to the same period in 2021, driven primarily by decreases in payroll and related expenses, stock-based compensation and advertising and events.

Payroll and related expenses declined for the three months ended September 30, 2022, largely due to restructuring activities and the related elimination of positions, partially offset by increased payroll resulting from the discontinuation of reduced work schedules as of the third quarter of 2021.
Stock-based compensation for the three months ended September 30, 2022 decreased due to the discontinuation of the cash saving measure to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash. Additionally, there was a general decrease in employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and the related elimination of positions.
The decrease in advertising and events for the three months ended September 30, 2022, largely reflects changes in timing of trade show participation as compared to the same period in 2021. Nationwide travel and in-person participation in larger marketing events has improved but continues to remain below pre-pandemic levels.
For the nine months ended September 30, 2022, selling and marketing also decreased compared to the same period in 2021, driven by decreases in payroll and related, and stock-based compensation as described above.
General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	Total	%	2022	2021	Total	%

Payroll and related	$3,249	$3,911	$(662)	(16.9)%	$10,957	$11,293	$(336)	(3.0)%
Stock-based compensation	643	958	(315)	(32.9)%	2,071	2,752	(681)	(24.7)%
Facility rent, office and technology costs	2,196	2,692	(496)	(18.4)%	7,197	7,656	(459)	(6.0)%
Outside services	1,604	3,078	(1,474)	(47.9)%	5,274	7,122	(1,848)	(25.9)%
Taxes, licenses and permits	258	211	47	22.3%	777	639	138	21.6%
Bad debt	213	(29)	242	(834.5)%	369	405	(36)	(8.9)%
Other	705	843	(138)	(16.4)%	2,277	2,558	(281)	(11.0)%
Total general and administrative	$8,868	$11,664	$(2,796)	(24.0)%	$28,922	$32,425	$(3,503)	(10.8)%

FTE Employees	74	102	(28)	(27.5)%
For the three and nine months ended September 30, 2022, general and administrative expenses decreased compared to the same period in 2021, driven primarily by decreases in outside services, payroll and related, facility rent, office and technology costs and stock-based compensation.
Outside Services decreased as a result of lower legal and other professional services for both the three and nine months ended September 30, 2022.
Payroll and related expenses decreased due to savings from the reduction of headcount due to restructuring activities, offset by the increase in costs resulting from the discontinuation of the aforementioned cash saving measure of compensation in the form of shares, as well as reduced work schedules.
The decrease in facility rent, office and technology costs was primarily due to the closing of the Minnesota office in February 2022.
Stock-based compensation decreased as we discontinued the cash saving measure to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash, which ended as of the fourth quarter of 2021. Additionally, there was an overall decrease in the number of employees compensated with stock-based compensation in 2022, attributable to the restructuring activities.

Depreciation, Amortization and Accretion
For the three months ended September 30, 2022, and 2021, depreciation, amortization and accretion expenses were $0.8 million and $2.6 million, respectively. For the nine months ended September 30, 2022, and 2021, depreciation, amortization and accretion expenses were $2.6 million and $7.8 million, respectively. These expenses decreased for the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to software development costs no longer being amortized beginning with the fourth quarter of 2021 as a result of discontinuation of Spok Go. Depreciation, amortization and accretion expenses also decreased due to lower depreciation for certain computer hardware and software assets that became fully depreciated in 2021.
Severance and Restructuring
For the three and nine months ended September 30, 2022, severance and restructuring expenses were $1.5 million and $6.4 million, respectively . Expenses increased for the three and nine months ended September 30, 2022, primarily due to an increase in severance and personnel related costs and costs related to contractual terminations, resulting from the implementation of the new strategic business plan. Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.
Income Taxes
(Provision for) benefit from income taxes was $(0.8) million and $0.9 million for the three months ended September 30, 2022, and 2021, respectively. (Provision for) benefit from income taxes was $(0.1) million and $1.1 million for the nine months ended September 30, 2022, and 2021, respectively. (Provision for) benefit from income taxes changed for the three and nine months ended September 30, 2022, compared to the same periods in 2021 due to the difference in the anticipated annual effective tax rate as a result of certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 12, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2022, we held cash and cash equivalents of $37.2 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities and are therefore classified as held-to-maturity and are reported at amortized cost in our Condensed Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions.
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
As part of the restructuring program in connection with our new strategic business plan, we expect to record one-time pre-tax restructuring charges of approximately $7.0 million to $8.0 million, comprised of approximately $5.7 million to $6.6 million in severance and personnel related costs and approximately $1.3 million to $1.4 million in contractual terminations. Future cash payments related to these charges are expected to generally be within the same range. The restructuring actions associated with these charges are expected to be substantially complete in 2022. Because of these cash payments related to the restructuring program, we anticipate that our cash on hand will decrease during 2022. However, our restructuring efforts are meant to refocus our operational efforts towards cash flow generation and the return of capital to our stockholders. Should our restructuring efforts be successful, we anticipate future operating periods will return to historically positive cash flow generation.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2022, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021

Net cash (used in) provided by operating activities	$(148)	$9,528	$(9,676)
Net cash provided by (used in) investing activities	13,260	(11,332)	24,592
Net cash used in financing activities	(20,058)	(9,318)	(10,740)

Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the nine months ended September 30, 2022, net cash used in operating activities was $0.1 million primarily due to the net loss of $2.4 million, changes in accounts payable, accrued liabilities and other of $3.1 million, accounts receivable of $1.3 million,and in prepaid expenses and other assets of $1.0 million. This was partially offset by changes in stock-based compensation of $3.0 million, depreciation, amortization and accretion of $2.6 million, and provision for credit losses, service credits and other of $1.2 million.
For the nine months ended September 30, 2021, net cash provided by operating activities was $9.5 million due primarily to non-cash items such as depreciation, amortization and accretion of $7.8 million, stock-based compensation of $6.0 million, changes in accounts receivable of $2.2 million, change in prepaid expenses and other assets of $0.2 million and changes in lease liability $0.8 million . This was partially offset by a net loss of $5.5 million, deferred income tax benefit of $0.9 million and deferred revenue of $2.1 million.
Investing Activities
For the nine months ended September 30, 2022, net cash provided by investing activities was $13.3 million and cash used for investing activities was $11.3 million for the same period in 2021. Our 2021 investing activities reflected the capitalization of software development costs, however with the discontinuation of Spok Go, we did not incur such costs in 2022. Net cash used in investing activities also reflects purchases of property and equipment, and the purchase and maturity of short-term investments in both periods.
Financing Activities
For the nine months ended September 30, 2022, and 2021, net cash used in financing activities was $20.1 million and $9.3 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On October 26, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 16, 2022, and a payment date of December 9, 2022. This cash dividend of approximately $6.2 million, applicable to our common stock outstanding, will be paid from available cash on hand. We expect to continue paying dividends of $0.3125 per share of common stock for the fourth quarter of 2022, subject to declaration by the Board of Directors.
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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that may have arisen if we had engaged in such relationships.

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
The following table provides the Company's significant commitments and contractual obligations as of September 30, 2022:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$16,530	$1,681	$8,636	$3,821	$2,392
Unconditional purchase obligations	6,148	3,513	2,600	35	—
Total contractual obligations	$22,678	$5,194	$11,236	$3,856	$2,392
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2022, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Part I – Item 1A – Risk Factors” of the Part I of the 2021 Annual Report have not materially changed during the nine months ended September 30, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2022.

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

SPOK HOLDINGS, INC.

Dated: October 27, 2022	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)