Form 10-K
period 2022-12-31
Spok Holdings, Inc
filed 2023-02-23
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES    ☐    NO  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $120 million based on the closing price of $6.30 per share on the NASDAQ National Market® on June 30, 2022.
The number of shares of registrant’s common stock outstanding on February 17, 2023, was 19,997,142.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than May 1, 2023, are incorporated by reference into Part III of this Report.

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
•The productivity of our sales organization and our ability to deliver effective customer support;
•Our ability to identify potential acquisitions, consummate and successfully integrate such acquisitions, and achieve the expected benefits of such acquisitions;
•Risks related to the COVID-19 pandemic;
•Economic conditions such as recessionary economic cycles, higher interest rates, inflation and higher levels of unemployment;
•Risks related to our overall business strategy, including maximizing revenue and cash generation from our established businesses and returning capital to stockholders through dividends and repurchases of shares of our common stock;
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
•Undetected defects, bugs, or security vulnerabilities in our products;
•Our dependence on the U.S. healthcare industry;
•The sales cycle of our software solutions and services can run from six to eighteen months, making it difficult to plan for and meet our sales objectives and bookings on a steady basis quarter-to-quarter and year-to-year;
•Our reliance on third-party vendors to supply us with wireless paging equipment;
•Our ability to maintain successful relationships with our channel partners;
•Our ability to protect our rights in intellectual property that we own and develop and the potential for litigation claiming intellectual property infringement by us;
•Our use of open source software, third-party software and other intellectual property;
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
•Risks related to data privacy and protection-related laws and regulation
•Our ability to manage change related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally; and
•Those matters that are discussed in this Annual Report under Item 1A "Risk Factors."
Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to revise or update forward-looking statements, except as required by law. Investors are advised to consult all further disclosures the Company makes in its subsequent quarterly reports on Form 10-Q and current reports on Form 8-K that it will file with the United States Securities and Exchange Commission ("SEC").

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
ITEM 1. BUSINESS
Overview
Spok, Inc., a wholly owned subsidiary of Spok Holdings, Inc. (NASDAQ: SPOK), is proud to be a global leader in healthcare communications. We deliver clinical information to care teams when and where it matters most to improve patient outcomes. Top hospitals rely on Spok products and services to enhance workflows for clinicians, support administrative compliance, and provide a better experience for patients.
Our headquarters is located at 5911 Kingstowne Village Pkwy, 6th Floor, Alexandria, Virginia 22315, and our telephone number is 800-611-8488. We maintain a website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this 2022 Annual Report on Form 10-K ("2022 Form 10-K").)
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
In February 2022, our Board of Directors announced a new strategic business plan. In accordance with this plan, we discontinued Spok Go and successfully eliminated all associated costs. We have completed rightsizing the Company to focus on cash flow and stabilizing revenue in our Spok Care Connect and Wireless products and service lines.
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
The direct sales force contracts or sells products, solutions, messaging services and other services directly to customers ranging from small and medium-sized businesses to companies in the Fortune 1000, as well as federal, state, and local government agencies. We will continue to market primarily to commercial enterprises, with a focus on healthcare organizations, interested in our communication solutions. We maintain a sales presence in key markets throughout the United States, and in limited markets internationally through strategic partnerships, in an effort to gain new customers and to retain and increase sales to existing customers. The direct sales force targets leadership responsible for the procurement of clinical communication and collaboration solutions such as chief information officers, chief technology officers, chief medical officers, chief nursing officers, information technology directors, telecommunications directors, laboratory directors, radiology directors and contact center managers. The timing for a direct sale varies but may take from 6 to 18 months depending on the type and scope of software solution.
The indirect sales channel complements our direct sales force. Through relationships with alliance partners we are able to sell our solutions to a wider customer base. For wireless services that we do not provide directly, we contract with and invoice an intermediary for airtime services. For our software sales, relationships with alliance partners assist us in broadening the distribution of our products and further diversifying into markets outside of the healthcare provider vertical as well as in the Asia Pacific regions. We will continue to expand partnership efforts in 2023.
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
•A continuing focus within hospitals to reduce labor and administrative costs while increasing productivity; and
•A broader proliferation of information technology in healthcare as hospitals strive to apply technology to address their operational issues.
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
•Content marketing (e.g., eBriefs, case studies, brochures, videos and infographics) as an underlying foundation of all marketing campaigns or initiatives;
•Webinars about customer successes, current industry trends, and our solutions;
•Social media involvement to provide information regarding upcoming educational events or new product offerings;
•Blog posts to provide information about industry trends and our solutions to customers, prospects, and alliances; and
•Participation at trade shows and industry events, such as Healthcare Information and Management Systems Society (HIMSS), College of Healthcare Information Management Executives (CHIME), and other Healthcare Information technology related shows and conferences; and
•Annual customer conferences (virtual) that solicit feedback on our solutions and services.

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
As we continue to implement our network rationalization plan, we expect to have fewer transmitters that can be removed efficiently from our networks and still maintain the level of service required for our customers, and thus the benefits of network rationalization will decline. Cost savings have slowed as compared to historical cost savings. As we reach certain minimum frequency commitments, as outlined by the FCC, we may be limited in our ability to continue our efforts to rationalize and consolidate our networks.
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
Our Strategy
In alignment with our strategic business plan announced in February 2022, our over-arching strategy has been, and will continue to be, the prioritization of free cash flow generation and the return of capital to stockholders, by maximizing revenue and cash generation from our established lines of business while effectively managing expenses. Through targeted investments in these important and valuable business lines, we aim to reinvigorate growth in our legacy software solutions and minimize wireless revenue attrition.
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
We recognize that the number of wireless subscribers, units in service, and the related revenue will likely continue to decline. We intend to continue reducing our underlying cost structure impacting this declining wireless revenue stream by reducing payroll and related expenses as well as network related expenses where possible, alongside periodic price increases. We will integrate and consolidate operations as necessary to ensure the lowest cost operational platform for our consolidated business.
The introduction of our GenA pagers in November 2021 was a key initiative that we believe will also help slow our wireless revenue attrition. Further details on GenA pagers can be found under "GenA Pagers."
Enhance existing software applications - We will continue to invest in the development and enhancement of our Spok Care Connect Suite products and services, although at a significantly reduced rate relative to our total research and development costs over the last several years. Targeted enhancements and continued development efforts are critical to our ability to maintain our core software maintenance revenue and are necessary to drive future software operations revenue. Additionally, targeted enhancements of the Spok Mobile application will be critical in our ability to help further mitigate wireless customer attrition.
Manage expenses – With a renewed focus on generating cash flow, it is critical that we manage costs in alignment with our revenue. We will continue to look for ways to reduce our underlying cost structure should revenue continue to decline. While we will continue to invest in the business, we will do so in a more targeted manner to drive tangible earnings that can be returned to our stockholders.
Return capital to our stockholders - We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.3125 per share of common stock, or $1.250 annually, in 2023.
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
Wireless products and services revenue represented 56%, 55% and 56% of total consolidated revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Demand for one-way and two-way messaging services declined during these years, and we believe demand will continue to decline for the foreseeable future. As demand for one-way and two-way messaging has declined, we have developed or added service offerings, including our GenA pagers discussed below, in order to optimize our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities within our wireless business while providing customers the highest value possible.
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
Mobile Communications
•Spok Mobile®: Simplifies communications and strengthens care by using smartphones and tablets for secure code alerts, patient updates, results, consult requests, and much more. Allows users to access the full directory of accurate contact information to send messages/photos/videos to smartphones and other devices, and helps to ensure all clinical communications are logged with security, traceability, and reliability.
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
•Professional Services: We offer a full suite of professional services that are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation, and training services. Our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms as supplemental resources to implement our solutions for customers as needed. Professional services revenue represented 9% of total consolidated revenue for the year ended December 31, 2022 and 12% each for the years ended December 31, 2021 and 2020. The decrease in the professional services revenue for 2022 was from having lower billable hours as a result of our efforts to better align staffing levels with our backlog as well as to drive greater profitability through more efficient services delivery.
•Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our on-premise software solutions. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization. The customer support organization provides support 24 hours a day, seven days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage. The Spok support service is augmented by third-party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses, after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e. Maintenance revenue) represented 27% of total consolidated revenue for the years ended December 31, 2022 and 2021, and 26% for the year ended December 31, 2020.

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
We currently have inventory and network equipment on hand that we believe will be sufficient to meet our wireless and software equipment requirements for the foreseeable future. However, the COVID-19 pandemic has contributed to global supply chain disruptions from which we are not immune. These disruptions may contribute to delayed production of certain of the products that we offer, including, but not limited to, GenA pagers, which are assembled with certain microchip technology that has experienced, and may continue to experience, shortages. Such shortages may result in delayed delivery of the products that we offer to customers.
Intellectual Property
As of December 31, 2022, we held 74 trademarks and five patents, as well as four pending trademarks and one pending patent, which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and is integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2023 to 2033 and can be extended for 10-year periods upon renewals.
Research and Development
We maintain a product development group, a substantial portion of which is focused on the enhancement of existing software products. Our product development group uses a methodology that balances enhancement requests from a number of sources including customers, regulatory requirements, professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings, and development time and expense.
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
Our wide-ranging customer base allows for low customer revenue concentration and as a result, no single customer accounted for more than 10% of our total revenues in 2022, 2021 or 2020.
We pursue close, long-term relationships with our customers because we believe strong customer relationships enable us to retain our current customer base and expand our services and revenue to that customer base.
Competition
The competitors and degree of competition vary among our various product categories. Competition is particularly strong for our wireless messaging services. Within the wireless industry, companies compete on the basis of price, coverage area, services offered, transmission quality, network reliability and customer service. We compete by maintaining competitive pricing for our products and services, by providing broad coverage options through high-quality, reliable messaging networks and by providing quality customer service. Direct competitors for wireless messaging services include American Messaging Service, LLC and a variety of other regional and local providers. We also compete with a broad array of wireless messaging services provided by mobile telephone companies, including AT&T Mobility LLC,T-Mobile USA, Inc., and Verizon Wireless, Inc. This competition has intensified as prices for the services of mobile telephone companies have declined and messaging capabilities are generally available in today's mobile phone devices. Many of these companies possess far greater financial, technical and other resources than we do.
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

Although we have no competitors that offer a comprehensive set of software modules that match our product offerings, several competitors offer software similar to many of our solutions. Selected competitors for portions of our product portfolio include:

•American Software, Inc.. - Enterprise software solutions;
•CareCloud, Inc. - Healthcare solutions;
•Computer Programs and Systems, Inc. - Healthcare IT solutions;
•Domo, Inc. - Cloud-based solutions;
•eGain Corporation - Cloud-based solutions;
•Health Catalyst, Inc. - Healthcare data and analytics;
•HealthStream, Inc. - Healthcare workforce solutions;
•Kaltura, Inc. - Cloud-based solutions;
•KORE Group Holdings Inc. - Mobile communications solutions;
•LiveVox Holdings, Inc. - Healthcare solutions;
•NantHealth Inc. - Healthcare solutions;
•OptimizeRx Corporation. - Healthcare solutions;
•Tabula Rasa Healthcare, Inc. - Healthcare solutions;
•UpHealth, Inc. - Healthcare solutions; and
•Weave Communications, Inc. - Software solutions.

In addition to these select competitors, substantially larger companies in the electronic medical records space such as Epic Systems Corporation, Cerner Corporation, Athenahealth, Inc. and Allscripts Healthcare Solutions, Inc. may choose to offer software-related solutions similar to our clinical communication and collaboration solutions or may acquire one of our competitors.
Furthermore, the healthcare sector continues to experience significant consolidation, in large part due to COVID-19, which has highlighted the need to improve patient outcomes, reduce the burden on providers and streamline operations. As certain industries have been challenged during the pandemic, many organizations are motivated to reduce costs and improve efficiencies while others attempt to enter new markets with complementary or divergent product offerings and drive growth. With larger organizations like Microsoft Corporation and Oracle Corporation entering the market in which we operate, they may have a competitive advantage through aggressive pricing power, established brand recognition, extensive capital resources, and broader delivery and distribution channels.
Human Capital
At December 31, 2022 and 2021, we had 376 and 563 full time equivalent ("FTE") employees, respectively. As part of the restructuring of our business in connection with the strategic business plan announced by our Board of Directors in February 2022, we eliminated 176 positions, primarily in research and development, and also in professional services, selling and marketing, and back-office support functions. Our employees are not represented by labor unions or covered by a collective bargaining agreement.
Employee Health, Safety and Well-Being
Spok is committed to conducting its business operations in a manner that protects the health and safety of its employees, visitors, contractors and the public, and reduces risks within our work centers. Spok believes that no job is so important that our employees cannot take the time to ensure the work is performed safely and in an environmentally conscious manner. Spok’s policies and procedures are intended to provide employees with the information needed to meet all federal, state and local guidelines for occupational health and safety.
The COVID-19 pandemic continues to affect our policies with regard to our employees, whose health and safety is our highest priority. Following strategies recommended by the Centers for Disease Control and Prevention, we have continued to follow enhanced safety measures, including performing enhanced cleaning procedures in our offices, providing remote work arrangements for our office-based employees, and liberal leave policies for employees who may be affected by illness, isolation or childcare obligations. We are compliant with all federal, state and local regulations as applicable.
Diversity and Inclusion
As a global company, Spok strives to create an environment that embraces diversity and fosters inclusion. We recognize the value and contributions of individuals with a wide range of capabilities, experience, and perspectives, and draw upon this diversity to create value for our customers and maintain an effective and engaged workforce. Spok is committed to maintaining a work environment free from discrimination and harassment, and one where employees are treated with dignity and respect. We refuse to accept or tolerate harassment or discrimination against any employee or applicant for employment.
Spok has a council composed of employees and executive sponsors to provide feedback and make recommendations regarding our diversity and inclusion policies and practices. We believe that by promoting and supporting inclusiveness and by leveraging our organization’s diversity, we have a competitive advantage that allows us to innovate and draw from our workforce’s differing perspectives. By bringing together employees from diverse backgrounds and providing each with an opportunity to develop their skills and actively contribute to our mission, we cultivate an engaged workforce which in turn helps us deliver value to our customers.
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
Regulation
Federal Regulation
The FCC issues licenses to use radio frequencies necessary to conduct our business and regulate many aspects of the operations that support our wireless revenue. Licenses granted to us by the FCC have varying terms, generally of up to 10 years, at which time the FCC must approve renewal applications. In the past, FCC renewal applications generally been granted upon showing compliance with the Communications Act of 1934, as amended (the "Communications Act"), and FCC regulations and adequate service to the public. Other than those still pending, the FCC has thus far granted each license renewal that we have requested.
The Communications Act requires radio licensees, including us, to obtain prior approval from the FCC for the assignment or transfer of control of any construction permit or station license or authorization of any rights thereunder. The FCC has thus far granted each assignment or transfer request we have made in connection with a change of control.
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
The FCC’s rules require us to pay a variety of fees that increase our costs of doing business. For example, the FCC requires licensees, including Spok, to pay levies and fees, such as universal service fees, to cover the costs of certain regulatory programs and to promote various other societal goals. These requirements increase the cost of the services we provide. By law, we are permitted to bill our customers for these regulatory costs and we typically do so.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2023 to regulatory policy or regulations.
State Regulation
As a result of the enactment by the United States Congress of the Omnibus Budget Reconciliation Act of 1993 ("OBRA") in August 1993, states are now generally preempted from exercising rate or entry regulation over any of our operations. States are not preempted, however, from regulating "other terms and conditions" of our operations, including consumer protection and similar rules of general applicability. Zoning requirements are also generally permissible, however, provisions of the OBRA prohibit local zoning authorities from unreasonably restricting wireless services. Several states require us to hold a license or otherwise register to provide our wireless services in the jurisdiction, and those states that regulate our services also may require us to obtain prior approval of (1) the acquisition of controlling interests in other paging companies and (2) a change of control.
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
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2022 Form 10-K or presented elsewhere by management from time to time.
Risks Related to our Business and Operations
Wireless service to our customers could be adversely impacted by network rationalization.
We have an active program to consolidate the number of wireless networks and related transmitter locations, which is referred to as network rationalization. Network rationalization is necessary to match our technical infrastructure to our smaller subscriber base and to reduce both site rent and telecommunication costs. The implementation of the network rationalization program could adversely impact wireless service to our new and existing subscribers, and there can be no assurance that any efforts to minimize that impact would be successful. Any adverse impact to our wireless service could lead to increases in the rate of gross subscriber cancellations and/or the level of wireless revenue erosion. Adverse changes in gross subscriber cancellations and/or wireless revenue erosion could have a material adverse effect on our business, financial condition, operating results and ability to pay cash dividends to stockholders.

We depend on highly skilled personnel, and, if we are unable to retain or hire qualified personnel, we may not be able to achieve our strategic objectives.
To execute our growth plan and achieve our strategic objectives, we must continue to attract, hire and retain highly qualified and motivated personnel across our organization. In particular, to continue to enhance our software solutions, add new and innovative core functionality and services and develop new products, it is critical for us to maintain a strong research and development organization, including hiring and retaining highly skilled software engineers. Competition for talent is intense within our industry, and there continues to be upward pressure on compensation. In addition, for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets, we will need to continue to develop and maintain our sales and marketing and customer support organizations. Identifying and recruiting qualified personnel, training them in the use of our software solutions and ensuring they are well-equipped to serve our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.
We face significant competition for experienced personnel, and many of our competitors have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, former employers may assert claims against us for breach of legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, the job market in the Minneapolis-St. Paul area, where the majority of our software developers are located, has historically been very competitive. While we are able to expand our candidate pool by opening our opportunities nationwide, allowing us to be more competitive, the job market continues to be a challenge everywhere, making it vitally important to retain our current team members. When considering employment opportunities, candidates and existing employees often consider the value of the equity awards. If the actual or perceived value of our equity awards declines, or if the price of our common stock experiences significant volatility, this may adversely affect our ability to recruit and retain highly skilled employees. As a result, we may have greater difficulty hiring and retaining skilled personnel than some of our competitors. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives and our business, financial condition, operating results and ability to pay cash dividends to stockholders may be adversely affected.
Growth in our software revenue and bookings, and maintenance of our wireless revenue and subscriber base is dependent on the productivity of our sales organization.
Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Based on past experience, we expect new sales team members to reach full productivity after nine months of employment. However, our recent and planned hires may not become productive as quickly as expected, or at all, and we may be unable to hire or retain a sufficient number of qualified individuals in the markets in which we do business or plan to do business.
From time to time it may be necessary to reorient our sales representatives to focus on specific market segments, product lines or new software solutions or to remove underperforming individuals, which may require additional resources to maintain productivity. The impact of these changes could adversely impact our ability to achieve our sales productivity goals. We have also identified the following risks that could impact our sales productivity:
•Customer Dissatisfaction and Reputational Harm. We may experience customer dissatisfaction with our solutions that could result in lost opportunities for sales. Potential low ratings of our solutions by customers may result in us being excluded from consideration by current and prospective customers with respect to future opportunities. In addition, fewer customer references for our solutions could impact our ability to prospect new sales.
•Training. Training of our marketing and sales personnel regarding the clinical requirements of our healthcare customers and the complexity of our service offerings, takes time and requires a substantial, continuing investment for both new hires and long-term employees.
•Competitive Speed. Sales productivity can be impacted by the capabilities of our competitors. There is a risk that competitors may innovate or partner faster than we do.
•Employee Retention. The items noted above may challenge the ability of employees to generate sales, which may affect morale and employee retention.
•Customer Uncertainty. The discontinuation of Spok Go may create a perception of uncertainty regarding our future operations, which may limit our ability to sell products and services to prospective customers. Additionally, this perceived uncertainty may contribute to an increase in churn of existing customers.

If we are unable to deliver effective customer support, our relationships with our existing customers and our ability to attract new customers could be harmed
Our revenue growth depends, in part, on our ability to satisfy our customers, including by providing continued customer support, which may contribute to increased customer retention and adoption and utilization of our wireless services and software solutions. Once our wireless services and software solutions are deployed, our customers depend on our customer support group to resolve technical issues relating to their use of our solutions. We may be unable to respond quickly to accommodate short-term increases in customer demand for support services or may otherwise encounter difficult customer issues. If a customer is unsatisfied with the quality of our customer support, we may incur additional costs or experience customer terminations or non-renewals.
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
We cannot provide any assurances that we will be successful in finding such acquisitions or consummating future acquisitions on favorable terms. We anticipate that future acquisitions will be financed through a combination of methods, including, but not limited to, the use of available cash on hand, and, if necessary, borrowings from third-party financial institutions. Disruptions or volatility in credit markets may impede our access to capital markets, including higher borrowing costs, less available capital, more stringent terms and tighter covenants, and may limit our ability to finance acquisitions.
We have investigated potential acquisitions and may be unable to successfully integrate such acquisitions into our business and may not achieve all or any of the operating synergies or anticipated benefits of those acquisitions.
We continue to evaluate acquisitions of other businesses that we believe will yield increased cash flows, improved market penetration and/or operating efficiencies and synergies. We may face various challenges with integration efforts related to any future acquisitions, including the combination and simplification of product and service offerings, sales and marketing approaches and establishment of combined operations.
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
There can be no assurance that we will manage these challenges and risks successfully. Moreover, if we are not successful in completing transactions that we have pursued or may pursue, our business may be adversely affected, and we may incur substantial expenses and divert significant management time and resources. In addition, while pursuing and completing such transactions, we could use substantial portions of our available cash to pay for all or a portion of the purchase price or retention incentives to employees of the acquired business, or we may incur substantial debt. We could also issue additional securities to finance all or a portion of the purchase price for these transactions or as retention incentives to employees of the acquired business, which could cause our stockholders to suffer significant dilution. Such transactions may not generate additional revenue or profit for us, or may take longer than expected to do so, which may adversely affect our business, financial condition, operating results and cash flows.
Our business, financial condition and operating results have been, and in the future may be, adversely affected by the COVID-19 pandemic.

Our business, financial condition and operating results have been, and in the future may be, adversely affected by the COVID-19 pandemic. Beginning in early 2020, the COVID-19 pandemic caused delays in, or the loss of, revenue from services that required onsite implementation, as well as delays in, or the loss of, software bookings, which directly impacted license and services revenues, as healthcare organizations put these projects on hold to focus limited resources and personnel capacity towards the treatment of COVID-19. The COVID-19 pandemic also contributed to global supply chain disruptions, including delayed production of certain products that we offer, such as our GenA pagers.

The extent to which COVID-19 may impact our results in the future will depend on future developments, which are highly uncertain and cannot be predicted. These developments may include the emergence of new COVID-19 variants of concern, as well as actions taken to further contain the virus or treat its impact, the possible reinstatement of government or other restrictions implemented in certain locations, and the acceptance, distribution and effectiveness of new and existing vaccines and other medications to treat and prevent the spread of COVID-19.

Economic conditions that are largely out of our control may adversely affect our financial condition and statement of operations.
Our business is sensitive to recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits that could adversely affect the demand for our services. This adverse impact, including results of any continuing effects of the COVID-19 pandemic, could increase the rate of gross subscriber cancellations and/or the level of revenue erosion for our wireless business and could cause delays in or the loss of software revenue or bookings, which impacts license, professional services, equipment and subscription revenues.
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
Further, the uncertainty created by the possibility of additional healthcare reform legislation is impacts customer decision making and information technology plans in our key healthcare market. We are unable to predict the full consequences of this uncertainty on our operations. Adverse changes in the economic environment could adversely impact our ability to increase the prices we charge for our offerings, while effectively managing customer churn, or successfully market and sell our wireless and software solutions to healthcare customers.
Risks Related to our Products and Services
The rate of wireless subscriber and revenue erosion could exceed our ability to reduce wireless operating expenses in order to maintain overall positive operating cash flow from our wireless business.
Our wireless revenue is dependent on the number of subscribers that use our paging devices. Our customers may not renew their subscriptions after the expiration of their subscription agreements. In addition, our customers may opt for one of our lower-priced offerings or for fewer subscriptions. Customer renewal rates may decline or fluctuate due to a number of factors, including their level of satisfaction with our offerings and their ability to continue their operations and spending levels. Increasing awareness and concern over HIPAA/HITECH compliance is causing healthcare organizations, our largest customer segment, to re-evaluate paging subscriptions for clinical use cases when users are not equipped with our encrypted pager offerings.
We face intense competition for subscribers from other paging service providers and alternate wireless communications providers, such as mobile phone and mobile data service providers. There is a risk that our competitors’ products may provide better performance or include additional features when compared to our offerings. Competitive pressures could also affect the prices we may charge or the demand for our offerings, resulting in reduced profit margins and loss of market share. In addition, new competitors may emerge as a result of changing dynamics and trends in the market and industry, and we may not be adequately prepared to respond to these changes in the healthcare landscape. If we are unable to compete effectively, our business, financial condition, operating results and ability to pay cash dividends to stockholders may be adversely affected.

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
We expect our wireless subscriber results, units in service and revenue will continue to decline for the foreseeable future. As this revenue erosion continues, maintaining positive operating cash flow from our wireless business is dependent on substantial and timely reductions in selected wireless operating expenses. Reductions in wireless operating expenses require both the reduction of internal costs and negotiation of lower costs from outside vendors. As we require fewer services and products from our vendors, our negotiating leverage to lower our costs is diminished. There can be no assurance that we will be able to reduce our wireless operating expenses commensurate with the level of revenue erosion. The inability to reduce wireless operating expenses would have a material adverse impact on our business, financial condition, operating results and ability to pay cash dividends to stockholders.
Technical problems and higher costs may affect our product development initiatives.
Our future software revenue growth depends on our ability to develop, introduce and effectively deploy new solutions and features to our existing software solutions. These new features and functionalities are designed to address both existing and new customer requirements. We may experience technical problems and additional costs as these new features are tested and deployed. Failure to effectively develop new or improved software solutions could adversely impact software revenue growth and could have a material adverse effect on our business, financial condition, operating results and ability to pay cash dividends to stockholders.
Undetected defects, bugs, or security vulnerabilities in our products could adversely affect the market acceptance of new products, damage our reputation with current or prospective customers, and materially and adversely affect our operating costs.
Software products, such as those we offer, may contain defects and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including products of companies we have acquired, or third-party components used in our products, contain defects or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds or resolve these issues. Any defects we do not detect and fix in pre-release testing could result in reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions or legal liability. There can be no assurance that provisions in our license agreements that limit our exposure to liability will be sufficient or withstand legal challenge. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products.
We are dependent on the U.S. healthcare provider industry for most of our revenue.
We generate more than 75% of our revenue from sales to hospitals and other healthcare provider organizations in the United States. These customers, both non-profit and for-profit, are greatly affected by macroeconomic conditions, the COVID-19 pandemic, healthcare reform legislation and the reimbursement policies of federal and state governments and health insurance companies, and any decline in revenue received by our customers due to adverse economic conditions or legislative or regulatory changes could significantly affect the type and amount of services and products they order from us. We do not anticipate any flexibility in increasing prices for our wireless services, notwithstanding general inflation, due to an unrelenting focus by our customers on their cost structures, and our customers could be slow to invest in our software products and professional services due to budgetary pressures.

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
Intellectual property infringement litigation has become commonplace, particularly in the wireless and software industries in which we operate. Litigation can be protracted, expensive, and time consuming. There is no assurance that we will remain immune to this litigation. Any such claims, whether meritorious or not, could be time-consuming and costly in terms of both resources and management time.
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
Our patents, trademarks, copyrights and trade secrets relating to our wireless services and networks, and our software solutions, are important assets. The efforts we undertake to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business and our ability to compete effectively. Protecting our intellectual property rights can be costly and time consuming.

We seek to maintain certain of our intellectual property rights as trade secrets, including the source code for many of our software solutions and innovations. Our source code and system architecture may be reverse engineered by our competitors, or the secrecy of our solutions and designs could be compromised through a security breach, cyberattack or otherwise, or by our employees or former employees, intentionally or accidentally. Any compromise of our trade secrets could cause us to lose any competitive advantage our software solutions have and the investment we have made in developing our products and services.
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
Some of our products and services include other software or intellectual property licensed from third parties, and we also use software and other intellectual property licensed from third parties in our business. This exposes us to risks over which we may have little or no control. For example, a licensor may have difficulties keeping up with technological changes or may stop supporting the software or other intellectual property that it licenses to us. There can be no assurance that the licenses we use will be available on acceptable terms, if at all. In addition, a third party may assert that we or our customers are in breach of the terms of a license, which could, among other things, give such third party the right to terminate a license or seek damages from us, or both. Our inability to obtain or maintain certain licenses or other rights or to obtain or maintain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases of new products, and could otherwise disrupt our business, until equivalent technology can be identified, licensed or developed. In addition, sophisticated hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture, including "bugs," security vulnerabilities, and other problems that could unexpectedly interfere with the expected operation of our products and services or expose us to cyberattacks and security breaches.

System disruptions and security threats to our computer networks, satellite control or telecommunications systems, or to those of our service providers, could have a material adverse effect on our business.
The performance and reliability of our computer network and telecommunications systems infrastructure, as well as the technology infrastructure of third parties, are critical to our operations. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, software errors and other events. Any computer system or satellite network error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems, or those of our service providers, of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions (e.g., distributed denial of service (DDoS) attacks, ransomware attacks). Our satellite network connections for our wireless services depend upon very small aperture terminals, many of which are based on decades-old technology or equipment that could fail and result in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage, and other operational needs, we rely on third-party data centers and services for maintaining accessibility, reliability and uninterrupted connectivity, among other things.

A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning may not be sufficient for every eventuality, such as a ransomware attack that encrypts some or all of our or our service providers' systems, data or infrastructure. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or cyberattacks, or to cover all contingencies. We may be required to expend significant resources to protect against the threat of these system disruptions or to remediate or otherwise alleviate problems caused by such disruptions. Any interruption in the availability of our websites and online interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could result in legal claims, reduced revenue or loss of customers or partners. There can be no assurance that any precautions we take will prove successful, and such problems could result in, among other consequences, a loss of data, a loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
Unauthorized intrusions, data breaches or failures in cybersecurity measures adopted by us or our service providers and/or included in our products and services could have a material adverse effect on our business.
Our security controls are designed to maintain the physical security of our facilities and to protect the systems that process and store our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary information. We are also dependent on a number of third-party providers of various technology, tools and services relating to, among other things, human resources, electronic communications, data storage, finance, and other business functions, and we are, of necessity, dependent on the security systems of these providers. Accidental or willful cyberattacks, breaches or other unauthorized access events committed or enabled by third parties or by our employees or contractors (for example, due to social engineering or phishing attacks) can impact the security of our facilities, our systems or the systems of our third-party providers, and the information maintained in such systems. In addition, the existence of computer viruses, malware or security vulnerabilities in our or our service providers' data, software, products or services, as well as external cyberattacks and data breaches, could expose us to the risks of corruption, loss, and misappropriation of proprietary and confidential information. We also routinely transmit and receive proprietary and confidential information, including through third parties, which makes that information vulnerable to interception, misuse or mishandling.
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
We and our service providers have, from time to time, been subject to unauthorized network intrusions, malware and other cyberattacks. We expect cyberattacks to continue, as we are an attractive target for such attacks given our customer base and industry. In addition, remote working arrangements that started during the COVID-19 pandemic may continue in the future, which increases the risk that threat actors will engage in social engineering and exploit vulnerabilities inherent in many non-corporate home networks. Any theft, misuse of, or unauthorized access to confidential, personal or proprietary information as a result of such incidents could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, increased costs of investigation, remediation and compliance, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties (including class actions) and possible financial obligations for liabilities and damages related to the theft or misuse of such information, regulatory investigations and enforcement actions, as well as fines and other sanctions pursuant to data privacy and security rules and regulations, any or all of which could have a material adverse effect on our reputation, operations, business, profitability and financial condition. Any losses, costs and liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.

Risks Related to our Financial Results
We may be unable to realize the benefits associated with our deferred income tax assets.
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in wireless operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code ("IRC") Section 382, our financial condition and statement of operations may be materially affected. For example, we maintained a valuation allowance of $2.3 million and $24.2 million at December 31, 2022 and 2021, respectively, to reduce net deferred income tax assets as their realization did not meet the applicable more-likely-than-not criterion.
If our long-lived assets or goodwill become impaired, we may be required to record significant impairment charges.
We are required to evaluate the carrying value of our long-lived assets and goodwill. For long-lived assets, we assess quarterly whether circumstances exist which suggest that the carrying value of long-lived assets may not be recoverable. We evaluate goodwill for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual goodwill impairment test in the fourth quarter of the fiscal year.
If our long-lived assets or goodwill are deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized. We may be required to record a significant charge in our financial statements during the period in which any impairment of our long-lived assets or goodwill is determined, which would negatively affect our results of operations. For example, as a result of our periodic evaluation of our capitalized software development costs, we recorded an impairment charge of $15.7 million for the year ended December 31, 2021.
Our estimates of market opportunity for our software solutions are subject to significant uncertainty and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
Market opportunity estimates are based on assumptions and estimates, and our internal analysis and industry experience. However, assessing the market for clinical communication and collaboration solutions is difficult due to several factors, such as limited available information and rapid evolution of the market. Our estimates of market opportunity depend on the assumptions we made, and the estimated market opportunity could be materially different with different assumptions. Even if the markets in which we compete meet or exceed our size estimates, our software solutions may fail to gain market acceptance and our business may not grow in line with our forecasts. In addition, an increase in the prevalence of cloud-based offerings by our competitors could also unfavorably impact the pricing of our on-premise offerings and dampen overall demand for our on-premise offerings, which could have a material adverse impact on our business, financial condition and operating results.
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
In addition to personal health information, the Company may handle or have access to personal information in the European Union subject to the General Data Protection Regulation (the "GDPR"). The GDPR imposes several stringent requirements for controllers and processors of personal data and increases our obligations, including, for example, by requiring more robust disclosures to individuals, strengthening the individual data rights regime, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. In addition, the GDPR restricts transfers of personal data outside of the European Economic Area and the UK, including to the United States, under certain scenarios. While lawful data transfer mechanisms have been proposed, there remains uncertainty, and we are exposed to potential investigations and enforcement in this area.
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
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, in the U.S., the state of California enacted the California Consumer Privacy Act ("CPPA"), which came into effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which will expand upon the CCPA and go into effect in January 2023 (with a lookback period until January 2022). The CCPA requires (and the CPRA will require) covered businesses to, among other things, provide certain disclosures to California consumers and afford such consumers certain privacy rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The CPRA imposes additional obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses and disclosure of sensitive personal information. The CPRA also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy, cybersecurity and data protection enforcement. The CCPA and CPRA have spurred similar legislation in many other states, and we expect this trend to continue.
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
For example, the FCC issued an order in October 2007 that mandated paging carriers (including the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the "Back-up Power Order"). Ultimately, after a hearing by the U.S. Court of Appeals for the DC Circuit and disapproval by the Office of Management and Budget (the "OMB") of the information collection requirements of the Back-up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, there has been no Notice of Proposed Rulemaking by the FCC and we are unable to predict what impact, if any, a revised back-up power rule could have on our business, financial condition, operating results and ability to pay cash dividends to stockholders.
As a further example, the FCC continues to consider changes to the rules governing the collection of universal service fees. The FCC is evaluating a flat monthly charge per assigned telephone number as opposed to assessing universal service contributions based on telecommunication carriers’ interstate and international revenue. There is no timetable for any rulemaking to implement this numbers-based methodology. If the FCC adopts a numbers-based methodology, our attempt to recover the increased contribution costs from our customers could significantly diminish demand for our services, and our failure to recover such increased contribution costs could have a material adverse impact on our business, financial condition and operating results.
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
In addition, changes to FDA regulations could impact existing software products or require updates to existing products. The impact of delays in FDA clearance or changes to FDA regulations could impact our ability to market or sell our software products and could have a material adverse effect on our business, financial condition, operating results and ability to pay cash dividends to stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 23, 2023.
ITEM 2. PROPERTIES
In March 2021, we relocated our corporate headquarters to a commercial property located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that will expire on September 30, 2026.
At December 31, 2022, we leased facility space, including our corporate headquarters, sales offices, technical facilities, warehouse and storage facilities in 47 locations in 24 states in the United States and one facility in the Middle East. The total leased space is approximately 117,000 square feet. At December 31, 2022, we owned three small parcels of land in three states in the United States.
At December 31, 2022, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 2,738 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2022, we had 3,325 active transmitters on leased sites which provide service to our customers.
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
Holders of Common Stock
As of February 17, 2023, there were 2,825 holders of record of our common stock.
Dividends
The Company declared dividends totaling $25.8 million and $10.2 million during 2022 and 2021, respectively. Cash dividends declared for the years ended December 31, 2022 and 2021, respectively, include dividends related to unvested restricted stock units ("RSUs") and shares of unvested restricted common stock ("restricted stock") granted under the Company's Equity Plans (as defined below) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.
The following table details information on our dividends declared and cash distributions since the formation of the Company in 2005 through the year ended December 31, 2022:

(Dollars in Thousands)	Dividends Declared Per Share Amount	Total Payment(1)
Year

Prior to 2018	$18.775	$467,267
2018	0.500	10,064
2019	0.500	9,819
2020	0.500	9,771
2021	0.500	10,025
2022	1.250	25,011
Total	$22.025	$531,957
(1)The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

On February 22, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 16, 2023, and a payment date of March 30, 2023. This cash dividend of approximately $6.3 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period of December 31, 2017, to December 31, 2022, against the cumulative total return of the NASDAQ Composite Index®, the NASDAQ Telecommunications Index® and the S&P Composite 1500 Health Care Technology Index for the same period.
The chart assumes that on December 31, 2017, $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2017, to December 31, 2022. The stock performance depicted on the chart represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Spok Holdings, Inc., the NASDAQ Composite Index, the NASDAQ Telecommunications Index and the S&P Composite 1500 Health Care Technology Index
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Spok Holdings, Inc.
NASDAQ Composite
NASDAQ Telecommunications
S&P Composite 1500 Health Care Technology Index

	December 31,
	2017	2018	2019	2020	2021	2022

Spok Holdings, Inc.	$0.10	$0.09	$0.08	$0.08	$0.07	$0.07
NASDAQ Composite	0.10	0.10	0.13	0.19	0.24	0.16
NASDAQ Telecommunications	0.10	0.08	0.09	0.10	0.10	0.08
S&P Composite 1500 Health Care Technology Index	0.10	0.09	0.12	0.13	0.16	0.14
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No common stock was repurchased by the Company (excluding the purchase of common stock for tax withholdings) during the twelve months ended December 31, 2022.

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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2022 and 2021.
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
Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that included a restructuring of our business to discontinue Spok Go and eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. The strategic business plan included a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. These restructuring efforts were completed during the fourth quarter of 2022. As a result of the implementation of the plan, we eliminated 176 positions, primarily in research and development, and also in professional services, selling and marketing, and back-office support functions. These actions allowed us to better align costs and, as a result, return capital to stockholders in the form of increased quarterly dividends of $0.3125 per share in 2022 as compared to $0.1250 in 2021. We will continue to focus on optimizing costs to allow us to prioritize cash flow generation and the return of capital to stockholders.
Further details related to costs incurred as a part of the restructuring can be found in Note 3 "Restructuring" in the Notes to Consolidated Financial Statements.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic, and the virus significantly impacted the global economy. Although federal and state restrictions were not widely adopted until late in the first quarter of 2020, we began to experience a direct impact on our sales cycle in late February 2020 as hospitals began to delay purchasing decisions and address staff reductions. These delays continued to affect our software bookings, which directly impacted license and equipment revenues during 2020 and 2021. We also experienced delays in our ability to deliver on-site implementation services, which have impacted our services revenue resulting in delays in the timing of revenue recognition during 2020 and 2021, as associated revenue corresponds to our backlog of performance obligations ready for delivery at some point in the future.
During 2020 and 2021, we continued to prudently manage operating expenses and liquidity, with the goal of neutralizing the impact of the pandemic on our cash flows. We maintained a Company-wide plan that reduced work schedules, resulting in a temporary reduction in compensation expenses during the second, third and fourth quarters of 2020 and continuing through the first half of 2021. We also enacted a plan for the first three quarters of 2021 whereby qualified employees received a portion of their compensation in the form of shares of the Company's common stock in lieu of cash. Under this alternative payment plan, which was in effect from the third quarter of 2020 through the third quarter of 2021, all non-employee directors voluntarily elected to receive either DSUs or restricted stock in lieu of the entire cash portion of their compensation.
In 2022, we operated at pre-pandemic levels and barring the emergence of a severe COVID-19 variant in the near future, which could have significant negative effects on the overall economy and our customer base specifically, we believe we will continue to operate at pre-pandemic levels in 2023 and beyond.
2022 Highlights
Total revenue declined by $7.6 million or 5.4% during 2022 compared to 2021, primarily as a result of lower professional services revenue, driven by fewer billable resources following our restructuring efforts, as well as the expected decline in wireless revenue.
The wireless revenue attrition rate declined in 2022 to 4.1%, from 5.7% in 2021. This decrease was primarily driven by a continued decline in unit churn as well as price increases implemented in the latter part of 2022.
For the year ended December 31, 2022, total operating expenses decreased by $35.6 million, or 20.9%, compared to 2021, driven primarily by the restructuring of our business initiated in 2022. The decrease in total operating expenses included reductions in depreciation, amortization and accretion, research and development, selling and marketing, general and administrative, cost of revenue and technology operations expenses, as well as the non-recurrence of the $15.7 million capitalized software development impairment charge we recorded in 2021, partially offset by one-time, pre-tax restructuring charges of approximately $7.3 million recorded in 2022 as a result of the implementation of our strategic business plan.
Additionally, we recorded non-cash benefits to income taxes of $21.9 million with a corresponding increase to deferred tax assets which reflects the reduction of our valuation allowance in alignment with our projections of future taxable income.
We returned approximately $25.0 million of capital to stockholders in the form of cash dividends.
Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 and the discussion that follows compares the year ended December 31, 2022 to the year ended December 31, 2021. For a discussion and analysis of the year ended December 31, 2021, compared to the year ended December 31, 2020, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 17, 2022:

(Dollars in thousands)	2022	Change		2021	Change		2020

Revenue:
Wireless revenue	$75,622	(3,204)	(4.1)%	$78,826	$(4,767)	(5.7)%	$83,593
Software revenue	58,912	(4,415)	(7.0)%	63,327	(1,260)	(2.0)%	64,587
Total revenue	134,534	(7,619)	(5.4)%	142,153	(6,027)	(4.1)%	148,180
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	28,267	(4,203)	(12.9)%	32,470	1,523	4.9%	30,947
Research and development	13,625	(3,889)	(22.2)%	17,514	1,772	11.3%	15,742
Technology operations	27,412	(1,432)	(5.0)%	28,844	(641)	(2.2)%	29,485
Selling and marketing	16,296	(4,787)	(22.7)%	21,083	767	3.8%	20,316
General and administrative	37,796	(5,735)	(13.2)%	43,531	3,931	9.9%	39,600
Severance and restructuring	7,329	7,009	2,190.3%	320	(372)	(53.8)%	692
Depreciation, amortization and accretion	3,571	(6,875)	(65.8)%	10,446	1,390	15.3%	9,056
Goodwill and capitalized software development impairment	—	(15,663)	(100.0)%	15,663	(9,344)	(37.4)%	25,007
Total operating expenses	134,296	(35,575)	(20.9)%	169,871	(974)	(0.6)%	170,845
Operating income (loss)	238	27,956	(100.9)%	(27,718)	(5,053)	22.3%	(22,665)
Interest income	592	272	85.0%	320	(367)	(53.4)%	687
Other income	167	101	153.0%	66	(142)	(68.3)%	208
Income (loss) before income taxes	997	28,329	(103.6)%	(27,332)	(5,562)	25.5%	(21,770)
Benefit from (provision for) income taxes	20,859	15,707	304.9%	5,152	27,607	(122.9)%	(22,455)
Net income (loss)	$21,856	$44,036	(198.5)%	$(22,180)	$22,045	(49.8)%	$(44,225)

Supplemental Information
FTEs	376	(187)	(33.2)%	563	(39)	(6.5)%	602
Active transmitters	3,325	(143)	(4.1)%	3,468	(178)	(4.9)%	3,646

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
The table below details total revenue for the periods stated:

(Dollars in thousands)	2022	Change		2021	Change		2020

Wireless revenue:
Paging revenue	$73,323	$(2,522)	(3.3)%	$75,845	$(4,071)	(5.1)%	$79,916
Product and other revenue	2,299	(682)	(22.9)%	2,981	(696)	(18.9)%	3,677
Wireless revenue	75,622	(3,204)	(4.1)%	78,826	(4,767)	(5.7)%	83,593

Software revenue:
License	7,202	1,285	21.7%	5,917	672	12.8%	5,245
Professional services	12,565	(4,596)	(26.8)%	17,161	(749)	(4.2)%	17,910
Hardware	2,211	(56)	(2.5)%	2,267	(574)	(20.2)%	2,841
Operations revenue	21,978	(3,367)	(13.3)%	25,345	(651)	(2.5)%	25,996
Maintenance	36,934	(1,048)	(2.8)%	37,982	(609)	(1.6)%	38,591
Software revenue	58,912	(4,415)	(7.0)%	63,327	(1,260)	(2.0)%	64,587
Total revenue	$134,534	$(7,619)	(5.4)%	$142,153	$(6,027)	(4.1)%	$148,180
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
The decrease in wireless revenue during 2022 compared to 2021 reflects the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.
For the year ended December 31, 2022, ARPU was $7.34, as compared to $7.30 in 2021. Total units in service were 0.8 million for the years ended December 31, 2022 and 2021. The increase in ARPU was primarily driven by the nominal increase in the standard rate, as a result of price increases initiated in late third quarter.
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
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
(Units and Dollars in Thousands)	2022	2021	Change	2022	2021	Change	ARPU	Units

Paging revenue	817	847	(30)	$73,323	$75,845	$(2,522)	$475	$(2,997)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
In late 2021, we began offering our newest pager, GenA. This one-way alphanumeric pager features a high resolution ePaper display, intuitive modern user interface, advanced encryption and security features, over-the-air remote programming, and an antimicrobial housing. Users can select from various font sizes, and the large GenA display also leverages proportional fonts to maximize key information on a single screen. The GenA pager is the only product available on the market with these capabilities, and we maintain an exclusive arrangement with the product's manufacturer. Given the product differentiation of the GenA pager, its development is a key initiative in providing a competitive advantage and we expect this new technology will be popular with our customers in clinical environments and may help slow our wireless revenue attrition.
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
To a large degree, software revenue corresponds to our backlog of performance obligations ready to deliver at some point in the future, and any delays in implementation may affect the timing of revenue recognition. Our software projects generally originate from fixed-bid contracts, although many involve a protracted sales cycle and may result in unforeseen complexity and deviation from the original scope. The time needed to complete projects, therefore, may not align with our original expectations, which affects our backlog. As a result, software revenue may fluctuate on a short-term basis, and we generally evaluate longer-term trends when managing this business.

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
While we have not seen a meaningful increase in our normal customer churn as it relates to maintenance revenue, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Given these dynamics, we believe annual maintenance revenue is likely to be relatively flat or slightly down as we move forward, until such time that we are able to develop new licenses that can provide an avenue for additional maintenance revenue.
Operations Revenue
Software operations revenue decreased during 2022 when compared to 2021. Professional services revenue decreased primarily from having fewer billable resources as a result of our restructuring efforts. These changes were made in conjunction with our efforts to better align staffing levels with our backlog, as well as to drive greater profitability through more efficient services delivery. The decline in professional services revenue was partially offset by an increase in license revenue. License revenue increased primarily due to our shift in priorities as a result of the new strategic business plan, which now allows our sales team to focus exclusively on selling the Spok Care Connect Suite of products ("CCS"), combined with an improving economy and selling environment when compared to 2021.
Maintenance Revenue
Software maintenance revenue decreased during 2022 when compared to 2021. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue.
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

The following is a review of our operating expense categories for the years ended December 31, 2022 and 2021.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

(Dollars in thousands)	2022	Change		2021	Change		2020

Payroll and related	$17,394	$(2,941)	(14.5)%	$20,335	$658	3.3%	$19,677
Cost of sales	5,951	(479)	(7.4)%	6,430	56	0.9%	6,374
Recoverable taxes and fees	3,205	(138)	(4.1)%	3,343	531	18.9%	2,812
Stock-based compensation	344	(557)	(61.8)%	901	457	102.9%	444
Other	1,373	(88)	(6.0)%	1,461	(179)	(10.9)%	1,640
Total cost of revenue	$28,267	$(4,203)	(12.9)%	$32,470	$1,523	4.9%	$30,947
FTEs	133	(49)	(26.9)%	182	(7)	(3.7)%	189
Cost of revenue decreased for the year ended December 31, 2022, compared to December 31, 2021, driven by decreases in payroll and related expenses, stock-based compensation, and cost of sales.
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
Research and Development
Research and development consisted primarily of the following items:

(Dollars in thousands)	2022	Change		2021	Change		2020

Payroll and related	$8,469	$(8,959)	(51.4)%	$17,428	$47	0.3%	$17,381
Outside services	4,442	(3,414)	(43.5)%	7,856	(2)	—%	7,858
Capitalized software development	—	10,842	(100.0)%	(10,842)	410	(3.6)%	(11,252)
Stock-based compensation	216	(1,233)	(85.1)%	1,449	484	50.2%	965
Other	498	(1,125)	(69.3)%	1,623	833	105.4%	790
Total research and development	$13,625	$(3,889)	(22.2)%	$17,514	$1,772	11.3%	$15,742
FTEs	35	(67)	(65.7)%	102	(19)	(15.7)%	121
Research and development expenses decreased for the year ended December 31, 2022, compared to 2021, driven largely by the decision to discontinue Spok Go which resulted in the discontinuation of Spok Go software development cost capitalization and the elimination of positions and associated outside services.
The decrease in other expenses was driven by a $0.9 million loss contingency we recorded in the fourth quarter of 2021 related to a license and service contract from which we do not believe we will be able to realize any benefits. Due to a change in standards required for electronic heath records, we no longer need the product enhancements that would be provided under this contract.
We intend to continue focusing our development efforts on our software solutions, however these efforts will be targeted to specific enhancements. For 2023, total research and development costs are expected to decrease from 2022 given that we incurred three to four months of Spok Go related development costs in 2022.

Technology Operations
Technology operations consisted primarily of the following items:

(Dollars in thousands)	2022	Change		2021	Change		2020

Payroll and related	$9,675	$(284)	(2.9)%	$9,959	$322	3.3%	$9,637
Site rent	11,977	(588)	(4.7)%	12,565	(1,013)	(7.5)%	13,578
Telecommunications	2,935	(381)	(11.5)%	3,316	(452)	(12.0)%	3,768
Stock-based compensation	219	(240)	(52.3)%	459	269	141.6%	190
Other	2,606	61	2.4%	2,545	233	10.1%	2,312
Total technology operations	$27,412	$(1,432)	(5.0)%	$28,844	$(641)	(2.2)%	$29,485
FTEs	74	(12)	(14.0)%	86	(2)	(2.3)%	88
Technology operations expenses decreased for the year ended December 31, 2022, compared to 2021, driven by lower site rent, telecommunications costs, payroll and related and stock-based compensation costs.
Site rent and telecommunication costs decreased as a result of a reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunication and site rent expenses, declined 4.1% from December 31, 2021 to December 31, 2022. As we reach certain minimum frequency commitments, as outlined by the FCC, we may be unable to continue our efforts to rationalize and consolidate our networks.
The decrease in payroll and related expenses is attributable to the restructuring activities and the related elimination of positions. This decrease was partially offset by an increase in costs resulting from the discontinuation of the cash saving measure of providing a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash, as well as the discontinuation of reduced work schedules as of the third quarter of 2021. Stock-based compensation decreased as a result of discontinuing our plan to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash.
Selling and Marketing
Selling and marketing consisted primarily of the following items:

(Dollars in thousands)	2022	Change		2021	Change		2020

Payroll and related	$10,298	$(3,403)	(24.8)%	$13,701	$1,048	8.3%	$12,653
Commissions	4,033	(393)	(8.9)%	4,426	125	2.9%	4,301
Advertising and events	1,303	(262)	(16.7)%	1,565	(69)	(4.2)%	1,634
Stock-based compensation	344	(660)	(65.7)%	1,004	144	16.7%	860
Other	318	(69)	(17.8)%	387	(481)	(55.4)%	868
Total selling and marketing	$16,296	$(4,787)	(22.7)%	$21,083	$767	3.8%	$20,316
FTEs	65	(28)	(30.1)%	93	(12)	(11.4)%	105
Selling and marketing expense decreased for the year ended December 31, 2022, compared to 2021, driven by decreases in payroll and related expenses and stock-based compensation.
Payroll and related expenses declined for the year ended December 31, 2022, largely due to restructuring activities and the related elimination of positions, partially offset by increased payroll resulting from the discontinuation of reduced work schedules as of the third quarter of 2021.
Stock-based compensation for the year ended December 31, 2022 decreased due to the discontinuation of the cash saving measure to provide a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash. Additionally, there was a general decrease in employees compensated with stock-based compensation in 2022, attributable to the restructuring activities and the related elimination of positions.

General and Administrative
General and administrative consisted primarily of the following items:

(Dollars in thousands)	2022	Change		2021	Change		2020

Payroll and related	$14,563	$(770)	(5.0)%	$15,333	$995	6.9%	$14,338
Stock-based compensation	2,704	(722)	(21.1)%	3,426	377	12.4%	3,049
Facility rent, office and technology costs	9,282	(953)	(9.3)%	10,235	1,219	13.5%	9,016
Outside services	6,414	(3,100)	(32.6)%	9,514	1,703	21.8%	7,811
Taxes, licenses and permits	1,015	(32)	(3.1)%	1,047	719	219.2%	328
Bad debt	751	91	13.8%	660	(391)	(37.2)%	1,051
Other	3,067	(249)	(7.5)%	3,316	(691)	(17.2)%	4,007
Total general and administrative	$37,796	$(5,735)	(13.2)%	$43,531	$3,931	9.9%	$39,600
FTEs	69	(31)	(31.0)%	100	1	1.0%	99
General and administrative expenses decreased for the year ended December 31, 2022, compared to 2021, driven by decreases in outside services, facility rent, office and technology costs, payroll and related costs, and stock-based compensation.
Outside Services decreased as a result of lower legal and other professional services for the twelve months ended December 31, 2022.
The decrease in facility rent, office and technology costs was primarily due to the closing of the Minnesota office in February 2022.
Payroll and related expenses decreased due to savings from the reduction of headcount due to restructuring activities, partially offset by the increase in costs resulting from the discontinuation of the cash saving measure of providing a portion of compensation for certain employees in the form of shares of our common stock in lieu of cash, as well as the discontinuation of reduced work schedules as of the third quarter of 2021.
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

Depreciation, Amortization and Accretion
For the year ended December 31, 2022, compared to 2021, depreciation, amortization and accretion expenses decreased by $6.9 million. Amortization expense decreased by $5.8 million for the year, as the Spok Go related capitalized costs and the resulting amortization were eliminated. Depreciation expense declined by $1.2 million for the year, largely due to lower depreciation for asset retirement costs as well as paging equipment, for which a large purchase of pagers became fully depreciated in 2022. Refer to Note 6, "Consolidated Financial Statement Components," in the Notes to Consolidated Financial Statements for further discussion.
Severance and Restructuring
For the year ended December 31, 2022, severance and restructuring expenses were $7.3 million. Expenses increased for the year ended December 31, 2022, primarily due to an increase in severance and personnel related costs and costs related to contractual terminations, resulting from the implementation of the new strategic business plan. Further details can be found in Note 3, "Restructuring" in the Notes to Consolidated Financial Statements.
Goodwill and Long-Lived Asset Impairment
We perform our annual goodwill impairment testing in the fourth quarter of each year. For the years ended December 31, 2022 and 2021, no goodwill impairment was recognized.

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. We did not record any impairment of long-lived assets or definite lived intangible assets for the year ended December 31, 2022. For the year ended December 31, 2021, we recognized a capitalized software development impairment charge of $15.7 million. With the discontinuation of Spok Go and related costs, there were no capitalized software development costs as of December 31, 2022.
Refer to Note 1, "Organization and Significant Accounting Policies," and Note 7, "Goodwill, Capitalized Software Development and Intangible Assets, Net" in the Notes to Consolidated Financial Statements for further discussion.
Interest Income, Other Income (Expense) and Income Tax (Benefit) Expense
Interest Income
Interest income increased by $0.3 million for the year ended December 31, 2022, compared to 2021, primarily due to an increase in interest earned on the Company's cash balances and short-term investments, driven by higher interest rates from macro economic events.
Other Income
For the year ended December 31, 2022, compared to 2021, other income increased by $0.1 million.
Provision for (Benefit from) Income Taxes
The effects of foreign taxes are immaterial for all periods presented. The following provides the effective tax rate reconciliation for the years ended December 31, 2022, 2021 and 2020, respectively (See Note 10, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion on our income taxes):

(Dollars in thousands)	2022		2021		2020

Income (loss) before income taxes	$997		$(27,332)		$(21,770)

Income taxes computed at the federal statutory rate	$209	21.0%	$(5,740)	21.0%	$(4,572)	21.0%
State income taxes, net of federal benefit	121	12.1%	(1,513)	5.5%	(703)	3.2%
Goodwill impairment	—	—%	—	—%	6,341	(29.1)%
Change in valuation allowance	(21,850)	(2,191.6)%	2,070	(7.6)%	22,108	(101.6)%
Research and development and other tax credits	(88)	(8.8)%	(808)	3.0%	(1,316)	6.0%
Excess executive compensation	231	23.1%	272	(1.0)%	266	(1.2)%
Other	518	52.0%	567	(2.1)%	331	(1.5)%
(Benefit from) provision for income taxes	$(20,859)	(2,092.2)%	$(5,152)	18.8%	$22,455	(103.1)%
Benefit from income taxes changed by $15.7 million for the year ended December 31, 2022, from 2021 primarily due to a reduction of the valuation allowance in 2022, offset by an increase in both federal and state income taxes stemming from a swing from a loss before income taxes in 2021 to income in 2022 as a result of our restructuring efforts. Our investment in research and development qualifies for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized.
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

Historically, the cumulative loss incurred by the Company over the prior three-year period constituted a piece of objective negative evidence which limited our ability to consider other subjective evidence. Given the completion of our recent restructuring efforts and our expected return to profitability (as indicated by income generated before income taxes in 2022), we have eliminated costs that had resulted in our cumulative loss over the prior three-year period, that are not present in our current operating posture or future forecasts. As a result, we determined the negative evidence presented by a cumulative loss position to be weighted less in our assessment compared to positive evidence from our historical core operating results and future projections. Additionally, we considered there to be lower forecast uncertainty as a result of our new strategy and lessening impacts of COVID-19, such that we believe that positive evidence from our projections of future profitability to be weighted more heavily in our assessment of the recoverability of our deferred income tax assets.

Based on the assessment completed, utilizing our annual long-range planning and forecasting updates that are traditionally completed in the fourth quarter of each year, we reduced the valuation allowance by $21.9 million as of December 31, 2022, to increase net deferred income tax assets, as their realization met the more-likely-than-not criterion. The Company maintained a valuation allowance of $2.3 million related to Federal Foreign Tax Credits and certain state net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
Refer to Note 1, "Organization and Significant Accounting Policies," and Note 10, "Income Taxes," in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2022, we held cash, cash equivalents and short-term investments of $35.8 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities and are therefore classified as held-to-maturity and reported at amortized cost in our Consolidated Balance Sheets. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be impacted by adverse market conditions. Our short-term investments consist entirely of U.S. Treasury securities, which are classified as held-to-maturity and are measured at amortized cost on our Consolidated Balance Sheets.
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
We intend to use our cash on hand to provide working capital, to support operations, to invest in our business, and to return value to stockholders through cash dividends and repurchases of our common stock. We may also consider using cash to fund or complete opportunistic investments and acquisitions that we believe will provide a measure of growth or revenue stability while supporting our existing operations. As part of the restructuring program in connection with our new strategic business plan, we recorded one-time pre-tax restructuring charges of approximately $7.3 million, comprised of $6.0 million in severance and personnel related costs and $1.3 million in contractual terminations. The restructuring actions associated with these charges were completed in 2022. Future cash payments related to these charges incurred in 2022 are expected to be $2.2 million, with the majority paid out in the first quarter of 2023. Because of the cash payments related to the restructuring program, our cash on hand decreased during 2022. However, these efforts were meant to refocus our operational efforts towards cash flow generation and the return of capital to our stockholders. With the successful completion of the restructuring and our ongoing efforts to stabilize revenue and optimize costs, we anticipate future operating periods will return to positive cash flow generation.
On February 22, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 16, 2023, and a payment date of March 30, 2023. This cash dividend of approximately $6.3 million is expected to be paid from available cash on hand.
In February 2022, the Board of Directors authorized a share repurchase program of up to $10 million of the Company's common stock. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.

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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2022, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Net cash provided by operating activities	$6,456	$7,968	$26,163
Net cash provided by (used in) investing activities	11,257	(225)	(14,571)
Net cash used in financing activities	(26,221)	(11,753)	(10,373)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the year ended December 31, 2022, net cash provided by operating activities was $6.5 million, a decrease of $1.5 million compared to 2021. This decline was driven by accounts payable, accrued liabilities and other of $2.3 million and accounts receivable of $1.8 million. These declines were partially offset by non-cash items such as valuation allowance of $21.9 million, depreciation, amortization and accretion of $3.6 million, stock-based compensation of $3.8 million, the provision for credit losses, service provisions and other of $1.8 million, and deferred income tax expense of $0.9 million.
For the year ended December 31, 2021, net cash provided by operating activities was $8.0 million, a decrease of $18.2 million compared to 2020. The net cash provided in 2021 includes the impact of reduced work schedules and equity in lieu of compensation, which ended in the second and third quarters of 2021, respectively. This decline was driven by the net loss of $22.2 million, the deferred income tax benefit of $5.5 million, and changes in deferred revenue of $3.4 million and accounts payable, accrued liabilities and other of $0.7 million. These declines were partially offset by non-cash items such as capitalized software development impairment of $15.7 million, depreciation, amortization and accretion of $10.4 million, stock-based compensation of $7.2 million, and the provision for credit losses, service provisions and other of $1.2 million, as well as changes in prepaid expenses and other assets of $2.6 million, accounts receivable of $1.8 million, and lease liability of $0.8 million.
Investing Activities
For the year ended December 31, 2022, net cash provided by investing activities was $11.3 million, primarily due to the sale and purchase of U.S. treasury securities offset by capital expenditures. For the year ended December 31, 2021, net cash used in investing activities was $0.2 million, primarily due to purchase and maturity of U.S. treasury securities, capital expenditures and capitalization of software development costs. With the discontinuation of Spok Go, we did not incur capitalization of software development costs in 2022.
Financing Activities
For the years ended December 31, 2022 and 2021, net cash used in financing activities was $26.2 million and $11.8 million, respectively, primarily due to cash distributions to stockholders of $25.0 million and $10.0 million, respectively.

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
The following table provides the Company's significant commitments and contractual obligations as of December 31, 2022:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Operating lease obligations	$18,262	5,777	$8,915	$1,100	$2,470
Unconditional purchase obligations	5,162	3,195	1,965	2	—
Total contractual obligations	$23,424	$8,972	$10,880	$1,102	$2,470
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
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, for the year ended December 31, 2022, the Company did not identify any probable losses.

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
Critical Accounting Estimates
The Company’s accounting policies are described more fully in Note 1 of the Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the Company’s most critical accounting estimates, which are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the Company’s financial condition and results of operations.

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
Income Taxes
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment, however, our methods, assumptions, and estimates used in assessing the need for a valuation allowance remained materially unchanged in 2022. We reduced the valuation allowance by $21.9 million, as of December 31, 2022, based on the assessment completed utilizing our annual long-range planning and forecasting updates. The Company maintained a valuation allowance of $2.3 million related to federal foreign tax credits and certain state net operating losses as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
Impairment of Goodwill, Long-Lived Assets and Intangible Assets Subject to Amortization
We are required to evaluate the carrying value of our goodwill, long-lived assets and intangible assets subject to amortization.
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. Significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium, if necessary. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available. Our methods, assumptions, and estimates used in assessing goodwill in a quantitative form remained materially unchanged in 2022. We recorded no impairment of goodwill for the years ended December 31, 2022 and 2021, and impairment of $25.0 million for the year ended December 31, 2020.
Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets (asset groups) may not be recoverable. Similar to our quarterly assessment of goodwill, significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. We did not identify any triggering event for long-lived and amortizable intangible assets in 2022.
We did not record any impairment of long-lived assets or definite-lived intangible assets for the years ended December 31, 2022 and 2020. We recorded an impairment charge of $15.7 million related to capitalized software development for the year ended December 31, 2021 based on a triggering event identified in the fourth quarter of 2021.
Recent Accounting Pronouncements
Refer to Note 2, "Recent Accounting Standards," in the Notes to Consolidated Financial Statements for a summary of recent and pending accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2022, we had no outstanding borrowings or associated debt service requirements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which appears in this 2022 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than May 1, 2023.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2023 Annual Meeting of Stockholders:
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
We also make available on our website, and in print, if any stockholder or other person so requests, our code of business conduct and ethics entitled "Code of Ethics" which is applicable to all employees and directors, our "Corporate Governance Guidelines," and the charters for all committees of our Board of Directors, including Audit, Compensation and Nominating and Governance. Any changes to our Code of Ethics or waiver, if any, of our Code of Ethics for executive officers or directors will be posted on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2023 Annual Meeting of Stockholders entitled "Compensation Discussion and Analysis."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2023 Annual Meeting of Stockholders entitled "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2023 Annual Meeting of Stockholders entitled "Related Person Transactions and Code of Conduct." The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2023 Annual Meeting of Stockholders entitled "Board of Directors and Governance Matters."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2023 Annual Meeting of Stockholders entitled "Independent Registered Public Accounting Firm Fees."

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:
1.    Financial Statements. As listed in the index to financial information on page F-1
2.     Exhibits. As listed in the index to exhibits on page F-1

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Spok Holdings, Inc.

By:	/s/ Vincent D. Kelly
Vincent D. Kelly
President and Chief Executive Officer
February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 23, 2023
Vincent D. Kelly

/s/ Calvin C. Rice	Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2023
Calvin C. Rice

/s/ Christine M. Cournoyer	Chairman of the Board	February 23, 2023
Christine M. Cournoyer

/s/ Dr. Bobbie Byrne	Director	February 23, 2023
Dr. Bobbie Byrne

/s/ Randy Hyun	Director	February 23, 2023
Randy Hyun

/s/ Brett Shockley	Director	February 23, 2023
Brett Shockley

/s/ Todd Stein	Director	February 23, 2023
Todd Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Spok Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2023 expressed an unqualified opinion.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets and Valuation Allowance Assessment
As described further in Note 10 to the consolidated financial statements, the Company assesses the realizability of deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence. Based on the assessment completed, the Company reduced the valuation allowance by $21.9 million as of December 31, 2022, to increase net deferred income tax assets, as management concluded their realization met the more-likely-than-not criterion. We identified the realizability of deferred tax assets and the assessment of the need for a valuation allowance as a critical audit matter.

The principal consideration for our determination that the realizability of deferred tax assets is a critical audit matter is that evaluating the available positive and negative evidence of realizability is an area of significant judgment by management, including determining the impact of recent events on the reliability and relevance of both negative evidence in the form of cumulative losses and positive evidence in the form of results of restructuring efforts and projections of future taxable income. There is inherent uncertainty and subjectivity related to management’s judgments and assumptions regarding the positive and negative evidence, which are complex in nature and require significant auditor judgment.

Our audit procedures related to the realizability of deferred tax assets and valuation allowance assessment included the following, among others.

•We tested the effectiveness of controls over management’s estimates of the realization of the deferred tax assets, and the determination of whether it is more likely than not that the deferred tax assets will be realized prior to expiration.
•With the assistance of individuals with specialized skills and knowledge in income taxes, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to assess available positive and negative evidence and determine whether a valuation allowance was necessary.
•With the assistance of individuals with specialized skills and knowledge in income taxes, we evaluated the nature of each of the deferred tax assets, including their expiration dates and their projected utilization when compared to projections of future taxable income.
•We obtained the Company's future taxable income estimate used to support realization of the deferred tax asset. We assessed the reasonableness of the projection by considering historical pre-tax income, adjusted for significant permanent and non-recurring items, as an estimate for future periods and published industry sector growth rate projections. We also performed a sensitivity analysis of the estimate of the Company's future taxable income, to determine if the Company's net operating losses could be realized prior to expiration based on pre- tax income that was less than the future pre-tax income used in the Company's estimate.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2006.

Arlington, Virginia
February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Spok Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control‑Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 23, 2023 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 23, 2023

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$35,754	$44,583
Short-term investments	—	14,999
Accounts receivable, net	26,861	26,908
Prepaid expenses	6,849	6,641
Other current assets	587	922
Total current assets	70,051	94,053
Non-current assets:
Property and equipment, net	8,223	6,746
Operating lease right-of-use assets	13,876	15,821
Goodwill	99,175	99,175
Deferred income tax assets, net	52,398	31,653
Other non-current assets	754	706
Total non-current assets	174,426	154,101
TOTAL ASSETS	$244,477	$248,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,880	$5,292
Accrued compensation and benefits	11,628	13,948
Deferred revenue	26,274	25,608
Operating lease liabilities	5,096	5,405
Other current liabilities	4,573	4,745
Total current liabilities	53,451	54,998
Non-current liabilities:
Asset retirement obligations	7,237	6,355
Operating lease liabilities	10,604	11,883
Other non-current liabilities	1,107	1,227
Total non-current liabilities	18,948	19,465
TOTAL LIABILITIES	72,399	74,463
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 20,076,578 and 19,828,033 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	2	2
Additional paid-in capital	99,908	97,291
Accumulated other comprehensive loss	(1,909)	(1,588)
Retained earnings	74,077	77,986
TOTAL STOCKHOLDERS’ EQUITY	172,078	173,691
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$244,477	$248,154
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2022	2021	2020

Revenue:
Wireless revenue	$75,622	$78,826	$83,593
Software revenue	58,912	63,327	64,587
Total revenue	134,534	142,153	148,180
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	28,267	32,470	30,947
Research and development	13,625	17,514	15,742
Technology operations	27,412	28,844	29,485
Selling and marketing	16,296	21,083	20,316
General and administrative	37,796	43,531	39,600
Severance and restructuring	7,329	320	692
Depreciation, amortization and accretion	3,571	10,446	9,056
Goodwill and capitalized software development impairment	—	15,663	25,007
Total operating expenses	134,296	169,871	170,845
Operating income (loss)	238	(27,718)	(22,665)
Interest income	592	320	687
Other income	167	66	208
Income (loss) before income taxes	997	(27,332)	(21,770)
Benefit from (provision for) income taxes	20,859	5,152	(22,455)
Net income (loss)	$21,856	$(22,180)	$(44,225)
Basic net income (loss) per common share	$1.11	$(1.14)	$(2.32)
Diluted net income (loss) per common share	$1.09	$(1.14)	$(2.32)
Basic weighted average common shares outstanding	19,672,423	19,404,477	19,028,918
Diluted weighted average common shares outstanding	19,991,202	19,404,477	19,028,918
Cash dividends declared per common share	$1.250	$0.500	$0.500
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Net income (loss)	$21,856	$(22,180)	$(44,225)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(321)	(136)	149
Other comprehensive (loss) income	(321)	(136)	149
Comprehensive income (loss)	$21,535	$(22,316)	$(44,076)
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital and Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2020	19,071,614	$2	$85,273	$164,819	$250,094
Net loss	—	—	—	(44,225)	(44,225)
Adoption of current expected credit loss ("CECL")	—	—	—	(365)	(365)
Issuance of common stock under the Employee Stock Purchase Plan	35,661	—	300	—	300
Issuance of common stock for vested restricted stock units under the 2012 Equity Plan	282,871	—	—	—	—
Purchase of common stock for tax withholding	(79,981)	—	(902)	—	(902)
Amortization of stock-based compensation	—	—	5,508	—	5,508
Cash dividends declared	—	—	—	(9,946)	(9,946)
Issuance of restricted stock under the Equity Plans	74,027	—	—	—	—
Cumulative translation adjustment	—	—	149	—	149
Balance, December 31, 2020	19,384,192	$2	$90,328	$110,283	$200,613
Net loss	—	—	—	(22,180)	(22,180)
Issuance of common stock under the Employee Stock Purchase Plan	16,015	—	132	—	132
Issuance of restricted stock under the Equity Plans	430,476	—	—	—	—
Purchase of common stock for tax withholding	(172,594)	—	(1,860)	—	(1,860)
Amortization of stock-based compensation	—	—	7,239	—	7,239
Cash dividends declared	—	—	—	(10,117)	(10,117)
Issuance of common stock in lieu of cash compensation	169,944	—	—	—	—
Cumulative translation adjustment	—	—	(136)	—	(136)
Balance, December 31, 2021	19,828,033	$2	$95,703	$77,986	$173,691
Net income	—	—	—	21,856	21,856
Issuance of restricted stock under the Equity Plans	381,571	—	—	—	—
Purchase of common stock for tax withholding	(133,026)	—	(1,210)	—	(1,210)
Amortization of stock-based compensation	—	—	3,827	—	3,827
Cash dividends declared	—	—	—	(25,765)	(25,765)
Cumulative translation adjustment	—	—	(321)	—	(321)
Balance, December 31, 2022	20,076,578	$2	$97,999	$74,077	$172,078
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Operating activities:
Net income (loss)	$21,856	$(22,180)	$(44,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	3,571	10,446	9,056
Goodwill and capitalized software development impairment	—	15,663	25,007
Valuation allowance	(21,850)	—	22,108
Deferred income tax expense (benefit)	903	(5,483)	438
Stock-based compensation	3,827	7,239	5,508
Provisions for credit losses, service credits and other	1,777	1,162	1,212
Changes in assets and liabilities:
Accounts receivable	(1,757)	1,833	(1,588)
Prepaid expenses and other assets	(88)	2,594	1,445
Net operating lease liabilities	357	763	10
Accounts payable, accrued liabilities and other	(2,258)	(679)	4,017
Deferred revenue	118	(3,390)	3,175
Net cash provided by operating activities	6,456	7,968	26,163
Investing activities:
Purchases of property and equipment	(3,776)	(4,393)	(3,455)
Capitalized software development	—	(10,842)	(11,252)
Purchase of short-term investments	(14,967)	(44,990)	(59,864)
Maturity of short-term investments	30,000	60,000	60,000
Net cash provided by (used in) investing activities	11,257	(225)	(14,571)
Financing activities:
Cash distributions to stockholders	(25,011)	(10,025)	(9,771)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	—	132	301
Purchase of common stock for tax withholding on vested equity awards	(1,210)	(1,860)	(903)
Net cash used in financing activities	(26,221)	(11,753)	(10,373)
Effect of exchange rate on cash and cash equivalents	(321)	(136)	149
Net (decrease) increase in cash and cash equivalents	(8,829)	(4,146)	1,368
Cash and cash equivalents, beginning of period	44,583	48,729	47,361
Cash and cash equivalents, end of period	$35,754	$44,583	$48,729
Supplemental disclosure:
Income taxes paid/(refunded)	$223	$(126)	$1
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
Certain prior period amounts in the Consolidated Financial Statements have been reclassified to conform to the current period's presentation. These reclassifications had no effect on the reported results of operations or the Consolidated Balance Sheets.
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
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, on which we do not pay commensurate sales commissions. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g. the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $4.0 million, $4.4 million and $4.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Commission expense is classified within the selling and marketing operating expenses category.

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
Impairment of Goodwill, Long-Lived Assets, and Intangible Assets Subject to Amortization
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The impairment test involves comparing the fair value of the reporting unit with its carrying value. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g. point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available.
We recorded no impairment of goodwill for the years ended December 31, 2022 and 2021, and an impairment of $25.0 million for the year ended December 31, 2020.
We are required to evaluate the carrying value of our long-lived assets, amortizable intangible assets and goodwill. Amortizable intangible assets include customer-related intangibles that resulted from previous acquisitions. Such intangibles are amortized over periods up to 10 years. Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets (asset groups) may not be recoverable. When applicable, we assess the recoverability of the carrying value of our long-lived assets (asset groups) and certain amortizable intangible assets based on estimated undiscounted cash flows generated from such assets (asset groups). We determine asset groups based on the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. In assessing the recoverability of these assets, we forecast cash flows based on various operating assumptions such as revenue forecasted by product line, in-process research and development cost, and other direct costs. Significant judgment is required in determining the recoverability, including the timing and appropriateness of the estimated undiscounted cash flows. If the forecast of undiscounted cash flows does not exceed the carrying value of the long-lived and amortizable intangible assets, we record an impairment charge to the extent the carrying value exceeded the fair value of such assets. Significant judgment may be required in estimating fair value dependent on the availability of objective, market-based, evidence and the input level (e.g., Level 1, 2 or 3) of that evidence.

We did not record any impairment of long-lived assets or definite lived intangible assets for the years ended December 31, 2022 and 2020, We recorded an impairment of $15.7 million related to capitalized software development for the year ended December 31, 2021.
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
The recognition of an asset retirement obligation requires that management make numerous assumptions regarding such factors as the cost and timing of deconstruction; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. The fair value of contractor fees to remove each asset, based on historical trend, is estimated to escalate by 3.1% each year through the terminal date. The total estimated liability is based on the estimated future value of those costs and the timing of deconstruction.

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
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment. We reduced the valuation allowance by $21.9 million, as of December 31, 2022, based on the assessment completed, utilizing our annual long-range planning and forecasting updates. The Company maintained a valuation allowance of $2.3 million related to federal foreign tax credits and certain state net operating losses as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment. We had no uncertain tax positions for the periods ended December 31, 2022 and 2021 (see Note 10, "Income Taxes," for additional details).
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

Capitalized software development was amortized on a straight-line basis over the estimated useful life of the asset, typically three years, beginning when those development efforts were placed into service (e.g., generally once made commercially available). Determining the estimated useful life required significant judgment as we considered factors such as the rapid and continuous developments in software technology, obsolescence and anticipated life of the service offering before enhancements would have been necessary. We recorded an impairment of $15.7 million related to capitalized software development for the year ended December 31, 2021, based on the impairment analysis performed in the fourth quarter of 2021.
Shipping and Handling Costs
We incur shipping and handling costs to send and receive messaging devices and other equipment to/from our customers. Amounts billed to customers related to shipping and handling are classified as revenue and the Company's shipping and handling costs are classified as cost of revenue. These costs are expensed as incurred.
Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $1.0 million, $1.4 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the U.S. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2022, 2021 and 2020, our bad debt expenses were $1.2 million, $0.7 million and $1.1 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2022, 2021 and 2020.
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
Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2022 and 2021 due to their short maturities.
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
As part of the restructuring program, the Company eliminated 176 positions, primarily in research and development, and also in professional services, selling and marketing, and back-office support functions.
For the year ended December 31, 2022, the Company incurred total severance and restructuring costs of $7.3 million respectively, which are included within the Consolidated Statement of Operations. These costs are as follows:

For the Year Ended December 31,
(Dollars in thousands)	2022

Severance and personnel related costs	$6,006
Contractual terminations	1,323
Total severance and restructuring costs	$7,329
A summary of restructuring related liabilities associated with the strategic business plan and included within accrued compensation and benefits and other current liabilities within the Consolidated Balance Sheet at December 31, 2022, is as follows:

For the Year Ended December 31,
(Dollars in thousands)	2022

Balance at December 31, 2021	$—
Restructuring and other charges	6,649
Payments	(4,286)
Non-cash adjustment	(155)
Balance at December 31, 2022	$2,208
NOTE 4 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Revenue:
Paging revenue	$73,323	$75,845	$79,916
Product and other revenue	2,299	2,981	3,677
Wireless revenue	$75,622	$78,826	$83,593

License	$7,202	$5,917	$5,245
Professional services	12,565	17,161	17,910
Hardware	2,211	2,267	2,841
Operations revenue	21,978	25,345	25,996
Maintenance	36,934	37,982	38,591
Software revenue	$58,912	$63,327	$64,587
Total revenue	$134,534	$142,153	$148,180
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2022, 2021 and 2020. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Revenue:
United States	$130,380	$138,265	$145,349
International	4,154	3,888	2,831
Total revenue	$134,534	$142,153	$148,180

Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the twelve months ended December 31, 2022, are as follows:

(Dollars in thousands)	December 31, 2021	Additions	Revenue Recognized	December 31, 2022

Deferred Revenue	$26,406	$58,536	$(58,418)	$26,524
During the twelve months ended December 31, 2022, the Company recognized $22.8 million of revenue related to amounts deferred as of December 31, 2021.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the year ended December 31, 2022, are as follows:

(Dollars in thousands)	December 31, 2021	Additions	Commissions Recognized	December 31, 2022

Prepaid Commissions	$1,821	$3,957	$(4,033)	$1,745
Prepaid commissions are included within prepaid expenses in the Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at December 31, 2022 was $44.0 million. We expect to recognize approximately $33.1 million of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

In May 2022, we extended 23 site leases on a Master License Agreement which included a term of 10 years with an option to terminate within 45 days of notification of termination. At that time, we recorded a $2.9 million right-of-use asset and a corresponding operating lease liability for these leases.

In December 2022, we modified an office lease to reduce the leased space and optimize costs, which resulted in a reduction of $1.8 million in right-of-use assets and corresponding operating lease liabilities.

Lease costs are included in Technology Operations and General and Administrative expenses on the Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Operating lease cost	$6,063	$6,221	$5,797
Short-term lease cost	9,916	10,529	7,991
Short-term lease cost - related party(1)	—	—	3,518
Total lease cost	$15,979	$16,750	$17,306
(1) A former member of our Board of Directors, who departed the Board during the third quarter of 2020, concurrently served as a director for an entity that leases transmission tower sites to the Company. Refer to Note 13, "Related Parties," for additional details.

The following table presents supplemental cash flow information:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$5,708	$5,625	$5,685

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
(Dollars in thousands)	2022	2021	2020

Weighted-average remaining lease term - operating leases (in years)	5.00	4.73	5.06
Weighted-average discount rate - operating leases	4.39%	4.44%	5.17%
We relocated our corporate headquarters in March of 2021 to office space located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that will expire on September 30, 2026. At that time, we recorded $4.4 million in a right-of-use asset and corresponding operating lease liability for this lease.
Maturities of lease liabilities as of December 31, 2022, were as follows:

(Dollars in thousands)	For the Year Ended December 31,

2023	$5,096
2024	3,843
2025	2,820
2026	2,252
2027	1,100
Thereafter	2,470
Total future lease payments	17,581
Imputed interest	(1,881)
Total	$15,700

NOTE 6 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Depreciation
Leasehold improvements	$64	$88	$57
Asset retirement costs	(702)	(87)	(643)
Paging and computer equipment	3,289	3,797	5,291
Furniture, fixtures and vehicles	240	258	307
Total depreciation	2,891	4,056	5,012
Amortization
Intangible assets	—	417	2,500
Capitalized software development costs	—	5,357	1,073
Total amortization	—	5,774	3,573
Accretion	680	616	471
Total depreciation, amortization and accretion expense	$3,571	$10,446	$9,056
Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.8 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively. Accounts receivable, net included $5.9 million and $7.1 million of unbilled receivables for the years ended December 31, 2022 and 2021, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2022	2021

Leasehold improvements	lease term	$2,497	$3,307
Asset retirement costs	1-5	3,848	2,307
Paging and computer equipment	1-5	88,427	89,844
Furniture, fixtures and vehicles	3-5	3,289	3,668
Total property and equipment		98,061	99,126
Accumulated depreciation		(89,838)	(92,380)
Total property and equipment, net		$8,223	$6,746

For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2022 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2026 to 2027. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact on the consolidated financial statements beginning in 2023. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.

NOTE 7 - GOODWILL, CAPITALIZED SOFTWARE DEVELOPMENT AND INTANGIBLE ASSETS, NET
Goodwill
For purposes of the goodwill impairment assessment, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including the timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. There are a number of judgmental factors that are incorporated into our assessment to establish an estimated control premium, including the review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available. While a formal impairment assessment is performed annually, the Company monitors its business environment for potential triggering events on a quarterly basis.
As of December 31, 2022 we had goodwill of $99.2 million, which includes accumulated impairment losses of $33.9 million. There was no change in goodwill as compared to December 31, 2021.
Capitalized Software Development
Capitalized software development was amortized on a straight-line basis over the estimated useful life of the asset, typically three years. With the discontinuation of Spok Go, we had no capitalized software development costs or resulting amortization for the year ended December 31, 2022. Capitalized software development costs were $10.8 million and $11.3 million for the years ended December 31, 2021 and December 31, 2020, respectively. Amortization expense with respect to software development costs was $5.4 million and $1.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.
During the fourth quarter of 2021, we determined that a triggering event had occurred based on a number of factors including a continuing trend of unsatisfactory Spok Go sales relative to our expectations, a significant accumulation of costs combined with a reduction of future sales projections which indicated continuing losses associated with Spok Go, and our expectation that Spok Go would not provide substantive future service potential. As such, further assessment of recoverability was necessary. The analysis determined that the remaining balance of capitalized software development costs had no fair value, and as a result, we recorded an impairment charge of $15.7 million for the year ended December 31, 2021.
Intangible Assets
There were no remaining amortizable intangible assets at December 31, 2022 and intangible assets in 2021 related primarily to customer relationships. These intangible assets, with an original gross carrying amount of $25.0 million, were being amortized over a period of 10 years and became fully amortized during the quarter ended March 31, 2021. We did not record an impairment of our amortizable intangible assets during the years ended December 31, 2022, 2021 and 2020.
The net consolidated balance of intangible assets consisted of the following at December 31, 2022 and 2021:

	As of December 31,
	2022			2021
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$25,002	$(25,002)	$—	$25,002	$(25,002)	$—

NOTE 8 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2020	$335	$7,289	$7,624
Accretion	(125)	741	616
Amounts paid	(334)	—	(334)
Additions	(129)	(1,292)	(1,421)
Reclassifications	383	(383)	—
Balance at December 31, 2021	130	6,355	6,485
Accretion	138	542	680
Amounts paid	(288)	—	(288)
Additions	70	533	603
Reclassifications	193	(193)	—
Balance at December 31, 2022	$243	$7,237	$7,480
Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimates of the underlying liability, specifically related to updates in estimated costs to remove a transmitter and the estimated timing of removal. Estimated removal costs and timing refinements due to ongoing network rationalization activities are expected to accrete to a total liability of $9.1 million.
Additional information regarding asset retirement costs and accretion expense can be found in Note 6, "Consolidated Financial Statements' Components."
NOTE 9 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2022 and 2021, we had no stock options outstanding.
At December 31, 2022 and 2021, there were 20,076,578 and 19,828,033 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
For the year ending December 31, 2022, our Board of Directors declared cash dividends per share of our outstanding common stock of $1.25, compared to $0.50 per share for each of the years ending December 31, 2021 and December 31, 2020. dividends declared that relate to unvested RSUs and unvested shares of restricted stock are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 22, 2023, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 16, 2023, and a payment date of March 30, 2023. This cash dividend of approximately $6.3 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
In February 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.

The Company did not repurchase any of its common stock during 2022, 2021 or 2020.
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

	For the Year Ended December 31,
(In thousands, except for share and per share amounts)	2022	2021	2020

Numerator:
Net income (loss)	$21,856	$(22,180)	$(44,225)

Denominator:
Basic weighted average common shares outstanding	19,672,423	19,404,477	19,028,918
Diluted weighted average common shares outstanding	19,991,202	19,404,477	19,028,918
Basic net income (loss) per common share	$1.11	$(1.14)	$(2.32)
Diluted net income (loss) per common share	$1.09	$(1.14)	$(2.32)
For the years ended December 31, 2022, 2021 and 2020, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2022	2021	2020

Restricted stock units	—	371,194	297,757
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

Payment of the underlying shares of common stock occurs at the earliest of a participant's separation from service, disability, death, or a change in control. Any shares subject to an award under the 2012 Equity Plan that are forfeited or expire will be available for the future grant of awards under the 2020 Equity Plan. As of December 31, 2022, there were no unvested equity awards under the 2012 Equity Plan.
The following table summarizes the activities under the Equity Plans from January 1, 2019, through December 31, 2022:

Activity

Total equity securities available at January 1, 2020	646,480
Plus: Additional shares available for issuance under the 2020 Equity Plan	1,600,000
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(547,166)
Total equity securities available at December 31, 2020	1,699,314
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(539,241)
Less: stock issued in lieu of cash compensation	(169,944)
Total equity securities available at December 31, 2021	990,129
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(307,077)
Total equity securities available at December 31, 2022	683,052
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value per Share

Unvested at January 1, 2022	771,171	$11.24
Granted	464,572	8.63
Vested	(463,939)	11.03
Forfeited	(157,495)	10.66
Unvested at December 31, 2022	614,309	$8.06
Of the 614,309 unvested RSUs, DSUs and restricted stock outstanding at December 31, 2022, 356,896 RSUs include contingent performance requirements for vesting purposes. At December 31, 2022, there was $2.6 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.
During the years ended December 31, 2021 and 2020, the Company granted 657,492 and 603,171 RSUs, respectively, with a weighted-average grant date fair value of $11.02 and $11.94 per share, respectively. The fair value of RSUs that vested was $3.8 million and $3.7 million for the years ended December 31, 2021 and December 31, 2020, respectively, based on the closing price of the Company's common stock of $9.33 and $11.13 at December 31, 2021 and 2020, respectively.
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
For the year ended December 31, 2022, no shares of the Company's stock were purchased, as compared to 16,015 shares purchased for a total cost of $0.1 million for the year ended December 31, 2021.
The following table summarizes the activities under the ESPP from January 1, 2020, through December 31, 2022:

Activity

Total ESPP equity securities available at January 1, 2020	184,860
Less: common stock purchased by eligible employees	(35,661)
Total ESPP equity securities available at January 1, 2021	149,199
Less: common stock purchased by eligible employees	(16,015)
Total ESPP equity securities available at January 1, 2022	133,184
Less: common stock purchased by eligible employees	—
Total ESPP equity securities available at December 31, 2022	133,184
Amounts withheld from participants are classified as a liability on the Consolidated Balance Sheets until funds are used to purchase shares. This liability amount is immaterial to the consolidated financial statements.
Stock-Based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the grant date fair value of the instruments, over the instruments’ vesting period. The following table reflects stock-based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Performance-based RSUs	$1,559	$1,608	$2,019
Time-based RSUs and restricted stock	2,260	3,754	3,389
Equity in lieu of salary	—	1,845	—
ESPP	8	32	100
Total stock-based compensation	$3,827	$7,239	$5,508

NOTE 10 - INCOME TAXES
The significant components of our (provision for) benefit from income taxes attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020

Income (loss) before income taxes	$997	$(27,332)	$(21,770)

Current:
Federal tax	$—	$—	$—
State tax	38	48	58
Foreign tax	50	283	(150)
Total current	88	331	(92)
Deferred:
Federal tax	(20,642)	(4,178)	20,594
State tax	25	(1,561)	1,910
Foreign tax	(330)	256	43
Total deferred	(20,947)	(5,483)	22,547
Benefit from (provision for) income taxes	$(20,859)	$(5,152)	$22,455
Foreign income before income tax (benefit) expense is immaterial to consolidated income before income tax (benefit) expense. The following table summarizes the principal elements of the difference between the United States federal statutory rate of 21% and our effective tax rate for the years ended December 31, 2022, 2021 and 2020:

(Dollars in thousands)	2022		2021		2020

Income (loss) before income taxes	$997		$(27,332)		$(21,770)

Income taxes computed at the federal statutory rate	$209	21.0%	$(5,740)	21.0%	$(4,572)	21.0%
State income taxes, net of federal benefit	121	12.1%	(1,513)	5.5%	(703)	3.2%
Goodwill impairment	—	—%	—	—%	6,341	(29.1)%
Change in valuation allowance	(21,850)	(2,191.6)%	2,070	(7.6)%	22,108	(101.6)%
Research and development and other tax credits	(88)	(8.8)%	(808)	3.0%	(1,316)	6.0%
Excess executive compensation	231	23.1%	272	(1.0)%	266	(1.2)%
Other	518	52.0%	567	(2.1)%	331	(1.5)%
(Benefit from) provision for income taxes	$(20,859)	(2,092.2)%	$(5,152)	18.8%	$22,455	(103.1)%
The anticipated effective income tax rate is expected to continue to differ from the federal statutory rate primarily due to the effect of state income taxes and permanent differences between book and taxable income. The earnings of non-U.S. subsidiaries are deemed to be indefinitely reinvested in non-U.S. operations.

The components of deferred income tax assets at December 31, 2022 and 2021 were as follows:

	December 31,
(Dollars in thousands)	2022	2021

Capitalized research and development costs	$13,862	$13,436
Net operating loss carryforward	25,710	25,284
Property and equipment	4,142	5,139
Accrued liabilities, reserves and other expenses	3,877	4,350
Research and development credits	6,430	6,342
Tax credits	717	495
Stock based compensation	1,834	2,283
Operating lease liabilities	3,999	4,427
Other	120	289
Gross deferred income tax assets	60,691	62,045
Deferred income tax liabilities:
Intangible assets	(2,269)	(2,128)
Right-of-use assets	(3,534)	(4,051)
Prepaid and other expenses	(162)	(35)
Gross deferred income tax liabilities	(5,965)	(6,214)
Net deferred income tax assets	54,726	55,831
Valuation allowance	(2,328)	(24,178)
Total deferred income tax assets	$52,398	$31,653
Net Operating Losses
As of December 31, 2022, we had approximately $110.2 million of net operating losses available to offset future taxable income, of which approximately $70.6 million were federal net operating losses with expiration dates that begin expiring in 2026 and will fully expire in 2030 and $39.6 million that were indefinite lived.
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
Historically, the cumulative loss incurred by the Company over the prior three-year period constituted a piece of objective negative evidence which limited our ability to consider other subjective evidence. Given the completion of our recent restructuring efforts and our expected return to profitability (as indicated by income generated before income taxes in 2022), we have eliminated costs that had resulted in our cumulative loss over the prior three-year period, that are not present in our current operating posture or future forecasts. As a result, we determined the negative evidence presented by a cumulative loss position to be weighted less in our assessment compared to positive evidence from our historical core operating results and future projections. Additionally, we considered there to be lower forecast uncertainty as a result of our new strategy and lessening impacts of COVID-19, such that we believe that positive evidence from our projections of future profitability to be weighted more heavily in our assessment of the recoverability of our deferred income tax assets.

Based on the assessment completed, utilizing our annual long-range planning and forecasting updates that are traditionally completed in the fourth quarter of each year, we reduced the valuation allowance by $21.9 million as of December 31, 2022, to increase net deferred income tax assets, as their realization met the more-likely-than-not criterion. The Company maintained a valuation allowance of $2.3 million related to Federal Foreign Tax Credits and certain state net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.

Income Tax Audits
The 2020, 2021 and 2022 federal and state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any Federal or state tax authority.
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2019 through 2022, and for the four-year SOL states, the SOL is open for years ending from 2018 through 2022.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2022.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the consolidated financial statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.
Loss Contingencies
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, no loss contingencies were identified for the year ended December 31, 2022. For the year ended December 31, 2021, we recognized a loss of $0.9 million in the fourth quarter of 2021 related to the minimum remaining contractual obligation for a license and service contract classified as a research and development cost on the Consolidated Statement of Operations.
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
Future minimum lease payments under non-cancelable operating leases at December 31, 2022, were as follows:

(Dollars in thousands)	Operating Leases
For the Year Ended December 31,

2023	$5,777
2024	3,843
2025	2,820
2026	2,252
2027	1,100
Thereafter	2,470
Total	$18,262
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period.
Total rent expense under operating leases for the years ended December 31, 2022, 2021 and 2020, was approximately $16.0 million, $16.8 million and $17.3 million, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company has a savings plan in the U.S., the Spok Holdings, Inc. Savings and Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may elect to contribute a percentage of their wages, subject to certain limitations. Matching contributions under the savings plan were approximately $1.2 million for the year ended December 31, 2022 and $1.6 million for each of the years ended December 31, 2021 and 2020.
NOTE 13 - RELATED PARTIES
A former member of our Board of Directors, who departed the Board during the third quarter of 2020, concurrently served as a director for an entity that leases transmission tower sites to the Company. For the years ended December 31, 2020, we recorded site rent expenses pertaining to the leases of $3.5 million. This amount was included within technology operations expenses.
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the years ended December 31, 2022, 2021 and 2020, we recognized revenues of $0.6 million, $1.0 million and $0.7 million, respectively, related to contracts from the entity at which the individual is employed.

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
(Dollars in thousands)

Year ended December 31, 2022	$1,442	$1,268	$(902)	$1,808
Year ended December 31, 2021	$1,669	$573	$(800)	$1,442
Year ended December 31, 2020	$1,293	$1,382	$(1,006)	$1,669

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Fourth Amended and Restated Bylaws of Spok Holdings, Inc dated October 26,2022.	8-K	001-32358	3.1	10/28/2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Spok Holdings, Inc.	8-K	001-32358	3.1	9/3/2021
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
4.2	Description of securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-32358	4.3	2/17/2022
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	USA Mobility, Inc. Equity Incentive Plan Restricted Stock Agreement (For Board of Directors) (amended)	10-Q	001-32358	10.18	11/1/2007
10.3*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.4*	USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	3/28/2012
10.5†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.6*	Restricted Stock Unit Grant Notice for the USA Mobility, Inc. 2012 Equity Incentive Award Plan	10-K	001-32358	10.16	3/2/2017
10.7	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2015 Long-Term Incentive Plan	10-K	001-32358	10.17	3/2/2017
10.8†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.9†	Spok Holdings, Inc. 2018 Long-Term Incentive Plan	10-K	001-32358	10.12	2/18/2021
10.10†	Exhibits to Spok Holdings, Inc., 2018 Long-Term Incentive Plan for the 2020-2022 performance period.					Filed
10.11†	Spok Holdings, Inc. 2019 Short-Term Incentive Plan	10-K	001-32358	10.16	2/28/2019
10.12†	Spok Holdings, Inc. 2020 Short-Term Incentive Plan	10-K	001-32358	10.16	2/27/2020
10.13†	Spok Holdings, Inc. 2021 Short-Term Incentive Plan	10-K	001-32358	10.16	2/18/2021
10.14†	Spok Holdings, Inc. 2022 Short-Term Incentive Plan	10-K	001-32358	10.15	2/17/2022
10.15†	Spok Holdings, Inc. 2023 Short-Term Incentive Plan					Filed
10.16*	Amendment to the USA Mobility, Inc. 2012 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/27/2017
10.17†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.18†	Spok Holdings, Inc. 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	6/19/2020
10.19†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of June 18, 2020	8-K	001-32358	10.1	6/18/2020
10.20	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2020 Equity Incentive Award Plan	10-K	001-32358	10.21	2/18/2021

10.21	Voting and Standstill Agreement, dated March 20, 2022, by and between Spok Holdings, Inc., Braeside Investments, LLC, Braeside Capital, L.P. and Braeside Capital II, L.P.	8-K	001-32358	10.1	3/21/2022
10.22	Spok Holdings, Inc. Deferred Compensation Plan For Non-Employee Directors	10-K	001-32358	10.23	2/18/2021
10.23	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of February 16, 2022	10-Q	001-32358	10.1	4/28/2022
21.1	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23.1	Consent of Grant Thornton LLP					Filed
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema**					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation**					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition**					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels**					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation**					Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)					Filed
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.
**    The financial information contained in these XBRL documents is unaudited.
†    Denotes a management contract or compensatory plan or arrangement.