Form 10-Q
period 2023-03-31
Spok Holdings, Inc
filed 2023-05-04
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,949,504 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of April 28, 2023.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,550	$35,754
Accounts receivable, net	22,644	26,861
Prepaid expenses	7,150	6,849
Other current assets	628	587
Total current assets	59,972	70,051
Non-current assets:
Property and equipment, net	7,802	8,223
Operating lease right-of-use assets	13,401	13,876
Goodwill	99,175	99,175
Deferred income tax assets, net	50,706	52,398
Other non-current assets	694	754
Total non-current assets	171,778	174,426
Total assets	$231,750	$244,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,659	$5,880
Accrued compensation and benefits	6,063	11,628
Deferred revenue	24,629	26,274
Operating lease liabilities	4,964	5,096
Other current liabilities	4,823	4,573
Total current liabilities	45,138	53,451
Non-current liabilities:
Asset retirement obligations	7,353	7,237
Operating lease liabilities	10,064	10,604
Other non-current liabilities	846	1,107
Total non-current liabilities	18,263	18,948
Total liabilities	63,401	72,399
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	99,599	99,908
Accumulated other comprehensive loss	(1,897)	(1,909)
Retained earnings	70,645	74,077
Total stockholders’ equity	168,349	172,078
Total liabilities and stockholders' equity	$231,750	$244,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2023	2022

Revenue:
Wireless revenue	$19,028	$18,846
Software revenue	14,152	14,979
Total revenue	33,180	33,825
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,536	7,804
Research and development	2,493	6,497
Technology operations	6,587	7,013
Selling and marketing	3,901	5,315
General and administrative	7,700	10,435
Depreciation, amortization and accretion	1,236	934
Severance and restructuring	10	4,495
Total operating expenses	28,463	42,493
Operating income (loss)	4,717	(8,668)
Interest income	272	67
Other income (expense)	53	(13)
Income (loss) before income taxes	5,042	(8,614)
(Provision for) benefit from income taxes	(1,925)	1,400
Net income (loss)	$3,117	$(7,214)
Basic net income (loss) per common share	$0.16	$(0.37)
Diluted net income (loss) per common share	$0.15	$(0.37)
Basic weighted average common shares outstanding	19,897,445	19,599,526
Diluted weighted average common shares outstanding	20,182,692	19,599,526
Cash dividends declared per common share	$0.3125	$0.3125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2023	2022

Net income (loss)	$3,117	$(7,214)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	12	25
Other comprehensive income	12	25
Comprehensive income (loss)	$3,129	$(7,189)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2022	19,481,429	$2	$95,703	$77,986	$173,691
Net loss	—	—	—	(7,214)	(7,214)
Issuance of common stock for vested restricted stock units under the equity plans	346,604	—	—	—	—
Purchase of common stock for tax withholding and other	(134,354)	—	(1,209)	—	(1,209)
Amortization of stock-based compensation	—	—	1,115	—	1,115
Cash dividends declared	—	—	—	(6,513)	(6,513)
Cumulative translation adjustment	—	—	25	—	25
Balance, March 31, 2022	19,693,679	$2	$95,634	$64,259	$159,895

Balance, January 1, 2023	19,703,800	$2	$97,999	$74,077	$172,078
Net income	—	—	—	3,117	3,117
Issuance of common stock for vested restricted stock units under the equity plans	382,568	—	—	—	—
Purchase of common stock for tax withholding and other	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	936	—	936
Cash dividends declared	—	—	—	(6,549)	(6,549)
Cumulative translation adjustment	—	—	12	—	12
Balance, March 31, 2023	19,941,852	$2	$97,702	$70,645	$168,349

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2023	2022

Operating activities:
Net income (loss)	$3,117	$(7,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	1,236	934
Deferred income tax expense (benefit)	1,886	(1,024)
Stock-based compensation	936	1,115
Provisions for credit losses, service credits and other	29	594
Changes in assets and liabilities:
Accounts receivable	4,187	2,951
Prepaid expenses and other assets	(282)	(1,421)
Net operating lease liabilities	(197)	(91)
Accounts payable, accrued liabilities and other	(6,680)	879
Deferred revenue	(1,621)	(1,602)
Net cash provided by (used in) operating activities	2,611	(4,879)
Investing activities:
Purchases of property and equipment	(649)	(679)
Purchase of short-term investments	—	(14,967)
Maturity of short-term investments	—	15,000
Net cash used in investing activities	(649)	(646)
Financing activities:
Cash distributions to stockholders	(6,933)	(6,524)
Purchase of common stock for tax withholding on vested equity awards	(1,245)	(1,209)
Net cash used in financing activities	(8,178)	(7,733)
Effect of exchange rate on cash and cash equivalents	12	25
Net decrease in cash and cash equivalents	(6,204)	(13,233)
Cash and cash equivalents, beginning of period	35,754	44,583
Cash and cash equivalents, end of period	$29,550	$31,350
Supplemental disclosure:
Income taxes paid/(refunded)	$(6)	$(39)

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
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2022, is unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2022.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets, goodwill, accounts receivable allowances, revenue recognition, determining the standalone selling price of performance obligations, variable consideration, depreciation expense, asset retirement obligations and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2022 Annual Report, which describe key risks associated with our operations and industry.
NOTE 3 - RECENT ACCOUNTING STANDARDS
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board ("FASB"). The Company has determined that all recent ASUs issued by the FASB are either not applicable or are not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2022 Annual Report.
NOTE 5 - RESTRUCTURING
In February 2022, the Company announced a new strategic business plan that included a restructuring of its business to discontinue Spok Go, eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement.
As part of the restructuring program, the Company eliminated 176 positions, primarily in research and development, and also in professional services, selling and marketing, and back-office support functions.
For the three months ended March 31, 2022, the Company incurred total severance and restructuring costs of $4.5 million related to the restructuring program, which are included within the Condensed Consolidated Statement of Operations. These costs are as follows:

For the Three Months Ended March 31,
(Dollars in thousands)	2022

Severance and personnel related costs	$3,997
Contractual terminations	498
Total severance and restructuring costs	$4,495

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity for the three months ended March 31, 2023 and 2022, for restructuring-related liabilities associated with the strategic business plan, which is included within accrued compensation and benefits and other current liabilities within the Condensed Consolidated Balance Sheet, is as follows:

(Dollars in thousands)

Balance at December 31, 2021	$—
Restructuring and other charges	4,495
Payments	(34)
Non-cash adjustment	(124)
Balance at March 31, 2022	$4,337

Balance at December 31, 2022	$2,208
Restructuring and other charges	—
Payments	(2,051)
Non-cash adjustment	(4)
Balance at March 31, 2023	$153
NOTE 6 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, the sale of devices and charges for paging devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. (See Item 1. “Business,” in the 2022 Annual Report for more details.)
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Revenue:
Paging revenue	$18,525	$18,313
Product and other revenue	503	533
Wireless revenue	$19,028	$18,846

License	$1,618	$1,824
Professional services	3,239	3,336
Hardware	356	589
Operations revenue	5,213	5,749
Maintenance	8,939	9,230
Software revenue	$14,152	$14,979
Total revenue	$33,180	$33,825
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2023, and 2022. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

United States	$32,210	$32,772
International	970	1,053
Total revenue	$33,180	$33,825

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the three months ended March 31, 2023, are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Revenue Recognized	March 31, 2023

Deferred Revenue	$26,524	$12,470	$(14,091)	$24,903
During the three months ended March 31, 2023, the Company recognized $10.0 million related to amounts deferred as of December 31, 2022.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the three months ended March 31, 2023 are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Commissions Recognized	March 31, 2023

Prepaid Commissions	$1,745	$797	$(799)	$1,743
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at March 31, 2023, was $46.5 million. We expect to recognize approximately $34.9 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Operating lease cost	$1,178	$1,482
Short-term lease cost	2,280	2,633
Total lease cost	$3,458	$4,115

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,368	$1,535

The following table presents the weighted average remaining lease term and discount rate:

	March 31,
(Dollars in thousands)	2023	2022

Weighted average remaining lease term - operating leases (in years)	4.70	4.60
Weighted average discount rate - operating leases	4.79%	4.42%
Maturities of lease liabilities as of March 31, 2023, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2023 (remaining nine months)	$3,874
2024	4,031
2025	3,006
2026	2,304
2027	1,118
Thereafter	2,475
Total future lease payments	16,808
Imputed interest	(1,780)
Total	$15,028
NOTE 8 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Depreciation
Leasehold improvements	$13	$19
Asset retirement costs	66	(175)
Paging and computer equipment	938	850
Furniture, fixtures and vehicles	55	70
Total depreciation	1,072	764
Accretion	164	170
Total depreciation and accretion expense	$1,236	$934
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.6 million at March 31, 2023, and $1.8 million at December 31, 2022. Accounts receivable, net includes $6.8 million and $5.9 million of unbilled receivables at March 31, 2023, and December 31, 2022, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2023	December 31, 2022

Leasehold improvements	shorter of useful life or lease term	$2,497	$2,497
Asset retirement costs	1-5	3,848	3,848
Paging and computer equipment	1-5	87,224	88,427
Furniture, fixtures and vehicles	3-5	3,225	3,289
Total property and equipment		96,794	98,061
Accumulated depreciation		(88,992)	(89,838)
Total property and equipment, net		$7,802	$8,223
NOTE 9 - GOODWILL
During the three months ended March 31, 2023, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2022	$243	$7,237	$7,480
Accretion	(1)	165	164
Amounts paid	(83)	—	(83)
Reclassifications	49	(49)	—
Balance at March 31, 2023	$208	$7,353	$7,561
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets at March 31, 2023, and December 31, 2022.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $9.1 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assuming the underlying leases continue to be renewed to that future date. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 11 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2023, and December 31, 2022, we had no stock options outstanding.
At March 31, 2023, and December 31, 2022, there were 19,941,852 and 19,703,800 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023, and 2022, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2023 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 22, 2023	March 16, 2023	March 30, 2023	$0.3125	$6,549
Total			$0.3125	$6,549
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On May 3, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 25, 2023, and a payment date of June 23, 2023. Cash dividends related to common stock of approximately $6.2 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the three months ended March 31, 2023, we did not repurchase any common stock.

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
The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2023	2022

Numerator:
Net income (loss)	$3,117	$(7,214)

Denominator:
Basic weighted average common shares outstanding	19,897,445	19,599,526
Diluted weighted average common shares outstanding	20,182,692	19,599,526
Basic net income (loss) per common share	$0.16	$(0.37)
Diluted net income (loss) per common share	$0.15	$(0.37)
For the three months ended March 31, 2023, and 2022 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2023	2022

Restricted stock units	—	270,225
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities under the Equity Plans from January 1, 2023, through March 31, 2023:

Activity

Total equity securities available at January 1, 2023	683,052
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(411,935)
Total equity securities available at March 31, 2023	271,117
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2023	1,015,749	$10.25
Granted	441,442	8.19
Vested	(373,103)	11.21
Forfeited	(29,507)	12.08
Unvested at March 31, 2023	1,054,581	$9.00
Of the 1,054,581 unvested RSUs, DSUs and restricted stock outstanding at March 31, 2023, 543,585 RSUs include contingent performance requirements for vesting purposes. At March 31, 2023, there was $5.3 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
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
For the three months ended March 31, 2023 and 2022, no shares of the Company's stock were purchased. The following table summarizes the activities under the ESPP from January 1, 2023, through March 31, 2023:

Activity

Total ESPP equity securities available at January 1, 2023	133,184
ESPP common stock purchased by eligible employees	—
Total ESPP securities available at March 31, 2023	133,184

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022

Performance-based RSUs	$381	$460
Time-based RSUs, DSUs and restricted stock	542	655
ESPP	13	—
Total stock-based compensation	$936	$1,115
NOTE 12 - INCOME TAXES
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
For 2023, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21%, primarily due to the effect of state income taxes, permanent differences between book and taxable income, and certain discrete items.
We had total net deferred income tax assets ("DTAs") of $50.7 million and $52.4 million as of March 31, 2023, and December 31, 2022, respectively. We had a valuation allowance of $2.3 million as of March 31, 2023, and December 31, 2022.
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
The Company maintains a valuation allowance related to Federal Foreign Tax Credits and certain net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration. Deferred income tax assets that are not currently covered by a valuation allowance are those that are indefinite-lived, or whose temporary differences would reverse in the future and may result in the creation of an indefinite-lived deferred income tax asset, which we consider to be realized through future taxable income. The amount of deferred income tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present, additional weight is given to subjective evidence such as our projections for future profitability and growth, or other relevant factors arise.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2023, to the commitments and contingencies previously reported in the 2022 Annual Report.
NOTE 14 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended March 31, 2023, and 2022, we recognized revenues of $0.1 million, related to contracts from the entity at which the individual is employed.
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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section and "Risk Factors" below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the 2022 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.
Overview
The following MD&A is intended to help the reader understand the results of operations and financial condition of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2022 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
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
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report and Item 1. "Business" of Part I of the 2022 Annual Report, which describe our business in further detail.

Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that included a restructuring of our business to discontinue Spok Go and eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. The strategic business plan included a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. These restructuring efforts were completed during the fourth quarter of 2022. As a result of the implementation of the plan, we eliminated 176 positions, primarily in research and development, and also in professional services, selling and marketing, and back-office support functions. These actions allowed us to better align costs and, as a result, return capital to stockholders in the form of increased quarterly dividends of $0.3125 per share starting in 2022. We will continue to focus on optimizing costs to allow us to prioritize cash flow generation and the return of capital to stockholders.
Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2023, and 2022:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Total	%

Revenue:
Wireless revenue	$19,028	$18,846	$182	1.0%
Software revenue	14,152	14,979	(827)	(5.5)%
Total revenue	33,180	33,825	(645)	(1.9)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,536	7,804	(1,268)	(16.2)%
Research and development	2,493	6,497	(4,004)	(61.6)%
Technology operations	6,587	7,013	(426)	(6.1)%
Selling and marketing	3,901	5,315	(1,414)	(26.6)%
General and administrative	7,700	10,435	(2,735)	(26.2)%
Depreciation, amortization and accretion	1,236	934	302	32.3%
Severance and restructuring	10	4,495	(4,485)	(99.8)%
Total operating expenses	28,463	42,493	(14,030)	(33.0)%
Operating income (loss)	4,717	(8,668)	13,385	(154.4)%
Interest income	272	67	205	306.0%
Other income (expense)	53	(13)	66	(507.7)%
Income (loss) before income taxes	5,042	(8,614)	13,656	(158.5)%
(Provision for) benefit from income taxes	(1,925)	1,400	(3,325)	(237.5)%
Net income (loss)	$3,117	$(7,214)	$10,331	(143.2)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	380	548	(168)	(30.7)%
Active transmitters	3,300	3,399	(99)	(2.9)%

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
The table below details revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Total	%

Revenue - wireless:
Paging revenue	$18,525	$18,313	$212	1.2%
Product and other revenue	503	533	(30)	(5.6)%
Total wireless revenue	19,028	18,846	182	1.0%

Revenue - software:
License	1,618	1,824	(206)	(11.3)%
Professional services	3,239	3,336	(97)	(2.9)%
Hardware	356	589	(233)	(39.6)%
Operations revenue	5,213	5,749	(536)	(9.3)%
Maintenance revenue	8,939	9,230	(291)	(3.2)%
Total software revenue	14,152	14,979	(827)	(5.5)%
Total revenue	$33,180	$33,825	$(645)	(1.9)%
Wireless Revenue
The increase in wireless revenue for the three months ended March 31, 2023, compared to the same periods in 2022, reflects the nominal increase in the standard rate, as a result of price increases initiated in the latter part of 2022, and general increases in Universal Service Fees ("USF"), offset by the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.

ARPU was $7.59 and $7.24 for the three months ended March 31, 2023 and 2022, respectively. Total units in service were 0.8 million as of both March 31, 2023, and 2022. The increase in ARPU was primarily driven by nominal increases in the standard rate, as a result of price increases initiated in late third quarter of 2022 as well as increases in USF, which are effectively pass-through items that have corresponding costs associated with them. Excluding the pass-through items, ARPU increased by $0.20 as compared to the first quarter of 2022, primarily driven by price increases initiated in the latter part of 2022, as part of our effort to offset rising costs and maximize cash generation.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended March 31,			Change Due To:
(in thousands)	2023	2022	Change	ARPU	Units

Paging revenue	$18,525	$18,313	$212	$840	$(628)

As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number to increase our revenue potential. These service offerings, along with the nominal increases in the standard rate, are designed to mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers with the highest value possible.
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
Operations Revenue
Software operations revenue decreased during the three months ended March 31, 2023, when compared to the same periods in 2022. This decrease in revenue was primarily due to fluctuations in the timing of license and equipment delivery. Professional services revenue remained generally in line with first quarter 2022, despite having significantly less billable resources, primarily as a result of improvements in resource utilization.
Maintenance Revenue
Compared to the same periods in 2022, maintenance revenue decreased for the three months ended March 31, 2023. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue.

While we have not seen a meaningful increase in our normal customer churn, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Given these dynamics, we believe annual maintenance revenue is likely to be down slightly until such time that we are able to enhance our existing software solutions, which would provide an avenue to reduce levels of gross churn and result in additional maintenance revenue.

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

The following is a review of our operating expense categories for the three months ended March 31, 2023, and 2022. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Total	%

Payroll and related	$3,980	$5,110	$(1,130)	(22.1)%
Cost of sales	1,205	1,557	(352)	(22.6)%
Recoverable taxes and fees	971	712	259	36.4%
Stock-based compensation	76	109	(33)	(30.3)%
Other	304	316	(12)	(3.8)%
Total cost of revenue	$6,536	$7,804	$(1,268)	(16.2)%

FTE Employees	131	177	(46)	(26.0)%
For the three months ended March 31, 2023, cost of revenue decreased compared to the same period in 2022, driven by decreases in payroll and related expenses and cost of sales, offset by an increase in recoverable taxes and fees.
The decrease in payroll and related expenses is attributable to the restructuring activities and the related elimination of positions. Cost of sales decreased primarily due to lower equipment sales. Recoverable taxes and fees increased due to the rate change for USF fees, as established by the Federal Communications Commission on a quarterly basis. These fees are passed through to our wireless customer base and have a corresponding revenue impact.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Total	%

Payroll and related	$1,541	$4,305	$(2,764)	(64.2)%
Outside services	846	1,899	(1,053)	(55.5)%
Stock-based compensation	27	130	(103)	(79.2)%
Other	79	163	(84)	(51.5)%
Total research and development	$2,493	$6,497	$(4,004)	(61.6)%

FTE Employees	40	101	(61)	(60.4)%
For the three months ended March 31, 2023, research and development expenses decreased compared to the same periods in 2022, driven by the decision to discontinue Spok Go in the first quarter of 2022 and the resulting elimination of positions and associated outside services.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Total	%

Payroll and related	$2,339	$2,509	$(170)	(6.8)%
Site rent	2,881	3,067	(186)	(6.1)%
Telecommunications	707	771	(64)	(8.3)%
Stock-based compensation	55	55	—	—%
Other	605	611	(6)	(1.0)%
Technology Operations	$6,587	$7,013	$(426)	(6.1)%

FTE Employees	73	85	(12)	(14.1)%
For the three months ended March 31, 2023, technology operations expenses decreased compared to the same period in 2022, due to a decrease in payroll and related expenses attributable to the restructuring activities and the related elimination of positions. In addition, as a result of our network rationalization efforts, site rent and telecommunications costs decreased in response to a 2.9% decline in active transmitters from March 31, 2022, to March 31, 2023. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Total	%

Payroll and related	$2,449	$3,468	$(1,019)	(29.4)%
Commissions	799	1,024	(225)	(22.0)%
Stock-based compensation	94	79	15	19.0%
Advertising and events	231	568	(337)	(59.3)%
Other	328	176	152	86.4%
Total selling and marketing	$3,901	$5,315	$(1,414)	(26.6)%

FTE Employees	66	91	(25)	(27.5)%
For the three months ended March 31, 2023, selling and marketing expenses decreased compared to the same period in 2022, driven primarily by decreases in payroll and related expenses and advertising and events expenses.
Payroll and related expenses declined for the three months ended March 31, 2023, largely due to restructuring activities and the related elimination of positions.
The decrease in advertising and events expenses for the three months ended March 31, 2023, largely reflects changes in timing of trade show participation as compared to the same period in 2022. Nationwide travel and in-person participation in larger marketing events has increased but continues to remain below pre-pandemic levels.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	Total	%

Payroll and related	$3,266	$4,051	$(785)	(19.4)%
Stock-based compensation	684	742	(58)	(7.8)%
Facility rent, office and technology costs	1,848	2,680	(832)	(31.0)%
Outside services	1,003	1,900	(897)	(47.2)%
Taxes, licenses and permits	262	265	(3)	(1.1)%
Bad debt	(135)	(14)	(121)	864.3%
Other	772	811	(39)	(4.8)%
Total general and administrative	$7,700	$10,435	$(2,735)	(26.2)%

FTE Employees	70	94	(24)	(25.5)%
For the three months ended March 31, 2023, general and administrative expenses decreased compared to the same period in 2022, driven primarily by decreases in outside services, facility rent, office and technology costs and payroll and related expenses.
Outside services decreased as a result of lower legal and other professional services for the three months ended March 31, 2023.
Payroll and related expenses decreased due to savings from the reduction of headcount due to restructuring activities.
The decrease in facility rent, office and technology costs was primarily due to the closing of the Minnesota office in February 2022.
Depreciation, Amortization and Accretion
For the three months ended March 31, 2023, and 2022, depreciation, amortization and accretion expenses were $1.2 million and $0.9 million, respectively. These expenses increased for the three months ended March 31, 2023, compared to the same periods in 2022, primarily due to increases in asset retirement cost and pager depreciation.
Severance and Restructuring
For the three months ended March 31, 2022, we incurred severance and restructuring expenses of $4.5 million related to the restructuring program announced in February 2022. No severance and restructuring expenses related to the February 2022 restructuring plan were incurred for the three months ended March 31, 2023 as the restructuring program culminated in the fourth quarter of 2022.
Income Taxes
(Provision for) benefit from income taxes was $(1.9) million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. (Provision for) benefit from income taxes changed for the three months ended March 31, 2023 compared to the same periods in 2022 primarily due to the generation of pre-tax book income as compared to a pre-tax book loss, along with the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 12, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2023, we held cash and cash equivalents of $29.5 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities and are therefore classified as held-to-maturity and are reported at amortized cost in our Condensed Consolidated Balance Sheets. The Company maintains a majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
Cash Sources
Our primary sources of liquidity have been our cash flows generated from operations and existing cash and cash equivalents. We maintain a level of liquidity sufficient to allow us to meet our cash needs in both the short term (next 12 months) and long term (beyond 12 months). At any point in time, we maintain approximately $5.0 million to $10.0 million in our operating accounts at third-party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.
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
With the successful completion of the restructuring plan and our ongoing efforts to stabilize revenue and optimize costs, we anticipate future operating periods will return to positive cash flow generation, considering the majority of accrued liabilities of $2.2 million as of December 31, 2022, related to the strategic business plan, were paid out in the first quarter of 2023.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2023, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022

Net cash provided by (used in) operating activities	$2,611	$(4,879)	$7,490
Net cash used in investing activities	(649)	(646)	(3)
Net cash used in financing activities	(8,178)	(7,733)	(445)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the three months ended March 31, 2023, net cash provided by operating activities was $2.6 million primarily due to the net income of $3.1 million, changes in accounts receivable of $4.2 million depreciation, amortization and accretion of $1.2 million and stock-based compensation of $0.9 million. This was partially offset by changes in accounts payable, accrued liabilities and other of $6.7 million and deferred revenue of $1.6 million.
For the three months ended March 31, 2022, net cash used in operating activities was $4.9 million due primarily to a net loss of $7.2 million, changes in deferred revenue of $1.6 million and in prepaid expenses and other assets of $1.4 million and a deferred income tax benefit of $1.0 million. This was partially offset by changes in accounts receivable of $3.0 million, stock-based compensation of $1.1 million, depreciation, amortization and accretion of $0.9 million, and changes in accounts payable, accrued liabilities and accretion of $0.9 million.
Investing Activities
For the three months ended March 31, 2023 and 2022, net cash used in investing activities was $0.6 million. Net cash used in investing activities reflects purchases of property and equipment, as well as the purchase and maturity of short-term investments for the three months ended March 31, 2022.
Financing Activities
For the three months ended March 31, 2023, and 2022, net cash used in financing activities was $8.2 million and $7.7 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On May 3, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 25, 2023, and a payment date of June 23, 2023. This cash dividend of approximately $6.2 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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
The following table provides the Company's significant commitments and contractual obligations as of March 31, 2023:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or Less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$17,170	$4,236	$7,037	$3,422	$2,475
Unconditional purchase obligations	4,296	2,801	1,493	2	—
Total contractual obligations	$21,466	$7,037	$8,530	$3,424	$2,475
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

There have been no changes to the critical accounting policies reported in the 2022 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2023, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A – Risk Factors” of Part I of the 2022 Annual Report have not materially changed during the three months ended March 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2023.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101					Filed

*	The financial information contained in these XBRL documents is unaudited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: May 4, 2023	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)