Form 10-Q
period 2023-06-30
Spok Holdings, Inc
filed 2023-07-27
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,967,895 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 21, 2023.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$30,866	$35,754
Accounts receivable, net	25,467	26,861
Prepaid expenses	7,371	6,849
Other current assets	841	587
Total current assets	64,545	70,051
Non-current assets:
Property and equipment, net	7,869	8,223
Operating lease right-of-use assets	12,713	13,876
Goodwill	99,175	99,175
Deferred income tax assets, net	48,992	52,398
Other non-current assets	630	754
Total non-current assets	169,379	174,426
Total assets	$233,924	$244,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,768	$5,880
Accrued compensation and benefits	8,528	11,628
Deferred revenue	23,984	27,255
Operating lease liabilities	4,693	5,096
Other current liabilities	5,352	4,573
Total current liabilities	49,325	54,432
Non-current liabilities:
Asset retirement obligations	7,455	7,237
Operating lease liabilities	9,520	10,604
Other non-current liabilities	1,013	1,107
Total non-current liabilities	17,988	18,948
Total liabilities	67,313	73,380
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	100,612	99,908
Accumulated other comprehensive loss	(1,862)	(1,909)
Retained earnings	67,859	73,096
Total stockholders’ equity	166,611	171,097
Total liabilities and stockholders' equity	$233,924	$244,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2023	2022	2023	2022

Revenue:
Wireless revenue	$18,877	$18,700	$37,905	$37,547
Software revenue	17,586	15,010	31,738	29,988
Total revenue	36,463	33,710	69,643	67,535
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,727	6,980	13,263	14,784
Research and development	2,853	2,624	5,346	9,121
Technology operations	6,452	6,880	13,039	13,893
Selling and marketing	4,354	3,874	8,255	9,189
General and administrative	8,489	9,619	16,189	20,054
Depreciation and accretion	1,265	871	2,501	1,805
Severance and restructuring	108	450	118	4,945
Total operating expenses	30,248	31,298	58,711	73,791
Operating income (loss)	6,215	2,412	10,932	(6,256)
Interest income	354	170	626	237
Other (expense) income	(138)	25	(85)	12
Income (loss) before income taxes	6,431	2,607	11,473	(6,007)
(Provision for) benefit from income taxes	(1,698)	(683)	(3,623)	717
Net income (loss)	$4,733	$1,924	$7,850	$(5,290)
Basic net income (loss) per common share	$0.24	$0.10	$0.39	$(0.27)
Diluted net income (loss) per common share	$0.23	$0.10	$0.39	$(0.27)
Basic weighted average common shares outstanding	19,957,786	19,693,659	19,927,782	19,645,680
Diluted weighted average common shares outstanding	20,255,248	19,807,430	20,266,914	19,645,680
Cash dividends declared per common share	$0.3125	$0.3125	$0.6250	$0.6250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands)	2023	2022	2023	2022

Net income (loss)	$4,733	$1,924	$7,850	$(5,290)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35	(229)	47	(204)
Other comprehensive income (loss)	35	(229)	47	(204)
Comprehensive income (loss)	$4,768	$1,695	$7,897	$(5,494)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2022	19,481,429	$2	$95,703	$77,005	$172,710
Net loss	—	—	—	(7,214)	(7,214)
Issuance of common stock for vested restricted stock units under the equity plans	346,604	—	—	—	—
Purchase of common stock for tax withholding and other	(134,354)	—	(1,209)	—	(1,209)
Amortization of stock-based compensation	—	—	1,115	—	1,115
Cash dividends declared	—	—	—	(6,513)	(6,513)
Cumulative translation adjustment	—	—	25	—	25
Balance, March 31, 2022	19,693,679	$2	$95,634	$63,278	$158,914
Net income	—	—	—	1,924	1,924
Purchase of common stock for tax withholding	(22)	—	—	—	—
Amortization of stock-based compensation	—	—	961	—	961
Cash dividends declared	—	—	—	(6,357)	(6,357)
Cumulative translation adjustment	—	—	(229)	—	(229)
Balance, June 30, 2022	19,693,657	$2	$96,366	$58,845	$155,213

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2023	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	3,117	3,117
Issuance of common stock for vested restricted stock units under the equity plans	382,568	—	—	—	—
Purchase of common stock for tax withholding and other	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	936	—	936
Cash dividends declared	—	—	—	(6,549)	(6,549)
Cumulative translation adjustment	—	—	12	—	12
Balance, March 31, 2023	19,941,852	$2	$97,702	$69,664	$167,368
Net income	—	—	—	4,733	4,733
Amortization of stock-based compensation	—	—	923	—	923
Cash dividends declared	—	—	—	(6,538)	(6,538)
Issuance of restricted stock under the 2020 Equity Plan and other	20,210	—	90	—	90
Cumulative translation adjustment	—	—	35	—	35
Balance, June 30, 2023	19,962,062	$2	$98,750	$67,859	$166,611

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2023	2022

Operating activities:
Net income (loss)	$7,850	$(5,290)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and accretion	2,501	1,805
Deferred income tax expense (benefit)	3,602	(495)
Stock-based compensation	1,859	2,076
Provisions for credit losses, service credits and other	222	861
Changes in assets and liabilities:
Accounts receivable	1,168	(576)
Prepaid expenses and other assets	(653)	(416)
Net operating lease liabilities	(324)	(109)
Accounts payable, accrued liabilities and other	(1,745)	(3,582)
Deferred revenue	(3,282)	(169)
Net cash provided by (used in) operating activities	11,198	(5,895)
Investing activities:
Purchases of property and equipment	(1,815)	(1,192)
Purchase of short-term investments	—	(14,967)
Maturity of short-term investments	—	15,000
Net cash used in investing activities	(1,815)	(1,159)
Financing activities:
Cash distributions to stockholders	(13,163)	(12,679)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	90	—
Purchase of common stock for tax withholding on vested equity awards	(1,245)	(1,209)
Net cash used in financing activities	(14,318)	(13,888)
Effect of exchange rate on cash and cash equivalents	47	(204)
Net decrease in cash and cash equivalents	(4,888)	(21,146)
Cash and cash equivalents, beginning of period	35,754	44,583
Cash and cash equivalents, end of period	$30,866	$23,437
Supplemental disclosure:
Income taxes paid	$253	$185

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
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements include our accounts and the accounts of our wholly owned direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). In management's opinion, the unaudited Condensed Consolidated Financial Statements include all adjustments and accruals that are necessary for the presentation of the results of all interim periods reported herein and all such adjustments are of a normal, recurring nature, with the exception of the revision to deferred revenue as discussed in more detail below.
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
Revision of Previously Issued Financial Statements

In connection with the preparation of its financial statements for the quarter ended June 30, 2023, the Company identified certain adjustments to correct an immaterial error related to the understatement of deferred revenue of approximately $1.0 million. These adjustments corrected an overstatement of our software revenue in 2018 stemming from non-recurring activity associated with the implementation of a new financial system in 2017. Based on our quantitative and qualitative analysis, we concluded that the adjustments were not material to any prior annual or interim periods. As such, we have revised the Consolidated Balance Sheets for the year ended December 31, 2022, relevant footnotes, and other financial

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information as applicable, included herein to reflect the reduction in opening retained earnings and a corresponding increase to deferred revenue.
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
For the three and six months ended June 30, 2022, the Company incurred total severance and restructuring costs of $0.5 million and $4.9 million respectively, related to the restructuring program, which are included within the Condensed Consolidated Statement of Operations. These costs are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2022

Severance and personnel related costs	$349	$4,346
Contractual terminations	101	$599
Total severance and restructuring costs	$450	$4,945
A summary of activity for the six months ended June 30, 2023 and 2022, for restructuring-related liabilities associated with the strategic business plan, which is included within accrued compensation and benefits and other current liabilities within the Condensed Consolidated Balance Sheet, is as follows:

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands)

Balance at December 31, 2021	$—
Restructuring and other charges	4,495
Payments	(34)
Non-cash adjustment	(124)
Balance at March 31, 2022	$4,337
Restructuring and other charges	525
Payments	(2,302)
Non-cash adjustment	(188)
Balance at June 30, 2022	$2,372

Balance at December 31, 2022	$2,208
Restructuring and other charges	—
Payments	(2,051)
Non-cash adjustment	(4)
Balance at March 31, 2023	$153
Restructuring and other charges	—
Payments	(148)
Non-cash adjustment	(5)
Balance at June 30, 2023	$—
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022

Revenue:
Paging revenue	$18,271	$18,141	$36,796	$36,454
Product and other revenue	606	559	1,109	1,093
Wireless revenue	$18,877	$18,700	$37,905	$37,547

License	$3,692	$1,962	$5,310	$3,786
Professional services	3,837	3,331	7,076	6,667
Hardware	933	507	1,289	1,096
Operations revenue	8,462	5,800	13,675	11,549
Maintenance	9,124	9,210	18,063	18,439
Software revenue	$17,586	$15,010	$31,738	$29,988
Total revenue	$36,463	$33,710	$69,643	$67,535
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2023, and 2022. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022

United States	$35,649	$32,553	$67,860	$65,325
International	814	1,157	1,783	2,210
Total revenue	$36,463	$33,710	$69,643	$67,535

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the six months ended June 30, 2023, are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Revenue Recognized	June 30, 2023

Deferred Revenue	$27,505	$27,624	$(30,906)	$24,223
During the six months ended June 30, 2023, the Company recognized $18.1 million related to amounts deferred as of December 31, 2022.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the six months ended June 30, 2023 are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Commissions Recognized	June 30, 2023

Prepaid Commissions	$1,745	$2,271	$(2,295)	$1,721
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at June 30, 2023, was $57.0 million. We expect to recognize approximately $40.9 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022

Operating lease cost	$1,171	$1,379	$2,351	$2,861
Short-term lease cost	2,262	2,448	4,539	5,081
Total lease cost	$3,433	$3,827	$6,890	$7,942

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information:

	For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,661	$2,945

The following table presents the weighted average remaining lease term and discount rate:

	June 30,
(Dollars in thousands)	2023	2022

Weighted average remaining lease term - operating leases (in years)	4.70	4.80
Weighted average discount rate - operating leases	4.86%	4.37%
Maturities of lease liabilities as of June 30, 2023, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2023 (remaining six months)	$2,473
2024	4,151
2025	3,158
2026	2,420
2027	1,206
Thereafter	2,505
Total future lease payments	15,913
Imputed interest	(1,700)
Total	$14,213
NOTE 8 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022

Depreciation
Leasehold improvements	$14	$16	$27	$35
Asset retirement costs	64	(175)	130	(350)
Paging and computer equipment	967	800	1,905	1,650
Furniture, fixtures and vehicles	56	60	111	130
Total depreciation	1,101	701	2,173	1,465
Accretion	164	170	328	340
Total depreciation and accretion expense	$1,265	$871	$2,501	$1,805
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.6 million at June 30, 2023, and $1.8 million at December 31, 2022. Accounts receivable, net includes $9.1 million and $5.9 million of unbilled receivables at June 30, 2023, and December 31, 2022, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2023	December 31, 2022

Leasehold improvements	shorter of useful life or lease term	$2,553	$2,497
Asset retirement costs	1-5	3,848	3,848
Paging and computer equipment	1-5	87,432	88,427
Furniture, fixtures and vehicles	3-5	3,174	3,289
Total property and equipment		97,007	98,061
Accumulated depreciation		(89,138)	(89,838)
Total property and equipment, net		$7,869	$8,223
NOTE 9 - GOODWILL
During the three months ended June 30, 2023, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2022	$243	$7,237	$7,480
Accretion	(2)	330	328
Amounts paid	(132)	—	(132)
Reclassifications	112	(112)	—
Balance at June 30, 2023	$221	$7,455	$7,676
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2023, and December 31, 2022.
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
At June 30, 2023, and December 31, 2022, we had no stock options outstanding.
At June 30, 2023, and December 31, 2022, there were 19,962,062 and 19,703,800 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023, and 2022, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2023 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 22, 2023	March 16, 2023	March 30, 2023	$0.3125	$6,549
May 3, 2023	May 25, 2023	June 23, 2023	0.3125	6,538
Total			$0.6250	$13,087
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On July 26, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 17, 2023, and a payment date of September 8, 2023. Cash dividends related to common stock of approximately $6.2 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the six months ended June 30, 2023, we did not repurchase any common stock.

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
The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2023	2022	2023	2022

Numerator:
Net income (loss)	$4,733	$1,924	$7,850	$(5,290)

Denominator:
Basic weighted average common shares outstanding	19,957,786	19,693,659	19,927,782	19,645,680
Diluted weighted average common shares outstanding	20,255,248	19,807,430	20,266,914	19,645,680
Basic net income (loss) per common share	$0.24	$0.10	$0.39	$(0.27)
Diluted net income (loss) per common share	$0.23	$0.10	$0.39	$(0.27)
For the three and six months ended June 30, 2023, and 2022 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Restricted stock units	—	—	—	277,381
Stock-Based Compensation Plans
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan”) that our stockholders subsequently approved on July 28, 2020. At July 28, 2020, a total of 1,699,950 shares of common stock had been reserved for issuance under the Equity Plans, On July 25, 2023, our Board of Directors and our stockholders approved an amendment and restatement of 2020 Equity Plan to increase the number of shares available for issuance by 1,000,000 shares. At July 25, 2023, a total of 1,268,444 shares of common stock had been reserved for issuance under the equity plans.
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
The following table summarizes the activities under the Equity Plans from January 1, 2023, through June 30, 2023:

Activity

Total equity securities available at January 1, 2023	683,052
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(408,775)
Total equity securities available at June 30, 2023	274,277
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the six months ended June 30, 2023:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2023	1,015,749	$10.25
Granted	452,978	8.30
Vested	(373,103)	11.21
Forfeited	(44,203)	10.91
Unvested at June 30, 2023	1,051,421	$9.04
Of the 1,051,421 unvested RSUs, DSUs and restricted stock outstanding at June 30, 2023, 540,058 RSUs include contingent performance requirements for vesting purposes. At June 30, 2023, there was $4.4 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.8 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2023, 12,558 shares of the Company's stock were purchased, as compared to no share purchases during the same period in 2022. The following table summarizes the activities under the ESPP from January 1, 2023, through June 30, 2023:

Activity

Total ESPP equity securities available at January 1, 2023	133,184
ESPP common stock purchased by eligible employees	(12,558)
Total ESPP securities available at June 30, 2023	120,626
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022

Performance-based RSUs	$373	$383	$754	$843
Time-based RSUs, DSUs and restricted stock	535	578	1,077	1,233
ESPP	15	—	28	—
Total stock-based compensation	$923	$961	$1,859	$2,076
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
We had total net deferred income tax assets ("DTAs") of $49.0 million and $52.4 million as of June 30, 2023, and December 31, 2022, respectively. We had a valuation allowance of $2.3 million as of June 30, 2023, and December 31, 2022.
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
NOTE 13 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2023, to the commitments and contingencies previously reported in the 2022 Annual Report.
NOTE 14 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended June 30, 2023 and 2022, we recognized revenues of $0.1 million and $0.2 million, respectively, related to contracts from the entity at which the individual is employed. For the six months ended June 30, 2023 and 2022, we recognized revenues of $0.3 million, related to the contracts from the entity at which the individual is employed.
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
Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023, and 2022:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Revenue:
Wireless revenue	$18,877	$18,700	$177	0.9%	$37,905	$37,547	$358	1.0%
Software revenue	17,586	15,010	2,576	17.2%	31,738	29,988	1,750	5.8%
Total revenue	36,463	33,710	2,753	8.2%	69,643	67,535	2,108	3.1%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,727	6,980	(253)	(3.6)%	13,263	14,784	(1,521)	(10.3)%
Research and development	2,853	2,624	229	8.7%	5,346	9,121	(3,775)	(41.4)%
Technology operations	6,452	6,880	(428)	(6.2)%	13,039	13,893	(854)	(6.1)%
Selling and marketing	4,354	3,874	480	12.4%	8,255	9,189	(934)	(10.2)%
General and administrative	8,489	9,619	(1,130)	(11.7)%	16,189	20,054	(3,865)	(19.3)%
Depreciation and accretion	1,265	871	394	45.2%	2,501	1,805	696	38.6%
Severance and restructuring	108	450	(342)	(76.0)%	118	4,945	(4,827)	(97.6)%
Total operating expenses	30,248	31,298	(1,050)	(3.4)%	58,711	73,791	(15,080)	(20.4)%
Operating income (loss)	6,215	2,412	3,803	157.7%	10,932	(6,256)	17,188	274.7%
Interest income	354	170	184	108.2%	626	237	389	164.1%
Other (expense) income	(138)	25	(163)	(652.0)%	(85)	12	(97)	(808.3)%
Income (loss) before income taxes	6,431	2,607	3,824	146.7%	11,473	(6,007)	17,480	(291.0)%
(Provision for) benefit from income taxes	(1,698)	(683)	(1,015)	148.6%	(3,623)	717	(4,340)	(605.3)%
Net income (loss)	$4,733	$1,924	$2,809	146.0%	$7,850	$(5,290)	$13,140	248.4%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	382	401	(19)	(4.7)%
Active transmitters	3,278	3,374	(96)	(2.8)%

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
The table below details revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Revenue - wireless:
Paging revenue	$18,271	$18,141	$130	0.7%	$36,796	$36,454	$342	0.9%
Product and other revenue	606	559	47	8.4%	1,109	1,093	16	1.5%
Total wireless revenue	18,877	18,700	177	0.9%	37,905	37,547	358	1.0%

Revenue - software:
License	3,692	1,962	1,730	88.2%	5,310	3,786	1,524	40.3%
Professional services	3,837	3,331	506	15.2%	7,076	6,667	409	6.1%
Hardware	933	507	426	84.0%	1,289	1,096	193	17.6%
Operations revenue	8,462	5,800	2,662	45.9%	13,675	11,549	2,126	18.4%
Maintenance revenue	9,124	9,210	(86)	(0.9)%	18,063	18,439	(376)	(2.0)%
Total software revenue	17,586	15,010	2,576	17.2%	31,738	29,988	1,750	5.8%
Total revenue	$36,463	$33,710	$2,753	8.2%	$69,643	$67,535	$2,108	3.1%
Wireless Revenue
The increase in wireless revenue for the three and six months ended June 30, 2023, compared to the same periods in 2022, reflects the nominal increase in the standard rate, as a result of price increases initiated in the latter part of 2022, and general increases in Universal Service Fees ("USF"), offset by the secular decrease in demand for our wireless services. Wireless revenue is generally reflective of the number of units in service and measured monthly as Average Revenue Per User ("ARPU"). On a consolidated basis, ARPU is affected by several factors, including the mix of units in service and the pricing of the various components of our services. The number of units in service changes based on subscribers added, referred to as gross placements, less subscriber cancellations, or disconnects.

ARPU was $7.53 and $7.23 for the three months ended June 30, 2023 and 2022, respectively. Total units in service were 0.8 million as of both June 30, 2023, and 2022. The increase in ARPU was primarily driven by nominal increases in the standard rate, as a result of price increases initiated in late third quarter of 2022 as well as increases in USF, which are effectively pass-through items that have corresponding costs associated with them. Excluding the pass-through items, ARPU increased by $0.16 as compared to the second quarter of 2022, primarily driven by price increases initiated in the latter part of 2022, as part of our effort to offset rising costs and maximize cash generation.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended June 30,			Change Due To:
(in thousands)	2023	2022	Change	ARPU	Units

Paging revenue	$18,271	$18,141	$130	$736	$(606)

	For the Six Months Ended June 30,			Change Due To:
(in thousands)	2023	2022	Change	ARPU	Units

Paging revenue	$36,796	$36,454	$342	$1,634	$(1,292)
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
Operations Revenue
Software operations revenue increased during the three and six months ended June 30, 2023, when compared to the same periods in 2022. This increase in revenue was primarily due to license, professional services and equipment revenue. License and equipment revenue increases were driven by higher bookings as compared to the same periods in 2022. Professional services revenue increased primarily as a result of improvements in resource utilization, despite having fewer billable resources.

Maintenance Revenue
Compared to the same periods in 2022, maintenance revenue decreased for the three and six months ended June 30, 2023. Current trends in revenue churn rates remain relatively stable and are in line with historical trends. However, the deterioration of maintenance revenue from new license bookings has created an environment where churn is greater than the inflow of new revenue.
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

The following is a review of our operating expense categories for the three and six months ended June 30, 2023, and 2022. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$3,862	$4,422	$(560)	(12.7)%	$7,842	$9,532	$(1,690)	(17.7)%
Cost of sales	1,541	1,462	79	5.4%	2,746	3,019	(273)	(9.0)%
Recoverable taxes and fees	905	677	228	33.7%	1,876	1,389	487	35.1%
Stock-based compensation	57	96	(39)	(40.6)%	133	205	(72)	(35.1)%
Other	362	323	39	12.1%	666	639	27	4.2%
Total cost of revenue	$6,727	$6,980	$(253)	(3.6)%	$13,263	$14,784	$(1,521)	(10.3)%

FTE Employees	132	148	(16)	(10.8)%
For the three and six months ended June 30, 2023, cost of revenue decreased compared to the same periods in 2022, primarily driven by decreases in payroll and partially offset by an increase in recoverable taxes and fees.
The decrease in payroll and related expenses is attributable to the restructuring activities and the related elimination of positions. Recoverable taxes and fees increased due to the rate change for USF fees, as established by the Federal Communications Commission on a quarterly basis. These fees are passed through to our wireless customer base and have a corresponding revenue impact.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$1,586	$1,741	$(155)	(8.9)%	$3,127	$6,046	$(2,919)	(48.3)%
Outside services	1,180	735	445	60.5%	2,026	2,634	(608)	(23.1)%
Stock-based compensation	30	32	(2)	(6.3)%	57	162	(105)	(64.8)%
Other	57	116	(59)	(50.9)%	136	279	(143)	(51.3)%
Total research and development	$2,853	$2,624	$229	8.7%	$5,346	$9,121	$(3,775)	(41.4)%

FTE Employees	40	35	5	14.3%
For the three months ended June 30, 2023, research and development expenses increased compared to the same periods in 2022, primarily driven by an increase in outside services related to the targeted specific enhancements of our software solutions. For the six months ended June 30, 2023, research and development expenses decreased compared to the same periods in 2022, driven by the decision to discontinue Spok Go in February 2022 and the resulting elimination of positions and associated outside services.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$2,247	$2,389	$(142)	(5.9)%	$4,586	$4,898	$(312)	(6.4)%
Site rent	2,856	3,003	(147)	(4.9)%	5,737	6,070	(333)	(5.5)%
Telecommunications	708	741	(33)	(4.5)%	1,415	1,512	(97)	(6.4)%
Stock-based compensation	40	54	(14)	(25.9)%	95	109	(14)	(12.8)%
Other	601	693	(92)	(13.3)%	1,206	1,304	(98)	(7.5)%
Technology Operations	$6,452	$6,880	$(428)	(6.2)%	$13,039	$13,893	$(854)	(6.1)%

FTE Employees	71	78	(7)	(9.0)%
For the three and six months ended June 30, 2023, technology operations expenses decreased compared to the same periods in 2022, primarily due to a reduction in payroll and related expenses attributable to the restructuring activities and the related elimination of positions. In addition, as a result of our network rationalization efforts, site rent and telecommunications costs decreased in response to a 2.8% decline in active transmitters from June 30, 2022, to June 30, 2023. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$2,470	$2,382	$88	3.7%	$4,919	$5,850	$(931)	(15.9)%
Commissions	1,496	1,047	449	42.9%	2,295	2,071	224	10.8%
Stock-based compensation	92	93	(1)	(1.1)%	186	172	14	8.1%
Advertising and events	271	293	(22)	(7.5)%	502	861	(359)	(41.7)%
Other	25	59	(34)	(57.6)%	353	235	118	50.2%
Total selling and marketing	$4,354	$3,874	$480	12.4%	$8,255	$9,189	$(934)	(10.2)%

FTE Employees	68	63	5	7.9%
For the three months ended June 30, 2023 selling and marketing expenses increased compared to the same period in 2022, driven primarily by increases in commissions related to greater revenue. For the six months ended June 30, 2022, selling and marketing expenses decreased compared to the same period in 2022, driven primarily by decreases in payroll and related expenses and advertising and events, partially offset by an increase in commissions related to greater revenue.
Payroll and related expenses declined for the six months ended June 30, 2023, largely due to restructuring activities and the related elimination of positions announced in February 2022.
The decrease in advertising and events expenses for the six months ended June 30, 2023, largely reflects changes in timing of trade show participation as compared to the same period in 2022. Nationwide travel and in-person participation in larger marketing events has increased but continues to remain below pre-pandemic levels.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$3,555	$3,657	$(102)	(2.8)%	$6,821	$7,708	$(887)	(11.5)%
Stock-based compensation	704	686	18	2.6%	1,388	1,428	(40)	(2.8)%
Facility rent, office and technology costs	1,910	2,321	(411)	(17.7)%	3,758	5,001	(1,243)	(24.9)%
Outside services	1,143	1,770	(627)	(35.4)%	2,146	3,670	(1,524)	(41.5)%
Taxes, licenses and permits	277	254	23	9.1%	539	519	20	3.9%
Bad debt	31	170	(139)	(81.8)%	(104)	156	(260)	(166.7)%
Other	869	761	108	14.2%	1,641	1,572	69	4.4%
Total general and administrative	$8,489	$9,619	$(1,130)	(11.7)%	$16,189	$20,054	$(3,865)	(19.3)%

FTE Employees	71	77	(6)	(7.8)%
For the three and six months ended June 30, 2023, general and administrative expenses decreased compared to the same period in 2022, driven primarily by decreases in outside services, facility rent, office and technology costs and payroll and related expenses.
Outside services decreased as a result of lower legal and other professional services for the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2023 the decrease in facility rent, office and technology costs was primarily due to a reduction in office space.

Depreciation, Amortization and Accretion
For the three months ended June 30, 2023, and 2022, depreciation, amortization and accretion expenses were $1.3 million and $0.9 million, respectively. For the six months ended June 30, 2023, and 2022, depreciation, amortization and accretion expenses were $2.5 million and $1.8 million, respectively. These expenses increased for the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to increases in asset retirement cost and pager depreciation.
Severance and Restructuring
For the three and six months ended June 30, 2022, we incurred severance and restructuring expenses of $0.5 million and $4.9 million related to the restructuring program announced in February 2022. No severance and restructuring expenses related to the February 2022 restructuring plan were incurred for the three and six months ended June 30, 2023 as the restructuring program culminated in the fourth quarter of 2022.
Income Taxes
Provision for income taxes was $1.7 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. (Provision for) benefit from income taxes was $(3.6) million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. (Provision for) benefit from income taxes changed for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily due to the generation of pre-tax book income as compared to a pre-tax book loss, along with the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 12, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2023, we held cash and cash equivalents of $30.9 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. These funds invest in U.S. Treasury securities and are therefore classified as held-to-maturity and are reported at amortized cost in our Condensed Consolidated Balance Sheets. The Company maintains a majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
In July 2023, we made a one-time payment to eligible employees of $3.2 million related to the balance of previously accrued paid time off (included in accrued compensation and benefits within the Condensed Consolidated Balance Sheet). In continuation of the Company's strategic business efforts, which place an emphasis on cash flow generation, we implemented a flexible time off policy in 2023. This policy replaced the historical paid time off policy which provided for the accrual of unused paid time off and led to cash expenditures for remaining balances at the time of employee departures. On average, we estimate this change will save approximately $0.4 million to $0.6 million in cost on an annual basis. Additionally, this policy change provides employees and the Company with greater flexibility in managing its operations and has been received in a positive light by the employee base since its inception earlier this year.
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

Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2023, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022

Net cash provided by (used in) operating activities	$11,198	$(5,895)	$17,093
Net cash used in investing activities	(1,815)	(1,159)	(656)
Net cash used in financing activities	(14,318)	(13,888)	(430)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the six months ended June 30, 2023, net cash provided by operating activities was $11.2 million primarily due to the net income of $7.9 million, changes in accounts receivable of $1.2 million depreciation, amortization and accretion of $2.5 million, changes in deferred income tax expense of $3.6 million and stock-based compensation of $1.9 million. This was partially offset by changes in accounts payable, accrued liabilities and other of $1.7 million and deferred revenue of $3.3 million.
For the six months ended June 30, 2022, net cash used in operating activities was $5.9 million primarily due to a net loss of $5.3 million, changes in accounts payable, accrued liabilities and other of $3.6 million, accounts receivable of $0.6 million, deferred revenue of $0.2 million and prepaid expenses and other assets of $0.4 million, and a deferred income tax benefit of $0.5 million. This was partially offset by changes in stock-based compensation of $2.1 million, depreciation, amortization and accretion of $1.8 million, and provision for credit losses, service credits and other of $0.9 million.
Investing Activities
For the six months ended June 30, 2023 and 2022, net cash used in investing activities was $1.8 million and $1.2 million, respectively. Net cash used in investing activities reflects purchases of property and equipment, as well as, for the six months ended June 30, 2022, the purchase and maturity of short-term investments.
Financing Activities
For the six months ended June 30, 2023, and 2022, net cash used in financing activities was $14.3 million and $13.9 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On July 26, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 17, 2023, and a payment date of September 8, 2023. This cash dividend of approximately $6.2 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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
The following table provides the Company's significant commitments and contractual obligations as of June 30, 2023:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or Less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$16,452	$2,809	$7,512	$3,626	$2,505
Unconditional purchase obligations	3,510	2,395	1,113	2	—
Total contractual obligations	$19,962	$5,204	$8,625	$3,628	$2,505
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2023, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A – Risk Factors” of Part I of the 2022 Annual Report have not materially changed during the six months ended June 30, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2023.

ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
2023 Annual Meeting Results
On July 25, 2023, the Company held its 2023 Annual Meeting of Stockholders (the “Annual Meeting”). There were 19,949,504 shares of common stock eligible to vote, of which 15,828,858 shares were represented in person (virtually) or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect six directors, to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2023, and to approve, on an advisory basis, the compensation of the Company’s named executive officers (“NEOs”) to hold an non-binding advisory vote on the frequency of future advisory votes to approve NEO compensation and to approve the amendment and restatement of the Company's 2020 Equity Incentive Award Plan.
As reported in the tables below, six directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed, Grant Thornton LLP was ratified as the Company's independent registered public accounting firm for the year ending December 31, 2023, and the compensation of the Company's NEOs was approved, on a non-binding advisory basis, "1 year" was selected as the recommended frequency of future advisory votes to approve NEO compensation, and the amendment and restatement of the Company's 2020 Equity Incentive Award Plan was approved.
Based on the results of the frequency vote, and consistent with the previously approved recommendation of the Company's Board of Directors, the Company has determined to hold an advisory vote to approve executive compensation every year until the next advisory vote on frequency.
The voting results for the items acted upon at the Annual Meeting were as follows:

	Vote For	Vote Against	Abstentions	Broker Non-Votes

Election of Directors
Bobbie Byrne	9,539,188	1,258,784	15,868	5,015,018
Christine M. Cournoyer	9,114,142	1,658,466	41,232	5,015,018
Randy Hyun	9,620,680	1,155,768	37,392	5,015,018
Vincent D. Kelly	9,636,564	1,159,456	17,820	5,015,018
Brett Shockley	9,519,453	1,276,609	17,778	5,015,018
Todd Stein	9,609,819	1,187,842	16,179	5,015,018

Ratification of the Appointment of Grant Thornton LLP	15,535,856	243,981	49,021	—

Advisory Vote to Approve NEO Compensation	10,161,007	552,647	100,186	5,015,018

Approval of the Amendment and Restatement of the Company's 2020 Equity Incentive Award Plan	9,910,983	764,750	138,107	5,015,018

	Votes for Every Year	Votes for 2 Years	Votes for 3 Years	Abstentions	Broker Non-Votes
Advisory Vote on the Frequency of Future Advisory Votes to Approve NEO Compensation	9,717,114	89,051	977,704	29,971	5,015,018

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1†	Spok Holdings, Inc. Amended and Restated 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	04/28/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101					Filed

*	The financial information contained in these XBRL documents is unaudited.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: July 27, 2023	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)