Form 10-Q
period 2023-09-30
Spok Holdings, Inc
filed 2023-10-26
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
19,981,238 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of October 20, 2023.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$27,301	$35,754
Accounts receivable, net	25,141	26,861
Prepaid expenses	7,428	6,849
Other current assets	1,293	587
Total current assets	61,163	70,051
Non-current assets:
Property and equipment, net	7,376	8,223
Operating lease right-of-use assets	11,661	13,876
Goodwill	99,175	99,175
Deferred income tax assets, net	46,982	52,398
Other non-current assets	570	754
Total non-current assets	165,764	174,426
Total assets	$226,927	$244,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,445	$5,880
Accrued compensation and benefits	5,367	11,628
Deferred revenue	25,238	27,255
Operating lease liabilities	4,774	5,096
Other current liabilities	5,359	4,573
Total current liabilities	45,183	54,432
Non-current liabilities:
Asset retirement obligations	7,543	7,237
Operating lease liabilities	7,468	10,604
Other non-current liabilities	1,228	1,107
Total non-current liabilities	16,239	18,948
Total liabilities	61,422	73,380
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	101,496	99,908
Accumulated other comprehensive loss	(1,780)	(1,909)
Retained earnings	65,787	73,096
Total stockholders’ equity	165,505	171,097
Total liabilities and stockholders' equity	$226,927	$244,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands except share and per share amounts)	2023	2022	2023	2022

Revenue:
Wireless revenue	$18,972	$19,054	$56,877	$56,601
Software revenue	16,456	14,690	48,195	44,678
Total revenue	35,428	33,744	105,072	101,279
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,622	6,624	19,885	21,408
Research and development	2,561	2,223	7,907	11,344
Technology operations	6,405	6,719	19,444	20,612
Selling and marketing	4,067	3,440	12,322	12,629
General and administrative	8,216	8,868	24,405	28,922
Depreciation and accretion	1,267	828	3,768	2,633
Severance and restructuring	77	1,503	195	6,448
Total operating expenses	29,215	30,205	87,926	103,996
Operating income (loss)	6,213	3,539	17,146	(2,717)
Interest income	240	129	866	366
Other income (expense)	41	98	(45)	110
Income (loss) before income taxes	6,494	3,766	17,967	(2,241)
Provision for income taxes	(2,043)	(846)	(5,666)	(129)
Net income (loss)	$4,451	$2,920	$12,301	$(2,370)
Basic net income (loss) per common share	$0.22	$0.15	$0.62	$(0.12)
Diluted net income (loss) per common share	$0.22	$0.15	$0.61	$(0.12)
Basic weighted average common shares outstanding	19,970,936	19,693,659	19,942,325	19,661,849
Diluted weighted average common shares outstanding	20,304,092	19,901,267	20,308,973	19,661,849
Cash dividends declared per common share	$0.3125	$0.3125	$0.9375	$0.9375

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited and in thousands)	2023	2022	2023	2022

Net income (loss)	$4,451	$2,920	$12,301	$(2,370)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	82	(268)	129	(472)
Other comprehensive income (loss)	82	(268)	129	(472)
Comprehensive income (loss)	$4,533	$2,652	$12,430	$(2,842)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2022	19,481,429	$2	$95,703	$77,005	$172,710
Net loss	—	—	—	(7,214)	(7,214)
Issuance of common stock for vested restricted stock units under the equity plans	346,604	—	—	—	—
Purchase of common stock for tax withholding and other	(134,354)	—	(1,209)	—	(1,209)
Amortization of stock-based compensation	—	—	1,115	—	1,115
Cash dividends declared	—	—	—	(6,513)	(6,513)
Cumulative translation adjustment	—	—	25	—	25
Balance, March 31, 2022	19,693,679	$2	$95,634	$63,278	$158,914
Net income	—	—	—	1,924	1,924
Purchase of common stock for tax withholding	(22)	—	—	—	—
Amortization of stock-based compensation	—	—	961	—	961
Cash dividends declared	—	—	—	(6,357)	(6,357)
Cumulative translation adjustment	—	—	(229)	—	(229)
Balance, June 30, 2022	19,693,657	$2	$96,366	$58,845	$155,213
Net income	—	—	—	2,920	2,920
Amortization of stock-based compensation	—	—	877	—	877
Cash dividends declared	—	—	—	(6,461)	(6,461)
Cumulative translation adjustment	—	—	(268)	—	(268)
Balance, September 30, 2022	19,693,657	$2	$96,975	$55,304	$152,281

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2023	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	3,117	3,117
Issuance of common stock for vested restricted stock units under the equity plans	382,568	—	—	—	—
Purchase of common stock for tax withholding and other	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	936	—	936
Cash dividends declared	—	—	—	(6,549)	(6,549)
Cumulative translation adjustment	—	—	12	—	12
Balance, March 31, 2023	19,941,852	$2	$97,702	$69,664	$167,368
Net income	—	—	—	4,733	4,733
Amortization of stock-based compensation	—	—	923	—	923
Cash dividends declared	—	—	—	(6,538)	(6,538)
Issuance of restricted stock under the 2020 Equity Plan and other	20,210	—	90	—	90
Cumulative translation adjustment	—	—	35	—	35
Balance, June 30, 2023	19,962,062	$2	$98,750	$67,859	$166,611
Net income	—	—	—	4,451	4,451
Amortization of stock-based compensation	—	—	884	—	884
Cash dividends declared	—	—	—	(6,523)	(6,523)
Issuance of restricted stock under the 2020 Equity Plan and other	10,416	—	—	—	—
Cumulative translation adjustment	—	—	82	—	82
Balance, September 30, 2023	19,972,478	$2	$99,716	$65,787	$165,505

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
(Unaudited and in thousands)	2023	2022

Operating activities:
Net income (loss)	$12,301	$(2,370)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and accretion	3,768	2,633
Deferred income tax expense	5,605	157
Stock-based compensation	2,743	2,953
Provisions for credit losses, service credits and other	415	1,244
Changes in assets and liabilities:
Accounts receivable	1,305	(1,276)
Prepaid expenses and other assets	(1,102)	(984)
Net operating lease liabilities	(1,243)	500
Accounts payable, accrued liabilities and other	(7,396)	(3,068)
Deferred revenue	(2,000)	63
Net cash provided by (used in) operating activities	14,396	(148)
Investing activities:
Purchases of property and equipment	(2,419)	(1,773)
Purchase of short-term investments	—	(14,967)
Maturity of short-term investments	—	30,000
Net cash (used in) provided by investing activities	(2,419)	13,260
Financing activities:
Cash distributions to stockholders	(19,404)	(18,849)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	90	—
Purchase of common stock for tax withholding on vested equity awards	(1,245)	(1,209)
Net cash used in financing activities	(20,559)	(20,058)
Effect of exchange rate on cash and cash equivalents	129	(472)
Net decrease in cash and cash equivalents	(8,453)	(7,418)
Cash and cash equivalents, beginning of period	35,754	44,583
Cash and cash equivalents, end of period	$27,301	$37,165
Supplemental disclosure:
Income taxes paid	$236	$212

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
Amounts shown in the Condensed Consolidated Statements of Operations within the operating expense categories of cost of revenue; research and development; technology operations; selling and marketing; and general and administrative are recorded exclusive of depreciation and accretion. These items are shown separately to the extent that they are considered material for the periods presented.
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
Revision of Previously Issued Financial Statements

In connection with the preparation of its financial statements for the quarter ended June 30, 2023, the Company identified certain adjustments to correct an immaterial error related to the understatement of deferred revenue of approximately $1.0 million. These adjustments corrected an overstatement of our software revenue in 2018 stemming from non-recurring activity associated with the implementation of a new financial system in 2017. Based on our quantitative and qualitative analysis, we concluded that the adjustments were not material to any prior annual or interim periods. As such, we have revised the Condensed Consolidated Balance Sheets for the year ended December 31, 2022, relevant footnotes, and

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other financial information as applicable, included herein to reflect the reduction in opening retained earnings and a corresponding increase to deferred revenue.
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
For the three and nine months ended September 30, 2022, the Company incurred total severance and restructuring costs of $1.5 million and $6.4 million respectively, related to the restructuring program, which are included within the Condensed Consolidated Statements of Operations. These costs are as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2022

Severance and personnel related costs	$791	$5,137
Contractual terminations	712	$1311
Total severance and restructuring costs	$1,503	$6,448
As of June 30, 2023, there were no outstanding restructuring-related liabilities. A summary of activity for the six months ended June 30, 2023 and the nine months ended September 30, 2022, for restructuring-related liabilities associated with the strategic business plan, which is included within accrued compensation and benefits and other current liabilities within the Condensed Consolidated Balance Sheet, is as follows:

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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022

Revenue:
Paging revenue	$18,119	$18,419	$54,915	$54,873
Product and other revenue	853	635	1,962	1,728
Wireless revenue	$18,972	$19,054	$56,877	$56,601

License	$2,413	$2,147	$7,723	$5,933
Professional services	3,833	2,835	10,909	9,502
Hardware	798	530	2,088	1,626
Operations revenue	7,044	5,512	20,720	17,061
Maintenance	9,412	9,178	27,475	27,617
Software revenue	$16,456	$14,690	$48,195	$44,678
Total revenue	$35,428	$33,744	$105,072	$101,279
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2023, and 2022. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022

United States	$34,662	$32,827	$102,523	$98,152
International	766	917	2,549	3,127
Total revenue	$35,428	$33,744	$105,072	$101,279

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the nine months ended September 30, 2023, are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Revenue Recognized	September 30, 2023

Deferred Revenue	$27,505	$44,910	$(46,910)	$25,505
During the nine months ended September 30, 2023, the Company recognized $21.3 million related to amounts deferred as of December 31, 2022.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the nine months ended September 30, 2023 are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Commissions Recognized	September 30, 2023

Prepaid Commissions	$1,745	$4,102	$(3,429)	$2,418
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at September 30, 2023, was $58.7 million. We expect to recognize approximately $41.6 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
In September 2023, we exercised an early termination option for the lease of our corporate headquarters in Alexandria, Virginia. Upon exercising the option, the lease term was reduced by two years, with a revised end date of September 30, 2024. As a result of the early termination, the Company paid a one-time termination fee of $0.7 million, reflected in our cash balances as of September 30, 2023. A reduction of $1.3 million was made to right-of-use of assets and a corresponding reduction of $2.0 million was made to non-current operating lease liabilities. For additional details, please refer to our discussion on this topic under "Liquidity and Capital Resources" within the Management's Discussion and Analysis of Financial Condition and Results of Operations.
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022

Operating lease cost	$1,143	$1,965	$3,494	$4,828
Short-term lease cost	2,298	2,490	6,837	7,569
Total lease cost	$3,441	$4,455	$10,331	$12,397

The following table presents supplemental cash flow information:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$3,993	$4,340

The following table presents the weighted average remaining lease term and discount rate:

	September 30,
(Dollars in thousands)	2023	2022

Weighted average remaining lease term - operating leases (in years)	4.60	5.00
Weighted average discount rate - operating leases	4.98%	4.36%
Maturities of lease liabilities as of September 30, 2023, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2023 (remaining three months)	$1,265
2024	4,214
2025	2,420
2026	1,906
2027	1,456
Thereafter	2,618
Total future lease payments	13,879
Imputed interest	(1,637)
Total	$12,242

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 - CONSOLIDATED FINANCIAL STATEMENT COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022

Depreciation
Leasehold improvements	$24	$16	$51	$51
Asset retirement costs	66	(176)	196	(526)
Paging and computer equipment	959	763	2,864	2,413
Furniture, fixtures and vehicles	54	55	165	185
Total depreciation	1,103	658	3,276	2,123
Accretion	164	170	492	510
Total depreciation and accretion expense	$1,267	$828	$3,768	$2,633
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.2 million at September 30, 2023, and $1.8 million at December 31, 2022. Accounts receivable, net includes $6.0 million and $5.9 million of unbilled receivables at September 30, 2023, and December 31, 2022, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	September 30, 2023	December 31, 2022

Leasehold improvements	shorter of useful life or lease term	$2,584	$2,497
Asset retirement costs	1-5	3,848	3,848
Paging and computer equipment	1-5	86,973	88,427
Furniture, fixtures and vehicles	3-5	3,109	3,289
Total property and equipment		96,514	98,061
Accumulated depreciation		(89,138)	(89,838)
Total property and equipment, net		$7,376	$8,223
NOTE 9 - GOODWILL
During the three months ended September 30, 2023, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance at December 31, 2022	$243	$7,237	$7,480
Accretion	(3)	495	492
Amounts paid	(172)	—	(172)
Reclassifications	189	(189)	—
Balance at September 30, 2023	$257	$7,543	$7,800
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2023, and December 31, 2022.
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
At September 30, 2023, and December 31, 2022, we had no stock options outstanding.
At September 30, 2023, and December 31, 2022, there were 19,972,478 and 19,703,800 shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, and 2022, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2023 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 22, 2023	March 16, 2023	March 30, 2023	$0.3125	$6,549
May 3, 2023	May 25, 2023	June 23, 2023	0.3125	6,538
July 26, 2023	August 17, 2023	September 8, 2023	0.3125	6,523
Total			$0.9375	$19,610
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On October 25, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 16, 2023, and a payment date of December 8, 2023. Cash dividends related to common stock of approximately $6.2 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the nine months ended September 30, 2023, we did not repurchase any common stock.

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
The components of basic and diluted net income (loss) per common share were as follows for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except for share and per share amounts)	2023	2022	2023	2022

Numerator:
Net income (loss)	$4,451	$2,920	$12,301	$(2,370)

Denominator:
Basic weighted average common shares outstanding	19,970,936	19,693,659	19,942,325	19,661,849
Diluted weighted average common shares outstanding	20,304,092	19,901,267	20,308,973	19,661,849
Basic net income (loss) per common share	$0.22	$0.15	$0.62	$(0.12)
Diluted net income (loss) per common share	$0.22	$0.15	$0.61	$(0.12)
For the three and nine months ended September 30, 2023, and 2022 the following securities were excluded from the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Restricted stock units	—	—	—	290,800
Stock-Based Compensation Plans
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan”) that our stockholders subsequently approved on July 28, 2020. At July 28, 2020, a total of 1,699,950 shares of common stock had been reserved for issuance under the Equity Plans.
On April 10, 2023, our Board of Directors adopted an amendment and restatement of the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan”) to increase the number of shares available for issuance by 1,000,000 shares that our stockholders subsequently approved on July 25, 2023. At July 25, 2023, a total of 1,268,444 shares of common stock had been reserved for issuance under the Equity Plans.
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
The following table summarizes the activities under the Equity Plans from January 1, 2023, through September 30, 2023:

Activity

Total equity securities available at January 1, 2023	683,052
Additional shares available for issuance under the amended and restated 2020 Equity Plan	1,000,000
RSU, DSU, and restricted stock awarded to eligible employees, net of forfeitures	(398,588)
Total equity securities available at September 30, 2023	1,284,464
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plans for the nine months ended September 30, 2023:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2023	1,015,749	$10.25
Granted	462,512	8.35
Vested	(377,686)	11.18
Forfeited	(63,924)	10.28
Unvested at September 30, 2023	1,036,651	$9.06
Of the 1,036,651 unvested RSUs, DSUs and restricted stock outstanding at September 30, 2023, 533,494 RSUs include contingent performance requirements for vesting purposes. At September 30, 2023, there was $3.5 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the nine months ended September 30, 2023, 12,558 shares of the Company's stock were purchased, as compared to no share purchases during the same period in 2022. The following table summarizes the activities under the ESPP from January 1, 2023, through September 30, 2023:

Activity

Total ESPP equity securities available at January 1, 2023	133,184
ESPP common stock purchased by eligible employees	(12,558)
Total ESPP securities available at September 30, 2023	120,626
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022

Performance-based RSUs	$332	$362	$1,087	$1,205
Time-based RSUs, DSUs and restricted stock	536	515	1,613	1,748
ESPP	16	—	43	—
Total stock-based compensation	$884	$877	$2,743	$2,953
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
We had total net deferred income tax assets ("DTAs") of $47.0 million and $52.4 million as of September 30, 2023, and December 31, 2022, respectively. We had a valuation allowance of $2.3 million as of both September 30, 2023, and December 31, 2022.
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
NOTE 13 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the nine months ended September 30, 2023, to the commitments and contingencies previously reported in the 2022 Annual Report.
NOTE 14 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For both the three months ended September 30, 2023 and 2022, we recognized revenues of $0.1 million, related to contracts from the entity at which the individual is employed. For the nine months ended September 30, 2023 and 2022, we recognized revenues of $0.4 million and $0.5 million, respectively, related to the contracts from the entity at which the individual is employed.
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
Further details can be found in Note 5 "Restructuring" in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023, and 2022:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Revenue:
Wireless revenue	$18,972	$19,054	$(82)	(0.4)%	$56,877	$56,601	$276	0.5%
Software revenue	16,456	14,690	1,766	12.0%	48,195	44,678	3,517	7.9%
Total revenue	35,428	33,744	1,684	5.0%	105,072	101,279	3,793	3.7%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	6,622	6,624	(2)	—%	19,885	21,408	(1,523)	(7.1)%
Research and development	2,561	2,223	338	15.2%	7,907	11,344	(3,437)	(30.3)%
Technology operations	6,405	6,719	(314)	(4.7)%	19,444	20,612	(1,168)	(5.7)%
Selling and marketing	4,067	3,440	627	18.2%	12,322	12,629	(307)	(2.4)%
General and administrative	8,216	8,868	(652)	(7.4)%	24,405	28,922	(4,517)	(15.6)%
Depreciation and accretion	1,267	828	439	53.0%	3,768	2,633	1,135	43.1%
Severance and restructuring	77	1,503	(1,426)	(94.9)%	195	6,448	(6,253)	(97.0)%
Total operating expenses	29,215	30,205	(990)	(3.3)%	87,926	103,996	(16,070)	(15.5)%
Operating income (loss)	6,213	3,539	2,674	75.6%	17,146	(2,717)	19,863	731.1%
Interest income	240	129	111	86.0%	866	366	500	136.6%
Other income (expense)	41	98	(57)	(58.2)%	(45)	110	(155)	(140.9)%
Income (loss) before income taxes	6,494	3,766	2,728	72.4%	17,967	(2,241)	20,208	(901.7)%
Provision for income taxes	(2,043)	(846)	(1,197)	141.5%	(5,666)	(129)	(5,537)	4,292.2%
Net income (loss)	$4,451	$2,920	$1,531	52.4%	$12,301	$(2,370)	$14,671	619.0%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	381	390	(9)	(2.3)%
Active transmitters	3,245	3,353	(108)	(3.2)%

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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval), equipment, maintenance plans and/or equipment loss protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Condensed Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment (to be used in conjunction with the software), and post-contract support (ongoing maintenance), is presented as software revenue in our Condensed Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 6, "Revenue, Deferred Revenue and Prepaid Commissions" in the Notes to Condensed Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details revenue for the periods stated:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Revenue - wireless:
Paging revenue	$18,119	$18,419	$(300)	(1.6)%	$54,915	$54,873	$42	0.1%
Product and other revenue	853	635	218	34.3%	1,962	1,728	234	13.5%
Total wireless revenue	18,972	19,054	(82)	(0.4)%	56,877	56,601	276	0.5%

Revenue - software:
License	2,413	2,147	266	12.4%	7,723	5,933	1,790	30.2%
Professional services	3,833	2,835	998	35.2%	10,909	9,502	1,407	14.8%
Hardware	798	530	268	50.6%	2,088	1,626	462	28.4%
Operations revenue	7,044	5,512	1,532	27.8%	20,720	17,061	3,659	21.4%
Maintenance revenue	9,412	9,178	234	2.5%	27,475	27,617	(142)	(0.5)%
Total software revenue	16,456	14,690	1,766	12.0%	48,195	44,678	3,517	7.9%
Total revenue	$35,428	$33,744	$1,684	5.0%	$105,072	$101,279	$3,793	3.7%
Wireless Revenue
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
The decrease in wireless revenue for the three months ended September 30, 2023, compared to the same period in 2022, reflects the secular decrease in our wireless units in service, from 824 thousand as of September 30, 2022 to 785 thousand as of September 30, 2023. This was partially offset by an increase in the standard rate within ARPU, as a result of price increases initiated in September of 2023. ARPU was $7.59 for the three months ended September 30, 2023, as compared to $7.40 for the same periods in 2022.

The increase in wireless revenue for the nine months ended September 30, 2023, compared to the same period in 2022, continues to reflect increases in ARPU as a result of price increases initiated in the latter part of 2022, as well as the price changes initiated in September of 2023, and general increases in Universal Service Fees ("USF"). ARPU was $7.62 for the nine months ended September 30, 2023, as compared to $7.30 for the same period in 2022. Excluding pass-through items, ARPU increased by $0.23, as compared to the same period in 2022, as a result of the price increases. These were partially offset by the secular decrease in demand for our wireless units in service, as noted above.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended September 30,			Change Due To:
(in thousands)	2023	2022	Change	ARPU	Units

Paging revenue	$18,119	$18,419	$(300)	$453	$(754)

	For the Nine Months Ended September 30,			Change Due To:
(in thousands)	2023	2022	Change	ARPU	Units

Paging revenue	$54,915	$54,873	$42	$2,336	$(2,295)
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
Operations Revenue
Software operations revenue increased during the three and nine months ended September 30, 2023, when compared to the same periods in 2022. This increase in revenue was primarily due to license, professional services and equipment revenue. License and equipment revenue increases were driven by higher operations bookings as compared to the same periods in 2022. Professional services revenue increased primarily as a result of improvements in resource utilization.

Maintenance Revenue
For the three months ended September 30, 2023, maintenance revenue increased compared to the same period in 2022, as a result of certain one-time revenue benefits during the three months ended September 30, 2023 that were not incurred in the year prior, as well as in addition to improvement in gross churn.
For the nine months ended September 30, 2023, compared to the same period in 2022, maintenance revenue continues to decline at a slower pace than seen over the last several years. While the deterioration of maintenance revenue from new license bookings continues to create an environment where churn is greater than the inflow of new revenue, our gross churn rates are improving.
While we have seen some improvement in our normal customer churn, our ability to replace this churn with new revenues will not likely replicate what we have accomplished historically nor do we expect to fully offset this with annual increases of our existing base. Given these dynamics, we believe annual maintenance revenue is likely to continue decreasing, albeit at a slowing pace, until such time that we are able to enhance our existing software solutions, which would provide an avenue to sell additional licenses generating new maintenance revenue, as well as reduce levels of gross churn.

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

The following is a review of our operating expense categories for the three and nine months ended September 30, 2023, and 2022. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$3,973	$3,817	$156	4.1%	$11,815	$13,349	$(1,534)	(11.5)%
Cost of sales	1,381	1,429	(48)	(3.4)%	4,127	4,448	(321)	(7.2)%
Recoverable taxes and fees	904	929	(25)	(2.7)%	2,780	2,318	462	19.9%
Stock-based compensation	46	64	(18)	(28.1)%	179	269	(90)	(33.5)%
Other	318	385	(67)	(17.4)%	984	1,024	(40)	(3.9)%
Total cost of revenue	$6,622	$6,624	$(2)	—%	$19,885	$21,408	$(1,523)	(7.1)%

FTE Employees	135	143	(8)	(5.6)%
For the nine months ended September 30, 2023, cost of revenue decreased compared to the same period in 2022, primarily driven by decreases in payroll and related, cost of sales, and partially offset by an increase in recoverable taxes and fees.
The decrease in payroll and related expenses is attributable to the restructuring activities and the related elimination of positions. Cost of sales expenses decreased primarily due to a reduction in third-party professional services utilized to augment company resources when short-term capacity constraints exist. Recoverable taxes and fees increased due to the rate change for USF fees, as established by the Federal Communications Commission on a quarterly basis. These fees are passed through to our wireless customer base and have a corresponding revenue impact.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$1,571	$1,193	$378	31.7%	$4,698	$7,239	$(2,541)	(35.1)%
Outside services	985	907	78	8.6%	3,011	3,541	(530)	(15.0)%
Stock-based compensation	(43)	28	(71)	(253.6)%	14	190	(176)	(92.6)%
Other	48	95	(47)	(49.5)%	184	374	(190)	(50.8)%
Total research and development	$2,561	$2,223	$338	15.2%	$7,907	$11,344	$(3,437)	(30.3)%

FTE Employees	38	36	2	5.6%
For the three months ended September 30, 2023, research and development expenses increased compared to the same period in 2022, primarily driven by an increase in payroll and related expenses as a result of higher average cost per employee. For the nine months ended September 30, 2023, research and development expenses decreased compared to the same periods in 2022, primarily driven by the decision to discontinue Spok Go in February 2022 and the resulting elimination of positions and associated outside services.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$2,247	$2,261	$(14)	(0.6)%	$6,833	$7,159	$(326)	(4.6)%
Site rent	2,859	2,990	(131)	(4.4)%	8,596	9,060	(464)	(5.1)%
Telecommunications	702	721	(19)	(2.6)%	2,117	2,233	(116)	(5.2)%
Stock-based compensation	39	55	(16)	(29.1)%	134	164	(30)	(18.3)%
Other	558	692	(134)	(19.4)%	1,764	1,996	(232)	(11.6)%
Technology Operations	$6,405	$6,719	$(314)	(4.7)%	$19,444	$20,612	$(1,168)	(5.7)%

FTE Employees	69	78	(9)	(11.5)%
For the three and nine months ended September 30, 2023, technology operations expenses decreased compared to the same periods in 2022, primarily due to a reduction in site rent expenses as a result of network rationalization efforts and payroll and related expenses attributable to the restructuring activities and the related elimination of positions. As a result of our network rationalization efforts, site rent and telecommunications costs decreased in response to a 3.2% decline in active transmitters from September 30, 2022 to September 30, 2023. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$2,509	$2,163	$346	16.0%	$7,428	$8,013	$(585)	(7.3)%
Commissions	1,134	945	189	20.0%	3,429	3,016	413	13.7%
Stock-based compensation	100	88	12	13.6%	286	260	26	10.0%
Advertising and events	232	201	31	15.4%	734	1,062	(328)	(30.9)%
Other	92	43	49	114.0%	445	278	167	60.1%
Total selling and marketing	$4,067	$3,440	$627	18.2%	$12,322	$12,629	$(307)	(2.4)%

FTE Employees	67	59	8	13.6%
For the three months ended September 30, 2023, selling and marketing expenses increased compared to the same period in 2022, driven primarily by increases in payroll due to increase in headcount and commissions related to greater revenue. For the nine months ended September 30, 2023, selling and marketing expenses decreased compared to the same period in 2022, driven primarily by decreases in payroll and related expenses, advertising and events, and partially offset by an increase in commissions related to greater revenue.
Payroll and related expenses declined for the nine months ended September 30, 2023, largely due to restructuring activities and the related elimination of positions announced in February 2022.
The decrease in advertising and events expenses for the nine months ended September 30, 2023, largely reflects a decrease in costs spent related to trade show participation as compared to the same period in 2022.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended September 30,		Change		For the Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	Total	%	2023	2022	Total	%

Payroll and related	$3,482	$3,249	$233	7.2%	$10,303	$10,957	$(654)	(6.0)%
Stock-based compensation	723	643	80	12.4%	2,111	2,071	40	1.9%
Facility rent, office and technology costs	1,877	2,196	(319)	(14.5)%	5,635	7,197	(1,562)	(21.7)%
Outside services	1,217	1,604	(387)	(24.1)%	3,512	5,274	(1,762)	(33.4)%
Taxes, licenses and permits	241	258	(17)	(6.6)%	780	777	3	0.4%
Bad debt	27	213	(186)	(87.3)%	(77)	369	(446)	(120.9)%
Other	649	705	(56)	(7.9)%	2,141	2,277	(136)	(6.0)%
Total general and administrative	$8,216	$8,868	$(652)	(7.4)%	$24,405	$28,922	$(4,517)	(15.6)%

FTE Employees	72	74	(2)	(2.7)%
For the three and nine months ended September 30, 2023, general and administrative expenses decreased compared to the same periods in 2022, primarily driven by decreases in outside services, facility rent, office and technology costs and bad debt. Payroll and related expenses increased for the three months ended September 30, 2023 and decreased for the nine months ended September 30, 2023.
Outside services decreased due to decreases in legal and other professional services for the three and nine months ended September 30, 2023.
The decreases in facility rent, office and technology costs were primarily due to a reduction in office space for the three and nine months ended September 30, 2023.
The decreases in bad debt were driven by improvements in collections on aging receivables for the three and nine months ended September 30, 2023.
Payroll and related expenses increased for the three months ended September 30, 2023, due to an increase in average cost per employee. Payroll and related expenses decreased for the nine months ended September 30, 2023, largely due to restructuring activities and the related elimination of positions announced in February 2022.

Depreciation and Accretion
For the three months ended September 30, 2023, and 2022, depreciation and accretion expenses were $1.3 million and $0.8 million, respectively. For the nine months ended September 30, 2023, and 2022, depreciation and accretion expenses were $3.8 million and $2.6 million, respectively. These expenses increased for the three and nine months ended September 30, 2023, compared to the same periods in 2022, primarily due to increases in asset retirement cost and pager depreciation.
Severance and Restructuring
For the three months ended September 30, 2023, and 2022, we incurred severance and restructuring expenses of $0.1 million and $1.5 million, and for the nine months ended September 30, 2023, and 2022 we incurred $0.2 million and $6.4 million respectively. The costs incurred in 2022 related to the restructuring program announced in February 2022. No similar severance and restructuring expenses were incurred for the three and nine months ended September 30, 2023 as the restructuring program reached its conclusion in the fourth quarter of 2022.

Income Taxes
Provision for income taxes was $2.0 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. Provision for income taxes was $5.7 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. Provision for income taxes changed for the three and nine months ended September 30, 2023 compared to the same periods in 2022 primarily due to the generation of pre-tax book income as compared to a pre-tax book loss, along with the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 12, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2023, we held cash and cash equivalents of $27.3 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. The Company maintains a majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
With the successful completion of the restructuring plan and our ongoing efforts to stabilize revenue and optimize costs, we anticipate positive cash flow generation will continue in future operating periods.
In September 2023, we exercised an early termination option for the lease of our corporate headquarters in Alexandria, Virginia. Upon exercising the option, the lease term was reduced by two years, with a revised end date of September 30, 2024. As a result of the early termination, the Company paid a one-time termination fee of $0.7 million, reflected in our cash balances as of September 30, 2023. A reduction of $1.3 million was made to operating lease right-of-use assets and a corresponding reduction of $2.0 million was made to non-current operating lease liabilities. The termination fee and remaining lease costs, totaling approximately $1.3 million will be amortized to Severance and Restructuring over the remaining lease term between October 1, 2023 and September 30, 2024. Thereafter, we expect to save approximately $1.0 million annually as a result of this lease termination.

The Company anticipates relocation of its headquarters to the existing corporate location in Plano, Texas and does not expect material costs to be incurred as a result of this change. Approximately 30 employees will be impacted as a result of this decision. While these employees will formally transition to a remote work environment, this is largely consistent with how we have been operating since the onset of the COVID-19 pandemic in early 2020. While this decision was not made lightly, the Company expects to benefit greatly from the significant cash savings, greater flexibility for our employees and higher levels of productivity we have seen from the pre-existing work-from-home posture.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at September 30, 2023, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022

Net cash provided by (used in) operating activities	$14,396	$(148)	$14,544
Net cash (used in) provided by investing activities	(2,419)	13,260	(15,679)
Net cash used in financing activities	(20,559)	(20,058)	(501)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the nine months ended September 30, 2023, net cash provided by operating activities was $14.4 million primarily due to the net income of $12.3 million, changes in accounts receivable of $1.3 million, depreciation, amortization and accretion of $3.8 million, deferred income tax expense of $5.6 million and stock-based compensation of $2.7 million. This was partially offset by changes in accounts payable, accrued liabilities and other of $7.4 million, deferred revenue of $2.0 million, net operating lease liabilities of $1.2 million and prepaid expenses and other assets of $1.1 million.
For the nine months ended September 30, 2022, net cash used in operating activities was $0.1 million primarily due to a net loss of $2.4 million, changes in accounts payable, accrued liabilities and other of $3.1 million, accounts receivable $1.3 million, and in prepaid expenses and other assets of $1.0 million. This was partially offset by changes in stock-based compensation of $3.0 million, depreciation and accretion of $2.6 million, and provision for credit losses, service credits and other of $1.2 million.
Investing Activities
For the nine months ended September 30, 2023 and 2022, net cash used in investing activities was $2.4 million and net cash provided was $13.3 million, respectively. Net cash used in investing activities reflects purchases of property and equipment. For the nine months ended September 30, 2022, the net cash provided reflects the purchase and maturity of short-term investments offset by purchases of property and equipment.
Financing Activities
For the nine months ended September 30, 2023, and 2022, net cash used in financing activities was $20.6 million and $20.1 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.

On October 25, 2023, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of November 16, 2023, and a payment date of December 8, 2023. This cash dividend of approximately $6.2 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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
The following table provides the Company's significant commitments and contractual obligations as of September 30, 2023:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or Less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$14,542	$1,540	$7,021	$3,362	$2,619
Unconditional purchase obligations	4,160	2,386	1,772	2	—
Total contractual obligations	$18,702	$3,926	$8,793	$3,364	$2,619
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2023, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 13, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS

The risk factors included in “Item 1A – Risk Factors” of Part I of the 2022 Annual Report have not materially changed during the nine months ended September 30, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2023.

ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1†	Spok Holdings, Inc. Amended and Restated 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	04/28/2023	Filed
10.2†	Form of Executive Severance and Change in Control Agreement	8-K	001-32358	10.1	08/16/2023	Filed
10.3†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of October 10, 2023	8-K	001-32358	10.1	10/10/2023	Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101					Filed

*	The financial information contained in these XBRL documents is unaudited.
†	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: October 26, 2023	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)