Form 10-K
period 2023-12-31
Spok Holdings, Inc
filed 2024-02-22
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $258 million based on the closing price of $13.29 per share on the NASDAQ National Market® on June 30, 2023.

The number of shares of registrant’s common stock outstanding on February 16, 2024, was 20,136,491.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders of the registrant, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than April 29, 2024, are incorporated by reference into Part III of this Report.

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
•The reliability of our networks and servers and our ability to prevent cyberattacks and other security issues and disruptions;
•Our reliance on data centers and other systems and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties;
•Cyberattacks, data breaches or other compromises to our or our critical third parties’ systems, data, products or services;
•Our ability to realize the benefits associated with our deferred income tax assets;
•Future impairments of our long-lived assets or goodwill;
•Risks related to data privacy and protection-related laws and regulation;
•Our ability to manage changes related to regulation, including laws and regulations affecting hospitals and the healthcare industry generally; and
•Those matters that are discussed in this Annual Report under Item 1A "Risk Factors."
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
Our headquarters is located at 5911 Kingstowne Village Pkwy, 6th Floor, Alexandria, Virginia 22315, and our telephone number is 800-611-8488. We maintain a website at http://www.spok.com. (This website address is for information only and is not intended to be an active link or to incorporate any website information into this Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").)
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
In February 2022, our Board of Directors announced a new strategic business plan. In accordance with this plan, in 2022, we discontinued Spok Go and successfully eliminated all associated costs. Since 2022, our focus has been and will continue to be on prioritizing generation of cash flow and maximizing revenue in our Spok Care Connect and Wireless products and service lines.
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
The indirect sales channel complements our direct sales force. Through relationships with alliance partners, we are able to sell our solutions to a wider customer base. For wireless services that we do not provide directly, we contract with and invoice an intermediary for airtime services. For our software sales, relationships with alliance partners assist us in broadening the distribution of our products and further diversifying into markets outside of the healthcare provider vertical as well as in the Asia Pacific region. We expect to continue to build our alliance partner relationships to expand and broaden our distribution efforts in 2024.
Within our target market, our efforts continue to remain focused on addressing the following dynamics:

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
Although the capacities of our networks vary by geographic area, we have excess capacity at a consolidated level. We have implemented a plan to manage network capacity and to improve overall network efficiency by consolidating subscribers onto fewer, higher capacity networks with increased transmission speeds. This plan is referred to as network rationalization. Network rationalization will result in fewer networks, and therefore, fewer transmitter locations, which we believe will result in lower operating expenses due primarily to lower site rent expenses.
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
Return capital to our stockholders - We understand that our primary objective is to create long-term stockholder value. We will continue to evaluate how best to deploy our capital resources to support sustainable business growth and maximize stockholder value. We expect to continue to pay a quarterly dividend of $0.3125 per share of common stock, or $1.250 annually, in 2024.
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
Wireless products and services revenue represented 55%, 56% and 55% of total consolidated revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Demand for one-way and two-way messaging services declined during these years, and we believe demand will continue to decline for the foreseeable future. As demand for one-way and two-way messaging has declined, we have developed or added service offerings, including our GenA pagers discussed below, in order to optimize our revenue potential and mitigate the decline in our wireless revenues. We will continue to evaluate opportunities within our wireless business while providing customers the highest value possible.
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
Mobile Communications
•Spok Mobile®: Simplifies communications and strengthens care by using smartphones and tablets for secure code alerts, patient updates, results, consult requests, and much more. Allows users to access the full directory of accurate contact information to send messages/photos/videos to smartphones and other devices and helps to ensure all clinical communications are logged with security, traceability, and reliability.
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
Hosted Solution
•Spok Care Connect® Hosted Solution: Provides hospitals and healthcare systems with remote access to Spok Care Connect® solutions (currently Spok® Healthcare Console, Spok® Web-Based Directory, Spok® Web-Based On-Call Scheduling and Spok Mobile®) and reduces the burden on information technology resources while providing immediate access to Spok solutions.
Services
We offer a variety of professional services to assist our customers in the successful implementation of, and to maximize the benefits obtained from the use of, our software solutions. We also offer support services to enhance and refine the customer's experience throughout their relationship with Spok.
•Professional Services: We offer a full suite of professional services that are provided by a dedicated group of professional service employees. Our professional services include consultation, implementation, and training services. Our professional services staff uses a branded, consistent methodology that provides a comprehensive phased work plan for both new software installations and/or upgrades. In support of our implementation methodology, we manage the various aspects of the process through a professional services automation tool. We may also use third-party professional services firms as supplemental resources to implement our solutions for customers as needed. Professional services revenue represented 11%, 9% and 12% of total consolidated revenue for the years ended December 31, 2023, December 31, 2022 and 2021, respectively. Professional services revenue increased in 2023 primarily as a result of improvements in resource utilization.

•Software License Updates and Product Support (Maintenance): Software license updates and product support, which is generally referred to as maintenance when sold to customers, is an important offering to customers who utilize our on-premise software solutions. In order to support our products that provide clinical communication and collaboration solutions to our customer’s organizations, we have a dedicated customer support organization. The customer support organization provides support 24 hours a day, seven days a week, 365 days a year and the service can be accessed via telephone, email or the Internet via the Spok webpage. The Spok support service is augmented by third-party services where needed. Software license updates and product support are generally priced together as a percentage of the software licenses for which these services will be provided. Largely all of our customers purchase maintenance when they purchase new software licenses, after which renewals generally occur on an annual basis and are paid in advance. Software license updates provide customers with rights to unspecified product upgrades, as well as maintenance and patch releases that are released during the term of the support period. Software license updates and product support revenue (i.e., Maintenance revenue) represented 27% of total consolidated revenue for each of the years ended December 31, 2023, 2022 and 2021.
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
Intellectual Property
As of December 31, 2023, we held 87 trademarks and three patents, as well as three pending trademarks and no pending patents, which we believe are important to protect our intellectual property. We believe our intellectual property distinguishes our business from our competition and is integral to our continued success in the area of clinical communication and collaboration solutions. The expiration dates of these trademarks range from 2024 to 2034 and can be extended for 10-year periods upon renewals.
Research and Development
We maintain a product development group, a substantial portion of which is focused on the enhancement of existing software products. Our product development group uses a methodology that balances enhancement requests from a number of sources, including customers, regulatory requirements, professional services staff, customer support incidents, known defects, market and technology trends, and competitive requirements. These requests are reviewed and prioritized based on criteria that include the potential for increased revenue, customer/employee satisfaction, possible cost savings, and development time and expense.
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
Our wide-ranging customer base allows for low customer revenue concentration and as a result, no single customer accounted for more than 10% of our total revenues in 2023, 2022 or 2021.
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
Human Capital
At December 31, 2023 and 2022, we had 384 and 376 full time equivalent ("FTE") employees, respectively. As part of the restructuring of our business in connection with the strategic business plan announced by our Board of Directors in February 2022, we eliminated 176 positions, primarily in research and development, and also in professional services, selling and marketing, and back-office support functions. Our employees are not represented by labor unions or covered by a collective bargaining agreement.
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
Although these and other regulatory requirements have not, to date, had a material adverse effect on our operating results, such requirements could have a material impact on our operating results in the future. We monitor discussions at the FCC and FDA on pending changes in regulatory policy or regulations; however, we are unable to predict what changes, if any, may occur in 2024 to regulatory policy or regulations.
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

Joint Interoperability Test Command ("JITC") Certification
JITC is a military organization that tests technology for use by the branches of the armed services of the United States and the United States government. JITC certification is required of all systems with joint interfaces or joint information exchanges with other systems used by these organizations and is done to ensure all systems operate effectively together. All information technology and national security systems that exchange and use information to enable units or forces to operate effectively in joint, combined, coalition and interagency operations and simulations must be certified. Once a system has been certified under this program, the certification must be renewed every three to six years or after any changes that may affect interoperability. The interoperability certification process consists of the following steps:
•Identify requirements, such as general availability of the software;
•Develop certification approach and submit for government sponsorship;
•Perform interoperability testing, including setup, cybersecurity and mitigation strategies; and
•Publish approved certifications and report statuses.
We submit and receive JITC certification for certain of our products through the Defense Information Systems Agency, which allows us to sell and implement our solutions at federal government agencies. We currently certify a console, web, public safety answering point and call recording products with JITC. We have a roadmap to renew the existing certifications with new releases of existing products and to bring additional products to JITC to increase the products that can be sold to federal agencies.
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
ITEM 1A. RISK FACTORS
The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this 2023 Form 10-K or presented elsewhere by management from time to time.
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
To execute our growth plan and achieve our strategic objectives, we must continue to attract, hire and retain highly qualified and motivated personnel across our organization. In particular, to continue to enhance our software solutions, add new and innovative core functionality and services and develop new products, it is critical for us to maintain a strong research and development organization, including hiring and retaining highly skilled software engineers. Competition for talent is intense within our industry, and there continues to be upward pressure on compensation especially as a result of higher inflation. In addition, for us to achieve broader market acceptance of our software solutions, grow our customer base, and pursue adjacent markets, we will need to continue to develop and maintain our sales and marketing and customer support organizations. Identifying and recruiting qualified personnel, training them in the use of our software solutions and ensuring they are well-equipped to serve our customers requires a significant investment of time and resources, and it can be particularly difficult to retain these individuals.
We face significant competition for experienced personnel, and many of our competitors for talent have greater name recognition and financial resources than we have. If we hire employees from competitors or other companies, former employers may assert claims against us for breach of legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, the job market for technology roles has historically been very competitive. While we are able to expand our candidate pool by opening our opportunities nationwide, allowing us to be more competitive, the job market continues to be a challenge everywhere, making it vitally important to retain our current team members. When considering employment opportunities, candidates and existing employees often consider the value of equity awards. If the actual or perceived value of our equity awards declines, or if the price of our common stock experiences significant volatility, this may adversely affect our ability to recruit and retain highly skilled employees. As a result, we may have greater difficulty hiring and retaining skilled personnel than some of our competitors. If we are unable to attract and retain the personnel necessary to execute our growth plan, we may be unable to achieve our strategic objectives, and our business, financial condition, operating results and ability to pay cash dividends to stockholders may be adversely affected.
Growth in our software revenue and bookings, and maintenance of our wireless revenue and subscriber base is dependent on the productivity of our sales organization.
Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity. Based on past experience, we expect new sales team members to reach full productivity after nine to 12 months of employment. However, our recent and planned hires may not become productive as quickly as expected, or at all, and we may be unable to hire or retain a sufficient number of qualified individuals in the markets in which we do business or plan to do business.
From time to time, it may be necessary to reorient our sales representatives to focus on specific market segments, product lines or new software solutions or to remove underperforming individuals, which may require additional resources to maintain productivity. The impact of these changes could adversely impact our ability to achieve our sales productivity goals. We have also identified the following risks that could impact our sales productivity:
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

If we are unable to deliver effective customer support, our relationships with our existing customers and our ability to attract new customers could be harmed.
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

Our business is sensitive to recessionary economic cycles, higher interest rates, inflation, higher levels of unemployment, higher tax rates and other changes in tax laws, or other economic factors that may affect business spending or buying habits that could adversely affect the demand for our services. Adverse economic conditions could increase the rate of gross subscriber cancellations and/or the level of revenue erosion for our wireless business and could cause delays in or the loss of software revenue or bookings, which impacts license, professional services, hardware and subscription revenues.

A significant portion of our revenue is derived from healthcare customers, and we are impacted by changes in the healthcare economic environment. The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory, and other economic developments. These developments can have a dramatic effect on the decision-making and spending by our customers for information technology and software. This economic uncertainty can add to the unpredictability of decision-making and lengthen our sales cycle. We are unable to predict the full consequences of this uncertainty on our operations. Adverse changes in the economic environment could adversely impact our ability to increase the prices we charge for our offerings, while effectively managing customer churn, or to successfully market and sell our wireless and software solutions to healthcare customers.
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
Software products, such as those we offer, may contain defects, vulnerabilities and bugs when they are first introduced or as new versions are released, or their release may be delayed due to unforeseen difficulties during product development. If any of our products, including products of companies we have acquired, or third-party components used in our products, contain defects, vulnerabilities or bugs, or have reliability, quality or compatibility problems, we may not be able to successfully design workarounds or resolve these issues. Any defects or vulnerabilities we do not detect and fix in pre-release testing could result in reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions or legal liability. In addition, we do not control the quality, security or testing of various third-party software, hardware or infrastructure products that are utilized in our business. There can be no assurance that provisions in our license agreements that limit our exposure to liability will be sufficient or withstand legal challenge. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our or a critical third party's products or otherwise exploit any security vulnerabilities of such products.
We are dependent on the U.S. healthcare provider industry for most of our revenue.
We generate more than 75% of our revenue from sales to hospitals and other healthcare provider organizations in the United States. These customers, both non-profit and for-profit, are greatly affected by macroeconomic conditions, pandemics or other public health emergencies, healthcare reform legislation and the reimbursement policies of federal and state governments and health insurance companies, and any decline in revenue received by our customers due to adverse economic conditions, pandemics or other public health emergencies, or legislative or regulatory changes could significantly affect the type and amount of services and products they order from us.
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
We may be unable to find vendors that are able to supply us with wireless paging equipment based on future demands.
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

The performance and reliability of computer systems, hardware, software and satellite networks and telecommunications systems infrastructure (collectively, “IT Systems”) is critical to our operations. We own and manage certain IT Systems but rely heavily on critical IT Systems that are owned and/or managed by third parties. These IT Systems may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, software errors and other events. Any IT System (such as a satellite network) error or failure, regardless of cause, could result in a substantial outage that materially disrupts our operations. In addition, we face the threat to our computer systems, or those of our service providers, of unauthorized access, computer hackers, computer viruses, malicious code, organized cyber-attacks and other security problems and system disruptions (e.g., distributed denial of service (DDoS) attacks, ransomware attacks). Our wireless services depend on connectivity provided by third-party satellite network services that could fail and result in a loss of service to our customers. With respect to our Enterprise Reporting and Management systems and data storage, and other operational needs, we rely on third-party data centers and services for maintaining accessibility, reliability and uninterrupted connectivity, among other things.
Our disaster recovery planning may not be sufficient for every eventuality, such as a ransomware attack that encrypts some or all of our or our service providers' IT Systems, data or infrastructure. We may not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of IT Systems and infrastructure failures or cyberattacks, or to cover all contingencies. We may be required to expend significant resources to protect against the threat of these IT System disruptions or to remediate or otherwise alleviate problems caused by such disruptions. Any interruption in the availability of our websites and online interactions with customers or partners may cause a reduction in customer or partner satisfaction levels, which in turn could result in legal claims, reduced revenue or loss of customers or partners. There can be no assurance that any precautions we take will prove successful, and such problems could result in, among other consequences, a loss of data, a loss of confidence in the stability and reliability of our offerings, damage to our reputation, and legal liability, all of which may adversely affect our business, financial condition, operating results and cash flows.
We rely on data centers and other systems and technologies provided by third parties, and technology systems and electronic networks supplied and managed by third parties, to operate our business. Any major interruption or performance problems with these systems, technologies and networks may adversely affect our business and operating results.
We rely on data centers and other systems and technologies provided by third parties. If key third parties are unable to perform services for us because of service interruptions or extended outages, or because those services are no longer available on commercially reasonable terms, our expenses could increase. Switching our technology to another service provider, if available, could result in significant disruption, data loss or corruption, or unsuccessful data transfers could cause data to be incomplete or contain inaccuracies.
We do not control, or in some cases have limited control over, the data center facilities we use. These facilities are vulnerable to damage from earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities may also be subject to theft, vandalism or other security related events. Despite precautions taken at these facilities, adverse events could result in lengthy interruptions in our services and the loss or corruption of, or unauthorized access to or acquisition of, customer data. In addition, the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms. If we are required to relocate to another data center facility, we may not be able to rapidly identify and obtain new facilities, and we may incur significant costs or interruptions to our services, as a result.

Our ability to provide services to our customers depends on our ability to communicate with customers through the public internet and electronic networks owned and operated by third parties. A major failure or disruption of the internet or third-party networks could impede our ability to provide services to our customers, result in a loss of customers, subject us to potential liabilities, result in contract terminations or adversely affect our renewal rates.
Cyberattacks, data breaches or other compromises to our or our critical third parties' systems, data, products or services could have a material adverse effect on our business.
We rely heavily on a range of IT Systems for critical business operations. In addition, we and various third parties collect, process and store our customers’, suppliers’ and employees’ confidential information, as well as our own proprietary business information (collectively, "Confidential Information"). We are also dependent on a number of third-party providers of various technology, tools and services relating to, among other things, human resources, electronic communications, data storage, finance, and other business functions, and we are, of necessity, dependent on the security systems of these providers.
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of IT Systems and Confidential Information. Accidental or willful cyberattacks, breaches or other unauthorized access events committed or enabled by third parties or by our employees or contractors (for example, due to social engineering or phishing attacks) can impact the security of or disrupt access to our facilities, our systems or the systems of our third-party providers, and the information maintained in such systems. In addition, computer viruses, malware (for example, ransomware) or security vulnerabilities in our or our service providers' data, software, products or services, as well as external cyberattacks and data breaches, could expose us to the risks of corruption, loss, and misappropriation of proprietary and confidential information. We also routinely transmit and receive proprietary and Confidential Information, including through third parties, which makes that information vulnerable to interception, misuse or mishandling.
The frequency and scope of cyberattacks has been steadily increasing, and attackers are increasingly sophisticated, using tools and techniques, including artificial intelligence, that we and our service providers may be unable to detect or identify, or that may cause significant delays in our detection or identification. Once identified, we and our service providers may be unable to investigate or remediate incidents due to attackers taking steps to obfuscate or remove forensic evidence and to circumvent logging tools and counter-measures, rendering us unable to anticipate or implement adequate preventative or restorative measures.
We and our service providers are routinely subjected to cyberattacks such as denial of service, attempted unauthorized network intrusions, malware, viruses, social engineering (phishing), ransomware attacks or other persistent cyber threats. In addition, remote working arrangements at our Company and many third-party providers, increase cybersecurity risks due to the IT challenges associated with managing remote computing assets and vulnerabilities inherent in many non-corporate and home networks. In sum, there can also be no assurance that our or our third-party providers’ cybersecurity risk management programs, including relevant policies, processes and controls, will be fully implemented, complied with or effective in protecting IT Systems or Confidential Information that are critical to our business.

Any cyberattack or incident that compromises the confidentiality, integrity or availability of IT Systems or Confidential Information, for example, the theft, misuse of, or unauthorized access to Confidential Information, could result in, among other things, unfavorable publicity, damage to our reputation, loss of our trade secrets and other competitive information, difficulty in marketing our products, increased costs of investigation, remediation and compliance, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties (including class actions) and possible financial obligations for liabilities and damages related to the theft or misuse of such information, regulatory investigations and enforcement actions, as well as fines and other sanctions pursuant to data privacy and security rules and regulations, any or all of which could have a material adverse effect on our reputation, operations, business, profitability and financial condition. Any losses, costs and liabilities may not be covered by, or may exceed the coverage limits of, any or all of our applicable insurance policies.

Risks Related to our Financial Results
We may be unable to realize the benefits associated with our deferred income tax assets.
We have significant deferred income tax assets that are available to offset future taxable income and increase cash flows from operations. The use of these deferred income tax assets is dependent on the availability of taxable income in future periods. The availability of future taxable income is dependent on our ability to profitably manage our operations to support a growing base of software revenue offset by declining wireless subscribers and revenue. To the extent that anticipated reductions in wireless operating expenses do not occur or sufficient revenue is not generated, we may not achieve sufficient taxable income to allow for use of our deferred income tax assets. The accounting for deferred income tax assets is based upon an estimate of future results, and any valuation allowance we may apply to our deferred tax assets may be increased or decreased as conditions change or if we are unable to implement certain tax planning strategies. If we are unable to use these deferred income tax assets, our financial condition and statement of operations may be materially affected. In addition, a significant portion of our deferred income tax assets relate to net operating losses. If our ability to utilize these losses is limited, due to Internal Revenue Code ("IRC") Section 382, our financial condition and statement of operations may be materially affected. For example, we maintained a valuation allowance of $2.3 million at December 31, 2023 and 2022 to reduce net deferred income tax assets as their realization did not meet the applicable more-likely-than-not criterion.
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
Our estimates of market opportunity for our software solutions are subject to significant uncertainty, and, even if the markets in which we compete meet or exceed our size estimates, we could fail to increase our revenue or market share.
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
Our software solutions may handle or have access to personal health information subject in the United States to HIPAA, HITECH and related regulations as well as legislation and regulations in foreign countries. These statutes and related regulations impose numerous requirements regarding the use and disclosure of personal health information with which we and our software solutions must comply. Our failure to accurately anticipate or interpret these complex and technical laws and regulations could subject us to civil and/or criminal liability. Such failure could adversely impact our ability to market and sell our software solutions to healthcare customers and have a material adverse impact on our software sales.
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
Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. For example, in the U.S., the state of California enacted the California Consumer Privacy Act ("CCPA"), which came into effect in January 2020, and the California Privacy Rights Act (“CPRA”), which came into effect in January 2023, expanding upon the CCPA. The CCPA and CPRA require covered businesses to, among other things, provide certain disclosures to California consumers and afford such consumers certain privacy rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The CPRA imposes additional obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses and disclosure of sensitive personal information. The CPRA also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy, cybersecurity and data protection enforcement. The CCPA and CPRA have spurred similar legislation in many other states, and we expect this trend to continue.
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
For example, the FCC issued an order in October 2007 that mandated paging carriers (including the Company) along with all other CMRS providers serving a defined minimum number of subscribers to maintain an emergency back-up power supply at all cell sites to enable operation for a minimum of eight hours in the event of a loss of commercial power (the "Back-up Power Order"). Ultimately, after a hearing by the U.S. Court of Appeals for the DC Circuit and disapproval by the Office of Management and Budget (the "OMB") of the information collection requirements of the Back-up Power Order, the FCC indicated that it would not seek to override the OMB’s disapproval. Rather the FCC indicated that it would issue a Notice of Proposed Rulemaking with the goal of adopting revised back-up power rules. To date, there has been no Notice of Proposed Rulemaking by the FCC, and we are unable to predict what impact, if any, a revised back-up power rule could have on our business, financial condition, operating results and ability to pay cash dividends to stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
We had no unresolved SEC staff comments as of February 22, 2024.
ITEM 1C. CYBERSECURITY
Spok's enterprise risk management program includes our cybersecurity risk management program ("Cybersecurity Program"), which is designed to protect the confidentiality, integrity and availability of our critical systems and information. Our Cybersecurity Program is designed utilizing guidance from the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and includes security policies and procedures, security appliances and software, third-party vulnerability testing, business continuity plans, and other administrative, physical and technical measures. Executive management, including Chief Information Officer (CIO)/Chief Information Security Officer (CISO) and VP Technology Operations, has overall responsibility for assessing and managing key cybersecurity risks; implementation of the Cybersecurity Program is led by key information technology and security management members, including the CIO/CISO who have over a combined four decades of experience, specialized training, and various certifications in information technology and cybersecurity strategy, tools and governance. As part of the enterprise risk management program, our Cybersecurity Program shares similar methodologies, reporting channels and governance processes to other areas across the Company.
The Cybersecurity Program includes, but is not limited to, the following processes that collectively help management to stay informed about and monitor the prevention, detection, mitigation and remediation of risks and incidents:

•Risk assessment program to assess, track and address security risks.
•Incident Response Plan to identify, evaluate, remediate and report incidents, as appropriate.
•Security testing by external third-party providers to identify potential threats and vulnerabilities.
•Reviews of critical third-party connections, including a security assessment and restrictions based on the third-party's risk profile.
•Security training for employees and contractors, including alerts for new security developments, as warranted.
Cybersecurity is part of our Board of Directors' oversight function. Our Board of Directors has delegated oversight of cybersecurity and other information technology to its Audit Committee. Our Audit Committee receives regular reporting from executive management on our cybersecurity risks and, as necessary, updates on cybersecurity incidents. Our Audit Committee and executive management report to our Board of Directors regarding its activities, including the Cybersecurity Program. Our Board of Directors also receives continuing education on the cybersecurity risks that impact public companies.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors –Cyberattacks, data breaches or other compromises to our or our critical third parties' systems, data, products or services could have a material adverse effect on our business.
ITEM 2. PROPERTIES
In March 2021, we relocated our corporate headquarters to a commercial property located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease. In September 2023, we exercised an early termination option for the lease and reduced the lease term by two years, with a revised end date of September 30, 2024.
At December 31, 2023, we leased facility space, including our corporate headquarters, sales offices, technical facilities, warehouse and storage facilities in 42 locations in 24 states in the United States and one facility in the Middle East. The total leased space is approximately 89,000 square feet. At December 31, 2023, we owned three small parcels of land in three states in the United States.
At December 31, 2023, we leased transmitter sites on commercial broadcast towers, buildings and other fixed structures, some of which are free of charge, in approximately 2,646 locations throughout the United States. These leases are for our active transmitters and are for various terms and provide for periodic lease payments at various rates.
At December 31, 2023, we had 3,215 active transmitters on leased sites which provide service to our customers.
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

Holders of Common Stock
As of February 16, 2024, there were 2,712 holders of record of our common stock.
Dividends
The Company declared dividends totaling $26.2 million, $25.8 million, and $10.2 million during the years ended December 31, 2023, 2022, and 2021, respectively. Cash dividends declared include dividends related to unvested restricted stock units ("RSUs") and shares of unvested restricted common stock ("restricted stock") granted under the Company's Equity Plan (as defined below) to executives and non-executive members of our Board of Directors. Cash distributions on RSUs and restricted stock are accrued and paid when the applicable vesting conditions are met. Accrued cash distributions on forfeited RSUs and restricted stock are also forfeited.
The following table details information on our dividends declared and cash distributions since the formation of the Company in 2005 through the year ended December 31, 2023:

(Dollars in Thousands)	Dividends Declared Per Share Amount	Total Payment(1)
Year

Prior to 2019	$19.275	$477,331
2019	0.500	9,819
2020	0.500	9,771
2021	0.500	10,025
2022	1.250	25,011
2023	1.250	25,642
	$23.275	$557,599
(1)The total payment reflects the cash distributions paid in relation to common stock, vested RSUs and vested shares of restricted stock.

On February 21, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 15, 2024, and a payment date of March 29, 2024. This cash dividend of approximately $6.3 million is expected to be paid from available cash on hand.

Performance Graph
We began trading on the NASDAQ National Market® on November 17, 2004. The chart below compares the relative changes in the cumulative total return of our common stock for the period of December 31, 2018 to December 31, 2023, against the cumulative total return of the NASDAQ Composite Index® and the S&P Composite 1500 Health Care Technology Index for the same period.
The chart assumes that on December 31, 2018 $100 was invested in our common stock and in each of the indices. The comparisons assume that all cash distributions were reinvested. The chart indicates the dollar value of each hypothetical $100 investment based on the closing price as of the last trading day of each fiscal year from December 31, 2018 to December 31, 2023. The stock performance depicted on the chart represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Spok Holdings, Inc., the NASDAQ Composite Index and the S&P Composite 1500 Health Care Technology Index
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Spok Holdings, Inc.
NASDAQ Composite
S&P Composite 1500 Health Care Technology Index

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2018	2019	2020	2021	2022	2023

Spok Holdings, Inc.	$100.00	$95.83	$91.66	$80.88	$83.40	$174.01
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
S&P Composite 1500 Health Care Technology Index	100.00	131.54	151.00	177.70	151.48	110.22
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
No common stock was repurchased by the Company (excluding the purchase of common stock for tax withholdings) during the three months ended December 31, 2023.

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
Based on publicly available information and after considering any direct knowledge we may have, our combined cumulative change in ownership was an insignificant amount as of December 31, 2023 and 2022.
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
We have revised the Consolidated Balance Sheet as of December 31, 2022, Consolidated Statement of Stockholders' Equity for the years ended December 31, 2022 and 2021, as well as the relevant footnotes, and other financial information as applicable, included herein to reflect the reduction in opening retained earnings and a corresponding increase to deferred revenue, as described in Note 1, to correct an immaterial error related to the understatement of deferred revenue of approximately $1.0 million. There were no changes to previously issued total cash flows for any of the impacted periods.
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
Strategic Business Plan
In February 2022, our Board of Directors announced a new strategic business plan that included a restructuring of our business to discontinue Spok Go and eliminate all associated costs and optimize the Company’s existing structure to drive continued cost improvement. The strategic business plan included a renewed focus on our existing and established business, including the Spok Care Connect Suite and our wireless service offerings. These restructuring efforts were completed during the fourth quarter of 2022. As a result of the implementation of the plan, we eliminated 176 positions, primarily in research and development, and also in professional services, selling and marketing, and back-office support functions. These actions allowed us to better align costs and, as a result, continued to return capital to stockholders in the form of quarterly dividends of $0.3125 per share in 2023. We will continue to focus on optimizing costs to allow us to prioritize cash flow generation and the return of capital to stockholders.
Further details related to costs incurred as a part of the restructuring can be found in Note 3 "Restructuring" in the Notes to Consolidated Financial Statements.
2023 Highlights
Total revenue grew for the first time in the Company's history, increasing by $4.5 million, or 3.3%, compared to 2022, as a result of renewed focus on our existing and established businesses, including the Spok Care Connect Suite and our wireless services offerings.
Total operating expenses continued to decline, as the benefits from the restructuring of our business initiated in 2022 extended into 2023, decreasing by $16.5 million, or 12.3%, compared to 2022.

Launched the Spok Care Connect Hosted Solution in early 2024, which is geared towards hospitals under 200 beds, alongside significant progress made in the continued enhancement of the Spok Care Connect Suite.
Returned approximately $25.6 million of capital to stockholders in the form of cash dividends.

Results of Operations
The following table is a summary of our Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, and the discussion that follows compares the year ended December 31, 2023 to the year ended December 31, 2022. For a discussion and analysis of the year ended December 31, 2022, compared to the year ended December 31, 2021, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023:

(Dollars in thousands)	2023	Change		2022	Change		2021

Revenue:
Wireless revenue	$75,968	$346	0.5%	$75,622	$(3,204)	(4.1)%	$78,826
Software revenue	63,057	4,145	7.0%	58,912	(4,415)	(7.0)%	63,327
Total revenue	139,025	4,491	3.3%	134,534	(7,619)	(5.4)%	142,153
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	26,818	(1,449)	(5.1)%	28,267	(4,203)	(12.9)%	32,470
Research and development	10,549	(3,076)	(22.6)%	13,625	(3,889)	(22.2)%	17,514
Technology operations	25,843	(1,569)	(5.7)%	27,412	(1,432)	(5.0)%	28,844
Selling and marketing	16,350	54	0.3%	16,296	(4,787)	(22.7)%	21,083
General and administrative	33,168	(4,628)	(12.2)%	37,796	(5,735)	(13.2)%	43,531
Severance and restructuring	573	(6,756)	(92.2)%	7,329	7,009	2,190.3%	320
Depreciation, amortization and accretion	4,496	925	25.9%	3,571	(6,875)	(65.8)%	10,446
Capitalized software development impairment	—	—	—%	—	(15,663)	(100.0)%	15,663
Total operating expenses	117,797	(16,499)	(12.3)%	134,296	(35,575)	(20.9)%	169,871
Operating income (loss)	21,228	20,990	8,819.3%	238	27,956	(100.9)%	(27,718)
Interest income	1,099	507	85.6%	592	272	85.0%	320
Other (expense) income	(2)	(169)	(101.2)%	167	101	153.0%	66
Income (loss) before income taxes	22,325	21,328	2,139.2%	997	28,329	(103.6)%	(27,332)
(Provision for) benefit from income taxes	(6,659)	(27,518)	(131.9)%	20,859	15,707	304.9%	5,152
Net income (loss)	$15,666	$(6,190)	(28.3)%	$21,856	$44,036	(198.5)%	$(22,180)

Supplemental Information
FTEs	384	8	2.1%	376	(187)	(33.2)%	563
Active transmitters	3,215	(110)	(3.3)%	3,325	(143)	(4.1)%	3,468

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
The table below details total revenue for the periods stated:

(Dollars in thousands)	2023	Change		2022	Change		2021

Wireless revenue:
Paging revenue	$73,135	$(188)	(0.3)%	$73,323	$(2,522)	(3.3)%	$75,845
Product and other revenue	2,833	534	23.2%	2,299	(682)	(22.9)%	2,981
Wireless revenue	75,968	346	0.5%	75,622	(3,204)	(4.1)%	78,826

Software revenue:
License	8,721	1,519	21.1%	7,202	1,285	21.7%	5,917
Professional services	14,694	2,129	16.9%	12,565	(4,596)	(26.8)%	17,161
Hardware	2,675	464	21.0%	2,211	(56)	(2.5)%	2,267
Operations revenue	26,090	4,112	18.7%	21,978	(3,367)	(13.3)%	25,345
Maintenance	36,967	33	0.1%	36,934	(1,048)	(2.8)%	37,982
Software revenue	63,057	4,145	7.0%	58,912	(4,415)	(7.0)%	63,327
Total revenue	$139,025	$4,491	3.3%	$134,534	$(7,619)	(5.4)%	$142,153
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
The increase in wireless revenue for the year ended December 31, 2023, as compared to the same period in 2022, reflects an increase in product revenue, primarily driven by the secular decrease in our wireless units in service, from approximately 817 thousand units as of December 31, 2022 to approximately 765 thousand units as of December 31, 2023. Product revenue includes one-time fees when customers cancel our services and is highly variable as the fees are charged to customers when pagers are disconnected and the customer is unable to return the units. The increase in product revenue was partially offset by a marginal decrease in paging revenue primarily due to the decrease in the units in service noted above, offset by continued increase in ARPU resulting from price increases initiated in the third quarter of 2023 and general increases in Universal Service Fund ("USF") fees, which are effectively pass-through items that have corresponding costs associated with them. ARPU was $7.71 in 2023, as compared to $7.34 in 2022. Excluding pass-through items, ARPU increased by $0.29, as compared to the same period in 2022, as a result of the price increases.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in wireless revenue:

	Units in Service as of December 31,			Revenue for the Year Ended December 31,			Change Due To:
(Units and Dollars in Thousands)	2023	2022	Change	2023	2022	Change	ARPU	Units

Paging revenue	765	817	(52)	$73,135	$73,323	$(188)	$3,449	$(3,637)
As demand for one-way and two-way messaging has declined, we have developed or added service offerings such as encrypted paging and Spok Mobile with a pager number in order to increase our revenue potential and mitigate the decline in our wireless revenue. We will continue to explore ways to innovate and provide customers the highest value possible.
In late 2021, we began offering our newest pager, GenA. This one-way alphanumeric pager features a high resolution ePaper display, intuitive modern user interface, advanced encryption and security features, over-the-air remote programming, and an antimicrobial housing. Users can select from various font sizes, and the large GenA display also leverages proportional fonts to maximize key information on a single screen. The GenA pager is the only product available on the market with these capabilities, and we maintain an exclusive arrangement with the product's manufacturer. Given the product differentiation of the GenA pager, its development is a key initiative in providing a competitive advantage, and we expect this new technology will be popular with our customers in clinical environments and may help slow our wireless revenue attrition.
Software Revenue
Software revenue consists of two components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of hardware that facilitates the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is generated from our ongoing support of our software solutions or related hardware, typically for a period of one year after project completion.

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
Operations Revenue
Software operations revenue increased during 2023 when compared to 2022, primarily as a result of higher license, professional services and hardware revenue. License and hardware revenue increases were driven by higher operations bookings as compared to 2022. Professional services revenue increased primarily as a result of improved resource utilization.
Maintenance Revenue
We have seen modest improvement in our gross maintenance revenue churn alongside increasing operational bookings which drive new maintenance revenue. Given these dynamics, we believe annual maintenance revenue is likely to remain flat or increase marginally, as we continue to enhance our existing software solutions. Further enhancements are expected to provide additional avenues for license sales which generate new maintenance revenue and help to reduce levels of gross churn.

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
•Research and Development. These expenses relate primarily to the development of new software products and the ongoing maintenance and enhancement of existing products. This classification consists primarily of employee payroll and related expenses, outside services related to the design, development, testing and enhancement of our solutions and, to a lesser extent, hardware equipment. Research and development expenses exclude any development costs that qualify for capitalization.
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

The following is a review of our operating expense categories for the years ended December 31, 2023 and 2022.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

(Dollars in thousands)	2023	Change		2022	Change		2021

Payroll and related	$16,029	$(1,365)	(7.8)%	$17,394	$(2,941)	(14.5)%	$20,335
Cost of sales	5,449	(502)	(8.4)%	5,951	(479)	(7.4)%	6,430
Recoverable taxes and fees	3,737	532	16.6%	3,205	(138)	(4.1)%	3,343
Stock-based compensation	258	(86)	(25.0)%	344	(557)	(61.8)%	901
Other	1,345	(28)	(2.0)%	1,373	(88)	(6.0)%	1,461
Total cost of revenue	$26,818	$(1,449)	(5.1)%	$28,267	$(4,203)	(12.9)%	$32,470
FTEs	142	9	6.8%	133	(49)	(26.9)%	182
Cost of revenue decreased for the year ended December 31, 2023, compared to 2022, primarily driven by decreases in payroll and related expenses and, cost of sales, partially offset by an increase in recoverable taxes and fees.
The decrease in payroll and related expenses reflects the cost savings resulting from positions eliminated throughout 2022 stemming from execution of the strategic business plan announced in February 2022, partially offset by a higher average cost per employee as well as increase in headcount in 2023. Cost of sales expenses decreased primarily due to reduced use of third-party professional services utilized to augment company resources when short-term capacity constraints exist. Recoverable taxes and fees increased due to the rate change for USF fees, as established by the Federal Communications Commission on a quarterly basis. These fees are passed through to our wireless customer base and have a corresponding revenue impact.
Research and Development
Research and development consisted primarily of the following items:

(Dollars in thousands)	2023	Change		2022	Change		2021

Payroll and related	$6,262	$(2,207)	(26.1)%	$8,469	$(8,959)	(51.4)%	$17,428
Outside services	4,151	(291)	(6.6)%	4,442	(3,414)	(43.5)%	7,856
Capitalized software development	—	—	—%	—	10,842	(100.0)%	(10,842)
Stock-based compensation	45	(171)	(79.2)%	216	(1,233)	(85.1)%	1,449
Other	91	(407)	(81.7)%	498	(1,125)	(69.3)%	1,623
Total research and development	$10,549	$(3,076)	(22.6)%	$13,625	$(3,889)	(22.2)%	$17,514
FTEs	38	3	8.6%	35	(67)	(65.7)%	102
Research and development expenses decreased for the year ended December 31, 2023, compared to 2022, primarily driven by decreases in payroll and related, other and outside services expenses.
The decrease in payroll and related expenses reflects the cost savings resulting from positions eliminated throughout 2022 stemming from execution of the strategic business plan announced in February 2022, partially offset by a higher average cost per employee as well as increase in headcount in 2023,
The decrease in other expenses was primarily driven by the favorable settlement of a loss contingency.

Technology Operations
Technology operations consisted primarily of the following items:

(Dollars in thousands)	2023	Change		2022	Change		2021

Payroll and related	$9,012	$(663)	(6.9)%	$9,675	$(284)	(2.9)%	$9,959
Site rent	11,468	(509)	(4.2)%	11,977	(588)	(4.7)%	12,565
Telecommunications	2,823	(112)	(3.8)%	2,935	(381)	(11.5)%	3,316
Stock-based compensation	187	(32)	(14.6)%	219	(240)	(52.3)%	459
Other	2,353	(253)	(9.7)%	2,606	61	2.4%	2,545
Total technology operations	$25,843	$(1,569)	(5.7)%	$27,412	$(1,432)	(5.0)%	$28,844
FTEs	69	(5)	(6.8)%	74	(12)	(14.0)%	86
Technology operations expenses decreased for the year ended December 31, 2023, compared to 2022, primarily driven by lower payroll and related expenses and site rent costs.
The decrease in payroll and related expenses reflects the cost savings resulting from positions eliminated throughout 2022 stemming from execution of the strategic business plan announced in February 2022, partially offset by a higher average cost per employee in 2023.
Site rent costs decreased as a result of a reduction in the number of active transmitters, resulting from our network rationalization efforts. The number of active transmitters, which directly affects our telecommunication and site rent expenses, declined 3.3% from December 31, 2022 to December 31, 2023. As we reach certain minimum frequency commitments, as outlined by the FCC, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing consisted primarily of the following items:

(Dollars in thousands)	2023	Change		2022	Change		2021

Payroll and related	$9,766	$(532)	(5.2)%	$10,298	$(3,403)	(24.8)%	$13,701
Commissions	4,517	484	12.0%	4,033	(393)	(8.9)%	4,426
Advertising and events	1,127	(176)	(13.5)%	1,303	(262)	(16.7)%	1,565
Stock-based compensation	424	80	23.3%	344	(660)	(65.7)%	1,004
Other	516	198	62.3%	318	(69)	(17.8)%	387
Total selling and marketing	$16,350	$54	0.3%	$16,296	$(4,787)	(22.7)%	$21,083
FTEs	64	(1)	(1.5)%	65	(28)	(30.1)%	93
Selling and marketing expenses increased marginally for the year ended December 31, 2023, compared to 2022, primarily driven by an increase in commissions related to higher operations bookings, partially offset by decreases in payroll and related expenses.
The decrease in payroll and related expenses reflects the cost savings resulting from positions eliminated throughout 2022 stemming from execution of the strategic business plan announced in February 2022, partially offset by a higher average cost per employee in 2023.

General and Administrative
General and administrative consisted primarily of the following items:

(Dollars in thousands)	2023	Change		2022	Change		2021

Payroll and related	$13,911	$(652)	(4.5)%	$14,563	$(770)	(5.0)%	$15,333
Stock-based compensation	3,131	427	15.8%	2,704	(722)	(21.1)%	3,426
Facility rent, office and technology costs	7,292	(1,990)	(21.4)%	9,282	(953)	(9.3)%	10,235
Outside services	4,528	(1,886)	(29.4)%	6,414	(3,100)	(32.6)%	9,514
Taxes, licenses and permits	1,026	11	1.1%	1,015	(32)	(3.1)%	1,047
Bad debt	327	(424)	(56.5)%	751	91	13.8%	660
Other	2,953	(114)	(3.7)%	3,067	(249)	(7.5)%	3,316
Total general and administrative	$33,168	$(4,628)	(12.2)%	$37,796	$(5,735)	(13.2)%	$43,531
FTEs	71	2	2.9%	69	(31)	(31.0)%	100
General and administrative expenses decreased for the year ended December 31, 2023, compared to 2022, driven by decreases in outside services, facility rent, office and technology costs, payroll and related expenses and bad debt.
The decrease in facility rent, office and technology costs was primarily due to reduction of office space in 2023.
Outside services expense decreased as a result of lower legal and other professional services in 2023.
The decrease in payroll and related expenses reflects the cost savings resulting from positions eliminated throughout 2022 stemming from execution of the strategic business plan announced in February 2022, partially offset by a higher average cost per employee as well as increase in headcount in 2023.
The decreases in bad debt were driven by improvements in collections on aging receivables for the year ended December 31, 2023.
Depreciation, Amortization and Accretion
For the year ended December 31, 2023, compared to 2022, depreciation, amortization and accretion expenses increased by $0.9 million, primarily due to increases in asset retirement cost and pager depreciation.
Severance and Restructuring
For the years ended December 31, 2023 and 2022, severance and restructuring expenses were $0.6 million and $7.3 million, respectively, The expenses incurred in 2022 were related to the restructuring program announced in February 2022. No similar severance and restructuring expenses were incurred for the year ended December 31, 2023 as the restructuring program reached its conclusion in the fourth quarter of 2022. Further details can be found in Note 3, "Restructuring" in the Notes to Consolidated Financial Statements.
Goodwill and Long-Lived Asset Impairment
We perform our annual goodwill impairment testing in the fourth quarter of each year. For the years ended December 31, 2023 and 2022, no goodwill impairment was recognized.
We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. We did not record any impairment of long-lived assets for the years ended December 31, 2023 and 2022.
Refer to Note 1, "Organization and Significant Accounting Policies" and Note 7, "Goodwill, Capitalized Software Development and Intangible Assets, Net" in the Notes to Consolidated Financial Statements for further discussion.

Interest Income, Other Income (Expense) and Income Tax (Benefit) Expense
Interest Income
Interest income increased by $0.5 million for the year ended December 31, 2023, compared to 2022, primarily due to an increase in interest earned on the Company's cash balances and short-term investments, driven by higher interest rates from macroeconomic events.
Other Income
For the year ended December 31, 2022, other income was $0.2 million as compared to no other income for the year ended December 31, 2023.
Provision for (Benefit from) Income Taxes
The effects of foreign taxes are immaterial for all periods presented. The following provides the effective tax rate reconciliation for the years ended December 31, 2023, 2022 and 2021, respectively (See Note 10, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion on our income taxes):

(Dollars in thousands)	2023		2022		2021

Income (loss) before income taxes	$22,325		$997		$(27,332)

Income taxes computed at the federal statutory rate	$4,688	21.0%	$209	21.0%	$(5,740)	21.0%
State income taxes, net of federal benefit	1,343	6.0%	121	12.1%	(1,513)	5.5%
Change in valuation allowance	—	—%	(21,850)	(2,191.6)%	2,070	(7.6)%
Research and development and other tax credits	—	—%	(88)	(8.8)%	(808)	3.0%
Excess executive compensation	405	1.8%	231	23.1%	272	(1.0)%
Other	223	0.9%	518	52.0%	567	(2.1)%
Provision for (benefit from) income taxes	$6,659	29.8%	$(20,859)	(2,092.2)%	$(5,152)	18.8%
The provision for income taxes changed by $27.5 million for the year ended December 31, 2023, compared to 2022 primarily due to a reduction of the valuation allowance in 2022, as well as an increase in both federal and state income taxes stemming from higher income in 2023. Our investment in research and development in prior years qualified for the research and development income tax credit under Section 41 of the Internal Revenue Code. Unused research and development tax credits have a 20-year carryover and will provide future tax benefits once Spok’s net operating losses are fully utilized. We did not qualify for the research and development tax credits in 2023.
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
We maintained a valuation allowance of $2.3 million related to Federal Foreign Tax Credits and certain state net operating losses and state tax credits, as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
Refer to Note 1, "Organization and Significant Accounting Policies" and Note 10, "Income Taxes" in the Notes to Consolidated Financial Statements for further discussion.
Liquidity and Capital Resources

Cash and Cash Equivalents
At December 31, 2023, we held cash, cash equivalents and short-term investments of $32.0 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
In September 2023, we exercised an early termination option for the lease of our corporate headquarters in Alexandria, Virginia. Upon exercising the option, the lease term was reduced by two years, with a revised end date of September 30, 2024. As a result of the early termination, the Company paid a one-time termination fee of $0.7 million, reflected in our cash balances as of December 31, 2023. A reduction of $1.3 million was made to operating lease right-of-use assets, and a corresponding reduction of $2.0 million was made to non-current operating lease liabilities. The termination fee and remaining lease costs, totaling approximately $1.3 million, will be amortized to Severance and Restructuring over the remaining lease term between October 1, 2023 and September 30, 2024. Thereafter, we expect to save approximately $1.0 million annually as a result of this lease termination.
We anticipate relocation of our headquarters to the existing corporate location in Plano, Texas and do not expect material costs to be incurred as a result of this change. Approximately 30 employees will be impacted as a result of this decision. While these employees will formally transition to a remote work environment, this is largely consistent with how we have been operating since the onset of the COVID-19 pandemic in early 2020. While this decision was not made lightly, the Company expects to benefit greatly from the significant cash savings, greater flexibility for our employees and higher levels of productivity we have seen from the pre-existing work-from-home posture.
On February 21, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 15, 2024 and a payment date of March 29, 2024. This cash dividend of approximately $6.3 million is expected to be paid from available cash on hand.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at December 31, 2023, should be adequate to meet anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).

The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Net cash provided by operating activities	$26,184	$6,456	$7,968
Net cash (used in) provided by investing activities	(3,417)	11,257	(225)
Net cash used in financing activities	(26,677)	(26,221)	(11,753)
Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the year ended December 31, 2023, net cash provided by operating activities was $26.2 million, an increase of $19.7 million compared to 2022. This increase was primarily driven by net income of $15.7 million, accounts receivable of $2.6 million and non-cash items such as depreciation, amortization and accretion of $4.5 million, deferred income tax expense of $6.4 million and stock-based compensation of $4.1 million. These increases were partially offset by accounts payable of $5.2 million.
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
Investing Activities
For the year ended December 31, 2023, net cash used in investing activities was $3.4 million, primarily due to capital expenditures. For the year ended December 31, 2022, net cash provided by investing activities was $11.3 million, primarily due to the sale and purchase of U.S. treasury securities offset by capital expenditures.
Financing Activities
For the years ended December 31, 2023 and 2022, net cash used in financing activities was $26.7 million and $26.2 million, respectively, primarily due to cash distributions to stockholders of $25.6 million and $25.0 million, respectively.
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
In March 2021, we relocated our corporate headquarters to office space located in Alexandria, Virginia, consisting of approximately 26,000 square feet of space under a lease that was to expire on September 30, 2026. In September 2023, we exercised an early termination option that reduced the lease term by two years, with a revised end date of September 30, 2024.

The following table provides the Company's significant commitments and contractual obligations as of December 31, 2023:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$13,237	$4,822	$4,325	$2,602	$1,488
Unconditional purchase obligations	3,700	2,288	1,412	—	—
Total contractual obligations	$16,937	$7,110	$5,737	$2,602	$1,488
In January 2024, we entered into a three year contract to renew a subscription for a total value of $3.6 million for future subscription services. This contract was an early renewal of our existing subscription which is included at $0.8 million within less than 1 year payments due by period within the table above.
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
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, for the year ended December 31, 2023, the Company did not identify any probable losses.

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
Revenue Recognition
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and therefore accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises, and therefore, will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services, hardware and maintenance.
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
Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s Intellectual Property ("IP") as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. In most contracts, transfer of control for software licenses occurs in a short period of time after a contract has been executed and licenses are made electronically available.
Income Taxes
Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment, however, our methods, assumptions, and estimates used in assessing the need for a valuation allowance remained materially unchanged in 2023. We maintained a valuation allowance of $2.3 million related to federal foreign tax credits and certain state net operating losses as we do not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
Impairment of Goodwill, Long-Lived Assets and Intangible Assets Subject to Amortization
We are required to evaluate the carrying value of our goodwill, long-lived assets and intangible assets subject to amortization.

Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We generally perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. Significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium, if necessary. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information if available. Our methods, assumptions, and estimates used in assessing goodwill in a quantitative form remained materially unchanged in 2023. We recorded no impairment of goodwill for the years ended December 31, 2023, 2022 and 2021.
Quarterly, we assess whether circumstances exist which suggest that the carrying value of long-lived and amortizable intangible assets (asset groups) may not be recoverable. Similar to our quarterly assessment of goodwill, significant judgment is required in the determination of a triggering event given the qualitative nature of the assessment. We did not identify any triggering events for long-lived assets in 2023.
We did not record any impairment of long-lived assets or definite-lived intangible assets for the years ended December 31, 2023 and 2022. We recorded an impairment charge of $15.7 million related to capitalized software development for the year ended December 31, 2021 based on a triggering event identified in the fourth quarter of 2021.
Recent Accounting Pronouncements
Refer to Note 2, "Recent Accounting Standards," in the Notes to Consolidated Financial Statements for a summary of recent and pending accounting standards.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At December 31, 2023, we had no outstanding borrowings or associated debt service requirements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no reportable events.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal year. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Based on our evaluation under the 2013 Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which appears in this 2023 Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes made in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information called for by Items 10 through 14 is incorporated by reference from Spok’s definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than April 29, 2024.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following information required by this item is incorporated by reference from Spok’s definitive Proxy Statement for our 2024 Annual Meeting of Stockholders:
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled "Compensation Discussion and Analysis."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled "Security Ownership of Certain Beneficial Owners and Management."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled "Related Party Transactions and Code of Conduct." The information required by this item with respect to director independence is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled "Board of Directors and Governance Matters."
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from the section of Spok’s definitive Proxy Statement for our 2024 Annual Meeting of Stockholders entitled "Independent Registered Public Accounting Firm Fees."

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this 2023 Form 10-K:
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
February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent D. Kelly	Director, President and Chief Executive Officer (principal executive officer)	February 22, 2024
Vincent D. Kelly

/s/ Calvin C. Rice	Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2024
Calvin C. Rice

/s/ Christine M. Cournoyer	Chairman of the Board	February 22, 2024
Christine M. Cournoyer

/s/ Dr. Bobbie Byrne	Director	February 22, 2024
Dr. Bobbie Byrne

/s/ Randy Hyun	Director	February 22, 2024
Randy Hyun

/s/ Brett Shockley	Director	February 22, 2024
Brett Shockley

/s/ Todd Stein	Director	February 22, 2024
Todd Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Spok Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2006.

Arlington, Virginia
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Spok Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Spok Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 22, 2024

SPOK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$31,989	$35,754
Accounts receivable, net	23,314	26,861
Prepaid expenses	7,885	6,849
Other current assets	704	587
Total current assets	63,892	70,051
Non-current assets:
Property and equipment, net	7,321	8,223
Operating lease right-of-use assets	10,526	13,876
Goodwill	99,175	99,175
Deferred income tax assets, net	46,260	52,398
Other non-current assets	510	754
Total non-current assets	163,792	174,426
TOTAL ASSETS	$227,684	$244,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,969	$5,880
Accrued compensation and benefits	7,284	11,628
Deferred revenue	26,298	27,255
Operating lease liabilities	4,184	5,096
Other current liabilities	4,273	4,573
Total current liabilities	48,008	54,432
Non-current liabilities:
Asset retirement obligations	7,191	7,237
Operating lease liabilities	6,902	10,604
Other non-current liabilities	1,812	1,107
Total non-current liabilities	15,905	18,948
TOTAL LIABILITIES	63,913	73,380
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY:
Preferred stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	$—	$—
Common stock—$0.0001 par value; 75,000,000 shares authorized; 19,992,102 and 19,703,800 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	2	2
Additional paid-in capital	102,936	99,908
Accumulated other comprehensive loss	(1,764)	(1,909)
Retained earnings	62,597	73,096
TOTAL STOCKHOLDERS’ EQUITY	163,771	171,097
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,684	$244,477
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2023	2022	2021

Revenue:
Wireless revenue	$75,968	$75,622	$78,826
Software revenue	63,057	58,912	63,327
Total revenue	139,025	134,534	142,153
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	26,818	28,267	32,470
Research and development	10,549	13,625	17,514
Technology operations	25,843	27,412	28,844
Selling and marketing	16,350	16,296	21,083
General and administrative	33,168	37,796	43,531
Severance and restructuring	573	7,329	320
Depreciation, amortization and accretion	4,496	3,571	10,446
Capitalized software development impairment	—	—	15,663
Total operating expenses	117,797	134,296	169,871
Operating income (loss)	21,228	238	(27,718)
Interest income	1,099	592	320
Other (expense) income	(2)	167	66
Income (loss) before income taxes	22,325	997	(27,332)
(Provision for) benefit from income taxes	(6,659)	20,859	5,152
Net income (loss)	$15,666	$21,856	$(22,180)
Basic net income (loss) per common share	$0.79	$1.11	$(1.14)
Diluted net income (loss) per common share	$0.77	$1.09	$(1.14)
Basic weighted average common shares outstanding	19,953,747	19,672,423	19,404,477
Diluted weighted average common shares outstanding	20,343,912	19,991,202	19,404,477
Cash dividends declared per common share	$1.250	$1.250	$0.500
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Net income (loss)	$15,666	$21,856	$(22,180)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	145	(321)	(136)
Other comprehensive income (loss)	145	(321)	(136)
Comprehensive income (loss)	$15,811	$21,535	$(22,316)
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital and Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

Balance, January 1, 2021	19,094,452	$2	$90,328	$109,302	$199,632
Net loss	—	—	—	(22,180)	(22,180)
Issuance of common stock under the Employee Stock Purchase Plan	16,015	—	132	—	132
Issuance of restricted stock under the Equity Plan	373,612	—	—	—	—
Purchase of common stock for tax withholding	(172,594)	—	(1,860)	—	(1,860)
Amortization of stock-based compensation	—	—	7,239	—	7,239
Cash dividends declared	—	—	—	(10,117)	(10,117)
Issuance of common stock in lieu of cash compensation	169,944	—	—	—	—
Cumulative translation adjustment	—	—	(136)	—	(136)
Balance, December 31, 2021	19,481,429	$2	$95,703	$77,005	$172,710
Net income	—	—	—	21,856	21,856
Issuance of restricted stock under the Equity Plan	355,397	—	—	—	—
Purchase of common stock for tax withholding	(133,026)	—	(1,210)	—	(1,210)
Amortization of stock-based compensation	—	—	3,827	—	3,827
Cash dividends declared	—	—	—	(25,765)	(25,765)
Cumulative translation adjustment	—	—	(321)	—	(321)
Balance, December 31, 2022	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	15,666	15,666
Issuance of common stock under the Employee Stock Purchase Plan	23,422	—	210	—	210
Issuance of restricted stock under the Equity Plan	409,396	—	—	—	—
Purchase of common stock for tax withholding	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	4,063	—	4,063
Cash dividends declared	—	—	—	(26,165)	(26,165)
Cumulative translation adjustment	—	—	145	—	145
Balance, December 31, 2023	19,992,102	$2	$101,172	$62,597	$163,771
The accompanying notes are an integral part of these consolidated financial statements.

SPOK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Operating activities:
Net income (loss)	$15,666	$21,856	$(22,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	4,496	3,571	10,446
Capitalized software development impairment	—	—	15,663
Valuation allowance	—	(21,850)	—
Deferred income tax expense (benefit)	6,378	903	(5,483)
Stock-based compensation	4,063	3,827	7,239
Provisions for credit losses, service credits and other	950	1,777	1,162
Changes in assets and liabilities:
Accounts receivable	2,580	(1,757)	1,833
Prepaid expenses and other assets	(909)	(88)	2,594
Net operating lease liabilities	(1,264)	357	763
Accounts payable, accrued liabilities and other	(5,217)	(2,258)	(679)
Deferred revenue	(559)	118	(3,390)
Net cash provided by operating activities	26,184	6,456	7,968
Investing activities:
Purchases of property and equipment	(3,417)	(3,776)	(4,393)
Capitalized software development	—	—	(10,842)
Purchase of short-term investments	—	(14,967)	(44,990)
Maturity of short-term investments	—	30,000	60,000
Net cash (used in) provided by investing activities	(3,417)	11,257	(225)
Financing activities:
Cash distributions to stockholders	(25,642)	(25,011)	(10,025)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	210	—	132
Purchase of common stock for tax withholding on vested equity awards	(1,245)	(1,210)	(1,860)
Net cash used in financing activities	(26,677)	(26,221)	(11,753)
Effect of exchange rate on cash and cash equivalents	145	(321)	(136)
Net decrease in cash and cash equivalents	(3,765)	(8,829)	(4,146)
Cash and cash equivalents, beginning of period	35,754	44,583	48,729
Cash and cash equivalents, end of period	$31,989	$35,754	$44,583
Supplemental disclosure:
Income taxes paid (refunded)	$179	$223	$(126)
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
Revision of Previously Issued Financial Statements
During the three months ended June 30, 2023, the Company identified certain adjustments to correct an immaterial error related to the understatement of deferred revenue of approximately $1.0 million. These adjustments corrected an overstatement of the Company's software revenue in 2018 stemming from non-recurring activity associated with the implementation of a new financial system in 2017. Based on the Company's quantitative and qualitative analysis, the Company concluded that the adjustments were not material to any prior annual or interim periods.

To correct the immaterial error, the Company has revised the Consolidated Balance Sheet as of December 31, 2022, Consolidated Statement of Stockholders' Equity for the years ended December 31, 2022 and 2021, as well as the relevant footnotes, and other financial information as applicable, included herein to reflect the reduction in opening retained earnings and a corresponding increase to deferred revenue. There were no changes to previously issued total cash flows for any of the impacted periods.

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
Revenue Recognition
The majority of our revenues are derived from short-term contracts related to the sale of wireless paging services and software solutions. Our arrangements exist primarily with customers in the healthcare market and, to a lesser extent, state and federal governments, as well as large enterprise businesses.
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
We review each contract to determine whether to account for the various promises as one or more performance obligations. The assessment and determination of performance obligations for a given contract requires significant judgment. Wireless service contracts are generally considered to be a single promise and, therefore, accounted for as a single performance obligation. Contracts which include goods or services related to our software solutions and subscriptions are generally sold with multiple promises, and therefore, will often include multiple performance obligations. Material performance obligations related to the sale of our software solutions include software licenses, professional services, hardware and maintenance.
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
Our software licenses and hardware are generally recognized at a point in time when we have transferred control to the customer. For software licenses, revenue is not recognized until the related license(s) has been made available to the customer and the customer can begin to benefit from its right to use the license(s). Our software licenses represent a right to use Spok’s Intellectual Property ("IP") as it exists at a point in time at which the license is granted. Many of our software licenses have significant standalone functionality due to their ability to process a transaction or perform a function or task, and we do not need to maintain those products, once provided to the customer, for value to exist. While the functionality of IP that we license may substantively change during the license period, customers are not contractually or practically required to update their license as a result of those changes. In most contracts, transfer of control for software licenses occurs in a short period of time after a contract has been executed and licenses are made electronically available.
Contracts may be modified to account for changes in a project's scope or other customer requirements. Most of our contract modifications are for goods or services that are distinct from the existing contract. In these instances, the contract modification would either be recognized as an entirely new and separate contract or the modification would be treated as if it were a termination of the existing contract and the creation of a new contract, including all undelivered goods and services under the previous contract. Revenue would be recognized on a prospective basis and a cumulative catch-up would not be recognized.
Incremental Costs of Obtaining a Contract and Costs to Fulfill a Contract
Our incremental costs primarily relate to sales commissions. We capitalize commissions and proportionally recognize the related expense to revenue as it is recognized on the underlying performance obligations. Some of these costs may relate to specific future anticipated contracts, specifically future maintenance renewals, on which we do not pay commensurate sales commissions. We amortize commission costs proportionally with revenue, thus it is necessary for us to estimate future revenues when there are future anticipated contracts. We estimate future revenues based on anticipated renewal amounts over an expected useful life (e.g., the period over which we believe the initial sales commissions relate to future anticipated contracts). The expected useful life is based on a review of our product life cycles, customer upgrade patterns and the rate at which customers renew maintenance. Commission expense was $4.5 million, $4.0 million and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Commission expense is classified within the selling and marketing operating expenses category.

Leases
Operating lease right-of-use ("ROU") assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We have made an accounting policy election not to apply the recognition requirements of ASC 842, "Leases," to short-term leases. Those leases which have a term of less than 12 months will have lease payments recognized, in our Consolidated Statements of Operations, on a straight-line basis over the lease term. An optional renewal or termination is not recognized as part of the lease term unless we determine at lease inception that it is reasonably certain that we will exercise that option. The term reasonably certain is a high threshold for which pervasive evidence generally does not exist, and therefore, optional renewal periods are generally excluded from our ROU assets and lease liabilities until they have been exercised. Lease expense is recognized on a straight-line basis over the lease term.
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
Impairment of Goodwill, Long-Lived Assets, and Intangible Assets Subject to Amortization
Goodwill is not amortized but is evaluated for impairment at least annually, or when events or circumstances suggest a potential impairment has occurred. We perform this annual impairment test in the fourth quarter of the fiscal year. We evaluate goodwill for impairment between annual tests if indicators of impairment exist. The impairment test involves comparing the fair value of the reporting unit with its carrying value. An impairment charge is recognized for the amount that the carrying value exceeds the reporting unit's fair value. For purposes of the goodwill impairment evaluation, the Company as a whole is considered the reporting unit. The fair value of the reporting unit is estimated under a market-based approach using the fair value of the Company's common stock. The estimated fair value requires significant judgments, including timing and appropriateness of the price of common stock used (e.g., point-in-time application, simple moving average, exponential moving average), as well as application of an estimated control premium. The estimated control premium is based on a review of current and past market information published by a third-party resource, assessment of the Company's future projected discounted cash flows and other relevant information, if available.
We recorded no impairment of goodwill for the years ended December 31, 2023, 2022 and 2021.
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
We did not record any impairment of long-lived assets for the years ended December 31, 2023 and 2022, We recorded an impairment of $15.7 million related to capitalized software development for the year ended December 31, 2021.

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
The recognition of an asset retirement obligation requires that management make numerous assumptions regarding such factors as the cost and timing of deconstruction; the credit-adjusted risk-free rate to be used; inflation rates; and future advances in technology. The fair value of contractor fees to remove each asset, based on historical trend, is estimated to escalate by 3.0% each year through the terminal date. The total estimated liability is based on the estimated future value of those costs and the timing of deconstruction.
We believe these estimates are reasonable at the present time, but we can give no assurance that changes in technology, our financial condition, the economy or other factors would not result in higher or lower asset retirement obligations. Any variations from our estimates would generally result in a change in the assets and liabilities in equal amounts, and operating results would differ in the future by any difference in depreciation expense and accretion expense (see Note 6, "Consolidated Financial Statements' Components" and Note 8, "Asset Retirement Obligations" for additional details).
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

Deferred income tax assets and liabilities are calculated based on temporary differences between the financial statement values and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards at the enacted tax rates expected to apply to taxable income when taxes are actually paid or recovered. Changes in deferred income tax assets and liabilities are included as a component of deferred income tax expense. Deferred income tax assets represent amounts available to reduce future income taxes payable. We assess the recoverability of our deferred income tax assets, which represent the tax benefits of future tax deductions, based on available positive and negative evidence and by considering the adequacy of future taxable income from all sources, including prudent and feasible tax planning strategies. This assessment is required to determine whether, based on all available evidence, it is "more likely than not" (meaning a probability of greater than 50%) that all or some portion of our deferred income tax assets will be realized in future periods. We provide a valuation allowance when we consider it "more likely than not" that a deferred income tax asset will not be fully recovered. The assessment of our deferred income tax assets requires significant judgment. We reduced the valuation allowance by $21.9 million, as of December 31, 2022, based on the assessment completed, utilizing our annual long-range planning and forecasting updates. The Company maintained a valuation allowance of $2.3 million related to federal foreign tax credits and certain state net operating losses and credits as the Company does not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions fail to meet the "more likely than not" threshold based on the technical merits of the positions. We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes. The assessment of an uncertain tax position requires significant judgment. We had no uncertain tax positions for the periods ended December 31, 2023 and 2022 (see Note 10, "Income Taxes," for additional details).
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
In accordance with ASC 350-40, Internal-Use Software, certain software development costs were capitalized while in the application development stage related to software developed for internal use or software sold in a Software as a Service ("SaaS") arrangement. This included certain development costs for our integrated communications and collaboration platform, Spok Go®, prior to our new strategic business plan in February 2022 that discontinued Spok Go. These costs qualified for capitalization beginning in the first quarter of 2020. All other costs incurred during the preliminary project stage or the post-implementation stage were expensed as incurred. Significant judgment was required when assessing costs and determining whether they fell within the preliminary project, application development, or post-implementation stage that determined whether the associated costs were expensed as incurred or capitalized. With the discontinuation of Spok Go in 2022, no software development costs were capitalized in 2023.
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

Advertising Expenses
Advertising costs are charged to operations when incurred. Advertising costs are classified as selling and marketing expenses. Advertising expenses were $0.7 million, $1.0 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Concentrations of Credit Risk
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
Accounts receivable are typically unsecured and are derived from revenue earned from customers across different geographic locations, primarily within the U.S. We perform ongoing credit evaluations of our customers, and generally do not require collateral. We maintain an allowance for estimated credit losses. During the years ended December 31, 2023, 2022 and 2021, our bad debt expenses were $0.3 million, $1.2 million and $0.7 million, respectively. In the event that accounts receivable collection cycles deteriorate, our operating results and financial position could be adversely affected. No customer represented 10% or more of total revenue or accounts receivable during the years ended December 31, 2023, 2022 and 2021.
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

Financial instruments including cash and cash equivalents, accounts receivable and accounts payable all have fair values that approximate their carrying values at December 31, 2023 and 2022 due to their short maturities.
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
For the year ended December 31, 2022, the Company incurred total severance and restructuring costs of $7.3 million, which are included within the Consolidated Statement of Operations. These costs are as follows:

For the Year Ended December 31,
(Dollars in thousands)	2022

Severance and personnel related costs	$6,006
Contractual terminations	1,323
Total severance and restructuring costs	$7,329
As of December 31, 2023, there were no outstanding restructuring-related liabilities. A summary of activities for the years ended December 31, 2023 and 2022 for restructuring-related liabilities associated with the strategic business plan, which is included within accrued compensation and benefits and other current liabilities within the Consolidated Balance Sheet, is as follows:

(Dollars in thousands)	Total

Balance at December 31, 2021	$—
Restructuring and other charges	6,649
Payments	(4,286)
Non-cash adjustment	(155)
Balance at December 31, 2022	$2,208
Payments	(2,199)
Non-cash adjustment	(9)
Balance at December 31, 2023	$—

NOTE 4 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.
The following table presents our revenues disaggregated by revenue type:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Revenue:
Paging revenue	$73,135	$73,323	$75,845
Product and other revenue	2,833	2,299	2,981
Wireless revenue	$75,968	$75,622	$78,826

License	$8,721	$7,202	$5,917
Professional services	14,694	12,565	17,161
Hardware	2,675	2,211	2,267
Operations revenue	26,090	21,978	25,345
Maintenance	36,967	36,934	37,982
Software revenue	$63,057	$58,912	$63,327
Total revenue	$139,025	$134,534	$142,153
The Company is currently structured as a single operating (and reportable) segment, a clinical communication and collaboration business. The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the years ended December 31, 2023, 2022 and 2021. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Revenue:
United States	$135,804	$130,380	$138,265
International	3,221	4,154	3,888
Total revenue	$139,025	$134,534	$142,153
Deferred Revenues
Our deferred revenues represent payments made to, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the year ended December 31, 2023, are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Revenue Recognized	December 31, 2023

Deferred Revenue	$27,505	$61,378	$(61,937)	$26,946
During the year ended December 31, 2023, the Company recognized $23.8 million of revenue related to amounts deferred as of December 31, 2022.

Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the year ended December 31, 2023, are as follows:

(Dollars in thousands)	December 31, 2022	Additions	Commissions Recognized	December 31, 2023

Prepaid Commissions	$1,745	$5,057	$(4,517)	$2,285
Prepaid commissions are included within prepaid expenses in the Consolidated Balance Sheets and commissions expense is included within Selling and marketing on the Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of consideration allocated to remaining performance obligations at December 31, 2023 was $56.2 million. We expect to recognize approximately $38.4 million of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

In May 2022, we extended 23 site leases on a Master License Agreement, which included a term of 10 years with an option to terminate within 45 days of notification of termination. At that time, we recorded a $2.9 million right-of-use asset and a corresponding operating lease liability for these leases.

In December 2022, we modified an office lease to reduce the leased space and optimize costs, which resulted in a reduction of $1.8 million in right-of-use assets and corresponding operating lease liabilities.
In September 2023, we exercised an early termination option for the lease of our corporate headquarters in Alexandria, Virginia. Upon exercising the option, the lease term was reduced by two years, with a revised end date of September 30, 2024. As a result of the early termination, the Company paid a one-time termination fee of $0.7 million, reflected in our cash balance as of December 31, 2023. A reduction of $1.3 million was made to right-of-use assets, and a corresponding reduction of $2.0 million was made to non-current operating lease liabilities. For additional details, please refer to our discussion on this topic under "Liquidity and Capital Resources" within the Management's Discussion and Analysis of Financial Condition and Results of Operations.
Lease costs are included in Technology Operations and General and Administrative expenses on the Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Operating lease cost	$4,572	$6,063	$6,221
Short-term lease cost	9,267	9,916	10,529
Total lease cost	$13,839	$15,979	$16,750

The following table presents supplemental cash flow information:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$5,995	$5,708	$5,625

The following table presents the weighted average remaining lease term and discount rate:

	December 31,
(Dollars in thousands)	2023	2022	2021

Weighted-average remaining lease term - operating leases (in years)	4.20	5.00	4.73
Weighted-average discount rate - operating leases	5.84%	4.39%	4.44%
Maturities of lease liabilities as of December 31, 2023, were as follows:

(Dollars in thousands)	For the Year Ended December 31,

2024	$4,184
2025	2,404
2026	1,921
2027	1,460
2028	1,142
Thereafter	1,488
Total future lease payments	12,599
Imputed interest	(1,513)
Total	$11,086

NOTE 6 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation, Amortization and Accretion
Depreciation, amortization and accretion consisted of the following for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Depreciation
Leasehold improvements	$87	$64	$88
Asset retirement costs	(261)	(702)	(87)
Paging and computer equipment	3,792	3,289	3,797
Furniture, fixtures and vehicles	222	240	258
Total depreciation	3,840	2,891	4,056
Amortization
Intangible assets	—	—	417
Capitalized software development costs	—	—	5,357
Total amortization	—	—	5,774
Accretion	656	680	616
Total depreciation, amortization and accretion expense	$4,496	$3,571	$10,446

Accounts Receivable, net
Accounts receivable was recorded net of an allowance of $1.6 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. Accounts receivable, net, included $6.0 million and $5.9 million of unbilled receivables for the years ended December 31, 2023 and 2022, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, net
Property and equipment, net consisted of the following for the periods stated:

	Useful Life (In Years)	For the Year Ended December 31,
(Dollars in thousands)		2023	2022

Leasehold improvements	lease term	$2,202	$2,497
Asset retirement costs	1-5	3,722	3,848
Paging and computer equipment	1-5	86,332	88,427
Furniture, fixtures and vehicles	3-5	3,129	3,289
Total property and equipment		95,385	98,061
Accumulated depreciation		(88,064)	(89,838)
Total property and equipment, net		$7,321	$8,223

For purposes of assessing our asset retirement costs, we completed a review of the estimated useful life of our transmitter assets during the fourth quarter of 2023 (that are part of paging and computer equipment). This review was based on the results of our long-range planning and network rationalization process and indicated that the expected useful life of the last tranche of the transmitter assets was no longer appropriate. As a result of that review, the expected useful life of the final tranche of transmitter assets was extended from 2027 to 2028. This change resulted in a revision of the expected future depreciation expense for the transmitter assets and an immaterial impact on the consolidated financial statements beginning in 2024. We believe these estimates remain reasonable at the present time, but we can give no assurance that changes in technology, customer usage patterns, our financial condition, the economy or other factors would not result in changes to our transmitter decommissioning plans. Any further variations from our estimates could result in a change in the expected useful lives of the underlying transmitter assets and operating results could differ in the future by any difference in depreciation expense. The extension of the depreciable life was accounted for as a change in accounting estimate.
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
As of December 31, 2023, we had goodwill of $99.2 million, which includes accumulated impairment losses of $33.9 million. There was no change in goodwill as compared to December 31, 2022.
Capitalized Software Development
Capitalized software development was amortized on a straight-line basis over the estimated useful life of the asset, typically three years. With the discontinuation of Spok Go, we had no capitalized software development costs or resulting amortization for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, capitalized software development costs were $10.8 million with related amortization expense of $5.4 million.

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
Intangible Assets
There were no remaining amortizable intangible assets at December 31, 2023 and 2022. Intangible assets related primarily to customer relationships with an original gross carrying amount of $25.0 million, were being amortized over a period of 10 years and became fully amortized during the quarter ended March 31, 2021. We did not record an impairment of our intangible assets during the years ended December 31, 2023, 2022 and 2021.
NOTE 8 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities for the periods stated were as follows:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2021	$130	$6,355	$6,485
Accretion	138	542	680
Amounts paid	(288)	—	(288)
Additions	70	533	603
Reclassifications	193	(193)	—
Balance as of December 31, 2022	243	7,237	7,480
Accretion	(4)	660	656
Amounts paid	(243)	—	(243)
Additions	(33)	(463)	(496)
Reclassifications	243	(243)	—
Balance as of December 31, 2023	$206	$7,191	$7,397
Increases and reductions other than accretion, reclassification and amounts paid primarily relate to changes in estimates of the underlying liability, specifically related to updates in estimated costs to remove a transmitter and the estimated timing of removal. Estimated removal costs and timing refinements due to ongoing network rationalization activities are expected to accrete to a total liability of $8.9 million.
Additional information regarding asset retirement costs and accretion expense can be found in Note 6, "Consolidated Financial Statements' Components."
NOTE 9 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At December 31, 2023 and 2022, we had no stock options outstanding.
At December 31, 2023 and 2022, there were 19,992,102 and 19,703,800 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
For the years ended December 31, 2023 and 2022, our Board of Directors declared cash dividends of $1.25 per share of our outstanding common stock, compared to $0.50 per share for the year ending December 31, 2021. Dividends declared that relate to unvested RSUs and unvested shares of restricted stock are accrued for and paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited RSUs and restricted stock are also forfeited. Cash dividends paid as disclosed in the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 included previously declared cash dividends on vested RSUs and on shares of vested restricted stock issued to non-executive members of our Board of Directors.
On February 21, 2024, the Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock, with a record date of March 15, 2024 and a payment date of March 29, 2024. This cash dividend of approximately $6.3 million is expected to be paid from available cash on hand.
Common Stock Repurchase Program
In February 2022, our Board of Directors authorized the repurchase of up to $10.0 million of our common stock. This repurchase authority allows us, at management’s discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
The Company did not repurchase any of its common stock during 2023, 2022 or 2021.
Net Income and Net Loss per Common Share
Basic net income and net loss per common share is computed on the basis of the weighted average common shares outstanding. Diluted net income and net loss per common share is computed on the basis of the weighted average common shares outstanding plus the effect of all potentially dilutive common shares, including unvested and outstanding equity awards. The components of basic and diluted net income and net loss per common share were as follows for the periods stated:

	For the Year Ended December 31,
(In thousands, except for share and per share amounts)	2023	2022	2021

Numerator:
Net income (loss)	$15,666	$21,856	$(22,180)

Denominator:
Basic weighted average common shares outstanding	19,953,747	19,672,423	19,404,477
Diluted weighted average common shares outstanding	20,343,912	19,991,202	19,404,477
Basic net income (loss) per common share	$0.79	$1.11	$(1.14)
Diluted net income (loss) per common share	$0.77	$1.09	$(1.14)
For the years ended December 31, 2023, 2022 and 2021, the following securities were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	For the Year Ended December 31,
	2023	2022	2021

Restricted stock units	—	—	371,194
Share-Based Compensation Plans
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “Equity Plan”) that our stockholders subsequently approved on July 28, 2020. At July 28, 2020, a total of 1,699,950 shares of common stock had been reserved for issuance under the Equity Plan.
On April 10, 2023, our Board of Directors adopted an amendment and restatement of the Equity Plan to increase the number of shares available for issuance by 1,000,000 shares that our stockholders subsequently approved on July 25, 2023. At July 25, 2023, a total of 1,268,444 shares of common stock had been reserved for issuance under the Equity Plan.
Awards under the Equity Plan may be in the form of stock options, restricted common stock, RSUs, performance awards, dividend equivalents, stock payment awards, deferred stock, deferred stock units ("DSUs"), stock appreciation rights or other stock or cash-based awards.

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
The following table summarizes the activities under the Equity Plan from January 1, 2021 through December 31, 2023:

Activity

Total equity securities available at January 1, 2021	1,699,314
Less: stock issued in lieu of cash compensation	(169,944)
Less: RSU and restricted stock awarded to eligible employees, net of forfeitures	(539,241)
Total equity securities available at December 31, 2021	990,129
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(307,077)
Total equity securities available at December 31, 2022	683,052
Plus: Additional shares available for issuance under the Equity Plan	1,000,000
Less: RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(407,348)
Total equity securities available at December 31, 2023	1,275,704
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the Equity Plan for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value per Share

Unvested at January 1, 2023	1,015,749	$10.25
Granted	471,272	8.46
Vested	(387,829)	11.09
Forfeited	(63,924)	10.28
Unvested at December 31, 2023	1,035,268	$9.12
Of the 1,035,268 unvested RSUs, DSUs and restricted stock outstanding at December 31, 2023, 533,494 RSUs include contingent performance requirements for vesting purposes. At December 31, 2023, there was $2.8 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.5 years.
During the years ended December 31, 2022 and 2021, the Company granted 464,572 and 657,492 RSUs, respectively, with a weighted-average grant date fair value of $8.63 and $11.02 per share, respectively. The fair value of RSUs that vested was $3.4 million for the year ended December 31, 2023 and $3.8 million for the years ended December 31, 2022 and December 31, 2021, based on the closing price of the Company's common stock at the vesting date.
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
For the year ended December 31, 2023, 23,422 shares of the Company's stock were purchased for a total price of $210 thousand, as compared to no shares purchased for the year ended December 31, 2022.
The following table summarizes the activities under the ESPP from January 1, 2021, through December 31, 2023:

Activity

Total ESPP equity securities available at January 1, 2021	149,199
Less: common stock purchased by eligible employees	(16,015)
Total ESPP equity securities available at January 1, 2022	133,184
Less: common stock purchased by eligible employees	—
Total ESPP equity securities available at January 1, 2023	133,184
Less: common stock purchased by eligible employees	(23,422)
Total ESPP equity securities available at December 31, 2023	109,762
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
Stock-Based Compensation Expense
Compensation expense associated with common stock, RSUs and restricted stock was recognized based on the grant date fair value of the instruments, over the instruments’ vesting period. The following table reflects stock-based compensation expense for the periods stated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Performance-based RSUs	$1,809	$1,559	$1,608
Time-based RSUs and restricted stock	2,192	2,260	3,754
Equity in lieu of salary	—	—	1,845
ESPP	62	8	32
Total stock-based compensation	$4,063	$3,827	$7,239

NOTE 10 - INCOME TAXES
The significant components of our (provision for) benefit from income taxes attributable to current operations for the periods stated were as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021

Income (loss) before income taxes	$22,325	$997	$(27,332)

Current:
Federal tax	$—	$—	$—
State tax	299	38	48
Foreign tax	(17)	50	283
Total current	282	88	331
Deferred:
Federal tax	5,099	(20,642)	(4,178)
State tax	1,010	25	(1,561)
Foreign tax	268	(330)	256
Total deferred	6,377	(20,947)	(5,483)
Provision for (benefit from) income taxes	$6,659	$(20,859)	$(5,152)
Foreign income before income tax (benefit) expense is immaterial to consolidated income before income tax (benefit) expense. The following table summarizes the principal elements of the difference between the United States federal statutory rate of 21% and our effective tax rate for the years ended December 31, 2023, 2022 and 2021:

(Dollars in thousands)	2023		2022		2021

Income (loss) before income taxes	$22,325		$997		$(27,332)

Income taxes computed at the federal statutory rate	$4,688	21.0%	$209	21.0%	$(5,740)	21.0%
State income taxes, net of federal benefit	1,343	6.0%	121	12.1%	(1,513)	5.5%
Change in valuation allowance	—	—%	(21,850)	(2,191.6)%	2,070	(7.6)%
Research and development and other tax credits	—	—%	(88)	(8.8)%	(808)	3.0%
Excess executive compensation	405	1.8%	231	23.1%	272	(1.0)%
Other	223	0.9%	518	52.0%	567	(2.1)%
Provision for (benefit from) income taxes	$6,659	29.8%	$(20,859)	(2,092.2)%	$(5,152)	18.8%
The anticipated effective income tax rate is expected to continue to differ from the federal statutory rate primarily due to the effect of state income taxes and permanent differences between book and taxable income. The earnings of non-U.S. subsidiaries are deemed to be indefinitely reinvested in non-U.S. operations.

The components of deferred income tax assets at December 31, 2023 and 2022 were as follows:

	December 31,
(Dollars in thousands)	2023	2022

Capitalized research and development costs	$12,706	$13,862
Net operating loss carryforward	22,959	25,710
Property and equipment	3,445	4,142
Accrued liabilities, reserves and other expenses	2,781	3,877
Research and development credits	6,430	6,430
Tax credits	681	717
Stock-based compensation	1,733	1,834
Operating lease liabilities	2,831	3,999
Other	167	120
Gross deferred income tax assets	53,733	60,691
Deferred income tax liabilities:
Intangible assets	(2,299)	(2,269)
Right-of-use assets	(2,688)	(3,534)
Prepaid and other expenses	(158)	(162)
Gross deferred income tax liabilities	(5,145)	(5,965)
Net deferred income tax assets	48,588	54,726
Valuation allowance	(2,328)	(2,328)
Total deferred income tax assets	$46,260	$52,398
Net Operating Losses and Tax Credits
As of December 31, 2023, we had approximately $99.4 million of federal net operating losses available to offset future taxable income, of which approximately $54.4 million were with expiration dates through 2030 and $45.0 million that were indefinite lived.

As of December 31, 2023, we had approximately $40.0 million of state net operating losses available to offset future taxable income, of which approximately $37.5 million were with expiration dates through 2043 and $2.5 million that were indefinite lived.

As of December 31, 2023, we had approximately $6.4 million of research and development tax credit carryforwards that expire in varying amounts with expiration dates between 2030 through 2042.
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
Prior to 2022, the cumulative loss incurred by the Company over the prior three-year period, constituted a piece of objective negative evidence which limited our ability to consider other subjective evidence. In 2022, the completion of restructuring efforts and our expected return to profitability (as indicated by income generated before income taxes in 2022), we eliminated costs that had resulted in our cumulative loss over the prior three-year period, that are not present in our current operating posture or future forecasts. As a result, we determined the negative evidence presented by a cumulative loss position to be weighted less in our assessment compared to positive evidence from our historical core operating results and future projections. Additionally, we considered there to be lower forecast uncertainty as a result of our new strategy and lessening impacts of the COVID-19 pandemic, such that we believe that positive evidence from our projections of future profitability to be weighted more heavily in our assessment of the recoverability of our deferred income tax assets. Based on the assessment completed, utilizing our annual long-range planning and forecasting updates, traditionally completed in the fourth quarter of each year, we reduced the valuation allowance by $21.9 million during the year ended December 31, 2022.

The Company maintained a valuation allowance of $2.3 million as of December 31, 2023 and 2022 related to Federal Foreign Tax Credits and certain state net operating losses and state tax credits, as the Company does not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
Income Tax Audits
The 2020, 2021 and 2022 federal and state income tax returns are within the statute of limitations (“SOL”) and are currently not under examination by any Federal or state tax authority. The federal SOL generally expire three years following the filing of the return or in some cases three years following the utilization or expiration of net operating loss carry forwards.
We operate in all states and the District of Columbia and are subject to various state income and franchise tax audits. The states’ SOL varies from three to four years from the later of the due date of the return or the date filed. We usually file our federal and all state and local income tax returns on or before September 15 of the following year; therefore, the SOL for those states with a three-year SOL is open for calendar years ending 2020 through 2022, and for the four-year SOL states, the SOL is open for years ending from 2019 through 2022.
NOTE 11 - COMMITMENTS AND CONTINGENCIES
Contractual Obligations
We had no significant commitments and contractual obligations as of December 31, 2023.
In January 2024, we entered into a three year contract to renew a subscription for a total value of $3.6 million for future subscription services.
Other Commitments
We have various LOCs outstanding with multiple state agencies which are considered to be immaterial to the consolidated financial statements. The LOCs typically have one to three-year contract requirements and contain automatic renewal terms.
Loss Contingencies
The Company evaluates contingencies on an ongoing basis and establishes loss provisions for matters in which losses are probable and the amount of loss can be reasonably estimated. As part of this evaluation, no loss contingencies were identified for the years ended December 31, 2023 and 2022. For the year ended December 31, 2021, we recognized a loss of $0.9 million in the fourth quarter of 2021 related to the minimum remaining contractual obligation for a license and service contract classified as a research and development cost on the Consolidated Statement of Operations.
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

Future minimum lease payments under non-cancelable operating leases at December 31, 2023, were as follows:

(Dollars in thousands)	Operating Leases
For the Year Ended December 31,

2024	$4,822
2025	2,404
2026	1,921
2027	1,460
2028	1,142
Thereafter	1,488
Total	$13,237
These leases typically include renewal options and escalation clauses. Where material, we recognize rent expense on a straight-line basis over the lease period.
Total rent expense under operating leases for the years ended December 31, 2023, 2022 and 2021 was approximately $13.8 million, $16.0 million and $16.8 million, respectively.
NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company has a savings plan in the U.S., the Spok Holdings, Inc. Savings and Retirement Plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may elect to contribute a percentage of their wages, subject to certain limitations. Matching contributions under the savings plan were approximately $1.2 million for the years ended December 31, 2023 and 2022 and $1.6 million for year ended December 31, 2021.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors, who was appointed at the beginning of 2020, serves as Chief Information Officer for an entity that is also a customer of the Company. For the years ended December 31, 2023, 2022 and 2021, we recognized revenues of $0.7 million, $0.6 million and $1.0 million, respectively, related to contracts from the entity at which the individual is employed.

SCHEDULE II
SPOK HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Credit Losses, Service Credits and Other	Balance at the Beginning of the Period	Charged to Operations	Write-offs	Balance at the End of the Period
(Dollars in thousands)

Year ended December 31, 2023	$1,808	$481	$(699)	$1,590
Year ended December 31, 2022	$1,442	$1,268	$(902)	$1,808
Year ended December 31, 2021	$1,669	$573	$(800)	$1,442

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-32358	3.1	7/8/2014
3.2	Fourth Amended and Restated Bylaws of Spok Holdings, Inc dated October 26,2022.	8-K	001-32358	3.1	10/28/2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Spok Holdings, Inc.	8-K	001-32358	3.1	9/3/2021
4.1*	Specimen of common stock certificate, par value $0.0001 per share	S-4/A	333-115769	4.1	10/6/2004
4.2	Description of securities registered under Section 12 of the Securities Exchange Act of 1934	10-K	001-32358	4.3	2/17/2022
10.1	Form of Indemnification Agreement for executive officers of Spok, Holding Inc.	10-Q	001-32358	10.1	10/25/2018
10.2*	Form of Director’s Indemnification Agreement	10-Q	001-32358	10.24	10/30/2008
10.3†	NEO Severance and Change in Control Document	10-Q	001-32358	10.2	4/27/2017
10.4†	Form of Executive Severance and Change in Control Agreement	8-K	001-32358	10.1	8/16/2023
10.5†	Spok Holdings, Inc. Severance Pay Plan and Summary Plan Description (For certain C-Level, not including CEO) (amended and restated)	10-K	001-32358	10.18	3/2/2017
10.6†	Spok Holdings, Inc. Amended and Restated 2020 Equity Incentive Award Plan	DEF 14A	001-32358	A	4/28/2023
10.7†	Restricted Stock Unit Grant Notice for the Spok Holdings, Inc. 2020 Equity Incentive Award Plan	10-K	001-32358	10.21	2/18/2021
10.8†	Exhibits to Spok Holdings, Inc., 2021 Long-Term Incentive Plan for the 2021-2023 performance period.					Filed
10.9†	Spok Holdings, Inc. 2020 Short-Term Incentive Plan	10-K	001-32358	10.16	2/27/2020
10.10†	Spok Holdings, Inc. 2021 Short-Term Incentive Plan	10-K	001-32358	10.16	2/18/2021
10.11†	Spok Holdings, Inc. 2022 Short-Term Incentive Plan	10-K	001-32358	10.15	2/17/2022
10.12†	Spok Holdings, Inc. 2023 Short-Term Incentive Plan	10-K	001-32358	10.15	2/23/2023
10.13†	Spok Holdings, Inc. 2024 Short-Term Incentive Plan					Filed
10.14†	Employment Agreement, between Spok Holdings, Inc. and Vince D. Kelly, dated as of January 1, 2019	8-K	001-32358	10.1	1/4/2019
10.15†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of February 16, 2022	10-Q	001-32358	10.1	4/28/2022
10.16†	Employment Agreement Extension Letter, by and between Spok Holdings, Inc. and Vincent D. Kelly, dated as of October 10, 2023	8-K	001-32358	10.1	10/10/2023
10.17	Voting and Standstill Agreement, dated March 20, 2022, by and between Spok Holdings, Inc., Braeside Investments, LLC, Braeside Capital, L.P. and Braeside Capital II, L.P.	8-K	001-32358	10.1	3/21/2022
10.18	Spok Holdings, Inc. Deferred Compensation Plan For Non-Employee Directors	10-K	001-32358	10.23	2/18/2021
21.1	Subsidiaries of the Company	10-K	001-32358	21	3/1/2018
23.1	Consent of Grant Thornton LLP					Filed

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	Filed
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350	Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	Furnished
97.1	Spok Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation	Filed
101.INS	Inline XBRL Instance Document - the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document**	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema**	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation**	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition**	Filed
101.LAB	Inline XBRL Taxonomy Extension Labels**	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation**	Filed
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101)	Filed
* On July 8, 2014, the Company changed its name from USA Mobility, Inc. to Spok Holdings, Inc.
**    The financial information contained in these XBRL documents is unaudited.
†    Denotes a management contract or compensatory plan or arrangement.