Form 10-Q
period 2024-03-31
Spok Holdings, Inc
filed 2024-05-02
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,245,682 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of April 26, 2024.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,340	$31,989
Accounts receivable, net	21,722	23,314
Prepaid expenses	7,198	7,885
Other current assets	672	704
Total current assets	52,932	63,892
Non-current assets:
Property and equipment, net	7,306	7,321
Operating lease right-of-use assets	9,803	10,526
Goodwill	99,175	99,175
Deferred income tax assets, net	45,348	46,260
Other non-current assets	451	510
Total non-current assets	162,083	163,792
Total assets	$215,015	$227,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,809	$5,969
Accrued compensation and benefits	3,419	7,284
Deferred revenue	24,998	26,298
Operating lease liabilities	3,773	4,184
Other current liabilities	3,890	4,273
Total current liabilities	39,889	48,008
Non-current liabilities:
Asset retirement obligations	7,205	7,191
Operating lease liabilities	6,630	6,902
Other non-current liabilities	1,122	1,812
Total non-current liabilities	14,957	15,905
Total liabilities	54,846	63,913
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	101,656	102,936
Accumulated other comprehensive loss	(1,722)	(1,764)
Retained earnings	60,233	62,597
Total stockholders’ equity	160,169	163,771
Total liabilities and stockholders' equity	$215,015	$227,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
(Unaudited and in thousands except share and per share amounts)	2024	2023

Revenue:
Wireless revenue	$18,595	$19,028
Software revenue	16,314	14,152
Total revenue	34,909	33,180
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,139	6,536
Research and development	2,951	2,493
Technology operations	6,299	6,587
Selling and marketing	4,149	3,901
General and administrative	7,984	7,700
Depreciation and accretion	1,068	1,236
Severance and restructuring	428	10
Total operating expenses	30,018	28,463
Operating income	4,891	4,717
Interest income	254	272
Other (expense) income	(2)	53
Income before income taxes	5,143	5,042
Provision for income taxes	(907)	(1,925)
Net income	$4,236	$3,117
Basic net income per common share	$0.21	$0.16
Diluted net income per common share	$0.21	$0.15
Basic weighted average common shares outstanding	20,170,548	19,897,445
Diluted weighted average common shares outstanding	20,446,587	20,182,692
Cash dividends declared per common share	$0.3125	$0.3125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2024	2023

Net income	$4,236	$3,117
Other comprehensive income, net of tax:
Foreign currency translation adjustments	42	12
Other comprehensive income	42	12
Comprehensive income	$4,278	$3,129

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2023	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	3,117	3,117
Issuance of restricted stock under the Equity Plan	382,568	—	—	—	—
Purchase of common stock for tax withholding	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	936	—	936
Cash dividends declared	—	—	—	(6,549)	(6,549)
Cumulative translation adjustment	—	—	12	—	12
Balance at March 31, 2023	19,941,852	$2	$97,702	$69,664	$167,368

Balance at January 1, 2024	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	4,236	4,236
Issuance of restricted stock under the Equity Plan	396,771	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	1,148	—	1,148
Cash dividends declared	—	—	—	(6,600)	(6,600)
Cumulative translation adjustment	—	—	42	—	42
Balance at March 31, 2024	20,237,847	$2	$99,934	$60,233	$160,169

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(Unaudited and in thousands)	2024	2023

Operating activities:
Net income	$4,236	$3,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	1,068	1,236
Deferred income tax expense	902	1,886
Stock-based compensation	1,148	936
Provisions for credit losses, service credits and other	272	29
Changes in assets and liabilities:
Accounts receivable	1,318	4,187
Prepaid expenses and other assets	779	(282)
Net operating lease liabilities	41	(197)
Accounts payable, accrued liabilities and other	(6,405)	(6,680)
Deferred revenue	(1,361)	(1,621)
Net cash provided by operating activities	1,998	2,611
Investing activities:
Purchases of property and equipment	(875)	(649)
Net cash used in investing activities	(875)	(649)
Financing activities:
Cash distributions to stockholders	(7,386)	(6,933)
Purchase of common stock for tax withholding on vested equity awards	(2,428)	(1,245)
Net cash used in financing activities	(9,814)	(8,178)
Effect of exchange rate on cash and cash equivalents	42	12
Net decrease in cash and cash equivalents	(8,649)	(6,204)
Cash and cash equivalents, beginning of period	31,989	35,754
Cash and cash equivalents, end of period	$23,340	$29,550
Supplemental disclosure:
Income taxes paid (refunded)	$5	$(6)

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
The financial information included herein, other than the Condensed Consolidated Balance Sheet as of December 31, 2023, is unaudited. The Condensed Consolidated Balance Sheet as of December 31, 2023, has been derived from, but does not include all, the disclosures contained in the audited Consolidated Financial Statements as of and for the year ended December 31, 2023.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). The Condensed Consolidated Statements of Operations for the interim periods presented are not necessarily indicative of the results that may be expected for a full year.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets, goodwill, accounts receivable allowances, revenue recognition, depreciation expense, asset retirement obligations and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
NOTE 2 - RISKS AND OTHER IMPORTANT FACTORS
See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q (“Quarterly Report”) and "Item 1A. Risk Factors" of Part I of the 2023 Annual Report, which describe key risks associated with our operations and industry.
NOTE 3 - RECENT ACCOUNTING STANDARDS
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within segment profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted, and retrospective applications is required. This ASU will likely result in additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and the income taxes paid. The update is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES UPDATE
Our significant accounting policies are detailed in Note 1, “Organization and Significant Accounting Policies” of the 2023 Annual Report.
NOTE 5 - REVENUE, DEFERRED REVENUE AND PREPAID COMMISSIONS
Wireless Revenue
Wireless revenue consists of two primary components: paging revenue and product and other revenue. Paging revenue consists primarily of recurring fees associated with the provision of messaging services and fees for paging devices and is net of a provision for service credits. Product and other revenue reflects system sales, sales of paging devices and charges for devices that are not returned and are net of anticipated credits. Our core offering includes subscriptions to one-way or two-way messaging services for a periodic (monthly, quarterly, semiannual, or annual) service fee. This is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. A subscriber to one-way messaging services may select coverage on a local, regional or nationwide basis to best meet their messaging needs. Two-way messaging is generally offered on a nationwide basis. See Item 1. “Business,” in the 2023 Annual Report for more details.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of hardware that facilitates the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is generated from our ongoing support of our software solutions or related equipment and access to when-and-if available software updates. Maintenance is generally purchased and renewed on an annual basis.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Revenue:
Paging revenue	$17,970	$18,525
Product and other revenue	625	503
Wireless revenue	$18,595	$19,028

License	$2,626	$1,618
Professional services	4,025	3,239
Hardware	384	356
Operations revenue	7,035	5,213
Maintenance	9,279	8,939
Software revenue	$16,314	$14,152
Total revenue	$34,909	$33,180
The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three months ended March 31, 2024, and 2023. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023

United States	$34,142	$32,210
International	767	970
Total revenue	$34,909	$33,180
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the three months ended March 31, 2024, are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Revenue Recognized	March 31, 2024

Deferred Revenue	$26,946	$14,743	$(16,104)	$25,585
During the three months ended March 31, 2024, the Company recognized $9.7 million related to amounts deferred as of December 31, 2023.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the three months ended March 31, 2024 are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Commissions Recognized	March 31, 2024

Prepaid Commissions	$2,285	$632	$(732)	$2,185
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at March 31, 2024, was $58.0 million. We expect to recognize approximately $39.3 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Operating lease cost	$1,035	$1,178
Short-term lease cost	2,452	2,280
Total lease cost	$3,487	$3,458

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents supplemental cash flow information:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$1,172	$1,368

The following table presents the weighted average remaining lease term and discount rate:

	March 31,
(Dollars in thousands)	2024	2023

Weighted average remaining lease term - operating leases (in years)	4.50	4.70
Weighted average discount rate - operating leases	6.05%	4.79%
Maturities of lease liabilities as of March 31, 2024, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2024 (remaining nine months)	$3,101
2025	2,518
2026	2,054
2027	1,517
2028	1,184
Thereafter	1,452
Total future lease payments	11,826
Imputed interest	(1,423)
Total	$10,403
NOTE 7 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Depreciation
Leasehold improvements	$36	$13
Asset retirement costs	(104)	66
Paging and computer equipment	901	938
Furniture, fixtures and vehicles	61	55
Total depreciation	894	1,072
Accretion	174	164
Total depreciation and accretion expense	$1,068	$1,236
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $1.4 million at March 31, 2024, and $1.6 million at December 31, 2023. Accounts receivable, net includes $7.6 million and $6.0 million of unbilled receivables at March 31, 2024, and December 31, 2023, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	March 31, 2024	December 31, 2023

Leasehold improvements	lease term	$2,217	$2,202
Asset retirement costs	1-5	3,722	3,722
Paging and computer equipment	1-5	86,197	86,332
Furniture, fixtures and vehicles	3-5	3,224	3,129
Total property and equipment		95,360	95,385
Accumulated depreciation		(88,054)	(88,064)
Total property and equipment, net		$7,306	$7,321
NOTE 8 - GOODWILL
During the three months ended March 31, 2024, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.
NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2023	$206	$7,191	$7,397
Accretion	147	27	174
Amounts paid	(129)	—	(129)
Reclassifications	13	(13)	—
Balance as of March 31, 2024	$237	$7,205	$7,442
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023.
The cost associated with the estimated removal costs and timing refinements due to ongoing network rationalization activities is expected to accrete to a total liability of $8.9 million. The total estimated liability is based on the transmitter locations remaining after we have consolidated the number of networks we operate and assuming the underlying leases continue to be renewed to that future date. Accretion expense related solely to asset retirement obligations and was recorded based on the interest method.
NOTE 10 - STOCKHOLDERS' EQUITY
General
Our authorized capital stock consists of 75 million shares of common stock, par value $0.0001 per share, and 25 million shares of preferred stock, par value $0.0001 per share.
At March 31, 2024, and December 31, 2023, we had no stock options outstanding.
At March 31, 2024, and December 31, 2023, there were 20,237,847 and 19,992,102 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and 2023, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2024 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 21, 2024	March 15, 2024	March 29, 2024	$0.3125	$6,600
Total			$0.3125	$6,600
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On May 1, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 24, 2024, and a payment date of June 24, 2024. Cash dividends related to common stock of approximately $6.3 million will be paid from available cash on hand.
Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the three months ended March 31, 2024, we did not repurchase any common stock.
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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended March 31,
(in thousands, except for share and per share amounts)	2024	2023

Numerator:
Net income	$4,236	$3,117

Denominator:
Basic weighted average common shares outstanding	20,170,548	19,897,445
Diluted weighted average common shares outstanding	20,446,587	20,182,692
Basic net income per common share	$0.21	$0.16
Diluted net income per common share	$0.21	$0.15
Stock-Based Compensation Plans
On April 29, 2020, our Board of Directors adopted the Spok Holdings, Inc. 2020 Equity Incentive Award Plan (the “2020 Equity Plan”) that our stockholders subsequently approved on July 28, 2020. At July 28, 2020, a total of 1,699,950 shares of common stock had been reserved for issuance under the 2020 Equity Plan.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 10, 2023, our Board of Directors adopted an amendment and restatement of the 2020 Equity Plan to increase the number of shares available for issuance by 1,000,000 shares that our stockholders subsequently approved on July 25, 2023. At July 25, 2023, a total of 1,268,444 shares of common stock had been reserved for issuance under the 2020 Equity Plan.
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
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2024, through March 31, 2024:

Activity

Total equity securities available at January 1, 2024	1,275,704
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(289,085)
Total equity securities available at March 31, 2024	986,619
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2024	1,035,268	$9.12
Granted	293,129	15.48
Vested	(398,161)	10.01
Forfeited	(4,044)	11.13
Unvested at March 31, 2024	926,192	$10.74
Of the 926,192 unvested RSUs, DSUs and restricted stock outstanding at March 31, 2024, 491,734 RSUs include contingent performance requirements for vesting purposes. At March 31, 2024, there was $6.2 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.
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
For the three months ended March 31, 2024 and 2023, no shares of the Company's stock were purchased. The following table summarizes the activities under the ESPP from January 1, 2024, through March 31, 2024:

Activity

Total ESPP equity securities available at January 1, 2024	109,762
ESPP common stock purchased by eligible employees	—
Total ESPP equity securities available at March 31, 2024	109,762
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023

Performance-based RSUs	$461	$381
Time-based RSUs, DSUs and restricted stock	667	542
ESPP	20	13
Total stock-based compensation	$1,148	$936
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
For 2024, the anticipated effective income tax rate is expected to continue to differ from the federal statutory rate of 21%, primarily due to the effect of state income taxes, permanent differences between book and taxable income, and certain discrete items.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We had total net deferred income tax assets ("DTAs") of $45.3 million and $46.3 million as of March 31, 2024, and December 31, 2023, respectively. We had a valuation allowance of $2.3 million as of both March 31, 2024, and December 31, 2023.
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
The Company maintains a valuation allowance related to Federal Foreign Tax Credits and certain state net operating losses and state tax credits, as the Company does not believe current projections of future taxable income will be sufficient to utilize those tax assets prior to expiration.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the three months ended March 31, 2024, to the commitments and contingencies previously reported in the 2023 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended March 31, 2024 and 2023, we recognized revenues of $0.4 million and $0.1 million, respectively, related to the contracts from the entity at which the individual is employed.
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
Although these statements are based upon current plans, known trends and assumptions that management considers reasonable, they are subject to certain risks, uncertainties and assumptions, including, but not limited to, those discussed in this section and "Risk Factors" below and under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”),” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report"). Should known or unknown risks or uncertainties materialize, known trends change, or underlying assumptions prove inaccurate, actual results or outcomes may differ materially from past results and those described herein as anticipated, believed, estimated, expected, intended, targeted or forecasted. Investors are cautioned not to place undue reliance on these forward-looking statements.
The Company undertakes no obligation to update forward-looking statements. Investors are advised to consult all further disclosures the Company makes in its subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that it will file with the SEC. Also note that, in the 2023 Annual Report, the Company provides a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to its business. These are factors that, individually or in the aggregate, could cause the Company’s actual results to differ materially from past results as well as those results that may be anticipated, believed, estimated, expected, intended, targeted or forecasted. It is not possible to predict or identify all such risk factors. Consequently, investors should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect Spok's business, statement of operations or financial condition, subsequent to the filing of this Quarterly Report.

Overview
The following MD&A is intended to help the reader understand the results of operations and financial condition of Spok. This MD&A is provided as a supplement to, and should be read in conjunction with, our 2023 Annual Report and our unaudited Condensed Consolidated Financial Statements and accompanying notes. A reference to a “Note” in this section refers to the accompanying Unaudited Notes to Condensed Consolidated Financial Statements.
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
Business
See Note 1, "Organization and Significant Accounting Policies" in Item 1 of Part I of this Quarterly Report and Item 1. "Business" of Part I of the 2023 Annual Report, which describe our business in further detail.

Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Total	%

Revenue:
Wireless revenue	$18,595	$19,028	$(433)	(2.3)%
Software revenue	16,314	14,152	2,162	15.3%
Total revenue	34,909	33,180	1,729	5.2%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,139	6,536	603	9.2%
Research and development	2,951	2,493	458	18.4%
Technology operations	6,299	6,587	(288)	(4.4)%
Selling and marketing	4,149	3,901	248	6.4%
General and administrative	7,984	7,700	284	3.7%
Depreciation and accretion	1,068	1,236	(168)	(13.6)%
Severance and restructuring	428	10	418	4,180.0%
Total operating expenses	30,018	28,463	1,555	5.5%
Operating income	4,891	4,717	174	3.7%
Interest income	254	272	(18)	(6.6)%
Other (expense) income	(2)	53	(55)	(103.8)%
Income before income taxes	5,143	5,042	101	2.0%
Provision for income taxes	(907)	(1,925)	1,018	(52.9)%
Net income	$4,236	$3,117	$1,119	35.9%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	392	380	12	3.2%
Active transmitters	3,165	3,300	(135)	(4.1)%

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
Revenue generated by wireless messaging services (including voice mail, personalized greeting, message storage and retrieval), equipment, maintenance plans and/or equipment loss protection for both one-way and two-way messaging subscribers is presented as wireless revenue in our Condensed Consolidated Statements of Operations. Revenue generated by the sale of our software solutions, which includes software license, professional services (installation, consulting and training), equipment procured by us from third parties (to be used in conjunction with our software), and post-contract support (ongoing maintenance), is presented as software revenue in our Condensed Consolidated Statements of Operations. Our software is licensed to end users under an industry standard software license agreement.
Refer to Note 5, "Revenue, Deferred Revenue and Prepaid Commissions" in the Notes to Condensed Consolidated Financial Statements for additional information on our wireless and software revenue streams.
The table below details revenue for the periods stated:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Total	%

Revenue - wireless:
Paging revenue	$17,970	$18,525	$(555)	(3.0)%
Product and other revenue	625	503	122	24.3%
Total wireless revenue	18,595	19,028	(433)	(2.3)%

Revenue - software:
License	2,626	1,618	1,008	62.3%
Professional services	4,025	3,239	786	24.3%
Hardware	384	356	28	7.9%
Operations revenue	7,035	5,213	1,822	35.0%
Maintenance revenue	9,279	8,939	340	3.8%
Total software revenue	16,314	14,152	2,162	15.3%
Total revenue	$34,909	$33,180	$1,729	5.2%
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
Wireless revenue decreased for the three months ended March 31, 2024, compared to the same period in 2023, reflective of the secular decrease in our wireless units in service, from 811 thousand as of March 31, 2023 to 753 thousand as of March 31, 2024. This was partially offset by an increase in ARPU, as a result of price increases initiated in September of 2023. ARPU was $7.89 for the three months ended March 31, 2024, as compared to $7.59 for the same period in 2023.

The decrease in paging revenue was also partially offset by the increase in product revenue due to one-time fees when customers cancel our services as a result of the secular decrease in our wireless units in service noted above.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.
The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended March 31,			Change Due To:
(in thousands)	2024	2023	Change	ARPU	Units

Paging revenue	$17,970	$18,525	$(555)	$695	$(1,250)
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
Operations Revenue
Software operations revenue increased during the three months ended March 31, 2024, when compared to the same period in 2023. This increase in revenue was primarily due to license and professional services revenue. License revenue increases were driven by higher operations bookings as compared to the same period in 2023. The increase in professional services revenue was driven by our hiring efforts in the second half of 2023 and continuing into the first quarter, as we aligned staffing levels with our backlog which have grown as a result of our operations bookings results.
Maintenance Revenue
For the three months ended March 31, 2024, maintenance revenue increased compared to the same period in 2023, as a result of improvement in our gross revenue churn as well as net new maintenance driven by our operational bookings performance. Given these dynamics, we believe annual maintenance revenue is likely to remain flat or increase marginally, as we continue to enhance our existing software solutions. Further enhancements are expected to provide additional avenues for license sales which generate new maintenance revenue and help to reduce levels of gross churn.

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

The following is a review of our operating expense categories for the three months ended March 31, 2024, and 2023. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Total	%

Payroll and related	$4,568	$3,980	$588	14.8%
Cost of sales	1,221	1,205	16	1.3%
Recoverable taxes and fees	945	971	(26)	(2.7)%
Stock-based compensation	80	76	4	5.3%
Other	325	304	21	6.9%
Total cost of revenue	$7,139	$6,536	$603	9.2%

FTE Employees	152	131	21	16.0%
For the three months ended March 31, 2024, cost of revenue increased compared to the same period in 2023, primarily driven by increases in payroll and related expenses, attributable primarily to increases in headcount for added professional services resources in conjunction with our efforts to better align staffing levels with our backlog, as well as increases in employee compensation costs.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Total	%

Payroll and related	$1,537	$1,541	$(4)	(0.3)%
Outside services	1,266	846	420	49.6%
Stock-based compensation	49	27	22	81.5%
Other	99	79	20	25.3%
Total research and development	$2,951	$2,493	$458	18.4%

FTE Employees	35	40	(5)	(12.5)%
For the three months ended March 31, 2024, research and development expenses increased compared to the same period in 2023, primarily driven by an increase in outside services as we continue to invest in the enhancement of our software solutions.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Total	%

Payroll and related	$2,208	$2,339	$(131)	(5.6)%
Site rent	2,787	2,881	(94)	(3.3)%
Telecommunications	692	707	(15)	(2.1)%
Stock-based compensation	45	55	(10)	(18.2)%
Other	567	605	(38)	(6.3)%
Technology Operations	$6,299	$6,587	$(288)	(4.4)%

FTE Employees	67	73	(6)	(8.2)%
For the three months ended March 31, 2024, technology operations expenses decreased compared to the same period in 2023, primarily due to a decrease in payroll and related expenses and site rent.
The decrease in payroll and related expenses is attributable to the reduction in headcount as a result of our continuous efforts to optimize costs, partially offset by increases in employee compensation costs. In addition, as a result of our network rationalization efforts, site rent and telecommunications costs decreased in response to a 4.1% decline in active transmitters from March 31, 2023 to March 31, 2024. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Total	%

Payroll and related	$2,578	$2,449	$129	5.3%
Commissions	732	799	(67)	(8.4)%
Stock-based compensation	135	94	41	43.6%
Advertising and events	336	231	105	45.5%
Other	368	328	40	12.2%
Total selling and marketing	$4,149	$3,901	$248	6.4%

FTE Employees	67	66	1	1.5%
For the three months ended March 31, 2024, selling and marketing expenses increased compared to the same period in 2023, driven primarily by increases in payroll and related expenses and advertising and events expenses.
The increase in payroll and related expenses is due to increases in employee compensation costs. The increase in advertising and events expenses, largely due to increased trade show participation and overall travel as compared to the same period in 2023.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	Total	%

Payroll and related	$3,443	$3,266	$177	5.4%
Stock-based compensation	839	684	155	22.7%
Facility rent, office and technology costs	1,679	1,848	(169)	(9.1)%
Outside services	915	1,003	(88)	(8.8)%
Taxes, licenses and permits	242	262	(20)	(7.6)%
Bad debt	131	(135)	266	(197.0)%
Other	735	772	(37)	(4.8)%
Total general and administrative	$7,984	$7,700	$284	3.7%

FTE Employees	71	70	1	1.4%
For the three months ended March 31, 2024, general and administrative expenses increased compared to the same period in 2023, primarily driven by increases in bad debt, payroll and related expenses and stock-based compensation, partially offset by decreases in facility rent, office and technology costs.
The increase in bad debt expenses was primarily driven by a reversal of bad debt expense for the three months ended March 31, 2023, based on our assessment of accounts receivable and estimated allowance needs, which did not occur during the three months ended March 31, 2024. Payroll and related and stock compensation expenses increased for the three months ended March 31, 2024 due to increases in employee compensation costs.
The decreases in facility rent, office and technology costs were primarily due to reductions in office space in late 2023.
Depreciation and Accretion
For the three months ended March 31, 2024, and 2023, depreciation and accretion expenses were $1.1 million and $1.2 million, respectively, primarily due to decreases in asset retirement cost.
Severance and Restructuring
For the three months ended March 31, 2024, we incurred severance and restructuring expenses of $0.4 million, primarily related to early termination for the lease of our corporate headquarters in Alexandria, Virginia in September 2023 as a result of our continuous efforts to optimize costs. No significant severance and restructuring expenses were incurred for the three months ended March 31, 2023.
Income Taxes
Provision for income taxes was $0.9 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively. Provision for income taxes changed for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2024, we held cash and cash equivalents of $23.3 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. The Company maintains a majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
With the successful completion of the restructuring plan and our ongoing efforts to stabilize revenue and optimize costs, we anticipate positive cash flow generation will continue in future operating periods. In February 2022, the Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. This repurchase authority allows us, at management's discretion, to selectively repurchase shares of our common stock from time to time in the open market depending upon market price and other factors.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at March 31, 2024, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023

Net cash provided by operating activities	$1,998	$2,611	$(613)
Net cash used in investing activities	(875)	(649)	(226)
Net cash used in financing activities	(9,814)	(8,178)	(1,636)

Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the three months ended March 31, 2024, net cash provided by operating activities was $2.0 million, a decrease of $0.6 million compared to the three months ended March 31, 2023. This decrease was primarily driven by accounts payable, accrued liabilities and other of $6.4 million and deferred revenue of $1.4 million, partially offset by net income of $4.2 million, accounts receivable of $1.3 million and non-cash items such as depreciation and accretion of $1.1 million, deferred income tax expense of $0.9 million and stock-based compensation of $1.1 million.
For the three months ended March 31, 2023, net cash provided by operating activities was $2.6 million, an increase of $7.5 million compared to the three months ended March 31, 2022. This increase was primarily driven by net income of $3.1 million, accounts receivable of $4.2 million and non-cash items such as depreciation and accretion of $1.2 million and stock-based compensation of $0.9 million. These increases were partially offset by accounts payable, accrued liabilities and other of $6.7 million and deferred revenue of $1.6 million.
Investing Activities
For the three months ended March 31, 2024, and 2023, net cash used in investing activities was $0.9 million and $0.6 million, respectively. Net cash used in investing activities reflects purchases of property and equipment.
Financing Activities
For the three months ended March 31, 2024, and 2023, net cash used in financing activities was $9.8 million and $8.2 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On May 1, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of May 24, 2024, and a payment date of June 24, 2024. This cash dividend of approximately $6.3 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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
The following table provides the Company's significant commitments and contractual obligations as of March 31, 2024:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or Less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$12,650	$3,653	$4,844	$2,701	$1,452
Unconditional purchase obligations	5,850	2,193	2,914	743	—
Total contractual obligations	$18,500	$5,846	$7,758	$3,444	$1,452
Refer to Note 6, "Leases" and Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for further discussion on our commitments and contingencies.
Related Party Transactions
See Note 13, "Related Parties" in the Notes to Condensed Consolidated Financial Statements for a discussion regarding our related party transactions.
Critical Accounting Policies and Estimates

The preceding discussion and analysis of financial condition and operations is based on our Condensed Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our Condensed Consolidated Financial Statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. On an ongoing basis, we evaluate estimates and assumptions, including, but not limited to, those related to the impairment of long-lived assets and goodwill, accounts receivable, revenue recognition, depreciation expense, asset retirement obligations, and income taxes. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no changes to the critical accounting policies reported in the 2023 Annual Report that affect our significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2024, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A – Risk Factors” of Part I of the 2023 Annual Report have not materially changed during the three months ended March 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended March 31, 2024.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index below are filed or incorporated by reference as part of this report.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit/Appendix	Filing Date	Filed/Furnished Herewith
10.1†	Spok Holdings, Inc. 2024 Short-Term Incentive Plan	10-K	001-32358	10.13	2/22/24	Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended					Filed
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					Furnished
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					Furnished
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*					Filed
101.SCH	Inline XBRL Taxonomy Extension Schema*					Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation*					Filed
101.DEF	Inline XBRL Taxonomy Extension Definition*					Filed
101.LAB	Inline XBRL Taxonomy Extension Labels*					Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation*					Filed
104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101					Filed

*	The financial information contained in these XBRL documents is unaudited.
†	Denotes a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPOK HOLDINGS, INC.

Dated: May 2, 2024	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)