Form 10-Q
period 2024-06-30
Spok Holdings, Inc
filed 2024-07-25
CIK 1289945

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
20,264,055 shares of the registrant’s common stock (par value $0.0001 per share) were outstanding as of July 19, 2024.

SPOK HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,875	$31,989
Accounts receivable, net	22,824	23,314
Prepaid expenses	8,590	7,885
Other current assets	858	704
Total current assets	56,147	63,892
Non-current assets:
Property and equipment, net	7,056	7,321
Operating lease right-of-use assets	9,177	10,526
Goodwill	99,175	99,175
Deferred income tax assets, net	43,939	46,260
Other non-current assets	883	510
Total non-current assets	160,230	163,792
Total assets	$216,377	$227,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,418	$5,969
Accrued compensation and benefits	4,922	7,284
Deferred revenue	25,239	26,298
Operating lease liabilities	3,352	4,184
Other current liabilities	4,425	4,273
Total current liabilities	43,356	48,008
Non-current liabilities:
Asset retirement obligations	7,197	7,191
Operating lease liabilities	6,374	6,902
Other non-current liabilities	1,238	1,812
Total non-current liabilities	14,809	15,905
Total liabilities	58,165	63,913
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock	$—	$—
Common stock	2	2
Additional paid-in capital	102,946	102,936
Accumulated other comprehensive loss	(1,770)	(1,764)
Retained earnings	57,034	62,597
Total stockholders’ equity	158,212	163,771
Total liabilities and stockholders' equity	$216,377	$227,684

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands except share and per share amounts)	2024	2023	2024	2023

Revenue:
Wireless revenue	$18,297	$18,877	$36,892	$37,905
Software revenue	15,685	17,586	31,999	31,738
Total revenue	33,982	36,463	68,891	69,643
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,163	6,727	14,302	13,263
Research and development	3,176	2,853	6,127	5,346
Technology operations	6,181	6,452	12,480	13,039
Selling and marketing	3,506	4,354	7,655	8,255
General and administrative	8,067	8,489	16,051	16,189
Depreciation and accretion	1,067	1,265	2,135	2,501
Severance and restructuring	348	108	776	118
Total operating expenses	29,508	30,248	59,526	58,711
Operating income	4,474	6,215	9,365	10,932
Interest income	391	354	645	626
Other expense	(14)	(138)	(16)	(85)
Income before income taxes	4,851	6,431	9,994	11,473
Provision for income taxes	(1,426)	(1,698)	(2,333)	(3,623)
Net income	$3,425	$4,733	$7,661	$7,850
Basic net income per common share	$0.17	$0.24	$0.38	$0.39
Diluted net income per common share	$0.17	$0.23	$0.37	$0.39
Basic weighted average common shares outstanding	20,252,452	19,957,786	20,211,500	19,927,782
Diluted weighted average common shares outstanding	20,473,751	20,255,248	20,500,335	20,266,914
Cash dividends declared per common share	$0.3125	$0.3125	$0.6250	$0.6250

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited and in thousands)	2024	2023	2024	2023

Net income	$3,425	$4,733	$7,661	$7,850
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(48)	35	(6)	47
Other comprehensive (loss) income	(48)	35	(6)	47
Comprehensive income	$3,377	$4,768	$7,655	$7,897

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2023	19,703,800	$2	$97,999	$73,096	$171,097
Net income	—	—	—	3,117	3,117
Issuance of restricted stock under the Equity Plan	382,568	—	—	—	—
Purchase of common stock for tax withholding	(144,516)	—	(1,245)	—	(1,245)
Amortization of stock-based compensation	—	—	936	—	936
Cash dividends declared	—	—	—	(6,549)	(6,549)
Cumulative translation adjustment	—	—	12	—	12
Balance at March 31, 2023	19,941,852	$2	$97,702	$69,664	$167,368
Net income	—	—	—	4,733	4,733
Amortization of stock-based compensation	—	—	923	—	923
Cash dividends declared	—	—	—	(6,538)	(6,538)
Issuance of restricted stock under the Equity Plan	20,210	—	90	—	90
Cumulative translation adjustment	—	—	35	—	35
Balance at June 30, 2023	19,962,062	$2	$98,750	$67,859	$166,611

(Unaudited and in thousands except share amounts)	Outstanding Common Shares	Common Stock	Additional Paid-In Capital & Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at January 1, 2024	19,992,102	$2	$101,172	$62,597	$163,771
Net income	—	—	—	4,236	4,236
Issuance of restricted stock under the Equity Plan	396,771	—	—	—	—
Purchase of common stock for tax withholding	(151,026)	—	(2,428)	—	(2,428)
Amortization of stock-based compensation	—	—	1,148	—	1,148
Cash dividends declared	—	—	—	(6,600)	(6,600)
Cumulative translation adjustment	—	—	42	—	42
Balance at March 31, 2024	20,237,847	$2	$99,934	$60,233	$160,169
Net income	—	—	—	3,425	3,425
Issuance of restricted stock under the Equity Plan	17,768	—	131	—	131
Amortization of stock-based compensation	—	—	1,159	—	1,159
Cash dividends declared	—	—	—	(6,624)	(6,624)
Cumulative translation adjustment	—	—	(48)	—	(48)
Balance at June 30, 2024	20,255,615	$2	$101,176	$57,034	$158,212

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

SPOK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(Unaudited and in thousands)	2024	2023

Operating activities:
Net income	$7,661	$7,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and accretion	2,135	2,501
Deferred income tax expense	2,313	3,602
Stock-based compensation	2,307	1,859
Provisions for credit losses, service credits and other	262	222
Changes in assets and liabilities:
Accounts receivable	223	1,168
Prepaid expenses and other assets	(1,232)	(653)
Net operating lease liabilities	(11)	(324)
Accounts payable, accrued liabilities and other	(3,046)	(1,745)
Deferred revenue	(1,192)	(3,282)
Net cash provided by operating activities	9,420	11,198
Investing activities:
Purchases of property and equipment	(1,516)	(1,815)
Net cash used in investing activities	(1,516)	(1,815)
Financing activities:
Cash distributions to stockholders	(13,715)	(13,163)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	131	90
Purchase of common stock for tax withholding on vested equity awards	(2,428)	(1,245)
Net cash used in financing activities	(16,012)	(14,318)
Effect of exchange rate on cash and cash equivalents	(6)	47
Net decrease in cash and cash equivalents	(8,114)	(4,888)
Cash and cash equivalents, beginning of period	31,989	35,754
Cash and cash equivalents, end of period	$23,875	$30,866
Supplemental disclosure:
Income taxes paid	$241	$253

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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Revenue
Software revenue consists of two primary components: operations revenue and maintenance revenue. Operations revenue consists primarily of license and subscription revenues for our healthcare communications solutions, revenue from the sale of hardware that facilitates the use of our software solutions, and professional services revenue related to the implementation of our solutions. Maintenance revenue is generated from our ongoing support of our software solutions or related hardware and access to when-and-if available software updates. Maintenance is generally purchased and renewed on an annual basis.
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
The following table presents our revenues disaggregated by revenue type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023

Revenue:
Paging revenue	$17,633	$18,271	$35,603	$36,796
Product and other revenue	664	606	1,289	1,109
Wireless revenue	$18,297	$18,877	$36,892	$37,905

License	$1,697	$3,692	$4,323	$5,310
Professional services	4,286	3,837	8,311	7,076
Hardware	334	933	718	1,289
Operations revenue	6,317	8,462	13,352	13,675
Maintenance	9,368	9,124	18,647	18,063
Software revenue	$15,685	$17,586	$31,999	$31,738
Total revenue	$33,982	$36,463	$68,891	$69,643

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.S. was the only country that accounted for more than 10% of the Company’s total revenue for the three and six months ended June 30, 2024, and 2023. Revenue generated in the U.S. and internationally consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023

United States	$33,302	$35,649	$67,444	$67,860
International	680	814	1,447	1,783
Total revenue	$33,982	$36,463	$68,891	$69,643
Deferred Revenues
Our deferred revenues represent payments made by, or due from, customers in advance of our performance. Changes in the balance of total deferred revenue during the six months ended June 30, 2024, are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Revenue Recognized	June 30, 2024

Deferred Revenue	$26,946	$30,806	$(31,998)	$25,754
During the six months ended June 30, 2024, the Company recognized $17.0 million related to amounts deferred as of December 31, 2023.
Prepaid Commissions
Our prepaid commissions represent payments made to employees in advance of our performance on the related underlying contracts. These costs have been incurred directly in relation to obtaining a contract. As such, these costs are amortized over the estimated period of benefit. Changes in the balance of total prepaid commissions during the six months ended June 30, 2024 are as follows:

(Dollars in thousands)	December 31, 2023	Additions	Commissions Recognized	June 30, 2024

Prepaid Commissions	$2,285	$1,865	$(1,165)	$2,985
Prepaid commissions are included within prepaid expenses in the Condensed Consolidated Balance Sheets and commissions expense is included within selling and marketing in the Condensed Consolidated Statements of Operations.
Remaining Performance Obligations
The balance of remaining performance obligations at June 30, 2024, was $55.0 million, which excludes $6.0 million of additional transaction value that was deemed cancellable by the customer without significant penalty. We expect to recognize approximately $35.1 million of our remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease costs are included in technology operations and general and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents lease costs disaggregated by type:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023

Operating lease cost	$1,015	$1,171	$2,050	$2,351
Short-term lease cost	2,449	2,262	4,901	4,539
Total lease cost	$3,464	$3,433	$6,951	$6,890

The following table presents supplemental cash flow information:

	For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023

Cash paid for amounts included in the measurement of lease liabilities - operating leases	$2,416	$2,661

The following table presents the weighted average remaining lease term and discount rate:

	June 30,
(Dollars in thousands)	2024	2023

Weighted average remaining lease term - operating leases (in years)	4.50	4.70
Weighted average discount rate - operating leases	6.28%	4.86%
Maturities of lease liabilities as of June 30, 2024, were as follows:

For the Year Ended December 31,	(Dollars in thousands)

2024 (remaining six months)	$1,944
2025	2,655
2026	2,195
2027	1,612
2028	1,237
Thereafter	1,432
Total future lease payments	11,075
Imputed interest	(1,349)
Total	$9,726

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 - CONSOLIDATED FINANCIAL STATEMENTS' COMPONENTS
Depreciation and Accretion
Depreciation and accretion expenses consisted of the following for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023

Depreciation
Leasehold improvements	$39	$14	$75	$27
Asset retirement costs	(104)	64	(208)	130
Paging and computer equipment	877	967	1,778	1,905
Furniture, fixtures and vehicles	80	56	141	111
Total depreciation	892	1,101	1,786	2,173
Accretion	175	164	349	328
Total depreciation and accretion expense	$1,067	$1,265	$2,135	$2,501
Accounts Receivable, Net
Accounts receivable was recorded net of an allowance of $0.9 million at June 30, 2024, and $1.6 million at December 31, 2023. Accounts receivable, net includes $8.2 million and $6.0 million of unbilled receivables at June 30, 2024, and December 31, 2023, respectively. Unbilled receivables are defined as the Company's right to consideration in exchange for goods or services that we have transferred to the customer but have not yet billed for, generally as a result of contractual billing terms.
Property and Equipment, Net
Property and equipment, net consisted of the following as of the dates stated:

(Dollars in thousands)	Useful Life (In Years)	June 30, 2024	December 31, 2023

Leasehold improvements	lease term	$2,279	$2,202
Asset retirement costs	1-5	3,722	3,722
Paging and computer equipment	1-5	85,625	86,332
Furniture, fixtures and vehicles	3-5	3,204	3,129
Total property and equipment		94,830	95,385
Accumulated depreciation		(87,774)	(88,064)
Total property and equipment, net		$7,056	$7,321
NOTE 8 - GOODWILL
During the three months ended June 30, 2024, we performed a qualitative assessment of goodwill and determined that a triggering event had not occurred. While an impairment assessment is performed annually in the fourth quarter, the Company monitors its business environment for potential triggering events on a quarterly basis. There is potential for further impairment charges being recognized in future periods based on these ongoing assessments.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 - ASSET RETIREMENT OBLIGATIONS
The components of the changes in the asset retirement obligation liabilities were:

(Dollars in thousands)	Short-Term Portion	Long-Term Portion	Total

Balance as of December 31, 2023	$206	$7,191	$7,397
Accretion	295	54	349
Amounts paid	(247)	—	(247)
Reclassifications	48	(48)	—
Balance as of June 30, 2024	$302	$7,197	$7,499
The short-term portion of the balance above is included within other current liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023.
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
At June 30, 2024, and December 31, 2023, we had no stock options outstanding.
At June 30, 2024, and December 31, 2023, there were 20,255,615 and 19,992,102 shares of common stock outstanding, respectively, and no shares of preferred stock were outstanding.
Dividends
Cash distributions to stockholders, as disclosed in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024, and 2023, include previously declared cash dividends on shares of vested restricted common stock ("restricted stock") issued to our non-executive directors and dividends related to vested restricted stock units ("RSUs") issued to eligible employees. Cash dividends on RSUs and restricted stock have been accrued and are paid when the applicable vesting conditions are met. Accrued cash dividends on forfeited restricted stock and RSUs are also forfeited. The following table details our cash dividends declared and paid in 2024 through the date hereof:

				(Dollars in thousands)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total Declared(1)

February 21, 2024	March 15, 2024	March 29, 2024	$0.3125	$6,600
May 1, 2024	May 24, 2024	June 24, 2024	0.3125	6,624
Total			$0.6250	$13,224
(1) The total declared reflects the cash dividends declared in relation to common stock, deferred stock units ("DSUs") and unvested RSUs.
On July 24, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 19, 2024, and a payment date of September 9, 2024. Cash dividends related to common stock of approximately $6.3 million will be paid from available cash on hand.

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Repurchase Program
On February 16, 2022, our Board of Directors authorized a share repurchase program for up to $10 million of the Company’s common stock. Under the repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or otherwise, all in accordance with the rules of the SEC and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, legal requirements and other considerations. The repurchase program does not obligate the Company to acquire any particular amount of common stock, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. For the six months ended June 30, 2024, we did not repurchase any common stock.
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
The components of basic and diluted net income per common share were as follows for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except for share and per share amounts)	2024	2023	2024	2023

Numerator:
Net income	$3,425	$4,733	$7,661	$7,850

Denominator:
Basic weighted average common shares outstanding	20,252,452	19,957,786	20,211,500	19,927,782
Diluted weighted average common shares outstanding	20,473,751	20,255,248	20,500,335	20,266,914
Basic net income per common share	$0.17	$0.24	$0.38	$0.39
Diluted net income per common share	$0.17	$0.23	$0.37	$0.39
Stock-Based Compensation Plans
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
The following table summarizes the activities under the 2020 Equity Plan from January 1, 2024, through June 30, 2024:

Activity

Total equity securities available at January 1, 2024	1,275,704
RSU, DSU and restricted stock awarded to eligible employees, net of forfeitures	(296,920)
Total equity securities available at June 30, 2024	978,784
The following table details activities with respect to outstanding RSUs, DSUs, and restricted stock under the 2020 Equity Plan for the six months ended June 30, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share

Unvested at January 1, 2024	1,035,268	$9.12
Granted	300,964	15.49
Vested	(405,813)	10.01
Forfeited	(4,044)	11.13
Unvested at June 30, 2024	926,375	$10.79
Of the 926,375 unvested RSUs, DSUs and restricted stock outstanding at June 30, 2024, 491,734 RSUs include contingent performance requirements for vesting purposes. At June 30, 2024, there was $5.2 million of unrecognized net compensation cost related to RSUs and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
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

SPOK HOLDINGS, INC.
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the six months ended June 30, 2024, 9,933 shares of the Company's stock were purchased, as compared to 12,558 shares purchased during the same period in 2023. The following table summarizes the activities under the ESPP from January 1, 2024, through June 30, 2024:

Activity

Total ESPP equity securities available at January 1, 2024	109,762
ESPP common stock purchased by eligible employees	(9,933)
Total ESPP equity securities available at June 30, 2024	99,829
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
The following table reflects the items for stock-based compensation expense in the Condensed Consolidated Statements of Operations for the periods stated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023

Performance-based RSUs	$458	$373	$919	$754
Time-based RSUs, DSUs and restricted stock	679	535	1,346	1,077
ESPP	22	15	42	28
Total stock-based compensation	$1,159	$923	$2,307	$1,859
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
We had total net deferred income tax assets ("DTAs") of $43.9 million and $46.3 million as of June 30, 2024, and December 31, 2023, respectively. We had a valuation allowance of $2.3 million as of both June 30, 2024, and December 31, 2023.
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
NOTE 12 - COMMITMENTS AND CONTINGENCIES
There have been no material changes during the six months ended June 30, 2024, to the commitments and contingencies previously reported in the 2023 Annual Report.
NOTE 13 - RELATED PARTIES
A member of our Board of Directors serves as EVP and Chief Information Officer for an entity that is also a customer of the Company. For the three months ended June 30, 2024 and 2023, we recognized revenues of $0.4 million and $0.1 million, respectively, related to the contracts from the entity at which the individual is employed. For the six months ended June 30, 2024 and 2023, we recognized revenues of $0.8 million and $0.3 million, respectively, related to the contracts from the entity at which the individual is employed.
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
Results of Operations
The following table is a summary of our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Revenue:
Wireless revenue	$18,297	$18,877	$(580)	(3.1)%	$36,892	$37,905	$(1,013)	(2.7)%
Software revenue	15,685	17,586	(1,901)	(10.8)%	31,999	31,738	261	0.8%
Total revenue	33,982	36,463	(2,481)	(6.8)%	68,891	69,643	(752)	(1.1)%
Operating expenses:
Cost of revenue (exclusive of items shown separately below)	7,163	6,727	436	6.5%	14,302	13,263	1,039	7.8%
Research and development	3,176	2,853	323	11.3%	6,127	5,346	781	14.6%
Technology operations	6,181	6,452	(271)	(4.2)%	12,480	13,039	(559)	(4.3)%
Selling and marketing	3,506	4,354	(848)	(19.5)%	7,655	8,255	(600)	(7.3)%
General and administrative	8,067	8,489	(422)	(5.0)%	16,051	16,189	(138)	(0.9)%
Depreciation and accretion	1,067	1,265	(198)	(15.7)%	2,135	2,501	(366)	(14.6)%
Severance and restructuring	348	108	240	222.2%	776	118	658	557.6%
Total operating expenses	29,508	30,248	(740)	(2.4)%	59,526	58,711	815	1.4%
Operating income	4,474	6,215	(1,741)	(28.0)%	9,365	10,932	(1,567)	(14.3)%
Interest income	391	354	37	10.5%	645	626	19	3.0%
Other expense	(14)	(138)	124	(89.9)%	(16)	(85)	69	(81.2)%
Income before income taxes	4,851	6,431	(1,580)	(24.6)%	9,994	11,473	(1,479)	(12.9)%
Provision for income taxes	(1,426)	(1,698)	272	(16.0)%	(2,333)	(3,623)	1,290	(35.6)%
Net income	$3,425	$4,733	$(1,308)	(27.6)%	$7,661	$7,850	$(189)	(2.4)%

Supplemental Information
Full-Time Equivalent ("FTE") Employees	398	382	16	4.2%
Active transmitters	3,101	3,278	(177)	(5.4)%
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
The table below details revenue for the periods stated:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Revenue - wireless:
Paging revenue	$17,633	$18,271	$(638)	(3.5)%	$35,603	$36,796	$(1,193)	(3.2)%
Product and other revenue	664	606	58	9.6%	1,289	1,109	180	16.2%
Total wireless revenue	18,297	18,877	(580)	(3.1)%	36,892	37,905	(1,013)	(2.7)%

Revenue - software:
License	1,697	3,692	(1,995)	(54.0)%	4,323	5,310	(987)	(18.6)%
Professional services	4,286	3,837	449	11.7%	8,311	7,076	1,235	17.5%
Hardware	334	933	(599)	(64.2)%	718	1,289	(571)	(44.3)%
Operations revenue	6,317	8,462	(2,145)	(25.3)%	13,352	13,675	(323)	(2.4)%
Maintenance revenue	9,368	9,124	244	2.7%	18,647	18,063	584	3.2%
Total software revenue	15,685	17,586	(1,901)	(10.8)%	31,999	31,738	261	0.8%
Total revenue	$33,982	$36,463	$(2,481)	(6.8)%	$68,891	$69,643	$(752)	(1.1)%
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
Wireless revenue decreased for the three months ended June 30, 2024, compared to the same period in 2023, reflective of the secular decrease in our wireless units in service, from 806 thousand as of June 30, 2023 to 747 thousand as of June 30, 2024. This was partially offset by an increase in ARPU, as a result of price increases initiated in September of 2023. For the three months ended June 30, 2024, ARPU was $7.84 as compared to $7.53 for the same period in 2023.
Wireless revenue decreased for the six months ended June 30, 2024, compared to the same period in 2023, reflective of the secular decrease in our wireless units in service, from 806 thousand as of June 30, 2023 to 747 thousand as of June 30, 2024. This was partially offset by an increase in ARPU, as a result of price increases initiated in September of 2023. For the six months ended June 30, 2024, ARPU was $7.85 as compared to $7.56 for the same period in 2023.
We believe that demand for wireless services will continue to decline for the foreseeable future in line with recent trends, as our wireless products and services are replaced with other competing technologies, such as the shift from narrowband wireless service offerings to broadband technology services.

The following reflects the impact of subscribers and ARPU on the change in paging revenue:

	For the Three Months Ended June 30,			Change Due To:
(in thousands)	2024	2023	Change	ARPU	Units

Paging revenue	$17,633	$18,271	$(638)	$691	$(1,329)

	For the Six Months Ended June 30,			Change Due To:
(in thousands)	2024	2023	Change	ARPU	Units

Paging revenue	$35,603	$36,796	$(1,193)	$1,331	$(2,524)
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
Operations Revenue
Software operations revenue decreased during the three and six months ended June 30, 2024, when compared to the same periods in 2023. These decreases are primarily due to decreases in license and hardware revenue, driven by lower sales. More specifically, results from the second quarter of 2023 included $1.8 million in license revenue from a single customer contract with no similar performance in 2024. These decreases were partially offset by increases in professional services revenue, resulting from our targeted hiring efforts over the last twelve months, as we aligned staffing levels with our backlog which has grown as a result of our operations bookings results.
Maintenance Revenue
For the three and six months ended June 30, 2024, maintenance revenue increased compared to the same periods in 2023, as a result of improvement in our gross revenue churn as well as net new maintenance driven by our operational bookings performance. Given these dynamics, we believe annual maintenance revenue is likely to remain flat or increase marginally, as we continue to enhance our existing software solutions. Further enhancements are expected to provide additional revenues for license sales which generate new maintenance revenue and help to reduce levels of gross churn.

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

The following is a review of our operating expense categories for the three and six months ended June 30, 2024, and 2023. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Cost of Revenue
Cost of revenue consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$4,709	$3,862	$847	21.9%	$9,277	$7,842	$1,435	18.3%
Cost of sales	1,222	1,541	(319)	(20.7)%	2,443	2,746	(303)	(11.0)%
Recoverable taxes and fees	943	905	38	4.2%	1,888	1,876	12	0.6%
Stock-based compensation	80	57	23	40.4%	160	133	27	20.3%
Other	209	362	(153)	(42.3)%	534	666	(132)	(19.8)%
Total cost of revenue	$7,163	$6,727	$436	6.5%	$14,302	$13,263	$1,039	7.8%

FTE Employees	154	132	22	16.7%
For the three and six months ended June 30, 2024, cost of revenue increased compared to the same periods in 2023, primarily driven by increases in payroll and related expenses, partially offset by decreases in cost of sales.
The decreases in cost of sales are primarily related to lower hardware sales as compared to the same periods in 2023.
The increases in payroll and related expenses are primarily due to increases in headcount for added professional services resources in conjunction with our efforts to better align staffing levels with our backlog, as well as increases in employee compensation costs.
Research and Development
Research and development expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$1,464	$1,586	$(122)	(7.7)%	$3,001	$3,127	$(126)	(4.0)%
Outside services	1,505	1,180	325	27.5%	2,771	2,026	745	36.8%
Stock-based compensation	49	30	19	63.3%	98	57	41	71.9%
Other	158	57	101	177.2%	257	136	121	89.0%
Total research and development	$3,176	$2,853	$323	11.3%	$6,127	$5,346	$781	14.6%

FTE Employees	36	40	(4)	(10.0)%
For the three and six months ended June 30, 2024, research and development expenses increased when compared to the same periods in 2023, primarily driven by an increase in outside services as we continue to invest in the enhancement of our software solutions.

Technology Operations
Technology operations expenses consisted primarily of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$2,153	$2,247	$(94)	(4.2)%	$4,361	$4,586	$(225)	(4.9)%
Site rent	2,740	2,856	(116)	(4.1)%	5,527	5,737	(210)	(3.7)%
Telecommunications	687	708	(21)	(3.0)%	1,379	1,415	(36)	(2.5)%
Stock-based compensation	44	40	4	10.0%	89	95	(6)	(6.3)%
Other	557	601	(44)	(7.3)%	1,124	1,206	(82)	(6.8)%
Technology Operations	$6,181	$6,452	$(271)	(4.2)%	$12,480	$13,039	$(559)	(4.3)%

FTE Employees	67	71	(4)	(5.6)%
For the three and six months ended June 30, 2024, technology operations expenses decreased compared to the same periods in 2023, primarily due to decreases in payroll and related expenses and site rent.
The decreases in payroll and related expenses are primarily due to the reduction in headcount as a result of our continuous efforts to optimize costs, partially offset by increases in employee compensation costs. In addition, as a result of our network rationalization efforts, site rent and telecommunications costs decreased in response to a 5.4% decline in active transmitters from June 30, 2023 to June 30, 2024. As we reach certain minimum frequency commitments, as outlined by the United States Federal Communications Commission, we may be unable to continue our efforts to rationalize and consolidate our networks.
Selling and Marketing
Selling and marketing expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$2,564	$2,470	$94	3.8%	$5,142	$4,919	$223	4.5%
Commissions	433	1,496	(1,063)	(71.1)%	1,165	2,295	(1,130)	(49.2)%
Stock-based compensation	135	92	43	46.7%	270	186	84	45.2%
Advertising and events	323	271	52	19.2%	659	502	157	31.3%
Other	51	25	26	104.0%	419	353	66	18.7%
Total selling and marketing	$3,506	$4,354	$(848)	(19.5)%	$7,655	$8,255	$(600)	(7.3)%

FTE Employees	68	68	—	—%
For the three and six months ended June 30, 2024, selling and marketing expenses decreased compared to the same periods in 2023, driven primarily by decreases in commissions and partially offset by payroll and related costs.
The decrease in commissions was primarily driven by a one-time benefit from the adjustment of commissions expense that was previously expensed as incurred, with a corresponding increase in our prepaid commissions. While the majority of our commissions are expensed in proportion to revenue, an immaterial subset was historically expensed as incurred under an ASC 606 practical expedient. With the growth in multi-year contracts over the last two years, more related revenue continues to extend beyond the 12-month period allowed for under this practical expedient. Going forward, these costs will be expensed in alignment with their related revenue in the same manner as the majority of our commissions.
The increase in payroll and related expenses is due to increases in employee compensation costs.

General and Administrative
General and administrative expenses consisted of the following items:

	For the Three Months Ended June 30,		Change		For the Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	Total	%	2024	2023	Total	%

Payroll and related	$3,393	$3,555	$(162)	(4.6)%	$6,836	$6,821	$15	0.2%
Stock-based compensation	851	704	147	20.9%	1,690	1,388	302	21.8%
Facility rent, office and technology costs	1,724	1,910	(186)	(9.7)%	3,403	3,758	(355)	(9.4)%
Outside services	1,253	1,143	110	9.6%	2,168	2,146	22	1.0%
Taxes, licenses and permits	231	277	(46)	(16.6)%	473	539	(66)	(12.2)%
Bad debt	(138)	31	(169)	(545.2)%	(7)	(104)	97	(93.3)%
Other	753	869	(116)	(13.3)%	1,488	1,641	(153)	(9.3)%
Total general and administrative	$8,067	$8,489	$(422)	(5.0)%	$16,051	$16,189	$(138)	(0.9)%

FTE Employees	73	71	2	2.8%
For the three and six months ended June 30, 2024, general and administrative expenses decreased compared to the same periods in 2023, primarily driven by decreases in facility rent, office and technology costs resulting from reductions in office space in late 2023. These decreases were partially offset by increases in stock-based compensation expenses due to increases in employee compensations costs.
For the three months ended June 30, 2024, bad debt expense was also lower, driven by changes in accounts receivable and allowance for doubtful accounts.
Depreciation and Accretion
For the three months ended June 30, 2024, and 2023, depreciation and accretion expenses were $1.1 million and $1.3 million, respectively. For the six months ended June 30, 2024, and 2023, depreciation and accretion expenses were $2.1 million and $2.5 million, respectively. These expenses decreased for the three and six months ended June 30, 2024, compared to the same periods in 2023 primarily due to decreases in asset retirement costs.
Severance and Restructuring
For the three and six months ended June 30, 2024, we incurred severance and restructuring expenses of $0.3 million and $0.8 million, respectively, primarily related to early termination for the lease of our corporate headquarters in Alexandria, Virginia in September 2023 as a result of our continuous efforts to optimize costs. No significant severance and restructuring expenses were incurred for the three and six months ended June 30, 2023.
Income Taxes
Provision for income taxes was $1.4 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. Provision for income taxes was $2.3 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively. Provision for income taxes changed for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to the effect of the anticipated annual effective tax rate change resulting from certain permanent tax differences, estimated research and development tax credits and related valuation allowance, and certain discrete items. Further details can be found in Note 11, "Income Taxes" in the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2024, we held cash and cash equivalents of $23.9 million. The available cash and cash equivalents consist of cash in our operating accounts and cash invested in interest-bearing funds managed by third-party financial institutions. The Company maintains a majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and the majority of our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial condition and results of operations.
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
Based on current and anticipated levels of operations, we anticipate that net cash provided by operating activities, together with the available cash on hand at June 30, 2024, should be adequate to meet our anticipated cash requirements for the short term (next 12 months) and long term (beyond 12 months).
The following table sets forth information on our net cash flows from operating, investing, and financing activities for the periods stated:

	Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023

Net cash provided by operating activities	$9,420	$11,198	$(1,778)
Net cash used in investing activities	(1,516)	(1,815)	299
Net cash used in financing activities	(16,012)	(14,318)	(1,694)

Operating Activities
As discussed above, we are dependent on cash flows from operating activities to meet our cash requirements. Cash from operations varies depending on changes in various working capital items, including deferred revenues, accounts payable, accounts receivable, prepaid expenses and various accrued expenses.
For the six months ended June 30, 2024, net cash provided by operating activities was $9.4 million, a decrease of $1.8 million compared to the six months ended June 30, 2023. This decrease was primarily driven by net income of $7.7 million and non-cash items such as depreciation and accretion of $2.1 million, deferred income tax expense of $2.3 million and stock-based compensation of $2.3 million partially offset by, accounts payable, accrued liabilities and other of $3.0 million and deferred revenue of $1.2 million.
For the six months ended June 30, 2023, net cash provided by operating activities was $11.2 million, primarily driven by net income of $7.9 million, accounts receivable of $1.2 million and non-cash items such as depreciation and accretion of $2.5 million, deferred income tax expense of $3.6 million and stock-based compensation of $1.9 million. These increases were partially offset by accounts payable, accrued liabilities and other of $1.7 million and deferred revenue of $3.3 million.
Investing Activities
For the six months ended June 30, 2024, and 2023, net cash used in investing activities was $1.5 million and $1.8 million, respectively. Net cash used in investing activities reflects purchases of property and equipment.
Financing Activities
For the six months ended June 30, 2024, and 2023, net cash used in financing activities was $16.0 million and $14.3 million, respectively, primarily due to cash distributions to stockholders and the purchase of common stock for tax withholding purposes on vested equity awards.
On July 24, 2024, our Board of Directors declared a regular quarterly cash dividend of $0.3125 per share of common stock with a record date of August 19, 2024, and a payment date of September 9, 2024. This cash dividend of approximately $6.3 million, applicable to our common stock outstanding, will be paid from available cash on hand.
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

The following table provides the Company's significant commitments and contractual obligations as of June 30, 2024:

	Payments Due by Period
(Dollars in thousands)	Total	1 year or less	1 to 3 years	3 to 5 years	More than 5 years

Operating lease obligations	$11,709	$2,390	$5,038	$2,849	$1,432
Unconditional purchase obligations	5,888	2,184	3,182	522	—
Total contractual obligations	$17,597	$4,574	$8,220	$3,371	$1,432
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2024, we had no outstanding debt and no revolving credit facility.
Foreign Currency Exchange Rate Risk
We conduct a limited amount of business outside the United States. The financial impact of transactions billed in foreign currencies is immaterial to our financial results and, consequently, we do not have any material exposure to the risk of foreign currency exchange rate fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management carried out an evaluation, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the participation of our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures, as of the end of our last fiscal quarter. Disclosure controls and procedures are defined under Rule 13a-15(e) under the Exchange Act as controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based upon this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting
There were no changes made to the Company’s internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements for information regarding legal proceedings in which we are involved.
ITEM 1A. RISK FACTORS
The risk factors included in “Item 1A – Risk Factors” of Part I of the 2023 Annual Report have not materially changed during the six months ended June 30, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company did not repurchase any shares of its common stock during the three months ended June 30, 2024.
ITEM 5. OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
2024 Annual Meeting Results
On July 23, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). There were 20,255,615 shares of common stock eligible to vote, of which 16,495,626 shares were represented in person (virtually) or by proxy at the Annual Meeting. The purpose of the Annual Meeting was to elect six directors, to ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2024, and to approve, on an advisory basis, the compensation of the Company’s named executive officers (“NEOs”).
As reported in the tables below, six directors were elected to hold office until the next annual meeting and until their respective successors have been elected or appointed, Grant Thornton LLP was ratified as the Company's independent registered public accounting firm for the year ending December 31, 2024, and the compensation of the Company's NEOs was approved, on a non-binding advisory basis.

The voting results for the items acted upon at the Annual Meeting were as follows:

	Vote For	Vote Against	Abstentions	Broker Non-Votes

Election of Directors
Bobbie Byrne	11,942,293	386,599	30,663	4,136,071
Christine M. Cournoyer	12,136,802	193,228	29,525	4,136,071
Randy Hyun	12,228,008	99,734	31,813	4,136,071
Vincent D. Kelly	11,840,806	488,362	30,387	4,136,071
Brett Shockley	12,119,335	208,710	31,510	4,136,071
Todd Stein	11,832,120	497,092	30,343	4,136,071

Ratification of the Appointment of Grant Thornton LLP	16,174,815	273,735	47,076	—

Advisory Vote to Approve NEO Compensation	11,263,626	947,441	148,488	4,136,071

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

SPOK HOLDINGS, INC.

Dated: July 25, 2024	/s/ Calvin C. Rice
	Name:	Calvin C. Rice
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized officer)